Form 10-Q
period 1995-03-31
REGAL BELOIT CORP
filed 1995-05-02
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended               March 31, 1995

Commission File Number              1-7283


                           REGAL-BELOIT CORPORATION
            (Exact name of registrant as specified in its charter)


            Wisconsin                                  39-0875718
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


               200 State Street, Beloit, Wisconsin  53511-6254
                   (Address of principal executive offices)


                               (608) 364-8800
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X       NO

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.


                20,491,586 Shares, Common Stock, $.01 Par Value

                                 1 of 9

                        REGAL-BELOIT CORPORATION

                                FORM 10-Q

                    For Quarter Ended March 31, 1995






                                  INDEX

                                                                       Page No.
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                 Condensed Balance Sheet............................        3
                 Statement of Income................................        4
                 Condensed Statement of Cash Flows..................        5
                 Notes to Financial Statements......................    6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................     7 - 8


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K...................................        9

     Signatures.....................................................        9

                                2 of 9

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET

                                    ASSETS

                                                                            (From Audited
                                                           (Unaudited)       Statements)
                                                          March 31, 1995    Dec. 31, 1994
                                                          --------------    -------------
Current Assets:
   Cash and cash equivalents..........................    $  3,364,000      $ 13,378,000
   Receivables, less reserves of $1,236,000 in 1995
     and $1,161,000 in 1994...........................      41,675,000        30,623,000
   Inventories........................................      48,116,000        43,621,000
   Other current assets...............................       4,258,000         4,074,000
      Total Current Assets............................      97,413,000        91,696,000

Plant and Equipment at Cost...........................     124,474,000       116,470,000
     Less - accumulated depreciation..................     (52,807,000)      (50,685,000)
                                                            71,667,000        65,785,000

Advance Payment for Acquisition.......................               0         9,853,000
Other Noncurrent Assets...............................         308,000           331,000
                                                          $169,388,000      $167,665,000


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-Term Debt..................................    $    599,000      $ 10,511,000
     Accounts payable.................................      12,163,000         8,773,000
     Federal and state income taxes...................       5,387,000         1,164,000
     Other current liabilities........................      19,523,000        16,133,000
         Total Current Liabilities...................       37,672,000        36,581,000

Long-term Debt........................................      10,185,000        16,022,000
Deferred Income Taxes.................................       4,769,000         4,517,000

Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 20,491,586 issued in 1995 and
        20,454,952 issued in 1994.....................         205,000           205,000
     Additional paid-in capital.......................      36,822,000        36,595,000
     Retained earnings................................      79,801,000        74,265,000
     Cumulative Foreign Currency Translation
        Adjustments...................................        ( 66,000)       (  520,000)
                                                           116,762,000       110,545,000
                                                          $169,388,000      $167,665,000
See accompanying notes.

                                    3 of 9

                        REGAL-BELOIT CORPORATION

                           STATEMENT OF INCOME





                                                   (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                1995           1994
                                             -----------   -----------

Net Sales.................................   $74,340,000   $58,851,000

Cost of Sales.............................    53,180,000    42,414,000

  Gross Profit............................    21,160,000    16,437,000

Operating Expenses........................     8,767,000     8,448,000

  Income from Operations..................    12,393,000     7,989,000

Interest Expense..........................       322,000       293,000

  Income Before Taxes.....................    12,071,000     7,696,000

Provision for Income Taxes................     4,690,000     3,065,000

    Net Income............................   $ 7,381,000   $ 4,631,000

Per Share of Common Stock:

  Net Income..............................       $.36         $.23

  Cash Dividends Declared.................       $.09         $.07

Weighted Average Number of
  Shares Outstanding......................    20,470,837    20,426,880



See accompanying notes.

                                 4 of 9

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS


                                                                      (Unaudited)
                                                              Three Months Ended March 31,
                                                                  1995            1994
                                                              ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................   $  7,381,000   $  4,631,000
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Depreciation, amortization and deferred income taxes..      2,848,000      2,415,000
     Change in assets and liabilities:
      Current assets, other than cash......................    (10,599,000)    (3,900,000)
      Current liabilities, other than notes payable........      9,159,000      5,719,000
         Net cash provided from operating activities.......      8,789,000      8,865,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment, net of retirements....     (2,165,000)    (1,706,000)
   Other, net..............................................        460,000          9,000
      Net cash used in investing activities................     (1,705,000)    (1,697,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term debt............................    ( 9,887,000)        -0-
   Reduction of long-term debt.............................    ( 5,826,000)   ( 5,434,000)
   Dividends to shareholders...............................    ( 1,636,000)   ( 1,428,000)
   Other, net..............................................        228,000         93,000
      Net cash used for financing activities...............    (17,121,000)   ( 6,769,000)


EFFECT OF EXCHANGE RATE ON CASH............................         23,000          3,000


   Net (decrease) increase in cash and cash equivalents....    (10,014,000)       402,000
   Cash and cash equivalents at beginning of period........     13,378,000      2,193,000
   Cash and cash equivalents at end of period..............   $  3,364,000    $ 2,595,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest.............................................   $    265,000    $   248,000

      Income Taxes.........................................   $    232,000    $   324,000

See accompanying notes.

                                    5 of 9

                        REGAL-BELOIT CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1995



1.  BASIS OF PRESENTATION

The condensed financial statements include the accounts of Regal-Beloit Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.


2.  INVENTORIES

Cost for approximately 64% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                           3-31    12-31
                                           1995     1994
                                           ----    -----
                      Raw Material          19%      16%
                      Work-in-Process       24%      23%
                      Finished Goods        57%      61%

3.  ACQUISITION

Effective January 1, 1995, the Company acquired selected net assets of the Marine and Industrial Transmission Division of Borg-Warner Automotive Transmission and Engine Components Corporation. Late in 1994, the Company made an advance payment of $9,853,000 to cover the purchase of these net assets. The final purchase price settlement for this acquisition is expected to be slightly lower than the advance payment.

This acquisition has been renamed the Velvet Drive Transmission Division of Regal-Beloit Corporation. This Division produces both marine and industrial transmissions. The marine transmissions are used in boats with a horsepower range up to 500 horsepower for gasoline engines and up to 250 horsepower for diesel engines. The industrial transmissions are used in applications such as heavy-duty, all-terrain forklifts and specialty vehicles which include airport towmotors for baggage handling and mining personnel carriers.

                                 6 of 9

4.  DISCLOSURES

In the opinion of Management, all adjustments which were necessary for a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the quarter are not necessarily indicative of results to be expected for the year. Certain items, such as income taxes, LIFO charges, profit sharing expenses and various other accruals, are included in these statements based on estimates for the entire year.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1995 were a record $74,340,000, or 26.3% higher than sales of $58,851,000 in the comparable first quarter of 1994, and 18.8% greater than sales in the recent fourth quarter of 1994.

The recent Velvet Drive Transmission acquisition on January 1, 1995 and the acquisition of Costruzioni Meccaniche Legnanesi, S.r.L. of Legnano, Italy in December, 1994, accounted for 13.5% of the sales increase compared to the first quarter of 1994. The remaining 12.8% sales increase can be attributed to increased order levels at all divisions in both the Power Transmission and Cutting Tool Groups. In addition, selective selling price increases have been made in response to price increases being received from several suppliers of raw materials and component parts.

While the Velvet Drive Transmission Division added approximately $7,000,000 to first quarter sales, this level of shipments is considered to be stronger than normal as a sizeable backlog of overdue orders prior to acquisition has been cleaned up.

The Company's European operations are experiencing increased sales and order levels as the economic recovery in Europe has become more evident.

The first quarter gross profit percentage of 28.5% was higher than the 27.9% recorded in the comparable period of 1994, but was down from 31.7% in the recent fourth quarter of 1994 due to a higher percentage of total shipments being in slightly lower margin products.

Operating expenses increased in the quarter primarily as a result of recent acquisitions. However, these expenses continued to decline as a percentage of sales. In the first quarter of 1995, operating expenses were 11.8% of sales compared to 14.4% in the comparable period of 1994 and 13.2% in the recent fourth quarter of 1994. These percentages continue to drop as sales volumes rise since these expenses are typically fixed in nature.

Interest expense increased this quarter due to the additional debt incurred with the recent Velvet Drive Transmission acquisition. As of March 31, 1995, over $4,600,000 of the additional $9,853,000 debt has already been retired while the Company's variable interest rate has remained virtually unchanged during the quarter.

                                 7 of 9

LIQUIDITY AND CAPITAL RESOURCES

The majority of the changes to the first quarter balance sheet can be attributed to the Velvet Drive acquisition. Receivables and inventory levels at existing facilities have increased as a result of higher sales volumes.

Working capital as of March 31, 1995 increased to $59,741,000 from $55,115,000 as of December 31, 1994. The current ratio is 2.6:1 as compared to 2.5:1 as of year end.

The reduction of long-term debt and increase in shareholders' investment during the quarter resulted in long-term debt as a percentage of total capital to be reduced to 8.0% as of March 31, 1995 from 12.7% as of December 31, 1994.

The Company feels that additional internally generated growth can be financed adequately by cash generated from operations and from its short-term credit facilities.


                                 8 of 9

                                 PART II

                            OTHER INFORMATION



Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed since the Company's last report on Form 10-K, dated March 15, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGAL-BELOIT CORPORATION
                                      (Registrant)





                                Gerald J. Berres
                                ----------------------------------------------
                                Gerald J. Berres
                                Vice President - Secretary
                                General Counsel





                                Robert C. Burress
                                ----------------------------------------------
                                Robert C. Burress
                                Vice President - Chief Financial Officer
                                (Principal Accounting and Financial Officer)


DATE:  May 1, 1995














                                 9 of 9