Form 10-K/A
period 1994-12-31
REGAL BELOIT CORP
filed 1995-06-29
CIK 82811

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.C.   20549
                  -------------------------------------
                              FORM  10-K/A

                             Amendment No. 1

          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
               OF  THE  SECURITIES  EXCHANGE  ACT OF  1934

For the fiscal year ended December 31, 1994       Commission file number 1-7283

                  -------------------------------------

                        REGAL-BELOIT  CORPORATION
         (Exact Name of Registrant as Specified in Its Charter)

     Wisconsin                                          39-0875718
(State of Incorporation)                   (I.R.S. Employer Identification No.)

          200 State Street
         Beloit, Wisconsin                                         53511-6254
(Address of principal executive offices)                           (Zip Code)

         Registrant's telephone number, including area code:  (608) 364-8800

                                  INDEX

Form 11-K.................................................

Item 1 - List of Financial Statements and Exhibits........

Financial Statements As of December 31, 1994 and 1993
Together With Report of Independent Public Accountants....

  Report of Independent Public Accountants................

  Statement of Net Assets Available for Plan Benefits
    With Fund Information As of December 31, 1994.........

  Statement of Net Assets Available for Plan Benefits
    With Fund Information As of December 31, 1993.........

  Statement of Changes in Net Assets Available for Plan
    Benefits, With Fund Information,
    As of December 31, 1994...............................

  Statement of Changes in Net Assets Available for Plan
    Benefits, With Fund Information,
    As of December 31, 1993...............................

Notes to Financial Statements For The Years Ended
  December 31, 1994 and 1993..............................

Index to Supplemental Schedules...........................

Schedule of Assets Held for Investment Purposes...........

Schedule of Reportable Transactions.......................

Signatures................................................

Exhibit Index.............................................

Exhibit I.................................................

                                                                  EXHIBIT 28.1



                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                   FORM 11-K


              FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934





[X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994


[ ]  TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


Commission file number 1-7283


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

     REGAL-BELOIT CORPORATION PERSONAL SAVINGS PLAN


B. Name of the issuer of the securities held pursuant to the plan and the address of its principal executive office:

     REGAL-BELOIT CORPORATION
     200 STATE STREET
     BELOIT, WISCONSIN  53511

Item 1.   Financial Statements and Exhibits

          Listed below are the financial statements and exhibits filed as a part of this annual report:

          (a)  Financial Statements

                 (i) Report of Independent Public Accountants

                (ii) Statement of Net Assets Available for Plan
                     Benefits as of December 31, 1994 and 1993

               (iii) Statement of Changes in Net Assets Available
                     for Plan Benefits for the Years Ended
                     December 31, 1994 and 1993

                (iv) Notes to Financial Statements for the Years
                     Ended December 31, 1994 and 1993

                 (v) Schedule I - Schedule of Assets Held for
                     Investment

                (iv) Schedule II - Schedule of 5% Reportable
                     Transactions

          (b)  Exhibits

                 (i) Consent of Independent Public Accountants

                           REGAL-BELOIT CORPORATION

                            PERSONAL SAVINGS PLAN



              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994 AND 1993

              TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Plan Administrator of the
Regal-Beloit Corporation Personal Savings Plan:

We have audited the accompanying statements of net assets available for plan benefits, with fund information, of Regal-Beloit Corporation Personal Savings Plan (the "Plan") as of December 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits, with fund information, for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits, with fund information, of the Plan as of December 31, 1994 and 1993, and the changes in its net assets available for plan benefits, with fund information, for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules referred to in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN LLP
                                        -------------------
                                        ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
June 14, 1995.

                               REGAL-BELOIT CORPORATION

                                PERSONAL SAVINGS PLAN

              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION

                               AS OF DECEMBER 31, 1994


                                                                       Fund Information
                                            ---------------------------------------------------------------------
                                                       Fixed              Company
                                              Loan     Income    Equity    Stock      Bond   Balanced Opportunity   Combined
                                              Fund      Fund      Fund      Fund      Fund     Fund      Fund       Plan Fund
                                            -------- ---------- -------- ---------- -------- -------- -----------  -----------
                  ASSETS
                  ------
CASH                                        $    366 $        0 $      0 $        0 $      0 $      0 $         0  $       366

RECEIVABLES:
  Accrued interest and dividends               1,808     17,572        0     15,784        0        5           6       35,175
  Employee contributions                           0      8,541    3,215      7,995    3,342    4,114       5,458       32,665
  Employer contributions (Note 3)                  0     43,720   10,120     24,225    5,995    7,000      13,640      104,700
                                            -------- ---------- -------- ---------- -------- -------- -----------  -----------
                                               1,808     69,833   13,335     48,004    9,337   11,119      19,104      172,540

INVESTMENTS (Note 4):
 Regal-Beloit Common Stock                         0          0        0  2,661,071        0        0           0    2,661,071
 Marshall Stock Fund                               0          0  968,784          0        0        0           0      968,784
 M&I Employee Benefit Stable Principal Fund        0  3,315,416        0          0        0        0           0    3,315,416
 Marshall Money Market Fund                        0          0        0     28,985        0    1,416       1,631       32,032
 Marshall Intermediate Bond Fund                   0          0        0          0  467,933        0           0      467,933
 Fidelity Balanced Fund                            0          0        0          0        0  792,353           0      792,353
 Strong Opportunity Fund                           0          0        0          0        0        0   1,152,935    1,152,935
                                            -------- ---------- -------- ---------- -------- -------- -----------  -----------
                                                   0  3,315,416  968,784  2,690,056  467,933  793,769   1,154,566    9,390,524
LOANS TO PARTICIPANTS                        560,981          0        0          0        0        0           0      560,981
                                            -------- ---------- -------- ---------- -------- -------- -----------  -----------
  Total Assets                               563,155  3,385,249  982,119  2,738,060  477,270  804,888   1,173,670   10,124,411
                                            -------- ---------- -------- ---------- -------- -------- -----------  -----------
                LIABILITIES
                -----------

ACCRUED ADMINISTRATIVE FEES                        0      5,723    2,592      1,782      869      663         827       12,456
                                            -------- ---------- -------- ---------- -------- -------- -----------  -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS      $563,155 $3,379,526 $979,527 $2,736,278 $476,401 $804,225 $ 1,172,843  $10,111,955
                                            ======== ========== ======== ========== ======== ======== ===========  ===========


The accompanying notes are an integral part of this statement.

                                           REGAL-BELOIT CORPORATION

                                           PERSONAL SAVINGS PLAN

                    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION

                                          AS OF DECEMBER 31, 1993


                                                                            Fund Information
                                                           -------------------------------------------------------
                                                                       Fixed                  Company
                                                             Loan      Income      Equity      Stock                 Combined
                                                             Fund       Fund        Fund       Fund      Bond Fund  Plan Total
                                                           --------  ----------  ----------  ----------  ---------  ----------
                   ASSETS
                   ------
CASH                                                       $    366  $        0  $        0  $        0  $       0  $      366

RECEIVABLES
  Accrued interest and dividends                              1,601      16,825           4      12,208          3      30,641
  Employee contributions                                          0      11,693       7,726       6,319      4,918      30,656
                                                           --------  ----------  ----------  ----------  ---------  ----------
                                                              1,601      28,518       7,730      18,527      4,921      61,297
INVESTMENTS
  Regal-Beloit Common Stock                                       0           0           0   2,291,064          0   2,291,064
  Marshall Stock Fund                                             0           0   1,782,744           0          0   1,782,744
  M&I Employee Benefits Stable Principal Fund                     0   3,398,393           0           0          0   3,398,393
  Marshall Money Market Fund                                      0      11,065       3,076      14,189        581      28,911
  Marshall Intermediate Bond Fund                                 0           0           0           0    809,492     809,492
                                                           --------  ----------  ----------  ----------  ---------  ----------
                                                                  0   3,409,458   1,785,820   2,305,253    810,073   8,310,604
LOANS TO PARTICIPANTS                                       482,841           0           0           0          0     482,841
                                                           --------  ----------  ----------  ----------  ---------  ----------
      Total Assets                                          484,808   3,437,976   1,793,550   2,323,780    814,994   8,855,108
                                                           --------  ----------  ----------  ----------  ---------  ----------
            LIABILITIES
            -----------
ACCRUED ADMINISTRATIVE FEES                                       0       3,380       3,827         746      1,230       9,183

BANK OVERDRAFT ON PURCHASE OF INVESTMENTS                         0          30           0           0          0          30
                                                           --------  ----------  ----------  ----------  ---------  ----------
      Total Liabilities                                           0       3,410       3,827         746      1,230       9,213
                                                           --------  ----------  ----------  ----------  ---------  ----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                     $484,808  $3,434,566  $1,789,723  $2,323,034  $ 813,764  $8,845,895
                                                           ========  ==========  ==========  ==========  =========  ==========

The accompanying notes are an integral part of this statement.

                                         REGAL-BELOIT CORPORATION

                                          PERSONAL SAVINGS PLAN

                     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION

                                    FOR THE YEAR ENDED DECEMBER 31, 1994

                                                             Fund Information
                              ------------------------------------------------------------------------------
                                         Fixed                   Company                                       Combined
                                Loan     Income                   Stock                Balanced  Opportunity     Plan
                                Fund      Fund     Equity Fund     Fund    Bond Fund     Fund       Fund         Total
                              -------- ----------- ------------ ---------- ---------- ---------- ----------- -------------
ADDITIONS TO NET ASSETS
ATTRIBUTED TO:
Employee contributions        $      0 $  557,375  $   204,326  $  342,230 $  89,528  $ 114,682  $  143,783  $  1,451,924
Employee rollovers                   0     31,342        1,525      11,399        66      2,296       7,768        54,396
Employer contributions
  (Note 3)                           0     43,720       10,120      24,225     5,995      7,000      13,640       104,700
Investment income:
  Interest and dividends        38,477    194,456       17,633      57,693    37,782     16,803       4,708       367,552
  Net appreciation
  (depreciation) in
  fair market value of
  investments                        0          0   (  109,458)     56,480   (56,060)  ( 26,883)     57,260   (    78,661)
                              -------- ----------- ------------ ---------- ---------- ---------- ----------- -------------
      Total additions           38,477    826,893      124,146     492,027    77,311    113,898     227,159     1,899,911
                              -------- ----------- ------------ ---------- ---------- ---------- ----------- -------------
DEDUCTIONS FROM NET ASSETS
ATTRIBUTED TO:
Administrative fees                  0     28,700       13,524       6,866     4,296      2,015       2,466        57,867
Benefits paid to participants   23,693    249,757      118,817      87,218    18,798     17,231      60,470       575,984
                              -------- ----------- ------------ ---------- ---------- ---------- ----------- -------------
      Total deductions          23,693    278,457      132,341      94,084    23,094     19,246      62,936       633,851
                              -------- ----------- ------------ ---------- ---------- ---------- ----------- -------------

TRANSFERS BETWEEN FUNDS         63,563   (603,476)    (802,001)     15,301  (391,580)   709,573   1,008,620             0

NET ASSETS AVAILABLE FOR
PLAN BENEFITS
  Beginning of year            484,808  3,434,566    1,789,723   2,323,034   813,764          0           0     8,845,895
                              -------- ----------- ------------ ---------- ---------- ---------- ----------- -------------
  End of year                 $563,155 $3,379,526  $   979,527  $2,736,278 $ 476,401  $ 804,225  $1,172,843  $ 10,111,955
                              ======== =========== ============ ========== ========== ========== =========== =============

The accompanying notes are an integral part of this statement.

                                       REGAL-BELOIT CORPORATION

                                        PERSONAL SAVINGS PLAN

                 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION

                                  FOR THE YEAR ENDED DECEMBER 31, 1993

                                                                 Fund Information
                                           ------------------------------------------------------------
                                                                                   Company
                                             Loan    Fixed Income                   Stock                 Combined
                                             Fund        Fund      Equity Fund      Fund     Bond Fund   Plan Total
                                           --------  ------------  ------------  ----------  ----------  ----------

ADDITIONS TO NET ASSETS ATTRIBUTED TO:
  Employee contributions                   $      0  $   620,489   $   353,060   $  287,094  $ 110,123   $1,370,766
  Employee rollovers                              0      498,524         1,176        1,176      1,176      502,052
  Investment income:
    Interest and dividends                   26,786      200,215        34,691       46,407     48,776      356,875
    Net appreciation(depreciation) in
    fair market value of investments              0            0        39,476      436,850   (  1,458)     474,868
                                           --------  ------------  ------------  ----------  ----------  ----------
      Total additions                        26,786    1,319,228       428,403      771,527    158,617    2,704,561
                                           --------  ------------  ------------  ----------  ----------  ----------

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:
  Administrative fees                             0       26,809        18,268        2,921      4,514       52,512
  Benefits Paid to Participants              76,869      590,659       253,747      296,715     49,853    1,267,843
                                           --------  ------------  ------------  ----------  ----------  ----------
      Total Deductions                       76,869      617,468       272,015      299,636     54,367    1,320,355
                                           --------  ------------  ------------  ----------  ----------  ----------

TRANSFERS BETWEEN FUNDS                     257,998   (  425,077)   (  105,195)     147,312    124,962            0

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
  Beginning of year                         276,893    3,157,883     1,738,530    1,703,831    584,552    7,461,689
                                           --------  ------------  ------------  ----------  ----------  ----------
  End of year                              $484,808  $ 3,434,566   $ 1,789,723   $2,323,034  $ 813,764   $8,845,895
                                           ========  ============  ============  ==========  ==========  ==========

The accompanying notes are an integral part of this statement.

                                REGAL-BELOIT CORPORATION

                                 PERSONAL SAVINGS PLAN

                             NOTES TO FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993


(1)  Description of the Plan-

     The Regal-Beloit Personal Savings Plan (the "Plan") is a defined contribution plan established on July 1, 1988, to allow eligible employees to defer compensation as permitted under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of Regal-Beloit Corporation (the "Company") with at least six months of service with the Company and who are not covered under separate plans. The Plan is subject to the U.S. Employee Retirement Income Security Act of 1974 ("ERISA").

     Participants of the Plan may direct their contributions into the following funds with Marshall & Ilsley Trust Company (the "Trustee"):

     (a)  Fixed Income Fund-

          Amounts allocated to the Fixed Income Fund are invested in a mutual fund with securities and obligations which produce a fixed rate of investment return, including but not limited to, United States government securities, corporate bonds, notes, debentures or any fixed income trust fund or funds maintained by the Trustee or its affiliates or other banks, or any contracts issued by insurance companies or other financial institutions. Of the 958 participants in the Plan, 669 have a balance in the Fixed Income Fund.

     (b)  Equity Fund-

          Amounts allocated to the Equity Fund are invested in a mutual fund with equity type securities, without regard to whether such investments pay dividends or other forms of return, including but not limited to, common stock or other securities or obligations convertible or exercisable into equity securities or any mutual fund or equity common trust fund or funds maintained by the Trustee or its affiliate or other banks. Of the 958 participants in the Plan, 326 have a balance in the Equity Fund.

     (c)  Balanced Fund-

          Effective April 1994, this fund was made available for participant's election. Amounts allocated to the Balanced Fund seek income, consistent with preservation of capital. The Fund invests in a mutual fund with a diversified portfolio of high yielding securities, including common and preferred stocks, and bonds. At least 25% of its assets will always be invested in fixed income securities. Of the 958 participants in the Plan, 210 have a balance in the Balanced Fund.

     (d)  Opportunity Fund-

          Effective April 1994, this fund was made available for participant's election. Amounts allocated to the Opportunity Fund invests in a mutual fund which seeks to provide capital appreciation by investing in growth and aggressive growth stocks. At least 70% of the fund's assets will always be invested in the common stocks of growth companies, generally described as small to mid-size. Of the 958 participants in the Plan, 265 have a balance in the Opportunity Fund.

          Investments in the Equity Fund, Fixed Income Fund, Balanced Fund and Opportunity Fund are effected in the open market or through collective investment funds of the Trustee.

     (e)  Company Stock Fund-

          Amounts allocated to the Company Stock Fund are invested in Regal-Beloit Corporation common stock. Investments in, sales of, and reinvestment in Company Stock shall be made on the open market, from the Company or its affiliates or in negotiated transactions with independent parties pursuant to the direction of the Plan Administrator. Of the 958 participants in the Plan, 488 have a balance in the Company Stock Fund.

     (f)  Bond Fund-

          This fund invests in a mutual fund which holds Government and Corporate bonds to generate a high level of current income while minimizing market volatility. Of the 958 participants in the Plan, 155 have a balance in the Bond Fund.

Participants at all times have a fully vested interest in their individual and Company contribution accounts. Distributions of participants' accounts can be made in lump-sum amounts upon normal retirement from the Company, upon the death of the participant and upon termination of employment. Withdrawals for financial hardship can be made in accordance with certain governmental regulations.

Earnings on the investments of the Trust are allocated to the participants' accounts based on the proportion of the participant's account to the total of all participants' accounts in each particular investment fund as of the quarterly valuation dates of March 30, June 30, October 31 and December 31.

The Plan permits a participant to borrow from their individual account an amount limited to 50% of their account balance to a maximum of $50,000. Interest at prevailing market rates is charged on the loan, but is credited as income to the individual participant's account. Only one loan is allowed at any one time, and the maximum term is five years, unless the loan is used for the acquisition of the participant's primary residence, for which the term of the loan may be extended beyond the five year period.

The Company may terminate the Plan at any time. In the event of termination, or complete discontinuance of contributions, the rights of all participants to their accounts shall become fully vested and nonforfeitable. Distribution upon termination or complete discontinuance of contributions will be made in a manner selected by the Trustee. Presently, the Company has no intention to terminate the Plan.

(2)  Significant Accounting Policies-

     Basis of accounting-

     The financial statements have been prepared on the accrual basis of accounting.

(3)  Funding Policy-

     The Plan provides for discretionary Company contributions subject to the Board of Director's authorization to be allocated to the individual participant's account based on the proportion of a participant's compensation to the total compensation of all participants. No such contributions were authorized by the Board of Directors in 1994 or 1993.

     In October 1994, the Company's Board of Directors approved a one-time incentive contribution of $100 to each employee participating or enrolled to participate in the Plan as of December 31, 1994. This contribution was to encourage employees pretax retirement savings.

     All other contributions have been made on a voluntary basis by employees.

     Participants who contribute may elect to have their contributions invested in increments of 10% in 1994 and 25% in 1993 among any combination of the Fixed Income Fund, the Equity Fund, the Balanced Fund, the Opportunity Fund, the Company Stock Fund or the Bond Fund. This election can be changed on any January 1, April 1, July 1 or October 1.

(4)  Investments-

     Investments are stated at fair market value as determined by the Trustee by reference to published market data.

     During 1994 and 1993, the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value as follows:

                                                   1994          1993
                                                ----------    ----------
Net realized/unrealized gains (losses)
on investments -
  Regal-Beloit Corporation Common Stock         $  56,480     $ 436,850
  Marshall Stock Fund                            (109,458)       39,476
  Marshall Intermediate Bond Fund                 (56,060)       (1,458)
  Fidelity Balanced Fund                          (26,883)            0
  Strong Opportunity Fund                          57,260             0
                                                ----------    ----------
Net realized/unrealized gains (losses)
on investments                                  $ (78,661)    $ 474,868
                                                ==========    ==========

 (5  Income Tax Status-

     The Plan has obtained a determination letter from the Internal Revenue Service dated November 29, 1989, approving the Plan as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letter will be included in the Plan's next filing. In the opinion of the Company's management, the Plan, as currently amended, remains tax-exempt.

(6)  Related Party Transactions-

     (a)  Cash and investments of the Plan are held in accounts of the Trustee.

     (b)  The Plan invests in securities of the Company.

     These transactions are not considered prohibitive transactions by statutory exemptions under the ERISA regulations.

                        REGAL-BELOIT CORPORATION

                          PERSONAL SAVINGS PLAN

                            DECEMBER 31, 1994



                     Index to Supplemental Schedules



Item 27a--Assets held for investment purposes               Schedule I

Item 27d--5% reportable transactions                        Schedule II

                                                                     SCHEDULE I

                            REGAL-BELOIT CORPORATION

                              PERSONAL SAVINGS PLAN


           ITEM 27a -- SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                DECEMBER 31, 1994


  Number
    Of
  Shares   Description of Security                           Cost        Value
- ---------  ------------------------------------------    ----------- -----------

  195,308  Regal-Beloit Corporation Common Stock         $ 2,046,389  $2,661,071

  100,081  Marshall Stock Fund                               997,956     968,784

3,315,416  M&I Employee Benefit Stable Principal Fund      3,315,416   3,315,416

   32,032  Marshall Money Market Fund                         32,032      32,032

   51,762  Marshall Intermediate Bond Fund                   514,642     467,933

   64,471  Fidelity Balanced Fund                            818,965     792,353

   41,607  Strong Opportunity Fund                         1,132,377   1,152,935
                                                          ----------  ----------

           Total Investments                               8,857,777   9,390,524

           Loans to Participants (Interest Rates: 8%-12%)          0     560,981
                                                          ----------  ----------

           Total Assets Held for Investment               $8,857,777  $9,951,505
                                                          ==========  ==========

                                                                                       SCHEDULE II



                                         REGAL-BELOIT CORPORATION

                                          PERSONAL SAVINGS PLAN


                             ITEM 27d -- SCHEDULE OF REPORTABLE TRANSACTIONS

                                   FOR THE YEAR ENDED DECEMBER 31, 1994


           Identity of Party                Number              Number                           Net
          Involved/Description                 Of     Purchase    Of    Selling    Cost Of       Gain
               of Asset                    Purchases   Price    Sales    Price    Asset Sold    (Loss)
- ------------------------------------------ --------- ---------- ------ ---------- ----------  ----------

Regal-Beloit Common Stock                         34 $  916,473     22 $  594,900 $  437,588  $ 157,312

Marshall Stock Fund                               80    298,394     27  1,002,896  1,023,674   ( 20,778)

M&I Employee Benefit Stable Principal Fund        96    972,072     32  1,055,049  1,055,049          0

Marshall Money Market Fund                       469  2,321,946    399  2,318,828  2,318,828          0

Marshall Intermediate Bond Fund                   88    158,637     25    444,136    468,341   ( 24,205)

Fidelity Balanced Fund                            46    854,620      5     35,384     35,655   (    271)

Strong Opportunity Fund                           46  1,216,593     11     88,669     93,121   (  4,452)

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.




                                   REGAL-BELOIT CORPORATION
                                    PERSONAL SAVINGS PLAN



                              By Gerald J. Berres
                                 --------------------------------------
                                 Gerald J. Berres
                                 Plan Administrator



Date:  June 28, 1995

                              EXHIBIT INDEX


                                                             Page
                                                             ----

Exhibit I
  Consent of Independent Public Accountants..............      21

                                                                      Exhibit I

Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 11-K into the previously filed Form S-8 Registration Statement of Regal-Beloit Corporation (File No. 1-7283).







                                    ARTHUR ANDERSEN LLP
                                    -------------------
                                    ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
June 23, 1995.