Form 10-Q
period 1995-06-30
REGAL BELOIT CORP
filed 1995-08-10
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended               June 30, 1995

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


                20,518,326 Shares, Common Stock, $.01 Par Value

                        REGAL-BELOIT CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1995






                                  INDEX




PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                 Condensed Balance Sheet
                 Statement of Income
                 Condensed Statement of Cash Flows
                 Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters To A Vote of Security Holders

     Item 6 - Reports on Form 8-K

     Signatures

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET

                                    ASSETS

                                                                            (From Audited
                                                           (Unaudited)       Statements)
                                                          -------------     -------------
                                                          June 30, 1995     Dec. 31, 1994
                                                          -------------     -------------
Current Assets:
   Cash and cash equivalents..........................    $  5,002,000      $ 13,378,000
   Receivables, less reserves of $1,263,000 in 1995
     and $1,161,000 in 1994...........................      39,951,000        30,623,000
   Inventories........................................      48,358,000        43,621,000
   Other current assets...............................       4,292,000         4,074,000
      Total Current Assets............................      97,603,000        91,696,000

Plant and Equipment at Cost...........................     126,858,000       116,470,000
     Less - accumulated depreciation..................     (54,879,000)      (50,685,000)
                                                            71,979,000        65,785,000

Advance Payment for Acquisition.......................               0         9,853,000
Other Noncurrent Assets...............................         354,000           331,000
                                                          $169,936,000      $167,665,000


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-Term Debt..................................    $    466,000      $ 10,511,000
     Accounts payable.................................      14,049,000         8,773,000
     Federal and state income taxes...................       1,230,000         1,164,000
     Other current liabilities........................      21,883,000        16,133,000
         Total Current Liabilities...................       37,628,000        36,581,000

Long-term Debt........................................       4,419,000        16,022,000
Deferred Income Taxes.................................       4,844,000         4,517,000

Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 20,518,326 issued in 1995 and
        20,454,952 issued in 1994.....................         205,000           205,000
     Additional paid-in capital.......................      36,952,000        36,595,000
     Retained earnings................................      86,124,000        74,265,000
     Cumulative Foreign Currency Translation
        Adjustments...................................        (236,000)         (520,000)
                                                           123,045,000       110,545,000
                                                          $169,936,000      $167,665,000

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                             STATEMENT OF INCOME


                                                         (Unaudited)
                                    ------------------------------------------------------
                                        Three Months Ended            Six Months Ended
                                    --------------------------  --------------------------
                                              June 30,                    June 30,
                                    --------------------------  --------------------------
                                        1995           1994         1995           1994
                                    ------------  ------------  ------------  ------------
Net Sales.......................... $ 76,265,000  $ 60,044,000  $150,605,000  $118,895,000

Cost of Sales......................   54,048,000    42,673,000   107,228,000    85,087,000

  Gross Profit.....................   22,217,000    17,371,000    43,377,000    33,808,000

Operating Expenses.................    8,337,000     8,029,000    17,140,000    16,490,000

  Income from Operations...........   13,880,000     9,342,000    26,237,000    17,318,000

Interest Expense...................      217,000       266,000       539,000       559,000

Interest Income....................       43,000        19,000        79,000        32,000

  Income Before Taxes..............   13,706,000     9,095,000    25,777,000    16,791,000

Provision for Income Taxes.........    5,331,000     3,574,000    10,021,000     6,639,000

    Net Income..................... $  8,375,000  $  5,521,000  $ 15,756,000  $ 10,152,000

Per Share of Common Stock:

  Net Income.......................      $.41         $.27          $.77          $.50

  Cash Dividends Declared..........      $.10         $.075         $.19          $.145

Weighted Average Number of
  Shares Outstanding...............  20,504,543    20,435,652    20,487,783    20,431,290

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS




                                                                      (Unaudited)
                                                              ---------------------------
                                                               Six Months Ended June 30,
                                                              ---------------------------
                                                                  1995            1994
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................   $ 15,756,000   $ 10,152,000
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Depreciation, amortization and deferred income taxes..      5,359,000      4,400,000
     Change in assets and liabilities:
      Current assets, other than cash......................    ( 9,188,000)    (5,572,000)
      Current liabilities, other than notes payable........      9,348,000      6,033,000
         Net cash provided from operating activities.......     21,275,000     15,013,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment, net of retirements....    ( 5,116,000)    (4,322,000)
   Other, net..............................................        215,000         20,000
      Net cash used in investing activities................     (4,901,000)    (4,302,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term debt............................    (10,042,000)             0
   Reduction of long-term debt.............................    (11,602,000)   ( 7,518,000)
   Dividends to shareholders...............................    ( 3,481,000)   ( 2,859,000)
   Other, net..............................................        357,000        138,000
      Net cash used for financing activities...............    (24,768,000)   (10,239,000)


EFFECT OF EXCHANGE RATE ON CASH............................         18,000         20,000


   Net (decrease) increase in cash and cash equivalents....    ( 8,376,000)       492,000
   Cash and cash equivalents at beginning of period........     13,378,000      2,193,000
   Cash and cash equivalents at end of period..............   $  5,002,000    $ 2,685,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest.............................................   $    548,000    $   563,000

      Income Taxes.........................................   $  9,764,000    $ 6,766,000

See accompanying notes.

                        REGAL-BELOIT CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1995



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


2.  INVENTORIES

Cost for approximately 64% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                           6-30    12-31
                                           1995     1994
                      Raw Material          20%      16%
                      Work-in-Process       24%      23%
                      Finished Goods        56%      61%


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



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


Results of Operations
---------------------
Net sales for the quarter ended June 30, 1995 were a record $76,265,000 or 27.0% higher than sales of $60,044,000 in the comparable second quarter of 1994 and 2.6% greater than sales in the recent first quarter of 1995. Net sales for the first six months of 1995 were $150,605,000, or 26.7% greater than sales of $118,895,000 for the same period in 1994.

The recent Velvet Drive Transmission acquisition on January 1, 1995 and the acquisition of Costruzioni Meccaniche Legnanesi, S.r.L. of Legnano, Italy in December 1994 accounted for 10.0% of the sales increase compared to the first half of 1994. The remaining 16.7% sales increase can be attributed to increased order levels in both the Power Transmission Group and the Cutting Tool Group.
In addition, selective product price increases have been made in response to increased costs being received from suppliers of raw material and component parts.

Gross profit margins increased to 29.1% of sales as compared to 28.9% in the comparable second quarter of 1994 and 28.5% in the recent first quarter of 1995. For the first six months of 1995, gross profit margins were 28.8% of sales as compared to 28.4% for the same period last year.

Despite higher sales, operating expenses were reduced in the second quarter from the prior first quarter's levels and were 10.9% of sales as compared to 13.4% in the second quarter of 1994 and 11.8% in the previous first quarter of 1995. Year-to-date operating expenses are 3.9% higher than 1994 expenses primarily due to recent acquisitions, but on higher sales volumes, have declined to 11.4% of sales in 1995 as compared to 13.9% in 1994 as these expenses are typically fixed.

Income from operations improved in the second quarter to 18.2% of sales compared to 15.6% in the second quarter of 1994 and 16.6% in the first quarter of 1995. For the first half of 1995, income from operations increased almost three percentage points to 17.4% of sales compared to 14.6% for the same period in 1994.

Interest expense declined during the second quarter compared to the recent first quarter of 1995 due to the continued retirement of debt under the Company's Bank Credit Agreement. As of May 1995, the entire $9,853,000 debt used for the Velvet Drive Transmission acquisition on January 1, 1995 was retired.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital increased to $59,975,000 as of June 30, 1995 as compared to $55,115,000 as of December 31, 1994. The majority of this increase can be attributed to the Velvet Drive Transmission acquisition. The current ratio was 2.6:1 in the second quarter, the same as it was in the first quarter of 1995. This compares to 2.5:1 as of last year end. Available cash generated from the business was used to retire $11,603,000 in long-term debt in the first half of 1995.

The reduction of long-term debt and corresponding increase in shareholders' investment during the quarter resulted in long-term debt, as a percentage of total capitalization, to be reduced to 3.5% as of June 30, 1995, down from 12.7% as of December 31, 1994. This provides the Company significant additional long-term debt capacity which is typically required only for the purchase of acquisitions.

The Company feels that additional internally generated growth can be financed adequately by cash generated from operations and from its short-term credit facilities.


                                 PART II

                            OTHER INFORMATION

Item 4.  Submission of Matters to A Vote of Security Holders

(a) The Annual Meeting of stockholders of Regal-Beloit Corporation was held on April 18, 1995.

(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

     (1)  Elect three Class B Directors for a term of three years.

                                                                   Broker
                                      For      Withheld  Abstain  Non-Votes
                                   ---------   --------  -------  ---------
          John M. Eldred           18,655,023   340,052     0        0
          John A. McKay            18,768,623   226,452     0        0
          Frederick Kasten, Jr.    18,768,623   226,452     0        0

     (2) Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 1995.

                                                                    Broker
                                       For      Withheld  Abstain  Non-Votes
                                    ----------  --------  -------  ---------
                                    18,829,581    17,676  147,818     0

Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed since the Company's last report on Form 10-Q dated May 1, 1995.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

DATE:  August 10, 1995