Form 10-Q
period 1995-09-30
REGAL BELOIT CORP
filed 1995-11-13
CIK 82811

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended             September 30, 1995
                       ------------------------------------------------------

Commission File Number              1-7283
                       ------------------------------------------------------


                           REGAL-BELOIT CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Wisconsin                                  39-0875718
-------------------------------           -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


               200 State Street, Beloit, Wisconsin  53511-6254
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                               (608) 364-8800
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X       NO
                                         ---         ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.


                20,535,267 Shares, Common Stock, $.01 Par Value
-------------------------------------------------------------------------------

                           REGAL-BELOIT CORPORATION

                                   FORM 10-Q

                     For Quarter Ended September 30, 1995






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

     Signatures

                                         PART I
                                  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                REGAL-BELOIT CORPORATION
                                 CONDENSED BALANCE SHEET
                                         ASSETS

                                                                            (From Audited
                                                           (Unaudited)       Statements)
                                                          Sep. 30, 1995     Dec. 31, 1994
                                                          -------------     -------------
Current Assets:
   Cash and cash equivalents..........................    $ 10,684,000      $ 13,378,000
   Receivables, less reserves of $1,249,000 in 1995
     and $1,161,000 in 1994...........................      39,117,000        30,623,000
   Inventories........................................      49,024,000        43,621,000
   Other current assets...............................       4,118,000         4,074,000
      Total Current Assets............................     102,943,000        91,696,000

Plant and Equipment at Cost...........................     126,563,000       116,470,000
     Less - accumulated depreciation..................     (56,192,000)      (50,685,000)
                                                            70,371,000        65,785,000

Advance Payment for Acquisition.......................               0         9,853,000
Other Non-current Assets..............................         321,000           331,000
                                                          $173,635,000      $167,665,000

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-Term Debt..................................    $    304,000      $ 10,511,000
     Accounts payable.................................      12,337,000         8,773,000
     Federal and state income taxes...................         989,000         1,164,000
     Other current liabilities........................      21,907,000        16,133,000
         Total Current Liabilities...................       35,537,000        36,581,000

Long-term Debt........................................       3,887,000        16,022,000
Deferred Income Taxes.................................       4,842,000         4,517,000

Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 20,523,767 issued in 1995 and
        20,454,952 issued in 1994.....................         205,000           205,000
     Additional paid-in capital.......................      36,989,000        36,595,000
     Retained earnings................................      92,506,000        74,265,000
Cumulative Foreign Currency Translation
     Adjustments......................................        (331,000)         (520,000)
                                                           129,369,000       110,545,000
                                                          $173,635,000      $167,665,000

See accompanying notes.

                                 REGAL-BELOIT CORPORATION

                                   STATEMENT OF INCOME

                                                       (Unaudited)
                                 -------------------------------------------------------
                                    Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                 -------------------------   ---------------------------
                                    1995          1994           1995           1994
                                 -----------   -----------   ------------   ------------
Net Sales......................  $71,551,000   $61,185,000   $222,156,000   $180,080,000

Cost of Sales..................   49,859,000    43,213,000    157,087,000    128,300,000

  Gross Profit.................   21,692,000    17,972,000     65,069,000     51,780,000

Operating Expenses.............    7,853,000     7,767,000     24,993,000     24,257,000

  Income from Operations.......   13,839,000    10,205,000     40,076,000     27,523,000

Interest Expense...............      133,000       213,000        672,000        772,000

Interest Income................       93,000        41,000        172,000         73,000

  Income Before Taxes..........   13,799,000    10,033,000     39,576,000     26,824,000

Provision for Income Taxes.....    5,366,000     3,901,000     15,387,000     10,540,000

    Net Income.................  $ 8,433,000   $ 6,132,000   $ 24,189,000   $ 16,284,000

Per Share of Common Stock:

  Net Income...................      $.41         $.30          $1.18           $.80

  Cash Dividends Declared......      $.10         $.08           $.29           $.225

Weighted Average Number of
  Shares Outstanding...........   20,522,194    20,438,800     20,499,380     20,433,821

See accompanying notes.

                                 REGAL-BELOIT CORPORATION

                            CONDENSED STATEMENT OF CASH FLOWS




                                                                      (Unaudited)
                                                              ---------------------------
                                                              Nine Months Ended Sept. 30,
                                                              ---------------------------
                                                                  1995           1994
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................   $ 24,189,000   $ 16,284,000
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Depreciation, amortization and deferred income taxes..      8,268,000      6,715,000
     Change in assets and liabilities:
      Current assets, other than cash......................     (9,333,000)    (5,988,000)
      Current liabilities, other than notes payable........      7,508,000      6,725,000
         Net cash provided from operating activities.......     30,632,000     23,736,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment, net of retirements....     (6,100,000)    (5,481,000)
   Other, net..............................................        244,000         52,000
      Net cash used in investing activities................     (5,856,000)    (5,429,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term debt............................    (10,209,000)             0
   Reduction of long-term debt.............................    (12,136,000)   (12,652,000)
   Dividends to shareholders...............................     (5,532,000)    (4,392,000)
   Other, net..............................................        395,000        173,000
      Net cash used for financing activities...............    (27,482,000)   (16,871,000)


EFFECT OF EXCHANGE RATE ON CASH............................         12,000         29,000

   Net increase (decrease) in cash and cash equivalents....     (2,694,000)     1,465,000
   Cash and cash equivalents at beginning of period........     13,378,000      2,193,000
   Cash and cash equivalents at end of period..............   $ 10,684,000    $ 3,658,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest.............................................   $    662,000    $   747,000

      Income Taxes.........................................   $ 14,940,000    $10,180,000

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1995


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


2.  INVENTORIES

Cost for approximately 70% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                               9-30    12-31
                               1995     1994
                               ----    -----
          Raw Material          16%      16%
          Work-in-Process       21%      23%
          Finished Goods        63%      61%

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

4.  DISCLOSURES

In the opinion of Management, all adjustments which were necessary for a fair statement of the results of the interim periods have been included in the preceding financial statements. These adjustments were considered to be recurring in nature and there were no adjustments other than normal recurring adjustments made to these statements for the periods reported. However, the results of operations for the quarter are not necessarily indicative of results to be expected for the year. Certain items, such as income taxes, LIFO charges, profit sharing expenses and various other accruals, are included in these statements based on estimates for the entire year.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

Results of Operations
---------------------
Net sales for the quarter ended September 30, 1995 were $71,551,000, or 16.9% higher than sales of $61,185,000 in the comparable third quarter of 1994, but 6.2% lower than sales in the recent second quarter of 1995. Net sales for the first nine months of 1995 were $222,156,000 representing a 23.4% increase over sales of $180,080,000 for the same period in 1994.

The Velvet Drive Transmission acquisition on January 1, 1995 and the acquisition of Costruzioni Meccaniche Legnanesi, S.r.L. of Legnano, Italy in December 1994 accounted for 12.6% of the sales increase compared to the first nine months of 1994. The remaining 10.8% sales increase can be attributed to increased order levels in both the Power Transmission Group and the Cutting Tool Group along with selective price increases being in effect for the entire quarter.

Net sales in the third quarter were lower than those of the second quarter primarily due to our customers' traditional vacation shutdowns and our own employees taking vacations when additional help was virtually unavailable due to a nation-wide skilled labor shortage. In addition, adverse weather conditions in the Midwest created several power outages, hampered our equipment performance and reduced our productivity.

The third quarter gross profit margin increased to 30.3% of sales as compared to 29.4% in the third quarter of 1994 and 29.1% in the recent second quarter of 1995. Despite the drop in sales from second quarter levels, the gross profit margin percentage improved due to selling price increases being in effect for a full quarter and from the favorable results of physical inventories which increased the gross profit percentage by 0.4% in the quarter. For the first nine months of 1995, gross profit margins were 29.3% of sales compared to 28.8% for the same period last year.

Third quarter operating expenses were 6.2% lower than the prior second quarter levels. These reduced operating expenses have occurred throughout the Company and were not significantly attributable to any single cause. With the lower sales volume during the third quarter, operating expenses were 11.0% of net sales as compared to 10.9% in the recent second quarter of 1995 and 12.7% in the comparable third quarter of 1994. Year-to-date operating expenses are 3.0% higher than 1994 expenses primarily due to recent acquisitions, but on higher sales volumes, have declined to 11.3% of sales in 1995 as compared to 13.5% in 1994.

Income from operations improved in the third quarter to 19.3% of sales compared to 16.7% in the third quarter of 1994 and 18.2% in the second quarter of 1995. For the first nine months of the year, income from operations was 18.0% of sales compared to 15.3% in the same period of 1994.

Interest expense continued to decline during the quarter due to a lower debt balance throughout the quarter. The entire $9,853,000 of debt used for the Velvet Drive Transmission acquisition on January 1, 1995 had already been retired during the second quarter of 1995.




Liquidity and Capital Resources
-------------------------------
Working capital increased to $67,406,000 as of September 30, 1995 as compared to $55,115,000 as of December 31, 1994. The majority of this increase can be attributed to the Velvet Drive Transmission acquisition. Accordingly, the current ratio has increased from 2.5:1 at December 31, 1994 to 2.9:1 as of September 30, 1995.

Long-term debt as a percentage of total capital was reduced to 2.9% as of September 30, 1995, from 12.7% as of December 31, 1994, and allows the Company the potential for significant long-term indebtedness if needed.

It is believed that the Company's existing credit facilities combined with working capital generated from operations will continue to be sufficient to meet operating and growth needs in the foreseeable future.

                                   PART II

                              OTHER INFORMATION


Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed since the Company's last report on Form 10-Q, dated August 10, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REGAL-BELOIT CORPORATION
                                      (Registrant)




                                Gerald J. Berres
                                -------------------------------------------
                                Gerald J. Berres
                                Vice President - Secretary
                                General Counsel





                                Robert C. Burress
                                ------------------------------------------
                                Robert C. Burress
                                Vice President - Chief Financial Officer
                                (Principal Accounting Officer)


DATE:  November 10, 1995

