Form 10-K405
period 1995-12-31
REGAL BELOIT CORP
filed 1996-03-20
CIK 82811

SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.    20549
                       -------------------------------------
                                    FORM  10-K

               ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
                    OF  THE  SECURITIES  EXCHANGE  ACT OF  1934

For the fiscal year ended December 31, 1995       Commission file number 1-7283
                       -------------------------------------
                            REGAL-BELOIT  CORPORATION
              (Exact Name of Registrant as Specified in Its Charter)

       Wisconsin                                        39-0875718
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                                200 State Street
                                Beloit, Wisconsin                    53511-6254
-------------------------------------------------------------------------------
                     (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code:  (608) 364-8800
===============================================================================
              Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of Each Exchange on
   Title of Each Class                                      Which Registered
-----------------------------                          ------------------------
Common Stock ($.01 Par Value)                          American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act................None
                                                               (Title of Class)
===============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1996 was approximately $407,000,000.

On March 20, 1996 the registrant had outstanding 20,600,707 shares common stock, $.01 par value, which is registrant's only class of common stock.
===============================================================================
                     Documents Incorporated by Reference

Documents                                                  Form 10-K Reference
Annual Report to Shareholders for Year Ended
December 31, 1995....................................      I, II, IV

Proxy Statement for Annual Shareholder Meeting to be
Held on April 24, 1996...............................      III

ITEM 1.   Business

General Development of Business

Regal-Beloit Corporation is a Wisconsin corporation founded in 1955. The Company's initial business was the production of special metalworking taps. Through 33 acquisitions and internal growth, the Company has become a prominent manufacturer of a diversified line of power transmission products and perishable, high-speed steel, rotary cutting tools.

The Company's power transmission products, manufactured by its Power Transmission Group, include standard and custom gearboxes, transmissions, rigid forklift axles, custom gearing, mini-gear motors and manual valve actuators. These products are sold to distributors, original equipment manufacturers and end users across many industry segments.

Typical applications for the Company's power transmission products include material handling systems such as conveyors, palletizers and packaging equipment; off-highway vehicular equipment such as street pavers, graders, airport/fire/crash/rescue equipment; farm implements; center pivot irrigation systems; gas and liquid pipeline transmission systems; civic water and waste treatment facilities; open-pit mining; paper making machinery; high-performance, after-market automotive transmissions and ring/pinion sets; and transmissions for luxury inboard powered craft.

Effective January 1, 1995, the Company acquired selected net assets of the Marine and Industrial Transmission Division of Borg-Warner Automotive Transmission and Engine Components Corporation for approximately $9,192,000. This acquisition has been renamed the Velvet Drive Transmission Division of Regal-Beloit Corporation. This Division produces both marine and industrial transmissions.

The Company's perishable, high-speed steel, rotary cutting tool products are manufactured by its Cutting Tool Group. Principal cutting tool products include taps, drills, end mills, reamers and gages in thousands of standard and popular non-standard styles and sizes, as well as a wide range of specially designed products. Cutting tool products are sold to distributors on both open line and select bases and to select end-users throughout the United States. Standard and most special items are shipped promptly, generally within 24 hours to a few days of receipt of orders. These products are mostly used in industrial metalworking applications where it is necessary to remove metal to shape product into finished form or to prepare a metal workpiece to receive a fastening device.

Regal-Beloit believes its consistent ability to provide products on a shorter delivery schedule than other manufacturers gives it a competitive selling advantage and that its extensive use of modern, up-to-date equipment which is best suited for the job, along with its continued product redesign and effective plant layout, often gives it a competitive cost advantage in both power transmission products and cutting tools.

Marketing and Sales

Power transmission products are sold to select distributors, original equipment manufacturers and end users through field sales personnel and manufacturers' representatives.

Approximately 70% of the Company's cutting tool sales by dollar volume represents products sold on a non-exclusive, open line basis through independent industrial distributors nationwide. The Company is the only significant producer of cutting tools to employ the open line method of distribution. The balance of the cutting tools are sold to select distributors and end users through the National Twist Drill and New York Twist Drill Divisions, respectively.

Export sales accounted for approximately 3% of the Company sales in 1995, 1994 and 1993. No material part of the Company's business is dependent upon a single customer or a group of customers. In fiscal 1995, no single customer accounted for as much as 5% of Company sales. Although the Company's sales are predominantly not seasonal, they tend to vary with general economic conditions and with the rate of industrial production, and are affected by business climates in the many markets in which the Company sells. However, because the Company's products are sold to many different markets, the effects of weaker markets are frequently offset by strengths in other markets.

Competition

Competition in the power transmission equipment industry has historically been from old line and captive manufacturers. In recent years, competition, in general, (including foreign manufacturers) has intensified. Over the past several years, niche product market opportunities have become more prevalent due to changing market conditions described above and decisions by larger manufacturers not to compete in lower volume or specialized markets. Additionally, smaller companies have been sold due to lack of capital to invest in more modern productive equipment. Many captive producers have chosen, for economic reasons, to outsource their requirements to specialized manufacturers like Regal-Beloit who can produce more cost effectively. The Company has capitalized on this competitive climate by making acquisitions and increasing its manufacturing efficiencies. Some of these acquisitions have created new opportunities for the Company because the Company is now in new markets it was not previously involved in. The Company has also continued to upgrade its manufacturing equipment and processes, including increasing its use of computer aided manufacturing systems and redesigning products to take full advantage of the more productive equipment along with redoing plant layout to improve product flow. In practice, the Company has sought out specific niche markets concentrating on a wide diversity of customers and applications. Because of this approach, the Company is often not the largest supplier in any specific market. The Company believes it competes primarily on the basis of the promptness of delivery, price and quality. Dominant domestic competitors in the power transmission equipment industry include Sundstrand Corporation
(Falk), Emerson Electric, Reliance Electric, Philadelphia Gear, and IMO. Dominant foreign competitors would include SEW Eurodrive, Flender, Sumitomo and Leroy Somer.

The markets for most of the Company's cutting tool products are highly competitive. The domestic cutting tool industry is a mature industry which has been characterized for the past 10 to 15 years by excess capacity and declining sales. Selling price increases have been minimal and the Company believes that some additional but less severe contraction of the industry is likely in the years ahead. Despite a mature market, the Company has been able to minimize the effect this contraction has had on the Company, primarily by eliminating the production of unprofitable products, developing new products, improving manufacturing capability and efficiency and providing fast product delivery.

Cutting tools produced abroad and imported, according to recent government statistics, are estimated to represent less than 15% of the domestic industrial market; however, that share is growing slightly. Most imported tools are non-industrial quality and most are not sold in the commercial markets in which the Company sells.

Competition in the cutting tool industry is primarily on the basis of price, product quality and promptness of delivery. The Company competes primarily on the basis of promptness of delivery and quality including its expertise in assisting customers to solve specific cutting tool problems. The Company believes it is unique among the larger cutting tool manufacturers in its ability to ship orders promptly, generally within 24 hours to a few days of receipt of orders for standard and most special products. The Company is number two of the two leading domestic full line manufacturers in terms of dollar value of shipments of taps, end mills, reamers, gages and drills in total. The other competitor in the category is Greenfield Industries, which is larger than Regal-Beloit Corporation. The Company also has competition from other manufacturers; however, these companies are typically regional in sales and usually produce one or two types of products as opposed to a full line.

For further segment information required by Item 101 of Regulation S-K, reference is made to Note 10 of the Financial Statements on page 14 of the Annual Report to shareholders for the year ended December 31, 1995, a copy of which is attached hereto, and such information is incorporated herein by reference.

Backlog

As of December 31, 1995, the amount of the Company's power transmission backlog believed to be firm was approximately $48,400,000 compared to approximately $45,300,000 on December 31, 1994. Year end 1995 includes backlog from the Velvet Drive Transmission acquisition which was not included in year end 1994. Average delivery time for orders of the Company's power transmission equipment (except for large, specially designed products) varies from three days to two months.

Because the Company ships cutting tool orders promptly, generally within a few days of receiving the order, there are no material backlogs for cutting tools.

Trademarks and Licenses

Regal-Beloit utilizes various registered and unregistered trademarks and the Company believes these trademarks are significant in the marketing of most of its products. However, the Company believes the successful manufacture and sale of its products generally depends more upon its technological, manufacturing and marketing skills. In addition, the Company believes its engineering, test and development capabilities are significant factors in the success of its business.

Employees

As of December 31, 1995, the Company employed approximately 2,600 persons, of which approximately 28% are covered by collective bargaining agreements. The Company considers its employee relations to be very good.

Raw Materials

Base materials for the Company's products consist primarily of steels in various sizes, castings, bearings and weldments. The Company purchases its raw materials from many suppliers and is not dependent on any single supplier for any of its base materials.

Environmental Matters

The Company is subject to Federal, State and local environmental regulations. The Company is currently involved with environmental cleanup proceedings related to certain of its facilities. It is believed that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2.  Properties

The Company currently operates a corporate office and 20 manufacturing and service/distribution facilities. Three each are located in Illinois and Wisconsin; two each are located in Indiana, South Carolina and South Dakota; and one each located in California, Massachusetts, New York, North Carolina, Pennsylvania, Texas, Newbury (England), Neu Anspach (Germany) and Legnano (Italy). The Company's present operating facilities contain a total of approximately 1,510,000 square feet of space of which approximately 147,000 square feet are leased. The Company believes its equipment and facilities are well maintained and adequate for its present needs. The Company currently owns one manufacturing facility with a total of 53,000 square feet that it intends to sell.


ITEM 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                 PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Certain information required by Item 201 of Regulation S-K is set forth on page 4 and the inside back cover of the Annual Report to shareholders for the year ended December 31, 1995, a copy of which is attached hereto, and such information is incorporated herein by reference. The loan covenants relating to the long-term debt agreements of the Company contain, among other things, restrictions on the payment of dividends and redemption or retirement of shares of common stock. Under the terms of these covenants, $19,400,000 of retained earnings was available for distribution as of December 31, 1995.


ITEM 6.  Selected Financial Data

Information required by Item 301 of Regulation S-K is set forth on page 4 of the Annual Report to shareholders for the year ended December 31, 1995, a copy of which is attached hereto, and such information is incorporated herein by reference.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Information required by Item 303 of Regulation S-K is set forth on pages 5 and 6 of the Annual Report to shareholders for the year ended December 31, 1995, a copy of which is attached hereto, and such information is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

In the Annual Report to shareholders for the year ended December 31, 1995, a copy of which is attached hereto, there are set forth on pages 7 through 15, financial statements meeting the requirements of Regulation S-X and information specified by Item 302 of Regulation S-K and such financial statements are incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information required by Item 401 of Regulation S-K is set forth on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1996, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

The names, ages, and positions of all of the executive officers of the Company as of March 20, 1996, are listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name, Age and Position        Business Experience During the Past 5 Years
-------------------------     -------------------------------------------------

James L. Packard, 53          Elected Chairman in 1986; Chief Executive Officer
Chairman, President and       since 1984; President since 1980.
Chief Executive Officer

Henry W. Knueppel, 47         Elected Executive Vice President-Operations in
Executive Vice President      1987, prior to which he was Vice President-
Operations                    Operations since 1985.

Robert C. Burress, 57         Elected Secretary in 1996; Vice President - Chief
Vice President - Chief        Financial Officer since 1994; Vice President -
Financial Officer, Secretary  Treasurer since 1980.
Financial Officer, Secretary


ITEM 11.  Executive Compensation

Information required by Item 402 of Regulation S-K is set forth on pages 7 through 9 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1996, a copy of which has been filed within 120 days following the close of the fiscal year and such information is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Information required pursuant to Item 403 of Regulation S-K is set forth on pages 2, 4, 5 and 10 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1996, a copy of which has been filed within 120 days following the close of the fiscal year and such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

The Company had no relationships or transactions that are subject to disclosure by Item 404 of Regulation S-K.


                                     PART IV

ITEM 14. Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K

1.  Financial Statements

The following Financial Statements of the Company are included on pages 7 through 15 of the Annual Report to shareholders for the year ended December 31, 1995, a copy of which is attached hereto, and such Financial Statements are incorporated herein by reference.

   - Consolidated Statement of Income for the years ended December 31, 1995, 1994, and 1993.

   - Consolidated Balance Sheet as of December 31, 1995, and 1994.

   - Consolidated Statement of Shareholders' Investment for the years ended December 31, 1995, 1994, and 1993.

   - Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994, and 1993.

   - Notes to Consolidated Financial Statements for the three years ended December 31, 1995.

   - Report of Independent Public Accountants.


2.  Financial Statement Schedule and Auditors' Report

The following Financial Statement Schedule and Report of Independent Public Accountants should be read in conjunction with the Financial Statements included in the 1995 Annual Report to shareholders.


                                                                       Page

     - Report of Independent Public Accountants                         11

     - Schedule II - Valuation and Qualifying Accounts                  12

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the Financial Statements or Notes thereto.

3.  Reports on Form 8-K

There were no reports filed on Form 8-K by the Company during the fourth quarter of 1995.

4.   Exhibits

The following exhibits are required to be filed by Item 601 of Regulation S-K.

Exhibit                                                       Incorporated by                      Filed    Seq. No.
Number               Description                               Reference to:                      Herewith    Page
-------  ---------------------------------------     ------------------------------------------   --------  --------
  2      Agreement and Plan of Merger by and         Exhibit A to Annual Meeting Proxy
         between the Registrant and Regal-Beloit     Statement of Regal-Beloit Corporation
         Corporation, dated as of April 18, 1994     dated March 11, 1994

  3.1    Articles of Incorporation of the            Exhibit B to the 1994 Proxy Statement
         Registrant

  3.2    Bylaws of the Registrant                    Exhibit C to the 1994 Proxy Statement

  4.1    Articles of Incorporation and Bylaws        Exhibits 3.1 and 3.2 hereto
         of the Registrant

  4.2    Loan Agreement between the Registrant       Exhibit 4.2 to Regal-Beloit Corporation's
         and M&I Marshall & Ilsley Bank, dated as    Annual Report on Form 10-K dated
         of April 22, 1992 ("M&I Loan Agreement")    March 29, 1993

 10.1    Short-Term Incentive Compensation Plan,     Exhibit 10.1 to Regal-Beloit Corporation's
         as amended                                  Annual Report on Form 10-K dated
                                                     March 29, 1993

 10.2    1982 Incentive Stock Option Plan            Exhibit 10.4 to 1986 S-1

 10.3    1987 Stock Option Plan                      Exhibit 10.3 to 1988 S-1

 10.4    1991 Flexible Stock Incentive Plan          Exhibit 10.4 to Regal-Beloit Corporation's
                                                     Annual Report on Form 10-K dated
                                                     March 29, 1993 (1994 S-8 Registration
                                                     No. 33-82076)

 10.5    Change In Control Agreement                 Exhibit 10.5 to Regal-Beloit Corporation's
                                                     Annual Report on Form 10-K dated
                                                     March 29, 1993

 10.6    Disability Insurance Agreement between      Exhibit 10.6 to Regal-Beloit Corporation's
         Regal-Beloit Corporation and Continental    Annual Report on Form 10-K dated
         Casualty Company                            March 29, 1993

 13.1    Annual Report to Security Holders for the   Exhibit 13.1 to Regal-Beloit Corporation's       X        13
         year ended December 31, 1995                Annual Report on Form 10-K dated
                                                     March 20, 1996

 21.1    Subsidiaries of the Regal-Beloit            Exhibit 21.1 to Regal-Beloit Corporation's       X        33
         Corporation                                 Annual Report on Form 10-K dated
                                                     March 20, 1996

 23.1    Consent of Independent Public Accountants   Exhibit 23.1 to Regal-Beloit Corporation's       X        11
                                                     Annual Report on Form 10-K dated
                                                     March 20, 1996

Exhibit                                                            Incorporated by                 Filed    Seq. No.
Number                       Description                             Reference to:                Herewith    Page
-------  -----------------------------------------   -------------------------------------------  --------  --------
 28.1    Form 11-K Annual Report of Regal-Beloit
         Corporation Personal Savings Plan for the
         year ended December 31, 1995 (to be
         filed within 180 days after the end of the
         Plan's fiscal year)

 99.1    Annual Meeting Proxy Statement of
         Regal-Beloit Corporation dated
         March 14, 1996

 99.2    Agreement and Plan of Merger by and         Exhibit A to the 1994 Proxy Statement
         between the Registrant and Regal-Beloit
         Corporation, dated as of April 18, 1994

                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           REGAL-BELOIT  CORPORATION



                                           By:  Robert C. Burress
                                                -------------------------------
                                                Robert C. Burress
                                                Secretary
March 20, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

James L. Packard
------------------------------   Chairman, President, Chief                  March 20, 1996
James L. Packard                 Executive Officer and Director              --------------


Robert C. Burress
------------------------------   Vice President - CFO                        March 20, 1996
Robert C. Burress                (Principal Accounting & Financial Officer)  --------------


Henry W. Knueppel
------------------------------   Executive Vice President                    March 20, 1996
Henry W. Knueppel                and Director                                --------------


John A. McKay
------------------------------   Director                                    March 20, 1996
John A. McKay                                                                --------------


John M. Eldred
------------------------------   Director                                    March 20, 1996
John M. Eldred                                                               --------------


J. Reed Coleman
------------------------------   Director                                    March 20, 1996
J. Reed Coleman                                                              --------------


Frank Bauchiero
------------------------------   Director                                    March 20, 1996
Frank Bauchiero                                                              --------------

                   Report of Independent Public Accountants




To Regal-Beloit Corporation:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Regal-Beloit Corporation's Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                             ARTHUR ANDERSEN LLP
                             -------------------------------------
                             ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 31, 1996

                           EXHIBITS AND SCHEDULES




          Exhibit 23.1          Consent of Independent Public Accountants
          Schedule II           Valuation and Qaulifying Accounts
          Exhibit 21.1          Subsidiaries of Regal-Beloit Corporation
          Exhibit 13.1          Annual Report to Shareholders

Exhibit 23.1

Consent of Independent Public Accountants


To Regal-Beloit Corporation:

As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Regal-Beloit Corporation's previously filed Registration Statements, File Nos.
33-25480, 33-25233, 33-82076 and 33-8934.




                             ARTHUR ANDERSEN LLP
                             -----------------------------------
                             ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 20, 1996.

                                                                     SCHEDULE II





                                REGAL-BELOIT CORPORATION

                           VALUATION AND QUALIFYING ACCOUNTS



Allowance for Doubtful Accounts:

                                           (In Thousands Of Dollars)
                                ---------------------------------------------
                                 Balance    Additions    Write-offs,  Balance
                                Beginning   Charged To     Net Of       End
                                 Of Year    Net Income   Recoveries   Of Year
                                ---------   ----------   ----------   -------
Year Ended December 31, 1995    $   1,161   $      62    $     (83)   $ 1,140



Year Ended December 31, 1994    $   1,077   $     191    $    (107)   $  1,161



Year Ended December 31, 1993    $     905   $     387    $    (215)   $  1,077

                                                                   EXHIBIT 21.1



                SUBSIDIARIES OF REGAL-BELOIT CORPORATION



Regal-Beloit International Sales Corporation, a Delaware Corporation 200 State Street
Beloit, Wisconsin
Acquired - May, 1979


Regal-Beloit Corporation FSC, a Virgin Island Corporation
200 State Street
Beloit, Wisconsin
Acquired - December, 1984


New York Twist Drill, Inc., a Delaware Corporation
25 Howard Place
Ronkonkoma, New York
Acquired - March, 1988


Opperman Mastergear Limited
Hambridge Road
Newbury, Berkshire, England, United Kingdom
Acquired - July, 1991


Mastergear GmbH
SiemensstraBe 16
Neu Anspach, Germany
Acquired - July, 1991


Hub City, Inc.
2914 Industrial Drive
Aberdeen, South Dakota
Acquired - April, 1992


Costruzioni Meccaniche Legnanesi S.r.L.
Via San Bernardino 129
Legnano, Italy
Acquired - December, 1994