Form 10-K405/A
period 1995-12-31
REGAL BELOIT CORP
filed 1996-04-16
CIK 82811

SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D.C.    20549

                              FORM  10-K/A
                                Number 1

          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
               OF  THE  SECURITIES  EXCHANGE  ACT OF  1934

For the fiscal year ended December 31, 1995       Commission file number 1-7283

                        REGAL-BELOIT  CORPORATION
         (Exact Name of Registrant as Specified in Its Charter)


       Wisconsin                                        39-0875718
(State of Incorporation)                   (I.R.S. Employer Identification No.)

          200 State Street
          Beloit, Wisconsin                             53511-6254
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (608) 364-8800
===============================================================================
           Securities registered pursuant to Section 12 (b) of the Act:


                                                     Name of Each Exchange on
    Title of Each Class                                 Which  Registered
- -----------------------------                        ------------------------
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

Documents                                                 Form 10-K Reference

Annual Report to Shareholders for Year Ended
December 31, 1995...................................      I, II, IV

Proxy Statement for Annual Shareholder Meeting to be
Held on April 24, 1996..............................      III

                              Exhibit Index
                                (Revised)




Exhibit 13.1        Annual Report to Shareholders

Exhibit 27          Financial Data Schedule
SIGNATURE

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REGAL-BELOIT  CORPORATION


                                    Robert C. Burress
                                By: -------------------------------------------
                                    Robert C. Burress
                                    Secretary



April 16, 1996