Form 10-Q
period 1996-03-31
REGAL BELOIT CORP
filed 1996-05-07
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended               March 31, 1996

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


                20,610,117 Shares, Common Stock, $.01 Par Value

                        REGAL-BELOIT CORPORATION

                                FORM 10-Q

                    For Quarter Ended March 31, 1996






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

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET

                                    ASSETS

                                                                            (From Audited
                                                           (Unaudited)       Statements)
                                                          March 31, 1996    Dec. 31, 1995
                                                          --------------    -------------
Current Assets:
   Cash and cash equivalents..........................    $ 15,821,000      $  7,458,000
   Receivables, less reserves of $1,173,000 in 1996
     and $1,140,000 in 1995...........................      42,348,000        41,172,000
   Inventories........................................      48,926,000        49,263,000
   Other current assets...............................       4,834,000         4,508,000
      Total Current Assets............................     111,929,000       102,401,000

Plant and Equipment at Cost...........................     132,594,000       130,893,000
     Less - accumulated depreciation..................     (60,677,000)      (58,201,000)
                                                            71,917,000        72,692,000

Other Noncurrent Assets...............................         480,000           387,000
                                                          -------------     -------------
                                                          $184,326,000      $175,480,000


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Accounts payable.................................    $ 10,450,000      $ 10,874,000
     Federal and state income taxes...................       6,024,000         1,333,000
     Other current liabilities........................      18,102,000        19,817,000
         Total Current Liabilities...................       34,576,000        32,024,000

Long-term Debt........................................       2,856,000         2,884,000
Deferred Income Taxes.................................       4,605,000         4,699,000

Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 20,608,707 issued in 1996 and
        20,553,968 issued in 1995.....................         206,000           206,000
     Additional paid-in capital.......................      37,424,000        37,133,000
     Retained earnings................................     105,411,000        99,079,000
     Cumulative Translation Adjustments...............        (752,000)         (545,000)
                                                          -------------     -------------
                                                           142,289,000       135,873,000
                                                          -------------     -------------
                                                          $184,326,000      $175,480,000

See accompanying notes.

                        REGAL-BELOIT CORPORATION

                           STATEMENT OF INCOME





                                                   (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                             --------------------------
                                                1996           1995
                                             ------------  ------------
Net Sales.................................   $75,119,000   $74,340,000

Cost of Sales.............................    52,780,000    53,180,000

  Gross Profit............................    22,339,000    21,160,000

Operating Expenses........................     8,203,000     8,803,000

  Income from Operations..................    14,136,000    12,357,000

Interest Expense..........................       100,000       322,000

Interest Income...........................       100,000        36,000

  Income Before Taxes.....................    14,136,000    12,071,000

Provision for Income Taxes................     5,331,000     4,690,000

    Net Income............................   $ 8,805,000   $ 7,381,000

Per Share of Common Stock:

  Net Income..............................       $.43         $.36

  Cash Dividends Declared.................       $.12         $.09

Weighted Average Number of
  Shares Outstanding......................    20,587,238    20,470,837


See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS


                                                                      (Unaudited)
                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1996            1995
                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................   $  8,805,000   $  7,381,000
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Depreciation, amortization and deferred income taxes..      2,599,000      2,848,000
     Change in assets and liabilities:
      Current assets, other than cash......................     (1,197,000)   (10,599,000)
      Current liabilities, other than notes payable........      3,079,000      9,159,000
         Net cash provided from operating activities.......     13,286,000      8,789,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment, net of retirements....     (2,072,000)    (2,165,000)
   Other, net..............................................       (527,000)       460,000
      Net cash used in investing activities................     (2,599,000)    (1,705,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term debt............................              0     (9,887,000)
   Reduction of long-term debt.............................       (530,000)    (5,826,000)
   Dividends to shareholders...............................     (2,055,000)    (1,636,000)
   Other, net..............................................        291,000        228,000
      Net cash used for financing activities...............     (2,294,000)   (17,121,000)


EFFECT OF EXCHANGE RATE ON CASH............................        (30,000)        23,000


   Net increase (decrease) in cash and cash equivalents....      8,363,000    (10,014,000)
   Cash and cash equivalents at beginning of period........      7,458,000     13,378,000
   Cash and cash equivalents at end of period..............   $ 15,821,000    $ 3,364,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest.............................................   $    135,000    $   265,000

      Income Taxes.........................................   $    735,000    $   232,000

See accompanying notes.

                        REGAL-BELOIT CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1996



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


2.  INVENTORIES

Cost for approximately 70% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                           3-31    12-31
                                           1996     1995
                                           ----    -----
                      Raw Material          17%      17%
                      Work-in-Process       22%      21%
                      Finished Goods        61%      62%

3.  ACQUISITION

Effective January 1, 1995, the Company acquired selected net assets of the Marine and Industrial Transmission Division of Borg-Warner Automotive Transmission and Engine Components Corporation for approximately $9,192,000. This acquisition has been renamed the Velvet Drive Transmission Division of Regal-Beloit Corporation. This Division produces both marine and industrial transmissions. The acquisition was accounted for as a purchase and the cash consideration paid approximated the fair market value of the net identifiable assets acquired. Results of operations of the Velvet Drive Transmission Division have been consolidated in the Company's statements from the acquisition date.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


Results of Operations
- ---------------------
Net sales for the quarter ended March 31, 1996 of $75,119,000 were the second highest in the history of the Company, and 1.0% higher than sales of $74,340,000 in the comparable first quarter of 1995 and 1.9% greater than sales in the recent fourth quarter of 1995.

The first quarter gross profit margin increased to 29.7% of sales compared to 28.5% in the first quarter of 1995 and 29.0% in the recent fourth quarter of 1995.

Operating expenses were up slightly to 10.9% of sales compared to 10.7% of sales in the recent fourth quarter, but were down from the comparable first quarter of 1995 when operating expenses were 11.8% of sales.

Income from operations, which was the highest ever recorded, improved in the first quarter to 18.8% of sales compared to 16.6% in the first quarter of 1995 and 18.3% in the recent fourth quarter. This increase in income from operations continues to be attributable to ongoing productivity improvement projects along with effective cost controls.

Interest expense has declined for the fourth consecutive quarter as long-term debt continues to be reduced while interest rates have remained stable.

Net income was a record for the quarter ending March 31, 1996 at $8,805,000, up 19.3% from the first quarter of 1995 when net income was $7,381,000. Net income is also up 2.0% from the recent fourth quarter of 1995.

Business levels remained solid but flat during the first quarter as compared to the fourth quarter of 1995 and were definitely not at the accelerated pace of a year ago. Most orders received were for shipment within the period.

There were no specific markets which individually stood out from the others in terms of identifiable trends in either strength or weakness over that of the fourth quarter of 1995. Further, there appears to be an order pattern whereby the original equipment manufacturers are not building inventories due to their improved capacity and delivery capabilities.

Liquidity and Capital Resources
- -------------------------------
Working capital as of March 31, 1996 increased to $77,353,000 from $70,377,000 as of December 31, 1995. This change in working capital is primarily attributable to the increase in cash and cash equivalents generated from operations. The current ratio of 3.2:1 remained unchanged from the fourth quarter of 1995.

A slight reduction of long-term debt along with the increase in shareholders' investment during the quarter resulted in long-term debt as a percentage of total capital to be reduced to 2.0% at the end of the first quarter which allows the Company significant capacity, if needed, for financing acquisitions before reaching its self-imposed limit of 40%.

The Company feels that additional internally generated growth can be financed adequately by cash generated from operations and from its short-term credit facilities.

                                 PART II

                            OTHER INFORMATION



Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed since the Company's last report on Form 10-K, dated March 20, 1996.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGAL-BELOIT CORPORATION
                                      (Registrant)



                        Robert C. Burress
                        ------------------------------------------------------
                        Robert C. Burress
                        Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)



Date:  May 7, 1996