Form 10-Q
period 1996-06-30
REGAL BELOIT CORP
filed 1996-08-12
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended               June 30, 1996

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


                20,630,993 Shares, Common Stock, $.01 Par Value

                        REGAL-BELOIT CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1996




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

     Item 4 - Submission of Matters To A Vote of Security Holders

     Item 6 - Reports on Form 8-K

     Signatures

                                    PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements
                           REGAL-BELOIT CORPORATION
                           CONDENSED BALANCE SHEET
                                    ASSETS

                                                                            (From Audited
                                                           (Unaudited)       Statements)
                                                          June 30, 1996     Dec. 31, 1995
                                                          -------------     -------------
Current Assets:
   Cash and cash equivalents..........................    $ 23,157,000      $  7,458,000
   Receivables, less reserves of $1,139,000 in 1996
     and $1,140,000 in 1995...........................      36,287,000        41,172,000
   Inventories........................................      48,537,000        49,263,000
   Other current assets...............................       4,687,000         4,508,000
                                                          -------------     -------------
      Total Current Assets............................     112,668,000       102,401,000
                                                          -------------     -------------
Plant and Equipment at Cost...........................     135,522,000       130,893,000
     Less - accumulated depreciation..................     (63,053,000)      (58,201,000)
                                                          -------------     -------------
                                                            72,469,000        72,692,000
Other Noncurrent Assets...............................         392,000           387,000
                                                          -------------     -------------
                                                          $185,529,000      $175,480,000
                                                          =============     =============

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Accounts payable.................................    $ 10,176,000      $ 10,874,000
     Federal and state income taxes...................         896,000         1,333,000
     Other current liabilities........................      18,335,000        19,817,000
                                                          -------------     -------------
         Total Current Liabilities....................      29,407,000        32,024,000
                                                          -------------     -------------
Long-term Debt........................................       2,700,000         2,884,000
Deferred Income Taxes.................................       4,611,000         4,699,000

Shareholders' Investment:
     Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,629,493 issued in 1996 and
        20,553,968 issued in 1995.....................         206,000           206,000
     Additional paid-in capital.......................      37,567,000        37,133,000
     Retained earnings................................     111,604,000        99,079,000
     Cumulative Translation Adjustment................        (566,000)         (545,000)
                                                          -------------     -------------
                                                           148,811,000       135,873,000
                                                          -------------     -------------
                                                          $185,529,000      $175,480,000
                                                          =============     =============

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                             STATEMENT OF INCOME

                                                         (Unaudited)
                                    -------------------------------------------------------
                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                    --------------------------- ---------------------------
                                        1996           1995         1996           1995
                                    ------------- ------------- ------------- -------------
Net Sales.......................... $ 71,817,000  $ 76,265,000  $146,936,000  $150,605,000

Cost of Sales......................   49,964,000    54,048,000   102,744,000   107,228,000
                                    ------------  ------------  ------------  ------------

  Gross Profit.....................   21,853,000    22,217,000    44,192,000    43,377,000

Operating Expenses.................    8,082,000     8,337,000    16,285,000    17,140,000
                                    ------------  ------------  ------------  ------------

  Income from Operations...........   13,771,000    13,880,000    27,907,000    26,237,000

Interest Expense...................       91,000       217,000       191,000       539,000

Interest Income....................      212,000        43,000       312,000        79,000
                                    ------------  ------------  ------------   -----------

  Income Before Taxes..............   13,892,000    13,706,000    28,028,000    25,777,000

Provision for Income Taxes.........    5,223,000     5,331,000    10,554,000    10,021,000
                                    ------------  ------------  ------------  ------------

    Net Income..................... $  8,669,000  $  8,375,000  $ 17,474,000  $ 15,756,000
                                    ============  ============  ============  ============

Per Share of Common Stock:

  Net Income.......................      $.42         $.41          $.85          $.77
                                    ============  ============  ============  ============

  Cash Dividends Declared..........      $.12         $.10          $.24          $.19
                                    ============  ============  ============  ============
Weighted Average Number of
  Shares Outstanding...............  20,614,059    20,504,543    20,600,649    20,487,783
                                    ============  ============  ============  ============

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS

                                                                      (Unaudited)
                                                              ----------------------------
                                                               Six Months Ended June 30,
                                                              ----------------------------
                                                                  1996            1995
                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................   $ 17,474,000   $ 15,756,000
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Depreciation, amortization and deferred income taxes..      5,373,000      5,359,000
     Change in assets and liabilities:
      Current assets, other than cash......................      5,526,000     (9,188,000)
      Current liabilities, other than notes payable........    ( 1,638,000)     9,348,000
                                                              -------------  -------------
         Net cash provided from operating activities.......     26,735,000     21,275,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment, net of retirements....    ( 5,450,000)    (5,116,000)
   Other, net..............................................    (   294,000)       215,000
                                                              -------------   ------------
      Net cash used in investing activities................    ( 5,744,000)    (4,901,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term debt............................        ---        (10,042,000)
   Reduction of long-term debt.............................    ( 1,190,000)   (11,602,000)
   Dividends to shareholders...............................    ( 4,528,000)   ( 3,481,000)
   Other, net..............................................        434,000        357,000
                                                              -------------  -------------
      Net cash used for financing activities...............    ( 5,284,000)   (24,768,000)

EFFECT OF EXCHANGE RATE ON CASH............................    (     8,000)        18,000
                                                              -------------  -------------
   Net increase (decrease) in cash and cash equivalents....     15,699,000    ( 8,376,000)
   Cash and cash equivalents at beginning of period........      7,458,000     13,378,000
                                                              -------------   ------------
   Cash and cash equivalents at end of period..............   $ 23,157,000    $ 5,002,000
                                                              =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest.............................................   $    176,000    $   548,000
                                                              =============   ============
      Income Taxes.........................................   $ 10,940,000    $ 9,764,000
                                                              =============   ============

See accompanying notes.

                        REGAL-BELOIT CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1996



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


2.  INVENTORIES

Cost for approximately 70% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                           6-30    12-31
                                           1996     1995
                                           ----    -----
                      Raw Material          16%      17%
                      Work-in-Process       23%      21%
                      Finished Goods        61%      62%

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



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


Results of Operations
- ---------------------
Net sales for the quarter ended June 30, 1996 were $71,817,000, or 5.8% lower than sales of $76,265,000 in the comparable second quarter of 1995 and 4.4% below sales in the recent first quarter of 1996. Net sales for the first six months of 1996 were $146,936,000, or 2.4% less than sales of $150,605,000 for the same period in 1995.

The Company experienced the impact of the slow down in the general industrial markets and the "inventory adjustment" which rippled its way throughout most sectors of the U.S. economy during the second quarter. The sales decline occurred mainly in the Power Transmission Group, although the Cutting Tool Group also recorded a modest decline. Incoming orders at most of our facilities fluctuated at different periods and for different durations throughout the quarter. Most of these dips lasted four to six weeks before adjusting somewhat upward to more stable levels.

Gross profit margins increased to a record 30.4% of sales compared to 29.1% in the comparable second quarter of 1995 and 29.7% in the recent first quarter of 1996. For the first six months of 1996, gross profit margins were 30.1% of sales as compared to 28.8% for the same period last year. Ongoing productivity improvement projects, along with good cost controls, accounted for this performance. Most supplier surcharging experienced last year has either subsided or gone away entirely. Lead times on both raw materials and services have also returned to more normal conditions, all of which have aided in the Company's ability to adapt quickly to the changes in order levels.

As a percentage of sales, operating expenses were 11.3% in the second quarter compared to 10.9% in both the second quarter of 1995 and the recent first quarter of 1996. On an absolute basis, these basically fixed expenses were $8,082,000 for the second quarter of 1996 and lower than both those of the second quarter of last year and the first quarter of 1996.

Income from operations improved in the second quarter to 19.2% of sales compared to 18.2% in the second quarter of 1995 and 18.8% in the first quarter of 1996. For the first half of 1996, income from operations increased to 19.0% of sales compared to 17.4% for the same period in 1995.

Interest expense has declined for the fifth consecutive quarter to $91,000 as long-term debt continues to be reduced while interest rates have remained stable.

Net income for the second quarter of 1996 of $8,669,000 was up 3.5% from the second quarter of 1995 when net income was $8,375,000. Net income was down 1.5% from the recent first quarter of 1996. Net income for the first half of 1996 of $17,474,000 was 10.9% greater than the first half of 1995 when net income was $15,756,000.


Liquidity and Capital Resources
- -------------------------------
Working capital increased to $83,261,000 as of June 30, 1996 compared to $70,377,000 as of December 31, 1995. The current ratio has increased to 3.8:1 at June 30, 1996 compared to 3.2:1 at December 31, 1995. Cash and cash equivalents at June 30, 1996 was $23,157,000, up $7,336,000 from March 31,
1996. This was aided by sound control over inventories and accounts receivable, both of which were lower than at March 31, 1996 and year end, December 31, 1995.

The overall financial position of the Company has never been stronger in its 41 year history as evidenced by substantial cash and cash equivalents of $23,157,000, long-term debt of only $2,700,000, and a 3.8:1 current ratio as evidenced above. In addition, the Company has continued to spend wisely and selectively on both upgrading and adding to its capital equipment, which for the six months ending June 30, 1996, amounted to $5.5 million.

The Company feels that additional internally generated growth can be financed adequately by cash generated from operations and from its short-term credit facilities.

Long-term debt as a percentage of total capital has been reduced to 1.8% as of June 30, 1996 which allows the Company significant capacity in the approximate range of $95,000,000 in total borrowing, if needed, for financing acquisitions before reaching its self-imposed limit of 40%.

                                 PART II
                            OTHER INFORMATION


Item 4.  Submission of Matters to A Vote of Security Holders
         ---------------------------------------------------
(a) The Annual Meeting of stockholders of Regal-Beloit Corporation was held on April 24, 1996.
(b) The terms of Directors William W. Keefer, James L. Packard, Henry W. Knueppel, John M. Eldred, John A. McKay and G. Frederick Kasten, Jr. were continued.
(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

     (1)  Elect three Class C Directors for a term of three years.

                                      For      Withheld  Broker Non-Votes
                                   ----------  --------  ----------------
          J. Reed Coleman          18,071,936    50,067             4,400
          Frank E. Bauchiero       18,071,986    50,017             4,400
          Stephen N. Graff         18,064,072    57,931             4,400

     (2) Increase the Company's authorized shares of Common Stock to 50 million shares. 96.76% of shares voted were favorable; votes were calculated upon the total shares issued and outstanding as of the record date.

              For         Against     Abstain     Broker Non-Votes
           ----------     -------     -------     ----------------
           17,540,009     556,546      27,048                2,800

     (3) Amend Section 4 of the Regal-Beloit Corporation 1991 Flexible Stock Incentive Plan. 95.67% of the shares voted were favorable; votes were calculated upon the total shares issued and outstanding as of the record date.

              For         Against     Abstain     Broker Non-Votes
           ----------     -------     -------     ----------------
           17,342,707     657,421     123,475                2,800

     (4) Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 1996.

              For         Against     Abstain     Broker Non-Votes
           ----------     -------     -------     ----------------
           18,084,465      22,383      15,155                4,400

Item 6.  Reports on Form 8-K
         -------------------
There were no reports on Form 8-K filed since the Company's last report on Form 10-Q dated May 7, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGAL-BELOIT CORPORATION
                                      (Registrant)



                                Robert C. Burress
                                --------------------------------------------
                                Robert C. Burress
                                Vice President, CFO & Secretary
                                (Principal Accounting and Financial Officer)

DATE:  August 12, 1996