Form 10-Q
period 1996-09-30
REGAL BELOIT CORP
filed 1996-11-01
CIK 82811

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For Quarter Ended             September 30, 1996

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


                20,631,993 Shares, Common Stock, $.01 Par Value

                        REGAL-BELOIT CORPORATION

                                FORM 10-Q

                  For Quarter Ended September 30, 1996






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


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K

     Signatures

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET

                                    ASSETS

                                                                            (From Audited
                                                           (Unaudited)       Statements)
                                                          Sep. 30, 1996     Dec. 31, 1995
                                                          -------------     -------------
Current Assets:
   Cash and cash equivalents..........................    $ 28,180,000      $  7,458,000
   Receivables, less reserves of $1,151,000 in 1996
     and $1,140,000 in 1995...........................      37,212,000        41,172,000
   Inventories........................................      47,060,000        49,263,000
   Other current assets...............................       4,654,000         4,508,000
      Total Current Assets............................     117,106,000       102,401,000

Plant and Equipment at Cost...........................     138,239,000       130,893,000
     Less - accumulated depreciation..................     (65,781,000)      (58,201,000)
                                                            72,458,000        72,692,000

Other Noncurrent Assets...............................         359,000           387,000
                                                          $189,923,000      $175,480,000



                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Accounts payable.................................    $  9,437,000      $ 10,874,000
     Federal and state income taxes...................         772,000         1,333,000
     Other current liabilities........................      18,561,000        19,817,000
         Total Current Liabilities....................      28,770,000        32,024,000

Long-term Debt........................................       2,669,000         2,884,000
Deferred Income Taxes.................................       4,614,000         4,699,000

Shareholders' Investment:
     Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,631,993 issued in 1996 and
        20,553,968 issued in 1995.....................         206,000           206,000
     Additional paid-in capital.......................      37,591,000        37,133,000
     Retained earnings................................     116,541,000        99,079,000
     Cumulative Translation Adjustment................        (468,000)         (545,000)
                                                           153,870,000       135,873,000
                                                          $189,923,000      $175,480,000

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                             STATEMENT OF INCOME


                                                         (Unaudited)
                                    ------------------------------------------------------
                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                    --------------------------  --------------------------
                                        1996           1995         1996           1995
                                    ------------  ------------  ------------  ------------
Net Sales.......................... $ 68,149,000  $ 71,551,000  $215,085,000  $222,156,000

Cost of Sales......................   48,391,000    49,859,000   151,135,000   157,087,000

  Gross Profit.....................   19,758,000    21,692,000    63,950,000    65,069,000

Operating Expenses.................    8,010,000     7,853,000    24,295,000    24,993,000

  Income from Operations...........   11,748,000    13,839,000    39,655,000    40,076,000

Interest Expense...................      109,000       133,000       300,000       672,000

Interest Income....................      316,000        93,000       628,000       172,000

  Income Before Taxes..............   11,955,000    13,799,000    39,983,000    39,576,000

Provision for Income Taxes.........    4,543,000     5,366,000    15,097,000    15,387,000

    Net Income..................... $  7,412,000  $  8,433,000  $ 24,886,000  $ 24,189,000

Per Share of Common Stock:

  Net Income.......................      $.36         $.41         $1.21          $1.18

  Cash Dividends Declared..........      $.12         $.10          $.36           $.29
Weighted Average Number of
  Shares Outstanding...............  20,631,363    20,522,194    20,610,961    20,499,380


See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS




                                                                      (Unaudited)
                                                              Nine Months Ended Sept. 30,
                                                              ---------------------------
                                                                  1996            1995
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................   $ 24,886,000   $ 24,189,000
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Depreciation, amortization and deferred income taxes..      8,188,000      8,268,000
     Change in assets and liabilities:
      Current assets, other than cash......................      6,188,000     (9,333,000)
      Current liabilities, other than notes payable........    ( 1,802,000)     7,508,000
         Net cash provided from operating activities.......     37,460,000     30,632,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment, net of retirements....    ( 8,044,000)    (6,100,000)
   Other, net..............................................    (   434,000)       244,000
      Net cash used in investing activities................    ( 8,478,000)    (5,856,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term debt............................              0    (10,209,000)
   Reduction of long-term debt.............................    ( 1,720,000)   (12,136,000)
   Dividends to shareholders...............................    ( 7,004,000)   ( 5,532,000)
   Other, net..............................................        458,000        395,000
      Net cash used in financing activities................    ( 8,266,000)   (27,482,000)


EFFECT OF EXCHANGE RATE ON CASH............................          6,000         12,000


   Net increase (decrease) in cash and cash equivalents....     20,722,000    ( 2,694,000)
   Cash and cash equivalents at beginning of period........      7,458,000     13,378,000
   Cash and cash equivalents at end of period..............   $ 28,180,000    $10,684,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest.............................................   $    236,000    $   662,000

      Income Taxes.........................................   $ 15,428,000    $14,940,000

See accompanying notes.

                        REGAL-BELOIT CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                           SEPTMEBER 30, 1996



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


2.  INVENTORIES

Cost for approximately 70% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                           9-30    12-31
                                           1996     1995
                                           ----    -----
                      Raw Material          15%      17%
                      Work-in-Process       22%      21%
                      Finished Goods        63%      62%


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



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


Results of Operations
---------------------
Net sales for the quarter ended September 30, 1996 were $68,149,000, or 4.8% lower than sales of $71,551,000 reported in the comparable third quarter of 1995 and 5.1% lower than in the recent second quarter of 1996. Net sales for the nine months of 1996 were $215,085,000, or 3.2% lower than sales of $222,156,000 for the same period in 1995.

The Company continued to experience a broad based slowdown in most of its industrial markets throughout the third quarter of 1996. This follows the general decline in these markets which began in the second quarter of this year. Distributors have continued to work down their inventories and are very cautious about ordering only what is needed to meet their customer needs. Sales to original equipment manufacturers are also down as these customers have shortened their lead time requirements based upon receipt of only firm quantities from their customers. In addition, our traditional industrial distributor customers created some modest slowness for the Company as these customers frequently close for vacation in the third quarter.

Gross profit margins declined very modestly from 30.4% in the second quarter of 1996 to 29.0% in the third quarter of 1996, driven by the lower sales volumes. The comparable percentage a year ago was 30.3%. Ongoing productivity projects along with good control over costs have minimized this decline.

Operating expenses, on an absolute basis, were $8,010,000 for the quarter, or 11.8% of sales. This compares to $7,853,000, or 11.0% of sales for the same period a year ago. Operating expenses have continued to decline in 1996 despite the basically fixed nature of these expenses, reflecting good control exercised over these costs.

The resulting income from operations of 17.2% in the third quarter of 1996 was correspondingly down from the 19.3% in the same quarter in 1995 and 19.2% recorded in the second quarter of 1996.

Interest expense of $109,000 in the third quarter of 1996 was minimal based upon the continued scheduled retirement of the Company's very low debt.

Interest income of $316,000 in the third quarter of 1996 continued to increase as cash balances increased, driven by very strong cash flows from operations.

Net income for the third quarter of 1996 was $7,412,000, or 12.1% lower than the net income of $8,433,000 reported in the third quarter of 1995. It is important to point out, however, that net income as a percentage of net sales was 10.9% for the third quarter of 1996. Net income for the first nine months of 1996 was $24,886,000, up 2.9% over 1995 net income of $24,189,000, and was
11.6% of net sales in 1996 versus 10.9% in the first nine months of 1995.


Liquidity and Capital Resources
-------------------------------
Working capital continued to increase to $88,336,000 as of September 30, 1996 compared to $70,377,000 as of December 31, 1995. The current ratio has increased to 4.1:1 at September 30, 1996 compared to 3.2:1 at December 31, 1995. Cash and cash equivalents were $28,180,000 at September 30, 1996, up $5,023,000 from the June 30, 1996 balance of $23,157,000.

The overall financial position of the Company is excellent as evidenced by the sizable cash and cash equivalents, the strong current ratio, and low long-term debt of $2,669,000 at the end of the third quarter. Through September 30, 1996, expenditures of $8,044,000 were made on needed capital equipment upgrades and replacements.

The Company feels that additional internally generated growth can be adequately financed by cash generated from operations and from its short-term credit facilities.

                                 PART II

                            OTHER INFORMATION



Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed since the Company's last report on Form 10-Q dated August 12, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REGAL-BELOIT CORPORATION
                                      (Registrant)




                                Kenneth F. Kaplan
                                --------------------------------------
                                Kenneth F. Kaplan
                                Vice President, Chief Financial Officer

DATE:  November 1, 1996