Form 10-K405
period 1996-12-31
REGAL BELOIT CORP
filed 1997-03-13
CIK 82811

SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D.C.    20549
                    ___________________________________
                               FORM  10-K

          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
               OF  THE  SECURITIES  EXCHANGE  ACT OF  1934

For the fiscal year ended December 31, 1996  Commission file number 1-7283
                    ____________________________________
                        REGAL-BELOIT  CORPORATION
         (Exact Name of Registrant as Specified in Its Charter)

         WISCONSIN                     39-0875718
         (State of Incorporation)     (I.R.S. Employer Identification No.)
         200 State Street
         BELOIT, WISCONSIN                           53511-6254
         (Address of principal executive offices)    (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (608) 364-8800
     ====================================================================
      SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                         NAME  OF  EACH  EXCHANGE  ON
TITLE OF EACH CLASS                      WHICH  REGISTERED
_______________________                  _________________________________
Common Stock ($.01 Par Value)            American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE
ACT..................................................... NONE
                                                        (Title of Class)
=======================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes  X       No
                                                          ____         ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X
                    ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7,1997 was approximately $475,000,000.

On March 7, 1997 the registrant had outstanding 20,799,076 shares of common stock, $.01 par value, which is registrant's only class of common stock.
===============================================================================
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                  FORM 10-K REFERENCE
Annual Report to Shareholders for Year Ended
December 31, 1996.....................................     I, II, IV

Proxy Statement for Annual Shareholder Meeting to be
Held on April 24, 1997................................     III


1
REGAL-BELOIT CORPORATION
____________________________
Index to
Annual Report on Form 10-K

For The Year Ended December 31, 1996

PART I                                                              Page
                                                                   ______
Item 1.  Business                                                  3
Item 2.  Properties                                                5
Item 3.  Legal Proceedings                                         5
Item 4.  Submission of Matters To A Vote of Security Holders       5

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                       6
Item 6.  Selected Financial Data                                   6
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       6
Item 8.  Financial Statements and Supplementary Data               6
Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                       6


PART III

Item 10. Directors and Executive Officers of the Registrant        7
Item 11. Executive Compensation                                    7
Item 12  Security Ownership of Certain Beneficial Owners           7
         and Management
Item 13. Certain Relationships and Related Transactions            8


PART IV

Item 14. Financial Statements, Financial Statement Schedule,
         Exhibits and Reports on Form 8-K                          8


Signatures                                                         9

PART  I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
_______________________________
Regal-Beloit Corporation is a Wisconsin corporation founded in 1955.
The Company's initial business was the production of special metalworking taps. Through 33 acquisitions and internal growth, the Company has become a prominent manufacturer of a diversified line of power transmission products and perishable, high-speed steel, rotary cutting tools.

The Company's power transmission products, manufactured by its Power Transmission Group, include standard and custom gearboxes, transmissions, rigid forklift axles, custom gearing, gear motors and manual valve actuators. These products are sold to distributors, original equipment manufacturers and end users across many industry segments.

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

The Company's perishable, high-speed steel, rotary cutting tool products are manufactured by its Cutting Tool Group. Principal cutting tool products include taps, drills, end mills, reamers and gages in thousands of standard and popular non-standard styles and sizes, as well as a wide range of specially designed products. Cutting tool products are sold to distributors on both open line and select bases and to select end users throughout the United States. Standard and most special items are shipped promptly, generally within 24 hours to a few days of receipt of orders. These products are mostly used in industrial metalworking applications where it is necessary to remove metal to shape product into finished form or to prepare a metal workpiece to receive a fastening device.

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

MARKETING AND SALES
___________________
Power transmission products are sold to select distributors, original equipment manufacturers and end users through field sales personnel and manufacturers' representatives.

The Company's cutting tool products are sold through three distribution channels. The Regal Cutting Tools Division's products are sold on a non-exclusive, open line basis through independent industrial distributors nationwide. The Company is the only significant producer of cutting tools to employ the open line method of distribution. The balance of the cutting tools are sold to select distributors and end users through the National Twist Drill and New York Twist Drill Divisions, respectively.

3

Export sales accounted for approximately 3% of the Company sales in 1996, 1995 and 1994. No material part of the Company's business is dependent upon a single customer or a group of customers. In fiscal 1996, 1995 and 1994, no single customer accounted for as much as 5% of Company sales. Although the Company's sales are predominantly not seasonal, they tend to vary with general economic conditions and with the rate of industrial production, and are affected by business climates in the many markets in which the Company sells. However, because the Company's products are sold to many different markets, the effects of weaker markets are frequently offset by strengths in other markets.

Working capital requirements to properly serve the Company's customers are generally typical of capital goods manufacturers. Accounts receivable and inventory are generally not seasonal or at unusual levels by industry standards.

COMPETITION
___________
Competition in the power transmission equipment industry has historically been from old line and captive manufacturers. In recent years, competition, in general (including from foreign manufacturers), has intensified. Over the past several years, niche product market opportunities have become more prevalent due to changing market conditions described above and decisions by larger manufacturers not to compete in lower volume or specialized markets. Additionally, smaller companies have been sold due to lack of capital to invest in more modern productive equipment. Many captive producers have chosen, for economic reasons, to outsource their requirements to specialized manufacturers like Regal-Beloit who can produce more cost effectively. The Company has capitalized on this competitive climate by making acquisitions and increasing its manufacturing efficiencies. Some of these acquisitions have created new opportunities for the Company because the Company is now in new markets in which it was not previously involved. The Company has also continued to upgrade its manufacturing equipment and processes, including increasing its use of computer aided manufacturing systems and redesigning products to take full advantage of the more productive equipment along with redoing plant layout to improve product flow. In practice, the Company has sought out specific niche markets concentrating on a wide diversity of customers and applications. Because of this approach, the Company is often not the largest supplier in any specific market. The Company believes it competes primarily on the basis of the promptness of delivery, price and quality. Dominant domestic competitors in the power transmission equipment industry include Sundstrand Corporation (Falk), Emerson Electric, Reliance Electric, Winsmith, and IMO. Dominant foreign competitors would include SEW Eurodrive, Flender, Sumitomo and Zahnrad Fabrik.

The markets for most of the Company's cutting tool products are highly competitive. The domestic cutting tool industry is a mature industry which has been characterized for the past 10 to 15 years by excess capacity and declining sales. Selling price increases have been minimal and the Company believes that some additional but less severe contraction of the industry is likely in the years ahead. Despite a mature market, the Company has been able to minimize the effect this contraction has had on the Company, primarily by eliminating the production of unprofitable products, developing new products, adding new channels of distribution, improving manufacturing capability and efficiency and providing fast product delivery.

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


4

For further segment information required by Item 101 of Regulation S-K, reference is made to Note 10 of the Notes to Consolidated Financial Statements on page 14 of the Annual Report to Shareholders for the year ended December 31, 1996, and such information is incorporated herein by reference.

BACKLOG
________
As of December 31, 1996, the amount of the Company's power transmission backlog believed to be firm was approximately $41,100,000 compared to approximately $48,400,000 on December 31, 1995. Average delivery time for orders of the Company's power transmission equipment (except for large, specially designed products) varies from three days to two months. The Company believes that virtually all of the backlog is shippable in 1997.

Because the Company ships cutting tool orders promptly, generally within a few days of receiving the order, there are no material backlogs for cutting tools.

TRADEMARKS AND LICENSES
_______________________
Regal-Beloit utilizes various registered and unregistered trademarks and the Company believes these trademarks are significant in the marketing of most of its products. However, the Company believes the successful manufacture and sale of its products generally depends more upon its technological, manufacturing and marketing skills. In addition, the Company believes its engineering, test and development capabilities are significant factors in the success of its business.

EMPLOYEES
__________
As of December 31, 1996, the Company employed approximately 2,450 persons, of which approximately 23% are covered by collective bargaining agreements.
The Company considers its employee relations to be very good.

RAW MATERIALS
_____________
Base materials for the Company's products consist primarily of steel in various types and sizes, castings, bearings and weldments. The Company purchases its raw materials from many suppliers and is not dependent on any single supplier for any of its base materials.

ENVIRONMENTAL MATTERS
______________________
The Company is subject to Federal, State and local environmental regulations. The Company is currently involved with environmental cleanup proceedings related to certain of its facilities. Based on available information, it is believed that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Certain information required by Item 201 of Regulation S-K is set forth on page 4 and the inside back cover of the Annual Report to Shareholders for the year ended December 31, 1996, and such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Information required by Item 301 of Regulation S-K is set forth on page 4 of the Annual Report to Shareholders for the year ended December 31, 1996, and such information is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by Item 303 of Regulation S-K is set forth on pages
5 and 6 of the Annual Report to Shareholders for the year ended
December 31, 1996, and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In the Annual Report to Shareholders for the year ended December 31, 1996, there are set forth on pages 7 through 15, financial statements meeting the requirements of Regulation S-X and information specified by Item 302 of Regulation S-K and such financial statements are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.

6

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K is set forth on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1997, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

The names, ages, and positions of all of the executive officers of the Company as of March 7, 1997, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.


NAME, AGE AND POSITION      BUSINESS EXPERIENCE DURING THE PAST 5 YEARS
_____________________       _______________________________________
James L. Packard, 54        -Elected Chairman in 1986; Chief Executive Officer
Chairman, President and      since 1984; President since 1980.
Chief Executive Officer

Henry W. Knueppel, 48      -Elected Executive Vice President-Operations in 1987,
Executive Vice President -  prior to which he was Vice President-Operations
Operations                  since 1985.

Robert C. Burress, 58      -Elected Secretary in 1996; Vice President - Chief Financial
Vice President - Treasurer, Officer  1994 - 1996; Vice President - Treasurer since
Secretary                   1980.


Kenneth F. Kaplan, 51      -Joined Company in September, 1996.  Elected Vice
Vice President - Chief      President - Chief Financial Officer in October, 1996.
Financial Officer           Previously he was employed by Gehl Company, West
                            Bend, Wisconsin, as Vice President - Finance and
                            Treasurer from 1987.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K is set forth on pages 6 through 9 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1997, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required pursuant to Item 403 of Regulation S-K is set forth on pages 2, 3, 4, 5, 9 and 10 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1997, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required pursuant to Item 404 of Regulation S-K is set forth on pages 5 and 7 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1997, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.




PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

(a)       1.  AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

          Reference is made to the separate index to the Company's Consolidated Financial Statements and Schedule contained on Page 10 hereof.

          3. EXHIBITS
          Reference is made to the separate exhibit index contained on Page 13 hereof.


(b)       REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K by the Company during the quarter ended December 31,1996.


8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REGAL-BELOIT  CORPORATION



                                  By:   Robert C. Burress
                                        _________________
                                        Robert C. Burress
                                        Secretary



March 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


James L. Packard
__________________Chairman, President, Chief                 March 7, 1997
 James L. Packard Executive Officer and Director



Kenneth F. Kaplan
_________________ Vice President - CFO                       March 7, 1997
Kenneth F. Kaplan (Principal Accounting & Financial Officer)


Henry W. Knueppel
________________  Executive Vice President                    March 7, 1997
Henry W. Knueppel and Director


John A. McKay
_______________   Director                                    March 7, 1997
John A. McKay


John M. Eldred
_______________  Director                                     March 7, 1997
John M. Eldred


J. Reed Coleman
______________   Director                                     March 7, 1997
J. Reed Coleman


Frank Bauchiero
_______________  Director                                     March 7, 1997
Frank Bauchiero

REGAL-BELOIT CORPORATION

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
                                                                Page(s) In
                                                                Annual Report *
                                                                __________
The following documents are filed as part of this report:

(1)  Financial Statements:
     Consolidated Statements of Income for the three years
      ended December 31, 1996                                         7
     Consolidated Balance Sheets at December 31, 1996 and 1995        8
     Consolidated Statements of Shareholders' Investment for
      the three years ended December 31, 1996                         9
     Consolidated Statements of Cash Flows for the three years
      ended December 31, 1996                                        10
     Notes to Consolidated Financial Statements                    11 - 14
     Report of Independent Public Accountants                         15


* Incorporated by reference from the indicated pages of the Regal-Beloit Corporation 1996 Annual Report to Shareholders


                                                                    Page In
                                                                    Form 10-K
                                                                   ___________

(2)   Financial Statement Schedule:
      Report of Independent Public Accountants on Financial
       Statement Schedule                                               11
      Consent of Independent Public Accountants                         11
      For the three years ended December 31, 1996,
       Schedule II - Valuation and Qualifying Accounts                  12



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Regal-Beloit Corporation:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Regal-Beloit Corporation's Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR  ANDERSEN  LLP


Milwaukee, Wisconsin,
January 29, 1997


Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Regal-Beloit Corporation:

As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Regal-Beloit Corporation's previously filed Registration Statements, File Nos. 33-25480, 33-25233, 33-82076 and 33-8934.



ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 13, 1997

SCHEDULE II




REGAL-BELOIT  CORPORATION

VALUATION  AND  QUALIFYING  ACCOUNTS



ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                    (In Thousands Of Dollars)
                               ________________________________________________________
                               Balance            Additions     Write-offs,     Balance
                               Beginning          Charged To    Net Of          End
                               Of Year            Net Income    Recoveries      Of Year
                               _________          __________    ___________     ________
Year Ended December 31, 1996   $   1,140           $  125       $   (75)        $  1,190
                               =========          ==========    ===========     ========


Year Ended December 31, 1995   $  1,161            $   62       $   (83)        $  1,140
                               =========          ==========    ===========     =========


Year Ended December 31, 1994   $  1,077            $  191       $   (107)       $  1,161
                               =========          ==========    ============    ==========


EXHIBITS INDEX

The following  exhibits are required to be filed by Item 601 of Regulation S-K.

Exhibit
Number        Description                            Incorporated by Reference Herein
_______      ____________                           __________________________________
2            Agreement and Plan of Merger by        Filed as  Exhibit A to Annual Meeting Proxy
             and between the Registrant and                   Statement of Regal-Beloit Corporation
             Regal-Beloit Corporation, dated as               dated March 11, 1994
             of April 18, 1994

3.1          Articles of Incorporation of the       Filed as  Exhibit B to the 1994 Proxy Statement
             Registrant

3.2           Bylaws of the Registrant              Filed as   Exhibit C to the 1994 Proxy Statement

4            Articles of Incorporation and Bylaws   Filed as  Exhibits 3.1 and 3.2 hereto
             of the Registrant

10.1         Short-Term Incentive Compensation      Filed as  Exhibit 10.1 to Regal-Beloit Corporation's
             Plan, as amended                                 Annual Report on Form 10-K dated
                                                              March 29, 1993

10.2         1982 Incentive Stock Option Plan       Filed as  Exhibit 10.4 to 1986 S-1

10.3         1987 Stock Option Plan                 Filed as  Exhibit 10.3 to 1988 S-1

10-4         1991 Flexible Stock Incentive Plan     Filed as  Exhibit 10.4 to Regal-Beloit Corporation's
                                                              Annual Report on Form 10-K dated
                                                              March 29, 1993 (1994 S-8 Registration
                                                              No. 33-82076)

10.5         Change In Control Agreement            Filed as  Exhibit 10.6 to Regal-Beloit Corporation's
                                                              Annual Report on Form 10-K dated
                                                              March 29, 1993

10.6        Disability Insurance Agreement          Filed as  Exhibit 10.6 to Regal-Beloit Corporation's
            between Regal-Beloit Corporation                  Annual Report on Form 10-K dated
            and Continental Casualty Company                  March 29, 1993

  13        Annual Report to Shareholders           Regal-Beloit Corporation's Annual
            for the year ended December 31,         Report on Form 10-K dated March 7, 1997.
            1996                                    (Filed herewith)

  21        Subsidiaries of Regal-Beloit            Regal-Beloit Corporation's Annual
            Corporation                             Report on Form 10-K dated March 7, 1997.
                                                    (Filed herewith)

  23       Consent of Independent Public            Regal-Beloit Corporation's Annual
           Accountants                              Report on Form 10-K dated March 7, 1997.
                                                    (Filed herewith)

  99       Annual Meeting Proxy Statement of
           Regal-Beloit Corporation dated
           March 17, 1997

EXHIBIT 21
SUBSIDIARIES OF REGAL-BELOIT CORPORATION

Regal-Beloit International Sales Corporation, a Delaware Corporation 200 State Street
Beloit, Wisconsin
Acquired - May, 1979

Regal-Beloit Corporation FSC, a Virgin Islands Corporation
200 State Street
Beloit, Wisconsin
Acquired - December, 1984

New York Twist Drill, Inc., a Delaware Corporation
30 Montauk Boulevard, Suite B
Oakdale, NY  11769
Acquired - March, 1988

Opperman Mastergear Limited
Hambridge Road
Newbury, Berkshire, United Kingdom (England)
Acquired - July, 1991

Mastergear GmbH
SiemensstraBe 16
Neu Anspach, Germany
Acquired - July, 1991

Hub City, Inc.
2914 Industrial Drive
Aberdeen, South Dakota
Acquired - April, 1992

Costruzioni Meccaniche Legnanesi S.r.L.
Via San Bernardino 129
Legnano, Italy
Acquired - December, 1994