Form 10-Q
period 1997-03-31
REGAL BELOIT CORP
filed 1997-05-14
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended             March 31, 1997
                 --------------------------------------------------------------

Commission File Number            1-7283
                      ---------------------------------------------------------

                         REGAL-BELOIT CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Wisconsin                            39-0875718
-------------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
  incorporation or organization)

            200 State Street, Beloit, Wisconsin   53511-6254
-------------------------------------------------------------------------------
                (Address of principal executive offices)

                             (608)  364-8800
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year,
                                                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                           ----   ----

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.


            20,805,626 Shares, Common Stock, $.01 Par Value
-------------------------------------------------------------------------------

                         REGAL-BELOIT CORPORATION

                                FORM 10-Q

                     FOR QUARTER ENDED MARCH 31, 1997




                                  INDEX


                                                                       Page No.
                                                                       --------


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                 Condensed Balance Sheet . . . . . . . . . . . . .            3
                 Statement of Income . . . . . . . . . . . . . . .            4
                 Condensed Statement of Cash Flows . . . . . . . .            5
                 Notes to Financial Statements . . . . . . . . . .        6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . .        7 - 8


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K. . . . . . . . . . . . . . . . .            9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .            9

                                    PART I

                            FINANCIAL INFORMATION
1. Financial Statements
   --------------------
                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET

                                    ASSETS

                                                    (In Thousands of Dollars)

                                                                  (From Audited
                                                   (Unaudited)     Statements)
                                                 --------------  --------------
                                                 March 31, 1997   Dec. 31, 1996
                                                 --------------  --------------
Current Assets:
   Cash and cash equivalents  . . . . . . . . .     $ 11,244        $ 38,402
   Receivables, less reserves of $1,070 in 1997
       and $1,190 in 1996 . . . . . . . . . . .       73,295          32,796
   Inventories. . . . . . . . . . . . . . . . .       84,594          45,908
   Other current assets . . . . . . . . . . . .       12,234           4,925
                                                    ---------       ---------
      Total Current Assets. . . . . . . . . . .      181,367         122,031
                                                    ---------       ---------

Property, Plant and Equipment at Cost . . . . .      180,220         142,740
  Less - accumulated depreciation . . . . . . .      (70,654)        (68,124)
                                                    ---------       ---------
      Net Property, Plant and Equipment . . . .      109,566          74,616

Goodwill. . . . . . . . . . . . . . . . . . . .      166,580           -----
Other Noncurrent Assets . . . . . . . . . . . .        8,562             349
                                                    ---------       ---------
      Total Assets. . . . . . . . . . . . . . .     $466,075        $196,996
                                                    =========       =========

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . .      $ 21,460        $  9,481
  Federal and state income taxes . . . . . . .        (2,426)            886
  Other current liabilities. . . . . . . . . .        31,871          19,051
                                                    ---------       ---------
        Total Current Liabilities. . . . . . .        50,905          29,418
                                                    ---------       ---------
Long-term Debt . . . . . . . . . . . . . . . .       244,025           2,168
Deferred Income Taxes. . . . . . . . . . . . .         5,308           5,387
Other Noncurrent Liabilities . . . . . . . . .           346           -----

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 20,803,126 issued in 1997 and
    20,644,843 issued in 1996. . . . . . . . .           208             206
  Additional paid-in capital . . . . . . . . .        38,678          37,695
  Retained earnings. . . . . . . . . . . . . .       126,662         121,453
  Cumulative Translation Adjustments . . . . .           (57)            669
                                                    ---------       ---------
    Total Shareholders' Investment . . . . . .       165,491         160,023
                                                    ---------       ---------
    Total Liabilities and Shareholders' Investment  $466,075        $196,996
                                                    =========       =========

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                             STATEMENT OF INCOME

                                                     (In Thousands of Dollars)

                                                            (Unaudited)
                                                    ---------------------------
                                                        Three Months Ended
                                                    ---------------------------
                                                             March 31,
                                                    ---------------------------
                                                        1997            1996
                                                    ----------       ----------

  Net Sales. . . . . . . . . . . . . . . . . .      $   70,570        $  75,119

  Cost of Sales. . . . . . . . . . . . . . . .          50,199           52,780
                                                    ----------       ----------

     Gross Profit. . . . . . . . . . . . . . .          20,371           22,339

  Operating Expenses . . . . . . . . . . . . .           8,309            8,203
                                                    ----------       ----------

     Income from Operations. . . . . . . . . .          12,062           14,136

  Interest Expense . . . . . . . . . . . . . .              53              100

  Interest Income. . . . . . . . . . . . . . .             363              100
                                                    ----------       ----------

     Income Before Taxes . . . . . . . . . . .          12,372           14,136

  Provision for Income Taxes . . . . . . . . .           4,666            5,331
                                                    ----------       ----------

     Net Income. . . . . . . . . . . . . . . .       $   7,706        $   8,805
                                                    ==========       ==========

  Per Share of Common Stock:

     Net Income  . . . . . . . . . . . . . . .          $.37             $.43
                                                    ==========       ==========

     Cash Dividends Declared . . . . . . . . .          $.12             $.12
                                                    ==========       ==========
  Weighted Average Number of
     Shares Outstanding. . . . . . . . . . . .      20,773,553       20,587,238
                                                    ==========       ==========

  See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS

                                                                     (In Thousands of Dollars)

                                                                           (Unaudited)
                                                                   ----------------------------
                                                                   Three Months Ended March 31,
                                                                   ____________________________
                                                                       1997            1996
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .   $   7,706        $   8,805
    Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . .       2,714            2,599
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . .        (308)          (1,197)
       Current liabilities, other than notes payable . . . . . .       1,886            3,079
                                                                   ----------       ----------
         Net cash provided from operating activities . . . . . .      11,998           13,286

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements       (1,971)         (2,072)
  Business Acquisition . . . . . . . . . . . . . . . . . . . . .     (277,433)          -----
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .          (50)           (527)
                                                                   -----------      ----------
     Net cash used in investing activities . . . . . . . . . . .     (279,454)         (2,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt. . . . . . . . . . . . . . . . . .      242,000           -----
  Repayment of long-term debt. . . . . . . . . . . . . . . . . .         (129)           (530)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . .       (2,477)         (2,055)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .          984             291
                                                                   -----------      ----------
     Net cash provided from (used in) financing activities . . .      240,378          (2,294)

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . .          (80)            (30)
                                                                   -----------      ----------

  Net (decrease) increase in cash and cash equivalents . . . . .      (27,158)          8,363
  Cash and cash equivalents at beginning of period . . . . . . .       38,402           7,458
                                                                   -----------      ----------
  Cash and cash equivalents at end of period . . . . . . . . . .   $   11,244       $  15,821
                                                                   ===========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . .   $       67      $      135
                                                                   ===========     ===========

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .   $       19      $      735
                                                                   ===========     ===========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 1997


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


2.   INVENTORIES

Cost for approximately 82% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method at March 31, 1997 and 67% at December 31, 1996. The approximate percentage distribution between major classes of inventories is as follows:

                                 3-31    12-31
                                 1997     1996
               Raw Material       13%     17%
               Work-in-Process    23%     19%
               Finished Goods     64%     64%

3.   ACQUISITION

The Condensed Balance Sheet incorporates the assets and liabilities of Marathon Electric Manufacturing Corporation, which was acquired by the Company on March 26, 1997. As a full purchase price allocation has not yet been performed, other than the write-up of Marathon Electric inventories, the Company has allocated all of the purchase price above the adjusted net asset value acquired to goodwill. Accordingly, the value ascribed to goodwill is an interim value that will likely decrease as valuation adjustments are determined during the second quarter of 1997. Marathon Electric operations did not have a material impact on the Statement of Income in the first quarter of 1997.


4.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Regal-Beloit Corporation will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For the first quarter of 1997 and 1996, net income per common share amounts computed under the new standard are not materially different from the net income per common share amounts reported under the previous standard.


5.   DISCLOSURES

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The March 26, 1997 acquisition of Marathon Electric Manufacturing Corporation did not have a material impact on operations in the first quarter of 1997. (See "Acquisition" following.)

Net sales for the quarter ended March 31, 1997 were $70,570,000 or 6.1% lower than net sales of $75,119,000 reported in the comparable first quarter of 1996, but 6.2% greater than net sales in the fourth quarter of 1996. Last year's first quarter was before the Company's customers began to reduce their inventory levels over the balance of 1996 as their markets slowed. In general, during the first quarter of 1997, the Company's traditional markets were improving.

Gross profit margins increased modestly from 28.6% in the fourth quarter of 1996 to 28.9% in the first quarter of 1997 driven by higher sales volumes. The comparable percentage a year ago was 29.7%.

Operating expenses of $8,309,000, or 11.8% of net sales, were up slightly from the first quarter of 1996 when operating expenses were $8,203,000, or 10.9% of net sales. Operating expenses in the recent fourth quarter of 1996 were 11.3% of net sales.

The resulting income from operations of 17.1% in the first quarter of 1997 was down from 18.8% in the same quarter in 1996 and 17.3% recorded in the fourth quarter of 1996.

Interest expense of $53,000 in the first quarter of 1997 was minimal based upon the Company's very low debt prior to the acquisition of Marathon Electric. Interest income of $363,000 in 1997's first quarter was due to the increased cash balances generated in 1996 and the first quarter of 1997.

Net income for the first quarter of 1997 was $7,706,000 or 12.4% lower than the net income of $8,805,000 reported in the first quarter of 1996. Compared to the recent fourth quarter of 1996, net income was up 4.3%.

ACQUISITION

On March 26, 1997, the Company acquired 100% of the stock of Marathon Electric Manufacturing Corporation, a private company, in a cash merger transaction for approximately $278,000,000. The acquisition of Marathon Electric had no material impact on the Company's first quarter 1997 Statement of Income.

Marathon Electric is a leading manufacturer of electric motors, generators, and related products. In 1996 its sales were $245,000,000 and its net income was $17,800,000.

The acquisition was financed with a combination of approximately $37,000,000 of existing cash and $242,000,000 of debt. The debt was provided by Bank of America and M&I Marshall & Ilsley Bank under a $280,000,000, 5-year, unsecured, revolving credit facility. The facility is in the process of syndication, with 6 to 9 other banks expected to participate. The interest rate the Company pays is based on LIBOR (London Interbank Offered Rate), plus a variable margin based on the Company's ratio of funded debt to EBITDA. As of March 31, 1997, the Company paid an annual interest rate of 6.2% under the facility.

Marathon Electric's assets and liabilities have been included in the March 31, 1997 Consolidated Balance Sheet. The difference between the value of the purchased net assets of Marathon Electric and the purchase price paid by the Company is reflected as goodwill on the balance sheet. With the exception of the write-up of Marathon Electric inventories to fair market value, no other purchase accounting adjustments have been reflected. Accordingly, the value ascribed to goodwill is an interim value that will likely decrease as valuation adjustments are determined during the second quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 1997 increased to $130,462,000 from $92,613,000 at December 31, 1996, due to the acquisition of Marathon Electric partly offset by the use of Company cash in the acquisition. (See "Acquisition" preceding.) The current ratio of the Company decreased to 3.6:1 from 4.1:1 for the same reasons.

At March 31, 1997, the Company had $244,025,000, of long-term debt, of which $242,000,000 was borrowed on March 26, 1997, to effect the Marathon Electric acquisition. The debt was borrowed under a $280,000,000, 5-year, unsecured, revolving credit facility. The Company had, at March 31, 1997, $38,000,000 of available borrowing capacity. The Company's funded debt to EBITDA ratio at the end of the first quarter was 2.45:1, and its capitalization ratio was 59.7%. The Company paid an annual interest rate of approximately 6.2% on its outstanding debt at March 31, 1997.

During the first three months of 1997, the Company generated $11,998,000 of cash flow from operations, and $7,550,000 of free cash flow (cash flow from operations less net additions to property, plant and equipment less dividends). The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company for the foreseeable future.

                                   PART II

                              OTHER INFORMATION


Item 6. Reports on Form 8-K
        -------------------

On April 10, 1997, the company filed a current report on Form 8-K pertaining to its March 26, 1997, acquisition of Marathon Electric Manufacturing Corporation. Related financial information will be filed as required no later than 60 days after April 10, 1997.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                               (Registrant)


                         KENNETH F. KAPLAN
                         _________________________
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)


DATE:   May 14, 1997