Form 10-Q
period 1997-06-30
REGAL BELOIT CORP
filed 1997-08-08
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended             June 30, 1997
                 ------------------------------------------------------------

Commission File Number           1-7283
                      -------------------------------------------------------

                          REGAL-BELOIT CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Wisconsin                            39-0875718
-----------------------------------------------------------------------------
(State or other jurisdiction of     (IRS Employer Identification Number)
  incorporation or organization)

                200 State Street, Beloit, Wisconsin   53511-6254
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (608)  364-8800
-----------------------------------------------------------------------------
           (Registrant s telephone number, including area code)


-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.


            20,813,726 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                             REGAL-BELOIT CORPORATION

                                   FORM 10-Q

                         For Quarter Ended June 30, 1997


                                     INDEX

                                                                       Page No.


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
             Condensed Balance Sheet . . . . . . . . . . .                3
             Statement of Income . . . . . . . . . . . . .                4
             Condensed Statement of Cash Flows . . . . . .                5
             Notes to Financial Statements . . . . . . . .                6

     Item 2 - Management s Discussion and Analysis of Financial
              Condition and Results of Operations. . . . .                7-9


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders. . .   10

     Item 6 - Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                                  PART I
                            FINANCIAL INFORMATION
1.    Financial Statements
      --------------------

                           REGAL-BELOIT CORPORATION
                           CONDENSED BALANCE SHEET
                                    ASSETS
                                                     (In Thousands of Dollars)
                                                                     (From Audited
                                                   (Unaudited)        Statements)
                                                  -------------      -------------
                                                  June 30, 1997      Dec. 31, 1996
                                                  -------------      -------------
Current Assets:
  Cash and cash equivalents  . . . . . . . . .         $6,725            $38,402
  Receivables, less reserves of $2,587 in 1997
      and $1,190 in 1996 . . . . . . . . . . .         73,524             32,796
  Inventories. . . . . . . . . . . . . . . . .         81,392             45,908
  Other current assets . . . . . . . . . . . .         15,471              4,925
                                                     ---------          ---------
     Total Current Assets. . . . . . . . . . .        177,112            122,031
                                                     ---------          ---------

Property, Plant and Equipment at Cost. . . . .        225,180            142,740
  Less - accumulated depreciation. . . . . . .        (74,457)           (68,124)
                                                     ---------          ---------
    Net Property, Plant and Equipment  . . . .        150,723             74,616

Goodwill . . . . . . . . . . . . . . . . . . .        152,993             ------
Other Noncurrent Assets. . . . . . . . . . . .         10,631                 349
                                                     ---------            --------
     Total Assets. . . . . . . . . . . . . . .       $491,459            $196,996
                                                     =========           =========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . .      $  19,095            $  9,481
  Federal and state income taxes . . . . . . .          3,168                 886
  Other current liabilities. . . . . . . . . .         41,580              19,051
                                                    ----------           ---------
        Total Current Liabilities. . . . . . .         63,843              29,418
                                                    ----------           ---------

Long-term Debt . . . . . . . . . . . . . . . .        227,865               2,168
Deferred Income Taxes. . . . . . . . . . . . .         25,452               5,387
Other Noncurrent Liabilities . . . . . . . . .            266               -----

Shareholders  Investment:
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 20,811,226 issued in 1997 and
     20,644,843 issued in 1996 . . . . . . . .            208                 206
  Additional paid-in capital . . . . . . . . .         38,754              37,695
  Retained earnings. . . . . . . . . . . . . .        134,972             121,453
  Cumulative Translation Adjustments . . . . .             99                 669
                                                    ----------           ---------
     Total Shareholders Investment . . . . . .        174,033             160,023
                                                    ----------           ---------
     Total Liabilities and Shareholders Investment   $491,459            $196,996

See accompanying notes.

                            REGAL-BELOIT CORPORATION

                              STATEMENT OF INCOME

                                              (In Thousands of Dollars)
                                                      (Unaudited)
                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                ------------------------      ------------------------
                                    1997         1996            1997          1996
                                ----------   -----------      ----------   -----------

Net Sales  . . . . . . . . . .  $  143,610   $    71,817      $  214,180   $   146,936

Cost of Sales  . . . . . . . .     102,202        49,964         152,401       102,744
                                ----------   -----------      ----------    ----------

  Gross Profit . . . . . . . .      41,408        21,853          61,779        44,192

Operating Expenses . . . . . .      19,545         8,082          27,854        16,285
                                ----------   -----------      ----------    ----------

  Income from Operations . . .      21,863        13,771          33,925        27,907

Interest Expense . . . . . . .       4,077            91           4,130           191

Interest Income  . . . . . . .         256           212             619           312
                                ----------   -----------      ----------    ----------

  Income Before Taxes. . . . .      18,042        13,892          30,414        28,028

Provision for Income Taxes . .       7,235         5,223          11,901        10,554
                                ----------   -----------      ----------    ----------

  Net Income  . . . . . . . .   $   10,807    $    8,669      $   18,513    $   17,474
                                ==========    ==========      ==========    ==========

Per Share of Common Stock:

  Net Income  . . . . . . . .         $.52          $.42            $.89          $.85
                                ==========    ==========      ==========    ===========

  Cash Dividends Declared . .         $.12          $.12            $.24          $.24
                                ==========    ==========      ==========    ===========

Weighted Average Number of
  Shares Outstanding  . . . .   20,807,058    20,614,059      20,790,398    20,600,649
                                ==========    ==========      ==========    ==========

  See accompanying notes.

                           REGAL-BELOIT CORPORATION
                      CONDENSED STATEMENT OF CASH FLOWS


                                                                       (In Thousands of Dollars)

                                                                             (Unaudited)
                                                                     ----------------------------
                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                        1997              1996
                                                                     -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   18,513      $    17,474
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . .      8,224            5,373
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . .     10,084            5,526
       Current liabilities, other than notes payable . . . . . . . .     (5,013)          (1,638)
                                                                     -----------     ------------
           Net cash provided from operating activities . . . . . . .     31,808           26,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . .     (6,352)          (5,450)
  Business acquisition . . . . . . . . . . . . . . . . . . . . . . .   (279,224)           -----
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        356             (294)
                                                                     -----------     ------------
     Net cash used in investing activities . . . . . . . . . . . . .   (285,220)          (5,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt. . . . . . . . . . . . . . . . . . . .    242,000            -----
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .    (16,287)           (1,190)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . .     (4,974)           (4,528)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,060               434
                                                                     -----------     -------------
     Net cash provided from (used in) financing activities . . . . .    221,799            (5,284)

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . .        (64)               (8)
                                                                     -----------     -------------

  Net (decrease) increase in cash and cash equivalents . . . . . . .     (31,677)          15,699
  Cash and cash equivalents at beginning of period . . . . . . . . .      38,402            7,458
                                                                     ------------    -------------
  Cash and cash equivalents at end of period . . . . . . . . . . . .   $   6,725       $   23,157
                                                                     ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,329       $      176
                                                                     ============    =============

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,402       $   10,940
                                                                     ============    =============

See accompanying notes.

REGAL-BELOIT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997


1.   BASIS OF PRESENTATION

The condensed financial statements include the accounts of Regal-Beloit Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company s latest Annual Report on Form 10-K.


2.   INVENTORIES

Cost for approximately 80% of the Company s inventory is determined using the last-in, first-out (LIFO) inventory valuation method at June 30, 1997 and 67% at December 31, 1996. The approximate percentage distribution between major classes of inventories is as follows:

                                 6-30    12-31
                                 1997     1996
               Raw Material       13%     17%
               Work-in Process    23%     19%
               Finished Goods     64%     64%


3.   ACQUISITION

The condensed financial statements incorporate Marathon Electric Manufacturing Corporation's results of operations for the second quarter of 1997 and their assets and liabilities. Marathon Electric, which was acquired on March 26, 1997, did not have a material impact on operations in the first quarter of 1997.


4.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Regal-Beloit Corporation will begin reporting within the Statement of Income net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For the second quarter and first six months of 1997 and 1996, net income per common share amounts computed under the new standard are:

                               Second Quarter       Six Months
                              ---------------     --------------
                              1997      1996      1997     1996
                              -----     -----     -----    -----
Basic earnings per share       $.52      $.42      $.89     $.85
Diluted earnings per share     $.51      $.41      $.88     $.84

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



Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of 1997 were $143,610,000, or 100.0% greater than net sales of $71,817,000 in 1996's second quarter. The net sales of the Company's Electrical Group, which was formed when Marathon Electric Manufacturing Corporation was acquired on March 26, 1997 (see "Acquisition" following), were $70,596,000, or 49% of total Company sales, in the second quarter of 1997, accounting for all but $1,197,000 of the Company's sales increase from 1996. On a pro-forma basis the Electrical Group's net sales were 7.9% higher than the second quarter of 1996. The Company's Mechanical Group (formerly the power transmission and cutting tool groups) net sales were $73,014,000 in 1997's second quarter, 1.7% higher than comparable 1996, and 3.5% higher than the first quarter of 1997.

Generally, business conditions in the markets served by the Mechanical Group improved in the second quarter of 1997, though a cool and wet spring resulted in lower demand in the high performance automotive aftermarket and the marine market. Business conditions in the Electrical Group were also generally favorable, with export sales strong, but some softness was experienced in heating, ventilating and air conditioning markets, due to the cool spring.

Net sales for the six months ended June 30, 1997, were $214,180,000, a 45.8% increase from comparable 1996 sales of $146,936,000. The increase was entirely due to Electrical Group sales as Mechanical Group net sales of $143,584,000 were 2.3% lower than the $146,936,000 in the first six months of 1996. The first quarter last year was before the Mechanical Group's distributor and original equipment manufacturer customers began reducing their inventories as their markets slowed. After reaching a 1996 low in the fourth quarter of last year, Mechanical Group sales increased sequentially in the first two quarters of 1997.

Net income in the second quarter of 1997 of $10,807,000, or $.52 per share, was $2,138,000 (24.7%) higher than the $8,669,000, or $.42 per share, earned in the second quarter of 1996. The contribution of the Company's new Electrical Group accounted for the improvement. Six months 1997 net income of $18,513,000, or $.89 per share, compared to $17,474,000, or $.85 per share, in the first half of 1996.

The margins of the Company were, as expected, significantly reduced following the acquisition of Marathon Electric, whose margins, though in line with their peers, were below those of Regal-Beloit. The following table compares the second quarter and six month margins of 1997 to 1996:

                                      Three Months Ended    Six Months Ended
  (As a percent of Net Sales)              June 30,             June 30,
                                        1997      1996       1997      1996
  Net Sales                            100.0%    100.0%     100.0%    100.0%
  Gross Profit                          28.8      30.4       28.8      30.1
  Income From Operations                15.2      19.2       15.8      19.0
  Pre-tax Income                        12.6      19.3       14.2      19.1
  Net Income                             7.5      12.1        8.6      11.9

While the impact of the lower Electrical Group margins decreased overall margins, the operating income margins of both the Electrical Group and Mechanical Group increased modestly in the second quarter of 1997 from the first quarter of 1997 (Electrical Group on a pro-forma basis). Interest expense of $4,077,000 in the second quarter of 1997 represented 2.8% of sales, which accounted for the larger margin decline at the pre-tax income level. In the first quarter of 1997, Company interest expense was negligible. The operating expenses of the Company in the second quarter of 1997 included three months amortization of goodwill, acquisition costs, and deferred financing fees.

ACQUISITION
-----------

On March 26, 1997, the Company acquired 100% of the stock of Marathon Electric Manufacturing Corporation, a private company, in a cash merger transaction for approximately $278,000,000. The acquisition of Marathon Electric had no material impact on the Company s first quarter 1997 Statement of Income.

Marathon Electric, which now comprises the Company's Electrical Group, is a leading manufacturer of electric motors and generators and related products. In 1996 its sales were $245,000,000 and its net income was $17,800,000.

The acquisition was financed with a combination of approximately $37,000,000 of existing cash and $242,000,000 of debt. The debt was provided by Bank of America and M&I Marshall & Ilsley Bank under a $280,000,000, 5-year, unsecured, revolving credit facility. The loan agreement was amended to include seven other banks on May 30, 1997. The interest rate the Company pays is based on LIBOR (London Interbank Offered Rate), plus a variable margin based on the Company's ratio of funded debt to EBITDA. Since March 26, 1997, the Company has paid an annual interest rate of 6.2% under the facility.

In the month of June 1997, the assets and liabilities of Marathon Electric were revalued in accordance with the purchase accounting requirements of generally accepted accounting principles. The net asset value of Marathon Electric increased approximately $27,000,000, the final value of goodwill being $153,963,000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 1997 increased to $113,269,000 from $92,613,000 at December 31, 1996, due primarily to the acquisition of Marathon Electric partly offset by the use of Company cash in the acquisition. (See "Acquisition" preceding.) The current ratio of the Company decreased to 2.8:1 from 4.1:1 for the same reason.

At June 30, 1997, the Company had $227,865,000 of long-term debt, a $16,160,000 (6.6%) reduction from $244,025,000 outstanding at March 31, 1997. Of the total debt at June 30, 1997, $226,000,000 was borrowed under the Company's $280,000,000 revolving credit facility. At June 30, 1997, the Company had $54,000,000 of available borrowing capacity under the revolving credit facility. The Company's funded debt to EBITDA ratio at June 30, 1997 was 2.26:1, down from 2.45:1 at March 31, 1997, and its capitalization ratio was 56.8% as compared to 59.7% a quarter earlier. The Company paid an annual interest rate of approximately 6.2% on its outstanding debt at June 30, 1997.

The Company generated $19,810,000 of cash flow from operations in the second quarter of 1997 and $31,808,000 for the first six months of the year. Free cash flow (cash flow from operations less net additions to property, plant and equipment less dividends) was $12,932,000 and $20,482,000 for 1997's second quarter and first six months, respectively. Net capital expenditures during the second quarter were $4,381,000 and are $6,352,000 year-to-date. Outstanding commitments for capital items at June 30, 1997 totaled approximately $3,150,000. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company for the foreseeable future.

CAUTIONARY STATEMENT
--------------------

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical facts, the statements contained in Item 2. of this form 10-Q are forward looking statements. Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates,
3) availability of or material increases in the costs of select raw materials, and 4) actions taken by competitors with regard to such matters as product
offerings, pricing, and delivery.   Investors are directed to the Company's
documents, such as its Annual Report on Form 10-K, Form 10-Q's, and Annual Report, filed with the Securities and Exchange Commission.

                                   PART II

                              OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The Annual Meeting of stockholders of Regal-Beloit Corporation was held on April 24, 1997.

(b)  The terms of Directors John M. Eldred, John A. McKay, G. Frederick
     Kasten, Jr., J. Reed Coleman, Frank E. Bauchiero and Stephen N. Graff were continued.

(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

     (1)  Elect three Class A Directors for a term of three years.

                                 For         Withheld
                              ----------     --------
          James L. Packard    18,780,073      25,006
          Henry W. Knueppel   18,780,007      25,072
          William W. Keefer   18,776,269      28,810


     (2) Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 1997.

                                 For          Against      Abstain
                              ----------      -------      -------
                              18,764,259      22,312       18,508

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits
     --------

     The following exhibits are filed pursuant to Item 601 of Regulation S-K:

     Exhibit
     Number                Description
     -------               -----------

      2.3                  Amended and Restated Credit Agreement Dated as of
                           May 30, 1997 among Registrant, Bank of America
                           Illinois, as Documentation Agent, M&I Marshall &
                           Ilsley Bank, as Administrative Agent and Letter of
                           Credit Issuing Bank, Firstar Bank Milwaukee, N.A.,
                           Harris Trust and Savings Bank and The Northern Trust
                           Company, as Co-Agents, and The Other Financial
                           Institutions Party Hereto Arranged by Bancamerica
                           Securities, Inc. as Syndication Agent; Disclosure
                           Schedules and Attached Exhibits; and Promissory Note

(b)  Reports on Form 8-K
     -------------------

     On April 10, 1997, the Company filed a current report on Form 8-K and on June 9, 1997, the Company filed Amendment No. 1 on Form 8-K/A, both pertaining to its March 26, 1997, acquisition of Marathon Electric Manufacturing Corporation. The June 9, 1997 amendment provided required Marathon Electric historical financial statements and pro-forma financial statements as if the acquisition had taken place on January 1, 1996.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REGAL-BELOIT CORPORATION
                                     (Registrant)


                              Kenneth F. Kaplan
                              _________________________
                              Kenneth F. Kaplan
                              Vice President - Chief Financial Officer
                              and Secretary
                              (Principal Accounting and Financial Officer)
DATE:   August 8, 1997

                           AMENDED AND RESTATED
                             CREDIT AGREEMENT

                         Dated as of May 30, 1997

                                  among

                         REGAL-BELOIT CORPORATION,

                         BANK OF AMERICA ILLINOIS,

                          as Documentation Agent,

                        M&I MARSHALL & ILSLEY BANK,

                          as Administrative Agent

                                    and

                       Letter of Credit Issuing Bank,

                       FIRSTAR BANK MILWAUKEE, N.A.,

                       HARRIS TRUST AND SAVINGS BANK

                                   and

                        THE NORTHERN TRUST COMPANY,

                               as Co-Agents,

                                   and

               THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO

                                Arranged by

                         BANCAMERICA SECURITIES, INC.

                            as Syndication Agent

                             TABLE OF CONTENTS

Section

                                 ARTICLE I
                                DEFINITIONS

 1.01 Certain Defined Terms
 1.02 Other Interpretive Provisions
 1.03 Accounting Principles
 1.04 Restatement of Original Credit Agreement

                                ARTICLE II
                                THE CREDIT

 2.01 Amounts and Terms of Commitments
 2.02 Loan Accounts
 2.03 Procedure for Borrowing
 2.04 Conversion and Continuation Elections
 2.05 Voluntary Termination or Reduction of Commitments
 2.06 Optional Prepayments
 2.07 Mandatory Prepayments of Loans; Mandatory Commitment Reductions
 2.08 Repayment
 2.09 Interest
 2.10 Fees
      (a) Syndication, Agency Fees
      (b) Commitment Fees
 2.11 Computation of Fees and Interest
 2.12 Payments by the Company
 2.13 Payments by the Banks to the Agent
 2.14 Sharing of Payments, Etc.

                                 ARTICLE III
                            THE LETTERS OF CREDIT

 3.01 The Letter of Credit Subfacility
 3.02 Issuance, Amendment and Renewal of Letters of Credit
 3.03 Existing M&I Letters of Credit; Risk Participations, Drawings and Reimbursements
 3.04 Repayment of Participations

 3.05 Role of the Issuing Bank
 3.06 Obligations Absolute
 3.07 Cash Collateral Pledge
 3.08 Letter of Credit Fees
 3.09 Uniform Customs and Practice

                                  ARTICLE IV
                    TAXES, YIELD PROTECTION AND ILLEGALITY

 4.01 Taxes
 4.02 Illegality
 4.03 Increased Costs and Reduction of Return
 4.04 Funding Losses
 4.05 Inability to Determine Rates
 4.06 Reserves on Offshore Rate Loans
 4.07 Certificates of Banks
 4.08 Substitution of Banks
 4.09 Survival

                                  ARTICLE V
                            CONDITIONS PRECEDENT

 5.01 Conditions of Initial Credit Extensions
      (a) Credit Agreement and Notes
      (b) Subsidiary Guaranties
      (c) Resolutions; Incumbency
      (d) Organization Documents; Good Standing
      (e) Legal Opinion
      (f) Payment of Fees
      (g) Certificate
      (h) Closing Conditions Related to MEMC Acquisition
      (i) Other Documents
 5.02 Conditions to All Credit Extensions
      (a) Notice, Application
      (b) Continuation of Representations and Warranties
      (c) No Existing Default

                                 ARTICLE IV
                       REPRESENTATIONS AND WARRANTIES

 6.01 Corporate Existence and Power
 6.02 Corporate Authorization; No Contravention

 6.03 Governmental Authorization
 6.04 Binding Effect
 6.05 Litigation
 6.06 No Default
 6.07 ERISA Compliance
 6.08 Use of Proceeds; Margin Regulations
 6.09 Title to Properties
 6.10 Taxes
 6.11 Financial Condition
 6.12 Environmental Matters
 6.13 Regulated Entities
 6.14 No Burdensome Restrictions
 6.15 Copyrights, Patents, Trademarks and Licenses, etc.
 6.16 Subsidiaries
 6.17 Insurance
 6.18 Swap Obligations
 6.19 Full Disclosure

                                 ARTICLE VII
                            AFFIRMATIVE COVENANTS

 7.01 Financial Statements
 7.02 Certificates; Other Information
 7.03 Notices
 7.04 Preservation of Corporate Existence, Etc.
 7.05 Maintenance of Property
 7.06 Insurance
 7.07 Payment of Obligations
 7.08 Compliance with Laws
 7.09 Compliance with ERISA
 7.10 Inspection of Property and Books and Records
 7.11 Environmental Laws
 7.12 Use of Proceeds
 7.13 Limitations on Non-Material Subsidiaries

                                ARTICLE VIII
                             NEGATIVE COVENANTS

 8.01 Limitation on Liens
 8.02 Disposition of Assets
 8.03 Consolidations and Mergers
 8.04 Loans and Investments

 8.05 Limitation on Indebtedness
 8.06 Transactions with Affiliates
 8.07 Use of Proceeds
 8.08 Contingent Obligations
 8.09 Joint Ventures
 8.10 Lease Obligations
 8.11 ERISA
 8.12 Change in Business
 8.13 Accounting Changes
 8.14 Minimum Net Worth
 8.15 Maximum Leverage Ratio
 8.16 Minimum Interest Coverage Ratio
 8.17 No Restrictions on Dividends

                                 ARTICLE IX
                              EVENTS OF DEFAULT

 9.01 Event of Default
      (a) Non-Payment
      (b) Representation or Warranty
      (c) Specific Defaults
      (d) Other Defaults
      (e) Cross-Acceleration
      (f) Insolvency; Voluntary Proceedings
      (g) Involuntary Proceedings
      (h) ERISA
      (i) Monetary Judgments
      (j) Non-Monetary Judgments
      (k) Change of Control
      (l) Adverse Change
      (m) Subsidiary Guarantor Defaults
 9.02 Remedies
 9.03 Rights Not Exclusive
 9.04 Certain Financial Covenant Defaults

                                ARTICLE X
                                THE AGENT

10.01 Appointment and Authorization
10.02 Delegation of Duties
10.03 Liability of Administrative Agent, Documentation Agent and
       Syndication Agent
10.04 Reliance by Administrative Agent
10.05 Notice of Default
10.06 Credit Decision
10.07 Indemnification of Agent
10.08 Administrative Agent in Individual Capacity
10.09 Successor Administrative Agent
10.10 Withholding Tax
10.11 Documentation Agent; Co-Agents; Syndication Agent

                                 ARTICLE XI
                                MISCELLANEOUS

11.01 Amendments and Waivers
11.02 Notices
11.03 No Waiver; Cumulative Remedies
11.04 Costs and Expenses
11.05 Company Indemnification
11.06 Payments Set Aside
11.07 Successors and Assigns
11.08 Assignments, Participations, Etc.
11.09 Confidentiality
11.10 Set-off
11.11 Automatic Debits of Fees
11.12 Notification of Addresses, Lending Offices, Etc.
11.13 Counterparts
11.14 Severability
11.15 No Third Parties Benefited
11.16 Governing Law and Jurisdiction
11.17 Waiver of Jury Trial
11.18 Entire Agreement

Schedule 2.01   Commitments

Form of Promissory Note

                          AMENDED AND RESTATED
                          --------------------
                            CREDIT AGREEMENT
                            ----------------


     This AMENDED AND RESTATED CREDIT AGREEMENT is entered into as of
May 30, 1997, among Regal-Beloit Corporation, a Wisconsin corporation
(the "Company"), the several financial institutions from time to time party to
      -------
this Agreement (collectively, the "Banks"; individually, a "Bank"), Bank of
                                   -----                    ----
America Illinois, as documentation agent, Firstar Bank Milwaukee, N.A.,
Harris Trust and Savings Bank and The Northern Trust Company, as co-agents for the Banks, and M&I Marshall & Ilsley Bank, as letter of credit issuing bank and as administrative agent for the Banks.

     WHEREAS, the parties have agreed to amend and restate the Original Credit Agreement (as defined below) and pursuant to this Amended and Restated Credit Agreement the Banks have agreed to make available to the Company a revolving credit facility with letter of credit subfacility upon the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree to amend and restate the Original Credit Agreement in its entirety as follows:


                                  ARTICLE I

                                 DEFINITIONS

     1.01 Certain Defined Terms. The following terms have the following meanings:

          "Acquisition" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interests, membership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Company or the Subsidiary is the surviving entity.

          "Administrative Agent" means M&I in its capacity as administrative agent for the Banks hereunder, and any successor administrative agent arising under Section 10.09.

          "Administrative Agent's Payment Office" means the address for payments set forth on Schedule 11.02 or such other address as the Administrative Agent may from time to time specify.

          "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, membership interests, by contract, or otherwise.

          "Agent-Related Persons" means M&I, any successor administrative agent arising under Section 10.09, any successor letter of credit issuing bank hereunder and BAI as Documentation Agent, together with their respective Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

          "Agreement" means this Amended and Restated Credit Agreement or the Original Credit Agreement, as the context may require.

          "Applicable Margin" means

               (i)    with respect to Base Rate Loans, 0.00%; and

               (ii) with respect to Offshore Rate Loans, means the applicable margin as determined pursuant to the matrix set forth below, provided that the initial Applicable Margin shall be the percentage corresponding to a proforma Leverage Ratio calculated using the initial Revolving Loans made on the Closing Date plus other Funded Debt of the Company as shown on the proforma balance sheet provided by the Company as described in Section 6.11(c) and using proforma EBITDA, on a combined basis for the Company and MEMC, for the four quarters ending December 31, 1996;

          provided, however, that with respect to Offshore Rate Loans the Applicable Margin shall be subject to adjustment on each Margin Adjustment Date as follows:

                                                 Offshore Loan
               Leverage Ratio                    Applicable Margin
               --------------                    -----------------
          Less than 1.50:1.0                         0.275%

          Greater than or equal to 1.50:1.0 and
          less than 2.0:1.0                          0.375%

          Greater than or equal to 2.0:1.0 and
          less than 2.50:1.0                         0.500%

          Greater than or equal to 2.50:1.0 and
          less than 3.0:1.0                          0.625%

          Greater than or equal to 3.0:1.0           0.875%

          Where,

                      "Margin Adjustment Date" means the first Business Day
                following receipt by the Administrative Agent of the quarterly financial statements specified in Section 7.01(b); provided, however, that at such time as Company evidences its ability (to the satisfaction of the Administrative Agent and the Majority Banks) to calculate the Leverage Ratio on a monthly basis, then during the remaining term of this Agreement the Margin Adjustment Date shall be the first Business Day following receipt by the Administrative Agent of a compliance certificate in form and substance acceptable to the Administrative Agent and the Majority Banks containing the calculations of the Leverage Ratio as of the last day of the preceding month.

                "Assignee" has the meaning specified in subsection 11.08(a).

                "Attorney Costs" means and includes all reasonable fees and disbursements of any law firm or other external counsel, the allocated reasonable cost of internal legal services and all reasonable disbursements of internal counsel.

                 "Bank" has the meaning specified in the introductory clause hereto. References to the "Banks" shall include M&I, including in its capacity as Issuing Bank; for purposes of clarification only, to the extent that M&I may have any rights or obligations in addition to those of the Banks due to its status as Issuing Bank, its status as such will be specifically referenced.

                 "Bankruptcy Code" means the Federal Bankruptcy Reform Act of 1978 (11 U.S.C. Sec. 101, et seq.).
                                   -------

                 "Base Rate" means, for any day, the higher of: (a) 0.50% per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its "prime rate." (The
          "prime rate" is a rate set by the Administrative Agent based upon various factors including the Administrative Agent's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.)

                 Any change in the prime rate announced by the Administrative Agent shall take effect at the opening of business on the day specified in the public announcement of such change.

                 "Base Rate Loan" means a Revolving Loan, or an L/C Advance, that bears interest based on the Base Rate.

                 "Borrowing" means a borrowing hereunder consisting of Revolving Loans of the same Type made to the Company on the same day by the Banks under Article II, and, other than in the case of Base Rate Loans, having the same Interest Period.

                 "BAI" means Bank of America Illinois, an Illinois banking corporation, and its successors and assigns.

                 "Borrowing Date" means any date on which a Borrowing occurs under Section 2.03.

                 "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City, Chicago, Illinois or Milwaukee, Wisconsin are authorized or required by law to close and, if the applicable Business Day relates to any Offshore Rate Loan, means such a day on which dealings are carried on in the applicable offshore dollar interbank market.

                 "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

                 "Cash Collateralize" means to pledge and deposit with or deliver to the Administrative Agent, for the benefit of the Administrative Agent, the Issuing Bank and the Banks, as collateral for the L/C Obligations, cash or deposit account balances pursuant to documentation in form and substance satisfactory to the Administrative Agent and the Issuing Bank (which documents are hereby consented to by the Banks). Derivatives of such term shall have corresponding meaning. The Company hereby grants the Administrative Agent, for the benefit of the Administrative Agent, the Issuing Bank and the Banks, a security interest in all such cash and deposit account balances. Cash collateral shall be maintained in blocked, interest bearing deposit accounts at the Administrative Agent.

                 "Change of Control" means (a) any Person or group of Persons acquiring beneficial ownership of 20% or more of the outstanding shares of the common stock of the Company or (b) during any 12-month period, the individuals who at the beginning of such period constituted the Company s Board of Director s cease, for any reason, to constitute a majority of the Company s Board of Directors.

                "Closing Date" means the date on which all conditions precedent set forth in Section 5.01 of the Original Credit Agreement were satisfied (or, in the case of subsection 5.01(e), waived by the Person entitled to receive such payment).

                "Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.

                "Commitment", as to each Bank, has the meaning specified in
          Section 2.01.

                "Commitment Fee Percentage" means an amount per annum as determined pursuant to the matrix set forth below, provided that the initial Commitment Fee Percentage shall be the percentage corresponding to a proforma Leverage Ratio calculated using the initial Revolving Loans made on the Closing Date plus other Funded Debt of the Company as shown on the proforma balance sheet provided by the Company as described in Section 6.11(c) and using proforma EBITDA, on a combined basis for the Company and MEMC, for the four quarters ending December 31, 1996; provided, however, that the Commitment Fee Percentage shall be subject to adjustment on each Commitment Fee Adjustment Date as follows:

                                                 Commitment
               Leverage Ratio                   Fee Percentage
               --------------                   --------------

          Less than 1.50:1.0                         0.125%

          Greater than or equal to 1.50:1.0 and
          less than 2.0:1.0                          0.150%

          Greater than or equal to 2.0:1.0 and
          less than 2.50:1.0                         0.175%

          Greater than or equal to 2.50:1.0 and
          less than 3.0:1.0                          0.200%

          Greater than or equal to 3.0:1.0           0.250%

          Where,

               "Commitment Fee Adjustment Date" means the first Business Day following receipt by the Administrative Agent of the quarterly financial statements specified in Section 7.01(b); provided, however, that at such time as Company evidences its ability (to the satisfaction of the Administrative Agent and the Majority Banks) to calculate the Leverage Ratio on a monthly basis, then during the remaining term of this Agreement the Commitment Fee Adjustment Date shall be the first Business Day following receipt by the Administrative Agent of a compliance certificate in form and substance acceptable to the Administrative Agent and the Majority Banks containing the calculations of the Leverage Ratio as of the last day of the preceding month.

               "Compliance Certificate" means a certificate substantially in the form of Exhibit C.
                      ---------

               "Contingent Obligation" means, as to any Person, any direct or indirect liability of that Person, whether or not contingent, with or without recourse, (a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person (i) to purchase, repurchase or otherwise acquire such primary obligations or any security therefor,
          (ii) to advance or provide funds for the payment or discharge of any such primary obligation, or to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof (each, a "Guaranty Obligation");
                                                    -------- ----------
          (b) with respect to any Surety Instrument (other than any Letter of Credit) issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments;
          (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered, or (d) in respect of any Swap Contract. The amount of any Contingent Obligation shall, in the case of Guaranty Obligations, be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, and in the case of other Contingent Obligations other than in respect of Swap Contracts, shall be equal to the maximum reasonably anticipated liability in respect thereof and, in the case of Contingent Obligations in respect of Swap Contracts, shall be equal to the Swap Termination Value.

               "Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.

               "Conversion/Continuation Date" means any date on which, under
          Section 2.04, the Company (a) converts Loans of one Type to another Type, or (b) continues as Loans of the same Type, but with a new Interest Period, Loans having Interest Periods expiring on such date.

               "Credit Extension" means and includes (a) the making of any Revolving Loans hereunder, and (b) the Issuance of any Letters of Credit hereunder (including the Existing M&I Letters of Credit).

               "Date of Determination" means the last day of each fiscal quarter or month, as the case may be, immediately preceding a Margin Adjustment Date or a Commitment Fee Adjustment Date.

               "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

               "Documentation Agent means Bank of America Illinois, an Illinois banking corporation.

               "Dollars", "dollars" and "$" each mean lawful money of the United States.

               "EBIT" means, as to any Person and for any period as to which such amount is being determined, the sum of the amounts (on a consolidated basis) for such period of (i) net income (excluding extraordinary gains and extraordinary losses), (ii) interest expense and (iii) provisions for taxes based on income; provided, however, that for purposes of calculating EBIT for the Company's first four fiscal quarters following the Closing Date, In-Process R&D Expense, in an amount equal to the lesser of (i) the actual In-Process R&D Expense charged by the Company or (ii) $25,000,000, shall be added back to EBIT.

               "EBITDA means , as to any Person and for any period as to which such amount is being determined, the sum of the amounts (on a consolidated basis) for such period of (a) EBIT, (b) depreciation expense and (c) amortization expense.

               "Effective Date" means the date on which this Agreement supercedes the Original Credit Agreement as set forth in Section 1.04.

               "Effective Amount" means (a) with respect to any Revolving Loans on any date, the aggregate outstanding principal amount thereof after giving effect to any Borrowings and prepayments or repayments of Revolving Loans occurring on such date; and (b) with respect to any outstanding L/C Obligations on any date, the amount of such L/C Obligations on such date after giving effect to any Issuances of Letters of Credit occurring on such date and any other changes in the aggregate amount of the L/C Obligations as of such date, including as a result of any reimbursements of outstanding unpaid drawings under any Letters of Credit or any reductions in the maximum amount available for drawing under Letters of Credit taking effect on such date.

               "Eligible Assignee" means (a) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $100,000,000; (b) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000, provided that such bank is acting through a branch or agency located in the United States; (c) a Person that is primarily engaged in the business of commercial banking and that is (i) a Subsidiary of a Bank, (ii) a Subsidiary of a Person of which a Bank is a Subsidiary, or (iii) a Person of which a Bank is a Subsidiary; and (d) any Bank party to this Agreement on the Closing Date or any Affiliate thereof; provided, however, that if an Event of Default exists, then "Eligible Assignee" also includes (x) a pension fund or
                        -------- --------
          other institutional lender or investor; and (y) a corporation (other than a financial institution) organized under the laws of the State of the United States of America and having total assets in excess of $100,000,000.

               "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for any material release, as such term is defined in the Comprehensive Environmental Response, Compensation and Liability Act.

               "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters.

               "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and regulations promulgated thereunder.

               "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Company within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and
          (o) of the Code for purposes of provisions relating to Section 412 of the Code).

               "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan (other than a Mulitemployer Plan); (b) a withdrawal by the Company or any ERISA Affiliate from a Pension Plan subject to
          Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under
          Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan (other than a Multiemployer Plan); (e) an event or condition which might reasonably be expected to constitute grounds under
          Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan (other than a Multiemployer
          Plan); or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Company or any ERISA Affiliate.

               "Eurodollar Reserve Percentage" has the meaning specified in the definition of "Offshore Rate".

               "Event of Default" means any of the events or circumstances specified in Section 9.01.

               "Exchange Act" means the Securities Exchange Act of 1934, and regulations promulgated thereunder.

               "Existing M&I Letters of Credit" means the letters of credit described in Schedule 3.03.
                       -------------

               "FDIC" means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

               "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Administrative Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Administrative Agent.

               "Fee Letter" has the meaning specified in subsection 2.10(a).

               "FRB" means the Board of Governors of the Federal Reserve System, and any Governmental Authority succeeding to any of its principal functions.

               "Funded Debt" means, for any Person and for any period for which such amount is being determined, the sum (without duplication) of the amounts for such period of (a) Indebtedness (other than that described in clause (h) of the definition of Indebtedness and other than that described in the second paragraph of the definition of Indebtedness except to the extent a demand for payment of any such Indebtedness has been made of the Company), (b) the aggregate drawn amount of all outstanding Letters of Credit, (c) the aggregate amount of payments which such Person is obligated to pay with respect to its preferred stock and (d) the aggregate amount of obligations with respect to capital leases.

               "Further Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges (including, without limitation, net income taxes and franchise taxes), and all liabilities with respect thereto, imposed by any jurisdiction on account of amounts payable or paid pursuant to Section 4.01.

               "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the Date of Determination.

               "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

               "Guaranty Obligation" has the meaning specified in the definition of "Contingent Obligation."

               "Honor Date" has the meaning specified in subsection 3.03(c).

               "Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all obligations with respect to capital leases; (g) all indebtedness referred to in clauses (a) through (f) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (h) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through
          (g) above.

          For all purposes of this Agreement, the Indebtedness of any Person shall include all recourse Indebtedness of any partnership or joint venture or limited liability company in which such Person is a general partner or a joint venturer or a member.

               "Indemnified Liabilities" has the meaning specified in Section 11.05.

               "Indemnified Person" has the meaning specified in Section 11.05.

               "Independent Auditor" has the meaning specified in subsection 7.01(a).

               "Insolvency Proceeding" means, with respect to any Person,
          (a) any case, action or proceeding with respect to such Person before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of creditors, composition, marshalling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.

               "Interest Payment Date" means, as to any Loan other than a Base Rate Loan, the last day of each Interest Period applicable to such Loan and, as to any Base Rate Loan, the last Business Day of each calendar quarter and each date such Loan is converted into another Type of Loan, provided, however, that if any Interest Period for an
                        --------  ------
          Offshore Rate Loan exceeds three months, the date that falls three months after the beginning of such Interest Period and after each Interest Payment Date thereafter is also an Interest Payment Date.

              "Interest Period" means, as to any Offshore Rate Loan, the period commencing on the Borrowing Date of such Loan or on the Conversion/ Continuation Date on which the Loan is converted into or continued as an Offshore Rate Loan, and ending on the date one, two, three or six months thereafter (and any other period that is 12 months or less and is consented to by all the Banks in the given instance) as selected by the Company in its Notice of Borrowing or Notice of Conversion/ Continuation;

          provided that:
          --------

                    (i) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless, in the case of an Offshore Rate Loan, the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

                    (ii) any Interest Period pertaining to an Offshore Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

                   (iii) no Interest Period for any Loan shall extend beyond the Revolving Termination Date.

               "IRS" means the Internal Revenue Service, and any Governmental Authority succeeding to any of its principal functions under the Code.

               "Issuance Date" has the meaning specified in subsection 3.01(a).

               "Issue" means, with respect to any Letter of Credit, to incorporate the Existing M&I Letters of Credit into this Agreement, or to issue or to extend the expiry of, or to renew or increase the amount of, such Letter of Credit; and the terms "Issued," "Issuing"
                                                           ------    -------
          and "Issuance" have corresponding meanings.
               --------

               "Issuing Bank" means M&I in its capacity as issuer of one or more Letters of Credit hereunder, together with any replacement letter of credit issuer arising under subsection 10.01(b) or Section 10.09.

               "Joint Venture" means a single-purpose corporation, partnership, limited liability company, joint venture or other legal arrangement (whether created by contract or conducted through a separate legal entity) now or hereafter formed by the Company or any of its Subsidiaries with another Person in order to conduct a common venture or enterprise with such Person.

               "L/C Advance" means each Bank's participation in any L/C Borrowing in accordance with its Pro Rata Share.

               "L/C Amendment Application" means an application form for amendment of outstanding standby letters of credit as shall at any time be in use at the Issuing Bank, as the Issuing Bank shall request.

               "L/C Application" means an application form for issuances of standby letters of credit as shall at any time be in use at the Issuing Bank, as the Issuing Bank shall request.

               "L/C Borrowing" means an extension of credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made nor converted into a Borrowing of Revolving Loans under subsection 3.03(c).

               "L/C Commitment" means the commitment of the Issuing Bank to Issue, and the commitment of the Banks severally to participate in, Letters of Credit (including the Existing M&I Letters of Credit) from time to time Issued or outstanding under Article III, in an aggregate amount not to exceed on any date the amount of $10,000,000, as the same shall be reduced as a result of a reduction in the L/C Commitment pursuant to Section 2.06; provided that the
                                                           --------
          L/C Commitment is a part of the combined Commitments, rather than a separate, independent commitment.

               "L/C Obligations" means at any time the sum of (a) the aggregate undrawn amount of all Letters of Credit then outstanding, plus
          (b) the amount of all unreimbursed drawings under all Letters of Credit, including all outstanding L/C Borrowings.

               "L/C-Related Documents" means the Letters of Credit, the L/C Applications, the L/C Amendment Applications and any other document relating to any Letter of Credit, including any of the Issuing Bank's standard form documents for letter of credit issuances.

               "Lending Office" means, as to any Bank, the office or offices of such Bank specified as its "Lending Office" or "Domestic Lending Office" or "Offshore Lending Office", as the case may be, on
          Schedule 11.02, or such other office or offices as such Bank may
          --------------
          from time to time notify the Company and the Administrative Agent.

               "Leverage Ratio" means the relationship, expressed as a numerical ratio, of (a) Funded Debt of the Company as of the Date of Determination to (b) EBITDA of the Company for the 12-month period preceding the Date of Determination.

               "Letters of Credit" means the Existing M&I Letters of Credit and any standby letters of credit Issued by the Issuing Bank pursuant to
          Article III.

               "Lien" means any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preferential arrangement of any kind or nature whatsoever in respect of any property (including those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a capital lease, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the Uniform Commercial

          Code or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an operating lease.

               "Loan" means an extension of credit by a Bank to the Company under Article II or Article III in the form of a Revolving Loan or L/C Advance.

               "Loan Documents" means this Agreement, any Notes, the Subsidiary Guaranties, the Fee Letters, the L/C-Related Documents, and all other documents delivered to the Administrative Agent, the Documentation Agent or any Bank in connection herewith.

               "M&I" means M&I Marshall & Ilsley Bank, a Wisconsin banking corporation.

               "Majority Banks" means at any time Banks then holding in excess of 50% of the then aggregate unpaid principal amount of the Loans, or, if no such principal amount is then outstanding, Banks then having in excess of 50% of the Commitments.

               "Margin Adjustment Date" has the meaning specified in the definition of "Applicable Margin".

               "Margin Stock" means "margin stock" as such term is defined in Regulation G, T, U or X of the FRB.

               "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) of the Company or the Company and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Company or any Subsidiary Guarantor to perform under any Loan Document and to avoid any Event of Default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Company or any Subsidiary Guarantor of any Loan Document.

               "Material Subsidiary" means, at any time, (a) any Subsidiary having at such time either (i) total revenues for the preceding four fiscal quarter period in excess of 10% of the total revenues of the Company and all its Subsidiaries during such period or (ii) total assets, as of the last day of the preceding fiscal quarter, having a net book value exceeding 10% of the total net book value of the assets of the Company and all its Subsidiaries as of such date, in each case based upon the Company's most recent annual or quarterly financial statements delivered to the Administrative Agent under
          Section 7.01, and (b) any Subsidiary designated by the Company, in writing to the Administrative Agent as a Material Subsidiary.

               "MEMC" means Marathon Electric Manufacturing Corporation, a Wisconsin corporation.

               "MEMC Acquisition" means the merger of R-B Acquisition Corp., a Wisconsin corporation, into MEMC with the result that MEMC becomes a Wholly-Owned Subsidiary.

               "MEMC Acquisition Documents" means the Agreement and Plan of Merger dated as of February 26, 1997 (the "Merger Agreement") by and
                                                      ----------------
           among the Company, R-B Acquisition Corporation and MEMC (including the exhibits and schedules thereto) and the other documents and instruments necessary to effect the MEMC Acquisition.

               "Multiemployer Plan" means a "multiemployer plan", within the meaning of Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

               "Net Worth" means, for any Person as of any date, an amount (on a consolidated basis) equal to the total assets of a Person less the total liabilities of such Person.

               "Note" means a promissory note executed by the Company in favor of a Bank pursuant to subsection 2.02(b), in substantially the form of Exhibit F.
              ---------

               "Notice of Borrowing" means a notice in substantially the form of Exhibit A.
              ---------

               "Notice of Conversion/Continuation" means a notice in substantially the form of Exhibit B.
                                     ---------

               "Obligations" means all advances, debts, liabilities, obligations, covenants and duties arising under any Loan Document owing by the Company to any Bank, the Administrative Agent, or any Indemnified Person, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising.

               "Offshore Rate" means, for any Interest Period, with respect to Offshore Rate Loans comprising part of the same Borrowing, the rate of interest per annum (rounded upward to the next 1/16th of 1%) determined by the Administrative Agent as follows:

                    Offshore Rate =              LIBOR
                                   ------------------------------------
                                   1.00 - Eurodollar Reserve Percentage

           Where,

                     "Eurodollar Reserve Percentage" means for any day for any
                Interest Period the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1%) in effect on such day (whether or not applicable to any Bank) under regulations issued from time to time by the FRB for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"); and

                    "LIBOR" means the rate of interest per annum determined by the Administrative Agent to be the rate of interest at which dollar deposits in the approximate amount of the amount of the Loan to be made or continued as, or converted into, an Offshore Rate Loan and having a maturity comparable to such Interest Period would be offered by the Administrative Agent to major banks in the London interbank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

                     The Offshore Rate shall be adjusted automatically as to
                all Offshore Rate Loans then outstanding as of the effective date of any change in the Eurodollar Reserve Percentage.

                "Offshore Rate Loan" means a Loan that bears interest based on the Offshore Rate.

                "Organization Documents" means, for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.

                "Original Credit Agreement" means the Credit Agreement dated as of March 26, 1997 among the Company, the Documentation Agent, the Administrative Agent and Issuing Bank and BAI and M&I as the banks.

                "Other Taxes" means any present or future stamp, court or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

                "Participant" has the meaning specified in subsection 11.08(d).

                "PBGC" means the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.

                "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Company sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

                "Permitted Liens" has the meaning specified in Section 8.01.

                "Permitted Swap Obligations" means all obligations (contingent or otherwise) of the Company or any Subsidiary existing or arising under Swap Contracts, provided that each of the following criteria is satisfied: (a) such obligations are (or were) entered into by such Person in the ordinary course of business for the purpose of directly mitigating risks associated with liabilities, commitments or assets held or reasonably anticipated by such Person, or changes in the value of securities issued by such Person in conjunction with a securities repurchase program not otherwise prohibited hereunder, and not for purposes of speculation or taking a "market view;" and (b) such Swap Contracts do not contain any provision ("walk-away" provision) exonerating the non-defaulting party from its obligation to make payments on outstanding transactions to the defaulting party.

                "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.

                "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company sponsors or maintains or to which the Company makes, is making, or is obligated to make contributions and includes any Pension Plan.

                "Pro Rata Share" means, as to any Bank at any time, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Bank's Commitment divided by the combined Commitments of all Banks.

                "Replacement Bank" has the meaning specified in Section 4.08.

                "Reportable Event" means, any of the events set forth in
          Section 4043(c) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

                "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

                "Responsible Officer" means the chief executive officer or the president of the Company, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants, the chief financial officer or the treasurer of the Company, or any other officer having substantially the same authority and responsibility.

                "Revolving Loan" has the meaning specified in Section 2.01, and may be a Base Rate Loan or an Offshore Rate Loan (each, a "Type" of Revolving Loan).

                "Revolving Termination Date" means the earlier to occur of:

                 (a)  the date which is five years after the Closing Date; and

                 (b) the date on which the Commitments terminate in accordance with the provisions of this Agreement.

"SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

"Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than 50% of the voting stock, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Company.

"Subsidiary Guarantor" means MEMC, Hub City, Inc., each other Subsidiary required under Section 8.04(e)(vii) to execute a Subsidiary Guaranty and any successor or assign thereof.

"Subsidiary Guaranty" means a Guaranty Agreement in the form of Exhibit G
                                                               ---------
attached hereto executed by a Subsidiary Guarantor, as amended, revised, supplemented or restated from time to time.

"Surety Instruments" means all letters of credit (including standby and commercial), banker's acceptances, bank guaranties, shipside bonds, surety bonds and similar instruments.

"Swap Contract" means any agreement, whether or not in writing, relating to any transaction that is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap or option, bond, note or bill option, interest rate option, forward foreign exchange transaction, cap, collar or floor transaction, currency swap, cross-currency rate swap, swaption, currency option or any other, similar transaction (including any option to enter into any of the foregoing) or any combination of the foregoing, and, unless the context otherwise clearly requires, any master agreement relating to or governing any or all of the foregoing.

"Swap Termination Value" means, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith, such termination value(s), and (b) for any date prior to the date referenced in clause (a) the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined by the Company based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include any Bank).

"Syndication Agent" means BancAmerica Securities, Inc., a Delaware corporation.

"Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding, in the case of each Bank and the Administrative Agent, respectively, taxes imposed on or measured by its net income by the jurisdiction (or any political subdivision thereof) under the laws of which such Bank or the Administrative Agent, as the case may be, is organized or maintains a lending office.

"Type" has the meaning specified in the definition of "Revolving Loan."

"Unfunded Pension Liability" means the excess of a Pension Plan's actuarial present value of accumulated Plan benefits under Statement of Financial Accounting Standards No. 35, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year over the fair market value of that Plan's assets.

"United States" and "U.S." each means the United States of America.

"Wholly-Owned Subsidiary" means any corporation in which (other than directors' qualifying shares required by law) 100% of the capital stock of each class having ordinary voting power, and 100% of the capital stock of every other class, in each case, at the time as of which any determination is being made, is owned, beneficially and of record, by the Company, or by one or more of the other Wholly-Owned Subsidiaries, or both, including without limitation, MEMC and its Wholly-Owned Subsidiaries.

1.02 Other Interpretive Provisions (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

(b) The words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

(c) (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

(ii) The term "including" is not limiting and means "including without limitation."

(iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding", and the word "through" means "to and including."

(d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

(e) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

(f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters.
All such limitations, tests and measurements are independent and shall each be performed in accordance with their terms. Unless otherwise expressly provided, any reference to any action of the Administrative Agent, the Issuing Bank or the Banks by way of consent, approval or waiver shall be deemed modified by the phrase "in its/their sole discretion."

(g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Administrative Agent, the Documentation Agent, the Company and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Banks or the

Administrative Agent merely because of the Administrative Agent's, the Documentation Agent's or Banks' involvement in their preparation.

1.03 Accounting Principles. (a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.

(b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.

1.04 Restatement of Original Credit Agreement. On such date as the Administrative Agent notifies the Banks that the Obligations under the Original Credit Agreement are to be replaced by the Obligations under this Agreement (with each Bank funding its Pro Rata Share of the Loans outstanding on such date and, pursuant to Section 3.03, acquiring an interest in all Letters of Credit outstanding on such date) (the Effective Date ), this
                                                 ---------------
Agreement amends and restates the Original Credit Agreement in its entirety. The Banks shall make such arrangements among themselves as are necessary or required so that each Bank owns its Pro Rata Share of the Obligations. Amounts payable with respect to interest, commitment fees, letter of credit fees and other amounts payable by the Company accrued as of the Effective Date shall, upon receipt by the Administrative Agent, be paid to the Banks party to the Original Credit Agreement according to its terms. It is the intent of the parties hereto that this Agreement is not a novation and that as of the Effective Date this Agreement replaces the Original Credit Agreement in its entirety. Upon and as of the Effective Date (a) each Bank shall have a Commitment in the amount set forth in Schedule 2.01 and the Commitments of
                                      -------------
the Banks under the Original Credit Agreement shall terminate and (b) all references in the Loan Documents to the Credit Agreement shall refer to this Amended and Restated Credit Agreement.

                                ARTICLE II

                                THE CREDIT

2.01 Amounts and Terms of Commitments. Each Bank severally agrees, on the terms and conditions set forth herein, to make loans to the Company (each such loan, a "Revolving Loan") from time to time on any Business Day during the period from the Closing Date to the Revolving Termination Date, in an aggregate amount not to exceed at any time outstanding the amount set forth on Schedule
                                                                     --------
2.01 (such amount as the same may be reduced as set forth in Schedule 2.01 or
----                                                         -------------
under Section 2.05 or as a result of one or more assignments under Section 10.08, the Bank's "Commitment"); provided, however, that, after giving effect
                   ----------    --------  -------
to any Borrowing of Revolving Loans, the Effective Amount of all outstanding Revolving Loans and the Effective Amount of all L/C Obligations, shall not at any time exceed the combined Commitments; and provided further, that the
                                          --------------------
Effective Amount of the Revolving Loans of any Bank plus the participation of such Bank in the Effective Amount of all L/C Obligations shall not at any time exceed such Bank's Commitment. Within the limits of each Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this Section 2.01, prepay under Section 2.06 and reborrow under this
Section 2.01.

2.02 Loan Accounts. (a) The Loans made by each Bank and the Letters of Credit Issued by the Issuing Bank shall be evidenced by one or more accounts or records maintained by such Bank or Issuing Bank, as the case may be, in the ordinary course of business. The accounts or records maintained by the Administrative Agent, the Issuing Bank and each Bank shall be rebuttable presumptive evidence of the amount of the Loans made by the Banks to the Company and the Letters of Credit Issued for the account of the Company, and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Company hereunder to pay any amount owing with respect to the Loans or any Letter of Credit.

(b) Upon the request of any Bank made through the Administrative Agent, the Loans made by such Bank may be evidenced by one or more Notes, instead of or in addition to loan accounts. Each such Bank shall endorse on the schedules annexed to its Note(s) the date, amount and maturity of each Loan made by it and the amount of each payment of principal made by the Company with respect thereto. Each such Bank is irrevocably authorized by the Company to endorse its Note(s) and each Bank's record shall be rebuttably presumptive evidence of the date, amount and maturity of the Loans made by it and of the amount of each such principal payment; provided, however, that the failure of a Bank to make,
                        -----------------
or an error in making, a notation thereon with respect to any Loan shall not limit or otherwise affect the obligations of the Company hereunder or under any such Note to such Bank.

2.03 Procedure for Borrowing. (a) Each Borrowing of Revolving Loans shall be made upon the Company's irrevocable written notice delivered to the Administrative Agent in the form of a Notice of Borrowing or by telephonic notice containing the information required to be included in a Notice of Borrowing (and confirmed promptly in writing thereafter) (which notice must be received by the Administrative Agent prior to 10:00 a.m, Milwaukee, Wisconsin time) (i) three Business Days prior to the requested Borrowing Date, in the case of Offshore Rate Loans and (ii) on the requested Borrowing Date, in the case of Base Rate Loans, specifying:

(A) the amount of the Borrowing, which, in the case of a Base Rate Loan, shall be an aggregate minimum amount of $3,000,000 or any multiple of $1,000,000 in excess thereof and, in the case of an Offshore Rate Loan, shall be in an aggregate minimum amount of $10,000,000 or any multiple of $1,000,000 in excess thereof;

(B)  the requested Borrowing Date, which shall be a Business Day;

(C)  the Type of Loans comprising the Borrowing; and

(D) with respect to a Borrowing comprised (in whole or in part) of Offshore Rate Loans only, the duration of the Interest Period applicable to such Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of Offshore Rate Loans, such Interest Period shall be three months.

provided, however, that with respect to the Borrowing to be made on the Closing
--------  -------
Date, the Notice of Borrowing shall be delivered to the Administrative Agent not later than 2:00 p.m. (Milwaukee, Wisconsin time) on the Closing Date and such Borrowing will consist of Base Rate Loans only; and further provided that if so requested by the Administrative Agent, all Borrowings during the first 60 days following the Closing Date shall have the same Interest Period and shall be Base Rate Loans or Offshore Rate Loans for Interest Periods no longer than one month. In the event of any inconsistency between telephonic notice and the written confirmation, the telephonic notice shall control.

(b) The Administrative Agent will promptly notify each Bank of its receipt of any Notice of Borrowing and of the amount of such Bank's Pro Rata Share of that Borrowing.

(c) Each Bank will make the amount of its Pro Rata Share of each Borrowing available to the Administrative Agent for the account of the Company at the Administrative Agent's Payment Office by 12:00 noon (Milwaukee, Wisconsin time) on the Borrowing Date requested by the Company in funds immediately available to the Administrative Agent. The proceeds of all such Loans will then be made available to the Company by the Administrative Agent at such office by crediting the account of the Company on the books of M&I with the aggregate of the amounts made available to the Administrative Agent by the Banks and in like funds as received by the Administrative Agent.

(d) After giving effect to any Borrowing, unless the Administrative Agent shall otherwise consent, there may not be more than twelve different Interest Periods in effect.

2.04 Conversion and Continuation Elections (a) The Company may, upon irrevocable written notice to the Administrative Agent in accordance with subsection 2.04(b):

(i) elect, as of any Business Day, in the case of Base Rate Loans, or as of the last day of the applicable Interest Period, in the case of Offshore Rate Loans, to convert any such Loans (or any part thereof in an amount not less than $3,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Loans of any other Type; or

(ii) elect as of the last day of the applicable Interest Period, to continue any Revolving Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $3,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

provided, that if at any time the aggregate amount of Offshore Rate Loans in
--------
respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $3,000,000, such Offshore Rate Loans shall automatically convert into Base Rate Loans, and on and after such date the right of the Company to continue such Loans as, and convert such Loans into, Offshore Rate Loans shall terminate.

(b) The Company shall deliver a Notice of Conversion/Continuation to be received by the Administrative Agent not later than 10:00 a.m. (Milwaukee, Wisconsin time) at least (i) three Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as Offshore Rate Loans; and (ii) on the Conversion/Continuation Date, if the Loans are to be converted into Base Rate Loans, specifying:

(A)  the proposed Conversion/Continuation Date;

(B)  the aggregate amount of Loans to be converted or continued;

(C)  the Type of Loans resulting from the proposed conversion or continuation;
and

(D) other than in the case of conversions into Base Rate Loans, the duration of the requested Interest Period.

(c) If upon the expiration of any Interest Period applicable Offshore Rate Loans, the Company has failed to select timely a new Interest Period to be applicable to such Offshore Rate Loans, or if any Default or Event of Default then exists, the Company shall be deemed to have elected to convert such Offshore Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

(d) The Administrative Agent will promptly notify each Bank of its receipt of a Notice of Conversion/Continuation, or, if no timely notice is provided by the Company, the Administrative Agent will promptly notify each Bank of the details of any automatic conversion. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Bank.

(e) Unless the Majority Banks otherwise consent, during the existence of a Default or Event of Default, the Company may not elect to have a Loan converted into or continued as an Offshore Rate Loan.

(f) After giving effect to any conversion or continuation of Loans, unless the Administrative Agent shall otherwise consent, there may not be more than twelve different Interest Periods in effect.

2.05 Voluntary Termination or Reduction of Commitments. The Company may, upon not less than four Business Days' prior notice to the Administrative Agent, terminate the Commitments, or permanently reduce the Commitments by an aggregate minimum amount of $10,000,000 or any multiple of $1,000,000 in excess thereof; unless, after giving effect thereto and to any prepayments of Loans
         ------
made on the effective date thereof, (a) the Effective Amount of all Revolving Loans and L/C Obligations together would exceed the amount of the combined Commitments then in effect, or (b) the Effective Amount of all L/C Obligations then outstanding would exceed the L/C Commitment. Once reduced in accordance with this Section, the Commitments may not be increased. Any reduction of the

Commitments shall be applied to each Bank according to its Pro Rata Share. If and to the extent specified by the Company in the notice to the Administrative Agent, some or all of the reduction in the combined Commitments shall be applied to reduce the L/C Commitment. All accrued commitment and letter of credit fees to, but not including, the effective date of any reduction or termination of Commitments, shall be paid on the effective date of such reduction or termination.

2.06 Optional Prepayments. Subject to Section 4.04, the Company may, at any time or from time to time, upon not less than four Business Days' irrevocable notice to the Administrative Agent in the case of a prepayment of an Offshore Rate Loan, ratably prepay Loans in whole or in part, in minimum amounts of $1,000,000 or any multiple of $1,000,000 in excess thereof. Such notice of prepayment shall specify the date and amount of such prepayment and the Type(s) of Loans to be prepaid. The Administrative Agent will promptly notify each Bank of its receipt of any such notice, and of such Bank's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount prepaid and any amounts required pursuant to
Section 4.04.

2.07 Mandatory Prepayments of Loans; Mandatory Commitment Reductions. If on any date the Effective Amount of L/C Obligations exceeds the L/C Commitment, the Company shall Cash Collateralize on such date the outstanding Letters of Credit in an amount equal to the excess of the maximum amount then available to be drawn under the Letters of Credit over the L/C Commitment. Subject to
Section 4.04, if on any date after giving effect to any Cash Collateralization made on such date pursuant to the preceding sentence, the Effective Amount of all Revolving Loans then outstanding plus the Effective Amount of all L/C Obligations exceeds the combined Commitments, the Company shall immediately, and without notice or demand, prepay the outstanding principal amount of the Revolving Loans and L/C Advances by an amount equal to the applicable excess. Mandatory reductions in the Commitments are described in Schedule 2.01.
                                                         -------------

2.08 Repayment. The Company shall repay to the Banks on the Revolving Termination Date the aggregate principal amount of Revolving Loans outstanding on such date.

2.09 Interest. (a) Each Revolving Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under Section 2.04), plus the Applicable Margin.
----

(b) Interest on each Revolving Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Loans under Section 2.06 or 2.07 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof and, during the existence of any Event of Default, interest shall be paid on demand of the Administrative Agent at the request or with the consent of the Majority Banks.

(c) Notwithstanding subsection (a) of this Section, if any amount of principal of or interest on any Loan, or any other amount payable hereunder or under any other Loan Document is not paid in full when due (whether at stated maturity, by acceleration, demand or otherwise), the Company agrees to pay interest on such unpaid principal or other amount, from the date such amount becomes due until the date such amount is paid in full, and after as well as before any entry of judgment thereon to the extent permitted by law, payable on demand, at a fluctuating rate per annum equal to the Base Rate plus 2%.

(d) Anything herein to the contrary notwithstanding, the obligations of the Company to any Bank hereunder shall be subject to the limitation that payments of interest shall not be required for any period for which interest is computed hereunder, to the extent (but only to the extent) that contracting for or receiving such payment by such Bank would be contrary to the provisions of any law applicable to such Bank limiting the highest rate of interest that may be lawfully contracted for, charged or received by such Bank, and in such event the Company shall pay such Bank interest at the highest rate permitted by applicable law.

2.10  Fees.  In addition to certain fees described in Section 3.08:

a) Syndication, Agency Fees. The Company shall pay a syndication fee to the Syndication Agent for the Syndication Agent's own account, and shall pay an agency fee to the Administrative Agent for the Administrative Agent's own account, as required by the letter agreement ("Fee Letter") between the
                                               --- ------
Company, the Syndication Agent, the Documentation Agent and the Administrative Agent dated March 18, 1997.

(b) Commitment Fees. The Company shall pay to the Administrative Agent for the account of each Bank a commitment fee on the average daily unused portion of such Bank's Commitment, computed on a quarterly basis in arrears on the last

Business Day of each calendar quarter based upon the daily utilization for that quarter as calculated by the Administrative Agent, equal to the Commitment Fee Percentage as in effect from time to time. For purposes of calculating utilization under this subsection, the Commitments shall be deemed used to the extent of the Effective Amount of Revolving Loans then outstanding, plus the Effective Amount of L/C Obligations then outstanding. Such commitment fee shall accrue from the Effective Date to the Revolving Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each quarter commencing on June 30, 1997 through the Revolving Termination Date, with the final payment to be made on the Revolving Termination Date; provided
                                                                     --------
that, in connection with any reduction or termination of Commitments under
Section 2.05 or Section 2.07, the accrued commitment fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the following quarterly payment being calculated on the basis of the period from such reduction or termination date to such quarterly payment date. The commitment fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article V are not met.

2.11 Computation of Fees and Interest. (a) All computations of interest for Base Rate Loans when the Base Rate is determined by the Administrative Agent's "prime rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest and fees shall accrue during each period during which interest or such fees are computed from the first day thereof to the last day thereof.

(b) Each determination of an interest rate by the Administrative Agent shall be conclusive and binding on the Company and the Banks in the absence of manifest error. The Administrative Agent will, at the request of the Company or any Bank, deliver to the Company or the Bank, as the case may be, a statement showing the quotations used by the Administrative Agent in determining any interest rate and the resulting interest rate.

2.12 Payments by the Company. (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Administrative Agent for the account of the Banks at the Administrative Agent's Payment Office, and shall be made in dollars and in immediately available funds, no later than 12:00 noon (Milwaukee, Wisconsin time) on the date specified herein. The Administrative Agent will promptly distribute to each Bank its Pro Rata Share (or other applicable share as expressly provided herein) of such payment in like funds as received. Any payment received by the Administrative Agent later than 12:00 noon (Milwaukee, Wisconsin time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

(b)  Subject to the provisions set forth in the definition of "Interest
Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

(c) Unless the Administrative Agent receives notice from the Company prior to the date on which any payment is due to the Banks that the Company will not make such payment in full as and when required, the Administrative Agent may assume that the Company has made such payment in full to the Administrative Agent on such date in immediately available funds and the Administrative Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company has not made such payment in full to the Administrative Agent, each Bank shall repay to the Administrative Agent on demand such amount distributed to such Bank, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Bank until the date repaid.

2.13 Payments by the Banks to the Administrative Agent. (a) Unless the Administrative Agent receives notice from a Bank on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Bank will not make available as and when required hereunder to the Administrative Agent for the account of the Company the amount of that Bank's Pro Rata Share of the Borrowing, the Administrative Agent may assume that each Bank has made such amount available to the Administrative Agent in immediately available funds on the Borrowing Date and the Administrative Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Administrative Agent in immediately available funds and the Administrative Agent in such circumstances has made available to the Company such amount, that Bank shall on the Business Day following such Borrowing Date make such amount available to the Administrative Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Administrative Agent submitted to any Bank with respect to amounts owing under this subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Administrative Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Administrative Agent on the Business Day following the Borrowing Date, the Administrative Agent will notify the Company of such failure to fund and, upon demand by the Administrative Agent, the Company shall pay such amount to the Administrative Agent for the Administrative Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing.

(b) The failure of any Bank to make any Loan on any Borrowing Date shall not relieve any other Bank of any obligation hereunder to make a Loan on such Borrowing Date, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on any Borrowing Date.

2.14 Sharing of Payments, Etc. If, other than as expressly provided elsewhere herein, any Bank shall obtain on account of the Loans made by it any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its ratable share (or other share contemplated hereunder), such Bank shall immediately (a) notify the Administrative Agent of such fact, and (b) purchase from the other Banks such participations in the Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided, however, that if all
                                               -----------------
or any portion of such excess payment is thereafter recovered from the purchasing Bank, such purchase shall to that extent be rescinded and each other Bank shall repay to the purchasing Bank the purchase price paid therefor, together with an amount equal to such paying Bank's ratable share (according to the proportion of (i) the amount of such paying Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 11.10) with respect to such participation as fully as if such Bank were the direct creditor of the Company in the amount of such participation. The Administrative Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Banks following any such purchases or repayments.

                               ARTICLE III

                          THE LETTERS OF CREDIT

3.01 The Letter of Credit Subfacility. (a) On the terms and conditions set forth herein (i) the Issuing Bank agrees, (A) from time to time on any Business Day during the period from the Closing Date to the Revolving Termination Date to issue Letters of Credit for the account of the Company, and to amend or renew Letters of Credit previously issued by it, in accordance with subsections 3.02(c) and 3.02(d), and (B) to honor drafts under the Letters of Credit; and
(ii) the Banks severally agree to participate in Letters of Credit Issued for the account of the Company; provided, that the Issuing Bank shall not be
                            --------
obligated to Issue, and no Bank shall be obligated to participate in, any Letter of Credit if as of the date of Issuance of such Letter of Credit (the "Issuance Date") (1) the Effective Amount of all L/C Obligations plus the
 -------------
Effective Amount of all Revolving Loans exceeds the combined Commitments,
(2) the participation of any Bank in the Effective Amount of all L/C Obligations plus the Effective Amount of the Revolving Loans of such Bank exceeds such Bank's Commitment, or (3) the Effective Amount of L/C Obligations exceeds the L/C Commitment. Within the foregoing limits, and subject to the other terms and conditions hereof, the Company's ability to obtain Letters of Credit shall be fully revolving, and, accordingly, the Company may, during the foregoing period, obtain Letters of Credit to replace Letters of Credit which have expired or which have been drawn upon and reimbursed.

(b)  The Issuing Bank is under no obligation to Issue any Letter of Credit if:

(i) any order, judgment or decree of any Governmental Authority or arbitrator shall by its terms purport to enjoin or restrain the Issuing Bank from Issuing such Letter of Credit, or any Requirement of Law applicable to the Issuing Bank or any request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Issuing Bank shall prohibit, or request that the Issuing Bank refrain from, the Issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the Issuing Bank with respect to such Letter of Credit any restriction, reserve or capital requirement (for which the Issuing Bank is not otherwise compensated hereunder) not in effect on the Closing Date, or shall impose upon the Issuing Bank any unreimbursed loss, cost or expense which was not applicable on the Closing Date and which the Issuing Bank in good faith deems material to it;

(ii) the Issuing Bank has received written notice from any Bank, the Administrative Agent or the Company, on or prior to the Business Day prior to the requested date of Issuance of such Letter of Credit, that one or more of the applicable conditions contained in Article V is not then satisfied;

(iii) the expiry date of any requested Letter of Credit is (A) more than one year after the date of Issuance, unless the Majority Banks have approved such expiry date in writing, or (B) after the Revolving Termination Date, unless all of the Banks have approved such expiry date in writing;

(iv) any requested Letter of Credit is not in form and substance acceptable to the Issuing Bank, or the Issuance of a Letter of Credit shall violate any applicable policies of the Issuing Bank;

(v) any Letter of Credit is for the purpose of supporting the issuance of any letter of credit by any other Person; or

(vi) such Letter of Credit is in a face amount less than $250,000 or to be denominated in a currency other than Dollars.

3.02 Issuance, Amendment and Renewal of Letters of Credit. (a) Each Letter of Credit shall be issued upon the irrevocable written request of the Company received by the Issuing Bank (with a copy sent by the Company to the Administrative Agent) at least four Business Days (or such shorter time as the Issuing Bank may agree in a particular instance in its sole discretion) prior to the proposed date of issuance. Each such request for issuance of a Letter of Credit shall be by facsimile, confirmed immediately in an original writing, in the form of an L/C Application, and shall specify in form and detail satisfactory to the Issuing Bank: (i) the proposed date of issuance of the Letter of Credit (which shall be a Business Day); (ii) the face amount of the Letter of Credit; (iii) the expiry date of the Letter of Credit; (iv) the name and address of the beneficiary thereof; (v) the documents to be presented by the beneficiary of the Letter of Credit in case of any drawing thereunder;
(vi) the full text of any certificate to be presented by the beneficiary in case of any drawing thereunder; and (vii) such other matters as the Issuing Bank may require.

(b) At least two Business Days prior to the Issuance of any Letter of Credit, the Issuing Bank will confirm with the Administrative Agent (by telephone or in writing) that the Administrative Agent has received a copy of the L/C

Application or L/C Amendment Application from the Company and, if not, the Issuing Bank will provide the Administrative Agent with a copy thereof. Unless the Issuing Bank has received notice on or before the Business Day immediately preceding the date the Issuing Bank is to issue a requested Letter of Credit from the Administrative Agent (A) directing the Issuing Bank not to issue such Letter of Credit because such issuance is not then permitted under subsection 3.01(a) as a result of the limitations set forth in clauses (1) through (3) thereof or subsection 3.01(b)(ii); or (B) that one or more conditions specified in Article V are not then satisfied; then, subject to the terms and conditions hereof, the Issuing Bank shall, on the requested date, issue a Letter of Credit for the account of the Company in accordance with the Issuing Bank's usual and customary business practices.

(c) From time to time while a Letter of Credit is outstanding and prior to the Revolving Termination Date, the Issuing Bank will, upon the written request of the Company received by the Issuing Bank (with a copy sent by the Company to the Administrative Agent) at least five Business Days (or such shorter time as the Issuing Bank may agree in a particular instance in its sole discretion) prior to the proposed date of amendment, amend any Letter of Credit issued by it. Each such request for amendment of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, made in the form of an L/C Amendment Application and shall specify in form and detail satisfactory to the Issuing Bank: (i) the Letter of Credit to be amended; (ii) the proposed date of amendment of the Letter of Credit (which shall be a Business Day);
(iii) the nature of the proposed amendment; and (iv) such other matters as the Issuing Bank may require. The Issuing Bank shall be under no obligation to amend any Letter of Credit if: (A) the Issuing Bank would have no obligation at such time to issue such Letter of Credit in its amended form under the terms of this Agreement; or (B) the beneficiary of any such Letter of Credit does not accept the proposed amendment to the Letter of Credit. The Administrative Agent will promptly notify the Banks of the receipt by it of any L/C Application or L/C Amendment Application.

(d) The Issuing Bank and the Banks agree that, while a Letter of Credit is outstanding and prior to the Revolving Termination Date, at the option of the Company and upon the written request of the Company received by the Issuing Bank (with a copy sent by the Company to the Administrative Agent) at least five Business Days (or such shorter time as the Issuing Bank may agree in a particular instance in its sole discretion) prior to the proposed date of notification of renewal, the Issuing Bank shall be entitled to authorize the automatic renewal of any Letter of Credit issued by it. Each such request for renewal of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, in the form of an L/C Amendment Application, and shall specify in form and detail satisfactory to the Issuing Bank: (i) the Letter of Credit to be renewed; (ii) the proposed date of notification of renewal of the Letter of Credit (which shall be a Business Day); (iii) the revised expiry date of the Letter of Credit; and (iv) such other matters as the Issuing Bank may require. The Issuing Bank shall be under no obligation so to renew any Letter of Credit if: (A) the Issuing Bank would have no obligation at such time to issue or amend such Letter of Credit in its renewed form under the terms of this Agreement; or (B) the beneficiary of any such Letter of Credit does not accept the proposed renewal of the Letter of Credit. If any outstanding Letter of Credit shall provide that it shall be automatically renewed unless the beneficiary thereof receives notice from the Issuing Bank that such Letter of Credit shall not be renewed, and if at the time of renewal the Issuing Bank would be entitled to authorize the automatic renewal of such Letter of Credit in accordance with this subsection 3.02(e) upon the request of the Company but the Issuing Bank shall not have received any L/C Amendment Application from the Company with respect to such renewal or other written direction by the Company with respect thereto, the Issuing Bank shall nonetheless be permitted to allow such Letter of Credit to renew, and the Company and the Banks hereby authorize such renewal, and, accordingly, the Issuing Bank shall be deemed to have received an L/C Amendment Application from the Company requesting such renewal.

(e) The Issuing Bank may, at its election (or as required by the Administrative Agent at the direction of the Majority Banks), deliver any notices of termination or other communications to any Letter of Credit beneficiary or transferee, and take any other action as necessary or appropriate, at any time and from time to time, in order to cause the expiry date of such Letter of Credit to be a date not later than the Revolving Termination Date.

(f) This Agreement shall control in the event of any conflict with any L/C-Related Document (other than any Letter of Credit).

(g) The Issuing Bank will also deliver to the Administrative Agent, concurrently or promptly following its delivery of a Letter of Credit, or amendment to or renewal of a Letter of Credit, to an advising bank or a beneficiary, a true and complete copy of each such Letter of Credit or amendment to or renewal of a Letter of Credit.

3.03 Existing M&I Letters of Credit; Risk Participations, Drawings and Reimbursements. (a) On and after the Effective Date, the Existing M&I Letters of Credit shall be deemed for all purposes, including for purposes of the fees to be collected pursuant to subsections 3.08(a) and 3.08(c), and reimbursement of costs and expenses to the extent provided herein, Letters of Credit outstanding under this Agreement and entitled to the benefits of this Agreement and the other Loan Documents, and shall be governed by the applications and agreements pertaining thereto and by this Agreement. Each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuing Bank on the Closing Date a participation in each such Letter of Credit and each drawing thereunder in an amount equal to the product of (i) such Bank's Pro Rata Share times (ii) the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively. For purposes of subsection 2.01(b) and subsection 2.10(b), the Existing M&I Letters of Credit shall be deemed to utilize pro rata the Commitment of each Bank.

(b) Immediately upon the Issuance of each Letter of Credit in addition to those described in subsection 3.03(a), each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuing Bank a participation in such Letter of Credit and each drawing thereunder in an amount equal to the product of (i) the Pro Rata Share of such Bank, times (ii) the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively. For purposes of subsection 2.01(b), each Issuance of a Letter of Credit shall be deemed to utilize the Commitment of each Bank by an amount equal to the amount of such participation.

(c) In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Issuing Bank will promptly notify the Company. The Company shall reimburse the Issuing Bank prior to 10:00 a.m. (Milwaukee, Wisconsin time), on each date that any amount is paid by the Issuing Bank under any Letter of Credit (each such date, an "Honor Date"), in
                                                             ----- ----
an amount equal to the amount so paid by the Issuing Bank and the processing fee resulting therefrom. In the event the Company fails to reimburse the Issuing Bank for the full amount of any drawing under any Letter of Credit by 10:00 a.m. (Milwaukee, Wisconsin time) on the Honor Date, the Issuing Bank will promptly notify the Administrative Agent and the Administrative Agent will promptly notify each Bank thereof, and the Company shall be deemed to have requested that Base Rate Loans be made by the Banks to be disbursed on the Honor Date under such Letter of Credit, subject to the amount of the unutilized portion of the Commitment and subject to the conditions set forth in Section
5.02. Any notice given by the Issuing Bank or the Administrative Agent pursuant to this subsection 3.03(c) may be oral if immediately confirmed in writing (including by facsimile); provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

(d) Each Bank shall upon any notice pursuant to subsection 3.03(c) make available to the Administrative Agent for the account of the relevant Issuing Bank an amount in Dollars and in immediately available funds equal to its Pro Rata Share of the amount of the drawing, whereupon the participating Banks shall (subject to subsection 3.03(e)) each be deemed to have made a Revolving Loan consisting of a Base Rate Loan to the Company in that amount. If any Bank so notified fails to make available to the Administrative Agent for the account of the Issuing Bank the amount of such Bank's Pro Rata Share of the amount of the drawing by no later than 12:00 noon (Milwaukee, Wisconsin time) on the Honor Date, then interest shall accrue on such Bank's obligation to make such payment, from the Honor Date to the date such Bank makes such payment, at a rate per annum equal to the Federal Funds Rate in effect from time to time during such period. The Administrative Agent will promptly give notice of the occurrence of the Honor Date, but failure of the Administrative Agent to give any such notice on the Honor Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligations under this Section 3.03.

(e) With respect to any unreimbursed drawing that is not converted into Revolving Loans consisting of Base Rate Loans to the Company in whole or in part, because of the Company's failure to satisfy the conditions set forth in
Section 5.02 or for any other reason, the Company shall be deemed to have incurred from the Issuing Bank an L/C Borrowing in the amount of such drawing, which L/C Borrowing shall be due and payable on demand (together with interest) and shall bear interest at a rate per annum equal to the Base Rate plus 2% per annum, and each Bank's payment to the Issuing Bank pursuant to subsection 3.03(d) shall be deemed payment in respect of its participation in such L/C Borrowing and shall constitute an L/C Advance from such Bank in satisfaction of its participation obligation under this Section 3.03.

(f) Each Bank's obligation in accordance with this Agreement to make the Revolving Loans or L/C Advances, as contemplated by this Section 3.03, as a result of a drawing under a Letter of Credit, shall be absolute and unconditional and without recourse to the Issuing Bank and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Issuing Bank, the Company or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default, an Event of Default or a Material Adverse Effect; or (iii) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing; provided, however, that each
                                                --------
Bank's obligation to make Revolving Loans under this Section 3.03 is subject to the conditions set forth in Section 5.02.

3.04 Repayment of Participations. (a) Upon (and only upon) receipt by the Administrative Agent for the account of the Issuing Bank of immediately available funds from the Company (i) in reimbursement of any payment made by the Issuing Bank under the Letter of Credit with respect to which any Bank has paid the Administrative Agent for the account of the Issuing Bank for such Bank's participation in the Letter of Credit pursuant to Section 3.03 or
(ii) in payment of interest thereon, the Administrative Agent will pay to each Bank, in the same funds as those received by the Administrative Agent for the account of the Issuing Bank, the amount of such Bank's Pro Rata Share of such funds, and the Issuing Bank shall receive the amount of the Pro Rata Share of such funds of any Bank that did not so pay the Administrative Agent for the account of the Issuing Bank.

(b) If the Administrative Agent or the Issuing Bank is required at any time to return to the Company, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by the Company to the Administrative Agent for the account of the Issuing Bank pursuant to subsection 3.04(a) in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Bank shall, on demand of the Administrative Agent, forthwith return to the Administrative Agent or the Issuing Bank the amount of its Pro Rata Share of any amounts so returned by the Administrative Agent or the Issuing Bank plus interest thereon from the date such demand is made to the date such amounts are returned by such Bank to the Administrative Agent or the Issuing Bank, at a rate per annum equal to the Federal Funds Rate in effect from time to time.

3.05 Role of the Issuing Bank. (a) Each Bank and the Company agree that, in paying any drawing under a Letter of Credit, the Issuing Bank shall not have any responsibility to obtain any document (other than any sight draft, document(s) or certificate(s) expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document.

(b) No Agent-Related Person nor any of the respective correspondents, participants or assignees of the Issuing Bank shall be liable to any Bank for:
(i) any action taken or omitted in connection herewith at the request or with the approval of the Banks (including the Majority Banks, as applicable);
(ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any L/C-Related Document.

(c) The Company hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to its use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not,
--------
preclude the Company's pursuing such rights and remedies as it may have against the beneficiary or transferee at law or under any other agreement. No Agent-Related Person, nor any of the respective correspondents, participants or assignees of the Issuing Bank, shall be liable or responsible for any of the matters described in clauses (i) through (vii) of Section 3.06; provided,
                                                                --------
however, anything in such clauses to the contrary notwithstanding, that the Company may have a claim against the Issuing Bank, and the Issuing Bank may be liable to the Company, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Company which the Company proves were caused by the Issuing Bank's willful misconduct or gross negligence or the Issuing Bank's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of any sight draft, document(s) and certificate(s) strictly complying with the terms and conditions of a Letter of Credit. In furtherance and not in limitation of the foregoing:
(i) the Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary; (ii) the Issuing Bank shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; and (iii) the Issuing Bank may, at its sole discretion, accept the authorization of the Company to waive any discrepancy between the documents presented to the Issuing Bank and those required under the terms of the applicable Letter of Credit and authorize payment to the beneficiary.

3.06 Obligations Absolute. The obligations of the Company under this Agreement and any L/C-Related Document to reimburse the Issuing Bank for a drawing under a Letter of Credit, and to repay any L/C Borrowing and any drawing under a Letter of Credit converted into Revolving Loans, shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement and each such other L/C-Related Document under all circumstances, including the following:

(i) any lack of validity or enforceability of this Agreement or any L/C-Related Document;

(ii) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations of the Company in respect of any Letter of Credit or any other amendment or waiver of or any consent to departure from all or any of the L/C-Related Documents;

(iii) the existence of any claim, set-off, defense or other right that the Company may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Bank or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by the L/C-Related Documents or any unrelated transaction;

(iv) any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit;

(v) any payment by the Issuing Bank under any Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of any Letter of Credit; or any payment made by the Issuing Bank under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any Insolvency Proceeding;

(vi) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the obligations of the Company in respect of any Letter of Credit; or

(vii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Company or a guarantor.

3.07 Cash Collateral Pledge. Upon (i) the request of the Administrative Agent, (A) if the Issuing Bank has honored any full or partial drawing request on any Letter of Credit and such drawing has resulted in an L/C Borrowing hereunder, or (B) if, as of the Revolving Termination Date, any Letters of Credit may for any reason remain outstanding and partially or wholly undrawn, or (ii) the occurrence of the circumstances described in Section 2.07 requiring the Company to Cash Collateralize Letters of Credit, then, the Company shall immediately Cash Collateralize the L/C Obligations in an amount equal to such L/C Obligations.

3.08 Letter of Credit Fees. (a) The Company shall pay to the Administrative Agent for the account of each of the Banks a letter of credit fee with respect to the Letters of Credit equal to the Applicable Margin for Offshore Rate Loans in effect from time to time during the applicable period multiplied by the average daily maximum amount available to be drawn on the outstanding Letters of Credit, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon Letters of Credit outstanding for that quarter as calculated by the Administrative Agent. Such letter of credit fees shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter during which Letters of Credit are outstanding, commencing on the first such quarterly date to occur after the Closing Date, through the Revolving Termination Date (or such later date upon which the outstanding Letters of Credit shall expire), with the final payment to be made on the Revolving Termination Date (or such later expiration date).

(b) The Company shall pay to the Issuing Bank a letter of credit fronting fee for each Letter of Credit Issued by the Issuing Bank equal to 0.125% of the face amount (or increased face amount, as the case may be) of such Letter of Credit. Such Letter of Credit fronting fee shall be due and payable on each date of Issuance of a Letter of Credit.

(c) The Company shall pay to the Issuing Bank from time to time on demand the normal issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the Issuing Bank relating to letters of credit as from time to time in effect.

3.09 Uniform Customs and Practice. The Uniform Customs and Practice for Documentary Credits as published by the International Chamber of Commerce most recently at the time of issuance of any Letter of Credit, and other such publications defining rules and/or practices relating to letters of credit shall (unless otherwise expressly provided in the Letters of Credit) apply to the Letters of Credit.

                                  ARTICLE IV

                   TAXES, YIELD PROTECTION AND ILLEGALITY

4.01 Taxes. (a) Any and all payments by the Company to each Bank or the Administrative Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for, any Taxes. In addition, the Company shall pay all Other Taxes.

(b) If the Company shall be required by law to deduct or withhold any Taxes, Other Taxes or Further Taxes from or in respect of any sum payable hereunder to any Bank or the Administrative Agent, then:

(i) the sum payable shall be increased as necessary so that, after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section), such Bank or the Administrative Agent, as the case may be, receives and retains an amount equal to the sum it would have received and retained had no such deductions or withholdings been made;

(ii) the Company shall make such deductions and withholdings;

(iii) the Company shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

(iv) the Company shall also pay to each Bank or the Administrative Agent for the account of such Bank, at the time interest is paid, Further Taxes in the amount that the respective Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such Taxes, Other Taxes or Further Taxes had not been imposed.

(c) The Company agrees to indemnify and hold harmless each Bank and the Administrative Agent for the full amount of (i) Taxes, (ii) Other Taxes, and
(iii) Further Taxes in the amount that the respective Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such Taxes, Other Taxes or Further Taxes had not been imposed, and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes, Other Taxes or Further Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Bank or the Administrative Agent makes written demand therefor.

(d) Within 30 days after the date of any payment by the Company of Taxes, Other Taxes or Further Taxes, the Company shall furnish to each Bank or the Administrative Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to such Bank or the Administrative Agent.

(e) If the Company is required to pay any amount to any Bank or the Administrative Agent pursuant to subsection (b) or (c) of this Section, then such Bank shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Company which may thereafter accrue, if such change in the sole judgment of such Bank is not otherwise disadvantageous to such Bank.

4.02 Illegality. (a) If any Bank determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Bank or its applicable Lending Office to make Offshore Rate Loans, then, on notice thereof by the Bank to the Company through the Administrative Agent, any obligation of that Bank to make Offshore Rate Loans shall be suspended until the Bank notifies the Administrative Agent and the Company that the circumstances giving rise to such determination no longer exist.

(b) If a Bank determines that it is unlawful to maintain any Offshore Rate Loan, the Company shall, upon its receipt of notice of such fact and demand from such Bank (with a copy to the Administrative Agent), prepay in full such Offshore Rate Loans of that Bank then outstanding, together with interest accrued thereon and amounts required under Section 4.04, either on the last day of the Interest Period thereof, if the Bank may lawfully continue to maintain such Offshore Rate Loans to such day, or immediately, if the Bank may not lawfully continue to maintain such Offshore Rate Loan. If the Company is required to so prepay any Offshore Rate Loan, then concurrently with such prepayment, the Company shall borrow from the affected Bank, in the amount of such repayment, a Base Rate Loan.

(c) If the obligation of any Bank to make or maintain Offshore Rate Loans has been so terminated or suspended, the Company may elect, by giving notice to the Bank through the Administrative Agent that all Loans which would otherwise be made by the Bank as Offshore Rate Loans shall be instead Base Rate Loans.

(d) Before giving any notice to the Administrative Agent under this Section, the affected Bank shall designate a different Lending Office with respect to its Offshore Rate Loans if such designation will avoid the need for giving such notice or making such demand and will not, in the judgment of the Bank, be illegal or otherwise disadvantageous to the Bank.

4.03 Increased Costs and Reduction of Return. (a) If any Bank determines that, due to either (i) the introduction of or any change (other than any change by way of imposition of or increase in reserve requirements included in the calculation of the Offshore Rate) in or in the interpretation of any law or regulation or (ii) the compliance by that Bank with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Offshore Rate Loans participating in Letters of Credit, or, in the case of the Issuing Bank, any increase in the cost to the Issuing Bank of agreeing to issue, issuing or maintaining any Letter of Credit or of agreeing to make or making, funding or maintaining any unpaid drawing under any Letter of Credit, then the Company shall be liable for, and shall from time to time, within 15 days after the date of written demand from any Bank so affected (with a copy of such demand to be sent to the Administrative Agent), pay to the Administrative Agent for the account of such Bank, additional amounts as are sufficient to compensate such Bank for such increased costs.

(b) If any Bank shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation,
(iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Bank (or its Lending Office) or any corporation controlling the Bank with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (taking into consideration such Bank's or such corporation's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, within 15 days after the date of written demand from such Bank to the Company through the Administrative Agent, the Company shall pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank for such increase.

4.04 Funding Losses. The Company shall reimburse each Bank and hold each Bank harmless from any loss or expense which the Bank may sustain or incur as a consequence of:

(a) the failure of the Company to make on a timely basis any payment of principal of any Offshore Rate Loan;

(b) the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/Continuation;

(c) the failure of the Company to make any prepayment in accordance with any notice delivered under Section 2.06;

(d) the prepayment (including pursuant to Section 2.07) or other payment (including after acceleration thereof) of an Offshore Rate Loan on a day that is not the last day of the relevant Interest Period; or

(e) the automatic conversion under Section 2.04 of any Offshore Rate Loan to a Base Rate Loan on a day that is not the last day of the relevant Interest Period;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Offshore Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. For purposes of calculating amounts payable by the Company to the Banks under this Section and under subsection 4.03(a), each Offshore Rate Loan made by a Bank (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the LIBOR used in determining the Offshore Rate for such Offshore Rate Loan by a matching deposit or other borrowing in the interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Offshore Rate Loan is in fact so funded.

4.05 Inability to Determine Rates. If the Administrative Agent determines that for any reason adequate and reasonable means do not exist for determining the Offshore Rate for any requested Interest Period with respect to a proposed Offshore Rate Loan, or that the Offshore Rate applicable pursuant to subsection 2.09(a) for any requested Interest Period with respect to a proposed Offshore

Rate Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Administrative Agent will promptly so notify the Company and each Bank. Thereafter, the obligation of the Banks to make or maintain Offshore Rate Loans, as the case may be, hereunder shall be suspended until the Administrative Agent upon the instruction of the Majority Banks revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Company does not revoke such Notice, the Banks shall make, convert or continue the Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Loans shall be made, converted or continued as Base Rate Loans instead of Offshore Rate Loans.

4.06 Reserves on Offshore Rate Loans. To the extent not included in the Offshore Rate, the Company shall pay to each Bank, as long as such Bank shall be required under regulations of the FRB to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional costs on the unpaid principal amount of each Offshore Rate Loan equal to the actual costs of such reserves allocated to such Loan by the Bank (as determined by the Bank in good faith, which determination shall be conclusive), payable on each date on which interest is payable on such Loan, provided the Company shall have received at least 15 days' prior written notice (with a copy to the Administrative Agent) of such additional interest from the Bank. If a Bank fails to give notice 15 days prior to the relevant Interest Payment Date, such additional interest shall be payable 15 days from receipt of such notice.

4.07 Certificates of Banks. Any Bank claiming reimbursement or compensation under this Article IV shall deliver to the Company (with a copy to the Administrative Agent) a certificate setting forth in reasonable detail the amount payable to the Bank hereunder and such certificate shall be conclusive and binding on the Company in the absence of manifest error.

4.08  Substitution of Banks.  Upon the receipt by the Company from any Bank
(an "Affected Bank") of a claim for compensation under Section 4.03, the
     -------- ----
Company may: (i) request the Affected Bank to use its best efforts to obtain a replacement bank or financial institution satisfactory to the Company to acquire and assume all or a ratable part of all of such Affected Bank's Loans and Commitment (a "Replacement Bank"); (ii) request one more of the other Banks
                   ----------- ----
to acquire and assume all or part of such Affected Bank's Loans and Commitment; or (iii) designate a Replacement Bank. Any such designation of a Replacement Bank under clause (i) or (iii) shall be subject to the prior written consent of the Administrative Agent (which consent shall not be unreasonably withheld).

4.09 Survival. The agreements and obligations of the Company in this Article IV shall survive the payment of all other Obligations.

                                   ARTICLE V

                             CONDITIONS PRECEDENT

5.01 Conditions of Initial Credit Extensions. The obligation of each Bank to make its initial Credit Extension hereunder is subject to the condition that the Administrative Agent shall have received on or before the Effective Date all of the following, in form and substance satisfactory to the Administrative Agent and each Bank, and in sufficient copies for each Bank:

(a) Credit Agreement and Notes. This Agreement and the Notes executed by each party thereto;

(b) Subsidiary Guaranties. Subsidiary Guaranties duly executed by MEMC and Hub City, Inc.;

(c) Resolutions; Incumbency

(i) Copies of the resolutions of the board of directors of the Company and each Subsidiary Guarantor authorizing the transactions contemplated hereby (including, in the case of the Company and MEMC, the MEMC Acquisition), certified as of the Closing Date by the Secretary or an Assistant Secretary of such Person; and

(ii) A certificate of the Secretary or Assistant Secretary of the Company and each Subsidiary Guarantor certifying the names and true signatures of the officers of the Company or the Subsidiary Guarantor authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered by it hereunder;

(d) Organization Documents; Good Standing. Each of the following documents:

(i) the articles or certificate of incorporation and the bylaws of the Company and each Subsidiary Guarantor as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of the Company or such Subsidiary Guarantor as of the Closing Date; and

(ii) a good standing certificate for the Company and each Subsidiary Guarantor from the Secretary of State (or similar, applicable Governmental Authority) of its state of incorporation and each state where the Company or such Subsidiary Guarantor is qualified to do business as a foreign corporation as of a recent date, together (unless the applicable good standing certificate is dated within 21 calendar days of the Closing Date) with a bring-down certificate by facsimile, dated the Closing Date;

(e) Legal Opinion. An opinion of Baker & McKenzie, special counsel to the Company and the Subsidiary Guarantors and addressed to the Administrative Agent, the Documentation Agent and the Banks, substantially in the form of Exhibit D.
---------

(f) Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with Attorney Costs of the Documentation Agent to the extent invoiced prior to or on the Closing Date, plus such additional amounts of Attorney Costs as shall constitute the Documentation Agent's reasonable estimate of Attorney Costs incurred or to be incurred by it through the closing proceedings (provided that such estimate shall not thereafter preclude final settling of accounts between the Company and the Documentation Agent); including any such costs, fees and expenses arising under or referenced in Sections 2.10 and 10.04;

(g) Certificate. A certificate signed by a Responsible Officer, dated as of the Closing Date, stating that:

(i) the representations and warranties contained in Article VI are true and correct on and as of such date, as though made on and as of such date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date);

(ii) no Default or Event of Default exists or would result from the Credit Extension; and

(iii) there has occurred since December 31, 1996, no event or circumstance that has resulted or could reasonably be expected to result in a Material Adverse Effect; and

(h) Closing Conditions Related to MEMC Acquisition.

(i) Copies, certified by the Secretary of the Company to be true and correct, of the MEMC Acquisition Documents.

(ii) Evidence satisfactory to the Administrative Agent and the Banks that, concurrently with the making of the Revolving Loans on the Closing Date, the Articles of Merger (as defined in Section 1.3 of the Merger Agreement) are being filed with the Wisconsin Department of Financial Institutions.

(iii) A certificate signed by a Responsible Officer, dated as of the Closing Date, (a) stating that all of the conditions set forth in Sections 8.1 and 8.3 of the Merger Agreement have been satisfied or waived by the Company and identifying the closing conditions, if any, which the Company waived and
(b) stating the percentage of the outstanding stock of MEMC with respect to which the owners have delivered to MEMC a written notice to demand payment pursuant to Wisconsin Statutes Section 180.1321 (after deducting any shares of such stock with respect to which such owners have withdrawn such notice or otherwise waived or forfeited their appraisal rights).

(iv) Evidence satisfactory to the Administrative Agent and the Banks establishing that (a) the percentage referred to in clause (iii)(b) above does not exceed 10% and (b) the "Purchase Price" (as defined in the Merger Agreement) does not exceed $280,000,000.

(v) Evidence satisfactory to the Administrative Agent and the Banks of the Company's capital contributions to R-B Acquisition Corp. and Hub City, Inc.

(vi) Copies, certified by the Secretary of the Company to be true and correct, of the loan agreement and related documents evidencing the loan from Hub City, Inc. to R-B Acquisition Corp.

(i) Other Documents. Such other approvals, opinions, documents or materials as the Administrative Agent, the Documentation Agent or any Bank may reasonably request.

5.02 Conditions to All Credit Extensions. The obligation of each Bank to make any Revolving Loan to be made by it (including its initial Revolving Loan) or to continue or convert any Revolving Loan under Section 2.04 and the obligation of the Issuing Bank to Issue any Letter of Credit (including the initial Letter of Credit) is subject to the satisfaction of the following conditions precedent on the relevant Borrowing Date, Conversion/Continuation Date or Issuance Date:

(a) Notice, Application. The Administrative Agent shall have received (with, in the case of the initial Revolving Loan only, a copy for each Bank) a Notice of Borrowing or a Notice of Conversion/Continuation, as applicable or in the case of any Issuance of any Letter of Credit, the Issuing Bank and the Administrative Agent shall have received an L/C Application or L/C Amendment Application, as required under Section 3.02;

(b) Continuation of Representations and Warranties. The representations and warranties in Article V shall be true and correct on and as of such Borrowing Date or Conversion/Continuation Date or Issuance Date with the same effect as if made on and as of such Borrowing Date or Conversion/Continuation Date or Issuance Date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date); and

(c) No Existing Default. No Default or Event of Default shall exist or shall result from such Borrowing or continuation or conversion or Issuance.

Each Notice of Borrowing, Notice of Conversion/Continuation and L/C Application or L/C Amendment Application submitted by the Company hereunder shall constitute a representation and warranty by the Company hereunder, as of the date of each such notice and as of each Borrowing Date, Conversion/Continuation Date, or Issuance Date, as applicable, that the conditions in this Section 5.02 are satisfied.

                                 ARTICLE VI

                       REPRESENTATIONS AND WARRANTIES

The Company represents and warrants to the Administrative Agent and each Bank that:

6.01 Corporate Existence and Power. The Company, each of its Material Subsidiaries and each Subsidiary Guarantor:

(a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation;

(b) has the power and authority and all material governmental licenses, authorizations, consents and approvals to own its material assets, carry on its business in all material respects in the manner that they currently conduct such business and to execute, deliver, and perform its obligations under the Loan Documents;

(c) is duly qualified as a foreign corporation and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license except to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect; and

(d)  except as specifically disclosed in Schedule 6.01(d), is in compliance in
                                         ----------------
all material respects with all Requirements of Law.

6.02 Corporate Authorization; No Contravention. The execution, delivery and performance by the Company and the Subsidiary Guarantors of this Agreement and each other Loan Document to which the Company or a Subsidiary Guarantor is party, have been duly authorized by all necessary corporate action, and do not and will not:

(a)  contravene the terms of any of that Person's Organization Documents;

(b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation in an amount exceeding $500,000 to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or

(c)  violate any Requirement of Law.

6.03 Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Company or any of its Subsidiaries of the Agreement or any other Loan Document.

6.04 Binding Effect. This Agreement and each other Loan Document to which the Company or a Subsidiary Guarantor is a party constitute the legal, valid and binding obligations of the Company and such Subsidiary Guarantor to the extent it is a party thereto, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

6.05  Litigation.  Except as specifically disclosed in Schedule 6.05, there are
                                                       -------------
no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Company, a Subsidiary Guarantor, or a Material Subsidiary or any of their respective properties which:

(a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or

(b) as to which it is more likely than not that an adverse determination will result, which determination would reasonably be expected to have a Material Adverse Effect.

No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement, any other Loan Document or any of the MEMC Acquisition Documents, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

6.06 No Default. No Default or Event of Default exists or would result from the incurring of any Obligations by the Company, excluding any Default or Event of Default arising as a result of any default or event of default under any evidence of the Company s Indebtedness listed on Schedule 8.05 provided that no other defaults or events of default occur under such Indebtedness and such Indebtedness is satisfied in full on or before October 15, 1997. As of the Closing Date, neither the Company, any Subsidiary Guarantor nor any Material Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect, or that would, if such default had occurred after the Closing Date, create an Event of Default under subsection 9.01(e).

6.07  ERISA Compliance.  Except as specifically disclosed in Schedule 6.07:

(a) Each Plan (other than a Multiemployer Plan) is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code (other than a Multiemployer Plan) has received a favorable determination letter from the IRS and to the best knowledge of the Company, nothing has occurred which would cause the loss of such qualification. The Company and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code. No application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made by the Company, any Material Subsidiary or any Subsidiary Guarantor with respect to any Plan (other than a Multiemployer Plan). The Company and each ERISA Affiliate has made all required contributions to any Multiemployer Plan to the extent required by any applicable collective bargaining agreements.

(b) There are no pending or, to the best knowledge of Company, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan (other than a Multiemployer Plan) which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan (other than a Multiemployer Plan) by the Company, any Material Subsidiary or any Subsidiary Guarantor which has resulted or could reasonably be expected to result in a Material Adverse Effect.

(c)  (i) No ERISA Event has occurred or is reasonably expected to occur;
(ii) no Pension Plan (other than a Multiemployer Plan) has any Unfunded Pension Liability in excess of $1,000,000; (iii) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than a Multiemployer
Plan) (other than premiums due and not delinquent under Section 4007 of ERISA);
(iv) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan in excess of $1,000,000; and (v) neither the Company nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

6.08 Use of Proceeds; Margin Regulations. The proceeds of the Loans are to be used solely for the purposes set forth in and permitted by Section 7.12 and
Section 8.07. Neither the Company nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

6.09  Title to Properties.  Except as specifically disclosed in Schedule 6.09,
                                                                -------- ----
the Company, each Subsidiary Guarantor and each Material Subsidiary have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of the Closing Date, the property of the Company, each Subsidiary Guarantor and each Material Subsidiary is subject to no Liens, other than Permitted Liens.

6.10  Taxes. Except as specifically disclosed in Schedule 6.10, the Company,
                                                 -------- ----
each Subsidiary Guarantor and each Material Subsidiary have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. To the best knowledge of the Company, there is no proposed tax assessment against the Company, any Subsidiary Guarantor or any Material Subsidiary that would, if made, have a Material Adverse Effect.

6.11 Financial Condition. (a) The audited consolidated financial statements of the Company and its Subsidiaries dated December 31, 1996, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal year ended on that date:

(i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein

(ii) fairly present the financial condition of the Company and its Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

(iii) except as specifically disclosed in Schedule 6.11, show all material indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof that are required to be reflected or reserved against in accordance with GAAP, including liabilities for taxes, material commitments and Contingent Obligations.

(b)  Since December 31, 1996 there has been no Material Adverse Effect.

(c) The Company has furnished to the Administrative Agent and the Banks a pro forma balance sheet of the Company and its consolidated Subsidiaries, reflecting the MEMC Acquisition, dated as of February 28, 1997 (the "Pro Forma
                                                                     ---------
Balance Sheet").  To the best knowledge of the Company, after taking into
-------------
account the MEMC Acquisition, the Pro Forma Balance Sheet fairly presents the assets, liabilities and financial condition of the Company and its consolidated Subsidiaries and there are no omissions from the Pro Forma Balance Sheet, or other facts and circumstances not reflected in the Pro Forma Balance Sheet, which would be material under GAAP.

6.12 Environmental Matters. The Company conducts in the ordinary course of business a review of the effect of existing Environmental Laws (excluding health, safety and land use matters) and existing Environmental Claims (excluding health, safety and land use matters) on its business, operations and properties, and as a result thereof the Company has reasonably concluded that such Environmental Laws and Environmental Claims, including those specifically disclosed in Schedule 6.12, could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

6.13 Regulated Entities. None of the Company, any Person controlling the Company, or any Subsidiary, is an "Investment Company" within the meaning of the Investment Company Act of 1940. The Company is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

6.14 No Burdensome Restrictions. Neither the Company, any Subsidiary Guarantor nor any Material Subsidiary is a party to or bound by any Contractual Obligation, or subject to any restriction in any Organization Document, or any Requirement of Law, which (a) could reasonably be expected to have a Material Adverse Effect or (b) restricts or limits in any way the ability of a Subsidiary Guarantor or a Material Subsidiary to declare or pay dividends to its shareholder(s); provided, however, that the representations and warranties contained in this Section 6.14, as they relate to MEMC, shall be limited to matters within the best knowledge of the Company.

6.15 Copyrights, Patents, Trademarks and Licenses, etc. Except as specifically disclosed in Schedule 6.15, the Company, its Material Subsidiaries and the
             -------------
Subsidiary Guarantors own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Company, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Company or any Subsidiary infringes upon any rights held by any other Person. Except as specifically disclosed in Schedule 6.05, no claim or litigation
                                    -------------
regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Company, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect. Notwithstanding the foregoing, the representations and warranties contained in this Section 6.15, as they relate to MEMC, shall be limited to matters within the best knowledge of the Company.

6.16 Subsidiaries. As of the Closing Date and after giving effect to the MEMC Acquisition, the Company has no Subsidiaries other than those specifically disclosed in part (a) of Schedule 6.16 hereto and has no equity investments in
                         -------------
any other corporation or entity (including investments in Joint Ventures) other than those specifically disclosed in part (b) of Schedule 6.16.
                                                 -------------

6.17  Insurance.  Except as specifically disclosed in Schedule 6.17, the
                                                      -------------
properties of the Company, its Material Subsidiaries and the Subsidiary Guarantors are insured with financially sound and reputable insurance companies not Affiliates of the Company, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Company, such Subsidiary Guarantor or such Material Subsidiary operates.

6.18 Swap Obligations. Neither the Company nor any of its Subsidiaries has incurred any outstanding obligations under any Swap Contracts, other than Permitted Swap Obligations. The Company has undertaken its own independent assessment of its consolidated assets, liabilities and commitments and has considered appropriate means of mitigating and managing risks associated with such matters and has not relied on any swap counterparty or any Affiliate of any swap counterparty in determining whether to enter into any Swap Contract.

    6.19 Full Disclosure. None of the representations or warranties made by the Company or any Subsidiary Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Company or any Subsidiary Guarantor in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Company to the Banks prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered; provided, however, that the representations and warranties contained in this Section 6.19, as they relate to MEMC, shall be limited to matters within the best knowledge of the Company.

                                 ARTICLE VII

                            AFFIRMATIVE COVENANTS

So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Majority Banks waive compliance in writing:

7.01 Financial Statements. The Company shall deliver to the Administrative Agent, in form and detail satisfactory to the Administrative Agent and the Majority Banks, with sufficient copies for each Bank:

(a) as soon as available, but not later than 90 days after the end of each fiscal year, a copy of the audited consolidated balance sheet of the Company and its Subsidiaries as at the end of such year and the related consolidated statements of income or operations, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the opinion of Arthur Andersen LLP or another nationally-recognized independent public accounting firm ("Independent
                                                                   -----------
Auditor") which report shall state that such consolidated financial statements
-------
present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified or limited because of a restricted or limited examination by the Independent Auditor of any material portion of the Company's or any Subsidiary's records;

(b) as soon as available, but not later than 60 days after the end of each of the first three fiscal quarters of each fiscal year, a copy of the unaudited consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by a Responsible Officer as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments), the financial position and the results of operations of the Company and the Subsidiaries; and

(c) (i) within 21 days of the Closing Date, combined balance sheet of the Company and MEMC, dated as of the Closing Date, but without purchasing accounting adjustments and (ii) within 45 days and simultaneously with the delivery of the financial statements to the SEC, combined balance sheet of the Company and MEMC with preliminary purchase accounting adjustments, in each case certified by a Responsible Officer as fairly representing, in accordance with GAAP (subject to ordinary good faith year-end adjustments), the financial position of the Company and MEMC.

7.02 Certificates; Other Information. The Company shall furnish to the Administrative Agent, with sufficient copies for each Bank:

(a) concurrently with the delivery of the financial statements referred to in subsection 7.01(a), a certificate of the Independent Auditor stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate;

(b) concurrently with the delivery of the financial statements referred to in subsections 7.01(a) and (b), a Compliance Certificate executed by a Responsible Officer;

(c) promptly, copies of all financial statements and reports that the Company sends to its shareholders, and copies of all financial statements and regular, periodical or special reports (including Forms 10K, 10Q and 8K) that the Company or any Subsidiary may make to, or file with, the SEC within 15 days after such filing; and

(d) if the Applicable Margin and Commitment Fee Percentage are to be determined on a monthly basis, a certificate containing the computations necessary to establish the Applicable Margin and Commitment Fee Percentage, in form and detail acceptable to the Administrative Agent and the Banks, within 20 days after the end of each month; and

(e) promptly, such additional information regarding the business, financial or corporate affairs of the Company or any Subsidiary as the Administrative Agent, at the request of any Bank, may from time to time reasonably request.

7.03 Notices. The Company shall promptly notify the Administrative Agent and each Bank:

(a) of the occurrence of any Default or Event of Default, and of the occurrence or existence of any event or circumstance that likely will become a Default or Event of Default;

(b) of any matter that has resulted or may result in a Material Adverse Effect, including (i) breach or non-performance of, or any default under, a Contractual Obligation of the Company or any Material Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the Company or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Company or any Subsidiary; including pursuant to any applicable Environmental Laws;

(c) of the occurrence of any of the following events affecting the Company or any ERISA Affiliate (but in no event more than 10 days after such event), and deliver to the Agent and each Bank a copy of any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Company or any ERISA Affiliate with respect to such event:

(i)  an ERISA Event;

(ii)  a material increase in the Unfunded Pension Liability of any Pension Plan;

(iii) the adoption of, or the commencement of contributions to, any Plan subject to Section 412 of the Code by the Company or any ERISA Affiliate; or

(iv) the adoption of any amendment to a Plan subject to Section 412 of the Code, if such amendment results in a material increase in contributions or Unfunded Pension Liability.

(d) of any material change in accounting policies or financial reporting practices by the Company or any of its consolidated Subsidiaries;

(e) upon the request from time to time of the Administrative Agent, the Swap Termination Values, together with a description of the method by which such values were determined, relating to any then-outstanding Swap Contracts to which the Company or any of its Subsidiaries is party; and

(f) upon the request from time to time of the Administrative Agent, the outstanding principal balance of the loan from Hub City, Inc. to MEMC.

Each notice under subsections 7.03(a), (b), (c) and (d) of this Section shall be accompanied by a written statement by a Responsible Officer setting forth details of the occurrence referred to therein, and stating what action the Company or any affected Subsidiary proposes to take with respect thereto and at what time. Each notice under subsection 7.03(a) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been (or likely will be) breached or violated.

7.04 Preservation of Corporate Existence, Etc. The Company shall, and shall cause each Material Subsidiary to:

(a) preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation;

(b) preserve and maintain in full force and effect all governmental rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the normal conduct of its business except in connection with transactions permitted by Section 8.03 and sales of assets permitted by Section 8.02;

(c) use reasonable efforts, in the ordinary course of business, to preserve its business organization and goodwill; and

(d) preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

7.05 Maintenance of Property. The Company shall maintain, and shall cause each Material Subsidiary to maintain, and preserve all its property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect, except as permitted by Section
8.02. The Company and each Material Subsidiary shall use the standard of care typical in the industry in the operation and maintenance of its facilities.

7.06 Insurance. The Company shall maintain, and shall cause each Material Subsidiary to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons except where the failure to do so could not reasonably be expected to have a Material Adverse Effect.

7.07 Payment of Obligations. The Company shall, and shall cause each Material Subsidiary to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, including:

(a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are being maintained by the Company or such Material Subsidiary;

(b) all lawful claims which, if unpaid, would by law become a Lien upon its property; and

(c) all Indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

7.08 Compliance with Laws. The Company shall comply, and shall cause each Subsidiary to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act), except such as may be contested in good faith or as to which a bona fide dispute may exist.

7.09 Compliance with ERISA. The Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.

7.10 Inspection of Property and Books and Records. The Company shall maintain and shall cause each Subsidiary to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Company and such Subsidiary. The Company shall permit, and shall cause each Subsidiary to permit, representatives and independent contractors of the Administrative Agent or any Bank to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Company; provided, however, when an Event of Default exists the Administrative
         -----------------
Agent or any Bank may do any of the foregoing at the expense of the Company at any time during normal business hours and without advance notice.

7.11 Environmental Laws. The Company shall, and shall cause each Subsidiary to, conduct its operations and keep and maintain its property in compliance in all material respects with all Environmental Laws.

7.12 Use of Proceeds. The Company shall use the proceeds of the Loans to finance the MEMC Acquisition (by capital contributions to R-B Acquisition Corp. and Hub City, Inc.), any Acquisition permitted under Section 8.04(e) and for working capital and other general corporate purposes not in contravention of any Requirement of Law or of any Loan Document.

7.13 Limitations on Non-Material Subsidiaries. The Company shall designate a Subsidiary (or Subsidiaries, as necessary) as a Material Subsidiary in order to prevent (a) the total revenues of all Subsidiaries which are not Material Subsidiaries for the preceding four fiscal quarter period from equaling or exceeding 20% of the total revenues of the Company and all its Subsidiaries during such period or (b) the total net book value of the assets of all Subsidiaries which are not Material Subsidiaries, as of the last day of the preceding fiscal quarter, from equaling or exceeding 20% of the total net book value of the assets of the Company and all its Subsidiaries as of such date, in each case based upon the Company s most recent annual or quarterly financial statements delivered to the Administrative Agent under Section 7.01.

                                ARTICLE VIII

                             NEGATIVE COVENANTS

So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Majority Banks waive compliance in writing:

8.01 Limitation on Liens. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist, or enter into any agreement with a third party not to create, any Lien upon or with respect to any part of its property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):
                                                        --------- -----

(a) any Lien existing on property of the Company or any Subsidiary on the Closing Date securing Indebtedness outstanding on such date, provided that the Indebtedness secured thereby does not exceed $3,000,000 in the aggregate;

(b)  any Lien created under any of the Loan Documents;

(c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that non-payment thereof is permitted by Section 7.07, provided that no notice of lien has been filed or recorded under the Code;

(d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property subject thereto;

(e) Liens (other than any Lien imposed by ERISA) consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

(f) Liens on the property of the Company or its Subsidiary securing (i) the non-delinquent performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, (ii) contingent obligations on surety and appeal bonds, and (iii) other non-delinquent obligations of a like nature; in each case, incurred in the ordinary course of business, provided all such Liens in the aggregate would not (even if enforced) cause a Material Adverse Effect;

(g) Liens consisting of judgment or judicial attachment liens, provided that the enforcement of such Liens is effectively stayed and all such liens in the aggregate at any time outstanding for the Company and its Subsidiaries do not exceed $2,000,000;

(h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Company and its Subsidiaries;

(i) Liens on assets of corporations which become Subsidiaries after the date of this Agreement, provided, however, that such Liens existed at the time the
                   -----------------
respective corporations became Subsidiaries and were not created in anticipation thereof;

(j) purchase money security interests on any property acquired or held by the Company or its Subsidiaries in the ordinary course of business, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such property; provided that (i) any such Lien
                                        -------------
attaches to such property concurrently with or within 20 days after the acquisition thereof, (ii) such Lien attaches solely to the property so acquired in such transaction, (iii) the principal amount of the debt secured thereby does not exceed 100% of the cost of such property, and (iv) the principal amount of the Indebtedness secured by any and all such purchase money security interests, together with Indebtedness permitted under subsection 8.05(d), shall not at any time exceed $10,000,000;

(k) Liens securing obligations in respect of capital leases on assets subject to such leases, provided that such capital leases are otherwise permitted hereunder;

(l) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash
             -------------
collateral account and is not subject to restrictions against access by the Company in excess of those set forth by regulations promulgated by the FRB, and (ii) such deposit account is not intended by the Company or any Subsidiary to provide collateral to the depository institution; and

(m) Liens consisting of pledges of cash collateral or government securities to secure on a mark-to-market basis Permitted Swap Obligations only, provided that
(i) the counterparty to any Swap Contract relating to such Permitted Swap Obligation is under a similar requirement to deliver similar collateral from time to time to the Company or the Subsidiary party thereto on a mark-to-market basis; and (ii) the aggregate value of such collateral so pledged by the Company and the Subsidiaries together in favor of any counterparty does not at any time exceed $1,000,000 and, together with the Indebtedness permitted under Sections 8.01(i) and (j) and Section 8.05(d), does not exceed $10,000,000.

8.02 Disposition of Assets. The Company shall not, and shall not suffer or permit any Material Subsidiary to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except:

(a) dispositions of inventory, or used, worn-out or surplus equipment, all in the ordinary course of business;

(b) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of similar replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

(c) dispositions of inventory and equipment by the Company or any Subsidiary to the Company or any domestic Subsidiary pursuant to reasonable business requirements;

(d) dispositions not otherwise permitted hereunder which are made for fair market value; provided, that (i) at the time of any disposition, no Event of
              --------
Default shall exist or shall result from such disposition, (ii) the aggregate sales price from such disposition shall be paid in cash or by a promissory note payable to the Company or the selling Subsidiary in form and substance acceptable to the Majority Banks (provided that the aggregate outstanding
                                  --------
principal balance of all such promissory notes shall not exceed $10,000,000 at any time), and (iii) as of the date of each disposition, the aggregate value of all assets so sold by the Company and its Subsidiaries, together, from and after the Closing Date shall not exceed an amount equal to 25% of the total assets of the Company and its Subsidiaries as shown on the balance sheet for the most recent fiscal quarter then ended.

8.03 Consolidations and Mergers. The Company shall not, and shall not suffer or permit any Subsidiary to, merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except:

(a) any Subsidiary may merge with the Company, provided that the Company shall be the continuing or surviving corporation, or with any one or more Subsidiaries, provided that if any transaction shall be between a Subsidiary and a Wholly-Owned Subsidiary, the Wholly-Owned Subsidiary shall be the continuing or surviving corporation;

(b) any Subsidiary may sell all or substantially all of its assets (upon voluntary liquidation or otherwise), to the Company or another Wholly-Owned Subsidiary; and

(c) the merger between R-B Acquisition Corp. and MEMC to effect the MEMC Acquisition.

8.04 Loans and Investments. The Company shall not purchase or acquire, or suffer or permit any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company (together, "Investments"), except for:
                                         -----------

(a) Investments held by the Company or Subsidiary in the form of cash equivalents or short term marketable securities, provided that the aggregate fair market value of all noninvestment grade and short-term marketable securities shall not exceed $1,000,000;

(b) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;

(c) extensions of credit by the Company to any of its Wholly-Owned Subsidiaries or by any of its Wholly-Owned Subsidiaries to another of its Wholly-Owned Subsidiaries, provided that the aggregate unpaid principal amount of extensions of credit by the Company and Material Subsidiaries to

Subsidiaries which are not Material Subsidiaries shall not at any time exceed 5% of the Net Worth of the Company and its consolidated Subsidiaries based upon the most recent annual or quarterly financial statements delivered to the Administrative Agent under Section 7.01 and provided further, there shall be no limitation on accounts receivable arising from the sale or lease of goods or services in the ordinary course of business provided that no account receivable may be outstanding more than 90 days;

(d) extensions of credit by the Company or any Subsidiary to any of its officers or employees, provided that the aggregate unpaid principal amount of all such extensions of credit outstanding at any time shall not exceed $2,000,000 at any time;

(e)  Investments incurred in order to consummate Acquisitions, provided that
                                                               --------
(i) the Company provides 15 days advance written notice of such Acquisition to the Agent accompanied by pro forma financial information reflecting such Acquisition which indicates that the consummation of such Acquisition will not result in a violation of the covenants set forth in sections 8.14, 8.15 and 8.16; (ii) such Acquisitions are undertaken in accordance with all applicable Requirements of Law; (iii) the prior, effective written consent or approval to such Acquisition of the board of directors or equivalent governing body of the acquiree is obtained; (iv) no Default or Event of Default then exists or would be created thereby; (v) such Acquisition is in a related or compatible line of business; (vi) the aggregate consideration paid (whether as cash payments, debt assumed or issued, fees or otherwise, excluding equity) for all such Acquisitions occurring after the Closing Date (excluding the consideration paid to consummate the MEMC Acquisition) shall not exceed [a] $50,000,000 during the 12-month period following the Closing Date and [b] thereafter (including any Acquisition permitted under clause (v)[a]), (1) $75,000,000 if the Leverage Ratio is greater than 2.00:1.00 either before or after giving effect thereto or
(2) $100,000,000 if the Leverage Ratio is less than or equal to 2.00:1.00 both before and after giving effect thereto (provided, however, that the permitted amount of aggregate consideration permitted to be paid under each clause of this subsection (vi) shall be reduced by the amount by which the aggregate Investments in Joint Ventures exceed $5,000,000); and (vii) if the aggregate consideration paid for an Acquisition exceeds $25,000,000, the resulting Subsidiary shall, within 10 Business Days after the consummation of the Acquisition, execute and deliver to the Administrative Agent a Subsidiary Guaranty together with such supporting documents as the Administrative Agent may reasonably request.

(f) Investments in Joint Ventures not exceeding $25,000,000 as to all such Investments in the aggregate; and

(g) subject to the limitation in Section 8.05(f), Investments constituting Permitted Swap Obligations or payments or advances under Swap Contracts relating to Permitted Swap Obligations.

8.05 Limitation on Indebtedness. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

(a)  Indebtedness incurred pursuant to this Agreement;

(b)  Indebtedness consisting of Contingent Obligations permitted pursuant to
Section 8.08;

(c)  Indebtedness existing on the Closing Date and set forth in Schedule 8.05;
                                                                -------------
(d) Indebtedness secured by Liens permitted by subsection 8.01(i), (j) and (m) in an aggregate amount outstanding (together with Indebtedness under capital leases permitted under Section 8.10(d)) not to exceed $10,000,000 at any time;

(e)  Indebtedness incurred in connection with leases permitted pursuant to
Section 8.10;

(f) unsecured Indebtedness not otherwise permitted under this Section 8.05 in an aggregate principal amount (together with the Swap Termination Value of Permitted Swap Obligations) outstanding not exceeding $10,000,000 at any time; and

(g)  Indebtedness permitted under Section 8.04(c).

8.06 Transactions with Affiliates. The Company shall not, and shall not suffer or permit any Material Subsidiary to, enter into any transaction with any Affiliate of the Company, except upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Company or such Subsidiary, provided that Hub City, Inc. may loan an amount not
                            --------
exceeding $210,000,000 to R-B Acquisition Corp. in order to effect the MEMC Acquisition.

8.07 Use of Proceeds. (a) The Company shall not, and shall not suffer or permit any Subsidiary to, use any portion of the Loan proceeds or any Letter of Credit, directly or indirectly, (i) to purchase or carry Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Company or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act.

(b) The Company shall not, directly or indirectly, use any portion of the Loan proceeds or any Letter of Credit (i) knowingly to purchase Ineligible Securities from the Syndication Agent during any period in which the Syndication Agent makes a market in such Ineligible Securities, (ii) knowingly to purchase during the underwriting or placement period Ineligible Securities being underwritten or privately placed by the Syndication Agent, or (iii) to make payments of principal or interest on Ineligible Securities underwritten or privately placed by the Syndication Agent and issued by or for the benefit of the Company or any Affiliate of the Company. The Arranger is a registered broker-dealer and permitted to underwrite and deal in certain Ineligible Securities; and "Ineligible Securities" means securities which may not be
                 ---------------------
underwritten or dealt in by member banks of the Federal Reserve System under
Section 16 of the Banking Act of 1933 (12 U.S.C. Sec. 24, Seventh), as amended.

8.08 Contingent Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume or suffer to exist any Contingent Obligations except:

(a)  endorsements for collection or deposit in the ordinary course of business;

(b)  subject to the limits in Section 8.05(f), Permitted Swap Obligations;

(c) Contingent Obligations of the Company and its Subsidiaries existing as of the Closing Date and listed in Schedule 8.08; and
                               -------------
(d) Contingent Obligations incurred in the ordinary course of business and not exceeding (together with the Contingent Obligations described in Section 8.08(c)) at any time $10,000,000 in the aggregate in respect of the Company and its Subsidiaries together.

8.09 Joint Ventures. The Company shall not, and shall not suffer or permit any Subsidiary to enter into any Joint Venture, other than in the ordinary course of business, except Joint Ventures of the Company and its Subsidiaries listed in part (b) of Schedule 6.16.
                      -------------

8.10 Lease Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create or suffer to exist any obligations for the payment of rent for any property under lease or agreement to lease, except for:

(a)  leases of the Company and of Subsidiaries in existence on the Closing
Date;

(b) operating leases entered into by the Company or any Subsidiary after the Closing Date in the ordinary course of business;

(c) subject to the limits in Section 8.05(d), leases entered into by the Company or any Subsidiary after the Closing Date pursuant to sale-leaseback transactions permitted under subsection 8.02(d); and

(d) subject to the limits in Section 8.05(d), capital leases other than those permitted under clauses (a) and (c) of this Section, entered into by the Company or any Subsidiary after the Closing Date to finance the acquisition of equipment.

8.11 ERISA. The Company shall not, and shall not suffer or permit any of its ERISA Affiliates to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably expected to result in liability of the Company in an aggregate amount in excess of $1,000,000; or (b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

8.12 Change in Business. The Company shall not, and shall not suffer or permit any Material Subsidiary to, engage in any material line of business substantially different from those lines of business carried on by the Company and its Subsidiaries on the date hereof.

8.13 Accounting Changes. The Company shall not, and shall not suffer or permit any Subsidiary to, make any significant change in accounting treatment or reporting practices, except as permitted by GAAP, or change the fiscal year of the Company or of any Subsidiary.

8.14 Minimum Net Worth. The Company (on a consolidated basis with its Subsidiaries) shall not permit its Net Worth as of the end of each fiscal quarter to be less than (a) $135,000,000 plus (b) 50% of the Company's
                                         ----
cumulative net income (not to be reduced by losses) during the period commencing January 1, 1997 and ending on the Date of Determination plus (c) 75%
                                                                   ----
of the net proceeds of equity issued by the Company after January 1, 1997.

8.15 Maximum Leverage Ratio. The Company (on a consolidated basis with its Subsidiaries) shall not permit the Leverage Ratio as of the end of each fiscal quarter during the following periods to be greater than the corresponding ratios:

          Period                            Maximum Ratio
          ------                            -------------
     Closing Date through March 31, 1998       3.25:1.00
     April 1, 1998 through March 31, 1999      3.00:1.00
     Thereafter                                2.75:1.00

8.16 Minimum Interest Coverage Ratio. The Company (on a consolidated basis with its Subsidiaries) shall not permit the ratio of (a) EBIT for the preceding four fiscal quarters to (b) interest expense for the four preceding fiscal quarters, at the end of each fiscal quarter during the following periods to be less than the corresponding ratios:

            Period                            Minimum Ratio
            ------                            -------------
    Closing Date through March 31, 1998          3.50:1.00
    April 1, 1998 through March 31, 2000         3.75:1.00
    Thereafter                                   4.00:1.00

8.17 No Restrictions on Dividends. The Company shall not, and shall not permit any Material Subsidiary to, enter into or become bound by any agreement which limits or restricts the ability of a Material Subsidiary to declare or pay dividends to its shareholder(s).

                                  ARTICLE IX

                              EVENTS OF DEFAULT

9.01  Event of Default.  Any of the following shall constitute an "Event of
                                                                   --------
Default":
-------

(a) Non-Payment. The Company fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan or of any L/C Obligation, or
(ii) within five days after the same becomes due, any interest, fee or any other amount payable hereunder or under any other Loan Document; or

(b) Representation or Warranty. Any representation or warranty by the Company or any Subsidiary Guarantor made or deemed made herein, in any other Loan Document, or which is contained in any certificate, document or financial or other statement by the Company, any Subsidiary Guarantor, or any Responsible Officer, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or

(c) Specific Defaults. The Company fails to perform or observe any term, covenant or agreement contained in any of (i) Section 7.01, 7.02(a) or 7.02(b) and such failure continues uncured for a period of five days, or (ii) Section 7.02(c)-(e), 7.03, 7.06, 7.07, 7.08, 7.09 or 7.11 or in Article VIII; or

(d) Other Defaults. The Company or any Subsidiary Guarantor fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of 25 days after the earlier of (i) the date upon which a Responsible Officer knew or reasonably should have known of such failure or (ii) the date upon which written notice thereof is given to the Company by the Administrative Agent or any Bank; or

(e) Cross-Acceleration. The Company or any Material Subsidiary fails to make any payment in respect of any Indebtedness or Contingent Obligation or fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, if the effect of such failure, event or condition is to cause or result in such Indebtedness becoming due and payable prior to its stated maturity, or such Contingent Obligation becoming payable or cash collateral in respect thereof to be demanded, or such Indebtedness becomes due and payable at its stated maturity and is not repaid in full on the maturity date; or

(f) Insolvency; Voluntary Proceedings.  The Company or any Material Subsidiary
(i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise;
(ii) voluntarily ceases to conduct its business in the ordinary course;
(iii) commences any Insolvency Proceeding with respect to itself; or (iv) takes any action to effectuate or authorize any of the foregoing; or

(g) Involuntary Proceedings. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Company or any Material Subsidiary, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Company's or any Material Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Company or any Material Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or (iii) the Company or any Material Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or

(h) ERISA. (i) An ERISA Event shall occur with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Company under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $1,000,000; the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $1,000,000; or (iii) the Company or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $1,000,000; or

(i) Monetary Judgments. One or more non-interlocutory judgments, non-interlocutory orders, decrees or arbitration awards is entered against the Company or any Subsidiary involving in the aggregate a liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of $2,000,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 30 days after the entry ; or

(j) Non-Monetary Judgments. Any non-monetary judgment, order or decree is entered against the Company or any Material Subsidiary which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

(k) Change of Control.  There occurs any Change of Control; or

(l) Adverse Change.  There occurs a Material Adverse Effect; or

(m) Subsidiary Guarantor Defaults. A Subsidiary Guarantor fails in any material respect to perform or observe any term, covenant or agreement in the Subsidiary Guaranty; or the Subsidiary Guaranty is for any reason partially (including with respect to future advances) or wholly revoked or invalidated, or otherwise ceases to be in full force and effect, or a Subsidiary Guarantor or any other Person contests in any manner the validity or enforceability thereof or denies that it has any further liability or obligation thereunder; or any event described at subsections (f) or (g) of this Section occurs with respect to a Subsidiary Guarantor.

9.02 Remedies. If any Event of Default occurs, the Administrative Agent shall, at the request of, or may, with the consent of, the Majority Banks,

(a) declare the commitment of each Bank to make Loans and any obligation of the Issuing Bank to Issue Letters of Credit to be terminated, whereupon such commitments and obligation shall be terminated;

(b) declare an amount equal to the maximum aggregate amount that is or at any time thereafter may become available for drawing under any outstanding Letters of Credit (whether or not any beneficiary shall have presented, or shall be entitled at such time to present, the drafts or other documents required to draw under such Letters of Credit) to be immediately due and payable, and declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and

(c) exercise on behalf of itself and the Banks all rights and remedies available to it and the Banks under the Loan Documents or applicable law;

provided, however, that upon the occurrence of any event specified in
--------  -------
subsection (f) or (g) of Section 9.01 (in the case of clause (i) of subsection
(g) upon the expiration of the 60-day period mentioned therein), the obligation of each Bank to make Loans and any obligation of the Issuing Bank to Issue Letters of Credit shall automatically terminate and the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable without further act of the Administrative Agent, the Issuing Bank or any Bank.

9.03 Rights Not Exclusive. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.

9.04 Certain Financial Covenant Defaults. In the event that, after taking into account any extraordinary charge to earnings taken or to be taken as of the end of any fiscal period of the Company (a "Charge"), and if solely by
                                                ------
virtue of such Charge, there would exist an Event of Default due to the breach of any of Sections 8.14, 8.15 or 8.16 as of such fiscal period end date, such Event of Default shall be deemed to arise upon the earlier of (a) the date after such fiscal period end date on which the Company announces publicly it will take, is taking or has taken such Charge (including an announcement in the form of a statement in a report filed with the SEC) or, if such announcement is made prior to such fiscal period end date, the date that is such fiscal period end date, and (b) the date the Company delivers to the Administrative Agent its audited annual or unaudited quarterly financial statements in respect of such fiscal period reflecting such Charge as taken.

                                 ARTICLE X

                                 THE AGENT

10.01 Appointment and Authorization; "Administrative Agent". (a) Each Bank hereby irrevocably (subject to Section 10.09) appoints, designates and authorizes the Administrative Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Administrative Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Administrative Agent, the Documentation Agent and the Syndication Agent is not intended to connote any fiduciary or other implied
(or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

(b) The Issuing Bank shall act on behalf of the Banks with respect to any Letters of Credit Issued by it and the documents associated therewith until such time and except for so long as the Administrative Agent may agree at the request of the Majority Lenders to act for such Issuing Bank with respect thereto; provided, however, that the Issuing Bank shall have all of the
         --------  -------
benefits and immunities (i) provided to the Administrative Agent in this
Article X with respect to any acts taken or omissions suffered by the Issuing Bank in connection with Letters of Credit Issued by it or proposed to be Issued by it and the application and agreements for letters of credit pertaining to the Letters of Credit as fully as if the term "Administrative Agent", as used in this Article X, included the Issuing Bank with respect to such acts or omissions, and (ii) as additionally provided in this Agreement with respect to the Issuing Bank.

10.02 Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

10.03 Liability of Administrative Agent, Documentation Agent and Syndication Agent. None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by the Company or any Subsidiary or Affiliate of the Company, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by any Agent-Related Persons under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Company or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Company or any of the Company's Subsidiaries or Affiliates.

10.04 Reliance by Administrative Agent. (a) The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Majority Banks as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Majority Banks and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks.

(b)  For purposes of determining compliance with the conditions specified in
Section 5.01, each Bank that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Administrative Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Bank.

10.05 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Administrative Agent for the account of the Banks, unless the Administrative Agent shall have received written notice from a
Bank or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". The Administrative Agent will notify the Banks of its receipt of any such notice. The Administrative Agent shall take such action with respect to such Default or Event of Default as may be requested by the Banks in accordance with Article IX; provided, however, that unless and until the Administrative Agent has
    --------  -------
received any such request, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Banks.

10.06 Credit Decision. Each Bank acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by any Agent-Related Person hereinafter taken, including any review of the affairs of the Company and its Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Bank. Each Bank represents to the Administrative Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Company hereunder. Each Bank also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Company. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Administrative Agent, no Agent-Related Person shall have any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Company which may come into the possession of any of the Agent-Related Persons.

10.07 Indemnification of Agent-Related Persons. Whether or not the transactions contemplated hereby are consummated, the Banks shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do
so), pro rata, from and against any and all Indemnified Liabilities; provided,
                                                                     --------
however, that no Bank shall be liable for the payment to the Agent-Related
-------
Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank shall reimburse an Agent-Related Person upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by such Agent-Related Person in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that such Agent-Related Person is not reimbursed for such expenses by or on behalf of the Company. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Administrative Agent.

10.08 Administrative Agent in Individual Capacity. M&I and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Company and its Subsidiaries and Affiliates as though M&I were not the Administrative Agent or the Issuing Bank hereunder and without notice to or consent of the Banks. The Banks acknowledge that, pursuant to such activities, M&I or its Affiliates may receive information regarding the Company or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Company or such Subsidiary) and acknowledge that the Administrative Agent shall be under no obligation to provide such information to them. With respect to its Loans, M&I shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Administrative Agent or the Issuing Bank.

10.09 Successor Administrative Agent. The Administrative Agent may, and at the request of the Majority Banks shall, resign as Administrative Agent upon 30 days' notice to the Banks. If the Administrative Agent resigns under this Agreement, the Majority Banks shall appoint from among the Banks a successor agent for the Banks. If no successor agent is appointed prior to the effective date of the resignation of the Administrative Agent, the Administrative Agent may appoint, after consulting with the Banks and the Company, a successor agent from among the Banks. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Administrative Agent and the term " Administrative Agent" shall mean such successor agent and the retiring Administrative Agent's appointment, powers and duties as Administrative Agent shall be terminated. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this Article X and Sections 11.04 and
11.05 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement. If no successor agent has accepted appointment as Administrative Agent by the date which is 30 days following a retiring Administrative Agent's notice of resignation, the retiring Administrative Agent's resignation shall nevertheless thereupon become effective and the Banks shall perform all of the duties of the Administrative Agent hereunder until such time, if any, as the Majority Banks appoint a successor agent as provided for above. Notwithstanding the foregoing, however, M&I may not be removed as the Administrative Agent at the request of the Majority Banks unless M&I shall also simultaneously be replaced as "Issuing Bank" hereunder pursuant to documentation in form and substance reasonably satisfactory to M&I.

10.10 Withholding Tax. (a) If any Bank is a "foreign corporation, partnership or trust" within the meaning of the Code and such Bank claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Bank agrees with and in favor of the Administrative Agent, to deliver to the Administrative Agent:

(i) if such Bank claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, two properly completed and executed copies of IRS Form 1001 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

(ii) if such Bank claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Bank, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Bank and in each succeeding taxable year of such Bank during which interest may be paid under this Agreement; and

(iii) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

Such Bank agrees to promptly notify the Administrative Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

(b) If any Bank claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Bank sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to notify the Administrative Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Company to such Bank. To the extent of such percentage amount, the Administrative Agent will treat such Bank's IRS Form 1001 as no longer valid.

(c) If any Bank claiming exemption from United States withholding tax by filing IRS Form 4224 with the Administrative Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

(d) If any Bank is entitled to a reduction in the applicable withholding tax, the Administrative Agent may withhold from any interest payment to such Bank an amount equivalent to the applicable withholding tax after taking into account such reduction. However, if the forms or other documentation required by subsection (a) of this Section are not delivered to the Administrative Agent, then the Administrative Agent may withhold from any interest payment to such Bank not providing such forms or other documentation an amount equivalent to the applicable withholding tax imposed by Sections 1441 and 1442 of the Code, without reduction.

(e) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Administrative Agent did not properly withhold tax from amounts paid to or for the account of any Bank (because the appropriate form was not delivered or was not properly executed, or because such Bank failed to notify the Administrative Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Bank shall indemnify the Administrative Agent fully for all amounts paid, directly or indirectly, by the Administrative Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Administrative Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Banks under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Administrative Agent.

10.11 Documentation Agent; Co-Agents; Syndication Agent. None of the Persons identified on the facing page or signature pages of this Agreement as the Documentation Agent, a co-agent or the Syndication Agent shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, none of the Banks so identified shall have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on any of the Banks so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

                                  ARTICLE XI

                                 MISCELLANEOUS

11.01 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Company or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Majority Banks (or by the Administrative Agent at the written request of the Majority Banks) and the Company and acknowledged by the Administrative Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver,
                                      --------  -------
amendment, or consent shall, unless in writing and signed by all the Banks and the Company and acknowledged by the Administrative Agent, do any of the following:

(a) increase or extend the Commitment of any Bank (or reinstate any Commitment terminated pursuant to Section 9.02);

(b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Banks (or any of them) hereunder or under any other Loan Document;

(c) reduce the principal of, or the rate of interest specified herein on any Loan, or (subject to clause (iii) below) any fees or other amounts payable hereunder or under any other Loan Document;

(d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Banks or any of them to take any action hereunder; or

(e) amend this Section, or Section 2.14, or any provision herein providing for consent or other action by all Banks;

and, provided further, that (i) no amendment, waiver or consent shall, unless
     -------- -------
in writing and signed by the Issuing Bank in addition to the Majority Banks or all the Banks, as the case may be, affect the rights or duties of the Issuing Bank under this Agreement or any L/C-Related Document relating to any Letter of Credit Issued or to be Issued by it, (ii) no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Majority Banks or all the Banks, as the case may be, affect the rights or duties of the Administrative Agent under this Agreement or any other Loan Document, and (iii) the Fee Letters may be amended, or rights or privileges thereunder waived, in a writing executed by the parties thereto.

11.02 Notices. (a) Except for telephonic notices permitted under Section 2.03, all notices, requests, consents, approvals, waivers and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by the Company by facsimile (i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 11.02,
                                                           --------------
and (ii) shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on Schedule 11.02; or, as directed to the Company or the
                         --------------
Administrative Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Company and the Administrative Agent.

(b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the U.S. mail, or if delivered, upon delivery; except that notices pursuant to Article II, III or X to the Administrative Agent shall not be effective until actually received by the Administrative Agent, and notices pursuant to Article III to the Issuing Bank shall not be effective until actually received by the Issuing Bank at the address specified for the "Issuing Bank" on Schedule 11.02.
         --------------

(c) Any agreement of the Administrative Agent and the Banks herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company. The Administrative Agent and the Banks shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Company to give such notice and the Administrative Agent and the Banks shall not have any liability to the Company or other Person on account of any action taken or not taken by the Administrative Agent or the Banks in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans and L/C Obligations shall not be affected in any way or to any extent by any failure by the Administrative Agent and the Banks to receive written confirmation of any telephonic or facsimile notice or the receipt by the Administrative Agent and the Banks of a confirmation which is at variance with the terms understood by the Administrative Agent and the Banks to be contained in the telephonic or facsimile notice.

11.03 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

    11.04  Costs and Expenses.  The Company shall:

(a) whether or not the transactions contemplated hereby are consummated, pay or reimburse M&I (including in its capacity as Administrative Agent and Issuing
Bank) and the Documentation Agent within five Business Days after demand (subject to subsection 5.01(e)) for all costs and expenses incurred by M&I (including in its capacity as Administrative Agent and Issuing Bank) and the Documentation Agent in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including reasonable Attorney Costs incurred by M&I (including in its capacity as Administrative Agent and Issuing Bank) and the Documentation Agent with respect thereto; and

(b) pay or reimburse the Administrative Agent, the Syndication Agent and each Bank within five Business Days after demand (subject to subsection 5.01(e)) for all costs and expenses (including Attorney Costs) incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding).

11.05 Company Indemnification. Whether or not the transactions contemplated hereby are consummated, the Company shall indemnify, defend and hold the Agent-Related Persons, and each Bank and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities,
 ------------------
obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans, the termination of the Letters of Credit and the termination, resignation or replacement of the Agent or replacement of any
Bank) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or Letters of Credit or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities");
                                                     ----------- -----------
provided, that the Company shall have no obligation hereunder to any
--------
Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person.
The agreements in this Section shall survive payment of all other Obligations.

11.06 Payments Set Aside. To the extent that the Company makes a payment to the Administrative Agent or the Banks, or the Administrative Agent or the Banks exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Bank severally agrees to pay to the Administrative Agent or such Bank upon demand its pro rata share of any amount so recovered from or repaid by the Administrative Agent or such Bank.

11.07 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Administrative Agent and each Bank.

11.08 Assignments, Participations, etc. (a) Any Bank may, with the written consent of the Company (at all times other than during the existence of an Event of Default when no written consent of the Company is required) and the Administrative Agent and the Issuing Bank, which consents shall not be unreasonably withheld, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Company, the Agent or the Issuing Bank shall be required in connection with any assignment and delegation by a Bank to an Eligible Assignee that is an Affiliate of such Bank) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments, the
 --------

L/C Obligations and the other rights and obligations of such Bank hereunder, in a minimum amount of $5,000,000; provided, however, that the Company and the
                                 --------  -------
Administrative Agent may continue to deal solely and directly with such Bank in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Administrative Agent by such Bank and the Assignee; (ii) such Bank and its Assignee shall have delivered to the Company and the Administrative Agent an Assignment and Acceptance in the form of Exhibit E
                                                                 ---------
("Assignment and Acceptance") together with any Note or Notes subject to such
  -------------------------
assignment and (iii) the assignor Bank or Assignee has paid to the Administrative Agent a processing fee in the amount of $3,500.

(b) From and after the date that the Administrative Agent notifies the assignor Bank that it has received (and provided its consent with respect to) an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Bank under the Loan Documents, and (ii) the assignor Bank shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents.

(c) Within five Business Days after its receipt of notice by the Administrative Agent that it has received an executed Assignment and Acceptance and payment of the processing fee, (and provided that it consents to such assignment in accordance with subsection 11.08(a)), the Company shall execute and deliver to the Administrative Agent, new Notes evidencing such Assignee's assigned Loans and Commitment and, if the assignor Bank has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Revolving Loans retained by the assignor Bank (such Notes to be in exchange for, but not in payment of, the Notes held by such Bank). Immediately upon each Assignee's making its processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Bank pro tanto.
--- -----

(d) Any Bank may at any time sell to one or more commercial banks or other Persons not Affiliates of the Company (a "Participant") participating interests
                                          -----------
in any Loans, the Commitment of that Bank and the other interests of that Bank (the "originating Bank") hereunder and under the other Loan Documents; provided, however, that (i) the originating Bank's obligations under this
--------  -------

Agreement shall remain unchanged, (ii) the originating Bank shall remain solely responsible for the performance of such obligations, (iii) the Company, the Issuing Bank and the Administrative Agent shall continue to deal solely and directly with the originating Bank in connection with the originating Bank's rights and obligations under this Agreement and the other Loan Documents, and
(iv) no Bank shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Banks as described in subsections (a), (b), (c) and (e) with respect to matters relating to subsections (a), (b) and (c), of the first proviso to Section
                                                 ----- -------
11.01. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 4.01, 4.03 and 11.05 as though it were also a Bank hereunder, and if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement.

(e) Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR Sec. 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

11.09 Confidentiality. Each Bank agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret"
by the Company and provided to it by the Company or any Subsidiary, or by the Administrative Agent on the Company's or such Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Company or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Bank, or
(ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Bank; provided, however, that any Bank
                                              --------  -------
may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of such Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which any Agent-Related Person, any Bank or their respective Affiliates may be party;
(E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (F) to such Bank's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Banks hereunder; (H) as to any Bank or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Company or any Subsidiary is party or is deemed party with such Bank or such Affiliate; and (I) to its Affiliates.

11.10 Set-off. In addition to any rights and remedies of the Banks provided by law, if an Event of Default exists or the Loans have been accelerated, each Bank is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Bank to or for the credit or the account of the Company against any and all Obligations owing to such Bank, now or hereafter existing, irrespective of whether or not the Administrative Agent or such Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Bank agrees promptly to notify the Company and the Administrative Agent after any such set-off and application made by such Bank; provided, however, that the failure
                                           --------  -------
to give such notice shall not affect the validity of such set-off and application.

11.11 Automatic Debits of Fees. With respect to any commitment fee, arrangement fee, letter of credit fee or other fee, or any other cost or expense (including Attorney Costs) due and payable to the Administrative Agent, the Documentation Agent, the Issuing Bank, M&I or the Syndication Agent under the Loan Documents, the Company hereby irrevocably authorizes M&I, during the continuance of any Default or Event of Default, to debit any deposit account of the Company with M&I in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense.
If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed (in whole or in part, in M&I's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section shall be deemed a set-off.

11.12 Notification of Addresses, Lending Offices, Etc. Each Bank shall notify the Administrative Agent in writing of any changes in the address to which notices to the Bank should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Administrative Agent shall reasonably request.

11.13 Counterparts. This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

11.14 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

11.15 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Company, the Banks, the Administrative Agent and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

11.16 Governing Law and Jurisdiction. (a) THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF ILLINOIS; PROVIDED THAT THE ADMINISTRATIVE AGENT AND THE BANKS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

(b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF ILLINOIS OR OF THE UNITED STATES FOR THE NORTHERN DISTRICT OF ILLINOIS, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT AND THE BANKS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT AND THE BANKS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON
                                                                ---------
CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR
----------
PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE COMPANY, THE ADMINISTRATIVE AGENT AND THE BANKS EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY ILLINOIS LAW.

11.17 Waiver of Jury Trial. THE COMPANY, THE BANKS AND THE ADMINISTRATIVE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT,
THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE COMPANY, THE BANKS AND THE ADMINISTRATIVE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

11.18 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Company, the Banks and the Administrative Agent, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                             REGAL-BELOIT CORPORATION


                             BY          Kenneth F. Kaplan
                               -----------------------------------------
                               Title:  Vice President, CFO and Secretary
                                     -----------------------------------


                             BANK OF AMERICA ILLINOIS,
                             as Documentation Agent

                             BY          Ron Benishay
                               -----------------------------------------
                               Title:    Vice President
                                     -----------------------------------


                             M&I MARSHALL & ILSLEY BANK,
                             as Administrative Agent

                             BY          Stephen F. Geimer
                               -----------------------------------------
                               Title:    Vice President
                                     -----------------------------------


                             BY          James R. Miller
                               -----------------------------------------
                               Title:    Vice President
                                     -----------------------------------


                             M&I MARSHALL & ILSLEY BANK,
                             as Issuing Bank

                             BY          Stephen F. Geimer
                               -----------------------------------------
                               Title:    Vice President
                                     -----------------------------------

                             BY          James R. Miller
                               -----------------------------------------
                               Title:    Vice President
                                     -----------------------------------

  Commitment: $50,000,000      BANK OF AMERICA ILLINOIS, as a      Bank

                             BY          Ron Benishay
                               -----------------------------------------
                               Title:    Vice President
                                     -----------------------------------

  Commitment:  $50,000,000   M&I MARSHALL &  ILSLEY BANK, as a Bank

                             BY          Stephen F. Geimer
                               ----------------------------------------
                               Title:    Vice President
                                     ----------------------------------

                             BY          James R. Miller
                               ----------------------------------------
                               Title:    Vice President
                                     ----------------------------------

  Commitment:  $30,000,000   FIRSTAR BANK MILWAUKEE, N.A.

                             BY          Randy Olver
                               ----------------------------------------
                               Title:    Vice President
                                     ----------------------------------

  Commitment:  $30,000,000   HARRIS TRUST AND SAVINGS BANK

                             BY          Lee A. Vandermyde
                               ----------------------------------------
                               Title:
                                     ----------------------------------
  Commitment:  $30,000,000   THE NORTHERN TRUST COMPANY

                             BY          Jeffrey B. Clark
                               ----------------------------------------
                               Title:    Second Vice President
                                     ----------------------------------
  Commitment:  $25,000,000   THE BANK OF NEW YORK

                             BY          Mark T. Familo
                               ----------------------------------------
                               Title:    Assistant Vice President
                                     ----------------------------------

  Commitment:  $25,000,000   THE BANK OF NOVA SCOTIA

                             BY          F.C.H. Ashby
                               ----------------------------------------
                               Title:   Senior Manager Loan Operations
                                     ----------------------------------

  Commitment:  $25,000,000     THE FUJI BANK, LIMITED

                             BY          Peter L. Chinniei
                               ---------------------------------------
                               Title:    Joint General Manager
                                     ---------------------------------

  Commitment:  $15,000,000   BANK ONE, WISCONSIN

                             BY          Fred J. Nehriling
                               --------------------------------------
                               Title:    Vice President
                                     --------------------------------


                             DISCLOSURE SCHEDULES
                                      TO
                               CREDIT AGREEMENT
                          DATED AS OF MARCH 26, 1997
                                    AMONG
                           REGAL-BELOIT CORPORATION
               BANK OF AMERICA ILLINOIS, as Documentation Agent,
              M&I MARSHALL & ILSLEY BANK, as Administrative Agent
                       and Letter of Credit Issuing Bank
                                     AND
                THE OTHER FINANCIAL INSTITUTIONS PARTY THERETO
                                 ARRANGED BY
             BANCAMERICA SECURITIES, INC., as Syndication Agent


REGAL-BELOIT CORPORATION (hereinafter referred to as the "Company") hereby makes the following disclosures to the Administrative Agent and each Bank as provided by the Credit Agreement.

Certain information set forth in the Schedules has been included and disclosed solely for informational purposes and may not be required to be disclosed pursuant to the terms and conditions of the Credit Agreement.

The disclosure of any information shall not be deemed to constitute an acknowledgment or agreement that the information is required to be disclosed in connection with the representations and warranties or covenants made in the Credit Agreement or that the information is material, nor shall any information so included and disclosed be deemed to establish a standard of materiality or otherwise used to determine whether any other information is material.

Subject to the foregoing, the Company hereby makes the following disclosures (all capitalized terms used herein without definitions shall have the meanings ascribed thereto in the Credit Agreement):

                               SCHEDULE 2.01

                                COMMITMENTS
                                -----------
                            AND PRO RATA SHARES
                            -------------------

                                                     Pro Rata
  Bank                           Commitment           Share
  ----                           ----------           -----

  Bank of America Illinois       $50,000,000        17.8571429%


  M&I Marshall & Ilsley Bank      50,000,000        17.8571429%

  Firstar Bank Milwaukee, N.A.    30,000,000        10.7142857%

  Harris Trust and Savings Bank   30,000,000        10.7142857%

  The Northern Trust Company      30,000,000        10.7142857%

  The Bank of New York            25,000,000         8.9285714%

  The Bank of Nova Scotia         25,000,000         8.9285714%

  The Fuji Bank, Limited          25,000,000         8.9285714%

  Bank One, Wisconsin             15,000,000         5.3571429%
                                ------------         ----------

  TOTAL                         $280,000,000               100%
                                ============         ==========

The aggregate Commitments shall reduce on each of the following dates in the amount necessary so that the aggregate Commitments on such date (after giving effect to reductions pursuant to Section 2.05) do not exceed the following amounts:

                                             Commitment
       Date                                  Remaining
       ----                                  ----------
  1st Anniversary of Closing                $260,000,000
  2nd Anniversary of Closing                $240,000,000
  3rd Anniversary of Closing                $210,000,000
  4th Anniversary of Closing                $180,000,000

The Commitment of each Bank will be reduced on each such date by such Banks Pro Rata Share of the reduction in the aggregate Commitments.

                        FORM OF PROMISSORY NOTE
                        -----------------------

$                                                                    , 1997
 --------------------------                --------------------------

     FOR VALUE RECEIVED, the undersigned, REGAL-BELOIT CORPORATION, a Wisconsin corporation (the "Company"), hereby promises to pay to the order of
                  -------                                           -----------
                  (the "Bank") the principal sum of Dollars ($                )
-----------------       ----                                  ----------------
or, if less, the aggregate unpaid principal amount of all Loans made by the Bank to the Company pursuant to the Amended and Restated Credit Agreement, dated as of May 30, 1997 (such Credit Agreement), as it may be amended, restated, supplemented or otherwise modified from time to time, being hereinafter called the "Credit Agreement"), among the Company, the Bank, the other banks parties
     ----------------
thereto, Bank of America Illinois, as Documentation Agent, certain banks designated as co-agents, and M&I Marshall & Ilsley Bank, as Administrative
Agent for the Banks, on the dates and in the amounts provided in the Credit Agreement. The Company further promises to pay interest on the unpaid principal amount of the Loans evidenced hereby from time to time at the rates, on the dates, and otherwise as provided in the Credit Agreement.

          The Bank is authorized to endorse the amount and the date on which each Loan is made, the maturity date therefor and each payment of principal with respect thereto on the schedules annexed hereto and made a part hereof, or on continuations thereof which shall be attached hereto and made a part hereof; provided, that any failure to endorse such information on such schedule or continuation thereof shall not in any manner affect any obligation of the Company under the Credit Agreement and this Promissory Note (the "Note").
                                                                  ----

          This Note is one of the Notes referred to in, and is entitled to the benefits of, the Credit Agreement, which Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

          Terms defined in the Credit Agreement are used herein, with their defined meanings therein unless otherwise defined herein. This Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of Illinois applicable to contracts made and to be performed entirely within such State.

                                REGAL-BELOIT CORPORATION

                                By:    Kenneth F. Kaplan
                                       ---------------------------

                                Title: Vice President, Chief Financial Officer
                                        and Secretary
                                       ---------------------------------------