Form 10-Q
period 1997-09-30
REGAL BELOIT CORP
filed 1997-11-05
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended        September 30, 1997
                 --------------------------------------------------------------

Commission File Number         1-7283
                      ---------------------------------------------------------

                     REGAL-BELOIT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Wisconsin                            39-0875718
-------------------------------------------------------------------------------
(State or other jurisdiction of     (IRS Employer Identification Number)
  incorporation or organization)

              200 State Street, Beloit, Wisconsin   53511-6254
-------------------------------------------------------------------------------
                      (Address of principal executive offices)

                        (608)  364-8800
-------------------------------------------------------------------------------
           (Registrant s telephone number, including area code)


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


              20,821,976 Shares, Common Stock, $.01 Par Value
-------------------------------------------------------------------------------

                         REGAL-BELOIT CORPORATION

                               FORM 10-Q

                  For Quarter Ended September 30, 1997




                                INDEX

                                                                      Page No.
                                                                      ---------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
              Condensed Balance Sheet. . . . . . . . . . . . . . .        3
              Statement of Income. . . . . . . . . . . . . . . . .        4
              Condensed Statement of Cash Flows. . . . . . . . . .        5
              Notes to Financial Statements. . . . . . . . . . . .        6

     Item 2 - Management s Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . .      7-9


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K. . . . . . . . . . . . . . . . .       10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . .       10

                                   PART I

                            FINANCIAL INFORMATION

1.    Financial Statements

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET
                                    ASSETS

                                                               (In Thousands of Dollars)
                                                                            (From Audited
                                                              (Unaudited)    Statements)
                                                            --------------  -------------
                                                            Sept. 30, 1997  Dec. 31, 1996
                                                            --------------  -------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .     $  3,301       $ 38,402
  Receivables, less reserves of $2,570 in 1997
      and $1,190 in 1996. . . . . . . . . . . . . . . . .       75,735         32,796
  Inventories . . . . . . . . . . . . . . . . . . . . . .       81,333         45,908
  Other current assets. . . . . . . . . . . . . . . . . .       10,335          4,925
                                                              ---------      ---------
     Total Current Assets . . . . . . . . . . . . . . . .      170,704        122,031
                                                              ---------      ---------

Property, Plant and Equipment at Cost . . . . . . . . . .      228,862        142,740
  Less - accumulated depreciation . . . . . . . . . . . .      (78,499)       (68,124)
                                                              ---------      ---------
     Net Property, Plant and Equipment  . . . . . . . . .      150,363         74,616

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     152,104         ------
Other Noncurrent Assets. . . . . . . . . . . . . . . . . .      10,534            349
                                                              ---------      ---------
     Total Assets. . . . . . . . . . . . . . . . . . . . .    $483,705       $196,996
                                                              =========      =========

                    LIABILITIES AND SHAREHOLDERS  INVESTMENT
  Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .    $ 22,077       $  9,481
  Federal and state income taxes . . . . . . . . . . . . .       4,374            886
  Other current liabilities. . . . . . . . . . . . . . . .      43,079         19,051
                                                              ---------      ---------
        Total Current Liabilities. . . . . . . . . . . . .    $ 69,530       $ 29,418
                                                              ---------      ---------

Long-term Debt . . . . . . . . . . . . . . . . . . . . . .     207,271          2,168
Deferred Income Taxes. . . . . . . . . . . . . . . . . . .      25,443          5,387
Other Noncurrent Liabilities . . . . . . . . . . . . . . .         272        --------

 Shareholders  Investment:
  Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,821,976 issued in 1997 and
        20,644,843 issued in 1996. . . . . . . . . . . . .         208            206
  Additional paid-in capital . . . . . . . . . . . . . . .      38,846         37,695
  Retained earnings. . . . . . . . . . . . . . . . . . . .     142,387        121,453
  Cumulative Translation Adjustments . . . . . . . . . . .        (252)           669
                                                              ---------      ---------
     Total Shareholders  Investment. . . . . . . . . . . .     181,189        160,023
                                                              ---------      ---------
     Total Liabilities and Shareholders Investment . . . .    $483,705       $196,996
                                                              =========      =========

See accompanying notes.

                         REGAL-BELOIT CORPORATION

                           STATEMENT OF INCOME


                                                         (In Thousands of Dollars)
                                                                (Unaudited)
                                         ------------------------------------------------------
                                              Three Months Ended           Nine Months Ended
                                         ------------------------------------------------------
                                                September 30,                September 30,
                                         -----------------------     --------------------------
                                              1997         1996            1997         1996
                                         ----------    ---------      ----------    -----------

  Net Sales  . . . . . . . . . . . . .   $  138,403    $  68,149      $  352,583    $  215,085

  Cost of Sales  . . . . . . . . . . .       99,335       48,391         251,736       151,135
                                         ----------    ----------     -----------   -----------

     Gross Profit  . . . . . . . . . .       39,068       19,758         100,847        63,950

  Operating Expenses . . . . . . . . .       19,134        8,010          46,988        24,295
                                         ----------    ----------     -----------   -----------

     Income from Operations. . . . . .       19,934       11,748          53,859        39,655

  Interest Expense . . . . . . . . . .        3,501          109           7,631           300

  Interest Income  . . . . . . . . . .          117          316             736           628
                                         ----------    ----------     -----------    ----------

     Income Before Taxes . . . . . . .       16,550       11,955          46,964        39,983

  Provision for Income Taxes . . . . .        6,636        4,543          18,537        15,097
                                         ----------    ----------     -----------    ----------

     Net Income  . . . . . . . . . . .      $ 9,914      $ 7,412        $ 28,427      $ 24,886
                                         ==========    ==========     ===========    ==========

  Per Share of Common Stock:

     Net Income  . . . . . . . . . . .         $.48         $.36          $1.37          $1.21
                                         ==========    ==========     ===========    ==========

     Cash Dividends Declared . . . . .         $.12         $.12           $.36           $.36
                                         ==========    ==========     ===========    ==========

  Weighted Average Number of
     Shares Outstanding  . . . . . . .   20,816,285   20,631,363     20,799,122      20,610,961
                                         ==========   ==========     ============    ===========

  See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS


                                                                        (In Thousands of Dollars)
                                                                              (Unaudited)
                                                                     -----------------------------
                                                                       Nine Months Ended Sept. 30,
                                                                     -----------------------------
                                                                         1997            1996
                                                                     ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   28,427      $   24,886
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . .     13,626           8,188
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . .     12,826           6,188
       Current liabilities, other than notes payable . . . . . . . .      1,394          (1,802)
                                                                      -----------     ------------
           Net cash provided from operating activities . . . . . . .     56,273          37,460

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . .    (10,481)         (8,044)
  Business acquisition . . . . . . . . . . . . . . . . . . . . . . .   (279,260)         ------
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        310            (434)
                                                                      -----------     ------------
     Net cash used in investing activities . . . . . . . . . . . . .   (289,431)         (8,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt. . . . . . . . . . . . . . . . . . . .    242,000           ------
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .    (37,520)         (1,720)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . .     (7,471)         (7,004)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,152             458
                                                                      -----------     ------------
     Net cash provided from (used in) financing activities . . . . .    198,161          (8,266)

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . .       (104)              6
                                                                      ----------     ------------

  Net (decrease) increase in cash and cash equivalents . . . . . . .    (35,101)         20,722
  Cash and cash equivalents at beginning of period . . . . . . . . .     38,402           7,458
                                                                      ----------     ------------
  Cash and cash equivalents at end of period . . . . . . . . . . . .  $   3,301       $  28,180
                                                                      ==========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,878       $     236
                                                                      ==========     ============

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,700       $  15,428
                                                                      ==========     ============

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997


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

2.   INVENTORIES

Cost for approximately 80% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method at September 30, 1997 and 67% at December 31, 1996. The approximate percentage distribution between major classes of inventories is as follows:

                                 9-30    12-31
                                 1997     1996
                                 ----    -----
               Raw Material       13%     17%
               Work-in Process    23%     19%
               Finished Goods     64%     64%

3.   ACQUISITION

The financial statements incorporate, after March 26, 1997, the results of operations and the assets and liabilities of Marathon Electric Manufacturing Corporation, which was acquired by the Company on March 26, 1997.

4.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Regal-Beloit Corporation will begin reporting within the Statement of Income net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For the third quarter and first nine months of 1997 and 1996, net income per common share amounts computed under the new standard are:

                                    Third Quarter        Nine Months
                                   --------------       -------------
                                    1997    1996         1997    1996
                                   ------  ------       ------  ------
     Basic earnings per share        $.48   $.36         $1.37  $1.21
     Diluted earnings per share      $.47   $.35         $1.35  $1.19


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


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the third quarter of 1997 were $138,403,000, or 103% greater than net sales of $68,149,000 in 1996's third quarter. The net sales of the Company's Electrical Group, which was formed when Marathon Electric Manufacturing Corporation was acquired on March 26, 1997 (see "Acquisition" following), were $68,965,000, or 50% of total Company sales, in the third quarter of 1997, accounting for all but $1,289,000 of the Company's sales increase from 1996. On a pro-forma basis the Electrical Group's net sales were 19.3% higher than the third quarter of 1996. The Company's Mechanical Group (formerly the power transmission and cutting tool groups) net sales were $69,438,000 in 1997's third quarter, 2% higher than comparable 1996.

Business conditions in the markets served by the Electrical Group were generally good during the third quarter of 1997. Most markets the Group serves did well, and the Group's export sales continued to be strong. Business conditions in the Mechanical Group were more mixed, with the general industrial and the agricultural and construction equipment markets continuing strong, while marine, cutting tool, and custom gearing markets exhibited softness.

Net sales for the nine months ended September 30, 1997, were $352,583,000, a 64% increase from comparable 1996 sales of $215,085,000. The increase was entirely due to Electrical Group sales as Mechanical Group net sales of $213,022,000 for the first nine months of 1997 were 1% less than in the first nine months of 1996.

Net income in the third quarter of 1997 of $9,914,000, or $.48 per share, was $2,502,000 (34%) higher than the $7,412,000, or $.36 per share, earned in the third quarter of 1996. The contribution of the Company's new Electrical Group accounted for the improvement. Nine months 1997 net income of $28,427,000, or $1.37 per share, was $3,541,000 (14%) improved from the $24,886,000, or $1.21 per share, earned in comparable 1996.

On a pro-forma basis, if Marathon Electric had been acquired on January 1, 1996, nine month 1997 net sales for the Company would have been $415,418,000 as
compared to $398,370,000 for the same nine months of 1996.   Net income and
earnings per share of the Company on the same pro-forma basis would have been

$29,132,000 and $1.40 per share for the nine months ended September 30, 1997. 1996 nine months net income and earnings per share for the Company would have been $27,286,000 and $1.32 per share.

The margins of the Company were, as expected, significantly reduced following the March 26, 1997 acquisition of Marathon Electric, whose margins, though comparable to their peers, are below those of the Company's Mechanical Group. The following table compares the third quarter and nine month margins of 1997 to 1996:

                               Three Months Ended          Nine Months Ended
(As a percent of Net Sales)       September 30,               September 30,
                               ------------------          -----------------
                                 1997        1996          1997        1996
                               -------     -------        ------     -------
Gross Profit                    28.2         29.0          28.6        29.7
Income From Operations          14.4         17.2          15.3        18.4
Pre-tax Income                  12.0         17.5          13.3        18.6
Net Income                       7.2         10.9           8.1        11.6
                               =======     =======        ======     =======


Interest expense of $3,501,000 in the third quarter of 1997 was 2.5% of sales as compared to only $109,000 in comparable 1996. This accounted for the larger margin decline at the pre-tax income level versus the income from operations level. The third quarter 1997 interest expense was $576,000 lower than 1997's second quarter, due primarily to repayment of debt during the third quarter.

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

The acquisition was financed with a combination of approximately $37,000,000 of existing cash and $242,000,000 of debt. The debt was provided by Bank of America and M&I Marshall & Ilsley Bank under a $280,000,000, 5-year, unsecured, revolving credit facility. The loan agreement was amended to include seven other banks on May 30, 1997. The interest rate the Company pays is based on LIBOR (London Interbank Offered Rate), plus a variable margin based on the Company's ratio of funded debt to EBITDA. Since March 26, 1997, the Company has paid an annual interest rate of between 6.1% and 6.2% under the facility.

In the month of June 1997, the assets and liabilities of Marathon Electric were revalued in accordance with the purchase accounting requirements of generally accepted accounting principles. The net asset value of Marathon Electric increased approximately $27,000,000, the final value of goodwill being $153,963,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital as of September 30, 1997 increased to $101,174,000 from $92,613,000 at December 31, 1996, due primarily to the acquisition of Marathon Electric partly offset by the use of Company cash in the acquisition. (See "Acquisition" preceding.) The current ratio of the Company decreased to 2.5:1 from 4.1:1 for the same reason.

At September 30, 1997, the Company had $207,271,000 of long-term debt, a $36,754,000 (15%) reduction from $244,025,000 outstanding at March 31, 1997 and
$20,594,000 reduced from June 30, 1997. Of the total debt at September 30, 1997, virtually all was borrowed under the Company's $280,000,000 unsecured revolving credit facility (the "Facility"). Effective October 1, 1997, the Company, in order to lower the commitment fees paid to its lenders, reduced the commitment level under the Facility to $225,000,000. Effectively, the Company had $18,000,000 of available borrowing capacity at September 30, 1997 under the Facility and an additional $10,000,000 under a supplemental line of credit with its lead bank. The Company's funded debt to EBITDA ratio at September 30, 1997 was 2.00:1, down from 2.45:1 at March 31, 1997, and its capitalization ratio was 53.4% as compared to 59.7% at March 31, 1997. The Company paid an annual interest rate of approximately 6.2% on its outstanding debt at September 30, 1997.

The Company generated $24,465,000 of cash flow from operations in the third quarter of 1997 and $56,273,000 for the first nine months of the year. Free cash flow (cash flow from operations less net additions to property, plant and equipment less dividends) was $17,839,000 and $38,321,000 for 1997's third quarter and first nine months, respectively. Net capital expenditures during the third quarter were $4,129,000 and are $10,481,000 year-to-date.
Outstanding commitments for capital items at September 30, 1997 totaled approximately $2,800,000. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company for the foreseeable future.

CAUTIONARY STATEMENT
--------------------

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical facts, the statements contained in Item 2. of this form 10-Q are forward looking statements. Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates, 3) availability of or material increases in the costs of select raw materials, and 4) actions taken by competitors with regard to such matters as product offering, pricing,
and delivery.   Investors are directed to the Company's documents, such as its
Annual Report on Form 10-K, Form 10-Q's, and Annual Report, filed with the Securities and Exchange Commission.

                                  PART II

                            OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

There were no exhibits or reports on Form 8-K filed during the quarter ended September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGAL-BELOIT CORPORATION
                                        (Registrant)


                                   KENNETH F. KAPLAN
                                   -------------------------------
                                   Kenneth F. Kaplan
                                   Vice President - Chief Financial Officer and Secretary
                                   (Principal Accounting and Financial Officer)

DATE:   November 5, 1997