Form 10-K
period 1997-12-31
REGAL BELOIT CORP
filed 1998-03-13
CIK 82811

SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.    20549
                     -------------------------------------
                                  FORM  10-K

             ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
                 OF  THE  SECURITIES  EXCHANGE  ACT OF  1934

For the fiscal year ended December 31, 1997     Commission file number 1-7283
                    --------------------------------------
                          REGAL-BELOIT  CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

                 WISCONSIN                           39-0875718
         (State of Incorporation)      (I.R.S. Employer Identification No.)
             200 STATE STREET
            BELOIT, WISCONSIN                        53511-6254
  (Address of principal executive offices)           (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (608) 364-8800
==============================================================================

  SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                               Name of Each Exchange on
       Title of Each Class                         Which Registered
  -----------------------------             ------------------------------
  COMMON STOCK ($.01 PAR VALUE)                 AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT. . NONE
                                                               (Title of Class)
===============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X     No
                                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998 was approximately $638,944,000.

On March 6, 1998 the registrant had outstanding 20,882,290 shares of common stock, $.01 par value, which is registrant's only class of common stock.
===========================================================================

                     DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                             FORM 10-K REFERENCE
Annual Report to Shareholders for Year Ended
December 31, 1997. . . . . . . . . . . . . . . . . .       I, II, IV

Proxy Statement for Annual Shareholder Meeting to be
Held on April 21, 1998 . . . . . . . . . . . . . . .          III

                          REGAL-BELOIT CORPORATION
                          ------------------------
                                  Index to
                         Annual Report on Form 10-K

                    For The Year Ended December 31, 1997


PART I                                                                   Page
                                                                         ----
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   6
Item 4.  Submission of Matters To A Vote of Security Holders . . . . . .   6


PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Shareholder Matters . . . . . . . . . . . . . . . . . .   6
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .   7
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .   7
Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . .   7
Item 9.  Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . . .   7


PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . .   7
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . .   8
Item 12  Security Ownership of Certain Beneficial Owners and Management .   8
Item 13. Certain Relationships and Related Transactions . . . . . . . . .   8


PART IV

Item 14. Financial Statements, Financial Statement Schedule,
          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   9


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                 PART  I

ITEM 1.  BUSINESS

General Development of Business
-------------------------------
Regal-Beloit Corporation is a Wisconsin corporation founded in 1955. The Company's initial business was the production of special metalworking taps. Through 34 acquisitions and internal growth, the Company has become a prominent manufacturer of a diversified line of mechanical products to control motion and torque and electrical products such as motors and generators.

The Company's mechanical products are manufactured by its Mechanical Group and include standard and custom worm gear, bevel gear, helical gear, and concentric shaft gearboxes; marine and high-performance after-market automotive transmissions; custom gearing; gear motors; and manual valve actuators. The Group also manufactures perishable, high speed steel, rotary cutting tools, which products are less than 10% of the Company's net sales. Mechanical Group products are sold to distributors, original equipment manufacturers and end users across many industry segments.

Typical applications for the Company's mechanical products include material handling systems such as conveyors, palletizers and packaging equipment; off-highway vehicular equipment such as street pavers, graders, airport/fire/crash/rescue equipment; farm implements; center pivot irrigation systems; gas and liquid pipeline transmission systems; civic water and waste treatment facilities; open-pit mining; paper making machinery; high-performance, after-market automotive transmissions and ring/pinion sets; and transmissions for luxury inboard powered craft.

Effective March 26, 1997, the Company acquired 100% of the stock of Marathon Electric Manufacturing Corporation for approximately $279,000,000. Marathon Electric now comprises the Company's Electrical Group, which manufactures its electrical products including electric motors and generators. The Electrical Group produces and markets AC electric motors ranging in size from 1/12 horsepower to over 500 horsepower and electric generators ranging in size from 5 kilowatts through 2300 kilowatts. These products are also sold to distributors, original equipment manufacturers and end users across many industry segments.

Typical applications for the Company's electrical products include:
1) for electric motors: air movement such as heating, ventilating, air conditioning and compressors; fluid movement such as pumping; woodworking; commercial laundry; process industries; variable frequency drives; and floor care; and 2) for electric generators: prime and standby power applications including buildings such as telecommunication, commercial, industrial, hospital and school; marine; agriculture; windpower;
military; and transport refrigeration.

Regal-Beloit believes its consistent ability to provide products on a shorter delivery schedule than other manufacturers gives it a competitive selling advantage and that its extensive use of modern, up-to-date equipment which is best suited for the job, along with its continued product redesign and effective plant layout, often gives it a competitive cost advantage in its product offering.

Marketing and Sales
-------------------
The Company's products are sold to distributors, original equipment manufacturers and end users. Both the Mechanical Group and the Electrical Group have their own organization of field sales employees and manufacturers' representatives.

Export sales accounted for approximately 7% of the Company's sales in 1997 and 3% in each of 1996 and 1995. Additionally, 4%, 7%, and 6% of Company sales were manufactured and sold outside the United States in 1997, 1996, and 1995, respectively. No material part of the Company's business is dependent upon a single customer. In fiscal 1997, 1996, and 1995, no single customer accounted for as much as 3% of Company sales. Although the Company's sales are predominantly not seasonal, they tend to vary with general economic conditions and with the rate of industrial production, and are affected by business climates in the many markets in which the Company sells. However, because the Company's products are sold to many different markets, the effects of weaker markets are frequently offset by strengths in other markets.

Working capital requirements to properly serve the Company's customers are generally typical of capital goods manufacturers. Accounts receivable and inventory are generally not seasonal or at unusual levels by industry standards.

Competition
-----------
Major domestic competitors in the mechanical motion control equipment industry include Emerson Electric, Reliance Electric, Winsmith, Falk, and Boston Gear. Major foreign competitors would include SEW Eurodrive, Flender, Sumitomo and Zahnrad Fabrik. Major domestic competitors for the Electrical Group include Baldor Electric, Emerson Electric, Reliance, Leeson, General Electric, Cummins, and Magnetek. Major foreign competitors include Siemens, Toshiba, Weg, Leroy Somer, and ABB.

Over the past several years, niche product market opportunities have become more prevalent due to changing market conditions. The Mechanical Group's markets have also been impacted by decisions of larger manufacturers not to compete in lower volume or specialized markets. Many captive producers have chosen, for economic reasons, to outsource their requirements to specialized manufacturers like Regal-Beloit's Mechanical Group, who can produce more cost effectively.

The Company has capitalized on this competitive climate by making acquisitions and increasing its manufacturing efficiencies. Some of these acquisitions have created new opportunities for the Company because the Company is now in new markets in which it was not previously involved. The Company has also continued to upgrade its manufacturing equipment and processes, including increasing its use of computer-aided manufacturing systems and redesigning products to take full advantage of the more productive equipment along with redoing plant layout to improve product flow. In practice, the Company's operating units have sought out specific niche markets concentrating on a wide diversity of customers and applications. Because of this approach, the Company is often not the largest supplier in any specific market. The Company believes it competes primarily on the basis of the promptness of delivery, price and quality.

For further segment information required by Item 101 of Regulation S-K, reference is made to Note 11 of Notes to Consolidated Financial Statements on page 14 of the Annual Report to Shareholders for the year ended
December 31, 1997, and such information is incorporated herein by reference.

Manufacturing
-------------
Each of the Company's operating units conducts its manufacturing operations independently in one or more facilities. The Company regularly invests in high quality machinery and equipment and other improvements to and maintenance of its facilities. These capital expenditures typically meet or exceed the Company's depreciation levels, as the Company believes that such investments are essential to its long-term success.

The manufacturing operations of both the Mechanical Group and Electrical Group are highly integrated. Although raw materials and selected parts such as bearings and seals are purchased, this vertical integration permits the Company to produce most of its products' component parts when needed. The Company believes this results in lower production costs, greater manufacturing flexibility and higher product quality, as well as reducing the Company's reliance on outside suppliers.

Base materials for the Company's products consist primarily of: 1) steel in various types and sizes, bearings and weldments, 2) copper magnet wire and
3) castings made of grey iron or aluminum. The Company purchases its raw materials from many suppliers and is not dependent on any single supplier for any of its base materials.

Backlog
-------
As of December 31, 1997, the amount of the Company's Mechanical Group backlog was approximately $51,310,000 compared to approximately  $44,460,000 on December 31, 1996. The Electrical Group backlog as of December 31, 1997 was $31,700,000. Average delivery time for orders of the Company's mechanical products (except for large, specially designed products) varies from three days to two months. The Company believes that virtually all of its backlog is shippable in 1998. The Company's business units have historically shipped the majority of its products in the month the order is received. Accordingly, since total backlog is less than 15% of the Company's annual sales, the Company believes that backlog is not a reliable indicator of the Company's future sales.

Patents, Trademarks and Licenses
--------------------------------
The Company owns a number of United States patents and foreign patents relating to its businesses. While the Company believes that its patents provide certain competitive advantages, the Company does not consider any one patent or group thereof essential to the business of either of its Groups or the Company as a whole. Regal-Beloit utilizes various registered and unregistered trademarks and the Company believes these trademarks are significant in the marketing of most of its products. However, the Company believes the successful manufacture and sale of its products generally depends more upon its technological, manufacturing and marketing skills.
In addition, the Company believes its engineering, test and development capabilities are significant factors in the success of its business.

Employees
---------
As of December 31, 1997, the Company employed approximately 4,810 persons, of which approximately 27% are covered by collective bargaining agreements. The Company considers its employee relations to be very good.

Environmental Matters
---------------------
The Company is subject to Federal, State and local environmental regulations. The Company is currently involved with environmental proceedings related to certain of its facilities. Based on available information, it is believed that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2.   PROPERTIES

The Company's Mechanical Group currently operates 21 manufacturing and service/distribution facilities. Four are located in Illinois; two each are located in Indiana, South Carolina, South Dakota and Wisconsin; and one each located in California, Massachusetts, New York, North Carolina, Pennsylvania, Texas, Newbury (England), Neu Anspach (Germany) and Legnano (Italy). The Mechanical Group's present operating facilities contain a total of approximately 1,590,000 square feet of space of which approximately 46,700 square feet are leased.

The Electrical Group currently operates 10 manufacturing and warehousing facilities. Two each are located in Missouri and Ohio; and one each in Indiana, Pennsylvania, Texas, Wisconsin, Singapore, and Market Overton (England). The Electrical Group's present operating facilities contain a total of approximately 1,010,000 square feet of space of which approximately 130,000 square feet are leased.

The Company has its principal offices in Beloit, Wisconsin in an owned 24,000 square foot office building. The Company believes its equipment and facilities are well maintained and adequate for its present needs. The Company currently owns one additional vacant manufacturing facility with a total of 53,000 square feet that it intends to sell.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.



                                   PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Certain information required by Item 201 of Regulation S-K is set forth on page 4 and the inside back cover of the Annual Report to Shareholders for the year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by Item 301 of Regulation S-K is set forth on page 4 of the Annual Report to Shareholders for the year ended December 31, 1997, and such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by Item 303 of Regulation S-K is set forth on pages 5 and 6 of the Annual Report to Shareholders for the year ended December 31, 1997, and such information is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In the Annual Report to Shareholders for the year ended December 31, 1997, there are set forth on pages 7 through 15, financial statements meeting the requirements of Regulation S-X and information specified by Item 302 of Regulation S-K and such financial statements are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K is set forth on pages 3 through 5 and 8 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1998, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

The names, ages, and positions of all of the executive officers of the Company as of March 6, 1998, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

NAME, AGE AND POSITION            BUSINESS EXPERIENCE DURING THE PAST 5 YEARS
----------------------            -------------------------------------------

James L. Packard, 55              - Elected Chairman in 1986; Chief Executive
Chairman, President and             Officer since 1984; President since 1980.
Chief Executive Officer

Henry W. Knueppel, 49             - Elected Executive Vice President in 1987,
Executive Vice President            prior to which he was Vice President-
                                    Operations since 1985.  Appointed to the
                                    additional position of President, Marathon
                                    Electric Manufacturing Corporation in
                                    September, 1997.

Kenneth F. Kaplan, 52             - Joined Company in September, 1996.  Elected
Vice President, Chief               Vice President, Chief Financial Officer in
Financial Officer and               October, 1996 and Secretary in April, 1997.
Secretary                           Previously he was employed by Gehl Company,
                                    West Bend, Wisconsin, as Vice President
                                    -Finance and Treasurer from 1987.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K is set forth on pages 9 through 15 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1998, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAEMENT

Information required pursuant to Item 403 of Regulation S-K is set forth on pages 3, 4, 5, and 8 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1998, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required pursuant to Item 404 of Regulation S-K is set forth on page 7 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1998, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

                                   PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

(a)  1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     Reference is made to the separate index to the Company's Consolidated Financial Statements and Schedule contained on Page 11 hereof.

     3.  EXHIBITS

     Reference is made to the separate exhibit index contained on Pages 14-15 hereof.


(b)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K by the Company during the quarter ended December 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGAL-BELOIT  CORPORATION



                               By: /s/ Kenneth F. Kaplan
                                   --------------------------------
                                   Kenneth F. Kaplan
                                   Vice President, Chief Financial Officer
                                   and Secretary


March 6, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James L. Packard                                              March 6, 1998
------------------------ Chairman, President, Chief           -------------
James L. Packard         Executive Officer and Director



/s/ Kenneth F. Kaplan                                             March 6, 1998
------------------------ Vice President, Chief Financial      -------------
Kenneth F. Kaplan        Officer and Secretary
                         (Principal Accounting
                         & Financial Officer)


/s/ Henry W. Knueppel                                             March 6, 1998
------------------------ Executive Vice President             -------------
Henry W. Knueppel        and Director



/s/ John A. McKay
------------------------ Director                             March 6, 1998
John A. McKay                                                 -------------


/s/ John M. Eldred
------------------------ Director                             March 6, 1998
John M. Eldred                                                -------------


/s/ J. Reed Coleman
------------------------ Director                             March 6, 1998
J. Reed Coleman                                               -------------


/s/ Frank Bauchiero
------------------------ Director                             March 6, 1998
Frank Bauchiero                                               -------------

                           REGAL-BELOIT CORPORATION

                         Index to Financial Statements
                        and Financial Statement Schedule



                                                                   Page(s) In
                                                                 Annual Report *
                                                                 -------------
The following documents are filed as part of this report:

(1)  Financial Statements:
     Consolidated Balance Sheets at December 31, 1997 and 1996        7
     Consolidated Statements of Income for the three years ended
      December 31, 1997                                               8
     Consolidated Statements of Shareholders' Investment for
      the three years ended December 31, 1997                         8
     Consolidated Statements of Cash Flows for the three years
      ended December 31, 1997                                         9
     Notes to Consolidated Financial Statements                    10 - 14
     Report of Independent Public Accountants                        15

     * Incorporated by reference from the indicated pages of the Regal-Beloit Corporation 1997 Annual Report to Shareholders

                                                                     Page In
                                                                    Form 10-K
                                                                    ---------
(2)  Financial Statement Schedule:
     Report of Independent Public Accountants on Financial
      Statement Schedule                                               12
     Consent of Independent Public Accountants                         12
     For the three years ended December 31, 1997,
      Schedule II - Valuation and Qualifying Accounts                  13

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Regal-Beloit Corporation:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Regal-Beloit Corporation's Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               /s/ ARTHUR ANDERSEN LLP
                              ------------------------
                               ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 28, 1998





Exhibit 23

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Regal-Beloit Corporation:

As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Regal-Beloit Corporation's previously filed Registration Statements, File Nos. 33-25480, 33-25233, 33-82076 and 33-8934.



                                    ARTHUR ANDERSEN LLP
                                    -------------------
                                    ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 11, 1998

                                                                 SCHEDULE II

                            REGAL-BELOIT CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS



Allowance for Doubtful Accounts:



                                                    (In Thousands Of Dollars)
                                 ---------------------------------------------------------------
                                  Balance     Additions     Write-offs     Additions,    Balance
                                 Beginning    Charged to      Net of       Related to      End
                                  of Year     Net Income    Recoveries    Acquisition    of Year
                                 ---------    ----------    ----------    -----------    --------

Year Ended December 31, 1997      $ 1,190      $   592       $  (622)      $  1,460      $  2,620
                                 =========    ==========    ==========    ===========    ========


Year Ended December 31, 1996      $ 1,140      $   125        $  (75)      $   -0-       $  1,190
                                 =========    ==========    ==========    ===========    =========


Year Ended December 31, 1995      $ 1,161      $    62        $  (83)      $   -0-       $  1,140
                                 =========    ==========    ==========    ===========    =========

EXHIBITS INDEX

The following  exhibits are required to be filed by Item 601 of Regulation S-K.

Exhibit
Number   Description                            Incorporated by Reference Herein
-------  -----------                            --------------------------------

  2      Agreement and Plan of Merger by        Filed as   Exhibit A to Annual Meeting
         and between the Registrant and                    Proxy  Statement of
         Regal-Beloit Corporation, dated as                Regal-Beloit Corporation
         of April 18, 1994                                 dated March 11, 1994

  2.1    Agreement and Plan of Merger           Filed as   Exhibit 2.1 on Regal-Beloit
         among the Registrant, Regal-                      Corporation's Form 8-K dated
         Beloit Acquisition Corp., and                     April 10, 1997
         Marathon Electric Manufacturing
         Corporation dated as of February
         26, 1997, as amended and
         restated March 17, 1997 and
         March 26, 1997

  2.2    Credit Agreement among Regis-          Filed as   Exhibit 2.2 on Regal-Beloit
         trant, Bank of America Illinois, M&I              Corporation's Form 8-K dated
         Marshall & Illsley Bank and the                   April 10, 1997
         Other Financial Institutions Party
         hereto dated as of March 26, 1997;
         Schedule 2.01; Guaranty Agree-
         ments dated March 26, 1997; and
         Promissory Notes dated March 26,
         1997.

  2.3    Amended and Restated Credit            Filed as   Exhibit 2.3 to Regal-Beloit
         Agreement Dated as of May 30,                     Corporation's Quarterly Report
         1997 among Registrant, Bank of                    on Form 10-Q dated August 8, 1997
         America Illinois, as Documentation
         Agent, M&I Marshall & Illsley Bank,
         as Administrative Agent and Letter
         of Credit Issuing Bank, Firstar Bank
         Milwaukee, N.A., Harris Trust and
         Savings Bank and The Northern
         Trust Company, as Co-Agents, and
         The Other Financial Institutions
         Party Hereto Arranged by
         Bancamerica Securities, Inc. as
         Syndication Agent; Disclosure
         Schedules and Attached Exhibits;
         and Promissory Note

  3.1    Articles of Incorporation of the       Filed as   Exhibit B to the 1994 Proxy
         Registrant                                        Statement


  3.2    Bylaws of the Registrant               Filed as   Exhibit C to the 1994 Proxy
                                                           Statement

Exhibit
Number   Description                            Incorporated by Reference Herein
-------  -----------                            --------------------------------

  4      Articles of Incorporation and Bylaws   Filed as   Exhibits 3.1 and 3.2 hereto
         of the Registrant

 10.1    Short-Term Incentive Compensation      Filed as   Exhibit 10.1 to Regal-Beloit
         Plan, as amended                                  Corporation's Annual Report
                                                           on Form 10-K dated
                                                           March 29, 1993

 10.2    1982 Incentive Stock Option Plan       Filed as   Exhibit 10.4 to 1986 S-1

 10.3    1987 Stock Option Plan                 Filed as   Exhibit 10.3 to 1988 S-1

 10.4    1991 Flexible Stock Incentive Plan     Filed as   Exhibit 10.4 to Regal-Beloit
                                                           Corporation's Annual Report
                                                           on Form 10-K dated
                                                           March 29, 1993 (1994 S-8
                                                           Registration No. 33-82076)

 10.5    Change of Control Agreement            Filed as   Exhibit 10.5 to Regal-Beloit's
         dated January 1, 1997                             Annual Report on Form 10-K dated
                                                           March 6, 1998
                                                           (Filed herewith)

 10.6    Disability Insurance Agreement         Filed as   Exhibit 10.6 to Regal-Beloit
         between Regal-Beloit Corporation                  Corporation's Annual Report
         and Continental Casualty Company                  on Form 10-K dated
                                                           March 29, 1993

 13      Annual Report to Shareholders          Regal-Beloit Corporation's Annual Report
         for the year ended December 31,        on Form 10-K dated March 6, 1998.
         1997                                   (Filed herewith)

 21      Subsidiaries of Regal-Beloit           Regal-Beloit Corporation's Annual Report
         Corporation                            on Form 10-K dated March 6, 1998.
                                                (Filed herewith)

 23      Consent of Independent Public          Regal-Beloit Corporation's Annual Report
         Accountants                            on Form 10-K dated March 6, 1998.
                                                (Filed herewith)

 99      Annual Meeting Proxy Statement of      Regal-Beloit Corporation's Proxy
         Regal-Beloit Corporation dated         Statement on Schedule 14A dated
         March 13, 1998                         March 13, 1998, and filed on
                                                March 13, 1998.
