Form 10-Q
period 1998-03-31
REGAL BELOIT CORP
filed 1998-05-05
CIK 82811

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended               March 31, 1998
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

                               (608) 364-8800
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


               20,896,290 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                           REGAL-BELOIT CORPORATION

                                 FORM 10-Q

                       For Quarter Ended March 31, 1998




                                  INDEX


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets. . . . . . . . . . . . . . .     3
                Statements of Income. . . . . . . . . . . . . . . . .     4
                Condensed Statements of Cash Flows. . . . . . . . . .     5
                Notes to Financial Statements . . . . . . . . . . . .     6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .    7-8


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K. . . . . . . . . . . . . . . . . .     9

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                                    PART I
                            FINANCIAL INFORMATION

1.    Financial Statements
      --------------------

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEETS

                          (In Thousands of Dollars)

                                                                                (From Audited
                                   ASSETS                   (Unaudited)          Statements)
                                                           --------------       -------------
                                                           March 31, 1998       Dec. 31, 1997
                                                           --------------       -------------
Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . .    $  5,118            $  3,351
  Receivables, less reserves of $2,743 in 1998
      and $2,620 in 1997 . . . . . . . . . . . . . . . . .      73,379              69,660
  Inventories. . . . . . . . . . . . . . . . . . . . . . .      87,577              85,527
  Other current assets . . . . . . . . . . . . . . . . . .      15,541              14,021
                                                             ----------            ---------
     Total Current Assets. . . . . . . . . . . . . . . . .     181,615             172,559
                                                             ----------            ---------

Property, Plant and Equipment at Cost. . . . . . . . . . .     236,957             233,614
  Less - accumulated depreciation. . . . . . . . . . . . .     (86,772)            (82,355)
                                                             ----------           ---------
     Net Property, Plant and Equipment.  . . . . . . . . .     150,185             151,259

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     150,046             151,358
Other Noncurrent Assets. . . . . . . . . . . . . . . . . .      10,163              10,449
                                                             ----------           ---------
     Total Assets. . . . . . . . . . . . . . . . . . . . .    $492,009            $485,625
                                                             ----------           ---------
                  LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .    $ 19,770            $ 23,590
  Federal and state income taxes . . . . . . . . . . . . .       6,173               5,696
  Other current liabilities. . . . . . . . . . . . . . . .      38,360              42,646
                                                              ---------           ---------
        Total Current Liabilities. . . . . . . . . . . . .      64,303              71,932
                                                              ---------           ---------

Long-term Debt . . . . . . . . . . . . . . . . . . . . . .     196,251             192,261
Deferred Income Taxes. . . . . . . . . . . . . . . . . . .      32,138              31,726
Other Noncurrent Liabilities . . . . . . . . . . . . . . .         279                 279

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,889,290 issued in 1998 and
        20,830,226 issued in 1997. . . . . . . . . . . . .         209                 208
  Additional paid-in capital . . . . . . . . . . . . . . .      40,500              38,904
  Retained earnings. . . . . . . . . . . . . . . . . . . .     158,264             150,357
  Cumulative Translation Adjustments . . . . . . . . . . .          65                 (42)
                                                              ---------           ---------
     Total Shareholders  Investment. . . . . . . . . . . .     199,038             189,427
                                                              ---------           ---------
     Total Liabilities and Shareholders  Investment. . . .    $492,009            $485,625
                                                              =========           =========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                            STATEMENTS OF INCOME

              (In Thousands of Dollars, Except Per Share Data)

                                                              (Unaudited)
                                                      -----------------------------
                                                           Three Months Ended
                                                      -----------------------------
                                                                March 31,
                                                      -----------------------------
                                                         1998               1997
                                                      ----------         ----------
Net Sales  . . . . . . . . . . . . . . . . . . . . .  $137,818           $ 70,570

Cost of Sales  . . . . . . . . . . . . . . . . . . .    98,080             50,199
                                                      ----------         ----------

   Gross Profit  . . . . . . . . . . . . . . . . . .    39,738             20,371

Operating Expenses . . . . . . . . . . . . . . . . .    19,870              8,309
                                                      ----------         ----------

   Income from Operations  . . . . . . . . . . . . .    19,868             12,062

Interest Expense . . . . . . . . . . . . . . . . . .     2,988                 53

Interest Income  . . . . . . . . . . . . . . . . . .       130                363
                                                      ----------         ----------

   Income Before Taxes . . . . . . . . . . . . . . .    17,010             12,372

Provision for Income Taxes . . . . . . . . . . . . .     6,596              4,666
                                                      ----------         ----------

   Net Income  . . . . . . . . . . . . . . . . . . .  $ 10,414           $  7,706
                                                      ==========         ==========


Per Share of Common Stock:

   Earnings Per Share  . . . . . . . . . . . . . . .     $.50               $.37
                                                      ==========         ==========

   Earnings Per Share - Assuming Dilution. . . . . .     $.49               $.36
                                                      ==========         ==========

   Cash Dividends Declared . . . . . . . . . . . . .     $.12               $.12
                                                      ==========         ==========

Average Number of Shares Outstanding . . . . . . . .  20,861,291         20,773,553
                                                      ==========         ==========

Average Number of Shares - Assuming Dilution . . . .  21,331,969         21,248,189
                                                      ==========         ==========

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                          (In Thousands of Dollars)


                                                                                 (Unaudited)
                                                                         ----------------------------
                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            1998             1997
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,414        $   7,706
Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . . . .     6,023            2,714
     Change in assets and liabilities: . . . . . . . . . . . . . . . . .
       Current assets, other than cash . . . . . . . . . . . . . . . . .    (7,252)            (308)
       Current liabilities, other than notes payable . . . . . . . . . .    (6,155)           1,886
                                                                          ---------       ----------
           Net cash provided from operating activities . . . . . . . . .     3,030           11,998

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . . . .    (3,487)          (1,971)
  Business acquisition . . . . . . . . . . . . . . . . . . . . . . . . .     -----         (277,433)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       106              (50)
                                                                          ---------       ----------
     Net cash used in investing activities . . . . . . . . . . . . . . .    (3,381)        (279,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt. . . . . . . . . . . . . . . . . . . . . .     4,000          242,000
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .        (9)            (129)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . . . .    (2,500)          (2,477)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       632              984
                                                                          ---------       ----------
     Net cash provided from financing activities . . . . . . . . . . . .     2,123          240,378

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . . . .        (5)             (80)
                                                                          ---------       ----------

  Net increase (decrease) in cash and cash equivalents . . . . . . . . .     1,767          (27,158)
  Cash and cash equivalents at beginning of period . . . . . . . . . . .     3,351           38,402
                                                                          ---------       ----------
  Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $  5,118        $  11,244
                                                                          =========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,038       $      67

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,547       $      19

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1998


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


2.   INVENTORIES

Cost for approximately 82% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                  3-31    12-31
                                  1998     1997
                                  ----    -----
               Raw Material        13%     13%
               Work-in Process     24%     23%
               Finished Goods      63%     64%


3.   ACQUISITION

The Statement of Income incorporates, after March 26, 1997, the results of operations of Marathon Electric Manufacturing Corporation, which was acquired by the Company on March 26, 1997. Marathon Electric operations did not have a material impact on the Statement of Income in the first quarter of 1997.


4.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 is required by the Company as of the December 31, 1998 statements. The impact for the first quarter of 1998 was $107,000 of additional comprehensive income relating to the cumulative translation adjustment recorded, resulting in net comprehensive income of $10,521,000 for the quarter.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of 1998 were $137,818,000, a 95% increase from net sales of $70,570,000 in 1997's first quarter. Mechanical Group net sales of $72,751,000 were 3.1% above 1997 first quarter sales of $70,570,000. Electrical Group net sales were $65,067,000 in the first quarter of 1998.
The Electrical Group was formed upon the acquisition of Marathon Electric on March 26, 1997.

Electrical Group net sales increased 3.6% over the pre-acquisition sales of Marathon Electric in the first quarter of 1997. This increase occurred despite a reduction in sales of the generator product line to the Asian market. The Company's Asian exposure is limited and generator sales continued to grow well domestically and elsewhere in the world. Mechanical Group total net sales growth was in line with general economic growth.

Company gross profit in the first quarter of 1998 nearly doubled from comparable 1997. Gross profit margin was virtually unchanged from the prior year. Operating expenses were $19,870,000 in the quarter compared to $8,309,000 a year ago. As a percent of net sales, operating expenses in 1998 were 14.4% versus 11.8% in 1997's first quarter. The increase in the percent was due to Electrical Group operating expenses being a greater percent of net sales than those of the Mechanical Group.

Income from operations of $19,868,000 in the first quarter of 1998 was 64.7% higher than the $12,062,000 a year ago. As a percent of net sales, income from operations decreased from 17.1% in the first quarter of 1997 to 14.4% in 1998 due to the higher operating expenses to net sales percent of the Electrical Group as compared to the Mechanical Group.

Interest expense was $2,988,000 in 1998's first quarter while only $53,000 a year earlier. The higher interest cost is due entirely to the debt incurred to purchase Marathon Electric a year ago.

The Company's effective tax rate in the first quarter of 1998 was 38.8% versus 37.7% in comparable 1997. The increase was due primarily to the non-deductibility for tax purposes of amortized goodwill associated with the Marathon Electric acquisition.

Net income of $10,414,000 in the quarter was 35.1% greater than the $7,706,000 earned in comparable 1997. Earnings per share were $.50 in 1998 versus $.37 a year ago and assuming dilution, $.49 versus $.36.

During the first quarter of 1998, the Company made final purchase accounting adjustments to the value of the assets and liabilities acquired in the acquisition of Marathon Electric in March 1997. These adjustments were not material.

The Company is currently in the process of implementing the required changes to its computer software programs and operating systems to be Year 2000 compliant and expects to complete these changes in 1998. The Company is also communicating with its suppliers and customers concerning Year 2000 compliance. Management believes the costs to become Year 2000 compliant will not be material to the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at March 31, 1998 was $117,312,000, 16.5% higher than $100,627,000 at December 31, 1997. The increase was due primarily to seasonal rises in accounts receivable and inventories coupled with reductions in accounts payable and other current liabilities. The Company's current ratio increased to 2.8:1 at March 31, 1998 from 2.4:1 at year-end 1997.

At March 31, 1998, the Company's outstanding long-term debt was $196,251,000, an increase of $3,990,000 from December 31, 1997. Virtually all the outstanding debt was borrowed under the Company's $225,000,000 unsecured revolving credit facility (the "Facility"). At March 31, 1998, the Company had $29,000,000 of available borrowing capacity under the Facility and an additional $10,000,000 under a supplemental $10,000,000 line of credit with its lead bank. The Company's funded debt to EBITDA ratio at March 31, 1998 was 1.88:1, up slightly from 1.86:1 at year-end 1997, and its capitalization ratio was 49.6%, down from 50.4% at year-end 1997 and from 59.5% one year ago. The Company paid an annual interest rate of approximately 6.1% on its outstanding debt at March 31, 1998.

The Company's cash flow from operations in the first quarter of 1998 was $3,030,000. Cash provided by net income, depreciation and amortization was for the most part offset by seasonal increases in accounts receivable and inventories and reductions in current liabilities. Free cash flow was a negative $2,957,000 after reducing cash flow from operations by $3,487,000 of net capital expenditures and by $2,500,000 of dividends paid to shareholders. Outstanding commitments for capital items at March 31, 1998 totaled approximately $2,200,000. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company's operations for the foreseeable future.

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

                                  PART II

                            OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended March 31, 1998.


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

DATE:    May 5, 1998
     -------------------