Form 10-Q
period 1998-06-30
REGAL BELOIT CORP
filed 1998-08-07
CIK 82811

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended               June 30, 1998
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


             20,903,940 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                         REGAL-BELOIT CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1998




                                 INDEX


                                                                      Page No.


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheet . . . . . . . . . . .             3
                Statement of Income . . . . . . . . . . . . .             4
                Condensed Statement of Cash Flows . . . . . .             5
                Notes to Financial Statements . . . . . . . .             6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . .              7-9


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders. . .    9

     Item 6 - Reports on Form 8-K. . . . . . . . . . . . .               10

     Signature . . . . . . . . . . . . . . . . . . . . . .               10

                                    PART I

                            FINANCIAL INFORMATION

1.    Financial Statements
      --------------------
                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEET

                           (In Thousands of Dollars)

                                                                              (From Audited
                                                               (Unaudited)     Statements)
                                                              -------------   -------------
                                                              June 30, 1998   Dec. 31, 1997
                                                              -------------   -------------
ASSETS

Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . .   $  2,781        $  3,351
  Receivables, less reserves of $2,697 in 1998
      and $2,620 in 1997 . . . . . . . . . . . . . . . . . . .     72,164          69,660
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     89,971          85,527
  Other current assets . . . . . . . . . . . . . . . . . . . .     15,196          14,021
                                                                 ---------       ---------
     Total Current Assets. . . . . . . . . . . . . . . . . . .    180,112         172,559
                                                                 ---------       ---------

Property, Plant and Equipment at Cost. . . . . . . . . . . . .    240,505         233,614
  Less - accumulated depreciation. . . . . . . . . . . . . . .    (91,247)        (82,355)
                                                                 ---------       ---------
     Net Property, Plant and Equipment . . . . . . . . . . . .    149,258         151,259

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .    149,084         151,358
Other Noncurrent Assets. . . . . . . . . . . . . . . . . . . .     10,348          10,449
                                                                 ---------       ---------
     Total Assets. . . . . . . . . . . . . . . . . . . . . . .   $488,802        $485,625
                                                                 =========       =========

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $ 20,314        $ 23,590
  Federal and state income taxes . . . . . . . . . . . . . . .      1,648           5,696
  Other current liabilities. . . . . . . . . . . . . . . . . .     33,533          42,646
                                                                 ---------       ---------
        Total Current Liabilities. . . . . . . . . . . . . . .     55,495          71,932
                                                                 ---------       ---------
Long-term Debt . . . . . . . . . . . . . . . . . . . . . . . .    192,240         192,261
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . .     32,327          31,726
Other Noncurrent Liabilities . . . . . . . . . . . . . . . . .        285             279

 Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,902,440 issued in 1998 and
        20,830,226 issued in 1997. . . . . . . . . . . . . . .        209             208
  Additional paid-in capital . . . . . . . . . . . . . . . . .     40,736          38,904
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .    167,435         150,357
  Cumulative Translation Adjustments . . . . . . . . . . . . .         75             (42)
                                                                 ---------       ---------
     Total Shareholders  Investment. . . . . . . . . . . . . .    208,455         189,427
                                                                 ---------       ---------
     Total Liabilities and Shareholders' Investment. . . .       $488,802        $485,625
                                                                 =========       =========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                            STATEMENT OF INCOME
              (In Thousands of Dollars, Except Per Share Data)


                                                             (Unaudited)
                                         ---------------------------------------------------
                                            Three Months Ended          Six Months Ended
                                                June 30,                     June 30,
                                         -----------------------     -----------------------
                                            1998         1997          1998          1997
                                         ----------   ----------     ----------   ----------
Net Sales  . . . . . . . . . . . . . .   $  138,981   $  143,610     $  276,799   $  214,180

Cost of Sales  . . . . . . . . . . . .       97,691      102,202        195,771      152,401
                                         ----------   ----------     ---------    ----------

   Gross Profit  . . . . . . . . . . .       41,290       41,408         81,028       61,779

Operating Expenses . . . . . . . . . .       19,320       19,545         39,190       27,854
                                         ----------   ----------     ----------   ----------

   Income from Operations  . . . . . .       21,970       21,863         41,838       33,925

Interest Expense . . . . . . . . . . .        3,011        4,077          5,999        4,130

Interest Income  . . . . . . . . . . .           66          256            196          619
                                         ----------   ----------     ----------   ----------

   Income Before Taxes . . . . . . . .       19,025       18,042         36,035       30,414

Provision for Income Taxes . . . . . .        7,346        7,235         13,942       11,901
                                         ----------   ----------     ----------   ----------

   Net Income  . . . . . . . . . . . .   $   11,679   $   10,807     $   22,093   $   18,513
                                         ==========   ==========     ==========   ==========
Per Share of Common Stock:

   Earnings Per Share  . . . . . . . .   $      .56   $      .52     $     1.06   $      .89
                                         ==========   ==========     ==========   ==========

   Earnings Per
        Share-Assuming Dilution. . . .   $      .55   $      .51     $     1.04   $      .87
                                         ==========   ==========     ==========   ==========

   Cash Dividends Declared . . . . . .   $      .12   $      .12     $      .24   $      .24
                                         ==========   ==========     ==========   ==========
Average Number of
   Shares Outstanding  . . . . . . . .   20,898,356   20,807,058     20,879,926   20,790,398
                                         ==========   ==========     ==========   ==========

Average Number of
   Shares-Assuming Dilution  . . . . .   21,348,761   21,252,978     21,338,957   21,250,583
                                         ==========   ==========     ==========   ==========

See accompanying notes.


                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENT OF CASH FLOWS

                          (In Thousands of Dollars)

                                                                         (Unaudited)
                                                                  -------------------------
                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                      1998         1997
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 22,093   $  18,513
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . .   11,886       8,224
  Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . .   (8,056)     10,084
       Current liabilities, other than notes payable . . . . . . . .  (15,444)     (5,013)
                                                                     ---------  ----------
           Net cash provided from operating activities . . . . . . .   10,479      31,808

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . .   (7,217)     (6,352)
  Business acquisition . . . . . . . . . . . . . . . . . . . . . . .     ---     (279,224)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      367         356
                                                                     ---------  ----------
     Net cash used in investing activities . . . . . . . . . . . . .   (6,850)   (285,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt. . . . . . . . . . . . . . . . . . . .     ---       242,000
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .      (18)     (16,287)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . .   (5,006)      (4,974)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      823        1,060
                                                                     ---------   ----------
     Net cash provided from (used in) financing activities . . . . .   (4,201)     221,799

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . .        2          (64)
                                                                     ---------   ----------

  Net (decrease) in cash and cash equivalents. . . . . . . . . . . .     (570)     (31,677)
  Cash and cash equivalents at beginning of period . . . . . . . . .    3,351       38,402
                                                                     ---------   ----------
  Cash and cash equivalents at end of period . . . . . . . . . . . . $  2,781     $  6,725
                                                                     =========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,067     $  3,329


     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . $ 17,090     $  3,402

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1998


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


2.   INVENTORIES

Cost for approximately 82% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                   6-30   12-31
                                   1998    1997
                                   ----   -----
               Raw Material        14%     13%
               Work-in Process     24%     23%
               Finished Goods      62%     64%


3.   ACQUISITION

The Statement of Income incorporates, after March 26, 1997, the results of operations of Marathon Electric Manufacturing Corporation, which was acquired by the Company on March 26, 1997. Marathon Electric operations did not have a material impact on the Statement of Income in the first quarter of 1997.


4.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 is required by the Company as of the December 31, 1998 statements. The impact for the second quarter of 1998 was $10,000 of additional comprehensive income relating to the cumulative translation adjustment recorded, resulting in net comprehensive income of $11,689,000 for the quarter. The impact for the first six months of 1998 was $117,000 of additional comprehensive income relating to the cumulative translation adjustment, resulting in net comprehensive income of $22,210,000.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of 1998 were $138,981,000, 3.2% lower than net sales of $143,610,000 in 1997's second quarter. Net sales for the second quarter of the Company's Electrical Group were $67,402,000, 4.5% lower than in 1997's second quarter. The Electrical Group sales decrease was due to the inclusion of three days of March 1997 sales, approximately $3,000,000, in the second quarter of 1997, the three days occurring immediately after the Company's acquisition of Marathon Electric on March 26, 1997. Excluding the $3,000,000, 1998 second quarter sales of the Electrical Group were virtually unchanged from a year earlier. Mechanical Group second quarter 1998 net sales of $71,579,000 were 2.0% below sales of $73,014,000 in comparable 1997, due primarily to lower sales to the agricultural market, one of the many markets the Group serves.

Net sales for the six months ended June 30, 1998, were $276,799,000, a 29.2% increase above net sales of $214,180,000 in the first half of 1997. Electrical Group 1998 net sales were $132,469,000 for the same period, representing 48% of total Company sales. On a pro-forma basis assuming Marathon Electric had been acquired January 1, 1997, comparable six months 1997 Electrical Group sales would have been $133,432,000. The small decrease was due primarily to lower sales to Asian markets. Mechanical
Group six months 1998 net sales were $144,330,000, a .5% increase from sales of $143,584,000 in comparable 1997. Mechanical Group net sales comprised 52% of total Company sales.

Income from operations in the second quarter of 1998 was $21,970,000, a small increase from the prior year. For the first half of 1998 income from operations was $41,838,000, 23.3% greater than in comparable 1997, due primarily to the March 26, 1997 acquisition of Marathon Electric. As a percent of net sales, income from operations was 15.8% and 15.1% for 1998's second quarter and first six months, respectively, as compared to 15.2% and 15.8% for the comparable second quarter and first six months of 1997, respectively. The higher second quarter 1998 operating margin was due to improved Electrical Group gross profit margin, which resulted primarily from favorable commodity prices on raw materials and a favorable mix of products sold. The lower first half 1998 operating margin as compared to 1997 resulted primarily from the lower operating margins of the acquired
Marathon Electric as compared to those of the Mechanical Group.

Interest expense of the Company of $3,011,000 in the second quarter of 1998 was $1,066,000 (26.1%) lower than in comparable 1997 due to reduced long-term debt outstanding. Interest expense for the first six months of 1998 was $1,869,000 higher than in comparable 1997 due to the March 26, 1997 acquisition of Marathon Electric financed primarily with long-term debt. Interest income was lower in both the second quarter and first half of 1998 versus the comparable periods of 1997 due primarily to the utilization of invested cash in the 1997 acquisition.

Net income in the second quarter of 1998 of $11,679,000, or $.56 per share ($.55 assuming dilution), was $872,000 (8.1%) higher than the $10,807,000, or $.52 per share ($.51 assuming dilution), earned a year ago. The improvement was due to higher margins in the Company's Electrical Group. Net income for the six months ended June 30, 1998, was $22,093,000, or $1.06 per share
($1.04 assuming dilution), $3,580,000 (19.3%) greater than the $18,513,000, or $.89 per share ($.87 assuming dilution), earned in comparable 1997. In addition to the improved income before taxes, the Company benefited from lower effective income tax rates in 1998 as compared to 1997.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at June 30, 1998 was $124,617,000, 23.8% higher than $100,672,000 at December 31, 1997. The change was due primarily to modest increases in accounts receivable and inventories coupled with reductions in current liabilities. The Company's current ratio increased to 3.2:1 at June 30, 1998 from 2.4:1 at year-end 1997.

At June 30, 1998, the Company's outstanding long-term debt was $192,240,000, virtually unchanged from December 31, 1997. The outstanding debt was borrowed under the Company's $225,000,000 unsecured revolving credit facility (the "Facility"). At June 30, 1998, the Company had $33,000,000 of available borrowing capacity under the Facility and an additional $10,000,000 under a supplemental $10,000,000 line of credit with its lead bank. The Company's funded debt to EBITDA ratio at June 30, 1998 was 1.84:1, down from 1.86:1 at year-end 1997, and its capitalization ratio was 48.0%, down from 50.4% at year-end 1997 and 56.8% one year ago. The Company paid an annual interest rate of approximately 6.0% on its outstanding debt at June 30, 1998.

The Company's cash flow from operations in the second quarter of 1998 was $7,449,000, and was $10,479,000 for the first six months of the year. During the first half of 1998, primarily one-time reductions in current liabilities resulted in a $15,444,000 use of cash. Coupled with increases in accounts receivable and inventories, the positive cash generated by net income and depreciation was partly offset. Free cash flow for the first half of 1998 was a negative $1,377,000 after reducing cash flow from operations for net capital expenditures and dividends to shareholders. Management believes that free cash flow will increase in the second half of 1998 due to expected reductions in accounts receivable and inventories, coupled with cash flow from net income and depreciation. Outstanding commitments for capital items at June 30, 1998 totaled approximately $1,600,000. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company's operations for the foreseeable future.

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


                                   PART II

                              OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The Annual Meeting of stockholders of Regal-Beloit Corporation was held on April 21, 1998.

(b)  The terms of Directors James L. Packard, Henry W. Knueppel,
     William W. Keefer, J. Reed Coleman, Frank E. Bauchiero and
     Stephen N. Graff were continued.

(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

     (1) Elect three Class B Directors for a term of three years.

                                         For       Withheld
                                      ----------   --------
         John M. Eldred               18,895,942    180,921
         John A. McKay                18,895,562    181,301
         G. Frederick Kasten, Jr.     18,897,424    179,439

     (2) Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 1998.

                            For         Against     Abstain
                         ----------     -------     -------
                         19,038,926      25,313      12,624

     (3) Approve the Company's 1998 Stock Option Plan.

                             For        Against     Abstain
                         ----------    ---------    -------
                         15,515,137    3,470,925     90,801

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended June 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REGAL-BELOIT CORPORATION
                                     (Registrant)


                              Kenneth F. Kaplan
                              -----------------------
                              Kenneth F. Kaplan
                              Vice President, Chief Financial Officer
                              and Secretary
                              (Principal Accounting and Financial Officer)

DATE: August 7, 1998
     -------------------