Form 10-Q
period 1998-09-30
REGAL BELOIT CORP
filed 1998-11-13
CIK 82811

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended             September 30, 1998
                 ------------------------------------------------------------

Commission File Number              1-7283
                      -------------------------------------------------------

                            REGAL-BELOIT CORPORATION
             (Exact name of registrant as specified in its charter)

         Wisconsin                                    39-0875718
-------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

                200 State Street, Beloit, Wisconsin   53511-6254
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (608)  364-8800
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


                20,906,040 Shares, Common Stock, $.01 Par Value
-------------------------------------------------------------------------------

                          REGAL-BELOIT CORPORATION

                                 FORM 10-Q

                     For Quarter Ended September 30, 1998




                                   INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                    Condensed Balance Sheets . . . . . . . . . . . .      3
                    Statements of Income . . . . . . . . . . . . . .      4
                    Condensed Statements of Cash Flows . . . . . . .      5
                    Notes to Financial Statements. . . . . . . . . .      6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . .      7


PART II - OTHER INFORMATION

         Item 6 - Reports on Form 8-K. . . . . . . . . . . . . . . .      9

         Signature . . . . . . . . . . . . . . . . . . . . . . . . .     10


                                   PART I
                            FINANCIAL INFORMATION
1.  Financial Statements
    --------------------
                           REGAL-BELOIT CORPORATION
                           CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)

                                                                      (From Audited
                                 ASSETS               (Unaudited)      Statements)
                                                    --------------    -------------
                                                    Sept. 30, 1998    Dec. 31, 1997
                                                    --------------    -------------
Current Assets:
    Cash and cash equivalents  . . . . . . . . . . . .   $  2,756         $  3,351
    Receivables, less reserves of $2,826 in
       1998 and $2,620 in 1997 . . . . . . . . . . . .     70,395           69,660
    Inventories. . . . . . . . . . . . . . . . . . . .     89,884           85,527
    Other current assets . . . . . . . . . . . . . . .     15,097           14,021
                                                         ---------        ---------
       Total Current Assets. . . . . . . . . . . . . .    178,132          172,559
                                                         ---------        ---------

Property, Plant and Equipment at Cost. . . . . . . . .    244,375          233,614
    Less - accumulated depreciation. . . . . . . . . .    (95,715)         (82,355)
                                                         ---------        ---------
     Net Property, Plant and Equipment.  . . . . . . .    148,660          151,259

Goodwill . . . . . . . . . . . . . . . . . . . . . . .    148,123          151,358
Other Noncurrent Assets. . . . . . . . . . . . . . . .     10,247           10,449
                                                         ---------        ---------
     Total Assets. . . . . . . . . . . . . . . . . . .   $485,162         $485,625
                                                         =========        =========

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable . . . . . . . . . . . . . . . . .   $ 19,844         $ 23,590
    Federal and state income taxes . . . . . . . . . .      2,166            5,696
    Other current liabilities. . . . . . . . . . . . .     35,436           42,646
                                                         ---------        ---------
          Total Current Liabilities. . . . . . . . . .     57,446           71,932
                                                         ---------        ---------

Long-term Debt . . . . . . . . . . . . . . . . . . . .    178,229          192,261
Deferred Income Taxes. . . . . . . . . . . . . . . . .     32,523           31,726
Other Noncurrent Liabilities . . . . . . . . . . . . .        189              279

Shareholders' Investment:
    Common stock, $.01 par value, 50,000,000 shares
          authorized, 20,906,040 issued in 1998 and
          20,830,226 issued in 1997. . . . . . . . . .        209              208
    Additional paid-in capital . . . . . . . . . . . .     40,797           38,904
    Retained earnings. . . . . . . . . . . . . . . . .    175,317          150,357
    Cumulative Translation Adjustments . . . . . . . .        452              (42)
                                                         ---------        ---------
         Total Shareholders' Investment. . . . . . . .    216,775          189,427
                                                         ---------        ---------
         Total Liabilities and Shareholders' Investment  $485,162         $485,625
                                                         =========        =========

See accompanying notes.

                            REGAL-BELOIT CORPORATION

                              STATEMENTS OF INCOME
                 (In Thousands of Dollars, Except Per Share Data)

                                                         (Unaudited)
                                     -----------------------------------------------------
                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                     ------------------------    -------------------------
                                         1998          1997          1998         1997
                                     ------------  ----------    ----------    -----------
Net Sales . . . . . . . . . . . . .  $  137,973    $  138,403    $  414,772    $  352,583

Cost of Sales . . . . . . . . . . .      99,066        99,335       294,837       251,736
                                     -----------   -----------   -----------   -----------

  Gross Profit  . . . . . . . . . .      38,907        39,068       119,935       100,847

Operating Expenses. . . . . . . . .      19,059        19,134        58,249        46,988
                                     -----------   -----------   -----------   -----------

  Income from Operations. . . . . .      19,848        19,934        61,686        53,859

Interest Expense. . . . . . . . . .       2,897         3,501         8,896         7,631

Interest Income . . . . . . . . . .          51           117           247           736
                                     -----------   -----------   -----------   -----------

  Income Before Taxes . . . . . . .      17,002        16,550        53,037        46,964
                                     -----------   -----------   -----------   -----------

Provision for Income Taxes. . . . .       6,612         6,636        20,554        18,537
                                     -----------   -----------   -----------   -----------

  Net Income. . . . . . . . . . . .  $   10,390    $    9,914    $   32,483    $   28,427
                                     ===========   ===========   ===========   ===========

Per Share of Common Stock:

  Earnings Per Share. . . . . . . .        $.50          $.48         $1.56         $1.37
                                     ===========   ===========   ===========   ===========

  Earnings Per
    Share - Assuming Dilution . . .        $.49          $.47         $1.53         $1.34
                                     ===========   ===========   ===========   ===========

  Cash Dividends Declared . . . . .        $.12          $.12          $.36          $.36
                                     ===========   ===========   ===========   ===========

Average Number of
  Shares Outstanding. . . . . . . .  20,904,773    20,816,285    20,888,299    20,799,122
                                     ===========   ===========   ===========   ===========

Average Number of
  Shares - Assuming Dilution. . . .  21,223,066    21,315,098    21,300,327    21,272,088
                                     ===========   ===========   ===========   ===========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                          (In Thousands of Dollars)


                                                                                  (Unaudited)
                                                                          ---------------------------
                                                                          Nine Months Ended Sept. 30,
                                                                          ---------------------------
                                                                              1998          1997
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  32,483     $  28,427
   Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . . . .      17,657        13,626
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . . . .     (5,770)        12,826
       Current liabilities, other than notes payable . . . . . . . . . .     (13,655)        1,394
                                                                           ----------    ----------
         Net cash provided from operating activities . . . . . . . . . .      30,715        56,273

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net of retirements . . .     (11,049)      (10,481)
    Business acquisition . . . . . . . . . . . . . . . . . . . . . . . .      -----       (279,260)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         366           310
                                                                           ----------    ----------
       Net cash used in investing activities . . . . . . . . . . . . . .     (10,683)     (289,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt. . . . . . . . . . . . . . . . . . . . .       -----       242,000
    Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . .     (14,028)      (37,520)
    Dividends to shareholders. . . . . . . . . . . . . . . . . . . . . .      (7,515)       (7,471)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         883         1,152
                                                                           ----------    ----------
       Net cash (used in) provided from financing activities . . . . . .     (20,660)      198,161

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . . . .          33          (104)

    Net (decrease) increase in cash and cash equivalents . . . . . . . .        (595)      (35,101)
    Cash and cash equivalents at beginning of period . . . . . . . . . .       3,351        38,402
                                                                           ----------    ----------
    Cash and cash equivalents at end of period . . . . . . . . . . . . .   $   2,756      $  3,301
                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during year for:
       Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   9,000      $  6,878
                                                                           ==========    ==========

       Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .   $  22,958      $  4,700
                                                                           ==========    ==========

See accompanying notes.

                           REGAL-BELOIT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


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


2.  INVENTORIES

Cost for approximately 82% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                            9-30       12-31
                            1998        1997
                            ----       -----
       Raw Material          14%        13%
       Work-in Process       24%        23%
       Finished Goods        62%        64%


3.  ACQUISITION

The Statement of Income incorporates, after March 26, 1997, the results of operations of Marathon Electric Manufacturing Corporation, which was acquired by the Company on March 26, 1997. Marathon Electric operations did not have a material impact on the Statement of Income in the first quarter of 1997.


4.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 is required by the Company as of the December 31, 1998 statements. The impact for the third quarter of 1998 was $377,000 of additional comprehensive income relating to the cumulative translation adjustment recorded, resulting in net comprehensive income of $10,767,000 for the quarter. The impact for the first nine months of 1998 was $494,000 of additional comprehensive income relating to the cumulative translation adjustment, resulting in net comprehensive income of $32,977,000.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the third quarter of 1998 were $137,973,000, $430,000 (.3%) lower than net sales of $138,403,000 in 1997's third quarter. Net sales of the Company's Electrical Group for the third quarter were $68,902,000, virtually unchanged from $68,965,000 in the comparable quarter of 1997. Mechanical Group third quarter 1998 net sales of $69,071,000 were $367,000 (.5%) below net sales of $69,438,000 in 1997's third quarter.

Net sales for the nine months ended September 30, 1998, were $414,772,000, a 17.6% increase from net sales of $352,583,000 in comparable 1997. Electrical Group 1998 nine months net sales of $201,371,000 represented 48.5% of total Company sales. On a pro-forma basis assuming Marathon Electric had been acquired January 1, 1997, comparable nine months 1997 Electrical Group sales would have been $202,397,000. The .5% decrease was due primarily to lower sales to Asian markets. Mechanical Group nine months 1998 net sales were $213,401,000, a .2% increase from $213,022,000 in comparable 1997, and represented 51.5% of total Company sales.

Income from operations in the third quarter of 1998 was $19,848,000, a small decrease from the prior year. Income from operations as a percent of net sales of 14.4% in the third quarter of 1998 was unchanged from the prior year. For the nine months of 1998, income from operations was $61,686,000, 14.5% greater than in comparable 1997, due primarily to the March 26, 1997 acquisition of Marathon Electric. As a percent of net sales, income from operations decreased to 14.9% for the nine months of 1998 from 15.3% in the comparable period of 1997. The decreased percentage was due primarily to the lower operating margins of the acquired Marathon Electric as compared to those of the Mechanical Group.

Interest expense of the Company was $2,897,000 in the third quarter of 1998, $604,000 (17.3%) lower than in comparable 1997 due primarily to lower long-term debt outstanding. For the nine months of 1998, interest expense was $1,265,000 higher than in the comparable period of 1997 due to the March 26, 1997 Marathon Electric acquisition, which was financed primarily with long-term debt. Interest income was lower in both 1998's third quarter and nine months to date versus the comparable periods of 1997, due primarily to utilizing invested cash in the 1997 acquisition.

Net income in the third quarter of 1998 was $10,390,000, or $.50 per share ($.49 assuming dilution), $476,000 (4.8%) higher than the $9,914,000, or $.48 per share ($.47 assuming dilution) earned a year ago. The improvement was due to lower interest expense. Net income for the nine months ended September 30, 1998, was $32,483,000, or $1.56 per share ($1.53 assuming dilution),
$4,056,000 (14.3%) greater than the $28,427,000 earned in the comparable period of 1997. In addition to the improved income before taxes, the Company benefited from lower effective income tax rates in 1998 as compared to 1997, 38.8% versus 39.5%, respectively.

YEAR 2000 COMPLIANCE
--------------------

The Year 2000 issue is related to computer software utilizing two digits for the year rather than the four required to distinguish 2000 from 1900 or 2001 from 1901 and so on. As a result, any of the Company's computer programs or any of the Company's suppliers or service providers that have date sensitive software may incur system failures or generate incorrect data if the dates of January 1, 2000 or later are not properly recognized. The Company has for several years been addressing the Year 2000 issue. The Company, through assigned internal project teams under the guidance of executive Management, has assessed all computer hardware and all financial, information and operating systems, whether internally developed or purchased from external suppliers. The project teams have identified required changes to bring such hardware and software systems into full Year 2000 readiness, as required.
The necessary changes have, for the most part, already been made and implemented. Testing of the Company's systems to assure Year 2000 readiness is in process. The Company plans to have completed sufficient testing by March 31, 1999 to reasonably conclude that its systems are Year 2000 ready, though certain tests are likely to continue periodically during the balance of 1999 as well.

In addition to addressing its operating systems, project teams have been evaluating and testing all computer operated machinery and equipment and facilities infrastructure such as telecommunications, security, and HVAC to determine Year 2000 readiness. The Company's products have been examined and determined to be Year 2000 ready. The Company is in the process of surveying key suppliers and customers to evaluate their Year 2000 readiness efforts. Where key suppliers are not able to verify their readiness by June 30, 1999, the Company will work to identify backup suppliers. Other than as relating to its supplier and customer survey efforts, the Company has set March 31, 1999 as the target date to be Year 2000 ready in all material respects.

Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues and to minimize the risk of not being Year 2000 ready. Management further believes the costs it plans to expend to become Year 2000 ready are not material and will not have an adverse effect on the Company's financial position, cash flow or results of operations. However, to the extent that the Company or third parties on which it relies do not achieve Year 2000 readiness in a timely manner, the Company's financial position, cash flow or results of operations may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at September 30, 1998 was $120,686,000, 19.9% higher than $100,672,000 at December 31, 1997. The increase was due primarily to a 5% increase in inventory coupled with a 20% reduction in current liabilities. Current ratio increased to 3.1:1 at September 30, 1998 from 2.4:1 at year-end 1997.

Outstanding long-term debt was reduced by $14,000,000 during the third quarter, to $178,229,000 at September 30, 1998. The year-to-date reduction from December 31, 1997 was also $14,000,000. The outstanding debt was borrowed under the Company's $225,000,000 unsecured revolving credit facility (the "Facility"). On October 1, 1998, the Facility was permanently and voluntarily reduced by the Company to $190,000,000. The Company had $9,842,000 of available borrowing capacity under the reduced Facility at October 1, 1998, and an additional $10,000,000 under a supplemental $10,000,000 line of credit with its lead bank. The Company's funded debt to EBITDA ratio at September 30, 1998 was 1.71:1, down from 1.86:1 at year-end 1997, and its capitalization ratio was 45.1%, down from 50.4% at year-end 1997 and from 53.4% one year ago. The Company paid an annual interest rate of approximately 6.0% on its outstanding debt at September 30, 1998.

The Company's cash flow from operations in the third quarter of 1998 was $20,236,000, and was $30,715,000 for the nine months of 1998. In the first half of 1998, primarily one-time reductions in current liabilities resulted in a $16,437,000 use of cash. With current liabilities increasing $1,951,000 in the third quarter of 1998, and with $15,971,000 of cash flow from net income, depreciation and amortization, the third quarter 1998 cash flow nearly doubled that of the first half of 1998. Free cash flow for the nine months of 1998 was $12,151,000 after reducing cash flow from operations for net capital expenditures and dividends to shareholders. Outstanding commitments for capital items at September 30, 1998 totaled approximately $2,200,000. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company's operations for the foreseeable future.

CAUTIONARY STATEMENT
--------------------

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995:

With the exception of historical facts, the statements contained in Item 2. of this form 10-Q are forward looking statements. Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, including but not limited to, steel, copper wire, aluminum, castings, and bearings, and 5) actions taken by competitors with regard to such matters as product offerings, pricing, and delivery. Investors are directed to the Company's documents, such as its Annual Report on Form 10-K, Form 10-Q's, and Annual Report, filed with the Securities and Exchange Commission.



                                   PART II

                              OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended September 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                               (Registrant)


                         Kenneth F. Kaplan
                         --------------------------------
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)


DATE: November 12, 1998
      -----------------