Form 10-K
period 1998-12-31
REGAL BELOIT CORP
filed 1999-03-15
CIK 82811

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                     ----------------------------------

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number 1-7283

           ------------------------------------------------------

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

=============================================================================

       Securities registered pursuant to Section 12 (b) of the Act:

                                              Name of Each Exchange on
    Title of Each Class                          Which Registered
-----------------------------           -----------------------------------
Common Stock ($.01 Par Value)                 American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act . . . . None
                                                             (Title of Class)

=============================================================================

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999 was approximately $407,154,000.

On March 5, 1999 the registrant had outstanding 20,946,805 shares of common stock, $.01 par value, which is registrant's only class of common stock.

============================================================================

                    Documents Incorporated by Reference
                    -----------------------------------


Documents                                                  Form 10-K Reference
---------                                                  -------------------

Annual Report to Shareholders
   for Year Ended December 31, 1998  . . . . . . . . . . . . .  I, II, IV

Proxy Statement for Annual
   Shareholders Meeting to be Held on April 21, 1999 . . . . .     III

                        REGAL-BELOIT CORPORATION

                                Index to
                       Annual Report on Form 10-K

                  For the Year Ended December 31, 1998



                                                                       Page
PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .    6
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    6
Item 4.  Submission of Matters To A Vote of Security Holders  . . . .    6


PART II

Item 5.  Market for the Registrant's Common Equity
           and Related Shareholder Matters  . . . . . . . . . . . . .    6
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . .    7
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . . .    7
Item 8.  Financial Statements and Supplementary Data. . . . . . . . .    7
Item 9.  Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . .    7


PART III

Item 10. Directors and Executive Officers of the Registrant . . . . .    7
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . .    8
Item 12. Security Ownership of Certain
           Beneficial Owners and Management . . . . . . . . . . . . .    8
Item 13. Certain Relationships and Related Transactions . . . . . . .    8


PART IV

Item 14. Financial Statements, Financial Statement Schedule,
           Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

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

The Company's mechanical products are manufactured by its Mechanical Group and include standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine and high-performance after-market automotive transmissions; custom gearing; gear motors; manual valve actuators; and perishable, high speed steel, rotary cutting tools. Mechanical Group products are sold to distributors, original equipment manufacturers and end users across many industry segments.

Typical applications for the Company's mechanical products include material handling systems such as conveyors, palletizers and packaging equipment; off-highway vehicular equipment such as street pavers, graders, airport/fire/crash/rescue equipment; farm implements; gas and liquid pipeline transmission systems; civic water and waste treatment facilities; open-pit mining; paper making machinery; high-performance, after-market automotive transmissions and ring/pinion sets; and marine transmissions for luxury inboard powered craft.

Effective March 26, 1997, the Company acquired 100% of the stock of Marathon Electric Manufacturing Corporation. Marathon Electric now comprises the Company's Electrical Group. The Electrical Group produces and markets AC electric motors ranging in size from 1/12 horsepower to over 500 horsepower and electric generators ranging in size from 5 kilowatts through 2300 kilowatts. The Group is currently developing larger motors to 800 horsepower and larger generators to 4,000 kilowatts, and plans to commence shipments in the second and third quarters of 1999, respectively. The Group's products are also sold to distributors, original equipment manufacturers and end users across many industry segments.

Typical applications for the Company s electrical products include: 1) for electric motors: air movement such as heating, ventilating, air conditioning and compressors; fluid movement such as pumping; woodworking; commercial laundry; process industries; variable frequency drives; and floor care; and
2) for electric generators: prime and standby power applications including buildings such as telecommunication, commercial, industrial, hospital and school; marine; agriculture; windpower; military; and transport refrigeration.

Regal-Beloit believes its consistent ability to provide products on a shorter delivery schedule than other manufacturers gives it a competitive selling advantage and that its extensive use of modern, up-to-date equipment which is best suited for the job, along with its continued product redesign and effective plant layout, often gives it a competitive cost advantage in its product offering.

Marketing and Sales
-------------------
The Company's products are sold to distributors, original equipment manufacturers and end users. Both the Mechanical Group and the Electrical Group have their own organization of field sales employees and manufacturers representatives.

Export sales accounted for approximately 6% of the Company's sales in 1998, 7% in 1997 and 3% in 1996. Additionally, 3%, 4%, and 7% of Company sales were manufactured and sold outside the United States in 1998, 1997, and 1996, respectively. No material part of the Company's business is dependent upon a single customer. In fiscal 1998, 1997, and 1996, no single customer accounted for as much as 3% of Company sales. Although the Company's sales are predominantly not seasonal, they tend to vary with general economic conditions and with the rate of industrial production, and are affected by business climates in the many markets in which the Company sells. However, because the Company's products are sold to many different markets, the effects of weaker markets are frequently offset by strengths in other markets.

Working capital requirements to properly serve the Company's customers are generally typical of capital goods manufacturers. Accounts receivable and inventory are generally not seasonal or at unusual levels by industry standards.

Competition
-----------
Major domestic competitors in the mechanical motion control equipment industry include Emerson Electric, Reliance Electric, Winsmith, Falk, and Boston Gear. Major foreign competitors would include SEW Eurodrive, Flender, Sumitomo and Zahnrad Fabrik. Major domestic competitors for the Electrical Group include Baldor Electric, Emerson, Reliance, Leeson, General Electric, Cummins, and Magnetek. Major foreign competitors include Siemens, Toshiba, Weg,
Leroy Somer, and ABB.

Over the past several years, niche product market opportunities have become more prevalent due to changing market conditions. The Mechanical Group's markets have also been impacted by decisions by larger manufacturers not to compete in lower volume or specialized markets. Many captive producers have chosen, for economic reasons, to outsource their requirements to specialized manufacturers like Regal-Beloit's Mechanical Group, who can produce more cost effectively.

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

For further segment information required by Item 101 of Regulation S-K, reference is made to Note 11 of Notes to Consolidated Financial Statements on page 14 of the Annual Report to Shareholders for the year ended
December 31, 1998, and such information is incorporated herein by reference.

Manufacturing
-------------
Each of the Company's operating units conducts its manufacturing operations independently in one or more facilities. The Company regularly invests in high quality machinery and equipment and other improvements to and maintenance of its facilities. These capital expenditures typically meet or exceed the Company's depreciation levels, as the Company believes that such investments are essential to its long-term success, although in 1998 expenditures were held below depreciation as the capital goods economy slowed.

The manufacturing operations of both the Mechanical Group and Electrical Group are highly integrated. Although raw materials and selected parts such as bearings and seals are purchased, this vertical integration permits the Company to produce most of its products component parts when needed. The Company believes this results in lower production costs, greater manufacturing flexibility and higher product quality, as well as reducing the Company's reliance on outside suppliers.

Base materials for the Company's products consist primarily of: 1) steel in various types and sizes, bearings and weldments, 2) copper magnet wire and
3) castings made of grey iron or aluminum. The Company purchases its raw materials from many suppliers and is not dependent on any single supplier for any of its base materials.

Backlog
-------
As of December 31, 1998, the amount of the Company's Mechanical Group backlog was approximately $40,300,000 compared to approximately $51,310,000 on December 31, 1997. The Electrical Group backlog as of December 31, 1998 was $25,300,000 versus $31,700,000 on December 31, 1997. Average delivery time for orders of the Company's mechanical products (except for large, specially designed products) varies from three days to two months. The Company believes that virtually all of its backlog is shippable in 1999.
The Company's business units have historically shipped the majority of its products in the month the order is received. Accordingly, since total backlog is less than 15% of the Company's annual sales, the Company believes that backlog is not a reliable indicator of the Company's future sales.

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

Employees
---------
As of December 31, 1998, the Company employed approximately 4,780 persons, of which approximately 27% are covered by collective bargaining agreements. The Company considers its employee relations to be very good.

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

ITEM 2.  Properties
-------------------

The Company's Mechanical Group currently operates 21 manufacturing and service/distribution facilities. Four are located in Illinois; two each are located in Indiana, South Carolina, South Dakota and Wisconsin; and one each are located in California, Massachusetts, New York, North Carolina, Pennsylvania, Texas, Newbury (England), Neu Anspach (Germany) and Legnano (Italy). The Mechanical Group s present operating facilities contain a total of approximately 1,590,000 square feet of space of which approximately 46,700 square feet are leased.

The Electrical Group currently operates 12 manufacturing and warehousing facilities. Three are located in Missouri, two each in Ohio and Texas and one each in Indiana, Pennsylvania, Wisconsin, Singapore, and Market Overton (England). The Electrical Group's present operating facilities contain a total of approximately 1,010,000 square feet of space of which approximately 130,000 square feet are leased.

The Company has its principal offices in Beloit, Wisconsin in an owned 24,000 square foot office building. The Company believes its equipment and facilities are well maintained and adequate for its present needs.


ITEM 3.  Legal Proceedings
--------------------------

The Company is not involved in any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.




                                   PART II


ITEM 5.  Market for the Registrant's Common Equity and
------------------------------------------------------
Related Shareholder Matters
---------------------------

Certain information required by Item 201 of Regulation S-K is set forth on page 4 and the inside back cover of the Annual Report to Shareholders for the year ended December 31, 1998, and such information is incorporated herein by reference.


ITEM 6.  Selected Financial Data
--------------------------------

Information required by Item 301 of Regulation S-K is set forth on page 4 of the Annual Report to Shareholders for the year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

Information required by Item 303 of Regulation S-K is set forth on pages 5 and 6 of the Annual Report to Shareholders for the year ended December 31, 1998, and such information is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------

In the Annual Report to Shareholders for the year ended December 31, 1998, there are set forth on pages 7 through 15, financial statements meeting the requirements of Regulation S-X and information specified by Item 302 of Regulation S-K and such financial statements are incorporated herein by reference.


ITEM 9.  Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
and Financial Disclosure
------------------------

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.




                                   PART III


ITEM 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information required by Item 401 of Regulation S-K is set forth on pages 3 through 5 and 7 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1999, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

The names, ages, and positions of the executive officers of the Company as of March 5, 1999, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name, Age and Position            Business Experience During the Past 5 Years
----------------------            -------------------------------------------

James L. Packard, 56           -  Elected Chairman in 1986; Chief Executive
Chairman, President and           Officer since 1984; President since 1980.
Chief Executive Officer


Henry W. Knueppel, 50          -  Elected Executive Vice President in 1987,
Executive Vice President          prior to which he was Vice President-
                                  Operations since 1985. Appointed to the additional position of President, Marathon
                                  Electric Manufacturing Corporation in
                                  September, 1997.

Kenneth F. Kaplan, 53          -  Joined Company in September, 1996.  Elected
Vice President, Chief             Vice President, Chief Financial Officer in
Financial Officer and             October, 1996 and Secretary in April, 1997.
Secretary                         Previously, he was employed by Gehl
                                  Company, West Bend,  Wisconsin, as Vice
                                  President -Finance and Treasurer from 1987.


ITEM 11.  Executive Compensation
--------------------------------

Information required by Item 402 of Regulation S-K is set forth on pages 8 through 14 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1999, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information required pursuant to Item 403 of Regulation S-K is set forth on pages 3 through 5 and 7 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1999, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information required pursuant to Item 404 of Regulation S-K is set forth on pages 6 and 9 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 1999, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

                                  PART IV

ITEM 14.  Financial Statements, Financial Statement Schedule, Exhibits
----------------------------------------------------------------------
and Reports on Form 8-K
-----------------------

(a)  1. and 2.  Financial Statements and Financial Statement Schedule
     ----------------------------------------------------------------
     Reference is made to the separate index to the Company s Consolidated Financial Statements and Schedule contained on Page 11 hereof.

     3.  Exhibits
     ------------
     Reference is made to the separate exhibit index contained on Pages 14-15 hereof.


(b)  Reports on Form 8-K
     -------------------

     There were no reports filed on Form 8-K by the Company during the quarter ended December 31, 1998.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REGAL-BELOIT  CORPORATION



                            By: /s/ Kenneth F. Kaplan
                                ---------------------
                                Kenneth F. Kaplan
                                Vice President, Chief Financial Officer
                                and Secretary


March 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James L. Packard     Chairman, President, Chief         March 5, 1999
--------------------     Executive Officer and Director
James L. Packard



/s/ Kenneth F. Kaplan    Vice President, Chief Financial    March 5, 1999
---------------------    Officer and Secretary
Kenneth F. Kaplan        (Principal Accounting
                             & Financial Officer)


/s/ Henry W. Knueppel    Executive Vice President           March 5, 1999
---------------------    and Director
Henry W. Knueppel



/s/ John A. McKay        Director                           March 5, 1999
---------------------
John A. McKay


/s/ John M. Eldred       Director                           March 5, 1999
---------------------
John M. Eldred


/s/ J. Reed Coleman      Director                           March 5, 1999
---------------------
J. Reed Coleman


/s/ Frank Bauchiero      Director                           March 5, 1999
---------------------
Frank Bauchiero

                         REGAL-BELOIT CORPORATION

                       Index to Financial Statements
                      and Financial Statement Schedule



                                                                  Page(s) In
                                                                Annual Report *
                                                                ---------------

The following documents are incorporated by reference as part of this report:

(1)  Financial Statements:
     Consolidated Balance Sheets at December 31, 1998 and 1997         7
     Consolidated Statements of Income for the three years ended
      December 31, 1998                                                8
     Consolidated Statements of Shareholders  Investment for
      the three years ended December 31, 1998                          8
     Consolidated Statements of Cash Flows for the three years
      ended December 31, 1998                                          9
     Notes to Consolidated Financial Statements                     10 - 14
     Report of Independent Public Accountants                         15

     * Incorporated by reference from the indicated pages of the Regal-Beloit Corporation 1998 Annual Report to Shareholders





                                                                    Page In
                                                                   Form 10-K
                                                                   ---------

(2)  Financial Statement Schedule:
     Report of Independent Public Accountants on Financial
      Statement Schedule                                              12
     Consent of Independent Public Accountants                        12
     For the three years ended December 31, 1998,
      Schedule II - Valuation and Qualifying Accounts                 13



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  Report of Independent Public Accountants




To Regal-Beloit Corporation:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Regal-Beloit Corporation's Annual
Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   /s/ ARTHUR ANDERSEN LLP
                                   -----------------------
                                   ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 27, 1999



Exhibit 23

                 Consent of Independent Public Accountants


To Regal-Beloit Corporation:

As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Regal-Beloit Corporation's previously filed Registration Statements, File Nos. 33-25480, 33-25233, 33-82076 and 33-8934.



                                   /s/ ARTHUR ANDERSEN LLP
                                   ------------------------
                                   ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 5, 1999

                                                                  SCHEDULE II



                        REGAL-BELOIT  CORPORATION

                  VALUATION  AND  QUALIFYING  ACCOUNTS



Allowance for Doubtful Accounts:

                                                (In Thousands Of Dollars)
                                 --------------------------------------------------------------
                                   Balance    Provision    Write-offs,  Additions,     Balance
                                  Beginning   (Credits)    Net of       Related to       End
                                   of Year    for Losses   Recoveries   Acquisition    of Year
                                  ---------   ----------   ----------   -----------   ---------

Year Ended December 31, 1998       $  2,620    $ (213)      $  (556)     $   -0-       $  1,851


Year Ended December 31, 1997       $  1,190    $  592       $  (622)     $  1,460      $  2,620


Year Ended December 31, 1996       $  1,140    $  125       $   (75)     $   -0-       $  1,190

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

 2.3      Amended and Restated Credit          Filed as     Exhibit 2.3 to Regal-Beloit
          Agreement Dated as of May 30,                     Corporation's Quarterly Report
          1997 among Registrant, Bank of                    on Form 10-Q dated August 8,
          America Illinois, as Documentation                1997
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

 3.1      Articles of Incorporation of the      Filed as    Exhibit B to the 1994 Proxy
          Registrant                                        Statement


 3.2      Bylaws of the Registrant              Filed as    Exhibit C to the 1994 Proxy
                                                                    Statement

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

10.5      Change of Control Agreement           Filed as    Exhibit 10.5 to Regal-Beloit
                                                            Corporation's Annual Report
                                                            on Form 10-K dated
                                                            March 6, 1998

10.5      (a) Addendum to Change of Control     Regal-Beloit Corporation's Annual Report
          Agreement effective as of             on Form 10-K dated March 5, 1999.
          April 21, 1998                        (Filed herewith)

10.6      Disability Insurance Agreement        Filed as    Exhibit 10.6 to Regal-Beloit
          between Regal-Beloit Corporation                  Corporation's Annual Report
          and Continental Casualty Company                  on Form 10-K dated
                                                            March 29, 1993

10.7      1998 Stock Option Plan                            Regal-Beloit Corporation's Annual Report
                                                            on Form 10-K dated March 5, 1999.
                                                            (Filed herewith)

 13       Annual Report to Shareholders                     Regal-Beloit Corporation's Annual Report
          for the year ended December 31,                   on Form 10-K dated March 5, 1999.
          1998                                              (Filed herewith)

 21       Subsidiaries of Regal-Beloit                      Regal-Beloit Corporation's Annual Report
          Corporation                                       on Form 10-K dated March 5, 1999.
                                                            (Filed herewith)

 23       Consent of Independent Public                     Regal-Beloit Corporation's Annual Report
          Accountants                                       on Form 10-K dated March 5, 1999.
                                                            (Filed herewith)

 99       Annual Meeting Proxy Statement of                 Regal-Beloit Corporation's Proxy
          Regal-Beloit Corporation dated                    Statement on Schedule 14A dated
          March 12, 1999                                    March 12, 1999,  (Filed herewith)

                                                            Exhibit 10.5(a)



                               ADDENDUM TO


                       CHANGE OF CONTROL AGREEMENT


The following revisions shall be deemed to be a part of the change of Control Agreement effective as of April 21, 1998:

1.   Section 2(a) Severance Benefits.  This will be replaced by the following:
     -------------------------------
     Within fifteen (15) business days after the Termination Date, Regal-Beloit shall pay Executive a lump sum amount, in cash, equal to three (3) times the sum of:

      (i)     Executive's Base Salary, as defined in Section 1(a);

      (ii)    Executive's Annual Bonus, as defined in Section 1(b); and

      (iii)   Executive's Fringe Benefits, as defined in Section 1(i).

IN WITNESS WHEREOF, the parties hereto have caused this Addendum to be executed and delivered as of April 21, 1998.


                              REGAL-BELOIT CORPORATION



                              By:  /s/ John McKay
                                 ----------------------------
                                   John McKay, Director and
                                   Chairman of Compensation Committee



                              By:____________________________________
                                   Named Executive Officer

                                                               Exhibit 10.7

                          REGAL-BELOIT CORPORATION

                           1998 STOCK OPTION PLAN



1. PURPOSES. The purpose of the 1998 Stock Option Plan (the "1998 Plan") is to provide, on a basis competitive with industry practices, long-term incentives through stock grants (the "Grants") to Directors, Officers, key executives and other management employees of Regal-Beloit
    Corporation and its subsidiaries (the "Company"), in order to assist the Company in attracting and retaining experienced and capable Directors, Officers, key executives and other management employees and to associate the interest of such persons with those of the Company's Shareholders.

2. EFFECTIVE DATE. The 1998 Plan is effective as of April 21, 1998, subject to the approval by the holders of at least a majority of the outstanding shares of the Company's Common Stock, present, or represented, and entitled to vote at the 1998 Annual Meeting of Shareholders. Grants may be made under the 1998 Plan on and after its effective date.

3. SHARES OF STOCK SUBJECT TO THE 1998 PLAN. The shares that may be delivered or purchased or used for reference purposes under the 1998 Plan shall not exceed an aggregate of 1,000,000 shares of the Company's Common Stock, $0.01 par value, subject to adjustment as provided in
    Section 19. The Committee may make any other type of Grant which it shall determine is consistent with the objectives and limitations of the 1998 Plan.

4. ADMINISTRATION OF THE 1998 PLAN. The 1998 Plan shall be administered by the Board of Directors of the Company or a Committee comprised of two or more Non-Employee Directors, (hereinafter collectively called the "Committee"). The Committee shall have all the powers vested in it by the terms of the 1998 Plan, such powers to include exclusive authority (within the limits described herein) to select the eligible Participants (as hereinafter defined) to receive Grants under the 1998 Plan, to determine the type, size and terms of Grants to be made to each Participant selected, to determine the time when Grants will be granted and to establish objectives and conditions, if any, relating to such Grants. The Committee shall have full power and authority to administer and interpret the 1998 Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the 1998 Plan and to make all other determinations which the Committee deems necessary or advisable. The Committee's interpretation of the 1998 Plan and all actions taken and determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including the Company, its Shareholders and Participants in the 1998 Plan.

    In administering the 1998 Plan, the term "Committee" shall mean exclusively the Board of Directors where appropriate when interpreting the 1998 Plan as it pertains to Non-Employee Directors. "Non Employee Directors" means those Outside Directors who are not officers or employees of the Company.

5. ELIGIBLE PARTICIPANTS. The persons eligible to participate in the 1998 Plan shall be all Directors, Officers, key executives and other management employees of the Company who are responsible for or contribute to the management, growth and/or profitability of the business of the Company (the "Participants").

6.  NON-EMPLOYEE DIRECTOR GRANTS.

    a. (i) The 1998 Plan shall supersede the 1991 Flexible Stock Incentive Plan, as amended, as to Non-Employee Director grants only, effective April 21 1998.

       (ii) Under the 1998 Plan, each individual Non-Employee Director will be annually granted stock options, Stock Appreciation Rights or any combination thereof of shares of Common Stock at 100 percent (100%) of the fair market value as of the date corresponding to the Annual Shareholders' Meeting. For the years 1998 and 1999, each individual Non-Employee Director shall be granted 800 shares of Common Stock.
       For the years 2000 and 2001, each individual Grant will be increased to 900 shares. For the years 2002 through 2008, each individual Grant will be increased to 1,000 shares. However, the first Grant to each Non-Employee Director who is initially elected as a Non-Employee Director or is initially appointed subsequent to the date of the Annual Shareholders' Meeting of the Company and prior to the date of the next succeeding Annual Shareholders' Meeting, shall be three (3) times the number of shares granted to each individual Non-Employee Director during such applicable year at 100 percent (100%) of the fair market value at the closing sale price on the date that he or she becomes a director of the Company.

    b. The right to exercise any Grant given to Non-Employee Directors shall vest immediately upon Grant. Unexercised Grants to Non-Employee Directors shall terminate the earlier of ten (10) years after the date of Grant or ninety (90) days after the Non-Employee Director ceases to be a member of the Company's Board of Directors, unless terminated for Cause as provided in Section 18.

    c. In all other respects, Grants to a Non-Employee Director under the Plan shall be controlled by the terms and conditions of the 1998 Plan and the rules, regulations, agreements, guidelines, instruments and interpretations issued by the Committee, except where inconsistent with the limitations set forth in this Section 6 of the 1998 Plan.

 7. GRANTS.

    a. Types.  Grants under the 1998 Plan shall be made with reference to
       -----
       shares of the Company's Common Stock and may include, but need not be limited to Incentive Stock Options ("ISO"), Nonqualified Stock Options ("NSO"), Restricted Stock, Deferred Stock, Stock Appreciation Rights or any combination thereof.

    b. Vesting
       -------

       (i) The Committee, in its sole discretion, shall determine any vesting (i.e., exercisability) requirements applicable to each Grant.

       (ii) The Committee may also determine that all or a portion of a payment of Grants other than ISOs and NSOs to a Participant under the 1998 Plan, whether it is to be made in cash, shares of the Company's Common Stock or a combination thereof, shall be vested at such times and upon such terms as may be selected by it in its sole discretion.

    c. Price.  The option price per share of each option granted shall be
       -----
       established by the Committee except that the option price shall not be less than 100 percent (100%) of the fair market value of the stock at the closing sale price on the date the option is granted. If there is no sale on the date of Grant, the fair market value of the stock shall be the closing sale price of the stock on the preceding business day on which the Company's Common Stock was traded.

    d. Performance Goals.  The Committee may, but need not, establish
       -----------------
       performance goals to be achieved within such performance periods as may be selected by it in its sole discretion, using such measures of the performance of the Company as it may select.

    e. Guidelines.  The Committee may adopt from time to time written policies
       ----------
       implementing the 1998 Plan. Such policies may include, but need not be limited to the type, size and term of Grants to be made to Participants and the conditions for payment of such Grants.

    f. Maximum Grants.  Participants may be granted multiple Grants under the
       --------------
       1998 Plan. However, no one Participant shall be granted a Grant if immediately after such Grant he or she is the owner or would be deemed to be the owner of more than 10 percent (10%) of the total combined voting power of all classes of stock of the Company, unless the option price per share is at least 110 percent (110%) of the fair market value and such Grant by its terms is not exercisable after the expiration of five (5) years from the date such Grant is granted.

 8. PAYMENT OF GRANTS.

    The Committee shall determine the extent to which Grants other than ISOs and NSOs shall be payable in cash, shares of the Company's Common Stock or any combination thereof to a Participant. The Committee may determine that all or a portion of a payment to a Participant under the 1998 Plan, whether it is to be made in cash, shares of the Company's Common Stock or a combination thereof shall be deferred. Deferrals shall be for such periods and upon such terms as the Committee may determine in its sole discretion.

 9. EXERCISE OF ISOs AND NSOS. The price for shares may be paid in any combination of cash, cashier's or certified check, personal check acceptable to the Company, or shares of the Company's Common Stock, including previously owned Common Stock.

10. RIGHTS OF SHAREHOLDERS. A Participant under the 1998 Plan shall have no rights as a holder of the Company's Common Stock with respect to Grants hereunder, unless and until certificates for shares of such stock are issued to the Participant.

11. ASSIGNMENT OR TRANSFER. Except as otherwise provided by the Committee, Grants under the 1998 Plan or any rights or interests therein shall not be assignable or transferable except by will or the laws of descent and distribution, or exercisable by anyone other than the Participant during his or her lifetime.

12. AGREEMENTS. All Grants granted under the 1998 Plan shall be evidenced by agreements in such form and containing such terms and conditions (not inconsistent with the 1998 Plan) as the Committee shall adopt.

13. COMPLIANCE WITH LEGAL REGULATIONS.

    a. The Committee may require each person purchasing shares pursuant to a stock option or other Grant under the 1998 Plan to represent to and agree with the Company in writing that the optionee or Participant is acquiring the shares without a view to distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

    b. All certificates for shares of stock or other securities delivered under the 1998 Plan shall be subject to such stock transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which the stock is then listed, and any applicable federal or state securities law, and the Committee may cause a legend or legends to be put on any such certificate to make appropriate reference to such restrictions.

14. WITHHOLDING TAXES.

    a. The Company shall have the right to deduct from all Grants hereunder paid in cash any federal, state, local or foreign taxes required by law to be withheld with respect to such Grants.

    b. With respect to Grants paid by shares of the Company's Common Stock, the Company shall also have the right to require the payment (through withholding from the Participant's salary or otherwise) of any of the taxes referenced above in Section 14a. An appropriate number of shares of Common Stock may be withheld for such payment. If shares are used to satisfy tax withholding requirements, the value of such shares shall be based on the fair market value of the Common Stock on the date when the tax withholding is required to be made.

    c. The obligation of the Company to make delivery of Grants in cash or the Company's Common Stock shall be subject to currency or other restrictions imposed by any government.

15. NO RIGHTS TO GRANTS. No Participant or other person shall have any right to receive a Grant under the 1998 Plan. Neither the 1998 Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employ of the Company or any of its subsidiaries or shall interfere with or restrict in any way the rights of the Company, which are hereby reserved, to discharge the Participant at any time for any reason whatsoever, with or without good cause.

16. COST AND EXPENSES. The cost and expense of administering the 1998 Plan shall be bome by the Company and not charged to any Grant nor to any Participant receiving a Grant.

17. TERMINATION OR EXPIRATION OF GRANTS. If any Grant under the 1998 Plan terminates or expires, the shares allocable to the unexercised portion of the Grant will be available for purposes of the 1998 Plan. In certain circumstances where a Participant uses stock to exercise a Grant, only the net shares issued to the Participant are counted against the number of shares issued under the 1998 Plan. Certain stock issuances which are later forfeited by the Participant do not count as grants under the 1998 Plan.

18. TERMINATION OF EMPLOYMENT.

    a. (i) In the event a Participant's employment with the Company is terminated, whether voluntarily or otherwise, but not by reason of death, disability or retirement, each prior unexpired or uncancelled Grant, to the extent exercisable as of the date of such termination of employment or service, shall terminate thirty (30) days after the Participant's date of termination or as determined by the Committee.

       (ii) Notwithstanding the foregoing, if a Participant's employment or service as a Non-Employee Director of the Company is terminated for Cause (as defined below), each unexpired or uncancelled Grant, to the extent not previously exercised by him or her, shall terminate immediately.

    b. The term "Cause" is defined as: (i) the commission by a Participant of any act or omission that would constitute a felony under federal, state or equivalent foreign law, (ii) fraud, dishonesty, theft, embezzlement, disclosure of trade secrets or confidential information or other acts or omissions that result in a breach of any fiduciary duty to the Company.

    c. In the event a Participant terminates his or her employment with the Company as a result of death, disability, or retirement, the Committee shall have the discretion to extend the period of exercisability of each previously granted and unexpired or uncancelled Grant in accordance with applicable statutes, rules and regulations and to preserve ISO treatment, where necessary, unless the termination date specified in the Grant occurs earlier. The Committee shall also have discretion to determine whether such Grant(s) shall become immediately exercisable in full.


19. DILUTION AND OTHER ADJUSTMENTS. In the event of any change in the outstanding shares of the Company's Common Stock by reason of any split, stock dividend, recapitalization, merger, consolidation, combination or exchange of shares or other similar corporate change, such equitable adjustments shall be made in the 1998 Plan and the Grants thereunder as the Committee determines are necessary or appropriate. If necessary, the Committee may make any adjustments in the maximum number of shares referred to in Section 3, in the number and option price of shares subject to outstanding options, in the number and purchase price of shares subject to outstanding stock purchase rights, and in the number of shares subject to other Grants granted under the 1998 Plan. Such adjustment shall be conclusive and binding for all purposes of the 1998 Plan.

20. AMENDMENTS AND TERMINATIONS.

    a. Amendments. The Committee may terminate or amend the 1998 Plan in whole or in part at any time, but no such action shall adversely affect any rights or obligations with respect to any Grants theretofore made under the 1998 Plan nor change the limitations as to Non-Employee Directors as set forth in Section 6 hereof.

       Unless the holders of at least a majority of the outstanding shares of the Common Stock, present or represented, and entitled to vote at a meeting of Shareholders shall have first approved thereof, no amendment of the 1998 Plan shall be effective which would (i) increase the maximum number of shares referred to in Section 3 of the 1998 Plan;
       (ii) extend the maximum period during which ISO Grants may be granted under the 1998 Plan, or (iii) reduce the price per share at which ISO Options may be offered under the 1998 Plan below 100 percent (100%) of the fair market value on the date of Grant. For purposes of this
       Section 20a, subject to adjustment as provided in Section 19, any (1) cancellation and reissuance or (2) repricing of any Grants made under the 1998 Plan at a new option price as provided in the 1998 Plan's rules relating to stock options and Stock Appreciation Rights shall not constitute an amendment of this 1998 Plan.

       With the consent of the Participant affected, the Committee or the Board of Directors, where applicable, may amend outstanding agreements evidencing Grants under the 1998 Plan in a manner not inconsistent with the terms of the 1998 Plan.

    b. Termination. Unless the 1998 Plan shall heretofore have been terminated as above provided, the 1998 Plan shall terminate on and no Grants shall be granted after April 20, 2008. Any Grants outstanding under the 1998 Plan at the time of the termination of the 1998 Plan shall remain in effect until such Grant shall have been exercised or shall have expired according to its terms.

21. GOVERNING LAWS. The validity and construction of the 1998 Plan and any agreements entered into thereunder shall be governed by the laws of the State of Wisconsin.

22. COMPLIANCE WITH APPLICABLE LAWS. The Committee will comply with all applicable laws, rules and regulations including the Internal Revenue
    Code of 1986, as amended (the "Code") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any successor provisions or other regulatory requirements. To the extent required, the 1998 Plan is designed to comply with Section 162(m) of the Code to qualify future performance based compensation and to qualify under Section 16 of the Exchange Act. To the extent any provision of the 1998 Plan or action by the Committee fails to so comply, it shall be deemed null and void to the extent permitted by law and deemed advisable by the Committee.