Form 10-Q
period 1999-03-31
REGAL BELOIT CORP
filed 1999-05-05
CIK 82811

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                March 31, 1999
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


              20,951,355 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                         REGAL-BELOIT CORPORATION

                               FORM 10-Q

                     For Quarter Ended March 31, 1999




                                  INDEX


                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets. . . . . . . . . . .             3
                Statements of Income. . . . . . . . . . . . .             4
                Condensed Statements of Cash Flows. . . . . .             5
                Notes to Financial Statements . . . . . . . .             6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . .           6-8


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K . . . . . . . . . . . . . .             9

     Signature. . . . . . . . . . . . . . . . . . . . . . . .             9

                                    PART I
                            FINANCIAL INFORMATION
1.  Financial Statements
    --------------------
                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEETS

                          (In Thousands of Dollars)

                                                                           (From Audited
                                 ASSETS                   (Unaudited)       Statements)
                                                        --------------     -------------
                                                        March 31, 1999     Dec. 31, 1998
                                                        --------------     -------------
Current Assets:
  Cash and Cash Equivalents  . . . . . . . . . . . . .    $   3,515          $   3,548
  Receivables, less reserves of $1,962 in 1999
      and $1,851 in 1998 . . . . . . . . . . . . . . .       73,968             69,400
  Inventories. . . . . . . . . . . . . . . . . . . . .       91,721             91,461
  Other Current Assets . . . . . . . . . . . . . . . .       11,396             11,502
                                                          ----------         ----------
     Total Current Assets. . . . . . . . . . . . . . .      180,600            175,911

Property, Plant and Equipment at Cost. . . . . . . . .      248,704            246,963
  Less - Accumulated Depreciation. . . . . . . . . . .     (103,426)           (99,034)
                                                          ----------         ----------
     Net Property, Plant and Equipment . . . . . . . .      145,278            147,929

Goodwill . . . . . . . . . . . . . . . . . . . . . . .      146,199            147,161
Other Noncurrent Assets. . . . . . . . . . . . . . . .       11,388             11,021
                                                          ----------         ----------
     Total Assets. . . . . . . . . . . . . . . . . . .    $ 483,465          $ 482,022
                                                          ==========         ==========

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . .    $  18,851          $  23,791
  Federal and State Income Taxes . . . . . . . . . . .        6,108                509
  Other Current Liabilities. . . . . . . . . . . . . .       33,830             34,306
                                                          ----------         ----------
        Total Current Liabilities. . . . . . . . . . .       58,789             58,606

Long-Term Debt . . . . . . . . . . . . . . . . . . . .      161,206            166,218
Deferred Income Taxes. . . . . . . . . . . . . . . . .       32,497             32,507
Other Noncurrent Liabilities . . . . . . . . . . . . .          200                194

Shareholders' Investment:
  Common Stock, $.01 par value, 50,000,000 shares
        authorized, 20,948,805 issued in 1999 and
        20,911,540 issued in 1998. . . . . . . . . . .          209                209
  Additional Paid-In Capital . . . . . . . . . . . . .       41,054             40,860
  Retained Earnings. . . . . . . . . . . . . . . . . .      189,850            183,285
  Accumulated Other Comprehensive Income . . . . . . .         (340)               143
                                                          ----------         ----------
     Total Shareholders' Investment. . . . . . . . . .      230,773            224,497
                                                          ----------         ----------
     Total Liabilities and Shareholders' Investment. .    $ 483,465          $ 482,022
                                                          ==========         ==========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                            STATEMENTS OF INCOME

              (In Thousands of Dollars, Except Per Share Data)

                                                           (Unaudited)
                                                     ----------------------
                                                        Three Months Ended
                                                   ----------------------------
                                                             March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

Net Sales . . . . . . . . . . . . . . . . . . . .  $  127,260      $  137,818

  Cost of Sales . . . . . . . . . . . . . . . . .      90,695          98,080
                                                   ------------    ------------

     Gross Profit . . . . . . . . . . . . . . . .      36,565          39,738

  Operating Expenses. . . . . . . . . . . . . . .      19,159          19,870
                                                   ------------    ------------

     Income from Operations . . . . . . . . . . .      17,406          19,868

  Interest Expense. . . . . . . . . . . . . . . .       2,286           2,988

  Interest Income . . . . . . . . . . . . . . . .          42             130
                                                   ------------    ------------

     Income Before Taxes. . . . . . . . . . . . .      15,162          17,010

  Provision for Income Taxes. . . . . . . . . . .       6,084           6,596
                                                   ------------    ------------

   Net Income . . . . . . . . . . . . . . . . . .  $    9,078      $   10,414
                                                   ============    ============


Per Share of Common Stock:

   Earnings Per Share . . . . . . . . . . . . . .      $.43            $.50
                                                   ============    ============

   Earnings Per Share - Assuming Dilution . . . .      $.43            $.49
                                                   ============    ============

   Cash Dividends Declared. . . . . . . . . . . .      $.12            $.12
                                                   ============    ============

Average Number of Shares Outstanding. . . . . . .   20,933,011      20,861,291
                                                   ============    ============

Average Number of Shares - Assuming Dilution. . .   21,121,506      21,331,969
                                                   ============    ============

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                          (In Thousands of Dollars)


                                                                              (Unaudited)
                                                                     -----------------------------
                                                                      Three Months Ended March 31,
                                                                     -----------------------------
                                                                        1999              1998
                                                                     -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,078         $  10,414
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . .     5,770             6,023
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . .    (5,202)           (7,252)
       Current liabilities, other than notes payable . . . . . . . .       386            (6,155)
                                                                      ----------       -----------
           Net cash provided from operating activities . . . . . . .  $ 10,032          $  3,030

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . .  $ (2,323)           (3,487)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (396)              106
                                                                      ----------       -----------
     Net cash used in investing activities . . . . . . . . . . . . .    (2,719)           (3,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt. . . . . . . . . . . . . . . . . . . .     -----             4,000
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .    (5,011)               (9)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . .    (2,509)           (2,500)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       194               632
                                                                      ----------       -----------
     Net cash (used in) provided from financing activities . . . . .    (7,326)            2,123

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . .       (20)               (5)
                                                                      ----------       -----------

  Net (decrease) increase in cash and cash equivalents . . . . . . .       (33)            1,767
  Cash and cash equivalents at beginning of period . . . . . . . . .     3,548             3,351
                                                                      ----------       -----------
  Cash and cash equivalents at end of period . . . . . . . . . . . .  $  3,515          $  5,118
                                                                      ==========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,410          $  3,038

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $    375          $  5,547

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1999


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

2.  INVENTORIES

Cost for approximately 83% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                   3-31   12-31
                                  1999     1998
                                  -----   -----
               Raw Material        12%     14%
               Work-in Process     22%     23%
               Finished Goods      66%     63%


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of 1999 were $127,260,000, $10,558,000 (7.7%)
below net sales of $137,818,000 in 1998's first quarter. Mechanical Group net sales of $63,495,000 were $9,256,000 (12.7%) lower than sales of $72,751,000 in comparable 1998. The lower sales were due primarily to a slowing of demand in the fourth quarter of 1998 which continued into the first quarter of 1999. Electrical Group net sales were $63,765,000, a $1,302,000 (2.0%) decrease from sales of $65,067,000 in the first quarter of 1998. The slowing of demand discussed above also impacted the Electrical Group, although to a lesser degree.

Total Company gross profit decreased 8.0% to $36,565,000 in 1999 due to the lower sales volume. However, gross profit margin of 28.7% was virtually unchanged from 1998's first quarter of 28.8%. Company first quarter operating expenses of $19,159,000 were 3.6% lower than in comparable 1998.
As a percent of net sales, however, 1999 operating expenses increased to 15.1% from 14.4% a year ago, due to the impact of the lower sales.

Income from operations for the Company was $17,406,000 in the first quarter of 1999, or 13.7% as a percent of sales, and $2,462,000 (12.4%) lower than first quarter 1998 income from operations of $19,868,000, which was 14.4% of sales. Mechanical Group income from operations was $9,072,000, 14.3% of sales, versus $11,409,000 a year ago, which was 15.7% of sales. The reduction in operating income margin was a function of operating expenses increasing as a percent of sales due to the lower sales volume. Electrical Group operating income was $8,334,000 in 1999 as compared to $8,459,000 in 1998's first quarter. As a percent of sales, operating income in the Electrical Group increased from 13.0% to 13.1% in 1999's first quarter.

Interest expense for the Company was $2,286,000 in the first quarter of 1999, $702,000 (23.5%) lower than $2,988,000 of interest expense in comparable 1998. Reductions in outstanding debt account for the decrease. The Company's effective tax rate of 40.1% in 1999's first quarter was higher than the 38.7% a year earlier due to the combination of non-tax deductible goodwill amortization and a slightly higher effective state tax rate.

Net income earned in the first quarter of 1999 was $9,078,000, or $.43 per share (diluted), $1,336,000 (12.8%) lower than the $10,414,000, or $.49 per share, a year ago. The decrease in earnings was due primarily to lower net sales in the first quarter of 1999.

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Company has for several years been addressing the Year 2000 issue. Management has been aware of the critical requirement that the Company's computer hardware and systems handle all transactions properly relating to 2000 and beyond. Management further understands the importance of computer-operated machinery and facilities equipment such as tele-communications, security, and HVAC also being Year 2000 ready. The Company's products have been evaluated and determined to be Year 2000 ready.

Accordingly, the Company has assessed its computer hardware and systems and any necessary changes have, for the most part, been made and implemented. Testing of the Company's systems to assure Year 2000 readiness is in progress. Also in progress is the evaluation and testing of computer-operated machinery and facilities equipment. The Company plans to complete its testing during the second quarter of 1999.

Additionally, recognizing the Company's dependence on its suppliers, surveys have been sent to key suppliers to evaluate their Year 2000 readiness efforts and status. Where key suppliers are not able to verify their readiness to the Company's satisfaction, the Company plans to consider alternative or contingent suppliers.

Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues and to minimize the risk of not being Year 2000 ready. Management further believes the costs it has expended, and plans to expend, to become Year 2000 ready are not material, and have not had, and will not have, an adverse effect on the Company's financial position, cash flow or results of operations. However, to the extent that the Company or third parties on which it relies do not achieve Year 2000 readiness in a timely manner, the Company's financial position, cash flow or results of operations may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at March 31, 1999 was $121,811,000, 3.8% above $117,305,000 at
December 31, 1998. The increase was due primarily to increased accounts receivable. Current ratio increased slightly to 3.1:1 at March 31, 1999 from 3.0:1 at year-end 1998.

Outstanding long-term debt was reduced by $5,000,000 in the first quarter to $161,206,000 at March 31, 1999. Virtually all the debt was under the Company's $190,000,000 unsecured revolving credit facility (the "Facility"). At
March 31, 1999, including $2,000,000 of outstanding standby letters of credit, the Company had approximately $27,000,000 of available borrowing capacity under the Facility and an additional $10,000,000 under a supplemental $10,000,000 line of credit with its lead bank. The Company's funded debt to EBITDA ratio at March 31, 1999 was 1.59:1 versus 1.61:1 at 1998 year-end, and its capitalization ratio was 41.1%, down from 42.5% at year-end 1998 and from 49.6% one year ago. The Company paid an annual interest rate of approximately 5.3% on its outstanding debt at March 31, 1999.

The Company's cash flow from operations in the first quarter of 1999 was $10,032,000, a $7,000,000 increase from comparable 1998. Free cash flow was $5,200,000 after reducing cash flow from operations by $2,323,000 of net capital expenditures and by $2,509,000 of dividends paid to shareholders. Outstanding commitments for capital items at March 31, 1999 totaled approximately $1,350,000. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.


CAUTIONARY STATEMENT
--------------------

The following is a cautionary statement made under the Private Securities
-------------------------------------------------------------------------
Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors.
Investors are directed to the Company's documents, such as its Annual Report on Form 10-K, Form 10-Q's, and Annual Report filed with the Securities and Exchange Commission.

                                   PART II

                              OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended March 31, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                               (Registrant)


                         /S/ Kenneth F. Kaplan
                         -----------------------------
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

DATE:    May 4, 1999
     -------------------