Form 10-Q
period 1999-06-30
REGAL BELOIT CORP
filed 1999-08-05
CIK 82811

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended               June 30, 1999
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


              20,972,405 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                           REGAL-BELOIT CORPORATION

                                  FORM 10-Q

                       For Quarter Ended June 30, 1999



                                    INDEX

                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets . . . . . . . . . . . . . . .      3
                Statements of Income . . . . . . . . . . . . . . . . .      4
                Condensed Statements of Cash Flows . . . . . . . . . .      5
                Notes to Financial Statements. . . . . . . . . . . . .      6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . .    7-9


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders. . .   9-10

     Item 6 - Reports on Form 8-K  . . . . . . . . . . . . . . . . . .     10
     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                                    PART I

                            FINANCIAL INFORMATION

1.  Financial Statements
    --------------------

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEETS

                          (In Thousands of Dollars)


                                                                            (From Audited
                                 ASSETS                      (Unaudited)     Statements)
                                                            -------------   -------------
                                                            June 30, 1999   Dec. 31, 1998
                                                            -------------   -------------
Current Assets:
  Cash and Cash Equivalents  . . . . . . . . . . . . . . .    $  3,469        $  3,548
  Receivables, less reserves of $2,391 in 1999
      and $1,851 in 1998 . . . . . . . . . . . . . . . . .      82,532          69,400
  Inventories. . . . . . . . . . . . . . . . . . . . . . .     106,664          91,461
  Other Current Assets . . . . . . . . . . . . . . . . . .      12,061          11,502
                                                              --------        ---------
     Total Current Assets. . . . . . . . . . . . . . . . .     204,726         175,911

Property, Plant and Equipment at Cost. . . . . . . . . . .     264,216         246,963
  Less - Accumulated Depreciation. . . . . . . . . . . . .    (107,752)        (99,034)
                                                              ---------       ---------
     Net Property, Plant and Equipment . . . . . . . . . .     156,464         147,929

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     145,237         147,161
Other Noncurrent Assets. . . . . . . . . . . . . . . . . .      11,302          11,021
                                                              ---------       ---------
     Total Assets. . . . . . . . . . . . . . . . . . . . .    $517,729        $482,022
                                                              =========       =========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . . . .    $ 22,464        $ 23,791
  Federal and State Income Taxes . . . . . . . . . . . . .         982             509
  Other Current Liabilities. . . . . . . . . . . . . . . .      44,371          34,306
                                                              ---------       ---------
        Total Current Liabilities. . . . . . . . . . . . .      67,817          58,606

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . .     179,195         166,218
Deferred Income Taxes. . . . . . . . . . . . . . . . . . .      32,491          32,507
Other Noncurrent Liabilities . . . . . . . . . . . . . . .         205             194

 Shareholders' Investment:
  Common Stock, $.01 par value, 50,000,000 shares
        authorized, 20,972,405 issued in 1999 and
        20,911,540 issued in 1998. . . . . . . . . . . . .         209             209
  Additional Paid-In Capital . . . . . . . . . . . . . . .      41,360          40,860
  Retained Earnings. . . . . . . . . . . . . . . . . . . .     197,098         183,285
  Accumulated Other Comprehensive Income . . . . . . . . .        (646)            143
                                                              ---------       ---------
     Total Shareholders' Investment. . . . . . . . . . . .     238,021         224,497
                                                              ---------       ---------
     Total Liabilities and Shareholders' Investment. . . .    $517,729        $482,022
                                                              ========        ========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                            STATEMENTS OF INCOME
               (In Thousands of Dollars, Except Per Share Data)

                                                                    (Unaudited)
                                               --------------------------------------------------
                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                               -----------------------    -----------------------
                                                  1999         1998           1999        1998
                                               ----------   ----------    ----------   ----------

Net Sales . . . . . . . . . . . . . . .        $  137,063   $  138,981    $  264,323   $  276,799

Cost of Sales . . . . . . . . . . . . .            99,434       97,691       190,129      195,771
                                               ----------   ----------    ----------   ----------

   Gross Profit . . . . . . . . . . . .            37,629       41,290        74,194       81,028

Operating Expenses  . . . . . . . . . .            19,110       19,320        38,269       39,190
                                               ----------   ----------    ----------   ----------

   Income from Operations . . . . . . .            18,519       21,970        35,925       41,838

Interest Expense  . . . . . . . . . . .             2,299        3,011         4,585        5,999

Interest Income . . . . . . . . . . . .                51           66            93          196
                                               ----------   ----------    ----------   ----------

   Income Before Taxes  . . . . . . . .            16,271       19,025        31,433       36,035

Provision for Income Taxes  . . . . . .             6,506        7,346        12,590       13,942
                                               ----------   ----------    ----------   ----------

   Net Income . . . . . . . . . . . . .        $    9,765   $   11,679    $   18,843   $   22,093
                                               ==========   ==========    ==========   ==========

Per Share of Common Stock:

   Earnings Per Share . . . . . . . . .              $.47         $.56          $.90        $1.06
                                               ==========   ==========    ==========   ==========

   Earnings Per
      Share - Assuming Dilution . . . .              $.46         $.55          $.89        $1.04
                                               ==========   ==========    ==========   ==========

   Cash Dividends Declared. . . . . . .              $.12         $.12          $.24         $.24
                                               ==========   ==========    ==========   ==========

Average Number of
   Shares Outstanding . . . . . . . . .        20,952,700   20,898,356    20,942,910   20,879,926
                                               ==========   ==========    ==========   ==========

Average Number of
   Shares - Assuming Dilution . . . . .        21,189,977   21,348,761    21,155,741   21,338,957
                                               ==========   ==========    ==========   ==========

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                          (In Thousands of Dollars)


                                                                                 (Unaudited)
                                                                          --------------------------
                                                                          Six Months Ended June 30,
                                                                          --------------------------
                                                                              1999           1998
                                                                          ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  18,843      $  22,093
Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . . .         11,533         11,886
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . . .           (480)        (8,056)
       Current liabilities, other than notes payable . . . . . . . . .            123        (15,444)
                                                                            ----------     ----------
           Net cash provided from operating activities . . . . . . . .      $  30,019      $  10,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . . .         (4,281)        (7,217)
  Business acquisition . . . . . . . . . . . . . . . . . . . . . . . .        (33,901)           ---
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (340)           367
                                                                            ----------     ----------
     Net cash used in investing activities . . . . . . . . . . . . . .        (38,522)        (6,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to (repayment of) long-term debt, net. . . . . . . . . . .         12,979            (18)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . . .         (5,023)        (5,006)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            500            823
                                                                            ----------     ----------
     Net cash provided from (used in) financing activities . . . . . .          8,456         (4,201)

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . . .            (32)             2
                                                                            ----------     ----------

  Net decrease in cash and cash equivalents. . . . . . . . . . . . . .            (79)          (570)
  Cash and cash equivalents at beginning of period . . . . . . . . . .          3,548          3,351
                                                                            ----------     ----------
  Cash and cash equivalents at end of period . . . . . . . . . . . . .      $   3,469      $   2,781
                                                                            ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   4,920      $   6,067

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .      $  11,916      $  17,090

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               June 30, 1999


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

2.  INVENTORIES

Cost for approximately 87% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                 June 30   December 31
                                   1999       1998
                                 -------   -----------
               Raw Material        14%         14%
               Work-in Process     25%         23%
               Finished Goods      61%         63%

3.  ACQUISITION

The financial statements on pages 3-5 incorporate the results of operations and the assets and liabilities of Lincoln Motors, after May 28, 1999, the date the business was acquired by the Company. The Lincoln Motors operating results and assets purchased are not material to the operating results or financial position of the Company.

4.  BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

                                      (In Thousands of Dollars)
                        -----------------------------------------------------------------------
                                Mechanical Group                     Electrical Group
                        ----------------------------------  -----------------------------------
                        Second Quarter       Six Months     Second Quarter       Six Months
                        ---------------   ----------------  ---------------   -----------------
                         1999     1998     1999     1998     1999     1998      1999     1998
                        -------  ------   -------  -------  ------   ------   -------  --------

Net Sales               $65,509  71,579   129,004  144,330  71,554   67,402   135,319  $132,469

Income from Operations  $ 9,187  11,876    18,259   23,285   9,332   10,094    17,666  $ 18,553

Income from Operations
  as a % of Net Sales    14.0%   16.6%     14.2%    16.1%    13.0%    15.0%     13.1%    14.0%


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales of the Company in the second quarter of 1999 were $137,063,000, 1.4% lower than net sales of $138,981,000 in 1998's second quarter. For the six months ended June 30, 1999, net sales were $264,323,000, a 4.5% reduction from $276,799,000 in comparable 1998. The broad-based sluggishness in the markets for both the Company's mechanical and electrical products, which began in the Fall of 1998, continued through the second quarter of 1999, accounting for the decline in net sales from 1998 to 1999.

Mechanical Group net sales in 1999's second quarter decreased 8.5% to $65,509,000 from $71,579,000 in the second quarter of 1998. Net sales of the Mechanical Group in the first six months of 1999 were $129,004,000, 10.6% below $144,330,000 in comparable 1998. Electrical Group net sales of $71,554,000 in the second quarter of 1999 benefited from $4,975,000 of sales of Lincoln Motors, which business the Company acquired on May 28, 1999. This resulted in a 6.2% increase in sales from $67,402,000 in the second quarter of 1998 rather than a 1.2% decrease excluding the acquisition. For the first half of 1999, Electrical Group sales were $135,319,000, a 2.2% increase from $132,469,000 in 1998.

Income from operations for the Company was $18,519,000 in the second quarter of 1999, a 15.7% decrease from $21,970,000 in comparable 1998. For the first half of 1999 income from operations was $35,925,000, 14.1% lower than $41,838,000 in the first six months of 1998. Lower net sales and reduced production levels to maintain inventories at appropriate levels were the primary reasons for the lower income from operations, as well as for the lower gross profit. These factors, coupled with competitive pricing pressures and a less favorable mix of products sold, accounted for the decrease in both gross profit margins and operating income margins in 1999 as compared to 1998.

Operating expenses during the second quarter of 1999 decreased 1.1% to $19,110,000 from $19,320,000 a year previously. Excluding the operating expenses of the acquired Lincoln Motors, the decrease in expenses would have been 5.5%. For the first six months of 1999, operating expenses were 2.4% below the first half of 1998.

Interest expense for the Company was $2,299,000 in the second quarter of 1999, $712,000 (23.6%) lower than $3,011,000 a year ago. For the first half of 1999, interest expense was $4,585,000, $1,414,000 (23.6%) below comparable 1998. Reduced debt outstanding accounted for the decrease. The Company's effective tax rate of 40.0% for both the second quarter and first half of 1999 was above the 38.7% in comparable 1998 due to the combination of non-tax deductible goodwill amortization and a slightly higher effective state tax rate.

Net income earned in the second quarter of 1999 was $9,765,000, or $.46 per share (diluted), 16.4% below the $11,679,000, or $.55 per share, in 1998's second quarter. Earnings were $18,843,000, or $.89 per share, in the first half of 1999, a 14.7% reduction from $22,093,000, or $1.04 per share, in comparable 1998. Lower operating and interest expenses were not able to offset the impact of lower sales and reduced gross profit margins.

YEAR 2000 READINESS DISCLOSURE
------------------------------

Management believes that the Company is Year 2000 (Y2K) ready, in all material respects, in relation to the following:

     1. All critical operating systems, reports, and hardware.
     2. All peripheral systems and PC's.
     3. Third-party provided systems, software, and programs.
     4. All products sold by the Company.
     5. The Company's facilities and machinery and equipment.

Recognizing the Company's dependence on its suppliers, the Company continues to evaluate the Y2K readiness of its critical suppliers of materials and services. The Company has received assurances from most of such suppliers that they are currently Y2K ready or are taking the necessary actions to be Y2K ready. The Company is continuing its efforts in this area and expects to do so for the balance of 1999. Where key suppliers are not able to verify their Y2K readiness to the Company's satisfaction, Management plans to consider alternate or contingent suppliers.

Management believes that the Company has devoted the necessary resources to identify and resolve significant Y2K issues and to minimize the risk of not being Y2K ready. Management further believes the costs it has expended, and plans to expend, to become Y2K ready are not material, and have not had, and will not have, an adverse effect on the Company's financial position, cash flow or results of operations. However, to the extent that the Company's suppliers or third parties on which it relies do not achieve Y2K readiness in a timely manner, the Company's financial position, cash flow or results of operations may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at June 30, 1999 was $136,909,000, $19,604,000 (16.7%) higher than $117,305,000 at December 31, 1998. The increase was due primarily to the Lincoln Motors acquisition. Current ratio of 3.0:1 was unchanged from year-end 1998.

The Company's cash flow from operations in the second quarter of 1999 was $19,987,000 compared to $7,449,000 in comparable 1998. The strong cash flow was due primarily to earnings, depreciation and a reduction in inventories. Six months 1999 cash flow from operations was $30,019,000 versus $10,479,000 in the first half of 1998. Free cash flow in the first half of 1999 was $20,715,000 after reducing cash flow from operations by $5,023,000 for dividends paid and $4,281,000 for net capital expenditures. Outstanding commitments for capital items at June 30, 1999 totaled approximately $2,300,000.

Outstanding long-term debt at June 30, 1999 was $179,195,000, an increase of $17,989,000 from March 31, 1999 and $12,977,000 from year-end 1998. The increase in borrowings was due to the $33.9 million cash acquisition of Lincoln Motors in May 1999, net of repayments of long-term debt from 1999 cash flow. In effect, the Company has paid, from 1999 first half cash flow, for nearly $21,000,000, or about 60%, of the acquisition purchase price.

The Company maintains a $190,000,000 unsecured revolving credit facility (the "Facility") under which all its outstanding borrowings have been made.
At June 30, 1999 the Company had approximately $29,000,000 of available borrowing capacity under the combination of the Facility, a supplemental $10,000,000 line of credit, and an additional $10,000,000 credit agreement with the Company's two lead banks which expires May 27, 2000. The latter agreement was entered into on May 27, 1999, in conjunction with the Lincoln Motors acquisition on the following day. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

The Company's funded debt to EBITDA ratio at June 30, 1999 was 1.83:1, an increase from 1.61:1 at December 31, 1998. The Company's capitalization ratio was 43.0% at June 30, 1999 versus 42.5% at year-end 1998 and 49.6% a year ago. The Company paid an annual interest rate of approximately 5.4% on its outstanding debt at June 30, 1999.


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



                                  PART II

                             OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The Annual Meeting of shareholders of Regal-Beloit Corporation was held on April 21, 1999.

(b)  The terms of Directors James L. Packard, Henry W. Knueppel,
     William W. Keefer, John M. Eldred, John A. McKay and
     G. Frederick Kasten, Jr. were continued.

(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

     (1)  Elect three Class C Directors for a term of three years.

                                    For         Against    Withheld
                                 ----------     -------    --------

          J. Reed Coleman        19,148,411      2,206      57,761

          Frank E. Bauchiero     19,148,451      1,866      58,061

          Stephen N. Graff       19,146,726      1,850      59,802

   (2) Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 1999.

                                     For       Against    Abstain
                                 ----------    -------    -------

                                 19,168,896     26,401     13,081

   (3)  Approve an Amendment to Section 6 of the Company's 1998 Stock Option
        Plan.

                                     For       Against     Abstain
                                 ----------    -------     -------

                                 18,142,330    817,863     248,185


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended June 30, 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                               (Registrant)


                         /S/ Kenneth F. Kaplan
                         -----------------------
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
DATE:  August 5, 1999
       --------------