Form 10-Q
period 1999-09-30
REGAL BELOIT CORP
filed 1999-11-09
CIK 82811

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended             September 30, 1999
                  -----------------------------------------------------------

Commission File Number             1-7283
                       ------------------------------------------------------

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


              20,973,405 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                          REGAL-BELOIT CORPORATION

                                FORM 10-Q

                    For Quarter Ended September 30, 1999




                                  INDEX


                                                                     Page No.


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets. . . . . . . . . . .             3
                Statements of Income. . . . . . . . . . . . .             4
                Condensed Statements of Cash Flows. . . . . .             5
                Notes to Financial Statements . . . . . . . .         6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . .       7 - 10


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K  . . . . . . . . . . . . . .          10

     Signature . . . . . . . . . . . . . . . . . . . . . . . .          10

                                    PART I
                            FINANCIAL INFORMATION

1.  Financial Statements
    --------------------

                           REGAL-BELOIT CORPORATION
                           CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)
                                                                        (From Audited
                                 ASSETS                  (Unaudited)     Statements)
                                                       --------------   -------------
                                                       Sept. 30, 1999   Dec. 31, 1998
                                                       --------------   -------------
Current Assets:
  Cash and Cash Equivalents  . . . . . . . . . . . . .    $   5,044       $  3,548
  Receivables, less reserves of $2,286 in 1999
      and $1,851 in 1998 . . . . . . . . . . . . . . .       80,339         69,400
  Inventories. . . . . . . . . . . . . . . . . . . . .      103,709         91,461
  Other Current Assets . . . . . . . . . . . . . . . .       11,841         11,502
                                                          ----------      --------
     Total Current Assets. . . . . . . . . . . . . . .      200,933        175,911

Property, Plant and Equipment at Cost. . . . . . . . .      265,574        246,963
  Less - Accumulated Depreciation. . . . . . . . . . .     (111,246)       (99,034)
                                                          ----------      ---------
     Net Property, Plant and Equipment . . . . . . . .      154,328        147,929

Goodwill . . . . . . . . . . . . . . . . . . . . . . .      144,275        147,161
Other Noncurrent Assets. . . . . . . . . . . . . . . .       11,459         11,021
                                                          ----------      ---------
     Total Assets. . . . . . . . . . . . . . . . . . .     $510,995       $482,022
                                                          ==========      =========

               LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . .    $  27,238       $ 23,791
  Federal and State Income Taxes . . . . . . . . . . .        1,181            509
  Other Current Liabilities. . . . . . . . . . . . . .       43,948         34,306
                                                          ----------      ---------
        Total Current Liabilities. . . . . . . . . . .       72,367         58,606

Long-Term Debt . . . . . . . . . . . . . . . . . . . .      160,182        166,218
Deferred Income Taxes. . . . . . . . . . . . . . . . .       32,504         32,507
Other Noncurrent Liabilities . . . . . . . . . . . . .          356            194

 Shareholders' Investment:
  Common Stock, $.01 par value, 50,000,000 shares
        authorized, 20,973,405 issued in 1999 and
        20,911,540 issued in 1998. . . . . . . . . . .          210            209
  Additional Paid-In Capital . . . . . . . . . . . . .       41,458         40,860
  Retained Earnings. . . . . . . . . . . . . . . . . .      204,048        183,285
  Accumulated Other Comprehensive Income . . . . . . .         (130)           143
                                                          ----------      ---------
     Total Shareholders' Investment. . . . . . . . . .      245,586        224,497
                                                          ----------      ---------
     Total Liabilities and Shareholders' Investment. .     $510,995       $482,022
                                                          ==========      =========

See accompanying notes.

                           REGAL-BELOIT CORPORATION

                             STATEMENTS OF INCOME
                (In Thousands of Dollars, Except Per Share Data)

                                                             (Unaudited)
                                         -------------------------------------------------
                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                         ---------------------     -----------------------
                                             1999         1998         1999         1998
                                         ----------   ----------   ----------   ----------

  Net Sales . . . . . . . . . . . . . .  $  142,292   $  137,973   $  406,615   $  414,772

  Cost of Sales . . . . . . . . . . . .     103,564       99,066      293,693      294,837
                                         ----------   ----------   ----------   ----------

     Gross Profit . . . . . . . . . . .      38,728       38,907      112,922      119,935

  Operating Expenses. . . . . . . . . .      20,536       19,059       58,805       58,249
                                         ----------   ----------   ----------   ----------

     Income from Operations . . . . . .      18,192       19,848       54,117       61,686

  Interest Expense. . . . . . . . . . .       2,439        2,897        7,024        8,896

  Interest Income . . . . . . . . . . .          55           51          148          247
                                         ----------   ----------   ----------   ----------

     Income Before Taxes. . . . . . . .      15,808       17,002       47,241       53,037

  Provision for Income Taxes. . . . . .       6,341        6,612       18,931       20,554
                                         ----------   ----------   ----------   ----------

     Net Income . . . . . . . . . . . .  $    9,467   $   10,390   $   28,310   $   32,483
                                         ==========   ==========   ==========   ==========

  Per Share of Common Stock:

     Earnings Per Share . . . . . . . .        $.45         $.50        $1.35        $1.56
                                         ==========   ==========   ==========   ==========

     Earnings Per
          Share - Assuming Dilution . .        $.45         $.49        $1.34        $1.53
                                         ==========   ==========   ==========   ==========

     Cash Dividends Declared  . . . . .        $.12         $.12         $.36         $.36
                                         ==========   ==========   ==========   ==========

  Average Number of
     Shares Outstanding . . . . . . . .  20,972,769   20,904,773   20,952,972   20,888,299
                                         ==========   ==========   ==========   ==========

  Average Number of
     Shares - Assuming Dilution . . . .  21,204,239   21,223,066   21,171,907   21,300,327
                                         ==========   ==========   ==========   ==========

  See accompanying notes.


                           REGAL-BELOIT CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)


                                                                            (Unaudited)
                                                                    ---------------------------
                                                                    Nine Months Ended Sept. 30,
                                                                    -----------     -----------
                                                                        1999            1998
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  28,310     $  32,483
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . . .     17,277        17,657
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . . .      5,313        (5,770)
       Current liabilities, other than notes payable . . . . . . . .      4,535       (13,655)
                                                                      ----------    ----------
           Net cash provided from operating activities . . . . . . .  $  55,435     $  30,715

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements . .     (6,606)      (11,049)
  Business acquisition . . . . . . . . . . . . . . . . . . . . . . .    (33,901)          ---
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (445)          366
                                                                      ----------    ----------
     Net cash used in investing activities . . . . . . . . . . . . .    (40,952)      (10,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt  . . . . . . . . . . . . . . . . . . .     (6,032)      (14,028)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . .     (7,540)       (7,515)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        599           883
                                                                      ----------    ----------
     Net cash used in financing activities . . . . . . . . . . . . .    (12,973)      (20,660)

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . . .        (14)           33
                                                                      ----------    ----------

  Net increase (decrease) in cash and cash equivalents . . . . . . .      1,496          (595)
  Cash and cash equivalents at beginning of period . . . . . . . . .      3,548         3,351
                                                                      ----------    ----------
  Cash and cash equivalents at end of period . . . . . . . . . . . .  $   5,044     $   2,756
                                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,210     $   9,000
                                                                      ==========    ==========

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,881     $  22,958
                                                                      ==========    ==========

See accompanying notes.

                           REGAL-BELOIT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

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

2.  INVENTORIES

Cost for approximately 87% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                             Sept. 30, 1999     December 31, 1998
                             --------------     -----------------
          Raw Material            14%                  14%
          Work-in Process         26%                  23%
          Finished Goods          60%                  63%

3.  ACQUISITION

The financial statements on pages 3-5 incorporate the results of operations and the assets and liabilities of Lincoln Motors, after May 28, 1999, the date the business was acquired by the Company at a purchase price of $33,900,000. The Lincoln Motors operating results and assets purchased are not material to the operating results or financial position of the Company.

4.  COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended September 30, 1999, the impact was $516,000 of income resulting in net comprehensive income of $9,983,000 for the quarter. The impact in the third quarter of 1998 was $377,000 of income resulting in net comprehensive income of $10,767,000. In the first nine months of 1999, the impact is an expense of $273,000 resulting in net comprehensive income of $28,037,000. The impact in the first nine months of 1998 was $494,000 of income resulting in net comprehensive income of $32,977,000.

5.  BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

                                              (In Thousands of Dollars)
                        ------------------------------------------------------------------------
                                  Mechanical Group                    Electrical Group
                        ----------------------------------   -----------------------------------
                         Third Quarter      Nine Months      Third Quarter       Nine Months
                        ---------------   ----------------   --------------   ------------------
                         1999     1998     1999     1998      1999    1998     1999       1998
                        -------  ------   -------  -------   ------  ------   -------   --------

Net Sales               $61,439  69,071   190,443  213,401   80,853  68,902   216,172   $201,371

Income from Operations  $ 8,452  10,632    26,711   33,917    9,740   9,216    27,406   $ 27,769

Income from Operations
  as a % of Net Sales    13.7%   15.3%     14.0%    15.8%     12.0%   13.3%    12.6%      13.7%


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

The Company's third quarter 1999 net sales of $142,292,000 were 3.1% higher than net sales of $137,973,000 in the third quarter of 1998. For the nine months ended September 30, 1999, net sales were $406,615,000, 2.0% below net sales of $414,772,000 in comparable 1998. The third quarter of 1999 benefited from three months of Lincoln Motor sales, which business the Company acquired on May 28, 1999. Excluding Lincoln Motors, sales in the third quarter would have been 6.7% below the third quarter of 1998. The continued broad-based weakness in the markets for the Company's mechanical products and, to a lesser extent, the Company's electrical products accounted for the decreased sales from 1998.

Income from operations for the Company was $18,192,000 in the third quarter of 1999, an 8.3% decrease from $19,848,000 in comparable 1998. For the nine months ended September 30, 1999, income from operations totaled $54,117,000, 12.3% below the $61,686,000 of income from operations in the same period of 1998. Lower net sales and reduced production levels to maintain inventories at appropriate levels were the primary reasons for the reduced income from operations, as well as for the lower gross profit. These factors, combined with competitive pricing pressures and the anticipated unfavorable impact of the Lincoln Motors operations on the Company's margins during the period of integration with the Company, accounted for the decrease in both gross profit margins and operating income margins in both the third quarter and nine months of 1999 as compared to 1998.

Operating expenses in the third quarter of 1999 increased 7.7% to $20,536,000 from $19,059,000 a year earlier, but are up only 1.0% for the nine months of 1999. As expected, the acquisition of Lincoln Motors is the primary reason for the increases. The integration of the Lincoln Motors business with that of the Company's Electrical Group is progressing on schedule and had a small positive impact on the earnings of the Company during the third quarter of 1999.



The Company's results of operations by business segment are shown in Note 5 to the accompanying financial statements. Mechanical Group sales in third quarter 1999 were 11.0% below comparable 1998 and were 10.8% down from 1998 for the nine months of 1999. The reasons for the lower sales, income from operations, and margins were discussed above. Electrical Group sales in 1999's third quarter increased 17.3% from 1998 due entirely to the impact of Lincoln Motors sales. Nine months year-to-date Electrical Group sales were 7.4% higher than comparable 1998 for the same reason. Electrical Group income from operations in the third quarter of 1999 was improved 5.7% from a year ago, again due to the effect of Lincoln Motors.

Interest expense in 1999's third quarter for the Company was $2,439,000, 15.8% less than $2,897,000 in comparable 1998, despite the increased debt of $33,900,000 to finance the May 1999 purchase of Lincoln Motors. For the nine months of 1999, interest expense has declined 21.0% to $7,024,000 from $8,896,000 a year earlier. The Company's effective tax rate of 40.0% for both the third quarter and nine months of 1999 was above the 38.8% in the comparable periods of 1998 due to the combination of non-tax deductible goodwill amortization and a slightly higher effective overall state tax rate.

Net income earned in the third quarter of 1999 was $9,467,000, or $.45 per share (diluted), 8.9% lower than the $10,390,000, or $.49 per share, earned in 1998's third quarter. Nine months year-to-date earnings in 1999 were $28,310,000, or $1.34 per share, a 12.8% reduction from $32,483,000, or $1.53 per share, in comparable 1998. Lower interest expense was not able to offset the impact of lower sales and operating margins.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at September 30, 1999 was $128,566,000, $11,261,000 (9.6%)
higher than $117,305,000 at December 31, 1998. The increase was due to the Lincoln Motors acquisition. Current ratio of 2.8:1 at September 30, 1999 compared to 3.0:1 at December 31, 1998.

Third quarter 1999 cash flow from operations was $25,416,000 compared to $20,236,000 a year previously. Cash flow continued strong in the third quarter due to the combination of earnings, depreciation and amortization, and reductions in working capital, primarily receivables and inventories.
Nine months 1999 cash flow from operations was $55,435,000, an 80.5% increase from $30,715,000 in comparable 1998. Free cash flow year-to-date in 1999 was $41,289,000 as compared to $12,151,000 in the same period of 1998, after reducing operating cash flow for capital expenditures and dividends.
Outstanding commitments for future capital expenditures at September 30, 1999 totaled approximately $5,760,000.

Outstanding long-term debt at September 30, 1999 was $160,182,000, a decrease of $19,013,000 from June 30, 1999 and $6,036,000 from year-end 1998. The year-to-date decrease is after borrowing $33,900,000 to acquire Lincoln
Motors. In effect, the Company has fully paid for Lincoln Motors out of 1999 cash flow.

The Company maintains a $190,000,000 unsecured long-term revolving credit facility (the "Facility") under which all its outstanding borrowings have been made. At September 30, 1999, the Company had approximately $50,000,000 of available borrowing capacity under the combination of the Facility, a supplemental $10,000,000 demand line of credit, and a second $10,000,000 line of credit which expires May 27, 2000. All outstanding debt at September 30, 1999 was under the Facility. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

The Company's funded debt to EBITDA ratio at September 30, 1999 was 1.67:1, a small increase from 1.61:1 at year-end 1998. The Company's capitalization ratio was 39.5% at September 30, 1999 versus 42.5% at year-end 1998 and 45.1% a year ago. The Company paid an annualized interest rate of approximately
5.75% on its outstanding debt at September 30, 1999.



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



                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended
September 30, 1999.



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

DATE:  November 5, 1999
       ----------------




