Form 10-K
period 1999-12-31
REGAL BELOIT CORP
filed 2000-03-15
CIK 82811

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                      ----------------------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission file number 1-7283

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

        Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of Each Exchange on
    Title of Each Class                                 Which Registered
-----------------------------                  --------------------------------
Common Stock ($.01 Par Value)                       American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act . . None
                                                               (Title of Class)
==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                 ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000 was approximately $351,841,000.

On March 10, 2000 the registrant had outstanding 20,985,905 shares of common stock, $.01 par value, which is registrant's only class of common stock.


                     Documents Incorporated by Reference
                     -----------------------------------

                                                                     Form 10-K
Documents                                                            Reference
---------                                                            ---------

Annual Report to Shareholders for Year Ended December 31, 1999 . . . I, II, IV

Proxy Statement for Annual Shareholders Meeting to be Held on
                                                April 19, 2000 . . .    III

                           REGAL-BELOIT CORPORATION
                           ------------------------

                                  Index to
                          Annual Report on Form 10-K

                     For the Year Ended December 31, 1999
                                                                         Page
                                                                         ----
PART I
------

Item 1.  Business                                                          3
Item 2.  Properties                                                        6
Item 3.  Legal Proceedings                                                 6
Item 4.  Submission of Matters To A Vote of Security Holders               6

PART II
-------

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                               6

Item 6.  Selected Financial Data                                           6
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7
Item 8.  Financial Statements and Supplementary Data                       7
Item 9.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          7

PART III
--------

Item 10. Directors and Executive Officers of the Registrant                7
Item 11. Executive Compensation                                            8
Item 12. Security Ownership of Certain Beneficial Owners and Management    8
Item 13. Certain Relationships and Related Transactions                    8

PART IV
-------

Item 14. Financial Statements, Financial Statement Schedule, Exhibits
         and Reports on Form 8-K                                           9

Signatures                                                                10

                          CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Annual Report on Form 10-K or incorporated by reference may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks:
1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and
5) actions taken by competitors. Investors are directed to the Company's documents filed with the Securities and Exchange Commission.

                                 PART  I

ITEM 1.   Business
-------   --------

General Development of Business
-------------------------------
Regal-Beloit Corporation is a Wisconsin corporation founded in 1955. The Company's initial business was the production of special metalworking taps. Through 34 acquisitions and internal growth, the Company has become a prominent manufacturer of a diversified line of mechanical and electrical motion control products.

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

In March 1997, the Company acquired Marathon Electric Manufacturing Corporation. Marathon Electric became the Company's Electrical Group. On
May 28, 1999, the Company purchased from another public company selected assets which now comprise the Lincoln Motors product line within the Electrical Group. The Electrical Group produces and markets AC electric motors ranging in size from 1/12 horsepower to 1000 horsepower, electric generators ranging in size from 5 kilowatts through 4000 kilowatts and electrical connecting devices such as terminal blocks, fuse holders and power blocks. The Group's products are also sold to distributors, original equipment manufacturers and end users across many industry segments.

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

Export sales accounted for approximately 7% of the Company's sales in 1999, 6% in 1998 and 7% in 1997. Additionally, 3%, 3%, and 4% of Company sales were manufactured and sold outside the United States in 1999, 1998, and 1997, respectively. No material part of the Company's business is dependent upon a single customer. In fiscal 1999, 1998, and 1997, no single customer accounted for as much as 3% of Company sales. Although the Company's sales are predominantly not seasonal, they tend to vary with general economic conditions and with the rate of industrial production, and are affected by business conditions in the many markets in which the Company sells. However, because the Company's products are sold to many different markets, the effects of weaker markets are frequently offset by strengths in other markets.

Working capital requirements to properly serve the Company's customers are generally typical of capital goods manufacturers. Accounts receivable and inventory are generally not seasonal or at unusual levels by industry standards.

Competition
-----------
Major domestic competitors in the mechanical motion control equipment industry include Emerson Electric, Reliance Electric, Winsmith, Falk, and Boston Gear. Major foreign competitors would include SEW Eurodrive, Flender, Sumitomo and Zahnrad Fabrik. Major domestic competitors for the Electrical Group include Baldor Electric, Emerson, Reliance, Leeson, General Electric, Cummins, and A.O. Smith. Major foreign competitors include Siemens, Toshiba, Weg, Leroy Somer, and ABB.

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

The Company has capitalized on this competitive climate by making acquisitions and increasing its manufacturing efficiencies. Some of these acquisitions have created new opportunities for the Company because the Company is now in new markets in which it was not previously involved. The Company has also continued to upgrade its manufacturing equipment and processes, including increasing its use of computer aided manufacturing systems and redesigning products to take full advantage of the more productive equipment along with redoing plant layout to improve product flow. Most of the operating units of the Company, recognizing the increasing importance of the internet, have established websites that provide information on the separate operating units of the Company and the products and services they each provide to the marketplace. In practice, the Company's operating units have sought out specific niche markets concentrating on a wide diversity of customers and applications. Because of this approach, the Company is often not the largest supplier in any specific market. The Company believes it competes primarily on the basis of the promptness of delivery, price and quality.

For further segment information required by Item 101 of Regulation S-K, reference is made to Note 10 of Notes to Consolidated Financial Statements on page 14 of the Annual Report to Shareholders for the year ended December 31, 1999, and such information is incorporated herein by reference.

Manufacturing
-------------
Each of the Company's operating units conducts its manufacturing operations independently in one or more facilities. The Company regularly invests in high quality machinery and equipment and other improvements to and maintenance of its facilities. These capital expenditures typically meet or exceed the

Company's depreciation levels, as the Company believes that such investments are essential to its long-term success, although in 1999 expenditures were held below depreciation as the capital goods economy slowed.

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

Base materials for the Company's products consist primarily of: 1) steel in various types and sizes, including bearings and weldments, 2) copper magnet wire and 3) castings made of grey iron or aluminum. The Company purchases its raw materials from many suppliers and is not dependent on any single supplier for any of its base materials.

Backlog
-------
As of December 31, 1999, the amount of the Company's Mechanical Group backlog was approximately $39,700,000 compared to approximately $40,300,000 on December 31, 1998. The Electrical Group backlog as of December 31, 1999 was $36,300,000 versus $25,300,000 on December 31, 1998. Average delivery time for orders of the Company's mechanical products (except for large, specially designed products) varies from three days to two months. The Company believes that virtually all of its backlog is shippable in 2000. The Company's business units have historically shipped the majority of its products in the month the order is received. Accordingly, since total backlog is less than 15% of the Company's annual sales, the Company believes that backlog is not a reliable indicator of the Company's future sales.

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

Employees
---------
As of December 31, 1999, the Company employed approximately 4,630 persons, of which approximately 27% were covered by collective bargaining agreements. The Company considers its employee relations to be very good.

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

ITEM 2.   Properties
------    ----------

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

The Electrical Group currently operates 13 manufacturing and warehousing facilities. Three are located in each of Missouri and Ohio, two in Texas and one each in Indiana, Pennsylvania, Wisconsin, Singapore, and Market Overton (England). The Electrical Group's present operating facilities contain a total of approximately 1,360,000 square feet of space of which approximately 480,000 square feet are leased.

The Company has its principal offices in Beloit, Wisconsin in an owned 24,000 square foot office building. The Company believes its equipment and facilities are well maintained and adequate for its present needs.


ITEM 3.    Legal Proceedings
------     -----------------

The Company is not involved in any material legal proceedings.


ITEM 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.




                                 PART II


ITEM 5.    Market for the Registrant's Common Equity and Related
------     -----------------------------------------------------
           Shareholder Matters
           -------------------

Certain information required by Item 201 of Regulation S-K is set forth on page 4 and the inside back cover of the Annual Report to Shareholders for the year ended December 31, 1999, and such information is incorporated herein by reference.


ITEM 6.    Selected Financial Data
------     -----------------------

Information required by Item 301 of Regulation S-K is set forth on page 4 of the Annual Report to Shareholders for the year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           and Results of Operations
           -------------------------

Information required by Item 303 of Regulation S-K is set forth on pages 5 and 6 of the Annual Report to Shareholders for the year ended December 31, 1999, and such information is incorporated herein by reference.


ITEM 8.    Financial Statements and Supplementary Data
------     -------------------------------------------

In the Annual Report to Shareholders for the year ended December 31, 1999, there are set forth on pages 7 through 15, financial statements meeting the requirements of Regulation S-X and information specified by Item 302 of Regulation S-K and such financial statements are incorporated herein by reference.


ITEM 9.    Changes in and Disagreements with Accountants on Accounting
------     -------------------------------------------------------------
           and Financial Disclosure
           ------------------------

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.




                                  PART III


ITEM 10.    Directors and Executive Officers of the Registrant
-------     --------------------------------------------------

Information required by Item 401 of Regulation S-K is set forth on pages 3 through 9 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

The names, ages, and positions of the executive officers of the Company as of March 15, 2000, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name, Age and Position       Business Experience During the Past 5 Years
----------------------       -------------------------------------------

James L. Packard, 57         - Elected Chairman in 1986; Chief Executive
Chairman, President and        Officer since 1984; President since 1980.
Chief Executive Officer

Henry W. Knueppel, 51        - Elected Executive Vice President in 1987.  From
Executive Vice President       September, 1997 until December, 1999, he also
                               served as President of the Company's Marathon
                               Electric Manufacturing Corporation subsidiary.

Kenneth F. Kaplan, 54        - Joined Company in September, 1996.  Elected
Vice President, Chief          Vice President, Chief Financial Officer in
Financial Officer and          October, 1996 and Secretary in April, 1997.
Secretary                      Previously, he was employed by Gehl
                               Company, West Bend,  Wisconsin, as Vice
                               President-Finance and Treasurer from 1987.


ITEM 11.    Executive Compensation
-------     ----------------------

Information required by Item 402 of Regulation S-K is set forth on pages 8 through 14 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
-------     --------------------------------------------------------------

Information required pursuant to Item 403 of Regulation S-K is set forth on pages 3 through 5 and 7 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.


ITEM 13.    Certain Relationships and Related Transactions
-------     ----------------------------------------------

Information required pursuant to Item 404 of Regulation S-K is set forth on pages 6 and 9 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

                                 PART IV

ITEM 14.     Financial Statements, Financial Statement Schedule, Exhibits
-------      ------------------------------------------------------------
             and Reports on Form 8-K
             -----------------------

(a)    1.  and 2.  Financial Statements and Financial Statement Schedule
       -----------------------------------------------------------------

       Reference is made to the separate index to the Company's Consolidated Financial Statements and Schedule contained on page 11 hereof.

       3.  Exhibits
       ------------

       Reference is made to the separate exhibit index contained on page 14-16 hereof.


(b)    Reports on Form 8-K
       -------------------

       There were no reports filed on Form 8-K by the Company during the quarter ended December 31,1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REGAL-BELOIT  CORPORATION



                           By:  /S/ Kenneth F. Kaplan
                               ------------------------
                               Kenneth F. Kaplan
                               Vice President, Chief Financial Officer
                               and Secretary


March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ James L. Packard      Chairman, President, Chief            March 15, 2000
--------------------      Executive Officer and Director
James L. Packard



/S/ Kenneth F. Kaplan     Vice President, Chief Financial       March 15, 2000
---------------------     Officer and Secretary
Kenneth F. Kaplan         (Principal Accounting & Financial
                            Officer)



/S/ Henry W. Knueppel     Executive Vice President              March 15, 2000
---------------------     and Director
Henry W. Knueppel



/S/ John A. McKay         Director                             March 15, 2000
---------------------
John A. McKay



/S/ John M. Eldred        Director                             March 15, 2000
---------------------
John M. Eldred



/S/ J. Reed Coleman       Director                             March 15, 2000
---------------------
J. Reed Coleman



/S/ Frank Bauchiero       Director                             March 15, 2000
---------------------
Frank Bauchiero

                           REGAL-BELOIT CORPORATION

                        Index to Financial Statements
                       and Financial Statement Schedule



                                                                  Page(s) In
                                                                Annual Report *
                                                               ----------------

The following documents are incorporated by reference as part of this report:

(1)  Financial Statements:
     Consolidated Balance Sheets at December 31, 1999 and 1998           7
     Consolidated Statements of Income for the three years
      ended December 31, 1999                                            8
     Consolidated Statements of Shareholders' Investment for
      the three years ended December 31, 1999                            8
     Consolidated Statements of Cash Flows for the three years
      ended December 31, 1999                                            9
     Notes to Consolidated Financial Statements                       10 - 14
     Report of Independent Public Accountants                           15

    * Incorporated by reference from the indicated pages of the Regal-Beloit Corporation 1999 Annual Report to Shareholders





                                                                     Page(s) In
                                                                      Form 10-K
                                                                     ----------

(2)  Financial Statement Schedule:
     Report of Independent Public Accountants on Financial
      Statement Schedule                                                12
     Consent of Independent Public Accountants                          12
     For the three years ended December 31, 1999,
      Schedule II - Valuation and Qualifying Accounts                   13



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                   Report of Independent Public Accountants
                   ----------------------------------------




To Regal-Beloit Corporation:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Regal-Beloit Corporation's Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     /S/ ARTHUR ANDERSEN LLP
                                     -----------------------
                                     ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 28, 2000



Exhibit 23

                  Consent of Independent Public Accountants
                  -----------------------------------------


To Regal-Beloit Corporation:

As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Regal-Beloit Corporation's previously filed Registration Statements, File Nos. 33-25480, 33-25233, 33-82076 and 33-8934.



                                     /S/ ARTHUR ANDERSEN LLP
                                     -----------------------
                                     ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 15, 2000

                                                                   SCHEDULE II



                         REGAL-BELOIT  CORPORATION
                         -------------------------

                    VALUATION  AND  QUALIFYING  ACCOUNTS
                    ------------------------------------

Allowance for Doubtful Accounts:
-------------------------------


                                                 (In Thousands Of Dollars)
                                 -----------------------------------------------------------
                                  Balance    Provision    Write-offs,   Additions,   Balance
                                 Beginning   (Credits)      Net of     Related to      End
                                  of Year    for Losses   Recoveries   Acquisition   of Year

Year Ended December 31, 1999      $ 1,851     $    (9)     $   (84)      $  -0-      $ 1,758
                                  =======     ========     ========      =======     =======


Year Ended December 31, 1998      $ 2,620     $  (213)     $  (556)      $  -0-      $ 1,851
                                  =======     ========     ========      =======     =======

Year Ended December 31, 1997      $ 1,190     $   592      $  (622)      $ 1,460     $ 2,620
                                  =======     ========     ========      =======     =======


Exhibits Index
--------------

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

 3.1       Articles of Incorporation of the        Filed as    Exhibit B to the 1994 Proxy
           Registrant                                          Statement

 3.2       Bylaws of the Registrant                Filed as    Exhibit C to the 1994 Proxy
                                                               Statement

Exhibit
Number     Description                             Incorporated by Reference Herein
-------    -----------                             --------------------------------

  4        Articles of Incorporation and Bylaws    Filed as    Exhibits 3.1 and 3.2 hereto
           of the Registrant

 4.1       Rights Agreement, dated as of           Filed as    Exhibit 4.1 incorporated on
           January 28, 2000, between Regal-Beloit              Regal- Beloit Corporation's
           Corporation and BankBoston, N.A.                    Registration Statement on
                                                               Form 8-A (file no.1-7283) and
                                                               on Regal-Beloit Corporation's
                                                               current report on Form 8-K
                                                               dated January 31, 2000.

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

10.5       Change of Control Agreement             Filed as    Exhibit 10.5 to Regal-Beloit
                                                               Corporation's Annual Report
                                                               on Form 10-K dated
                                                               March 6, 1998

10.5(a)    Addendum to Change of Control           Filed as    Regal-Beloit Corporation's
           Agreement effective as of                           Annual Report on Form 10-K
           April 21, 1998                                      dated March 5, 1999.

10.6       Disability Insurance Agreement          Filed as    Exhibit 10.6 to Regal-Beloit
           between Regal-Beloit Corporation                    Corporation's Annual Report
           and Continental Casualty Company                    on Form 10-K dated
                                                               March 29, 1993

10.7       1998 Stock Option Plan, as Amended      Filed as    Regal-Beloit Corporation 1998
                                                               Stock Option Plan, as amended
                                                               on Regal-Beloit Corporation's
                                                               Registration Statement on Form
                                                               S-8 (File No. 333-84779)

 13        Annual Report to Shareholders           Regal-Beloit Corporation's Annual Report
           for the year ended December 31,         on Form 10-K dated March 15, 2000.
           1999                                    (Filed herewith)

Exhibit
Number     Description                             Incorporated by Reference Herein
-------    -----------                             --------------------------------

 21        Subsidiaries of Regal-Beloit            Regal-Beloit Corporation's Annual Report
           Corporation                             on Form 10-K dated March 15, 2000.
                                                   (Filed herewith)

 23        Consent of Independent Public           Regal-Beloit Corporation's Annual Report
           Accountants                             on Form 10-K dated March 15, 2000.
                                                   (Filed herewith)

 99        Annual Meeting Proxy Statement of       Filed as    Regal-Beloit Corporation's Proxy
           Regal-Beloit Corporation dated                      Statement on Schedule 14A
           March 15, 2000                                      dated March 15, 2000.
