Form 10-Q
period 2000-03-31
REGAL BELOIT CORP
filed 2000-05-03
CIK 82811

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended              March 31, 2000
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


              20,987,905 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                          REGAL-BELOIT CORPORATION

                                 FORM 10-Q

                      For Quarter Ended March 31, 2000




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

                                   PART I

                            FINANCIAL INFORMATION

1.    Financial Statements
      --------------------

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)

                                                                           (From Audited
                                 ASSETS                      (Unaudited)    Statements)
                                                           --------------  --------------
                                                           March 31, 2000  Dec. 31, 1999
                                                           --------------  --------------
Current Assets:
  Cash and Cash Equivalents  . . . . . . . . . . . . . . .   $   4,144     $   1,729
  Receivables, less reserves of $1,888 in 2000
      and $1,758 in 1999 . . . . . . . . . . . . . . . . .      83,412        76,374
  Inventories. . . . . . . . . . . . . . . . . . . . . . .     106,194       103,966
  Other Current Assets . . . . . . . . . . . . . . . . . .      17,064        16,179
                                                             ----------    ----------
     Total Current Assets. . . . . . . . . . . . . . . . .     210,814       198,248

Property, Plant and Equipment at Cost. . . . . . . . . . .     267,175       267,122
  Less - Accumulated Depreciation. . . . . . . . . . . . .    (119,416)     (115,749)
                                                             ----------     ---------
     Net Property, Plant and Equipment . . . . . . . . . .     147,759       151,373

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     142,352       143,314
Other Noncurrent Assets. . . . . . . . . . . . . . . . . .      12,466        12,165
                                                             ----------    ----------
     Total Assets. . . . . . . . . . . . . . . . . . . . .   $ 513,391     $ 505,100
                                                             ==========    ==========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . . . .   $  26,376     $  28,382
  Federal and State Income Taxes . . . . . . . . . . . . .       5,930           352
  Other Current Liabilities. . . . . . . . . . . . . . . .      42,302        38,144
                                                             ----------    ----------
        Total Current Liabilities. . . . . . . . . . . . .      74,608        66,878

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . .     142,089       148,166
Deferred Income Taxes. . . . . . . . . . . . . . . . . . .      37,086        37,090
Other Noncurrent Liabilities . . . . . . . . . . . . . . .         324           340

Shareholders' Investment:
  Common Stock, $.01 par value, 50,000,000 shares
        authorized, 20,987,905 issued in 2000 and
        20,985,905 issued in 1999. . . . . . . . . . . . .         210           210
  Additional Paid-In Capital . . . . . . . . . . . . . . .      41,595        41,585
  Retained Earnings. . . . . . . . . . . . . . . . . . . .     218,182       211,287
  Accumulated Other Comprehensive Income . . . . . . . . .        (703)         (456)
                                                             ----------    ----------
     Total Shareholders' Investment. . . . . . . . . . . .     259,284       252,626
                                                             ----------    ----------
     Total Liabilities and Shareholders' Investment. . . .   $ 513,391     $ 505,100
                                                             ==========    ==========

See accompanying notes.
<FN/>

                           REGAL-BELOIT CORPORATION

                             STATEMENTS OF INCOME

                (In Thousands of Dollars, Except Per Share Data)

                                                                       (Unaudited)
                                                              --------------------------
                                                                   Three Months Ended
                                                              --------------------------
                                                                       March 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------

  Net Sales  . . . . . . . . . . . . . . . . . . . . . . .    $ 142,629       $ 127,260

  Cost of Sales  . . . . . . . . . . . . . . . . . . . . .      101,857          90,695
                                                              ----------      ----------

     Gross Profit  . . . . . . . . . . . . . . . . . . . .       40,772          36,565

  Operating Expenses . . . . . . . . . . . . . . . . . . .       22,685          19,159
                                                              ----------      ----------

     Income from Operations  . . . . . . . . . . . . . . .       18,087          17,406

  Interest Expense . . . . . . . . . . . . . . . . . . . .        2,356           2,286

  Interest Income  . . . . . . . . . . . . . . . . . . . .           17              42
                                                              ----------      ----------

     Income Before Taxes . . . . . . . . . . . . . . . . .       15,748          15,162

  Provision for Income Taxes . . . . . . . . . . . . . . .        6,334           6,084
                                                              ----------      ----------

     Net Income  . . . . . . . . . . . . . . . . . . . . .    $   9,414       $   9,078
                                                              ==========      ==========


  Per Share of Common Stock:

     Earnings Per Share  . . . . . . . . . . . . . . . . .       $.45            $.43
                                                              ==========      ==========

     Earnings Per Share - Assuming Dilution. . . . . . . .       $.45            $.43
                                                              ==========      ==========

     Cash Dividends Declared . . . . . . . . . . . . . . .       $.12            $.12
                                                              ==========      ==========

  Average Number of Shares Outstanding . . . . . . . . . .    20,986,301      20,933,011
                                                              ==========      ==========

  Average Number of Shares - Assuming Dilution . . . . . .    21,033,305      21,121,506
                                                              ==========      ==========

  See accompanying notes.
<FN/>


                           REGAL-BELOIT CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)


                                                                            (Unaudited)
                                                                    ----------------------------
                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2000           1999
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   9,414      $   9,078
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . . .       5,831          5,770
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . . .     (10,389)        (5,202)
       Current liabilities, other than notes payable . . . . . . .       7,766            386
                                                                     ----------     ----------
           Net cash provided from operating activities . . . . . .   $  12,622      $  10,032

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment . . . . . . . . . . .      (3,908)        (2,323)
  Sale of property, plant and equipment. . . . . . . . . . . . . .       2,581           ---
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (340)          (396)
                                                                     ----------     ----------
     Net cash used in investing activities . . . . . . . . . . . .      (1,667)        (2,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . .      (6,024)        (5,011)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . .      (2,518)        (2,509)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          11            194
                                                                     ----------     ----------
     Net cash (used in) provided from financing activities . . . .      (8,531)        (7,326)

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . . .          (9)           (20)
                                                                     ----------     ----------

  Net increase (decrease) in cash and cash equivalents . . . . . .       2,415            (33)
  Cash and cash equivalents at beginning of period . . . . . . . .       1,729          3,548
                                                                     ----------     ----------
  Cash and cash equivalents at end of period . . . . . . . . . . .   $   4,144      $   3,515
                                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2,404      $   2,410

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . .   $     424      $     375

See accompanying notes.
<FN/>

                          REGAL-BELOIT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000

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

2.   INVENTORIES

Cost for approximately 86% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                             March 31, 2000   December 31, 1999
                             --------------   -----------------
          Raw Material             13%               14%
          Work-in Process          24%               26%
          Finished Goods           63%               60%

3.   ACQUISITION

The financial statements on pages 3-5 incorporate the results of operations and the assets and liabilities of Lincoln Motors, after May 28, 1999, the date the business was acquired by the Company at a purchase price of approximately $32,100,000. The Lincoln Motors operating results and assets purchased are not material to the operating results or financial position of the Company.

4.   COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended March 31, 2000, the impact was $247,000 of expense resulting in net comprehensive income of $9,167,000 for the quarter. The impact in the first quarter of 1999 was $483,000 of expense resulting in net comprehensive income of $8,595,000.

5.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

                                                    (In Thousands of Dollars)
                                               -------------------------------------
                                               Mechanical Group     Electrical Group
                                               ----------------     ----------------
                                                 First Quarter        First Quarter
                                               ----------------     ----------------
                                                 2000      1999       2000      1999
                                               -------   ------     -------   ------

  Net Sales                                    $63,390   $63,495    $79,239   $63,765
  Income from Operations                       $ 8,812   $ 9,072    $ 9,275   $ 8,334
  Income from Operations as a % of Net Sales     13.9%     14.3%      11.7%     13.1%


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of 2000 were $142,629,000, 12.1% higher than net sales of $127,260,000 in the first quarter of 1999. The increased sales were due to the combination of additional sales from the May 1999 Lincoln Motors acquisition and 2.3% sales growth in the Company's other operations. Both of the Company's business segments' net sales improved from the fourth quarter of 1999, the Mechanical Group by 3.0% and the Electrical Group by 3.6%. Increased orders following broad-based weakness in the markets for the Company's products during 1999 were the primary reason for the higher sales. (See Note 5 to the accompanying financial statements for business segment data.)

Gross profit for the Company increased in the first quarter to $40,772,000, 11.5% higher than $36,565,000 in comparable 1999. Gross profit margin in the first quarter decreased slightly to 28.6% from 28.7% the previous year. Operating expenses rose 18.4% to $22,685,000 in the first three months of 2000 from $19,159,000 a year earlier. As a percent of net sales, first quarter 2000 operating expenses rose to 15.9% from 15.1% a year ago. The principal factors in the dollar and percent increases were the Lincoln Motors acquisition and higher distribution expense resulting from increased fuel costs.

Income from operations for the Company in the first quarter 2000 was $18,087,000, 3.9% above $17,406,000 in comparable 1999 due primarily to increased sales. As a percent of net sales, income from operations was 12.7% in 2000 as compared to 13.7% a year previously. The decrease in operating margin was due primarily to the impact on the Company of the Lincoln Motors operations, which as expected have been only modestly profitable during the period of integration with the Company and to the aforementioned increase in distribution expenses.

Interest expense in the first quarter of 2000 was $2,356,000, 3.1% above $2,286,000 in comparable 1999 due to the effects of increased interest rates partially offset by lower outstanding long-term debt. The Company's effective tax rate was 40.2% in 2000's first quarter versus 40.1% a year earlier.

Net income earned in the first quarter of 2000 rose 3.7% to $9,414,000 from $9,078,000 in the first three months of 1999. Earnings per share (diluted) were $.45 in 2000 compared to $.43 a year ago.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at March 31, 2000 was $136,206,000, a 3.7% increase from $131,370,000 at December 31, 1999. The increase was due primarily to higher accounts receivable. The current ratio decreased from 3.0:1 at year-end 1999 to 2.8:1 at March 31, 2000.

Cash flow from operations was $12,622,000 in the first quarter of 2000 compared to $10,032,000 a year previously. Free cash flow in the quarter was $8,777,000 versus $5,200,000 in comparable 1999. This permitted long-term debt to be reduced $6,077,000 from year-end 1999 and $19,117,000 from March 31, 1999 to $142,089,000 at March 31, 2000. The Company's funded debt to EBITDA ratio at the end of the quarter was 1.47:1 while the capitalization ratio was 35.4%. The Company paid an annualized interest rate of approximately 6.4% on its outstanding debt at March 31, 2000. Outstanding commitments for future capital expenditures at the end of the first quarter were approximately $1,957,000.

The Company maintains a $190,000,000 unsecured long-term revolving credit facility (the "Facility") under which $141,000,000 of debt was outstanding at March 31, 2000. Including approximately $2,000,000 of standby letters of credit, the Company had $47,000,000 of available borrowing capacity under the Facility at March 31, 1999. Additionally, the Company maintains two short-term credit lines of $10,000,000 each, one of which expires at May 27, 2000. No borrowings were outstanding against these two credit lines. Management believes that the credit facilities it has in place provide sufficient borrowing capacity for the Company to finance its operations for the foreseeable future. Management further believes that future external growth from acquisitions can be adequately funded from a combination of free cash flow, current credit facilities and the Company's ability to further leverage its equity with additional long-term indebtedness.

CAUTIONARY STATEMENT
--------------------

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission.

                                   PART II

                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

On January 31, 2000, the registrant filed a current report on Form 8-K pertaining to a Shareholder Rights Agreement between the registrant and BankBoston dated January 28, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                               (Registrant)


                         /S/ Kenneth F. Kaplan
                         ------------------------
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

DATE:  May 3, 2000
     -----------------