Form 10-Q
period 2000-06-30
REGAL BELOIT CORP
filed 2000-07-28
CIK 82811

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended             June 30, 2000
                  -----------------------------------------------------------

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


              20,988,905 Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                          REGAL-BELOIT CORPORATION

                                 FORM 10-Q

                      For Quarter Ended June 30, 2000




                                   INDEX


                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                 Condensed Balance Sheets. . . . . . . . . .              3

                 Statements of Income. . . . . . . . . . . .              4

                 Condensed Statements of Cash Flows. . . . .              5

                 Notes to Financial Statements . . . . . . .          6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . .            7 - 8


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders         9

     Item 6 - Reports on Form 8-K  . . . . . . . . . . . .                9

     Signature . . . . . . . . . . . . . . . . . . . . . .                9

                                   PART I
                            FINANCIAL INFORMATION

1.    Financial Statements
      --------------------
                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEETS

                          (In Thousands of Dollars)

                                                                       (From Audited
                                 ASSETS                  (Unaudited)    Statements)
                                                        -------------  -------------
                                                        June 30, 2000  Dec. 31, 1999
                                                        -------------  -------------
Current Assets:
  Cash and Cash Equivalents  . . . . . . . . .             $  3,365      $  1,729
  Receivables, less reserves of $1,981 in 2000
      and $1,758 in 1999 . . . . . . . . . . .               83,683        76,374
  Inventories. . . . . . . . . . . . . . . . .              104,363       103,966
  Other Current Assets . . . . . . . . . . . .               16,935        16,179
                                                           ---------     ---------
     Total Current Assets. . . . . . . . . . .              208,346       198,248

Property, Plant and Equipment at Cost. . . . .              275,076       267,122
  Less - Accumulated Depreciation. . . . . . .             (122,919)     (115,749)
                                                           ---------     ---------
     Net Property, Plant and Equipment  . . . .             152,157       151,373

Goodwill . . . . . . . . . . . . . . . . . . .              149,500       143,314
Other Noncurrent Assets. . . . . . . . . . . .               12,458        12,165
                                                           ---------     ---------
     Total Assets. . . . . . . . . . . . . . .             $522,461      $505,100
                                                           =========     =========


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . .             $ 27,989      $ 28,382
  Federal and State Income Taxes . . . . . . .                2,151           352
  Other Current Liabilities. . . . . . . . . .               46,106        38,144
                                                           ---------     ---------
        Total Current Liabilities. . . . . . .               76,246        66,878

Long-Term Debt . . . . . . . . . . . . . . . .              143,063       148,166
Deferred Income Taxes. . . . . . . . . . . . .               37,072        37,090
Other Noncurrent Liabilities . . . . . . . . .                  307           340

Shareholders' Investment:
  Common Stock, $.01 par value, 50,000,000 shares
        authorized, 20,988,905 issued in 2000 and
        20,985,905 issued in 1999. . . . . . .                  210           210
  Additional Paid-In Capital . . . . . . . . .               41,606        41,585
  Retained Earnings. . . . . . . . . . . . . .              225,128       211,287
  Accumulated Other Comprehensive Income (Loss)              (1,171)         (456)
                                                           ---------     ---------
     Total Shareholders' Investment. . . . . .              265,773       252,626
                                                           ---------     ---------
     Total Liabilities and Shareholders' Investment. . .   $522,461      $505,100
                                                           =========     =========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                            STATEMENTS OF INCOME

              (In Thousands of Dollars, Except Per Share Data)

                                                            (Unaudited)
                                          ----------------------------------------------
                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                        -----------------------   ----------------------
                                             2000       1999          2000        1999
                                        -----------  ----------   ----------  ----------
  Net Sales  . . . . . . . .              $ 143,439   $ 137,063    $ 286,068   $ 264,323

  Cost of Sales  . . . . . .                102,558      99,434      204,415     190,129
                                        -----------  ----------   ----------  ----------

     Gross Profit  . . . . .                 40,881      37,629       81,653      74,194

  Operating Expenses . . . .                 22,668      19,110       45,353      38,269
                                        -----------  ----------   ----------  ----------

     Income from Operations                  18,213      18,519       36,300      35,925

  Interest Expense . . . . .                  2,362       2,299        4,718       4,585

  Interest Income  . . . . .                     59          51           76          93
                                        -----------  ----------   ----------  ----------

     Income Before Taxes . .                 15,910      16,271       31,658      31,433

  Provision for Income Taxes .                6,445       6,506       12,779      12,590
                                        -----------  ----------   ----------  ----------
     Net Income  . . . . . .              $   9,465   $   9,765    $  18,879   $  18,843
                                        ===========  ==========   ==========  ==========
  Per Share of Common Stock:

     Earnings Per Share                        $.45        $.47         $.90        $.90
                                        ===========  ==========   ==========  ==========

     Earnings Per
         Share - Assuming Dilution             $.45        $.46         $.90        $.89
                                        ===========  ==========   ==========  ==========

     Cash Dividends Declared                   $.12        $.12         $.24        $.24
                                        ===========  ==========   ==========  ==========

  Average Number of
     Shares Outstanding                 20,988,169   20,952,700   20,987,235  20,942,910
                                        ==========   ==========   ==========  ==========

  Average Number of
     Shares - Assuming Dilution         20,988,169   21,189,977   21,010,737  21,155,741
                                        ==========   ==========   ==========  ==========

  See accompanying notes.

                           REGAL-BELOIT CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)

                                                                          (Unaudited)
                                                                   -------------------------
                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                       2000           1999
                                                                   ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . .          $ 18,879       $  18,843
  Adjustments to reconcile net income to net cash provided
   from operating activities, net of acquisitions:
     Depreciation, amortization and deferred income taxes.            11,705          11,533
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . .            (7,446)           (480)
       Current liabilities, other than notes payable . . .             4,137             123
                                                                   ----------      -----------
           Net cash provided from operating activities . .         $  27,275       $  30,019

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements      (7,745)         (4,281)
  Sale of property, plant and equipment. . . . . .                     2,653            ----
  Business acquisitions. . . . . . . . . . . . . .                   (10,030)        (33,901)
  Other, net . . . . . . . . . . . . . . . . . . .                      (435)           (340)
                                                                   ----------      ----------
     Net cash used in investing activities . . . .                   (15,557)        (38,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of (additions to) long-term debt, net.                    (5,048)         12,979
  Dividends to shareholders. . . . . . . . . . . .                    (5,037)         (5,023)
  Other, net . . . . . . . . . . . . . . . . . . .                        21             500
                                                                   ----------      ----------
     Net cash (used in) provided from financing activities .         (10,064)          8,456

EFFECT OF EXCHANGE RATE ON CASH                                          (18)            (32)
                                                                   ----------      ----------

  Net increase (decrease) in cash and cash equivalents                 1,636             (79)
  Cash and cash equivalents at beginning of period                     1,729           3,548
                                                                   ----------       ---------
  Cash and cash equivalents at end of period . . .                 $   3,365       $   3,469
                                                                   ==========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .                 $   4,740       $   4,920

     Income Taxes. . . . . . . . . . . . . . . . .                 $  10,691       $  11,916

See accompanying notes.

                         REGAL-BELOIT CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               June 30, 2000

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

2.   INVENTORIES

Cost for approximately 87% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                                June 30, 2000   December 31, 1999
                                -------------   -----------------
               Raw Material          13%               14%
               Work-in Process       22%               26%
               Finished Goods        65%               60%

3.   ACQUISITIONS

The financial statements on pages 3-5 incorporate the results of operations and the assets and liabilities of Thomson Technology Inc. ("TTI") after June 29, 2000, the date TTI was acquired by the Company at a purchase price of approximately $10,000,000. TTI is a Vancouver, BC, Canada based manufacturer of power systems controls for the worldwide power generation market. The referenced financial statements also include the results of operations and the assets and liabilities of Lincoln Motors, after May 28, 1999, the date the business was acquired by the Company. Neither TTI's nor Lincoln Motors' operating results and assets and liabilities, either singularly or in combination, are material to the operating results or financial position of the Company.

4.   COMPREHENSIVE INCOME

The Company's comprehensive income is solely impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended June 30, 2000, the impact was $468,000 of expense resulting in net comprehensive income of $8,997,000 for the quarter. The impact in the second quarter of 1999 was $306,000 of expense resulting in net comprehensive income of $9,459,000. In the first six months of 2000, the impact is an expense of $715,000 resulting in net comprehensive income of $18,164,000.
The impact in the first six months of 1999 was $789,000 of expense resulting in net comprehensive income of $18,054,000.

5.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

     BUSINESS SEGMENTS (continued)
                                             (In Thousands of Dollars)
                          --------------------------------------------------------------------
                                   Mechanical Group                  Electrical Group
                          ---------------------------------  ---------------------------------
                           Second Quarter     Six Months     Second Quarter      Six Months
                          ---------------  ----------------  --------------  -----------------
                           2000     1999    2000     1999     2000    1999     2000     1999
                          -------  ------  -------  -------  ------  ------  -------  --------
Net Sales                 $62,889  65,509  126,279  129,004  80,550  71,554  159,789  $135,319

Income from Operations    $ 8,085   9,187   16,897   18,259  10,128   9,332   19,403  $ 17,666

Income from Operations
  as a % of Net Sales      12.9%    14.0%   13.4%     14.2%   12.6%   13.0%    12.1%    13.1%

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

The Company's second quarter 2000 net sales of $143,439,000 were 4.7% higher than net sales of $137,063,000 in the second quarter of 1999. For the six months ended June 30, 2000, net sales were $286,068,000, 8.2% higher than $264,323,000 in the first six months of 1999. The increased sales in both the second quarter and first half of 2000 were due primarily to the additional sales from the May 1999 acquisition of Lincoln Motors. Sales of the Company's Mechanical Group decreased 4.0% and 2.1% in the second quarter and first half of 2000 from the comparable periods of 1999, respectively. Continued softness in the markets served by the Mechanical Group accounted for the lower sales. Electrical Group sales, excluding Lincoln Motors, increased nearly 5% from comparable 1999 in both the second quarter and first half of 2000. Growth in the Marathon Electric motors product lines was the primary reason for the higher sales. (See Note 5 for business segment data.)

Gross profit for the Company was $40,881,000 in the second quarter, an 8.6% increase from second quarter 1999, and was $81,653,000 for the first half of 2000, 10.1% higher than comparable 1999. Gross profit margin improved to 28.5% in the second quarter from 27.5% a year previously, while the gross profit margin in the first half of 2000 of 28.5% increased from 28.1% in comparable 1999. Improvement in Electrical Group gross profit margin, due primarily to higher sales volumes, accounted for the increased margin in both time periods.

Operating expenses increased 18.6% to $22,668,000 in the second quarter of 2000 from $19,110,000 a year earlier, and 18.5% to $45,353,000 in the first half of 2000 from $38,269,000 in the first six months of 1999. As a percent of net sales, second quarter and first half 2000 operating expenses were 15.8% and 15.9%, respectively, as compared to 13.9% and 14.5% in the comparable periods of 1999. The impact of the Lincoln Motors acquisition in May 1999 and higher freight costs in 2000 due to increased fuel prices were the primary reasons for the higher operating expenses in dollars and as a percent of sales.

Income from operations for the Company was $18,213,000 (12.7% of sales) in the second quarter of 2000, a 1.7% decrease from $18,519,000 (13.5% of sales) last year. Comparable figures for the first six months were $36,300,000 (12.7% of sales) and $35,925,000 (13.6% of sales), a 1.0% increase from 1999. Increased operating expenses as a percent of sales more than offset improved gross profit margins, resulting in the reduced operating income margins.

Interest expense was $2,362,000 in the second quarter and $4,718,000 in the first half of 2000, increases of 2.7% and 2.9%, respectively, from $2,299,000 and $4,585,000 in the comparable periods of 1999. The increases were the result of increased interest rates in the U.S. partially offset by lower average long-term debt outstanding. The Company's effective tax rates in 2000 are up slightly from the rates in the comparable periods of 1999 due primarily to a slightly higher effective overall state tax rate.

Net income earned in 2000 was $9,465,000 for the second quarter and $18,879,000 for the first half, down 3.1% for the second quarter and virtually unchanged in the first half, respectively, from $9,765,000 and $18,843,000 earned in the comparable periods last year. Net income margin was 6.6% in both the second quarter and first half of 2000 versus 7.1% in the same periods of 1999, for the reasons discussed above. Earnings per share (diluted) were $.45 versus $.46 for the second quarters of 2000 and 1999, respectively, and $.90 versus $.89 for the first halves of 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at June 30, 2000 was $132,100,000 a .6% increase from $131,370,000 at December 31, 1999. The slight increase was due to higher accounts receivable for the most part offset by increased accrued income taxes and other current liabilities.

The Company's cash flow from operations in the second quarter of 2000 was $14,653,000 compared to $19,987,000 in 1999. Lower accounts receivable and inventory reductions in the second quarter this year versus last year explain the reduced operating cash flow. Six months 2000 cash flow from operations of $27,275,000 compares to $30,019,000 in the same period of 1999. Free cash flow in the first half of 2000, which is after subtracting $7,745,000 of capital expenditures and $5,037,000 of dividends, was $14,493,000, below the $20,715,000 of comparable 1999. The 2000 year-to-date free cash flow was used for debt retirement and to fund the approximately $10,000,000 purchase price of Thomson Technology Inc. on June 29, 2000. (See Note 3.) Outstanding commitments for future capital expenditures at June 30, 2000 was approximately $3,330,000.

Outstanding long-term debt at June 30, 2000 was $143,063,000, an increase of $974,000 from March 31, 2000 but $5,103,000 lower than at December 31, 1999.
Approximately $9,000,000 of debt reduction in April and May 2000 was offset by the borrowing of the TTI acquisition purchase price discussed above. The Company's funded debt to EBITDA ratio at the end of the quarter was 1.49:1 while the capitalization ratio was 35.0%. The Company maintains a $190,000,000 unsecured long-term revolving credit facility (the "Facility") under which $142,000,000 of debt was outstanding at June 30, 2000. Including approximately $2,000,000 of standby letters of credit, the Company had $46,000,000 of available borrowing capacity under the Facility at June 30, 2000. Additionally, the Company maintains a short-term demand credit line of $10,000,000 against which there were no borrowings at June 30, 2000. Management believes that the credit facilities it has in place provide sufficient borrowing capacity for the Company to finance its operations for the foreseeable future. Management further believes that future external growth from acquisitions can be adequately funded from a combination of free cash flow, current credit facilities and the Company's ability to further leverage its equity with additional long-term indebtedness.

CAUTIONARY STATEMENT
--------------------

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-K and Form 10-Q's, filed with the Securities and Exchange Commission.

                                 PART II
                            OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The Annual Meeting of shareholders of Regal-Beloit Corporation was held on April 19, 2000.

(b) The terms of Directors John M. Eldred, John A. McKay, and G. Frederick Kasten, Jr., J. Reed Coleman, Frank E. Bauchiero and Stephen N. Graff were continued.

(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

     (1)  Elect three Class A Directors for a term of three years.

                                  For        Withheld
                               ----------    --------
          James L. Packard     17,589,110     160,965
          Henry W. Knueppel    17,588,881     161,194
          Paul W. Jones        17,585,195     164,880

     (2) Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 2000.

                             For         Against     Abstain
                         ----------      -------     -------
                         17,703,554      36,882       9,639

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no exhibits or reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                              (Registrant)


                         /S/ KENNETH F. KAPLAN
                         ----------------------------
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

DATE:  July 28, 2000
       ----------------