Form 10-Q
period 2000-09-30
REGAL BELOIT CORP
filed 2000-11-03
CIK 82811

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended            September 30, 2000
                 ------------------------------------------------------------

Commission File Number             1-7283
                      -------------------------------------------------------

                          REGAL-BELOIT CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Wisconsin                             39-0875718
-----------------------------------------------------------------------------
     (State or other jurisdiction       (IRS Employer Identification Number)
      incorporation or organization)

              200 State Street, Beloit, Wisconsin  53511-6254
-----------------------------------------------------------------------------
                             (608) 364-8800
            (Registrant's telephone number, including area code)


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


             20,994,963  Shares, Common Stock, $.01 Par Value
-----------------------------------------------------------------------------

                          REGAL-BELOIT CORPORATION

                                 FORM 10-Q

                    For Quarter Ended September 30, 2000




                                  INDEX


                                                                   Page No.
                                                                   --------


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
             Condensed Balance Sheets. . . . . . . . . . .                3
             Statements of Income. . . . . . . . . . . . .                4
             Condensed Statements of Cash Flows. . . . . .                5

             Notes to Financial Statements . . . . . . . .            6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . .            7 - 9


PART II - OTHER INFORMATION

     Item 6 - Reports on Form 8-K  . . . . . . . . . . . .                9

     Signature . . . . . . . . . . . . . . . . . . . . . .                9

                                   PART I

                            FINANCIAL INFORMATION

1.    Financial Statements
      --------------------

                           REGAL-BELOIT CORPORATION

                           CONDENSED BALANCE SHEETS

                          (In Thousands of Dollars)

                                                                            (From Audited
                                 ASSETS                     (Unaudited)      Statements)
                                                           --------------   -------------
                                                           Sept. 30, 2000   Dec. 31, 1999
                                                           --------------   -------------
Current Assets:
  Cash and Cash Equivalents  . . . . . . . . . . . . . .     $   13,328     $   1,729
  Receivables, less reserves of $2,657 in 2000
      and $1,758 in 1999 . . . . . . . . . . . . . . . .        104,250        76,374
Inventories. . . . . . . . . . . . . . . . . . . . . . .        147,486       103,966
Other Current Assets . . . . . . . . . . . . . . . . . .         15,942        16,179
                                                              ----------    ----------
     Total Current Assets. . . . . . . . . . . . . . . .        281,006       198,248

Property, Plant and Equipment at Cost. . . . . . . . . .        313,913       267,122
  Less - Accumulated Depreciation. . . . . . . . . . . .       (127,175)     (115,749)
                                                              ----------    ----------
     Net Property, Plant and Equipment . . . . . . . . .        186,738       151,373

Goodwill . . . . . . . . . . . . . . . . . . . . . . . .        317,299       143,314
Other Noncurrent Assets. . . . . . . . . . . . . . . . .         16,733        12,165
                                                              ----------    ----------
     Total Assets. . . . . . . . . . . . . . . . . . . .      $ 801,776     $ 505,100
                                                              ==========    ==========


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . . .      $  29,677     $  28,382
  Federal and State Income Taxes . . . . . . . . . . . .          2,326           352
  Other Current Liabilities. . . . . . . . . . . . . . .         64,143        38,144
                                                              ----------    ----------
        Total Current Liabilities. . . . . . . . . . . .         96,146        66,878

Long-Term Debt . . . . . . . . . . . . . . . . . . . . .        397,038       148,166
Deferred Income Taxes. . . . . . . . . . . . . . . . . .         37,064        37,090
Other Noncurrent Liabilities . . . . . . . . . . . . . .            217           340

Shareholders' Investment:
  Common Stock, $.01 par value, 50,000,000 shares
        authorized, 20,994,963 issued in 2000 and
        20,985,905 issued in 1999. . . . . . . . . . . .            210           210
  Additional Paid-In Capital . . . . . . . . . . . . . .         41,666        41,585
  Retained Earnings. . . . . . . . . . . . . . . . . . .        231,053       211,287
  Accumulated Other Comprehensive Income (Loss). . . . .         (1,618)         (456)
                                                              ----------    ----------
     Total Shareholders' Investment. . . . . . . . . . .        271,311       252,626
                                                              ----------    ----------
     Total Liabilities and Shareholders' Investment. . .      $ 801,776     $ 505,100
                                                              ==========    ==========

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                           STATEMENTS OF INCOME

              (In Thousands of Dollars, Except Per Share Data)


                                                           (Unaudited)
                                       -----------------------------------------------------
                                          Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                       ------------------------     ------------------------
                                          2000          1999           2000          1999
                                       ----------    ----------     ----------    ----------
Net Sales  . . . . . . . . . . . . .   $  136,495    $  142,292     $  422,563    $  406,615

Cost of Sales  . . . . . . . . . . .       98,380       103,564        302,795       293,693
                                       ----------    ----------     ----------    ----------

   Gross Profit  . . . . . . . . . .       38,115        38,728        119,768       112,922

Operating Expenses . . . . . . . . .       21,445        20,536         66,798        58,805
                                       ----------    ----------     ----------    ----------

   Income from Operations  . . . . .       16,670        18,192         52,970        54,117

Interest Expense . . . . . . . . . .        2,514         2,439          7,232         7,024

Interest Income  . . . . . . . . . .           42            55            118           148
                                       ----------    ----------     ----------    ----------

   Income Before Taxes . . . . . . .       14,198        15,808         45,856        47,241

Provision for Income Taxes . . . . .        5,754         6,341         18,533        18,931
                                       ----------    ----------     ----------    ----------

   Net Income  . . . . . . . . . . .   $    8,444    $    9,467     $   27,323    $   28,310
                                       ==========    ==========     ==========    ==========

Per Share of Common Stock:

   Earnings Per Share  . . . . . . .         $.40          $.45          $1.30         $1.35
                                       ==========    ==========     ==========    ==========

   Earnings Per  . . . . . . . . . .
        Share - Assuming Dilution. .         $.40          $.45          $1.30         $1.34
                                       ==========    ==========     ==========    ==========

   Cash Dividends Declared . . . . .         $.12          $.12           $.36          $.36
                                       ==========    ==========     ==========    ==========

Average Number of
   Shares Outstanding  . . . . . . .   20,993,595    20,972,769     20,989,370    20,952,972
                                       ==========    ==========     ==========    ==========

Average Number of
   Shares - Assuming Dilution  . . .   20,993,595    21,204,239     21,005,023    21,171,907
                                       ==========    ==========     ==========    ==========

See accompanying notes.

                           REGAL-BELOIT CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)


                                                                           (Unaudited)
                                                                  ----------------------------
                                                                   Nine Months Ended Sept. 30,
                                                                  ----------------------------
                                                                     2000             1999
                                                                  ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .  $   27,323       $   28,310
  Adjustments to reconcile net income to net cash provided
     from operating activities:
     Depreciation, amortization and deferred income taxes. . . .      17,518           17,277
     Change in assets and liabilities:
       Current assets, other than cash . . . . . . . . . . . . .      (1,755)           5,313
       Current liabilities, other than notes payable . . . . . .      (5,460)           4,535
                                                                  -----------      -----------
           Net cash provided from operating activities . . . . .      37,626           55,435

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements     (12,325)          (6,606)
  Business acquisitions. . . . . . . . . . . . . . . . . . . . .    (270,605)         (33,901)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .       2,196             (445)
                                                                  -----------      -----------
     Net cash used in investing activities . . . . . . . . . . .    (280,734)         (40,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to (repayment of) long-term debt . . . . . . . . . .     248,928           (6,032)
  Additions to short-term debt . . . . . . . . . . . . . . . . .      13,284             ----
  Dividends to shareholders. . . . . . . . . . . . . . . . . . .      (7,556)          (7,540)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .          82              599
                                                                  -----------      -----------
     Net cash provided from (used in) financing activities . . .     254,738          (12,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (31)             (14)
                                                                  -----------      -----------

  Net increase in cash and cash equivalents  . . . . . . . . . .      11,599            1,496
  Cash and cash equivalents at beginning of period . . . . . . .       1,729            3,548
                                                                  -----------      -----------
  Cash and cash equivalents at end of period . . . . . . . . . .  $   13,328       $    5,044
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,516       $    7,210

     Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .  $   15,505       $   17,881

See accompanying notes.

                          REGAL-BELOIT CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                             September 30, 2000


1.  BASIS OF PRESENTATION
    ---------------------

The condensed financial statements include the accounts of Regal-Beloit Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary to a fair statement of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2.  INVENTORIES
    -----------

Cost for approximately 90% of the Company s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

                             Sept. 30, 2000      December 31, 1999
                             --------------      -----------------
           Raw Material            15%                  14%
           Work-in Process         19%                  26%
           Finished Goods          66%                  60%

3.  ACQUISITIONS
    ------------

On September 29, 2000, the Company acquired 100% of the stock of Leeson Electric Corporation, a private company, for approximately $260,000,000 in cash. The acquisition of Leeson had no impact on the third quarter 2000 Statement of Income. Leeson is a full line North American manufacturer and marketer of electric motors and related products. Its sales for the 12 months ended June 30, 2000 were $175,000,000. The Leeson acquisition was financed with loans obtained from a new $450,000,000, 5.25-year, multi-bank credit facility the Company entered into on September 28, 2000. (See Liquidity and Capital Resources under Item 2.)

Leeson's assets and liabilities have been included in the September 30, 2000 Consolidated Balance Sheet on a preliminary valuation basis. Under the purchase accounting rules of generally accepted accounting principles, all assets and liabilities will be valued at fair market value. The valuation of assets and liabilities has not yet been completed. Accordingly, the value ascribed to goodwill is an interim value that will likely change as valuation work is completed in the coming months.

The following are the preliminary values of the significant Leeson assets and liabilities included in the Condensed Balance Sheet at September 30, 2000:

            Receivables                           $  26,619,000
            Inventories                           $  42,200,000
            Net Property, Plant and Equipment     $  34,610,000
            Goodwill                              $ 168,530,000
            Current Liabilities                   $  16,335,000

The financial statements on pages 3-5 also incorporate the results of operations and the assets and liabilities of Thomson Technology Inc.
("TTI") after June 29, 2000, the date TTI was acquired by the Company at a purchase price of approximately $10,000,000. TTI is a Vancouver, BC, Canada based manufacturer of power systems controls for the worldwide power generation market. The referenced financial statements also include the results of operations and the assets and liabilities of Lincoln Motors, after May 28, 1999, the date the business was acquired by the Company.


4.  COMPREHENSIVE INCOME
    --------------------

The Company's comprehensive income is solely impacted by the amount of the cumulative translation adjustments recorded to shareholders' equity. For the quarter ended September 30, 2000, the impact was $447,000 of expense resulting in net comprehensive income of $7,997,000 for the quarter. The impact in the third quarter of 1999 was $515,000 of income resulting in net comprehensive income of $9,982,000. In the first nine months of 2000, the impact is an expense of $1,163,000 resulting in net comprehensive income of $26,160,000. The impact in the first nine months of 1999 was $273,000 of expense resulting in net comprehensive income of $28,037,000.

5.  BUSINESS SEGMENTS
    -----------------

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

                                               (In Thousands of Dollars)
                        ---------------------------------------------------------------------------
                                 Mechanical Group                      Electrical Group
                        ------------------------------------   ------------------------------------
                         Third Quarter        Nine Months       Third Quarter       Nine Months
                        ----------------   -----------------   ---------------   ------------------
                         2000     1999      2000      1999      2000     1999     2000       1999
                        -------   ------   -------   -------   ------   ------   -------   --------
Net Sales               $58,013   61,439   184,292   190,443   78,482   80,853   238,271   $216,172

Income from Operations  $ 6,586   8,452     23,483    26,711   10,084    9,740    29,487   $ 27,406

Income from Operations
 as a % of Net Sales     11.4%    13.8%     12.7%     14.0%     12.8%    12.0%    12.4%      12.7%



Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales of the Company in third quarter 2000 were $136,495,000, a 4.1% decrease from $142,292,000 in third quarter 1999. Mechanical Group third quarter 2000 sales were down 5.6% from comparable 1999 due to broad-based weakness in the agricultural equipment, transportation, marine, construction equipment and industrial machinery markets. The diversity of markets served by the Mechanical Group is considered by Management to be a key asset of the Company; however, this unusual broad-based slowdown could not be overcome by new products introduced and the market penetration that the Company achieved. Electrical Group sales in third quarter 2000 were 2.9% below comparable 1999 sales, primarily as a result of the same factors as for the Mechanical Group and to reduced sales to the heating, ventilating and air conditioning (HVAC) market due to mild spring and summer months. Much of the general market reduction was offset through better market penetration by the Electrical Group's distributor network. (See Note 5. to Financial Statements for business segment data.)

The Company's net sales for nine months 2000 were $422,563,000, a 3.9% increase from $406,615,000 in the previous year's nine months. While Mechanical Group nine months 2000 sales were 3.2% below comparable 1999 sales, Electrical Group sales for the same period increased 10.2% from the prior year. Sales of the Electrical Group's electric motors, other than its Lincoln motors product line, benefited substantially from several growth initiatives that resulted in approximately 5% internal growth from comparable

1999. This growth plus a full year of sales of the Electrical Group's Lincoln motors products yielded the overall 10.2% sales increase over nine months 1999.

Gross profit for the Company was $38,115,000 in the third quarter and represented 27.9% of net sales, as compared to $38,728,000 and 27.2% a year previously. This increase in gross profit margin resulted primarily from increased Electrical Group gross profit margin during the quarter due to favorable product mix of sales and manufacturing variances. For nine months 2000, Company gross profit of $119,768,000 increased 6.1% from comparable 1999's $112,922,000 due primarily to increased sales. Gross profit margin for nine months 2000 was 28.3% as compared to 27.8% in comparable 1999, again due to increased Electrical Group gross profit margin, for the same reasons as for third quarter 2000 discussed above.

Operating expenses as a percent of net sales increased to 15.7% in third quarter 2000 from 14.4% a year earlier. For nine months year-to-date, the same percentages for 2000 and 1999 were 15.8% and 14.5%, respectively. The increases in both time periods were due primarily to higher freight, fuel and other distribution costs this year versus last year. Both the Mechanical and Electrical Groups experienced higher operating expenses as a percent of net sales for both time periods.

Income from operations for the Company was $16,670,000 (12.2% of sales) in third quarter 2000, an 8.4% decrease from $18,192,000 (12.8% of sales) a year ago. For nine months year-to-date, the comparable numbers were $52,970,000 (12.5% of sales) in 2000, a 2.1% decrease from $54,117,000 (13.3% of sales)
in 1999. The increased operating expenses as a percent of net sales more than offset the improvement in gross profit margins in both time periods.

Interest expense was $2,514,000 in the third quarter and $7,232,000 for nine months 2000, increases of 3.1% and 3.0% from comparable 1999 interest expense. Higher interest rates in the U.S. led to increased interest expense which was partly offset by lower average outstanding long-term debt. The Company's effective tax rate in 2000 is slightly higher than in 1999 due primarily to a slight increase in the effective overall state tax rate.

Net income earned in 2000's third quarter of $8,444,000 was 10.8% lower than net income of $9,467,000 in comparable 1999. Nine months 2000 net income of $27,323,000 reflects a 3.5% decrease from year-to-date 1999 net income of $28,310,000. Earnings per share (diluted) were $.40 versus $.45 for the third quarters of 2000 and 1999, respectively, and $1.30 versus $1.34 for nine months 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at September 30, 2000 was $184,860,000, a 41% increase from $131,370,000 at December 31, 2000, due primarily to the assets and liabilities acquired in the Leeson Electric acquisition. (See Note 3. to Financial Statements.)

The Company's cash flow from operations in the third quarter 2000 was $10,351,000. Coupled with $264,802,000 in cash flow from financing activities in the quarter, these two positive cash amounts were used to fund the Leeson Electric acquisition and capital expenditures during the third quarter, which were reflected in cash flows from investing activities. Outstanding commitments at September 30, 2000 for future capital expenditures were approximately $825,000.

Outstanding long-term debt at September 30, 2000 was $397,038,000, an increase of $253,975,000 from June 30, 2000 and $248,872,000 from
December 31, 1999. The increase was due entirely to borrowings needed to fund the Leeson Electric acquisition. On September 28, 2000, the Company entered into a new $450,000,000, unsecured, 5.25 year, revolving credit facility with 20 banks (the "Facility") under which $396,000,000 of debt was outstanding at September 30, 2000. Including approximately $2,000,000 of standby letters of credit, the Company had $52,000,000 of available borrowing capacity under the Facility at September 30, 2000. The Facility provides for interest to be paid at an interest rate which varies based upon LIBOR (London Interbank Offered Rate) plus a variable margin based upon the Company's leverage ratio at the end of a calendar quarter. The Company's initial interest rate under the Facility at September 30, 2000 was approximately 7.9%. The Facility also has several financial covenants with which the Company is in compliance. Management believes that the credit facilities it has in place provide sufficient borrowing capacity for the Company to finance its operations for the foreseeable future, to make selected acquisitions and to accomplish the stock repurchase program approved by the Board of Directors in 2000.


CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities
-------------------------------------------------------------------------
Litigation Reform Act of 1995:
-----------------------------
With the exception of historical facts, the statements contained in this document may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks:
1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and
5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission.


                                   PART II
                              OTHER INFORMATION

Item 6.   Reports on Form 8-K
          -------------------

On August 10, 2000, the Company filed a current report on Form 8-K pertaining to the August 8, 2000, announcement of its Board of Directors' authorization of a Share Repurchase Program.


SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REGAL-BELOIT CORPORATION
                               (Registrant)


                         /S/ Kenneth F. Kaplan
                         ----------------------
                         Kenneth F. Kaplan
                         Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

DATE: November 3, 2000
      ----------------