Form 10-K
period 2000-12-31
REGAL BELOIT CORP
filed 2001-03-16
CIK 82811

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000                                                                Commission file number 1-7283

_____________________________________________

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

Securities registered pursuant to Section 12 (g) of the Act ..............................................None
                                                                                                                                                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001 was approximately $393,400,000.

On March 9, 2001 the registrant had outstanding 20,858,982 shares of common stock, $.01 par value, which is registrant's only class of common stock.

Documents Incorporated by Reference

Documents                                                                                                                                   Form 10-K Reference

Annual Report to Shareholders for Year Ended December 31, 2000                                                         I, II, IV

Proxy Statement for Annual Shareholders Meeting to be Held on April 18, 2001                                          III

REGAL-BELOIT CORPORATION

Index to
Annual Report on Form 10-K

For the Year Ended December 31, 2000

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995:  With the exception of historical facts, the statements contained in this Annual Report on Form 10-K or incorporated by reference may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors. Investors are directed to the Company's documents filed with the Securities and Exchange Commission.

PART I

ITEM 1.      Business

General Development of Business

Regal-Beloit Corporation is a Wisconsin corporation founded in 1955. The Company's initial business was the production of special metalworking taps. Through 37 acquisitions and internal growth, the Company has become a prominent manufacturer of a diversified line of mechanical and electrical motion control products.

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

In March 1997, the Company acquired Marathon Electric Manufacturing Corporation and formed the Company's Electrical Group. On May 28, 1999, the Company purchased selected assets which now comprise the Lincoln Motors product line within the Electrical Group. In 2000 the Company made two acquisitions to the Electrical Group. On June 29, 2000, Thomson Technology Inc. a Canadian-based manufacturer of power systems controls for the worldwide power generation market was acquired. On September 29, 2000, the Company purchased Leeson Electric Corporation, a manufacturer of AC and DC electric motors and related products. The Electrical Group produces and markets AC and DC electric motors ranging in size from subfractional to large integral horsepowers in AC and from subfractional to small integral horsepowers in DC, precision servo motors, electric generators ranging in size from 5 through 4000 kilowatts, automatic transfer switches and paralleling switchgear to interconnect and control power generation equipment, and electrical connecting devices such as terminal blocks, fuse holders and power blocks. Additionally, the Group markets a line of AC and DC adjustable speed drives. The Electrical Group's products are also sold to distributors, original equipment manufacturers and end users across many industry segments.

Typical applications for the Company's electrical products include: 1) for electric motors: air movement such as heating, ventilating, air conditioning and compressors; fluid movement such as pumping; woodworking; material handling; health, fitness and medical equipment; commercial laundry; process industries; variable frequency drives; and floor care; and 2) for electric generators and power systems controls: prime and standby power applications including buildings such as telecommunication, commercial, industrial, hospital and school; marine; agriculture; windpower; military; and transport refrigeration.

Regal-Beloit believes its focus on providing unparalleled customer service and its consistent ability to provide products on a short delivery schedule gives it a competitive selling advantage and that its extensive use of modern, up-to-date equipment which is best suited for the job, along with its continued product redesign and effective plant layout, often gives it a competitive cost advantage in its product offering.

Marketing and Sales

The Company's products are sold to distributors, original equipment manufacturers and end users. Both the Mechanical Group and the Electrical Group have their own organization of field sales employees and manufacturers' representatives.

Export sales accounted for approximately 6% of the Company's sales in 2000, 7% in 1999 and 6% in 1998. Additionally, 4%, 3%, and 3% of Company sales were manufactured and sold outside the United States in 2000, 1999, and 1998, respectively. No material part of the Company's business is dependent upon a single customer. In fiscal 2000, 1999, and 1998, no single customer accounted for as much as 3% of Company sales. Although the Company's sales are predominantly not seasonal, they tend to vary with general economic conditions and with the rate of industrial production, and are affected by business conditions in the many markets in which the Company sells. However, because the Company's products are sold to many different markets, the effects of weaker markets are frequently offset by strengths in other markets.

Working capital requirements to properly serve the Company's customers are generally typical of capital goods manufacturers. Accounts receivable and inventory are generally not seasonal or at unusual levels by industry standards.

Competition

Major domestic competitors in the mechanical motion control equipment industry include Emerson Electric (Browning, Morse), Rockwell (Dodge), Winsmith, Falk, and Boston Gear. Major foreign competitors would include SEW Eurodrive, Flender, Sumitomo and Zahnrad Fabrik. Major domestic competitors for the Electrical Group include Baldor Electric, Emerson Electric (US Motors), Rockwell (Reliance Electric), General Electric and Cummins. Major foreign competitors include Siemens, Toshiba, Weg, Leroy Somer, and ABB.

Over the past several years, niche product market opportunities have become more prevalent due to changing market conditions. The Company's markets have also been impacted by decisions by larger manufacturers not to compete in lower volume or specialized markets. Many captive producers have chosen, for economic reasons, to outsource their requirements to specialized manufacturers like Regal-Beloit, which can produce more cost effectively.

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

For further segment information required by Item 101 of Regulation S-K, reference is made to Note 10 of Notes to Consolidated Financial Statements on page 14 of the Annual Report to Shareholders for the year ended December 31, 2000, and such information is incorporated herein by reference.

Manufacturing

Each of the Company's operating units conducts its manufacturing operations independently in one or more facilities. The Company regularly invests in high quality machinery and equipment and other improvements to and maintenance of its facilities. These capital expenditures typically meet or exceed the Company's depreciation levels, as the Company believes that such investments are essential to its long-term success, although in 2000 and 1999 expenditures were held below depreciation as the capital goods economy slowed. Additionally, the Company has typically obtained significant amounts of high quality capital equipment as part of its acquisitions, often increasing overall capacity and capability.

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

Backlog

As of December 31, 2000, the amount of the Company's Mechanical Group backlog was approximately $34,900,000 compared to approximately $39,700,000 on December 31, 1999. The Electrical Group backlog as of December 31, 2000 was $61,100,000 versus $36,300,000 on December 31, 1999. Average delivery time for orders of the Company's products (except for large, specially designed products) varies from three days to two months. The Company believes that virtually all of its backlog is shippable in 2001. The Company's business units have historically shipped the majority of its products in the month the order is received. Accordingly, since total backlog is less than 15% of the Company's annual sales, the Company believes that backlog is not a reliable indicator of the Company's future sales.

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

Employees

As of December 31, 2000, the Company employed approximately 5,850 persons, of which approximately 22% were covered by collective bargaining agreements. The Company considers its employee relations to be very good.

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

ITEM 2.     Properties

The Company's Mechanical Group currently operates 19 manufacturing and service/distribution facilities. Domestically, three are located in Illinois; two each are located in Indiana, South Carolina, South Dakota and Wisconsin; and one each are located in California, Massachusetts, New York, North Carolina, and Pennsylvania. Internationally, one each are located in England, Germany and Italy. The Mechanical Group's present operating facilities contain a total of approximately 1,530,000 square feet of space of which approximately 57,000 square feet are leased.

The Electrical Group currently operates 29 manufacturing or warehousing facilities. Domestically, six are located in Wisconsin, four in Missouri, three in Ohio, two each in Indiana and Texas, and one in Arkansas. Internationally, nine are located in Canada, and one each in Singapore and England. The Electrical Group's present operating facilities contain a total of 2,470,000 square feet of space of which approximately 1,000,000 square feet are leased.

The Company has its principal offices in Beloit, Wisconsin in an owned 24,000 square foot office building. The Company believes its equipment and facilities are well maintained and adequate for its present needs.

ITEM 3.     Legal Proceedings

The Company is not involved in any material legal proceedings.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Shareholder Matters

Certain information required by Item 201 of Regulation S-K is set forth on page 4 and the inside back cover of the Annual Report to Shareholders for the year ended December 31, 2000, and such information is incorporated herein by reference.

ITEM 6.     Selected Financial Data

Information required by Item 301 of Regulation S-K is set forth on page 4 of the Annual Report to Shareholders for the year ended December 31, 2000, and such information is incorporated herein by reference.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by Item 303 of Regulation S-K is set forth on pages 5 and 6 of the Annual Report to Shareholders for the year ended December 31, 2000, and such information is incorporated herein by reference.

ITEM 8.     Financial Statements and Supplementary Data

In the Annual Report to Shareholders for the year ended December 31, 2000, there are set forth on pages 7 through 15, financial statements meeting the requirements of Regulation S-X and information specified by Item 302 of Regulation S-K and such financial statements are incorporated herein by reference.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

Information required by Item 401 of Regulation S-K is set forth on pages 3 through 10 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2001, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

The names, ages, and positions of the executive officers of the Company as of December 31, 2000, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name, Age and Position	Business Experience During the Past 5 Years

James L. Packard, 58	-	Elected Chairman in 1986; Chief Executive
Chairman, President and		Officer since 1984; President since 1980.
Chief Executive Officer

Henry W. Knueppel, 52	-	Elected Executive Vice President in 1987. From
Executive Vice President		September, 1997 until December, 1999, he also
served as President of the Company's Marathon
Electric Manufacturing Corporation subsidiary.

Kenneth F. Kaplan, 55	-	Joined Company in September, 1996. Elected
Vice President, Chief		Vice President, Chief Financial Officer in
Financial Officer and		October, 1996 and Secretary in April, 1997.
Secretary		Previously, he was employed by Gehl
Company, West Bend, Wisconsin, as Vice
President -Finance and Treasurer from 1987.

ITEM 11.     Executive Compensation

Information required by Item 402 of Regulation S-K is set forth on pages 7 and 8 and pages 10 through 14 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2001, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

Information required pursuant to Item 403 of Regulation S-K is set forth on pages 3 through 5 and pages 8 through 10 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2001, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

Information required pursuant to Item 404 of Regulation S-K is set forth on pages 6 and 8 of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2001, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

PART IV

ITEM 14.    Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K

(a)     1. and 2.   Financial Statements and Financial Statement Schedule

          Reference is made to the separate index to the Company's Consolidated Financial
          Statements and Schedule contained on page 11 hereof.

         3. Exhibits

         Reference is made to the separate exhibit index contained on pages 14-16 hereof.

(b)    Reports on Form 8-K

        On October 13, 2000, the Company filed a current report on Form 8-K and on December 12, 2000, the
        Company filed Amendment No. 1 on Form 8-K/A, both pertaining to its September 29, 2000, acquisition of Leeson Electric Corporation. The December 12, 2000 amendment provided required Leeson Electric historical financial statements and pro-forma financial statements as if the acquisition had taken place on
        January 1, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                   REGAL-BELOIT CORPORATION

                                                                                 ; By: /S/ Kenneth F. Kaplan
                                                                                        Kenneth F. Kaplan
                                                                                        Vice President, Chief Financial Officer
                                                                                        and Secretary

March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ James L. Packard                         Chairman, President, Chief                                           March 16, 2001
James L. Packard                              Executive Officer and Director

/S/ Kenneth F. Kaplan                       Vice President, Chief Financial                                    March 16, 2001
Kenneth F. Kaplan                            Officer and Secretary
                                                           (Principal Accounting & Financial Officer)

/S/ Henry W. Knueppel                      Executive Vice President                                              March 16, 2001
Henry W. Knueppel                           and Director

/S/ John A. McKay                             Director                                                                        March 16, 2001
John A. McKay

/S/ John M. Eldred                            Director                                                                        March 16, 2001
John M. Eldred

/S/ J. Reed Coleman                        Director                                                                        March 16, 2001
J. Reed Coleman

/S/ Frank Bauchiero                        Director                                                                        March 16, 2001
Frank Bauchiero

REGAL-BELOIT CORPORATION

Index to Financial Statements
and Financial Statement Schedule

                                                                                                                                                                 Page(s) In
                                                                                                                                                             Annual Report *

The following documents are incorporated by reference as part of this report:

(1)     Financial Statements:
         Consolidated Balance Sheets at December 31, 2000 and 1999                                                            7
         Consolidated Statements of Income for the three years ended
            December 31, 2000                                                                                                                             8
         Consolidated Statements of Shareholders' Investment for
            the three years ended December 31, 2000                                                                                         8
         Consolidated Statements of Cash Flows for the three years
            ended December 31, 2000                                                                                                                  9
         Notes to Consolidated Financial Statements                                                                                      10 - 14
         Report of Independent Public Accountants                                                                                            15

         * Incorporated by reference from the indicated pages of the
           Regal-Beloit Corporation 2000 Annual Report to Shareholders

                                                                                                                                                                Page(s) In
                                                                                                                                                                Form 10-K

(2)     Financial Statement Schedule:
          Report of Independent Public Accountants on Financial
             Statement Schedule                                                                                                                         12
          Consent of Independent Public Accountants                                                                                       12
          For the three years ended December 31, 2000,
             Schedule II - Valuation and Qualifying Accounts                                                                             13

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Public Accountants

To Regal-Beloit Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in Regal-Beloit Corporation's Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                                                       /S/ ARTHUR ANDERSEN LLP

                                                                                       ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 25, 2001

Exhibit 23

Consent of Independent Public Accountants

To Regal-Beloit Corporation:

As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Regal-Beloit Corporation's previously filed Registration Statements, File Nos. 33-25480, 33-25233, 33-82076 and 33-8934.

                                                                                   /S/ ARTHUR ANDERSEN LLP

                                                                                   ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 16, 2001

SCHEDULE II

13

REGAL-BELOIT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

(In Thousands of Dollars)
________________________________________________

	Balance	Provision	Write-offs	Additions,	Balance
	Beginning	(Credits)	Net of	Related to	End
	of Year	For Losses	Recoveries	Acquisition	of Year

Year Ended December 31, 2000	$ 1,758	$ 554	$ (809)	$ 528	$ 2,031

Year Ended December 31, 1999	$ 1,851	$ (9)	$ (84)	$ -0-	$ 1,758

Year Ended December 31, 1998	$ 2,620	$ (243)	$ (556)	$ -0-	$ 1,851

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
                   Beloit Acquisition Corp., and April 10, 1997
                   Marathon Electric Manufacturing
                   Corporation dated as of February
                   26, 1997, as amended and
                   restated March 17, 1997 and
                   March 26, 1997

  2.2            Stock Purchase Agreement, dated                                Filed as     Exhibit 2 to Regal-Beloit
                   as of August 7, 2000, as amended                                                  Corporation's current report
                   by First Amendment to Stock Purchase                                           on Form 8-K dated
                   Agreement, dated as of September 29,                                           October 13, 2000.
                   2000, among Regal-Beloit Corporation,
                   LEC Acquisition Corp., Leeson Electric
                   Corporation ("Leeson") and Leeson's
                   Shareholders.*

  3.1            Articles of Incorporation of the                                      Filed as     Exhibit B to the 1994 Proxy
                   Registrant                                                                                         Statement

  3.2            Bylaws of the Registrant                                                Filed as     Exhibit C to the 1994 Proxy
                                                                                                                            ; Statement

   4             Articles of Incorporation and Bylaws                              Filed as     Exhibits 3.1 and 3.2 hereto
                  of the Registrant

 4.1            Rights Agreement, dated as of                                      Filed as     Exhibit 4.1 incorporated on
                  January 28, 2000, between Regal-Beloit                                          Regal-Beloit Corporation's
                  Corporation and BankBoston, N.A.                                                   Registration Statement on
                                                                                                                            ; Form 8-A (file no.1-7283) and
                                                                                                                            ; on Regal-Beloit Corporation's
                                                                                                                            ; current report on Form 8-K
                                                                                                                            ; dated January 31, 2000.

 4.2            Credit Agreement, dated as of                                        Filed as     Exhibit 4 to Regal-Beloit
                  September 29, 2000, among                                                            Corporation's current report
                  Regal-Beloit Corporation, M&I                                                          on Form 8-K dated October
                  Marshall & Ilsley Bank, as                                                                 13, 2000.
                  Administrative Agent, and Swing
                  Line Bank, Bank of America, N.A.,
                  As Documentation and Syndication
                  Agent, Banc of America Securities
                  LLC, Lead Arranger and Book
                  Manager and each of the Banks
                  Party to the Credit Agreement.*

Exhibit
Number     Description                                                                     Incorporated  by Reference Herein

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
                                                                                                                          March 6, 1998

10.5(a)     Addendum to Change of Control                                   Filed as     Regal-Beloit Corporation's
                Agreement effective as of April 21, 1998                                          Annual Report on Form 10-K
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
                                                                                                                           March 29, 1993

10.7        1998 Stock Option Plan, as Amended                             Filed as     Regal-Beloit Corporation 1998
                                                                                                                           Stock Option Plan, as amended
                                                                                                                           on Regal-Beloit Corporation's
                                                                                                                           Registration Statement on Form
                                                                                                                           S-8 (File No. 333-84779)

 13          Annual Report to Shareholders                                        Regal-Beloit Corporation's Annual Report
               for the year ended December 31,                                   on Form 10-K dated March 16, 2001.
               2000                                                                                 (Filed herewith)

Exhibit
Number   Description                                                                      Incorporated by Reference Herein

   21        Subsidiaries of Regal-Beloit                                             Regal-Beloit Corporation's Annual Report
               Corporation                                                                      on Form 10-K dated March 16, 2001.
                                                                                                         (Filed herewith)

  23         Consent of Independent Public                                        Regal-Beloit Corporation's Annual Report
               Accountants                                                                     on Form 10-K dated March 16, 2001.
                                                                                                         (Filed herewith)

  99         Annual Meeting Proxy Statement of                                 Filed as    Regal-Beloit Corporation's Proxy
               Regal-Beloit Corporation                                                                   dated Statement on Schedule 14A
               March 13, 2001.                                                                                dated March 13, 2001.

99.1        News Release dated October 2, 2000.                            Filed as    Exhibit 99 to Regal-Beloit
                                                                                                                          Corporation's current report on
                                                                                                                          Form 8-K dated October 13,
                                                                                                                          2000.

________________________

   * The Schedule and exhibits to this document were not filed herewith.
     The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.