Form 10-Q
period 2001-03-31
REGAL BELOIT CORP
filed 2001-05-09
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2001

Commission File Number: 1-7283

REGAL-BELOIT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin 39-0875718
(State or other jurisdiction of (IRS Employer Identification Number)
incorporation or organization)

200 State Street, Beloit, Wisconsin 53511-6254
(Address of principal executive offices)

(608) 364-8800
(Registrant's telephone number, including area code)

___________________________________________________________________________
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

                    20,863,786 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended March 31, 2001

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 -     Financial Statements

Condensed Balance Sheets
3
Statements of Income
4
Condensed Statements of Cash Flows
5
Notes to Financial Statements
6 - 7

Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations
7 - 9

PART II - OTHER INFORMATION

Item 6 - Reports on Form 8-K
9

Signature
9

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands of Dollars)

1. Financial Statements		(From Audited
                         ASSETS
	(Unaudited)	Statements)
	March 31, 2001	Dec. 31, 2000
Current Assets:
Cash and Cash Equivalents	$2,828	$2,612
Receivables, less reserves of $1,962 in 2001
and $2,031 in 2000	103,458	97,032
Inventories	143,992	148,741
Other Current Assets	14,492	17,253
Total Current Assets	264,770	265,638

Property, Plant and Equipment at Cost	326,490	321,686
Less - Accumulated Depreciation	(136,690)	(132,608)
Net Property, Plant and Equipment	189,800	189,078

Goodwill	313,865	316,295
Other Noncurrent Assets	14,595	18,105
Total Assets	$783,030	$789,116

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Accounts Payable	$ 36,314	$ 32,298
Federal and State Income Taxes	3,591	154
Other Current Liabilities	40,169	47,405
Total Current Liabilities	80,074	79,857

Long-Term Debt	385,987	393,510
Deferred Income Taxes	41,054	41,063
Other Noncurrent Liabilities	700	797

Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 20,863,786 issued in 2001 and
20,912,192 issued in 2000	210	210
Additional Paid-In Capital	41,878	41,779
Less - Treasury Stock, at cost, 159,900 Shares in 2001 and
99,200 Shares in 2000	(2,727)	(1,685)
Retained Earnings	238,330	234,992
Accumulated Other Comprehensive Loss	(2,476)	(1,407)
Total Shareholders' Investment	275,215	273,889
Total Liabilities and Shareholders' Investment	$783,030	$789,116

See accompanying notes.

REGAL-BELOIT CORPORATION

STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Net Sales	$177,122	$144,185
Cost of Sales	131,971	105,863
Gross Profit	45,151	38,322
Operating Expenses	27,991	20,235
Income from Operations	17,160	18,087
Interest Expense	7,124	2,356
Interest Income	51	17
Income Before Taxes	10,087	15,748
Provision for Income Taxes	4,245	6,334
Net Income	$ 5,842	$ 9,414

Per Share of Common Stock:
Earnings Per Share	$.28	$.45
Earnings Per Share - Assuming Dilution	$.28	$.45
Cash Dividends Declared	$.12	$.12
Average Number of Shares Outstanding	20,862,631	20,986,301
Average Number of Shares - Assuming Dilution	21,110,000	21,033,305

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 5,842	$ 9,414
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation, amortization and deferred income taxes	8,035	5,831
Change in assets and liabilities:
Current assets, other than cash	111	(10,389)
Current liabilities, other than notes payable	467	7,766
Net cash provided from operating activities Net cash provided from operating activities	$ 14,455	$ 12,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment,	(3,781)	(3,908)
Business acquisitions	(2,979)	---
Sale of property, plant and equipment	55	2,581
Other, net	3,486	(340)
Net cash used in investing activities	(3,219)	(1,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(7,522)	(6,024)
Repurchase of common stock	(1,042)	---
Dividends paid to shareholders	(2,509)	(2,518)
Other, net	98	11
Net cash used in financing activities	(10,975)	(8,531)

EFFECT OF EXCHANGE RATE ON CASH	(45)	(9)

Net increase in cash and cash equivalents	216	2,415
Cash and cash equivalents at beginning of period	2,612	1,729
Cash and cash equivalents at end of period	$ 2,828	$ 4,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$ 7,356	$ 2,404

Income taxes	$ 505	$ 424

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

1.   BASIS OF PRESENTATION

The condensed financial statements include the accounts of Regal-Beloit Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary to a fair statement of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   INVENTORIES

Cost for approximately 89% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	March 31, 2001	December 31, 2000
Raw Material	14%	11%
Work-in Process	16%	21%
Finished Goods	70%	68%

3.   ACQUISITIONS

On January 16, 2001, the Company acquired, for cash, selected assets of Philadelphia Gear Company, which now comprises the Company's spiral bevel gear product line. The purchased assets included inventory and selected machinery, equipment and tooling. The operating results and assets purchased are not material to the performance or financial position of the Company.

On September 29, 2000, the Company acquired 100% of the stock of Leeson Electric Corporation ("Leeson"), a private company, for approximately $260,000,000 in cash. The results of operations and the assets and liabilities of Leeson are included in the performance and financial position of the Company on and after September 29, 2000.

The consolidated financial statements also incorporate the results of operations and the assets and liabilities of Thomson Technology Inc. ("TTI") after June 29, 2000, the date TTI was acquired by the Company.

4.   COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended March 31, 2001, the impact was $1,069,000 of expense resulting in net comprehensive income of $4,773,000 for the quarter. The impact in the first quarter of 2000 was $247,000 of expense resulting in net comprehensive income of $9,167,000.

5.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	In Thousands of Dollars
	Mechanical Group		Electrical Group
	First Quarter		First Quarter
	2001	2000	2001	2000
Net Sales	$55,130	$64,131	$121,992	$80,054
Income from Operations	6,009	$8,812	$11,151	$9,275
Income from Operations as a % of Net Sales	10.9%	13.7%	9.1%	11.6%

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the first quarter of 2001 were $177,122,000, 22.8% higher than net sales of $144,185,000 in the first quarter of 2000. The increased sales were due to the added sales from the Leeson Electric and Thomson Technology acquisitions made in September 2000 and June 2000, respectively. Excluding sales attributable to these acquisitions, first quarter 2001 net sales were 10.1% below comparable 2000 sales. Mechanical Group first quarter net sales were 14.0% below last year's first quarter. While Electrical Group net sales were up 52.4% year over year, they were 6.9% lower excluding 2000 acquisitions. The decreased sales were a result of broad-based demand weakness in the markets served by both of the Company's operating segments. (See Note 5 to the accompanying financial statements for business segment data.)

Gross profit of the Company increased in the first quarter of 2001 to $45,151,000, a 17.8% increase from $38,322,000 in 2000's first quarter. Gross profit margin, however, decreased to 25.5% this year from 26.6% in comparable 2000. The decrease was primarily due to lower sales volume and reduced production levels of the Company's products other than those acquired in 2000.

Operating expenses were also higher in the first quarter of 2001, due primarily to the impact of acquisitions. As a percent of net sales, operating expenses increased to 15.8% this year from 14.0% in comparable 2000, due primarily to a combination of reduced 2001 sales volume and to Leeson's selling expenses being a higher percentage of net sales than those historically incurred by the Company.

Income from operations of the Company decreased 5.1% to $17,160,000 in the first quarter of 2001 from $18,087,000 in comparable 2000. The decrease was due to operating income margin declining from 12.5% a year ago to 9.7% in 2001. This decrease resulted from the combination of the Company's lower gross profit margin and the increase in operating expenses as a percentage of net sales.

Interest expense rose in the first quarter of 2001 to $7,124,000 from $2,356,000 a year previously. The increase resulted primarily from interest on the increased debt required to purchase Leeson in September 2000 and, to a lesser degree, the increases in interest rates during 2000. The Company's effective tax rate in 2001's first quarter of 42.1%, up from 40.2% in comparable 2000, resulted from the lower 2001 earnings and the relative impact on effective tax rate of non-deductible goodwill expense.

Net income earned in the first quarter of 2001 was $5,842,000, 37.9% below $9,414,000 earned in comparable 2000. Earnings per share (diluted) were $.28 in 2001 as compared to $.45 in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2001 was $184,696,000, slightly below $185,781,000 at December 31, 2000. Current ratio of 3.3:1 at March 31, 2001 was unchanged from year-end 2000.

The Company's cash flow from operations was $14,455,000 in the first quarter of 2001, up from $12,622,000 in comparable 2000. Capital expenditures were $3,726,000 in the first quarter. Outstanding commitments for future capital expenditures at March 31, 2001 were $1,644,000. After paying $2,509,000 in dividends and $1,042,000 to repurchase 60,700 shares of Regal-Beloit stock, the Company was able to reduce its outstanding long-term debt at March 31, 2001 to $385,987,000, a decrease of $7,522,000 from $393,510,000 at December 31, 2000.

The Company maintains a $450,000,000 unsecured long-term revolving credit facility (the "Facility") under which $385,000,000 of debt was outstanding at March 31, 2001. Including approximately $2,500,000 of standby letters of credit, the Company had $62,500,000 of available borrowing capacity under the facility at March 31, 2001. The Company paid an annualized interest rate of approximately 6.3% on its outstanding debt at the end of the first quarter of 2001. Management believes the credit facility it has in place provides sufficient borrowing capacity for the Company to finance its existing operations for the foreseeable future.

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

There were no exhibits or reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
    (Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE:    May 9, 2001