Form 10-Q
period 2001-06-30
REGAL BELOIT CORP
filed 2001-08-15
CIK 82811

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2001
----------------------------------------------------------------------------------------------------------------------
Commission File Number: 1-7283
--------------------------------------------------------------------------------------------------------------
REGAL-BELOIT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin 39-0875718
------------------------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of (IRS Employer Identification Number)
incorporation or organization)
200 State Street, Beloit, Wisconsin 53511-6254
------------------------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)
-----------------------------------------------------------------------------------------------------------------------------------------------
(608) 364-8800
------------------------------------------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)
------------------------------------------------------------------------------------------------------------------------------------------------
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

20,869,786 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended June 30, 2001

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Condensed Balance Sheets	3
Statements of Income	4
Condensed Statements of Cash Flows	5
Notes to Financial Statements	6 - 7

Item 2 - Management's Discussion and Analysis of Financial	7 - 9
Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders	9 - 10
Item 6 - Reports on Form 8-K	10

Signature	10

PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED BALANCE SHEETS

(In Thousands of Dollars)

1. Financial Statements		(From Audited
ASSETS	(Unaudited)	Statements)
	June 30, 2001	Dec. 31, 2000
Current Assets:
Cash and Cash Equivalents	$ 4,092	$ 2,612
Receivables, less reserves of $1,464 in 2001
and $2,031 in 2000	101,329	97,032
Inventories	135,975	148,741
Other Current Assets	14,535	17,253
Total Current Assets	255,931	265,638

Property, Plant and Equipment at Cost	331,327	321,686
Less - Accumulated Depreciation	(142,427)	(132,608)
Net Property, Plant and Equipment	188,900	189,078

Goodwill	312,139	316,295
Other Noncurrent Assets	13,639	18,105
Total Assets	$770,609	$789,116

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Accounts Payable	$ 31,227	$ 32,298
Federal and State Income Taxes	6,589	154
Other Current Liabilities	38,786	47,405
Total Current Liabilities	76,602	79,857

Long-Term Debt	371,724	393,510
Deferred Income Taxes	41,054	41,063
Other Noncurrent Liabilities	2,806	797

Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 20,869,786 issued in 2001 and
20,912,192 issued in 2000	209	210
Additional Paid-In Capital	41,917	41,779
Less - Treasury Stock, at cost, 159,900 Shares in 2001 and
99,200 Shares in 2000	(2,727)	(1,685)
Retained Earnings	241,110	234,992
Accumulated Other Comprehensive Loss	(2,086)	(1,407)
Total Shareholders' Investment	278,423	273,889
Total Liabilities and Shareholders' Investment	$770,609	$789,116

See accompanying notes.

REGAL-BELOIT CORPORATION

STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net Sales	$ 171,946	$ 145,027	$ 349,068	$ 289,212

Cost of Sales	129,117	106,965	261,088	212,828

Gross Profit	42,829	38,062	87,980	76,384

Operating Expenses	28,095	19,849	56,086	40,084

Income From Operations	14,734	18,213	31,894	36,300

Interest Expense	5,692	2,362	12,816	4,718

Interest Income	28	59	79	76

Income Before Taxes	9,070	15,910	19,157	31,658

Provision For Income Taxes	3,786	6,445	8,031	12,779

Net Income	$ 5,284	$ 9,465	$ 11,126	$ 18,879

Per Share of Common Stock:

Earnings Per Share	$ .25	$ .45	$ .53	$ .90

Earnings Per Share - Assuming Dilution	$ .25	$ .45	$ .53	$ .90

Cash Dividends Declared	$ .12	$ .12	$ .24	$ .24

Average Number of Shares Outstanding	20,866,423	20,988,169	20,864,538	20,987,235
Average Number of Shares-Assuming Dilution	21,127,604	20,988,169	21,118,802	21,010,737

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,126	$ 18,879
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, amortization and deferred income taxes	15,887	11,705
Change in assets and liabilities:
Current assets, other than cash	12,891	(7,446)
Current liabilities, other than notes payable	(4,027)	4,137
Net cash provided from operating activities	35,877	27,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,475)	(7,745)
Business acquisitions	(2,979)	(10,030)
Sale of property, plant and equipment	593	2,653
Other, net	3,972	(435)
Net cash used in investing activities	(5,889)	(15,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(22,552)	(5,048)
Repurchase of common stock	(1,042)	---
Dividends paid to shareholders	(5,013)	(5,037)
Other, net	137	21
Net cash used in financing activities	(28,470)	(10,064)

EFFECT OF EXCHANGE RATE ON CASH	(38)	(18)

Net increase in cash and cash equivalents	1,480	1,636
Cash and cash equivalents at beginning of period	2,612	1,729
Cash and cash equivalents at end of period	$ 4,092	$ 3,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$ 13,164	$ 4,740

Income taxes	$ 1,561	$ 10,691

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

1. BASIS OF PRESENTATION

The condensed financial statements include the accounts of Regal-Beloit Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair statement of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2. INVENTORIES

Cost for approximately 87% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	June 30, 2001	December 31, 2000
Raw Material	11%	11%
Work-in Process	19%	21%
Finished Goods	70%	68%

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

4. COMPREHENSIVE INCOME

The Company's comprehensive income is solely impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended June 30, 2001, the impact was $390,000 of income resulting in net comprehensive income of $5,674,000 for the quarter. The impact in the second quarter of 2000 was $468,000 of expense resulting in net comprehensive income of $8,997,000. In the first six months of 2001 the impact is an expense of $679,000 resulting in net comprehensive income of $10,447,000. The impact in the first six months of 2000 was $715,000 of expense resulting in net comprehensive income of $18,164,000.

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Second Quarter		Six Months		Second Quarter		Six Months
	2001	2000	2001	2000	2001	2000	2001	2000
Net Sales	$52,258	$63,629	$107,388	$127,760	$119,688	$81,398	$241,680	$161,452
Income from Operations	$ 3,153	$ 8,085	$ 9,162	$ 16,897	$ 11,581	$10,128	$ 22,732	$ 19,403
Income from Operations as a % of Net Sales	6.0%	12.7%	8.5%	13.2%	9.7%	12.4%	9.4%	12.0%

6. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

On June 30, 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. Under the requirements of Statement No. 142, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future purchase method acquisitions and amortized over their individual useful lives. Also, the Company's existing goodwill at June 30, 2001 will no longer be amortized, effective January 1, 2002. This will eliminate approximately $9,400,000 of annual goodwill amortization. An assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. The Company does not anticipate any other significant impacts from adoption of Statement Nos. 141 and 142.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the second quarter of 2001 were $171,946,000, 18.6% higher than net sales of $145,027,000 in the second quarter of 2000. Excluding sales from the Leeson Electric and Thomson Technology acquisitions made in 2000, second quarter 2001 sales were 12.6% below comparable 2000. For the six months ended June 30, 2001, net sales were $349,068,000, 20.7% greater than

$289,212,000 in the first half of 2000. Excluding the acquisitions, sales were 11.4% lower this year-to-date versus last. Electrical Group sales in the second quarter and six months of 2001 were up 47.0% and 49.7%, respectively, from the comparable periods of 2000, but excluding acquisitions were 8.5% and 7.7% lower, respectively. Mechanical Group sales were 17.9% and 15.9% below second quarter and six months 2000, respectively. The lower sales in both operating Groups were primarily the result of the continuing weakness in industrial manufacturing markets in the United States. (See Note 5 for business segment data.)

Gross profit for the Company was $42,829,000 in the second quarter of 2001, 12.5% higher than second quarter 2000, and was $87,980,000 in the first half of 2001, a 15.2% increase from comparable 2000. Gross profit margin decreased to 24.9% in the second quarter from 26.2% in comparable 2000, and to 25.2% in this year's first half versus 26.4% last year. The decreases in margin were due primarily to lower sales, lower production levels and increased price competition.

Operating expenses of $28,095,000 in the second quarter and $56,086,000 in the first half were 41.5% and 39.9% higher than the comparable periods of 2000. Excluding acquisitions, however, operating expenses decreased 5.2% and 6.9% from last year, respectively, in the second quarter and first six months of 2001. As a percent of sales, however, operating expenses rose to 16.1% in the first half of 2001 from 13.9% in comparable 2000. This increase was due primarily to reduced 2001 sales volume resulting from weak demand in industrial markets.

Income from operations of the Company decreased 19.1% to $14,734,000 in the second quarter of 2001 from $18,213,000 in comparable 2000. For the first half of 2001, the decrease was 12.1% from a year previously. As a percent of sales, operating income margin decreased to 8.6% and 9.1% in the second quarter and first half of 2001, respectively, from 12.6% in both of these periods of 2000. These decreases resulted from the combination of the Company's lower gross profit margin and higher operating expenses as a percentage of net sales, both of which have been heavily impacted by the economic slowdown in the industrial economy.

Company interest expense in the second quarter was $5,692,000, compared to $2,362,000 a year previously. For the first half of 2001, interest expense was $12,816,000 versus $4,718,000 in 2000. The increase was due to the increased debt to acquire Leeson Electric in September 2000. Reduced interest rates due to Federal Reserve actions and repayment of $15,000,000 of long-term debt in the second quarter resulted in a $1,432,000 reduction in interest expense from the first quarter of 2001. The Company's effective tax rate for the second quarter and first half of 2001 was 41.7% and 41.9%, respectively, as compared to 40.5% and 40.4% for the same periods of 2000, due primarily to the impact on effective tax rates of non-deductible goodwill expense.

Net income earned in 2001 was $5,284,000 in the second quarter and $11,126,000 in the first half, decreases of 44.2% and 41.1%, respectively, from $9,465,000 and $18,879,000 of earnings in the comparable periods last year. Net income as a percent of sales was 3.1% and 3.2% in the second quarter and first half of 2001, respectively, as compared to 6.5% in both periods of 2000, for the reasons discussed above. Earnings per share (diluted) were $.25 in the second quarter and $.53 in the first six months of 2001, down from $.45 and $.90 in the respective periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2001 was $179,329,000, 3.5% below $185,781,000 at December 31, 2000. The decrease was due primarily to lower inventory levels. Current ratio of 3.3:1 was unchanged from year-end 2000.

The Company's cash flow from operations was $21,422,000 in the second quarter of 2001 compared to $14,653,000 in 2000. Inventory reductions of approximately $9,000,000 in the second quarter accounted for the increased operating cash flow. Six months 2001 operating cash flow of $35,877,000 was 32% higher than $27,275,000 last year. After deducting cash used in investing activities and dividends from the operating cash flow, the Company had sufficient cash to repay $22,552,000 of long-term debt in the first six months of 2001 and make a small product line acquisition in January 2001. (See Note 3.) Outstanding commitments for future capital expenditures at June 30, 2001 were approximately $1,791,000.

Outstanding long-term debt at June 30, 2001 was $371,724,000, a decrease of $14,263,000 from March 31, 2001 and $21,786,000 from December 31, 2000.  Subsequent to the end of the second quarter, on July 20, 2001, the Company reduced its $450,000,000 long-term revolving credit facility to $400,000,000 (the "Facility").  Also subsequent to the quarter's end, on August 13, 2001, the Company and the participating banks amended the Facility. The amendment revised, effective June 29, 2001, certain financial and other covenants and increased the Company's interest rate by raising the margin over LIBOR the Company pays the banks. The Company was in compliance with the amended covenants as of June 30, 2001. At June 30, 2001, prior to the $50,000,000 Facility decrease, the Company had, after approximately $2,500,000 of standby letters of credit, $75,776,000 of available borrowing capacity. The Company paid an annualized interest rate of approximately 5.1% on its outstanding debt at the end of the second quarter of 2001. Management believes the Facility provides sufficient borrowing capacity for the Company to finance its existing operations for the foreseeable future.

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Shareholders of Regal-Beloit Corporation was held on April 18, 2001.

(b)   The terms of Directors James L. Packard, Henry W. Knueppel, Paul W. Jones,
        J. Reed Coleman, Frank E. Bauchiero and Stephen N. Graff were continued.

(c)    Matters voted on at the Annual Meeting and the results of each vote were as follows:

(1)   Elect three Class B Directors for a term of three years.
	For	Withheld
John M. Eldred	17,121,644	2,137,133
John A. McKay	17,118,603	2,140,174
G. Frederick Kasten	17,009,330	2,249,447
(2)   Ratify the appointment of Arthur Andersen LLP as independent public accountants for the
       Company for the year ending December 31, 2001.
For	Against	Abstain
19,155,734	88,562	14,481

Item 6.   Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.  Included as Exhibit 1, which is filed herein, is the First Amendment, as of June 29, 2001, to the Credit Agreement between the Company and various banks, dated as of September 29, 2000, filed previously as Exhibit 4.2 to the Company's Annual Report on Form 10-K dated March 16, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE:   August 15, 2001