Form 10-Q
period 2001-09-30
REGAL BELOIT CORP
filed 2001-11-14
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001
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

20,874,649 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended September 30, 2001

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Balance Sheets	3
Statements of Income	4
Condensed Statements of Cash Flows	5
Notes to Financial Statements	6 - 7
Item 2 - Management's Discussion and Analysis of Financial	7 - 9
Condition and Results of Operations
PART II - OTHER INFORMATION
Item 6 - Reports on Form 8-K	10
Signature	10

PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)
1. Financial Statements		(From Audited
ASSETS	(Unaudited)	Statements)
	Sept. 30, 2001	Dec. 31, 2000
Current Assets:
Cash and Cash Equivalents	$ 6,038	$ 2,612
Receivables, less reserves of $2,038 in 2001
and $2,031 in 2000	98,914	97,032
Inventories	128,527	148,741
Other Current Assets	16,308	17,253
Total Current Assets
	249,787	265,638

Property, Plant and Equipment at Cost	334,977	321,686
Less - Accumulated Depreciation	(147,740)	(132,608)
Net Property, Plant and Equipment	187,237	189,078

Goodwill	313,948	316,295
Other Noncurrent Assets	14,711	18,105
Total Assets	$765,683	$789,116
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$ 32,955	$ 32,298
Federal and State Income Taxes	9,729	154
Other Current Liabilities	43,135	47,405
Total Current Liabilities	85,819	79,857

Long-Term Debt	354,701	393,510
Deferred Income Taxes	41,066	41,063
Other Noncurrent Liabilities	3,444	797

Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 20,874,649 issued in 2001 and
20,912,192 issued in 2000	209	210
Additional Paid-In Capital	41,945	41,779
Less - Treasury Stock, at cost, 159,900 Shares in
2001 and 99,200 Shares in 2000	(2,727)	(1,685)
Retained Earnings	243,308	234,992
Accumulated Other Comprehensive Loss	(2,082)	(1,407)
Total Shareholders' Investment	280,653	273,889
Total Liabilities and Shareholders' Investment	$765,683	$789,116

See accompanying notes.

REGAL-BELOIT CORPORATION

STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net Sales	$ 166,719	$ 138,180	$ 515,787	$ 427,392

Cost of Sales	126,013	102,258	387,101	315,086

Gross Profit	40,706	35,922	128,686	112,306

Operating Expenses	27,362	19,252	83,448	59,336

Income From Operations	13,344	16,670	45,238	52,970

Interest Expense	5,190	2,514	18,006	7,232

Interest Income	70	42	149	118

Income Before Taxes	8,224	14,198	27,381	45,856

Provision For Income Taxes	3,521	5,754	11,552	18,533

Net Income	$ 4,703	$ 8,444	$ 15,829	$ 27,323

Per Share of Common Stock:

Earnings Per Share	$ .23	$ .40	$ .76	$ 1.30

Earnings Per Share - Assuming Dilution	$ .22	$ .40	$ .75	$ 1.30

Cash Dividends Declared	$ .12	$ .12	$ .36	$ .36

Average Number of Shares Outstanding	20,871,485	20,993,595	20,866,879	20,989,370
Average Number of Shares-Assuming Dilution	21,129,290	20,993,595	21,122,298	21,005,023

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Nine Months Ended Sept. 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,829	$ 27,323
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation, amortization and deferred income taxes	23,558	17,518
Change in assets and liabilities:
Current assets, other than cash	22,695	(1,755)
Current liabilities, other than notes payable	2,199	(5,460)
Net cash provided from operating activities	64,281	37,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,109)	(12,325)
Business acquisitions	(2,979)	(270,605)
Sale of property, plant and equipment	633	2,657
Other, net	2,591	(461)
Net cash used in investing activities	(12,864)	(280,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from long-term debt	(39,574)	248,928
Repurchase of common stock	(1,042)	-0-
Dividends paid to shareholders	(7,517)	(7,556)
Other, net	164	13,366
Net cash used in financing activities	(47,969)	254,738

EFFECT OF EXCHANGE RATE ON CASH	(22)	(31)

Net increase in cash and cash equivalents	3,426	11,599
Cash and cash equivalents at beginning of period	2,612	1,729
Cash and cash equivalents at end of period	$ 6,038	$ 13,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$ 18,265	$ 7,516

Income taxes	$ 1,883	$ 15,505

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

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

2. INVENTORIES

Cost for approximately 87% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	September 30, 2001	December 31, 2000
Raw Material	11%	11%
Work-in Process	20%	21%
Finished Goods	69%	68%

3. ACQUISITIONS

On January 16, 2001, the Company acquired, for cash, selected assets of Philadelphia Gear Company, which now comprises the Company's spiral bevel gear product line. The purchased assets included inventory and selected machinery, equipment and tooling. The operating results and assets purchased are not material to the performance or financial position of the Company.  On September 29, 2000, the Company acquired 100% of the stock of Leeson Electric Corporation ("Leeson"), a private company, for approximately $260,000,000 in cash. During the third quarter of 2001, the purchase price allocation was finalized and the value of the net assets acquired was reduced approximately $4,000,000 to $86,000,000, and goodwill was increased commensurately to $174,000,000. The results of operations and the assets and liabilities of Leeson are included in the performance and financial position of the Company on and after September 29, 2000. The consolidated financial statements also incorporate the results of operations and the assets and liabilities of Thomson Technology Inc. ("TTI") after June 29, 2000, the date TTI was acquired by the Company.

4. COMPREHENSIVE INCOME

The Company's comprehensive income is solely impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended September 30, 2001, the impact was $4,000 of income resulting in net comprehensive income of $4,707,000 for the quarter. The impact in the third quarter of 2000 was $447,000 of expense resulting in net comprehensive income of $7,997,000. In the nine months of 2001 the impact is an expense of $675,000 resulting in net comprehensive income of $15,154,000. The impact in the nine months of 2000 was $1,163,000 of expense resulting in net comprehensive income of $26,160,000.

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Third Quarter		Nine Months		Third Quarter		Nine Months
	2001	2000	2001	2000	2001	2000	2001	2000
Net Sales	$51,471	$58,799	$158,859	$186,559	$115,248	$79,381	$356,928	$240,833
Income from Operations	$ 3,083	$ 6,586	$12,245	$ 23,483	$10,261	$10,084	$ 32,993	$ 29,487
Income from Operations as a % of Net Sales	6.0%	11.2%	7.7%	12.6%	8.9%	12.7%	9.2%	12.2%

6. NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets".  Statement No. 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. Under the requirements of Statement No. 142, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future purchase method acquisitions and amortized over their individual useful lives. Also, the Company's existing goodwill at June 30, 2001 will no longer be amortized, effective January 1, 2002. This will eliminate approximately $8,400,000 of annual goodwill amortization and have a favorable annual impact on earnings per share of approximately $.32. An assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. The Company does not anticipate any other significant impacts from adoption of Statement Nos. 141 and 142.  Additionally, Statement No. 143, "Asset Retirement Obligations", and Statement No. 144, "Impairment or Disposal of Long-Lived Assets", have been issued by the FASB.  The Company does not anticipate any significant impact from their adoption, which is planned for January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the third quarter of 2001 were $166,719,000, 20.7% higher than net sales of $138,180,000 in the third quarter of 2000. Excluding sales from the Leeson Electric acquisition made in 2000, third quarter 2001 sales were 8.9% below comparable 2000. For the nine months ended September 30, 2001, net sales were $515,787,000, 20.7% greater than $427,392,000 in nine months of 2000. Excluding acquisitions, sales were 10.9% lower this year-to-date versus last. Electrical Group sales in the third quarter and nine months of 2001 were up 45.2% and 48.2%, respectively, from the comparable periods of 2000, but excluding acquisitions were 6.3% and 7.9% lower, respectively. Mechanical Group sales were 12.5% and 14.8% below third quarter and nine months 2000, respectively. The lower sales in both operating Groups were primarily the result of the continuing weakness in industrial manufacturing markets in the United States. (See Note 5 for business segment data.)

Gross profit for the Company was $40,706,000 in the third quarter of 2001, 13.3% higher than third quarter 2000, and was $128,686,000 in nine months of 2001, a 14.6% increase from comparable 2000. Gross profit margin decreased to 24.4% in the third quarter from 26.0% in comparable 2000, and to 24.9% in this year's nine months versus 26.3% last year. The decreases in margin were due primarily to lower sales, lower production levels and increased price competition.

Operating expenses of $27,362,000 in the third quarter and $83,448,000 in 2001 year-to-date were 42.1% and 40.6% higher than the comparable periods of 2000. Excluding acquisitions, however, operating expenses decreased 1.4% and 5.1% from last year, respectively, in the third quarter and nine months of 2001. As a percent of sales, however, operating expenses rose to 16.2% in the nine months of 2001 from 13.9% in comparable 2000. This increase was due primarily to reduced 2001 sales volume resulting from weak demand in industrial markets.

Income from operations of the Company decreased 20.0% to $13,344,000 in the third quarter of 2001 from $16,670,000 in comparable 2000. For nine months of 2001, the decrease was 14.6% from a year previously. As a percent of sales, operating income margin decreased to 8.0% and 8.8% in the third quarter and nine months of 2001, respectively, from 12.1% and 12.4% in the same periods of 2000. These decreases resulted from the combination of the Company's lower gross profit margin and higher operating expenses as a percentage of net sales, both of which have been heavily impacted by the economic slowdown in the industrial economy.

Company interest expense in the third quarter was $5,190,000, compared to $2,514,000 a year previously. For nine months of 2001, interest expense was $18,006,000 versus $7,232,000 in 2000. The increase was due to the increased debt to acquire Leeson Electric in September 2000. Reduced interest rates due to Federal Reserve actions and repayment of $17,000,000 of long-term debt in the third quarter resulted in a $502,000 reduction in interest expense from the second quarter of 2001. The Company's effective tax rate for the third quarter and nine months of 2001 was 42.8% and 42.2%, respectively, as compared to 40.5% and 40.4% for the same periods of 2000, due primarily to the impact on effective tax rates of non-deductible goodwill expense.

Net income earned in 2001 was $4,703,000 in the third quarter and $15,829,000 in the nine months, decreases of 44.3% and 42.1%, respectively, from $8,444,000 and $27,323,000 of earnings in the comparable periods last year. Net income as a percent of sales was 2.8% and 3.1% in the third quarter and nine months of 2001, respectively, as compared to 6.1% and 6.4% in those same periods of 2000, for the reasons discussed above. Earnings per share (diluted) were $.22 in the third quarter and $.75 in the nine months of 2001, down from $.40 and $1.30 in the respective periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2001 was $163,968,000, 11.7% below $185,781,000 at December 31, 2000. The decrease was due primarily to lower inventory levels. Current ratio of 2.9:1 at September 30, 2001 compared to 3.3:1 at year-end 2000.

The Company's cash flow from operations was $28,404,000 in the third quarter of 2001 compared to $10,351,000 in 2000. Inventory reductions of approximately $7,600,000 in the third quarter along with cash generated by other assets and liabilities versus cash use last year accounted for the increased operating cash flow. Nine months 2001 operating cash flow of $64,281,000 was 71% higher than $37,626,000 last year. After deducting cash used in investing activities and dividends from the operating cash flow, the Company had sufficient cash to repay nearly $39,000,000 of long-term debt in the first nine months of 2001 and make a small product line acquisition in January 2001. (See Note 3.) Outstanding commitments for future capital expenditures at September 30, 2001 were approximately $3,499,000.

Outstanding long-term debt at September 30, 2001 was $354,701,000, a decrease of $17,023,000 from June 30, 2001 and $38,809,000 from December 31, 2000. The Company maintains a $400,000,000 long-term revolving credit facility (the "Facility"). On July 20, 2001, the Company reduced the Facility by $50,000,000 to its current level.  On August 13, 2001, the Company and the participating banks amended the Facility. The amendment revised, effective June 29, 2001, certain financial and other covenants and increased the Company's interest rate by raising the margin over LIBOR the Company pays the banks. The Company was in compliance with the amended covenants as of September 30, 2001. At September 30, 2001, the Company had, after approximately $2,600,000 of standby letters of credit, $46,400,000 of available borrowing capacity. The Company paid an annualized interest rate of approximately 5.3% on its outstanding debt at the end of the third quarter of 2001. Management believes the Facility provides sufficient borrowing capacity for the Company to finance its existing operations for the foreseeable future.

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

There were no exhibits or reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE: November 14, 2001