Form 10-K405
period 2001-12-31
REGAL BELOIT CORP
filed 2002-03-27
CIK 82811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         ---------------------------------------------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to __________________

                          Commission file number 1-7283

      --------------------------------------------------------------------

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

      --------------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of Each Exchange on
           Title of Each Class                           Which Registered
                                                         ----------------
      Common Stock ($.01 Par Value)                  American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act ...........None
                                                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|                    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2002 was approximately $609,000,000.

On March 20, 2002 the registrant had outstanding 25,000,135 shares of common stock, $.01 par value, which is registrant's only class of common stock.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                            REGAL-BELOIT CORPORATION

                                    Index to
                           Annual Report on Form 10-K

                      For the Year Ended December 31, 2001

                                                                            Page
PART I

Item 1.      Business......................................................    2
Item 2.      Properties....................................................   10
Item 3.      Legal Proceedings.............................................   10
Item 4.      Submission of Matters To A Vote of Security Holders...........   10

PART II

Item 5.      Market for the Registrant's Common Equity and Related
              Shareholder Matters..........................................   11
Item 6.      Selected Financial Data.......................................   11
Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   12
Item 8.      Financial Statements and Supplementary Data...................   16
Item 9.      Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   30

PART III

Item 10.     Directors and Executive Officers of the Registrant............   30
Item 11.     Executive Compensation........................................   30
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management...................................................   31
Item 13.     Certain Relationships and Related Transactions................   31

PART IV

Item 14.     Financial Statements, Financial Statement Schedule,
              Exhibits and Reports on Form 8-K.............................   31

Signatures                                                                    32

                              CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Annual Report on Form 10-K or incorporated by reference may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) our ability to achieve anticipated synergies in our acquired businesses, 3) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 4) our ability to satisfy various covenant requirements under our existing credit facility, 5) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 6) the availability of or material increases in the costs of select raw materials or parts, and 7) actions taken by competitors. Investors are directed to the Company's documents filed with the Securities and Exchange Commission.

                                     PART I

         Unless the context requires otherwise, references in this Annual Report to "we," "us" or "our" refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

ITEM 1. Business

Our Company

We are a leading manufacturer and marketer of industrial electric motors, electric power generation components and controls, mechanical motion control products, and cutting tools, serving markets predominantly in the United States as well as throughout the world. Our products are used in a variety of essential industrial applications, and we believe we have one of the most comprehensive product lines in the markets we serve. We sell our products using more than 20 recognized brand names through a multi-channel distribution model, which we believe provides us with a competitive selling advantage and allows us to more fully penetrate our target markets.

Our business is organized in two segments: our electrical group, which represented 69% of our 2001 net sales, and our mechanical group, which represented 31% of our 2001 net sales. Our electrical group manufactures and markets a full line of alternating current (AC) and direct current (DC) industrial electric motors, electric power generation components and controls, and electrical connecting devices. Our mechanical group manufactures and markets a broad array of mechanical products, including gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators, and cutting tools. Original equipment manufacturers and end users in a variety of motion control and other industrial applications increasingly combine the types of electrical and mechanical products we offer. We seek to take advantage of this trend and to enhance our market penetration by leveraging cross-marketing and product line bundling opportunities between products in our electrical and mechanical groups.

We sell our products directly to original equipment manufacturers and distributors across many markets. Our two business segments are divided into multiple business units, with each unit typically having its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations. We manufacture the vast majority of the products that we sell and have manufacturing, sales and distribution facilities throughout the United States and Canada as well as in Europe and the Far East.

       We believe our competitive strengths include our:

       o      leadership in our major market segments

       o      comprehensive product offering and leading brands

       o      multi-channel and multi-brand distribution model

       o      rapid response capabilities o product development focus

       o      broad and diverse customer base

       o      experienced management team

       Our business strategy includes growing revenues organically in excess of market rates, continuously lowering our manufacturing costs and pursuing strategic acquisitions. Our specific revenue growth initiatives include:

       o      leveraging cross-marketing and product line bundling opportunities

       o      introducing new products

       o      capturing custom product sales

       o      growing our power generation business

Major initiatives in process to lower our manufacturing costs include completing the integration of Leeson Electric Corporation and capitalizing on operating synergies from the acquisition; further improving our operational efficiencies; and focusing on sourcing and logistics opportunities. We will also seek to broaden our market coverage by acquiring businesses and product lines that provide a strategic fit with our existing businesses.

Electrical Group

Our electrical group manufactures and markets a full line of AC and DC industrial electric motors, electric power generation components and controls, and electrical connecting devices. We entered the industrial electric motor and electric power generation markets in March 1997 with our acquisition of Marathon Electric Manufacturing Corporation. Subsequent acquisitions of the Lincoln Motors business of Lincoln Electric Holdings, Inc. in 1999, Thomson Technology, Inc. in 2000 and Leeson Electric Corporation in 2000 have been integrated to form our current electrical group. Our expansion into the electric motor and electric power generation markets in 1997 was part of our strategy to leverage our core competencies in industrial manufacturing and to complement our existing mechanical businesses. We estimate that a substantial portion of the mechanical motion control products that we manufacture are powered by an electric motor.

Our electrical group manufactures and markets AC and DC industrial electric motors ranging in size from sub-fractional to large integral horsepowers through 800 horsepower in AC and from sub-fractional through small integral horsepowers in DC. We offer approximately 5,500 stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment and electrical connecting devices such as terminal blocks, fuse holders and power blocks. Additionally, our electrical group markets a line of AC and DC adjustable speed drives. We sell our electrical group products to distributors, original equipment manufacturers and end users across many markets.

In 2001, we created, within the electrical group, our motor technologies group to fully leverage potential efficiencies across our electric motor operations. This motor technologies group will centralize and manage the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our Marathon, Lincoln and Leeson electric motor businesses. Furthermore, the motor technologies group is specifically fostering the sharing of best practices across each of the three motor businesses and creating focused centers of excellence in each of our motor manufacturing functions.

Our power generation business, which includes electric generators and power generation components and controls, represents a significant and growing portion of our electrical group net sales. The market for electric power generation components and controls is growing as a result of a desire on the part of end users to reduce losses due to power disturbances. We intend to continue to seek ways to take advantage of the growing market for prime and standby power generation in the United States and overseas by expanding our line of generators to meet higher and more sophisticated power generation requirements. With our June 2000 acquisition of Thomson Technology, we specifically targeted the emerging power generation controls market and now offer automatic transfer switches, paralleling switchgear and controls, and systems controls. When these control products are bundled with our Marathon generators, we are able to provide critical components of a system solution to power generation markets throughout the world.

       The following is a description of our major electrical group businesses and the primary products that they manufacture and market:

       Leeson Electric. Manufactures AC motors up to 800 horsepower and DC motors up to five horsepower, gear reducers, gearmotors and drives primarily for the power transmission, pump, food processing, fitness equipment and industrial machinery markets.

       Lincoln Motors. Manufactures AC motors from 1/4 horsepower to 800 horsepower primarily for industrial and commercial pumps, compressors, elevator and machine tools, and specialty products.

       Marathon Electric. Manufactures AC motors up to 800 horsepower primarily for HVAC, pumps, power transmissions, fans and blowers, compressors, agriculture products, processing and industrial manufacturing equipment.

       Marathon Generators. Manufactures AC generators from five kilowatts to four megawatts that primarily serve the standby power, prime power, refrigeration, irrigation and wind power markets.

       Marathon Special Products. Manufactures fuse holders, terminal blocks, and power blocks primarily for the HVAC, telecommunications, electric control panel, utilities and transportation markets.

       Thomson Technology. Manufactures automatic transfer switches, paralleling switchgear and controls, and systems controls primarily for the electric power generation market.

Mechanical Group

Our mechanical group manufactures and markets a broad array of mechanical motion control products and cutting tools. Our products include: standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; manual valve actuators and cutting tools. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Our high-speed steel and carbide rotary perishable cutting tools are used in metalworking applications. Mechanical group products are sold to original equipment manufacturers, distributors and end users across many industry segments.

The following is a description of our major mechanical group businesses and the primary products they manufacture and market:

       CML (Costruzioni Meccaniche Legnanesi S.r.L.). Manufactures bevel gear valve actuators primarily for the oil, gas, wastewater and water distribution markets.

       Durst. Manufactures standard and specialized industrial transmissions and hydraulic pump drives primarily for the construction, agriculture, energy, material handling, forestry, lawn and garden and railroad maintenance markets.

       Electra-Gear. Manufactures specialized aluminum gear reducers and gearmotors primarily for the food processing, medical equipment, material handling and packaging markets.

       Foote-Jones/Illinois Gear. Manufactures large-scale parallel shaft and right-angle gear drives and custom gears up to 100 inches in diameter primarily for the mining, oil, pulp and paper, forestry, aggregate, construction and steel markets.

       Grove Gear. Manufactures standard and custom industrial gear reducers primarily for the material handling, food processing, robotics, healthcare and power transmission markets.

       Hub City. Manufactures gear drives, sub-fractional horsepower gearmotors, mounted bearings and accessories primarily for the packaging, construction, material handling, healthcare and food processing markets.

       Mastergear. Manufactures manual valve actuators for liquid and gas flow control primarily for the petrochemical processing, fire protection and wastewater markets.

       New York Twist Drill. Manufactures a full line of industrial quality cutting tools in high speed steel and carbide primarily for the aerospace, automotive, railroad and general manufacturing markets.

       Ohio Gear. Manufactures gear reducers and gearmotors primarily for the material handling, lawn and garden vehicle and food processing markets.

       Opperman Mastergear, Ltd. Manufactures valve actuators and industrial gear drives primarily for the material handling, agriculture, mining and liquid and gas flow control markets.

       Regal Cutting Tools. Manufactures high-speed steel and carbide rotary cutting tools primarily for the aerospace, agriculture, automotive and general industrial markets.

       Richmond Gear. Manufactures ring and pinions and transmissions primarily for the high-performance automotive aftermarket.

       Velvet Drive Transmissions. Manufactures marine and industrial transmissions primarily for the pleasure boat, off-road vehicle and forestry markets.

The Building of Our Business

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of 37 businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. Since 1979, our current management team has completed and successfully integrated 22 acquisitions. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization and aggressively managing their cost structures to reduce waste and unnecessary expenditures. The history of our major electrical and mechanical group acquisitions since 1990 is outlined below.

                                              Annual Revenues
                                    Year      at Acquisition
      Business/Product Line       Acquired     (in millions)      Product Listing at Acquisition
      ---------------------       --------     -------------      ------------------------------

        Electrical Group
Leeson Electric Corporation         2000           $175        AC motors (to 350 horsepower) and DC motors
                                                               (to 3 horsepower) gear reducers, gearmotors
                                                               and drives

Thomson Technology, Inc.            2000            $14        Automatic transfer switches, paralleling
                                                               switchgear and controls, and systems controls

Lincoln Motors                      1999            $50        AC motors (1/4 to 800 horsepower)

Marathon Electric Manufacturing     1997           $245        AC motors (to 500 horsepower), AC generators
  Corporation                                                  (5 kilowatt to 2.5 megawatt), fuse holders,
                                                               terminal blocks and power blocks
            Mechanical Group

Spiral bevel gear product           2001             $4        Spiral bevel gears
  line of Philadelphia Gear

Velvet Drive Transmissions          1995            $27        Marine and industrial transmissions

Hub City, Inc.                      1992            $44        Gear drives, sub-fractional horsepower
                                                               gearmotors, mounted bearings and accessories

Opperman Mastergear, Ltd.           1991            $20        Manual valve actuators for liquid and gas
  (U.K., U.S. and Germany)                                     flow control and industrial gear drives

Sales, Marketing and Distribution

We sell our products directly to original equipment manufacturers and distributors across many markets. Our two business segments are divided into multiple business units, with each unit typically having its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations. On a combined basis, our individual business units' sales organizations consist of more than 120 direct sales employees and 430 exclusive and non-exclusive manufacturers' representatives from 170 organizations as of January 2002. In 2001, across all of our business units, we sold products to more than 6,500 original equipment manufacturers and 11,000 distributors.

We believe that our effective use of information technology significantly enhances our ability to provide customer focused quality and further differentiates us from many of our competitors. Our website allows customers easy access to business and product information, and contains the latest product introductions, distributor information, installation manuals, technical bulletins and customer service. For example, through our electrical group websites, we have an e-commerce portal that provides our independent manufacturers' representatives, distributors and employees with constant access to real-time information such as account status, order status, engineering and competitive information, stock product availability, pricing and order entry. In addition, customers are able to search our stock catalogs for motor, gearmotor, drive, part or catalog number.

Markets and Competitors

The overall market for our electrical products is estimated at $8 billion annually, although we believe that we compete primarily in the industrial sector of the domestic electric motor market, a $2.5 billion segment of the overall market. We believe approximately 60% of all electricity generated in the U.S. runs through electric motors. With the acquisitions of Marathon Electric in 1997, Lincoln Motors in 1999 and Leeson Electric in 2000, we believe we have become one of the largest producers of industrial electric motors in the United States and hold a market position in this segment close to Baldor Electric Company, the current market leader. In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for the electrical group other than Baldor Electric include U.S. Electrical Motors (a division of Emerson

Electric Co.), Reliance Electric Company (a division of Rockwell International), General Electric Company and Newage (a division of Cummins, Inc). Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

Our mechanical group serves various markets and competes with a number of different companies depending on the particular product offering. We believe that we are the leading manufacturer of several products offered by our mechanical group and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our competitors in these markets include Boston Gear (a division of Colfax Corporation), Reliance Electric Company (a division of Rockwell International), Emerson Electric Co. and Winsmith (a division of Peerless-Winsmith, Inc.). Major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Sumitomo Corporation and Zahnrad Fabrik GmbH & Co.

During the past several years, niche product market opportunities have become more prevalent due to changing market conditions. Our markets have also been impacted by decisions by larger manufacturers not to compete in lower volume or specialized markets. Other manufacturers, which historically may have made component products for inclusion in their finished goods, have chosen to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In addition, we have capitalized on this competitive climate by making acquisitions and increasing our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to enter new markets in which we had not been involved. In practice, our operating units have sought out specific niche markets concentrating on a wide diversity of customers and applications. We believe that we compete primarily on the basis of quality, price, service and our promptness of delivery.

Product Development and Engineering

Each of our business units has its own product development and design teams that continuously enhance our existing products and develop new products for our growing base of customers that require custom solutions. We have one of the electric motor industry's most sophisticated product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors and electric generators incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency. An example of the success of our research and development efforts is our recently introduced line of microMAXTM AC inverter duty motors, which won the 2001 "Product of the Year" award in its category from Plant Engineering magazine.

We are continuing to expand our business by developing new, differentiated products in each of our business segments. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs. For example, we have redesigned more than 50% of our electric motor line to meet the new NEMA Premium Compliant Electric Motor standards. These redesigned motors offer increased efficiency that results in significant cost savings for customers over previous models. In addition, we have recently introduced many new product lines, including a line of AC inverter duty motors, a line of high efficiency, low vibration severe duty electric motors and large frame 1 1/2 to 4 megawatt electric generators. Furthermore, in 2002, we plan to introduce various new products, including a line of high efficiency helical worm, helical bevel and parallel shaft drives. This new line of drives will complement our existing high efficiency helical in-line drives and will allow us to compete more effectively in this growing segment of the gear drive market.

Manufacturing and Operations

Our vertically integrated manufacturing operations, including our own cast iron foundry and aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation that consists of 56 semi-tractors and 90 semi-trailers and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances.

We manufacture a majority of the products that we sell but also strategically outsource components and finished goods to an established global network of suppliers. Although we have aggressively pursued global sourcing to reduce our overall costs, we still maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers. Most of our operating units conduct their manufacturing operations independently in one or more facilities. Our electrical group businesses, other than Marathon Special Products and Thomson Technology, are operated as part of our motor technologies group, which also has responsibility for all power generation operations, including sales and marketing. We regularly invest in machinery and equipment and other improvements to, and maintenance of, our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability.

The manufacturing operations of both our electrical group and mechanical group are highly integrated. Although raw materials and selected parts such as bearings and seals are purchased, this vertical integration permits us to produce most of our required component parts when needed. We believe this results in lower production costs, greater manufacturing flexibility and higher product quality, as well as reducing our reliance on outside suppliers. Base materials for our products consist primarily of: steel in various types and sizes, including bearings and weldments; copper magnet wire; and ferrous and non-ferrous castings. We purchase our raw materials from many suppliers and, with few exceptions, do not rely on any single supplier for any of our base materials.

We have also continued to upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems, developing our own testing systems, redesigning plant layout and redesigning products to take full advantage of our more productive equipment and to improve product flow. We believe that our continued product redesign and efficient plant layout often provide us with a competitive cost advantage in our manufacturing operation. Our goal is to be a low cost producer in our core product areas.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received. Since total backlog is less than 15% of our annual sales, we believe that backlog is not a reliable indicator of our future sales. As of December 31, 2001, our backlog was $68,152,000 as compared to $96,000,000 on December 31, 2000. We believe that virtually all of our backlog is shippable in 2002.

Patents, Trademarks and Licenses

We own a number of United States patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.

Employees

As of December 31, 2001, the Company employed approximately 5,300 persons, of which approximately 20% were covered by collective bargaining agreements. We consider our employee relations to be very good.

Environmental Matters

We are subject to Federal, State and local environmental regulations. We are currently involved with environmental proceedings related to certain of our facilities. Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

Executive Officers

The names, ages, and positions of the executive officers of the Company as of December 31, 2001, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name                         Age     Position               Business Experience and Principal Occupation
----                         ---     --------               --------------------------------------------
James L. Packard........     59      Chairman, President    Elected Chairman in 1986; Chief Executive Officer
                                     and Chief Executive    since 1984; President since 1980.
                                     Officer

Henry W. Knueppel.......     53      Executive Vice         Elected Executive Vice President in 1987; from
                                     President              September, 1997 until December, 1999, he also served
                                                            as President of Marathon Electric.

Kenneth F. Kaplan.......     56      Vice President,        Joined Company in September 1996; elected Vice
                                     Chief Financial        President, Chief Financial Officer in October, 1996
                                     Officer and Secretary  and Secretary in April, 1997; previously employed by
                                                            Gehl Company, West Bend, Wisconsin, as Vice
                                                            President - Finance and Treasurer.

David L. Eisenreich.....     58      Vice President and     Elected Vice President and named President of Motor
                                     President, Motor       Technologies Group in 2001; Senior Vice President of
                                     Technologies Group     Operations at Marathon Electric from 1997 until 2001;
                                                            former Senior Vice President of Administration, Vice
                                                            President of Administration and Vice President of
                                                            Corporate Industrial Relations at Marathon Electric.

Gary M. Schuster........     46      Vice President and     Elected Vice President and named President of
                                     President,             Mechanical Components Group in 2001; Vice President
                                     Mechanical             of Manufacturing at Marathon Electric from 1999 until
                                     Components Group       2001; Vice President and General Manager and Manager
                                                            at Lincoln Electric from 1978 until 1999.

Fritz Hollenbach........     47      Vice President,        Named Vice President, Administration and Human
                                     Administration and     Resources in 2001; Vice President Human Resources in
                                     Human Resources        Mechanical Group from 1994 until 2001; Human Resource
                                                            Manager at Foote-Jones/Illinois Gear from 1991 until 1994;
                                                            Human Resource Manager at Cutting Tools from 1987 until
                                                            1991.

ITEM 2. Properties

We have manufacturing, sales and service facilities throughout the United States and Canada and in Europe and the Far East. Our electrical group currently operates 38 manufacturing and service and distribution facilities. The electrical group's present operating facilities contain a total of approximately 2,091,000 square feet of space of which approximately 622,000 square feet are leased. Our mechanical group currently operates 19 manufacturing and service and distribution facilities. The mechanical group's present operating facilities contain a total of approximately 1,530,000 square feet of space of which approximately 57,000 square feet are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

ITEM 3. Legal Proceedings

On or about February 1, 2002, an action was filed in the United States District Court for the Central District of Illinois against the Company and its Ohio Gear division ("Ohio Gear"). The plaintiffs in the litigation allege that in 1998 and 1999 Ohio Gear supplied defective differential assemblies that were used in transaxles manufactured by the plaintiffs. The alleged defect relates to a component part that Ohio Gear had sourced from a third party supplier. The plaintiffs allege that they have incurred damages in excess of $3.2 million, including repair and replacement costs, lost profits, and loss of goodwill. The plaintiffs seek recovery of $3.2 million plus fees and expenses.

The Company believes it has both the right to recover costs that it incurs in the litigation from the third party supplier of the defective component part and defenses to the bulk of the plaintiffs' claims. The Company intends to defend its position vigorously in the litigation and to pursue recovery from the third party supplier to the extent that the Company incurs costs in connection with this matter. Given the preliminary stage of the process, the Company cannot currently predict the ultimate outcome of the litigation.

From time to time, the Company, in the normal course of business, is also involved in various other claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the American Stock Exchange under the symbol "RBC." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2000 through December 31, 2001:

                                            2001                                         2000
                         -------------------------------------------    -----------------------------------------
                               Price Range                                    Price Range
                         -------------------------      Dividends       -------------------------     Dividends
                            High           Low            Paid             High           Low           Paid
                         -----------    ----------    --------------    -----------    ----------    ------------

1st Quarter.........         $22.30        $16.40              $.12         $21.63        $16.50                 $.12
2nd Quarter.........          21.35         16.10               .12          19.00         15.63                  .12
3rd Quarter.........          22.50         16.90               .12          17.78         15.25                  .12
4th Quarter.........          22.90         17.05               .12          19.35         14.60                  .12

The Company has paid 166 consecutive quarterly dividends through January 2002. The number of registered holders of Common Stock as of December 31, 2001 was 923.

ITEM 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein.

                                                          (In Thousands, Except Per Share Data)
                                     ---------------------------------------------------------------------------------
                                                                  Year Ended December 31
                                     ---------------------------------------------------------------------------------
                                         2001            2000              1999            1998              1997
                                     -------------    ------------     -------------    ------------     -------------
Net Sales.......................         $663,571        $598,203          $550,661        $550,277          $493,174
Income from Operations..........           56,060          71,608            72,440          81,113            74,381
Net Income......................           19,590          33,771            38,067          42,961            38,897
Total Assets....................          746,599         792,407           508,165         485,070           488,699
Long-term Debt..................          345,667         393,510           148,166         166,218           192,261
Shareholders' Investment........          280,150         273,889           252,626         224,497           189,427
Per Share of Common Stock:
   Earnings Per Share...........              .94            1.61              1.82            2.06              1.87
   Earnings Per Share -
     Assuming Dilution..........              .93            1.61              1.80            2.02              1.83
   Cash Dividends Declared......              .48             .48               .48             .48               .48
   Shareholders' Investment.....            13.42           13.10             12.04           10.74              9.09

Average Number of Shares
Outstanding.....................           20,869          20,984            20,959          20,893            20,806
Average Number of Shares -
Assuming Dilution...............           21,124          20,996            21,170          21,278            21,275

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with "Selected Financial Data" and our consolidated financial statements, including the related notes, included elsewhere in this report.

Overview

We are a leading manufacturer and marketer of industrial electric motors, electric power generation components and controls, mechanical motion control products, and cutting tools, serving markets predominantly in the United States as well as throughout the world. Our business is organized in two segments. Our electrical group manufactures and markets a full line of alternating current
(AC) and direct current (DC) industrial electric motors, electric power generation components and controls, and electrical connecting devices. Our mechanical group manufactures and markets a broad array of mechanical products, including gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators and cutting tools. We have grown our business during the past several years, in part, through a series of acquisitions, including the acquisitions of the spiral bevel gear product line of Philadelphia Gear Company in January 2001, Leeson Electric Corporation in September 2000, Thomson Technology, Inc. in June 2000 and the Lincoln Motors business of Lincoln Electric Holdings, Inc. in May 1999. See Note 4 of Notes to Consolidated Financial Statements.

Our business is cyclical and dependent on industrial and consumer spending and is therefore impacted by the strength of the economy generally, interest rates and other factors. The economic slowdown that began in mid-2000 and became an economic recession in 2001 was the most significant factor in our reduced performance in 2001. Our net sales, while reaching a record $663,571,000 in 2001, 10.9% greater than in 2000, were down 11.4% when the impact of the two acquisitions we made in 2000 is excluded. Net income in 2001 was $19,590,000, a 42.0% reduction from the previous year.

We improved our operating cash flow by more than $29,600,000 in 2001, primarily as a result of reductions in receivables and inventories. Combined with cash flow from net income, depreciation, and amortization, we generated nearly $82,000,000 of operating cash flow in 2001. This enabled us, after funding capital expenditures and paying shareholder dividends, to reduce our outstanding total debt by nearly $48,000,000 during 2001.

Results of Operations

2001 versus 2000

Net sales in 2001 were $663,571,000, a 10.9% increase from 2000 net sales of $598,203,000. Excluding those net sales from the 2000 acquisitions of Leeson Electric and Thomson Technology necessary for comparability purposes, our 2001 net sales were 11.4% below 2000 net sales. This decrease was primarily due to reduced sales volumes as a result of the economic recession that impacted both of our operating groups. Electrical group net sales increased 29.1% to $456,956,000 in 2001 from $353,954,000 in 2000. Excluding the two acquisitions we made in 2000, electrical group net sales in 2001 were 8.6% below comparable 2000. Mechanical group net sales decreased 15.4% to $206,615,000 in 2001 from $244,249,000 in 2000.

Our gross profit increased 5.4% to $165,877,000 in 2001 from $157,429,000 in 2000. Gross profit as a percentage of net sales (gross profit margin) declined to 25.0% in 2001 from 26.3% in 2000 due primarily to lower production volumes resulting from decreasing sales and planned inventory reductions and to increased price competition. Income from operations declined 21.7% to $56,060,000 in 2001, or 8.4% of net sales, from $71,608,000, or 12.0% of net sales, in 2000. The decrease in income from operations as a percentage of net sales (operating income margin) was due to a combination of the decrease in gross profit margin and an increase in operating expenses as a percentage of net sales to 16.5% in 2001 from

14.3% in 2000. The increase in operating expenses as a percentage of net sales was due primarily to the fact that Leeson Electric selling expenses, as a percentage of net sales, were greater than those we have historically incurred. In addition, a large part of our operating expenses are relatively fixed and our goodwill amortization increased by $3.4 million in 2001. Electrical group operating income margin decreased to 8.8% in 2001 from 11.5% in 2000 and mechanical group operating income margin declined to 7.7% in 2001 from 12.6% in 2000. The decrease in electrical group operating income margin was due primarily to the increase in operating expenses as a percentage of net sales described above. The decrease in mechanical group operating income margin resulted from a combination of higher operating expenses as a percentage of net sales and to a lower 2001 gross profit margin. See Note 10 of Notes to Consolidated Financial Statements.

Interest expense increased to $22,239,000 in 2001 from $15,332,000 in 2000, primarily as a result of debt incurred to finance our acquisition of Leeson Electric at the end of September 2000. Interest expense decreased steadily by quarter in 2001, due to declining interest rates and as a result of our reducing total debt by nearly $48,000,000 during 2001. The average rate of interest we paid on outstanding debt in 2001 was 5.9% as compared to 7.4% in 2000. Because our income before income taxes decreased in 2001 from 2000, the impact of non-deductible goodwill amortization resulted in an increase in our effective tax rate in 2001 to 42.5% of income before income taxes from 40.3% in 2000.

Net income decreased 42.0% to $19,590,000 in 2001 from $33,771,000 in 2000. As a percentage of net sales, net income decreased to 3.0% in 2001 from 5.6% in 2000. Basic earnings per share were $.94 and diluted earnings per share were $.93 in 2001, as compared to $1.61 (both basic and diluted) in 2000, representing a 41.6% and 42.2% decrease, respectively.

2000 versus 1999

Our net sales increased 8.6% to $598,203,000 in 2000 from $550,661,000 in 1999.
Electrical group net sales increased 19.7% to $353,954,000 in 2000 from $295,694,000 in 1999. This increase reflects a full year of sales from Lincoln Motors, which we acquired in 1999. Excluding the Leeson Electric and Thomson Technology acquisitions, the increase in 2000 from 1999 was 3.8%. Mechanical group net sales decreased 4.2% to $244,249,000 in 2000 from $254,967,000 in 1999. This decrease was due primarily to broad-based weakness in the agriculture, transportation, marine, construction equipment and industrial machinery markets, particularly in the second half of 2000. We consider the diversity of markets served by our two operating groups as a key asset; however, new product introductions and increased market penetration achieved in 2000 did not offset the broad-based market slowdown.

All net sales, cost of sales and operating expenses have been restated to reflect the required accounting change, adopted October 1, 2000, for shipping and handling billings and costs. As a result of this accounting change, 2000 net sales increased $7,919,000, cost of sales increased $17,930,000, and operating expenses decreased $10,011,000. Similarly, 1999 net sales increased $6,029,000, cost of sales increased $13,321,000 and operating expenses decreased $7,292,000. This change had no impact on net income or income from operations in any period. All prior periods have been restated to reflect this accounting change.

Gross profit increased 9.2% to $157,429,000 in 2000 from $144,168,000 in 1999.
As a percentage of net sales, gross profit margin of 26.3% in 2000 was slightly higher than 26.2% in 1999. Income from operations decreased 1.1% to $71,608,000 in 2000, or 12.0% of net sales, from $72,440,000, or 13.2% of net sales, in 1999. The decrease in operating income margin was due to an increase in operating expenses as a percentage of net sales to 14.3% in 2000 from 13.0% in 1999. The increased percentage resulted primarily from higher selling expenses during 2000 and to Leeson Electric's selling expenses as a percentage of net sales being greater than those we have historically incurred. Electrical group operating income margin decreased to 11.5% in 2000 from 12.4% in 1999, while the mechanical group operating income margin declined to 12.6% in 2000 from 14.0% in 1999. The operating income margin decrease in the electrical group resulted primarily from increased selling expenses as a percentage of net sales, which were partly offset by improvement in gross profit margin from 1999. Favorable product mix of sales and improved manufacturing productivity enabled the electrical group to more than offset the impact of higher manufacturing costs in 2000. The mechanical group decrease was primarily due to a combination of lower sales volume, higher raw material, fuel and labor costs, reduced production levels and higher selling expenses as a percentage of net sales.

Interest expense increased 63.0% to $15,332,000 in 2000 from $9,406,000 in 1999, virtually all as a result of the Leeson Electric acquisition. The higher interest expense was due to a combination of borrowing approximately $260,000,000 to finance the Leeson Electric acquisition, an increase in the interest rate paid on virtually all our debt from 6.9% to 7.9% effective September 29, 2000 and increases during the first half of 2000 in the London Interbank Offered Rate, or LIBOR, the rate upon which the interest rate we pay is based. The average rate of interest we paid on outstanding debt in 2000 was 7.4% as compared to 5.6% in 1999. Our effective tax rate in 2000 increased to 40.3% of income before taxes from 39.8% in 1999. The increase was due primarily to miscellaneous foreign tax-related items in 2000.

Net income decreased 11.3% to $33,771,000 in 2000 from $38,067,000 in 1999. Net income as a percentage of net sales decreased to 5.6% in 2000 from 6.9% in 1999. The reduced percentage was due in part to the impact on the fourth quarter of the Leeson Electric acquisition, which added net sales but was approximately neutral to net income as we had expected, and in part to lower earnings in 2000 from our other operations. Basic and diluted earnings per share in 2000 were $1.61, 11.5% and 10.6% below, respectively, 1999's basic earnings per share of $1.82 and diluted earnings per share of $1.80.

Liquidity and Capital Resources

Our working capital decreased 13.3% to $161,044,000 at December 31, 2001 from $185,781,000 at December 31, 2000. The decrease resulted primarily from an aggregate reduction of more than $33,000,000 in our receivables and inventories in 2001. The reduction in our receivables was due primarily to the impact of the U.S. economic recession on our sales volume and operations and occurred primarily in the fourth quarter of 2001. The decrease in inventories was due in part to planned reductions in production levels and was made primarily in the first nine months of 2001. Despite the reduction in our working capital, our current ratio at December 31, 2001 remained substantially the same as it was at December 31, 2000.

Cash flow from operations increased 57.0% to $81,769,000 in 2001 from $52,089,000 in 2000. The major factors contributing to the increased operating cash flow were $16,673,000 from reduced receivables and $17,014,000 from reduced inventories. Cash flow used in investing activities was $18,246,000 in 2001 and $285,020,000 in 2000. The 2000 investing activities included the acquisition of Leeson Electric. In 2001, capital expenditures were $15,426,000 compared to $16,994,000 in 2000. The capital expenditure figures in any year do not include the amounts of property, plant and equipment obtained in connection with our acquisitions. Such capital additions are included as part of acquisition costs under the heading "Business acquisitions" in the Consolidated Statements of Cash Flows. We currently expect capital expenditures for 2002 to be approximately $20,000,000, although our commitments for property, plant and equipment as of December 31, 2001 were $431,000. We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2002. Cash flow used in financing activities in 2001 totaled $59,474,000, of which $48,598,000 on a net basis was used to repay debt, $10,022,000 was used to pay shareholder dividends and $1,042,000 was used in January 2001 to repurchase 60,700 shares of our common stock at a weighted average purchase price of $17.17 per share. We have not repurchased any shares of our common stock since January 2001.

Our primary financing source is our $350,000,000 long-term revolving credit facility that expires on December 31, 2005, which we reduced from $375,000,000 when we completed the stock offering described in this paragraph. Our credit facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of the financial ratios and financial condition tests specified by our amended credit agreement as of December 31, 2001. In March 2002, we completed a public offering of 4,109,985 shares of our common stock, including the sale of

536,085 shares pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the 4,109,985 shares issued were approximately $90,200,000, which was used to repay our outstanding debt. With the application of the net proceeds from this offering, we believe we will be able to satisfy the financial ratios and tests specified in our credit facility for the foreseeable future, absent unexpected changes in general business and economic conditions.

At December 31, 2001, we had, after deducting approximately $2,800,000 of standby letters of credit, $30,200,000 of available borrowing capacity. On a pro forma basis giving effect to the public offering of our common stock, we would have had $95,400,000 of available borrowing capacity at December 31, 2001. We believe that the combination of borrowing availability under our credit facility and operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future. Our outstanding total debt of $345,787,000 at December 31, 2001 reflected a reduction of $47,829,000 from $393,616,000 at December 31, 2000. The debt reduction was due primarily to the application of cash generated from operations by the above-mentioned receivables and inventory reductions. See Note 5 of Notes to Consolidated Financial Statements.

As a result of our capital structure, we are exposed to interest rate risk. Virtually all of our debt is under a credit facility with a variable interest rate based on a margin above LIBOR. As a result, interest rate changes impact our future earnings and cash flows assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on the outstanding debt at December 31, 2001, would result in a change in after-tax annual earnings of approximately $900,000. We have no material foreign currency rate risk. In addition, we do not have any material derivative instruments.

Recent Accounting Pronouncements

On June 30, 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. Under the requirements of Statement No. 142, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future acquisitions and amortized over their individual useful lives. Also, our existing goodwill at June 30, 2001 will no longer be amortized, effective January 1, 2002. This will eliminate approximately $8,400,000 of annual goodwill amortization and have a favorable annual impact on net income of approximately $6,700,000. As of December 31, 2001, we had goodwill on our balance sheet of $312,735,000, relating to our acquisitions of Leeson Electric, Marathon Electric and, to a lesser extent, Thomson Technology. The amount of goodwill constituted approximately 42.0% of our total assets. An assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment. We have completed our 2002 annual impairment test and there has been no impairment of goodwill.

Additionally, Statement No. 143, "Asset Retirement Obligations", and Statement No. 144, "Impairment or Disposal of Long-Lived Assets", have been issued by the FASB. Adoption of these Statements on January 1, 2002 will not have a material adverse effect on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14-15 of this report.

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

       Selected unaudited quarterly financial information for the fiscal years ended December 31, 2001 and 2000 is as follows (in thousands, except per share data):

                                                         (In Thousands, Except Per Share Data)
                          ----------------------------------------------------------------------------------------------------
                                1st Quarter               2nd Quarter                3rd Quarter               4th Quarter
                          -----------------------   -----------------------   ----------------------   -----------------------
                            2001         2000         2001         2000         2001        2000         2001         2000
                          ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------
Net Sales..............    $177,122     $144,185     $171,946     $145,027     $166,719    $138,180     $147,784     $170,811
Gross Profit...........      45,151       38,322       42,829       38,062       40,706      35,922       37,191       45,123
Income from Operations.      17,160       18,087       14,734       18,213       13,344      16,670       10,822       18,638
Net Income.............       5,842        9,414        5,284        9,465        4,703       8,444        3,761        6,448
Earnings Per share.....         .28          .45          .25          .45          .23         .40          .18          .31
Earnings Per Share -
    Assuming Dilution           .28          .45          .25          .45          .22         .40          .18          .31
Average Number of
    Shares Outstanding.      20,863       20,986       20,866       20,988       20,871      20,994       20,875       20,970
Average Number of
    Shares - Assuming
    Dilution...........      21,110       21,033       21,128       20,988       21,129      20,994       21,130       20,970

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of REGAL-BELOIT CORPORATION:

       We have audited the accompanying consolidated balance sheets of REGAL-BELOIT CORPORATION (a Wisconsin Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REGAL-BELOIT CORPORATION and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
January 29, 2002

REGAL-BELOIT CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)
                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                                   2001                2000                1999
                                                                   ----                ----                ----
Net Sales  ............................................        $   663,571         $   598,203         $   550,661
Cost of Sales..........................................            497,694             440,774             406,493
                                                               -----------         -----------         -----------
      Gross Profit.....................................            165,877             157,429             144,168
Operating Expenses.....................................            109,817              85,821              71,728
                                                               -----------         -----------         -----------
      Income From Operations...........................             56,060              71,608              72,440
Interest Expense.......................................             22,239              15,332               9,406
Interest Income........................................                221                 274                 220
                                                             -------------        ------------       -------------
      Income Before Income Taxes.......................             34,042              56,550              63,254
Provision for Income Taxes.............................             14,452              22,779              25,187
                                                               -----------         -----------         -----------
      Net Income.......................................        $    19,590         $    33,771         $    38,067
                                                               ===========         ===========         ===========

Earnings Per Share ....................................       $        .94        $       1.61        $       1.82
                                                              ============        ============        ============

Earnings Per Share - Assuming Dilution.................       $        .93        $       1.61        $       1.80
                                                              ============        ============        ============

Average Number of Shares Outstanding...................         20,868,896          20,984,423          20,959,182
                                                                ==========          ==========          ==========

Average Number of Shares - Assuming Dilution...........         21,124,204          20,996,189          21,169,580
                                                                ==========          ==========          ==========





See accompanying Notes to Consolidated Financial Statements.

REGAL-BELOIT CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Information)

                                     ASSETS
                                                                                    December 31,
Current Assets:                                                                 2001                 2000
                                                                                ----                 ----
      Cash and cash equivalents.....................................            $6,629               $2,612
      Receivables, less allowance for doubtful accounts
           of $2,233 in 2001 and $2,031 in 2000.....................            80,595               97,032
      Income tax receivable.........................................               182                4,069
      Future income tax benefits....................................             8,420                9,475
      Inventories...................................................           132,272              148,741
      Prepaid expenses..............................................             3,401                3,709
                                                                      ----------------     ----------------
           Total Current Assets.....................................           231,499              265,638
Property, Plant and Equipment:
      Land and improvements.........................................            11,867               11,898
      Buildings and improvements....................................            85,170               84,171
      Machinery and equipment.......................................           240,444              225,617
                                                                      ----------------     ----------------
           Property, Plant and Equipment, at cost...................           337,481              321,686
      Less:  Accumulated Depreciation...............................          (152,608)            (132,608)
                                                                      -----------------    -----------------
           Net Property, Plant and Equipment........................           184,873              189,078
Goodwill ...........................................................           312,735              316,295
Other noncurrent assets.............................................            17,492               21,396
                                                                      ----------------     ----------------
           Total Assets.............................................          $746,599             $792,407
                                                                      ================     ================

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
      Accounts payable..............................................           $28,429              $32,298
      Dividends payable.............................................             2,505                2,509
      Accrued compensation and employee benefits....................            20,250               21,941
      Other accrued expenses........................................            17,303               22,849
      Federal and state income taxes................................             1,848                  154
      Current maturities of long-term debt..........................               120                  106
                                                                      ----------------     ----------------
           Total Current Liabilities................................            70,455               79,857

Long-term debt......................................................           345,667              393,510
Deferred income taxes...............................................            43,022               41,063
Other noncurrent liabilities........................................             5,304                4,088
Minority interest in consolidated subsidiary........................             2,001                    -
Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000 shares
           authorized, 20,877,249 issued and outstanding in 2001
           and 20,912,192 issued and outstanding in 2000............               210                  210
      Additional paid-in capital....................................            41,967               41,779
      Less:  Treasury Stock, at cost, 159,900 shares in
           2001 and 99,200 shares in 2000...........................            (2,727)              (1,685)
      Retained earnings.............................................           244,564              234,992
      Accumulated other comprehensive loss..........................            (3,864)              (1,407)
                                                                      -----------------    -----------------
           Total Shareholders' Investment...........................           280,150              273,889
                                                                      ----------------     ----------------
           Total Liabilities and Shareholders' Investment...........          $746,599             $792,407
                                                                      ================     ================

See accompanying Notes to Consolidated Financial Statements.

REGAL-BELOIT CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)


                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                                                                     2001                2000                1999
                                                                     ----                ----                ----
Cash Flows From Operating Activities:
Net Income                                                         $   19,590        $   33,771            $   38,067
Adjustments to reconcile net income to net cash
     provided from operating activities:
      Depreciation and amortization....................                31,798            25,549                23,052
      Provision for deferred income taxes..............                 3,014             7,678                 1,652
      Change in assets and liabilities, net of
         acquisitions:
           Receivables.................................                16,673             8,321                 1,093
           Inventories.................................                17,014            (5,686)                7,066
           Income tax receivable.......................                 3,887            (4,069)                   --
           Current liabilities and other, net..........               (10,207)          (13,475)                 (673)
                                                                      --------          --------              --------

      Net cash provided from operating activities......                81,769            52,089                70,257

Cash Flows From Investing Activities:
      Additions to property, plant and equipment.......               (15,426)          (16,994)              (11,422)
      Business acquisitions............................                (3,629)         (269,232)              (32,083)
      Sale of property, plant and equipment............                   650             2,725                    49
      Other, net.......................................                   159            (1,519)               (1,216)
                                                                   ----------        -----------           -----------

      Net cash (used in) investing activities..........               (18,246)         (285,020)              (44,672)

Cash Flows From Financing Activities:
      Additions to long-term debt......................                 2,000           270,000                 1,000
      Repayment of long-term debt......................               (50,598)          (24,598)              (19,047)
      Repurchase of common stock.......................                (1,042)           (1,685)                   --
      Stock issued under option plans..................                   188               194                   726
      Dividends paid to shareholders...................               (10,022)          (10,075)              (10,057)
                                                                  ------------         ----------         ------------

      Net cash (used in) provided from financing
         activities....................................               (59,474)          233,836               (27,378)

EFFECT OF EXCHANGE RATE ON CASH........................                   (32)              (22)                  (26)
                                                                  ------------        ----------          ------------

      Net increase (decrease) in cash and cash
         equivalents...................................                 4,017               883                (1,819)
      Cash and cash equivalents at beginning of year...                 2,612             1,729                 3,548
                                                                  -----------       -----------           -----------
      Cash and cash equivalents at end of year.........           $     6,629       $     2,612           $     1,729
                                                                  ===========       ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest....................................           $    22,607       $   14,924            $    9,520
           Income Taxes................................           $     7,265       $   18,348            $   24,886



See accompanying Notes to Consolidated Financial Statements.

REGAL-BELOIT CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In Thousands of Dollars, Except Per Share Data)
                                                         Common                                            Accumulated
                                                         Stock      Additional                                Other
                                      Comprehensive    $.01 Par      Paid-In     Treasury     Retained    Comprehensive
                                          Income         Value       Capital       Stock      Earnings    Income (Loss)     Total
Balance, December 31, 1998........                          $209     $40,860           --     $183,285            $143     $224,497

Net Income........................        $38,067             --          --           --       38,067              --       38,067

Dividends Declared ($.48 per share)                           --          --           --      (10,065)             --      (10,065)

Translation Adjustments...........           (599)            --          --           --           --            (599)        (599)
                                             -----

Comprehensive Income..............        $37,468
                                          =======

Stock Options Exercised...........                             1         725           --           --              --          726
                                                               -         ---           --           --              --          ---

Balance, December 31, 1999........                           210      41,585           --      211,287            (456)     252,626
                                                                                                                      -

Net Income........................        $33,771             --          --           --       33,771              --       33,771

Dividends Declared ($.48 per share)                           --          --           --      (10,066)             --      (10,066)

Translation Adjustments...........           (951)            --          --           --           --            (951)        (951)
                                             -----

Comprehensive Income..............        $32,820
                                          =======

Common Stock Repurchased .........                            --          --       (1,685)          --              --       (1,685)

Stock Options Exercised...........                            --         194           --           --              --          194
                                                              --         ---           --           --              --          ---

Balance, December 31, 2000........                           210      41,779       (1,685)     234,992          (1,407)     273,889

Net Income........................        $19,590             --          --           --       19,590              --       19,590

Dividends Declared ($.48 per share)                           --          --           --      (10,018)             --      (10,018)

Translation Adjustments...........           (928)            --          --           --           --            (928)        (928)

Additional Pension Liability......         (1,529)            --          --           --           --          (1,529)      (1,529)
                                           -------

Comprehensive Income..............        $17,133
                                          =======

Common Stock Repurchased .........                            --          --       (1,042)          --              --       (1,042)

Stock Options Exercised...........                            --         188           --           --              --          188
                                                              --         ---           --           --              --          ---

Balance, December 31, 2001........                          $210     $41,967      $(2,727)    $244,564         $(3,864)    $280,150
                                                            ====     =======      ========    ========         ========    ========


See accompanying Notes to Consolidated Financial Statements.

REGAL-BELOIT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2001

(1)      Nature of Operations

       REGAL-BELOIT CORPORATION (the Company) is a United States-based multinational corporation. The Company is organized into two operating groups, the Mechanical Group with its principal line of business in mechanical products which control motion and torque, and the Electrical Group, with its principal line of business in electric motors and power generation products. The principal markets for the Company's products and technologies are within the United States.

--------------------------------------------------------------------------------

(2)      Accounting Policies

Principles of Consolidation
       The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The minority interest in the earnings of the majority-owned consolidated subsidiary is not material.

Revenue Recognition
       Sales and related cost of sales for all products are recognized upon shipment of the products, as shipments are FOB shipping point.

Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions, in certain circumstances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
       Net assets of non-U.S. subsidiaries, whose functional currencies are other than the U.S. Dollar, are translated at the rates of exchange in effect as of year-end. Income and expense items are translated at the average exchange rates in effect during the year. The translation adjustments relating to net assets are recorded directly into a separate component of shareholders' investment. Certain other translation adjustments continue to be reported in net income and were not significant in any of the three years ended December 31, 2001.

Cash and Cash Equivalents
       Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition. The carrying value of cash equivalents closely approximates their fair market value.

Life Insurance Policies
       The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $7,963,000 at both December 31, 2001 and 2000. The cash surrender value, net of policy loans, is $251,000 and $3,209,000 at December 31, 2001 and 2000, respectively, and is included as a component of Other Noncurrent Assets.

Intangible Assets
       The cost of goodwill and other intangible assets is amortized on a straight-line basis over the estimated periods benefited ranging from 5 to 40 years. Goodwill amortization was $8,401,000,

$4,994,000 and $3,845,000 in 2001, 2000 and 1999, respectively. Accumulated goodwill amortization was $23,965,000 at December 31, 2001 and $15,564,000 at December 31, 2000.

       Effective January 1, 2002, goodwill will no longer be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Intangible assets with definitive lives will continue to be amortized. Goodwill and intangible assets will be evaluated in 2002 for impairment of their carrying values and at least annually thereafter. Earnings will be charged if the carrying value of goodwill or an intangible asset exceeds its fair market value.

Impairment of Long-Lived Assets
       The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Inventories
       The approximate percentage distribution between major classes of inventory is as follows:

                                              December 31,
                                          ----------------------
                                            2001         2000
                                          ---------    ---------

         Raw Material....................     11%          11%
         Work In Process.................     19%          21%
         Finished Goods and
            Purchased Parts..............     70%          68%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 87% of the Company's inventory at December 31, 2001 and 89% in 2000, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $4,417,000 and $3,233,000 as of December 31, 2001 and 2000, respectively. Material, labor and factory overhead costs are included in the inventories.

Property, Plant and Equipment
       Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and major renewals and improvements are capitalized.

       The cost of property, plant and equipment retired or otherwise disposed of is removed from the accounts, the accumulated depreciation is removed from related reserves, and the net gain or loss is reflected in income.

       The provisions for depreciation are based on the estimated useful lives of plant and equipment from the dates of acquisition and are calculated primarily using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives are:

                       Description                        Life
         ----------------------------------------    ----------------

         Buildings and Improvements..........        10 to 45 years
         Machinery and Equipment.............        3 to 15 years

Shipping and Handling Revenues and Costs
       Shipping and handling costs are recorded as costs of sales and the related billings are recorded as sales.

Reclassifications
       Certain reclassifications were made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

Earnings per Share
       The difference between basic and diluted earnings per share is attributable to the incremental shares to be issued under the Company's stock option plans, which totaled 255,308, 11,766 and 210,398 at December 31, 2001, 2000 and 1999, respectively.

(3) Leases and Rental Commitments

       Rental expenses charged to operations amounted to $7,314,000 in 2001, $4,934,000 in 2000 and $4,189,000 in 1999. The Company has future minimum rental commitments under operating leases as shown in the following table:

                   Year                (In Thousands of Dollars)
             ------------------    -----------------------------------

                   2002                          $4,164
                   2003                           3,081
                   2004                           2,926
                   2005                           2,227
                   2006                           1,847
                Thereafter                        2,037

--------------------------------------------------------------------------------

(4) Acquisitions

       On January 16, 2001, the Company acquired, for cash, selected assets of Philadelphia Gear Company, which now comprise the Company's spiral bevel gear product line. The purchased assets included inventory and selected machinery, equipment and tooling. The operating results and assets purchased are not material to the performance or financial position of the Company.

       On September 29, 2000, the Company acquired 100% of the stock of Leeson Electric Corporation, a private company, for approximately $260,000,000 in cash. During 2001, the purchase price allocation was finalized and resulted in an increase to goodwill of approximately $4,000,000. This resulted in approximately $86,000,000 of the purchase price being allocated to the net assets acquired, and the remaining $174,000,000 being recorded as goodwill. Leeson is a leading North American manufacturer and marketer of electric motors and related products. On June 29, 2000, the Company acquired the assets and liabilities of Thomson Technology, Inc. ("TTI") for approximately $10,000,000. TTI is a Vancouver, BC, Canada based manufacturer of power systems controls for the worldwide power generation market.

       On May 28, 1999, the Company purchased the Lincoln Motors business of Lincoln Electric Holdings, Inc., for a cash purchase price of approximately $32,100,000. Lincoln Motors manufactures and markets a line of AC electric motors from 1 horsepower to 800 horsepower.

--------------------------------------------------------------------------------

(5) Long-Term Debt and Bank Credit Facilities

                                                               (In Thousands of Dollars)
                                                                     December 31,
                                                       ------------------------------------------
Long-term debt consists of the following:                     2001                   2000
                                                       --------------------    ------------------

Revolving Credit Facility..........................             $342,000              $392,500
Other..............................................                3,787                 1,116
                                                       --------------------    ------------------
                                                                 345,787               393,616
Less-Current maturities............................                  120                   106
                                                       --------------------    ------------------
Noncurrent portion.................................             $345,667              $393,510
                                                       ====================    ==================

       The Company maintained at December 31, 2001, a $375,000,000 revolving credit facility which expires December 31, 2005 (the "Facility"). The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). These interest rates also vary with LIBOR. The Facility, as amended during 2001, restricts the payment of dividends to the current $.12 per quarter and also limits acquisitions for cash to $15 million for an individual acquisition and to $30 million in the aggregate. The Company has pledged in the amended Facility the stock of its major subsidiaries as security for this agreement. The stock pledge and the dividend and acquisition restrictions are subject to release if the Company's ratio of funded debt to EBITDA meets certain requirements. The Facility also includes various financial covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. The most restrictive financial covenant included in the Facility is the ratio of funded debt to EBITDA. This covenant ratio was 4.15 at December 31, 2001, but declines in future quarters throughout 2002 to 3.25 at December 31, 2002. The Company was in compliance with all financial covenants as of December 31, 2001.

       The average balance outstanding under the Facility in 2001 was $372,512,000. The average interest rate paid under the Facility in 2001 was 5.9% and was 4.2% at December 31, 2001. The Company had $30,200,000 of available borrowing capacity, after deducting approximately $2,800,000 for standby letters of credit, under the Facility at December 31, 2001. (See Management's Discussion and Analysis of Financial Statements, "Liquidity and Capital Resources").

       The Company also has other loans with a total balance outstanding of $3,787,000 at December 31, 2001. The largest is a $2,000,000 industrial development bond issue completed on September 6, 2001.

       Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt is not materially different from the carrying value.

       Maturities of long-term debt are as follows:

                 Year                    (In Thousands of Dollars)
          -------------------         ---------------------------------

                2002                                 $120
                2003                                  107
                2004                                  232
                2005                              342,222
                2006                                  678
                Thereafter                          2,428
                                               ----------
                Total                            $345,787
                                                 ========

--------------------------------------------------------------------------------

(6) Contingencies

       The Company is, from time to time, party to lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company's financial position or its results of operations.

--------------------------------------------------------------------------------

(7) Retirement Plans

       The Company has a number of retirement plans that cover most of its employees. The plans include defined contribution plans and defined benefit plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $3,329,000, $4,628,000 and $4,820,000 in 2001, 2000 and 1999, respectively.
Benefits provided under defined benefit plans are based, depending on the plan, on employees' average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit plans is in accordance with federal laws and regulations.

       Net periodic pension benefit costs for the defined benefit plans were as follows:

                                               (In Thousands of Dollars)
                                        ----------------------------------------
                                           2001          2000          1999
                                        -----------    ---------    ------------

Service cost......................         $1,330       $1,253       $1,375
Interest cost.....................          3,078        2,993        2,809
Expected return on plan assets....         (5,410)      (4,858)      (4,158)
Net amortization and deferral.....           (355)        (125)          58
                                        -----------    ---------    ------------
Net periodic (income) expense.....        $(1,357)       $(737)         $84
                                        ===========    =========    ============

       The following table presents a reconciliation of the funded status of the defined benefit plans using an assumed discount rate of 7.5% in 2001 and 2000, annual compensation increases of 3.75% in 2001 and 4.5% in 2000, and an assumed long-term rate of return on plan assets of 9.0% in 2001 and 2000.

                                                (In Thousands of Dollars)
                                               -----------------------------
                                                   2001            2000
                                               -------------    ------------
Change in projected benefit obligation:
Obligation at beginning of period.........        $41,042          $39,909
Service cost..............................          1,330            1,253
Interest cost.............................          3,078            2,993
Change in assumptions.....................           (882)          (1,293)
Plan amendments...........................            403              131
Benefits paid.............................         (1,863)          (1,951)
                                               -------------    ------------
Obligation at end of period...............         43,108           41,042
                                               -------------    ------------

Change in fair value of plan assets:
Fair value of plan assets at beginning
   of period..............................         60,844           60,601
Actual (loss) return on plan assets.......        (11,582)           1,827
Employer contributions....................            282              367
Benefits paid.............................         (1,863)          (1,951)
                                               -------------    ------------
Fair value of plan assets at end of
   period.................................         47,681           60,844
                                               -------------    ------------

Funded status.............................          4,573           19,802

Unrecognized net actuarial loss
   (gain)..................................         3,251          (13,289)
Unrecognized prior service costs...........         1,252              924
                                               -------------    ------------
Net amount recognized......................        $9,076           $7,437
                                               =============    ============

Amounts recognized in balance sheets:
     Prepaid benefit cost..................       $11,077          $10,728
     Accrued benefit liability.............        (3,906)          (3,291)
     Intangible asset......................           376               --
     Accumulated other
        comprehensive loss.................         1,529               --
                                               -------------    ------------
     Net amount recognized.................        $9,076           $7,437
                                               =============    ============

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $7,740,000, $7,699,000 and $4,094,000, respectively, as of December 31, 2001, and $3,105,000, $3,054,000 and $0,
respectively, as of December 31, 2000.

--------------------------------------------------------------------------------

(8) Shareholders' Investment

       The Company has one stock option plan available for new grants to officers, directors and key employees, the 1998 Stock Option Plan, as amended. Additionally, the Company's 1991 Flexible Stock Incentive Plan and 1987 Stock Option Plan, which have expired as to new grants, have shares previously granted remaining outstanding. Options under all the plans were granted at prices that equaled the market value on the date of the grant and with a maximum term of 10 years from the date of grant. Options vest over various periods up to 10 years. A summary of the Company's three stock option plans follows:

                                                           At December 31, 2001
                                          --------------------------------------------------------
                                              1987 Plan           1991 Plan           1998 Plan
                                          ---------------    -----------------    ----------------
Total Plan shares.....................          450,000            1,000,000          1,000,000
Options granted.......................          449,850              762,882            705,400
Options outstanding...................           38,700              731,324            690,100
Options available for grant...........               --                   --            294,600

       A summary of the status of the Company's three stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                         2001                          2000                           1999
                              ---------------------------    --------------------------     --------------------------
                                              Weighted                      Weighted                       Weighted
                                              Average                       Average                        Average
                                              Exercise                      Exercise                       Exercise
                                Shares          Price          Shares         Price           Shares         Price
                              -----------     -----------    -----------    -----------     -----------    -----------
Outstanding at beginning
   of year.................   1,477,718           $18.01     1,430,682         $18.47         839,018         $14.18
Granted....................      41,850            18.71       134,750          18.14         705,700          22.65
Exercised..................     (26,194)            7.52       (26,018)          6.97         (78,336)          9.33
Forfeited..................     (33,250)           21.28       (61,696)         22.61         (35,700)         23.43
                              -----------     -----------    -----------    -----------     -----------    -----------
Outstanding at end of year.   1,460,124           $18.49     1,477,718         $18.01       1,430,682         $18.47

Options exercisable at
   year-end................     889,824                        865,968                        656,265

       The following table provides information on the three Plans at various exercise price ranges:

                                                                  Range of Exercise Prices
                                       -------------------------------------------------------------------------------
                                       $7.18-$10.78     $10.79-$16.18    $16.19-$24.27     $24.28-$32.44     Total
                                       -------------    -------------    -------------     -----------    ------------
Options outstanding at 12/31/01            355,510           34,464          963,300          106,850       1,460,124

Options exercisable at 12/31/01            355,510           29,464          401,000          103,850         889,824

       The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share ("EPS") would have been reduced to the following pro-forma amounts:

                                                                  (In Thousands, Except Per Share Data)
                                                     -----------------------------------------------------------------
                                                             2001                   2000                  1999
                                                     ---------------------    ------------------    ------------------
Net income:
     As Reported................................                  $19,590               $33,771               $38,067
     Pro Forma..................................                  $18,886               $33,018               $36,532
Earnings Per Share
     As Reported................................                     $.94                 $1.61                 $1.82
     Pro Forma..................................                     $.91                 $1.57                 $1.74
Earnings Per Share - Assuming Dilution
     As Reported................................                     $.93                 $1.61                 $1.80
     Pro Forma..................................                     $.89                 $1.57                 $1.73

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.1%, 6.3% and 5.4%; expected dividend yield of 2.5% for all years; expected option lives of 7.0 for all years; expected volatility of 33% in both 2001 and 2000, and 32% in 1999.

       On January 28, 2000, the Board of Directors approved a Shareholder Rights Plan (the "Plan"). Pursuant to this Plan, one common share purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Company's common stock at a price of $60 per share (equivalent to $30 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires, or announces an offer for, 15% or more of the Company's common stock. In this event, each right will thereafter entitle the holder to purchase, at the right's then-current exercise price, common stock of the Company or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice the full share exercise price. The rights may be redeemed by the Company at a price of one-tenth of one cent per right at any time prior to the time a person or group acquires 15% or more of the Company's common stock. The rights expire on January 28, 2010, unless otherwise extended.

       The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 31, 2001, the Company repurchased 159,900 shares at an average purchase price of $17.06 per share. Management ceased repurchases in January 2001.

--------------------------------------------------------------------------------

(9) Income Taxes

       Earnings before income taxes consisted of the following:

                                           (In Thousands of Dollars)
                                  ---------------------------------------------
                                      2001            2000            1999
                                  -------------    -----------    -------------

United States................         $30,213        $55,879          $62,143
Foreign......................           3,829            671            1,111
                                  -------------    -----------    -------------
Total........................         $34,042        $56,550          $63,254
                                  =============    ===========    =============

       The provision for income taxes is summarized as follows:

                                           (In Thousands of Dollars)
                                  --------------------------------------------
                                      2001             2000           1999
                                  --------------    -----------    -----------

Current
     Federal.................          $9,155          $12,858       $20,594
     State...................           1,186            1,995         2,321
     Foreign.................           1,097              248           620
                                  --------------    -----------    -----------
                                       11,438           15,101        23,535
Deferred.....................           3,014            7,678         1,652
                                  --------------    -----------    -----------
                                      $14,452          $22,779       $25,187
                                  ==============    ===========    ===========

       A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

                                        2001             2000           1999
                                    --------------    -----------    -----------

Federal statutory tax rate........     35.0%             35.0%           35.0%
State income taxes, net of
   federal benefit................      2.3               2.5             3.0
Nondeductible goodwill
   amortization...................      4.0               2.4             2.3
Other, net........................      1.2                .4             (.5)
                                    --------------    -----------    -----------
Effective tax rate................     42.5%             40.3%           39.8%
                                    ==============    ===========    ===========

       Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability as of December 31, 2001 of $34,602,000 is classified on the consolidated balance sheet as a current income tax benefit of $8,420,000 and a long-term deferred income tax liability of $43,022,000. The December 31, 2000 net deferred tax liability was $31,588,000, consisting of a current income tax benefit of $9,475,000 and a long-term deferred income tax liability of $41,063,000. The components of this net deferred tax liability are as follows:

                                            (In Thousands of Dollars)
                                                   December 31
                                           -----------------------------
                                              2001             2000
                                           ------------     ------------

Federal operating loss carry forward...      $    277          $    401
Accrued employee benefits..............         1,349             1,495
Bad debt reserve.......................           768               443
Warranty reserve.......................           682             1,067
Other..................................           215             2,542
                                           ------------     ------------
     Deferred tax assets...............         3,291             5,948

Property related.......................       (29,121)          (29,643)
Inventory..............................        (4,935)           (3,608)
Other..................................        (3,837)           (4,285)
                                           ------------     ------------
     Deferred tax liabilities..........       (37,893)          (37,536)
                                           ------------     ------------
Net deferred tax liability.............      $(34,602)         $(31,588)
                                           ============     ============

--------------------------------------------------------------------------------

(10) Industry Segment Information

       The Company's reportable segments are strategic businesses that offer different products and services. The Company has two such reportable segments:
Mechanical Group and Electrical Group. The Mechanical Group produces mechanical speed reducers and related products for sale to original equipment manufacturers and distributors. The Electrical Group produces electric motors, power generation equipment and related products for sale to original equipment manufacturers and distributors.

       The Company evaluates performance based on the segments' income from operations. Corporate costs have been allocated to each Group based primarily on the net sales of each Group. The reported net sales of each segment are solely from external customers. No single customer accounts for 10% or more of the Company's net sales.

       The Company's products manufactured and sold outside the United States were approximately 8%, 4% and 3% of net sales in 2001, 2000 and 1999, respectively. Export sales from U.S. operations were approximately 6% of net sales in 2001, 6% in 2000 and 7% in 1999.

       Pertinent data for each industry segment in which the Company operated for the three years ended December 31, 2001 is as follows:

                                                             (In Thousands of Dollars)
                              ----------------------------------------------------------------------------------------
                                                                                                        Depreciation
                                                 Income From       Identifiable         Capital              and
                               Net Sales          Operations          Assets         Expenditures       Amortization
                              -------------     ---------------    --------------    --------------     --------------
2001
Mechanical Group...........     $206,615            $15,872          $125,201            $5,110             $8,824
Electrical Group...........      456,956             40,188           621,398(A)         10,316             22,974
                              -------------     ---------------    --------------    --------------     --------------
Total REGAL-BELOIT.........     $663,571            $56,060          $746,599           $15,426            $31,798
                              =============     ===============    ==============    ==============     ==============

2000
Mechanical Group...........     $244,249            $30,794          $142,145            $6,515             $9,663
Electrical Group...........      353,954             40,814           650,262(A)         10,479             15,886
                              -------------     ---------------    --------------    --------------     --------------
Total REGAL-BELOIT.........     $598,203            $71,608          $792,407           $16,994            $25,549
                              =============     ===============    ==============    ==============     ==============

1999
Mechanical Group...........     $254,967            $35,732          $145,391            $4,257            $10,910
Electrical Group...........      295,694             36,708           362,774(A)          7,165             12,142
                              -------------     ---------------    --------------    --------------     --------------
Total REGAL-BELOIT.........     $550,661            $72,440          $508,165           $11,422            $23,052
                              =============     ===============    ==============    ==============     ==============

(A)    Includes $312,735 in 2001, $316,295 in 2000 and $143,314 in 1999 of
       goodwill relating to Electrical Group acquisitions.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its accountants subject to disclosure by Item 304 of Regulation S-K nor has it had a change of accountants within the last two fiscal years.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2002, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 9 of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

Information required by Item 402 of Regulation S-K is included under the captions "Other Information about the Board" and "Compensation" of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2002, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference; provided, however, that the subsection entitled "Report of Compensation Committee on Annual Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required pursuant to Item 403 of Regulation S-K is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2002, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information required pursuant to Item 404 of Regulation S-K is included under the caption "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2002, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K

(a) 1. Financial statements - The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

    2. Financial statement schedules - The financial statement schedules listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

    3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K

       On February 11, 2002, the Company filed a current report on Form 8-K pertaining to the action filed against the Company and its Ohio Gear division in the United States District Court for the Central District of Illinois. The plaintiffs in the litigation allege that in 1998 and 1999 Ohio Gear supplied defective differential assemblies that were used in transaxles manufactured by the plaintiffs.

       On February 1, 2002, the Company filed a current report on Form 8-K, attaching as exhibits Management's Discussion and Analysis of Financial Statements, Selected Financial Information and the audited Consolidated Financial Statements of the Company relating to the year ended December 31, 2001. Also filed was the form of Second Amendment and Waiver, dated as of January 31, 2001, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent.

       On January 29, 2002, the Company filed a current report on 8-K, attaching as an exhibit a Company press release disclosing, among other things, the Company's fourth quarter and year-end financial results for the reporting periods ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGAL-BELOIT CORPORATION



                                        By:  /s/  Kenneth F. Kaplan
                                             -----------------------------------
                                             Kenneth F. Kaplan
                                             Vice President, Chief Financial
                                             Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/  James L. Packard            Chairman, President, Chief       March 27, 2002
---------------------------      Executive Officer and
James L. Packard                 Director


/s/  Kenneth F. Kaplan           Vice President, Chief            March 27, 2002
---------------------------      Financial Officer and
Kenneth F. Kaplan                Secretary (Principal
                                 Accounting & Financial
                                 Officer)

/s/  Henry W. Knueppel           Executive Vice President         March 27, 2002
---------------------------      and Director
Henry W. Knueppel

/s/  John A. McKay               Director                         March 27, 2002
---------------------------
John A. McKay

/s/  John M. Eldred              Director                         March 27, 2002
---------------------------
John M. Eldred

/s/  J. Reed Coleman             Director                         March 27, 2002
---------------------------
J. Reed Coleman

/s/  Frank Bauchiero             Director                         March 27, 2002
---------------------------
Frank Bauchiero

                            REGAL-BELOIT CORPORATION

                          Index to Financial Statements
                        and Financial Statement Schedule


The following documents are incorporated by reference as part of this report:

                                                                      Page(s) In
                                                                       Form 10-K
(1)     Financial Statements:
        Report of Independent Public Accountants.......................   16
        Consolidated Statements of Income for the three years
          ended December 31, 2001, 2000 and 1999.......................   17
        Consolidated Balance Sheets at December 31, 2001 and 2000......   18
        Consolidated Statements of Cash Flows for the three years
          ended December 31, 2001, 2000 and 1999.......................   19
        Consolidated Statements of Shareholders' Investment for
          the three years ended December 31, 2001, 2000 and 1999.......   20
        Notes to Consolidated Financial Statements.....................   21-30


                                                                      Page(s) In
                                                                      Form 10-K
(2)     Financial Statement Schedule:
        Report of Independent Public Accountants on Financial
          Statement Schedule...........................................   34
        For the three years ended December 31, 2001, Schedule II -
          Valuation and Qualifying Accounts............................   35




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    Report of Independent Public Accountants



We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Regal-Beloit Corporation in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 29, 2002

                                                                     SCHEDULE II


                            REGAL-BELOIT CORPORATION


                        VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts:

                                                            (In Thousands of Dollars)

                                    ---------------------------------------------------------------------------

                                       Balance        Provision     Write-offs      Additions,      Balance
                                      Beginning       (Credits)       Net of        Related to        End
                                       of Year       For Losses     Recoveries     Acquisition      of Year
                                       -------       ----------     ----------     -----------      -------

Year Ended December 31, 2001         $    2,031      $    912       $    (710)     $      -0-     $    2,233

Year Ended December 31, 2000         $    1,758      $    554       $    (809)     $      528     $    2,031

Year Ended December 31, 1999         $    1,851      $     (9)      $     (84)     $      -0-     $    1,758


                                 Exhibits Index

Exhibit Number                         Exhibit Description

       2.1 Agreement and Plan of Merger among the Registrant, Regal-Beloit Acquisition Corp., and Marathon Electric Manufacturing Corporation dated as of February 26, 1997, as amended and restated March 17, 1997 and March 26, 1997. [Incorporated by reference to Exhibit 2.1 to Regal-Beloit Corporation's Current Report on Form 8-K dated April 10, 1997]

       2.2 Stock Purchase Agreement, dated as of August 7, 2000, as amended by First Amendment to Stock Purchase Agreement, dated as of September 29, 2000, among Regal-Beloit Corporation, LEC Acquisition Corp., Leeson Electric Corporation ("Leeson") and Leeson's Shareholders. [Incorporated by reference to Exhibit 2 to Regal-Beloit Corporation's Current Report on Form 8-K dated October 13, 2000]

       3.1 Articles of Incorporation of the Registrant [Incorporated by reference to Exhibit B to Regal-Beloit Corporation's Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders]

       3.2 Bylaws of the Registrant [Incorporated by reference to Exhibit C to Regal-Beloit Corporation's Definitive Proxy Statement on
              Schedule 14A for the 1994 Annual Meeting of Shareholders]

       4.1 Articles of Incorporation and Bylaws of the Registrant [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]

       4.2 Rights Agreement, dated as of January 28, 2000, between Regal-Beloit Corporation and BankBoston, N.A. [Incorporated by reference to Exhibit 4.1 to Regal-Beloit Corporation's Registration Statement on Form 8-A (Registration No. 1-7283) filed January 31, 2000]

       4.3 Credit Agreement, dated as of September 29, 2000, among Regal-Beloit Corporation, M&I Marshall & Ilsley Bank, as Administrative Agent, and Swing Line Bank, Bank of America, N.A., as Documentation and Syndication Agent, Banc of America Securities LLC, Lead Arranger and Book Manager and each of the Banks Party to the Credit Agreement [Incorporated by reference to Exhibit 4 to Regal-Beloit Corporation's Current Report on Form 8-K dated October 13, 2000]

       4.4 First Amendment, dated as of June 29, 2001, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent [Incorporated by reference to Exhibit 1 to Regal-Beloit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

Exhibit Number                         Exhibit Description

       4.5 Second Amendment and Waiver, dated as of January 31, 2002, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent [Incorporated by reference to Exhibit 99.4 to Regal-Beloit Corporation's Current Report on Form 8-K dated February 1, 2002]

       10.1* Short-Term Incentive Compensation Plan, as amended [Incorporated by reference to Exhibit 10.1 to Regal-Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 1992]

       10.3* 1987 Stock Option Plan [Incorporated by reference to Exhibit 10.3 to Regal-Beloit Corporation's Registration Statement on Form S-1 (Registration No. 33-25363) dated November 4, 1988]

       10.4*  1991 Flexible Stock Incentive Plan [Incorporated by reference to
              Exhibit 10.4 to Regal-Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 1992]

       10.5* Form of Change of Control Agreement between Regal-Beloit Corporation and each of Henry W. Knueppel and Kenneth F. Kaplan [Incorporated by reference to Exhibit 10.5 to Regal-Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 1997]

       10.6* Addendum to Change of Control Agreement effective as of April 21, 1998 [Incorporated by reference to Exhibit 10.5(a) to Regal-Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 1998]

       10.7* Disability Insurance Agreement between Regal-Beloit Corporation and Continental Casualty Company [Incorporated by reference to
              Exhibit 10.6 to Regal-Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 1992]

       10.8* 1998 Stock Option Plan, as amended [Incorporated by reference to Regal-Beloit Corporation's Registration Statement on Form S-8 (File No. 333-84779)]

       10.9* Key Executive Employment and Severance Agreement, dated as of June 18, 2001, between James L. Packard and Regal-Beloit Corporation

       21     Subsidiaries of Regal-Beloit Corporation

       23     Consent of Independent Public Accountants

       99.1 Regal-Beloit Corporation Letter to the Securities and Exchange Commission regarding representations from Arthur Andersen LLP

   99.2 Proxy Statement of Regal-Beloit Corporation for the 2002 Annual Meeting of Shareholders

                [The Proxy Statement for the 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

 ------------------------
*      A management contract or compensatory plan or arrangement.