Form 10-Q
period 2002-03-31
REGAL BELOIT CORP
filed 2002-05-01
CIK 82811

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002
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

25,001,185 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended March 31, 2002

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Condensed Balance Sheets	3
Statements of Income	4
Condensed Statements of Cash Flows	5
Notes to Financial Statements	6 - 7

Item 2 - Management's Discussion and Analysis of Financial	7 - 9
Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	9 - 10

Signature	10

PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED BALANCE SHEETS
(In Thousands of Dollars)

Item I. Financial Statements ASSETS	(Unaudited) March 31, 2002	(From Audited Statements) Dec. 31, 2001
Current Assets:
Cash and Cash Equivalents	$5,675	$6,629
Receivables, less reserves of $1,883 in 2002 and $2,233 in 2001	87,588	80,595
Inventories	124,477	132,272
Other Current Assets	13,201	12,003
Total Current Assets	230,941	231,499
Property, Plant and Equipment at Cost	338,975	337,481
Less - Accumulated Depreciation	(157,620)	(152,608)
Net Property, Plant and Equipment	181,355	184,873
Goodwill	312,735	312,735
Other Noncurrent Assets	18,730	17,492
Total Assets	$743,761	$746,599
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$ 28,722	$ 28,429
Federal and State Income Taxes	3,549	1,848
Other Current Liabilities	38,202	40,178
Total Current Liabilities	70,473	70,455
Long-Term Debt	249,637	345,667
Deferred Income Taxes	43,016	43,022
Other Noncurrent Liabilities	5,354	5,304
Minority Interest in Consolidated Subsidiary	2,058	2,001
Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized,
25,001,185 issued in 2002 and 20,877,249 issued in 2001	250	210
Additional Paid-In Capital	131,994	41,967
Less-Treasury Stock, at cost, 159,900 Shares in 2002 and in 2001	(2,727)	(2,727)
Retained Earnings	247,845	244,564
Accumulated Other Comprehensive Loss	(4,139)	(3,864)
Total Shareholders' Investment	373,223	280,150
Total Liabilities and Shareholders' Investment	$743,761	$746,599
See accompanying notes.

REGAL-BELOIT CORPORATION
STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited) Three Months Ended March 31,
	2002	2001
Net Sales	$ 150,380	$ 177,122
Cost of Sales	114,054	131,971
Gross Profit	36,326	45,151
Operating Expenses	23,765	27,991
Income From Operations	12,561	17,160
Interest Expense	3,469	7,124
Interest Income	20	51
Income Before Taxes	9,112	10,087
Provision For Income Taxes	3,324	4,245
Net Income	$ 5,788	$ 5,842
Per Share of Common Stock:
Earnings Per Share	$ .27	$ .28
Earnings Per Share - Assuming Dilution	$ .27	$ .28
Cash Dividends Declared	$ .12	$ .12
Average Number of Shares Outstanding	21,663,170	20,862,631
Average Number of Shares-Assuming Dilution	21,758,905	21,110,000

See accompanying notes.

REGAL-BELOIT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	(Unaudited) Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,788	$ 5,842
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation, amortization and deferred income taxes	5,706	8,035
Change in assets and liabilities:
Current assets, other than cash	(1,550)	111
Current liabilities, other than notes payable	78	467
Net cash provided from operating activities	$ 10,022	$ 14,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,081)	(3,781)
Business acquisitions	-0-	(2,979)
Sale of property, plant and equipment	139	55
Other, net	(549)	3,486
Net cash used in investing activities	(2,491)	(3,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	89,943	-0-
Repayment of long-term debt	(96,029)	(7,522)
Repurchase of common stock	-0-	(1,042)
Dividends paid to shareholders	(2,505)	(2,509)
Other, net	124	98
Net cash used in financing activities	(8,467)	(10,975)
EFFECT OF EXCHANGE RATE ON CASH	(18)	(45)
Net increase in cash and cash equivalents	(954)	216
Cash and cash equivalents at beginning of period	6,629	2,612
Cash and cash equivalents at end of period	$ 5,675	$ 2,828
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$ 3,620	$ 7,356
Income taxes	$ 913	$ 505

See accompanying notes.

REGAL-BELOIT CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

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

2. INVENTORIES

Cost for approximately 86% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	March 31, 2002	December 31, 2001
Raw Material	11%	11%
Work-in Process	18%	19%
Finished Goods	71%	70%

3. COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended March 31, 2002, the impact was $277,000 of expense resulting in net comprehensive income of $5,511,000 for the quarter. The impact in the first quarter of 2001 was $1,069,000 of expense resulting in net comprehensive income of $4,773,000.

4. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.
	(In Thousands of Dollars)
	Mechanical Group First Quarter		Electrical Group First Quarter
	2002	2001	2002	2001
Net Sales	$46,274	$55,130	$104,106	$121,992
Income from Operations	$ 3,806	$ 6,009	$ 8,755	$ 11,151
Income from Operations as a % of Net Sales	8.2%	10.9%	8.4%	9.1%

Item 2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to "we", "us" or "our" refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

RESULTS OF OPERATIONS

Our net sales were $150,380,000 in the first quarter of 2002, 15.1% below net sales of $177,122,000 in the first quarter of 2001. Net sales of our Electrical Group and Mechanical Group were 14.7% below and 16.1% below, respectively, net sales in the first quarter of 2001. Our decrease in sales was due primarily to the impact of the U.S. economic recession, which led to weak product demand across most of our markets. (See Note 4 to the accompanying financial statements for our business segment data.)

Gross profit decreased 19.5% in the first quarter of 2002 to $36,326,000 from $45,151,000 in the first quarter of 2001. The decrease was due primarily to our lower net sales in 2002. Our gross profit margin decreased to 24.2% of net sales in the first quarter of 2002 from 25.5% in comparable 2001. We lowered our production levels in both the Electrical Group and Mechanical Group to reduce inventories as 2001 progressed. The lower production levels in the first quarter of 2002 were the primary reason for the decrease in gross profit margin from the 2001 first quarter.

Operating expenses in the first quarter of 2002 decreased $4,226,000 (15.1%) from last year's first quarter. Approximately one half of this reduction was due to our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated amortization of goodwill, all of such goodwill amortization having been in the Electrical Group. The other half of the reduction was due to lower spending in the areas of selling, general and administrative expenses in both the Electrical and Mechanical Groups.

Income from operations in 2002's first quarter of $12,561,000 was 26.8% lower than $17,160,000 in the first quarter of 2001. As a percent of net sales income from operations declined from 9.7% in the first quarter of 2001 to 8.4% this year, due to our lower gross profit margin.

Our interest expense declined 51.3% to $3,469,000 in 2002 from $7,124,000 in last year's first quarter. Lower interest rates in the United States and reductions we made in our outstanding debt accounted for the large decrease in interest. Our effective tax rate is also much lower this year versus last, at 36.5% in the first quarter this year as compared to 42.1% in 2001's first quarter. The elimination of goodwill amortization, nearly half of which was not tax deductible, accounted for the majority of the lower tax rate this year.

Our net income earned in the first quarter of 2002 was $5,788,000, or $.27 per diluted share, as compared to $5,842,000, or $.28 per diluted share, in the first quarter of 2001. Our first quarter 2002 earnings per share benefited by approximately $.08 due to the elimination of goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital of $160,468,000 at March 31, 2002, was approximately the same as at year-end 2001. Current ratio, however, improved from 3.1:1 at December 31, 2001 to 3.3:1 at the end of the first quarter of 2002.

We generated $10,022,000 of cash flow from operations during 2002's first quarter, as compared to $14,455,000 in comparable 2001. We reduced inventories $7,795,000 during the first quarter this year, which was the largest factor in the positive operating cash flow. However, a $6,993,000 increase in accounts receivable in the first quarter 2002, due to increasing sales from the fourth quarter of 2001, offset much of the cash from the inventory reduction. The result was that the first quarter's net income and depreciation accounted for the operating cash flow. Our capital expenditures in the first quarter this year were $2,081,000, though we still expect capital spending for all of 2002 to approach the upper teens to $20,000,000. Outstanding commitments for future capital expenditures at March 31, 2002 were approximately $1,100,000.

On March 12, 2002, we completed a secondary public offering of 4,109,985 shares of our common stock including the sale of 536,085 shares from the exercise of the underwriters' over-allotment option. The net proceeds of the shares were approximately $90,000,000, which was used to repay a like amount of our outstanding debt. During the first quarter of 2002, we also repaid an additional $6,030,000 of outstanding debt. As of March 31, 2002, our outstanding debt was $249,637,000, a decrease of $96,030,000 from $345,667,000 at year-end 2001. Our shareholders' investment rose from $280,150,000 at December 31, 2001 to $373,223,000 at March 31, 2002, after paying $2,505,000 in dividends to our shareholders during the quarter.

Our primary financing source is our $350,000,000 long-term revolving credit facility that expires on December 31, 2005. Our credit facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of March 31, 2002. At March 31, 2002, we had $246,000,000 outstanding under this credit facility. After deductions for outstanding letters of credit and financial covenant limits, we had approximately $76,000,000 of available borrowing capacity at March 31, 2002. We believe we will be able to satisfy the financial ratios and tests specified in our credit facility for the foreseeable future. We also believe that the combination of borrowing availability under our credit facility and operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of our outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors. Investors are directed to our documents, such as our Annual Report on Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
Exhibit Number	Exhibit Description
3.1	Amendment to Bylaws of Registrant: Section 3.02 of Bylaws was amended on January 25, 2002, to read as follows: "The term of office of any person serving as a Director shall terminate on the day and hour of the Annual Shareholders Meeting next following the attainment of age 70, except for those Directors elected prior to April 23, 1993. The term of office for Directors elected prior to 1993 shall terminate on the day and hour of the Annual Shareholders Meeting next following the attainment of age 72. The vacancy created as a result of a sitting Director being disqualified by age shall be filled in accordance with Article V (c) of the Articles of Incorporation."
3.2	Bylaws of the Registrant, as amended.
b) Reports on Form 8-K
On January 29, 2002, the Company filed a current report on Form 8-K, attaching as an exhibit a Company press release disclosing, among other things, the Company's fourth quarter and year-end financial results for the reporting periods ended December 31, 2001.
On February 1, 2002, the Company filed a current report on Form 8-K, attaching as exhibits Management's Discussion and Analysis of Financial Statements, Selected Financial Information and the audited Consolidated Financial Statements of the Company relating to the year ended December 31, 2001. Also filed was the form of Second Amendment and Waiver, dated as of January 31, 2002, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent.

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

DATE: May 1, 2002