Form 10-Q
period 2002-06-30
REGAL BELOIT CORP
filed 2002-08-14
CIK 82811

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2002

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

25,012,851 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION
FORM 10-Q
For Quarter Ended June 30, 2002

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
3
Consolidated Statements of Income
4
Condensed Consolidated Statements of Cash Flows
5
Notes to Consolidated Financial Statements
6 - 7

Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations
7 - 9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
9

PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders
10

Item 6 - Exhibits and Reports on Form 8-K
10

Signature
11

PART I

FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

Item 1. Financial Statements		(From Audited
ASSETS
	(Unaudited)	Statements)
	June 30, 2002	Dec. 31, 2001
Current Assets:
Cash and Cash Equivalents
	$ 4,210	$ 6,629
Receivables, less reserves of $1,589 in 2002

and $2,233 in 2001
	88,802	80,595
Inventories
	122,119	132,272
Other Current Assets
	13,214	12,003
Total Current Assets
	228,345	231,499

Property, Plant and Equipment at Cost	341,415	337,481
Less - Accumulated Depreciation
	(163,194)	(152,608)
Net Property, Plant and Equipment
	178,221	184,873

Goodwill	312,735	312,735
Other Noncurrent Assets	19,554	17,492
Total Assets
	$738,855	$746,599

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Accounts Payable
	$ 33,467	$ 28,429
Federal and State Income Taxes
	6,290	1,848
Other Current Liabilities
	38,468	40,178
Total Current Liabilities
	78,225	70,455

Long-Term Debt	231,310	345,667
Deferred Income Taxes	43,037	43,022
Other Noncurrent Liabilities	7,512	7,305

Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares

     authorized, 25,012,351 issued in 2002 and

     20,877,249 issued in 2001
	250	209
Additional Paid-In Capital
	131,979	41,968
Less - Treasury Stock, at cost, 159,900 Shares in

2002 and in 2001
	(2,727)	(2,727)
Retained Earnings
	251,827	244,564
Accumulated Other Comprehensive Loss
	(2,558)	(3,864)
Total Shareholders' Investment
	378,771	280,150
Total Liabilities and Shareholders'
Investment
	$738,855	$746,599

See accompanying notes.

REGAL-BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net Sales	$ 154,907	$ 171,946	$ 305,287	$ 349,068

Cost of Sales	116,923	129,117	230,977	261,088

Gross Profit
	37,984	42,829	74,310	87,980

Operating Expenses	24,777	28,095	48,542	56,086

Income From Operations
	13,207	14,734	25,768	31,894

Interest Expense	2,393	5,692	5,862	12,816

Interest Income	6	28	26	79

Income Before Taxes
	10,820	9,070	19,932	19,157

Provision For Income Taxes	3,783	3,786	7,107	8,031

Net Income
	$ 7,037	$ 5,284	$ 12,825	$ 11,126

Per Share of Common Stock:

Earnings Per Share
	$ .28	$ .25	$ .55	$ .53

Earnings Per Share - Assuming Dilution	$ .28	$ .25	$ .55	$ .53

Cash Dividends Declared
	$ .12	$ .12	$ .24	$ .24

Average Number of Shares Outstanding	25,009,369	20,866,423	23,336,270	20,864,538
Average Number of Shares-Assuming
Dilution
	25,244,830	21,127,604	23,501,868	21,118,802

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
	$ 12,825	$ 11,126
Adjustments to reconcile net income to net cash

provided from operating activities:

Depreciation, amortization and
deferred income taxes
	11,738	15,887
Change in assets and liabilities:

          Current assets, other than cash
	1,082	12,891
Current liabilities, other than notes payable
	6,902	(4,027)
                       Net cash provided from operating                             activities
	32,547	35,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment
	(4,213)	(7,475)
Business acquisitions
	--	(2,979)
Sale of property, plant and equipment
	150	593
Other, net
	(1,652)	3,972
   Net cash used in investing activities
	(5,715)	(5,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Offering
	89,843	--
Repayment of long-term debt
	(114,357)	(22,552)
Repurchase of common stock
	--	(1,042)
Dividends paid to shareholders
	(5,039)	(5,013)
Other, net
	208	137
Net cash used in financing activities
	(29,345)	(28,470)

EFFECT OF EXCHANGE RATE ON CASH	94	(38)

Net increase (decrease) in cash and cash      equivalents
	(2,419)	1,480
Cash and cash equivalents at beginning of period
	6,629	2,612
Cash and cash equivalents at end of period
	$ 4,210	$ 4,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:

Interest
	$ 6,035	$ 13,164

Income taxes
	$ 1,818	$ 1,561

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

2.    INVENTORIES

Cost for approximately 86% of the Company's inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	June 30, 2002	December 31, 2001
Raw Material	12%	11%
Work In Process	20%	19%
Finished Goods	68%	70%

3. COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. This translation adjustment relates to valuing assets and liabilities of non-U.S. operations, accounted for in their country's local currencies, in U.S. dollars. As exchange rates fluctuate, comprehensive income or expense occurs. For the quarter ended June 30, 2002, the impact was $1,581,000 of income resulting in net comprehensive income of $8,618,000 for the quarter. The impact in the second quarter of 2001 was $390,000 of income resulting in net comprehensive income of $5,674,000. In the first six months of 2002 the impact is income of $1,306,000 resulting in net comprehensive income of $14,130,000. The impact in the first six months of 2001 was $679,000 of expense resulting in net comprehensive income of $10,447,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In connection with the adoption of SFAS 142, the Company performed the first step of the transitional goodwill impairment test. The Company concluded that there was no impairment of goodwill due to the initial application of SFAS 142. The following reconciles the net income and earnings per share impact that would have resulted for the three and six month periods ended June 30, 2001 if SFAS 142 would have been adopted effective January 1, 2001.

	Three Months Ended			Six Months Ended
	June 30, 2001			June 30, 2001
	Net Income ($000)	Basic Earnings per Share	Diluted Earnings per Share	Net Income ($000)	Basic Earnings per Share	Diluted Earnings per Share
As reported	$5,284	$.25	$.25	$11,126	$.53	$.53
Goodwill amortization	1,675.08		.08	3,350.16		.16

Pro-forma giving effect for SFAS 142	$6,959	$.33	$.33	$11,476	$.69	$.69

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Second Quarter		Six Months		Second Quarter		Six Months
	2002	2001	2002	2001	2002	2001	2002	2001
Net Sales	$48,567	$52,258	$94,841	$107,388	$106,340	$119,688	$210,446	$241,680
Income from Operations	$ 3,993	$ 3,153	$ 7,799	$ 9,162	$ 9,214	$ 11,581	$ 17,969	$ 22,732

Income from Operations as a % of Net Sales	8.2%	6.0%	8.2%	8.5%	8.7%	9.7%	8.5%	9.4%

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Unless the context requires otherwise,references in this Item 2 to "we" or "our" refer collectively to REGAL-BELOIT Corporation and its subsidiaries.
OVERVIEW

Despite reporting increased sequential and year over year earnings improvements and very strong cash flow, we were not pleased with our second quarter results. While earnings were within our projected range of $.28 to $.32 per share on our expanded share base (see Liquidity and Capital Resources), sales and therefore earnings did not develop as expected. While both our mechanical and electrical segments experienced less than expected sales, the Electrical Group was impacted significantly by a slowdown in large generator and control sales.

We expect this to be a temporary situation in view of the overall dynamics in this business. In total our markets continue to be sluggish and overserved, leading to increased pricing pressure. Fortunately, our continued cost reduction efforts, including plant consolidations, productivity improvements, warehousing and logistics and material cost improvements more than offset these market issues.

RESULTS OF OPERATIONS

Our net sales in the second quarter of 2002 were $154,907,000, 9.9% below net sales of $171,946,000 in the second quarter of 2001. For the six months ended June 30, 2002, our net sales were $305,287,000, a 12.5% decrease from net sales of $349,068,000 in the first half of 2001. Our lower sales were due primarily to the impact of the U.S. economic recession, which led to weak product demand across most of our markets. Net sales in the second quarter of 2002 were 3.0% higher than the first quarter of 2002, though below our expectations, as the expected recovery in our markets did not occur in any material way. (See Note 5 to the accompanying financial statements for our business segment data.)

Gross profit was $37,984,000 in the second quarter of 2002, 11.3% lower than the second quarter of 2001, and was $74,310,000 in the first half of 2002, a 15.5% decrease from comparable 2001. The decreases were due primarily to our lower net sales in 2002. Our gross profit margin decreased to 24.5% of net sales in the second quarter and 24.3% of net sales in the first half of 2002, as compared to 24.9% and 25.2% in the comparable periods of 2001, respectively. The lower gross profit margins were due primarily to decreasing our production levels to reduce our inventories during this extended period of weak market demand.

Operating expenses of $24,777,000 in the second quarter and $48,542,000 in the first six months of 2002 were 11.8% and 13.5% lower than in the comparable periods of 2001. Approximately one-half of these reductions were due to our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated amortization of goodwill, all of which was in our Electrical Group. The other half of the reduction was due to lower spending in the areas of selling, general and administrative expenses in both our Electrical and Mechanical Groups.

Our income from operations in the second quarter of 2002 was $13,207,000, a 10.4% decrease from the second quarter of 2001, and for the first half of 2002 was $25,768,000, a 19.2% reduction from comparable 2001. As a percent of sales, income from operations was 8.5% in the second quarter of 2002 as compared to 8.6% in 2001, and declined to 8.4% in the first half of 2002 from 9.1% last year. The dollar decreases were due to lower net sales this year and the percentage declines to lower gross profit margins in 2002 than in the comparable periods of 2001.

We reduced our interest expense in the second quarter of 2002 to $2,393,000, a 58.0% decrease from 2001's second quarter and 31.0% from the first quarter of 2002. For the first half of 2002 interest expense was $5,862,000, a 54.3% reduction from comparable 2001. The combination of lower interest rates in the United States, debt reduction from the proceeds of our March 13, 2002 secondary public offering of common stock and additional debt reduction resulting from our continued strong cash flow (See Liquidity and Capital Resources) accounted for our significant decrease in interest expense. Our effective tax rate was also much lower this year versus last, at 35.7% for the first six months of 2002 as compared to 41.9% in the first half of 2001. The elimination of goodwill amortization, a major portion of which was not tax deductible, was the primary factor in the lower tax rate this year.

Our net income was $7,037,000 in the second quarter of 2002, a 33.2% increase from $5,284,000 in the second quarter of 2001, and was $12,825,000 for the first six months of 2002, a 15.3% increase from $11,126,000 in comparable 2001. Net income as a percent of sales rose to 4.5% in the second quarter and 4.2% in the first half of 2002 from 3.1% and 3.2%, respectively, in the comparable periods last year. Earnings per share rose 12.0% to $.28 in the second quarter this year versus $.25 last year. Our earnings per share for the first half of 2002 was $.55, a 3.8% increase from $.53 in the first half of 2001. The lower percentage increases of earnings per share than of net income were due to our March 13, 2002 secondary public offering of common stock, which resulted in per share earnings being reduced by $.02 in each of the second quarter and first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital of $150,120,000 at June 30, 2002, was approximately $10,000,000 lower than at March 31, 2002. The reduction was primarily due to increases in accounts payable and accrued taxes. Current ratio decreased to 2.9:1 at June 30, 2002 from 3.3:1 at the end of the first quarter of 2002.

We generated a strong $22,525,000 of cash flow from operations during 2002's second quarter, a 5.1% increase from $21,422,000 in 2001's second quarter. The combination of higher net income, increased accounts payable and accrued taxes, and reduced inventories were major factors in the strong cash flow. We continued to reduce inventories during the first six months of 2002, $3,000,000 in the second quarter and $10,700,000 year-to-date, as we further strengthened our balance sheet. Capital spending in the first half of 2002 totaled $4,213,000, with about $2,100,000 spent in each quarter. Outstanding commitments for future capital expenditures at June 30, 2002 were approximately $875,000. While we expect the rate of capital spending to increase during the second half of 2002, we have reduced our full year capital spending estimate to the low-to-mid teens from the mid-to-upper teens.

On March 13, 2002, we completed a secondary public offering of 4,109,985 shares of our common stock. The offering yielded net proceeds of approximately $90,000,000, which was used to repay a like amount of our outstanding debt. As of June 30, 2002, our outstanding debt was $231,310,000, a decrease of $18,327,000 from March 31, 2002 and $114,357,000 from year-end 2001. Our shareholders investment has risen to $378,771,000 at June 30, 2002 from $280,150,000 at December 31, 2001.

Our primary financing source is our $350,000,000 long-term revolving credit facility that expires on December 31, 2005. Our credit facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of June 30, 2002. At June 30, 2002, we had $227,700,000 of debt outstanding under this credit facility. After deductions for outstanding letters of credit and financial covenant limits, we had approximately $57,000,000 of available borrowing capacity at June 30, 2002. We believe we will be able to satisfy the financial ratios and tests specified in our credit facility for the foreseeable future. We also believe that the combination of borrowing availability under our credit facility and operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that at June 30, 2002, there has been no material change to this information.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders of Regal-Beloit Corporation was held on April 19, 2002.

(b)      The terms of Directors James L. Packard, Henry W. Knueppel, Paul W. Jones, John M. Eldred,

John A. McKay, and G. Frederick Kasten, Jr. were continued.

(c)      Matters voted on at the Annual Meeting and the results of each vote were as follows:

(1)      Elect three Class C Directors for a term of three years.
	For	Withheld
J. Reed Coleman	18,085,660	406,761
Frank E. Bauchiero	18,084,760	407,661
Stephen N. Graff	17,469,288	1,023,133
(2)      Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 2002.
For	Against	Abstain
16,112,800	2,123,304	256,317

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 4.6	Amendment, effective as of June 11, 2002, to the Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT Corporation and BankBoston, N.A. originally filed as Exhibit 4.1 and incorporated on REGAL-BELOIT Corporation's Registration Statement on Form 8-A (file no. 1-7283) and on REGAL-BELOIT Corporation's current report on Form 8-K dated January 31, 2000.
Exhibit 99.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On June 27, 2002, the Company filed a current report on Form 8-K dismissing Arthur Andersen LLP as its independent accountants and appointing Deloitte & Touche LLP as its new independent accountants. SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE: August 14, 2002

Exhibit 4.6

AMENDMENT TO RIGHTS AGREEMENT

1.      General Background. In accordance with Section 27 of the Rights Agreement between BankBoston,N.A.
          (the "Rights Agent") and Regal-Beloit Corporation ("Regal-Beloit") dated 1/28/00 (the "Agreement"), the
          Rights Agent and Regal-Beloit desire to amend the Agreement to appoint EquiServe Trust Company, N.A.

2.      Effectiveness. This Amendment shall be effective as of June 11, 2002 (the "Amendment")and all defined terms and definitions in the Agreement shall be the same in the Amendmentexcept as specifically revised by the Amendment.

3.      Revision. The section in the Agreement entitled "Change of Rights Agent" is hereby deleted in its entirety and replaced with the following:

Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company and to each transfer agent of the Common Shares or Preferred shares by registered or certified mail and to the holders of the Right Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Shares or Preferred Shares by registered or certified mail, and to the holders of the Right Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit such holder's Right Certificate for inspection by the company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation or trust company organized and doing business under the laws of the United States, in good standing, which is authorized under such laws to exercise corporate trust or stock transfer powers and is subject to supervision or examination by federal or state authority and which has individually or combined with an affiliate at the time of its appointment as Rights Agent a combined capital and surplus of at least $100 million dollars. After appointment, the successor Rights Agent shall be vested with the same powers, rights duties and responsibilities as if it had been originally named as Rights Agent without further act or deed, but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Shares or Preferred Shares, and mail a notice thereof in writing to the registered holders of the Right Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be. 4.       Except as amended hereby, the Agreement and all schedules or exhibits thereto shall remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed in their names and on their behalf by and through their duly authorized officers, as of this 11th day of June, 2002.

Regal-Beloit Corporation	BankBoston, N.A.

/S/ Kenneth F. Kaplan
By: Kenneth F. Kaplan	By:
Title: VP, CFO & Secretary	Title:

EquiServe Trust Company, N.A.

By:

2

Exhibit 99.1

Written Statement of the Chief Executive Officer
Pursuant to 18 U.S.C. Sec. 1350

Solely for the purposes of complying with 18 U.S.C. Sec. 1350, I, the undersigned Chairman and Chief Executive Officer of REGAL-BELOIT Corporation (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ James L. Packard
James L. Packard
August 9, 2002

Exhibit 99.2

Written Statement of the Chief Financial Officer
Pursuant to 18 U.S.C. Sec. 1350

Solely for the purposes of complying with 18 U.S.C. Sec. 1350, I, the undersigned Vice President, Chief Financial Officer and Secretary of REGAL-BELOIT Corporation (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
August 9, 2002