Form 10-Q
period 2002-09-30
REGAL BELOIT CORP
filed 2002-11-13
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:

1-7283

REGAL-BELOIT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State or other jurisdiction of
(IRS Employer Identification Number)

Incorporation or organization

200 State Street, Beloit, Wisconsin 53511-6254

(Address of principal executive offices)

(608) 364-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X NO ___

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date.

25,014,851 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended September 30, 2002

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6 – 7

Item 2 - Management’s Discussion and Analysis of Financial

Condition and Results of Operations

7 - 11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

11

Item 4 – Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

11

Signature

11

Certifications

12 - 14

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Item 1. Financial Statements		(From Audited
ASSETS	(Unaudited)	Statements)
	Sept. 30, 2002	Dec. 31, 2001
Current Assets:
Cash and Cash Equivalents	$ 3,434	$ 6,629
Receivables, less reserves of $1,507 in 2002
and $2,233 in 2001	87,488	80,595
Inventories	123,215	132,272
Other Current Assets	13,405	12,003
Total Current Assets	227,542	231,499

Property, Plant and Equipment at Cost	343,579	337,481
Less - Accumulated Depreciation	(168,350)	(152,608)
Net Property, Plant and Equipment	175,229	184,873

Goodwill	313,265	312,735
Other Noncurrent Assets	18,288	17,492
Total Assets	$734,324	$746,599

Current Liabilities:
Accounts Payable	$ 30,915	$ 28,429
Federal and State Income Taxes	8,483	1,848
Other Current Liabilities	38,773	40,178
Total Current Liabilities	78,171	70,455

Long-Term Debt	221,591	345,667
Deferred Income Taxes	42,936	43,022
Other Noncurrent Liabilities	8,915	7,305

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 25,012,851 issued in 2002 and
20,877,249 issued in 2001	250	209
Additional Paid-In Capital	132,105	41,968
Less – Treasury Stock, at cost, 159,900 Shares in
2002 and in 2001	(2,727)	(2,727)
Retained Earnings	255,990	244,564
Accumulated Other Comprehensive Loss	(2,907)	(3,864)
Total Shareholders’ Investment	382,711	280,150
Total Liabilities and Shareholders’ Investment	$734,324	$746,599

See accompanying notes.

REGAL-BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2002	2001	2002	2001

Net Sales	$ 153,997	$ 166,719	$ 459,284	$ 515,787

Cost of Sales	117,420	126,013	348,397	387,101

Gross Profit	36,577	40,706	110,887	128,686

Operating Expenses	24,028	27,362	72,570	83,448

Income From Operations	12,549	13,344	38,317	45,238

Interest Expense	1,919	5,190	7,781	18,006

Interest Income	102	70	128	149

Income Before Taxes	10,732	8,224	30,664	27,381

Provision For Income Taxes	3,621	3,521	10,728	11,552

Net Income	$ 7,111	$ 4,703	$ 19,936	$ 15,829

Per Share of Common Stock:

Earnings Per Share	$ .28	$ .23	$ .83	$ .76

Earnings Per Share – Assuming Dilution	$ .28	$ .22	$ .83	$ .75

Cash Dividends Declared	$ .12	$ .12	$ .36	$ .36

Average Number of Shares Outstanding	25,012,851	20,871,485	23,907,356	20,866,879
Average Number of Shares-Assuming Dilution	25,121,298	21,129,290	24,041,681	21,122,298

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

	$ 19,936	$ 15,829

Adjustments to reconcile net income to net cash provided

from operating activities:

Depreciation, amortization and deferred income taxes

	17,277	23,558
Change in assets and liabilities:
Current assets	1,431	22,695
Current liabilities	8,866	2,199

Net cash provided from operating activities

	47,510	64,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,541)	(13,109)

Business acquisitions

	(1,939)	(2,979)

Sale of property, plant and equipment

	150	633

Other, net

	(518)	2,591

Net cash used in investing activities

	(8,848)	(12,864)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock offering

	89,961	--

Repayments of long-term debt

	(124,086)	(39,574)

Repurchase of common stock

	--	(1,042)

Dividends paid to shareholders

	(8,014)	(7,517)

Other, net

	217	164

Net cash used in financing activities

	(41,922)	(47,969)

EFFECT OF EXCHANGE RATE ON CASH	65	(22)

Net (decrease) increase in cash and cash equivalents	(3,195)	3,426

Cash and cash equivalents at beginning of period

	6,629	2,612

Cash and cash equivalents at end of period

	$ 3,434	$ 6,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:

Interest

	$ 8,006	$ 18,265

Income taxes

	$ 3,863	$ 1,883

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1. BASIS OF PRESENTATION

The condensed financial statements include the accounts of REGAL-BELOIT Corporation and subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair statement of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2. INVENTORIES

Cost for approximately 86% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

September 30, 2002

December 31, 2001

Raw Material	11%	11%
Work In Process	20%	19%
Finished Goods	69%	70.00%

3. COMPREHENSIVE INCOME (In Thousands of Dollars)

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. This translation adjustment relates to valuing assets and liabilities of non-U.S. operations, accounted for in their country’s local currencies, in U.S. dollars. As exchange rates fluctuate, comprehensive income or expense occurs. For the quarter ended September 30, 2002, the impact was $350 of loss resulting in net comprehensive income of $6,761 for the quarter. The impact in the third quarter of 2001 was $4 of income resulting in net comprehensive income of $4,707. In the nine months of 2002 the impact is income of $955 resulting in net comprehensive income of $20,891. The impact in the nine months of 2001 was $675 of expense resulting in net comprehensive income of $15,154.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. In connection with the adoption of SFAS 142, the Company performed the first step of the transitional goodwill impairment test. The Company concluded that there was no impairment of goodwill due to the initial application of SFAS 142. The following reconciles the net income and earnings per share impact that would have resulted for the three and nine month periods ended September 30, 2001 if SFAS 142 would have been adopted effective January 1, 2001.

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001
	Net Income ($000)	Basic Earnings per Share	Diluted Earnings per Share	Net Income ($000)	Basic Earnings per Share	Diluted Earnings per Share
As reported	$4,703	$.23	$.22	$15,829	$.76	$.75
Goodwill amortization	1,675	0.08	0.08	5,025	0.24	0.24

Pro-forma giving effect for SFAS 142	$6,378	$.31	$.30	$20,854	$1.00	$.99

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Third Quarter		Nine Months		Third Quarter		Nine Months
	2002	2001	2002	2001	2002	2001	2002	2001
Net Sales	$46,315	$51,471	$141,156	$158,859	$107,682	$115,248	$318,128	$356,928
Income from Operations	$ 3,031	$ 3,083	$ 10,830	$ 12,245	$ 9,518	$ 10,261	$ 27,487	$ 32,993

Income from Operations as a % ofNet Sales	6.50%	6.0%	7.7%	7.7%	8.8%	8.9%	8.6%	9.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us” or “our” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW

The third quarter of 2002 can best be described as a continuation of the sluggish economic environment and weak demand in most of our markets experienced during the first half of this year. Expected sequential improvement in our orders and sales did not occur in the third quarter as we had hoped. Because sales of $154.0 million in the third quarter were relatively flat with the second quarter 2002 sales of $154.9 million, we were able to achieve earnings per share of $.28 in the third quarter of 2002, the same as earned in the previous quarter. Cash flow continued to be strong, enabling us to repay another $9.7 million of debt during the quarter.

RESULTS OF OPERATIONS

Our net sales in the third quarter of 2002 were $154.0 million, 7.6% lower than $166.7 million in the third quarter of 2001. For the nine months ended September 30, 2002, net sales were $459.3 million, down 11.0% from $515.8 million in comparable 2001. Our lower sales were due primarily to the impact of the continued weakness in the industrial manufacturing sector of the U.S. economy, which has led to weak product demand across most of our markets. Our sales in the third quarter were again below our expectations, as we anticipated a modest improvement in our markets, which did not occur. (See Note 5 to the accompanying financial statements for our business segment data.)

Gross profit was $36.6 million in the third quarter of 2002, 10.1% below third quarter 2001, and was $110.9 million for the nine months of 2002, a 13.8% decline from comparable 2001. Our lower net sales were primarily responsible for these decreases. Our gross profit margins declined to 23.8% of net sales in the third quarter and 24.1% of net sales for the nine months of 2002, from 24.4% and 24.9% in the comparable periods of 2001, respectively. The primary factor for the lower gross profit margins was reduced absorption of overhead resulting from lowering our production levels during this extended period of weak market demand.

Operating expenses of $24.0 million in the third quarter and $72.6 million in the nine months of 2002 were 12.2% and 13.0% lower, respectively, than in the comparable periods of 2001. Approximately 60% of these reductions were due to our January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated amortization of goodwill, all of which was in our Electrical Group. (See Note 4 to the accompanying financial statements). The remainder of the reductions were due to lower spending in both our Electrical and Mechanical Groups.

Our income from operations in the third quarter was $12.5 million, a 6.0% decline from the third quarter last year, and for the nine months of 2002 was $38.3 million, a 15.3% reduction from comparable 2001. As a percentage of sales, income from operations was 8.1% in the third quarter this year as compared to 8.0% last year, and decreased to 8.3% in the nine months of 2002 from 8.8% in comparable 2001. The dollar decreases were due primarily to our lower sales in 2002 versus 2001. Had SFAS 142 (see previous paragraph) been adopted on January 1, 2001 rather than January 1, 2002, the percentage declines in income from operations from 2001 would have been 19% for the third quarter and 26% for the nine months of 2002, respectively, and income from operations as a percentage of sales would have been 9.0% and 10.0% for the third quarter and nine months of 2001, respectively.

We continued to reduce our interest expense in the third quarter of 2002, to $1.9 million from $5.2 million a year ago (a 63% decrease) and from $2.4 million in the second quarter of 2002 (a 20% decrease). For the nine months of 2002, interest expense was $7.8 million, a 57% reduction from $18.0 million in comparable 2001. The combination of lower interest rates in the United States this year versus last year, debt reduction from the proceeds of our March 13, 2002 public offering of our common stock, and further debt reduction from our continued positive cash flow (See Liquidity and Capital Resources) accounted for our significant decrease in interest expense. Our effective tax rate was 35.0% for the nine months of 2002 as compared to 42.2% in comparable 2001. The elimination of goodwill amortization, a major portion of which was not tax deductible, was the primary factor in the lower effective tax rate this year.

Our net income was $7.1 million in the third quarter of 2002, a 51.2% increase from third quarter 2001’s $4.7 million of net income, and was $19.9 million for the nine months of 2002, a 25.9% increase from comparable 2001’s $15.8 million. (See Note 4 to the accompanying financial statements.) Earnings per share rose 27.3% to $.28 in the third quarter this year versus $.22 last year. Our earnings per share for the nine months of 2002 of $.83 were 10.7% higher than the $.75 in comparable 2001. The lower percentage increases in earnings per share than in net income were due to our March 13, 2002 public offering of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $149.4 million at September 30, 2002, approximately $750,000 lower than at June 30, 2002. Current ratio of 2.9:1 at September 30, 2002 was unchanged from June 30, 2002. Working capital was approximately $11.7 million lower than at year-end 2001 due primarily to reductions in inventories and increases in accrued taxes.

We generated $15.0 million of cash flow from operations in 2002’s third quarter, still strong but below the $22.5 million achieved in the second quarter this year. For the nine months of 2002 our cash flow from operations was $47.5 million, down from $64.3 million in comparable 2001. The difference between years was that working capital changes released more cash in 2001 than in 2002. The combination of $36.4 million of net income and depreciation and $10.3 million of inventory reductions account for our 2002 year-to-date cash flow from operations. Capital spending in the nine months of 2002 totaled $6.5 million, including $2.3 million spent in the third quarter. Outstanding commitments for future capital expenditures at September 30, 2002 were $2.1 million. We estimate spending will be approximately $3.5 million in the fourth quarter to bring the 2002 total to approximately $10.0 million.

On March 13, 2002, we completed a public offering of 4,109,985 shares of our common stock. The offering yielded net proceeds of approximately $90 million, which were used to repay a like amount of our outstanding debt. As of September 30, 2002, our outstanding debt was $221.6 million, a decrease of $9.7 million from June 30, 2002 and $124.1 million from year-end 2001. Our shareholders’ investment has risen to $382.7 million at September 30, 2002 from $280.2 million at December 31, 2001.

Our primary financing source is our $300 million long-term unsecured revolving credit facility (the “Facility”) that expires on December 31, 2005. Subsequent to the third quarter end, we reduced the borrowing limit under the Facility on October 7, 2002 by $50 million to the current $300 million. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of September 30, 2002. Because our funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, one of these tests, was below 3.0:1 for the second consecutive quarter at September 30, 2002, certain requirements and restrictions instituted with a previous amendment, which was effective June 29, 2001, were automatically eliminated. The eliminated provisions included restrictions on acquisitions, dividends and stock repurchases and the pledge of subsidiary stock as security for loans under the Facility.

At September 30, 2002, we had $217.0 million of debt outstanding under the Facility. After deductions for outstanding letters of credit and financial covenant limits, we had approximately $42 million of available borrowing capacity at September 30, 2002. We believe we will be able to satisfy the financial ratios and tests specified in the Facility for the foreseeable future. We also believe that the combination of borrowing availability under our credit facility and our operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements and the amounts of our revenues and expenses during the periods reported. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are our critical accounting policies which could have the most significant effect on our reported results and require management’s most difficult, subjective or complex judgments.

Allowance for Doubtful Accounts

We record allowances for doubtful accounts after customer-specific analysis and general analysis of past due balances, economic conditions and historical experience. Allowance levels change as customer-specific circumstances and the general analysis areas above change.

Excess and Obsolete Inventory Reserves

Our systems track the frequency of usage of inventory by part number and reports are generated monthly. Based on these analyses of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded and changed. Excess and obsolete inventory is periodically disposed through sale to third parties, scrapping or other means, and the reserves appropriately reduced.

Impairment of Long-Lived Assets

We review long-lived assets, which include property, plant and equipment, goodwill and other intangible assets such as patents and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset in our accounting records may not be fully recoverable. Additionally, we evaluate the recoverability of goodwill and other intangible assets with indefinite lives at least annually, independent of specific events. We use judgment when we apply the impairment rules to determine when an impairment test is necessary. We assess these assets for impairment based on estimated future cash flows from these assets, which estimates require us to make assumptions about future demand for the Company’s products and services, future market conditions, future growth rates and the discount rate, among others. Changes to these assumptions could result in an impairment charge in future periods.

Product Warranty Reserves

We maintain reserves for product warranty to cover the stated warranty periods for our products. We establish or change such reserves based on our evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated.

Retirement Plans

Slightly over half of our employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. Our obligations under the defined benefit plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases. Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market, and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.

Self-Insurance Liabilities

Our insurance programs include health care, workers’ compensation and product liability. We self-insure from the first dollar of loss up to various specified retention levels per occurrence. Eligible losses in excess of self-insurance retention levels and up to stated liability limits are covered by policies we purchase from insurance companies, as are eligible losses when and if we purchase aggregate stop-loss policies. We estimate the annual costs and liabilities of our self-insurance programs using our Company’s claims experience and risk exposure levels for the periods being valued. Differences in actual costs of claims from estimated costs will likely result in adjustments to expenses and liabilities.

Litigation and Claims

We record expenses and liabilities when we believe that an obligation of the Company on a specific matter is probable and we have a basis to reasonably estimate the value of the obligation. This methodology is used for environmental matters and legal claims that are filed against the Company from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded.

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of by sale. Under SFAS 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Also, accrual of future operating losses of discontinued businesses will no longer be permitted.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit of disposal plan.

We are required to adopt SFAS 144 and SFAS 146 effective January 1, 2003. We are currently evaluating the provisions of SFAS 144 and SFAS 146, but believe there will be no material effect on our financial position and results of operations at the time of adoption.

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of our outstanding debt, 3) our success in increasing sales and maintaining or improving the operating margins of our businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors. Investors are directed to other documents, such as our Annual Report on Form 10-K and other Form 10-Q's filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Inormation with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that at September 30, 2002, there has been no material change to this information.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE: November 13, 2002

CERTIFICATIONS

I, James L. Packard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of REGAL-BELOIT Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ James L. Packard
James L. Packard
Chief Executive Officer and Chairman of the Board

I, Kenneth F. Kaplan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of REGAL-BELOIT Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President, Chief Financial Officer and Secretary

3

Written Statement of the Chief Executive Officer

Pursuant to 18 U.S.C. Sec. 1350

Solely for the purposes of complying with 18 U.S.C. Sec. 1350, I, the undersigned Chairman and Chief Executive Officer of REGAL-BELOIT Corporation (the “Company”), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ James L. Packard

James L. Packard

November 13, 2002

Written Statement of the Chief Financial Officer

Pursuant to 18 U.S.C. Sec. 1350

Solely for the purposes of complying with 18 U.S.C. Sec. 1350, I, the undersigned Vice President, Chief Financial Officer and Secretary of REGAL-BELOIT Corporation (the “Company”), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ Kenneth F. Kaplan

Kenneth F. Kaplan

November 13, 2002