Form 10-K
period 2002-12-31
REGAL BELOIT CORP
filed 2003-03-11
CIK 82811

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-7283

REGAL-BELOIT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Wisconsin (State of Incorporation)	39-0875718 (I.R.S. Employer Identification No.)

200 State Street Beloit, Wisconsin (Address of principal executive offices)	53511-6254 (Zip Code)

Registrant’s telephone number, including area code:   (608) 364-8800

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class Common Stock ($.01 Par Value) Rights to Purchase Common Stock	Name of Each Exchange on Which Registered American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act	None (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [x]    No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $592,000,000.

On February 28, 2003, the registrant had outstanding 25,023,070 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III)

REGAL-BELOIT CORPORATION

Index to
Annual Report on Form 10-K

For the Year Ended December 31, 2002

SIGNATURES	32

CERTIFICATIONS	33

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Annual Report on Form 10-K or incorporated by reference may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company’s outstanding debt, 3) our success in increasing sales and maintaining or improving the operating margins of our businesses, 4) the availability of or material increases in the costs of select raw materials or parts, 5) actions taken by our competitors, and 6) our ability to satisfy various covenant requirements under our credit facility. Investors are directed to the Company’s documents filed with the Securities and Exchange Commission.

PART I

Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

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

Our business is organized in two segments: our Electrical Group, which represented 69% of our 2002 net sales, and our Mechanical Group, which represented 31% of our 2002 net sales. Our Electrical Group manufactures and markets a full line of alternating current (AC) and direct current (DC) industrial electric motors, electric power generation components and controls, and electrical connecting devices. Our Mechanical Group manufactures and markets a broad array of mechanical products, including gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators, and cutting tools. Original equipment manufacturers and end users in a variety of motion control and other industrial applications increasingly combine the types of electrical and mechanical products we offer. We seek to take advantage of this trend and to enhance our market penetration by leveraging cross-marketing and product line bundling opportunities between products in our Electrical and Mechanical Groups.

We sell our products directly to original equipment manufacturers and distributors across many markets. Our two business segments are divided into multiple business units, with each unit typically having its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. We manufacture the vast majority of the products that we sell and have manufacturing, sales and distribution facilities throughout the United States and Canada as well as in Europe and Asia.

We believe our competitive strengths include our:

•         leadership in our major market segments

•         comprehensive product offering and leading brands

•         multi-channel and multi-brand distribution model

•         rapid response capabilities

•         product development focus

•         broad and diverse customer base

•         experienced management team

Our business strategy includes growing revenues organically in excess of market rates, continuously lowering our manufacturing costs and pursuing strategic acquisitions. Our specific revenue growth initiatives include:

•         leveraging cross-marketing and product line bundling opportunities

•         introducing new products

•         capturing custom product sales

•         growing our power generation business

Major initiatives in process to lower our manufacturing costs include completing the integration of LEESON Electric Corporation and capitalizing on operating synergies from the acquisition; further improving our operational efficiencies; plant consolidations; and focusing on sourcing and logistics opportunities. We will also seek to broaden our market coverage by acquiring businesses and product lines that provide a strategic fit with our existing businesses.

Electrical Group

Our Electrical Group manufactures and markets a full line of AC and DC industrial electric motors, electric power generation components and controls, and electrical connecting devices. We entered the industrial electric motor and electric power generation markets in March 1997 with our acquisition of Marathon Electric Manufacturing Corporation. Subsequent acquisitions of the Lincoln Motors business of Lincoln Electric Holdings, Inc. in 1999, Thomson Technology, Inc. in 2000 and LEESON Electric Corporation in 2000 have been integrated with Marathon Electric to form our current Electrical Group. Our expansion into the electric motor and electric power generation markets in 1997 was part of our strategy to leverage our core competencies in industrial manufacturing and to complement our existing mechanical businesses. We estimate that a substantial portion of the mechanical motion control products that we manufacture are powered by an electric motor.

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

Within the Electrical Group, our Motor Technologies Group continues to work to fully leverage potential efficiencies across our electric motor operations. Our Motor Technologies Group is in the process of centralizing and managing the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our Marathon, Lincoln and LEESON electric motor businesses. Furthermore, the Motor Technologies Group is specifically fostering the sharing of best practices across each of the three motor businesses and creating focused centers of excellence in each of our motor manufacturing functions.

Our power generation business, which includes electric generators and power generation components and controls, represents a significant portion of our Electrical Group net sales. We expect the market for electric power generation components and controls to grow as a result of a desire on the part of end users to reduce losses due to power disturbances. We intend to continue to seek ways to take advantage of growth in the market for prime and standby power generation in the United States and overseas by expanding our line of generators to meet higher and more sophisticated power generation requirements. With our June 2000 acquisition of Thomson Technology, we specifically targeted the emerging power generation controls market and now offer automatic transfer switches, paralleling switchgear and controls, and systems controls. When these control products are bundled with our Marathon generators, we are able to provide critical components of a system solution to power generation markets throughout the world.

The following is a description of our major electrical group businesses and the primary products that they manufacture and market:

LEESON Electric. Manufactures AC motors up to 800 horsepower and DC motors up to five horsepower, gear reducers, gearmotors and markets drives primarily for the power transmission, pump, food processing, fitness equipment and industrial machinery markets.

Lincoln Motors. Manufactures AC motors from ¼ horsepower to 800 horsepower primarily for industrial and commercial pumps, compressors, elevator and machine tools, and specialty products.

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

Mechanical Group

Our Mechanical Group manufactures and markets a broad array of mechanical motion control products and cutting tools. Our products include: standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions, ring and pinions and differential locking devices; custom gearing; gearmotors; manual valve actuators and cutting tools. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Our high-speed steel and carbide rotary perishable cutting tools are used in metalworking applications. Mechanical Group products are sold to original equipment manufacturers, distributors and end users across many industry segments.

The following is a description of our major Mechanical Group businesses and the primary products they manufacture and market:

CML (Costruzioni Meccaniche Legnanesi S.r.L.). Manufactures bevel gear valve actuators primarily for the oil, gas, wastewater and water distribution markets.

Durst. Manufactures standard and specialized industrial transmissions and hydraulic pump drives primarily for the construction, agriculture, energy, material handling, forestry, lawn and garden, railroad maintenance and off-road vehicle markets.

Electra-Gear. Manufactures specialized aluminum gear reducers and gearmotors primarily for the food processing, medical equipment, car wash, boat lift and packaging markets.

Foote-Jones/Illinois Gear. Manufactures large-scale parallel shaft and right-angle gear drives and custom gears up to 100 inches in diameter primarily for the mining, oil, pulp and paper, forestry, aggregate, construction, steel, power generation and large public works markets.

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

Richmond Gear. Manufactures ring and pinions and transmissions primarily for the high-performance automotive aftermarket and pleasure boat markets.

The Building of Our Business

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of 38 businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. Since 1979, our current management team has completed and successfully integrated 23 acquisitions. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization and aggressively managing their cost structures to reduce waste and unnecessary expenditures. The history of our Electrical and Mechanical Group acquisitions since 1990 is outlined following.

Business/Product Line	Year Acquired	Annual Revenues at Acquisition	Product Listing at Acquisition

		(in millions)
Electrical Group
LEESON Electric Corporation	2000	$175	AC motors (to 350 horsepower) and DC motors (to 3 horsepower) gear reducers, gearmotors and drives

Thomson Technology, Inc.	2000	$ 14	Automatic transfer switches, paralleling switchgear and controls, and systems controls

Lincoln Motors	1999	$ 50	AC motors (1/4 to 800 horsepower)

Marathon Electric Manufacturing Corporation	1997	$245	AC motors (to 500 horsepower), AC generators (5 kilowatt to 2.5 megawatt), fuse holders, terminal blocks and power blocks

Mechanical Group

Powertrax® product line	2002	$ 3	Differential locking devices for high-performance automotive and 4 wheel drive aftermarket

Spiral bevel gear product line of Philadelphia Gear	2001	$ 4	Spiral bevel gears

Velvet Drive Transmissions	1995	$ 27	Marine and industrial transmissions

Hub City, Inc.	1992	$ 44	Gear drives, sub-fractional horsepower gearmotors, mounted bearings and accessories

Opperman Mastergear, Ltd. (U.K., U.S. and Germany)	1991	$ 20	Manual valve actuators for liquid and gas flow control and industrial gear drives

Sales, Marketing and Distribution

We sell our products directly to original equipment manufacturers and distributors across many markets. Our two business segments are divided into multiple business units, with each unit typically having its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. On a combined basis, our individual business units’ sales organizations consist of more than 120 direct sales employees and 475 exclusive and non-exclusive manufacturers’ representatives from 180 organizations as of January 2003. In 2002, across all of our business units, we sold products to more than 7,000 original equipment manufacturers and 12,000 distributors.

We believe that our effective use of information technology significantly enhances our ability to provide customer focused quality and further differentiates us from many of our competitors. Our website allows customers easy access to business and product information, and contains the latest product introductions, distributor information, installation manuals, technical bulletins and customer service. For example, through our Electrical Group websites, we have an e-commerce portal that provides our independent manufacturers’ representatives, distributors and employees with constant access to real-time information such as account status, order status, engineering and competitive information, stock product availability, pricing and order entry. In addition, customers are able to search our stock catalogs for motor, gearmotor, drive, part or catalog number.

Markets and Competitors

The worldwide market for electric motors is estimated in excess of $24 billion. The overall domestic market for electric motors is estimated at $9 billion annually, although we believe that we compete primarily in the industrial sector of the domestic electric motor market, estimated to be a $2.3 billion segment of the overall market. We believe approximately 60% of all electricity generated in the U.S. runs through electric motors. With the acquisitions of Marathon Electric in 1997, Lincoln Motors in 1999 and LEESON Electric in 2000, we believe we have become one of the largest producers of industrial electric motors in the United States and hold a market position in this segment close to Baldor Electric Company, the current market leader. In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for the Electrical Group other than Baldor Electric include U.S. Electrical Motors (a division of Emerson Electric Co.), Reliance Electric Company (a division of Rockwell International), General Electric Company and Newage (a division of Cummins, Inc). Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB-Ltd.

Our Mechanical Group serves various markets and competes with a number of different companies depending on the particular product offering. We believe that we are the leading manufacturer of several products offered by our Mechanical Group and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our competitors in these markets include Boston Gear (a division of Colfax Corporation), Dodge (a division of Rockwell International), Emerson Electric Co. and Winsmith (a division of Peerless-Winsmith, Inc.). Major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Sumitomo Corporation and Zahnrad Fabrik GmbH & Co.

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

Product Development and Engineering

Each of our business units has its own product development and design teams that continuously enhance our existing products and develop new products for our growing base of customers that require custom solutions. We have one of the electric motor industry’s most sophisticated product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors and electric generators incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency. An example of the success of our research and development efforts is our line of microMAXTM AC inverter duty motors, which won the 2001 “Product of the Year” award in its category from Plant Engineering magazine.

We are continuing to expand our business by developing new, differentiated products in each of our business segments. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs. For example, we have redesigned and now offer a complete high efficiency, totally enclosed fan cooled motor line that meets the new NEMA Premium Compliant Electric Motor standards. These redesigned motors offer increased efficiency that results in significant cost savings for customers over previous models. In addition, we have recently introduced many new product lines, including a line of AC inverter duty motors, a line of high efficiency, low vibration severe duty electric motors and large frame 1½ to 4 megawatt electric generators. Furthermore, in 2002, we introduced various new products, including a line of high efficiency helical worm, helical bevel and parallel shaft drives. These drives complement our existing high efficiency helical in-line drives and will allow us to compete more effectively in this growing segment of the gear drive market.

Manufacturing and Operations

Our vertically integrated manufacturing operations, including our own cast iron foundry and aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation that consists of 47 semi-tractors and 90 semi-trailers and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances.

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

We have also continued to upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems, developing our own testing systems, redesigning plant layout and redesigning products to take full advantage of our more productive equipment and to improve product flow. We believe that our continued product redesign and efficient plant layouts often provide us with a competitive cost advantage in our manufacturing operation. Our goal is to be a low cost producer in our core product areas.

To continue to be a low cost producer, our strategy in this increasingly global economic environment is to expand our foreign manufacture of select products. We increased our sourcing of both components and finished products from outside the U.S. in 2002. In January 2003 we acquired a 50% ownership in a current supplier to us of smaller industrial electric motors. This joint venture is our second in China along with our 8-year-old 55%-owned joint venture to manufacture smaller generators. Both support our low cost production efforts.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received. Since total backlog is less than 15% of our annual sales, we believe that backlog is not a reliable indicator of our future sales. As of December 31, 2002, our backlog was $68.1 million, virtually unchanged from $68.2 million on December 31, 2001. We believe that virtually all of our backlog is shippable in 2003.

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

Employees

As of December 31, 2002, the Company employed approximately 5,180 persons, of which approximately 20% were covered by collective bargaining agreements. We consider our employee relations to be very good.

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

Executive Officers

The names, ages, and positions of the executive officers of the Company as of December 31, 2002, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation

James L. Packard	60	Chairman and Chief Executive Officer	Elected Chairman in 1986; Chief Executive Officer since 1984; President 1980 until April 2002.

Name	Age	Position	Business Experience and Principal Occupation

Henry W. Knueppel	54	President and Chief Operating Officer	Elected Executive Vice President in 1987; from September, 1997 until December, 1999, he also served as President of Marathon Electric. Elected President and Chief Operating Officer in April 2002.

Kenneth F. Kaplan	57	Vice President, Chief Financial Officer and Secretary	Joined Company in 1996; elected Vice President, Chief Financial Officer in 1996 and Secretary in 1997.

David L. Eisenreich	59	Vice President and President, Motor Technologies Group	Elected Vice President and named President of Motor Technologies Group in 2001; Senior Vice President of Operations at Marathon Electric from 1997 until 2001.

Gary M. Schuster	47	Vice President and President, Mechanical Components Group

Elected Vice President and named President of Mechanical Components Group in 2001; Vice President of Manufacturing at Marathon Electric from 1999 until 2001; Vice President and General Manager and Manager at Lincoln Electric from 1978 until 1999.

Fritz Hollenbach	48	Vice President, Administration and Human Resources	Elected Vice President, Administration and Human Resources in 2001; Vice President Human Resources in Mechanical Group from 1994 until 2001.

Website Disclosure

The Company’s Internet address is http://www.regal-beloit.com. We make available free of charge (other than an investor’s own Internet access charges) through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 2.            Properties

We have manufacturing, sales and service facilities throughout the United States and Canada and in Europe and Asia. Our Electrical Group currently operates 38 manufacturing and service and distribution facilities. The Electrical Group’s present operating facilities contain a total of approximately 2,129,000 square feet of space of which approximately 660,000 square feet are leased. Our Mechanical Group currently operates 16 manufacturing and service and distribution facilities. The Mechanical Group’s present operating facilities contain a total of approximately 1,250,000 square feet of space of which approximately 89,000 square feet are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

ITEM 3.            Legal Proceedings

From time to time, the Company, in the normal course of business, is involved in various claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

Part II

ITEM 5.         Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the American Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2001 through December 31, 2002.

	2002			2001

	Price Range		Dividends	Price Range		Dividends

	High	Low	Paid	High	Low	Paid

1st Quarter	$26.85	$20.60	$.12	$22.30	$16.40	$.12
2nd Quarter	29.31	21.35	.12	21.35	16.10	.12
3rd Quarter	24.21	16.00	.12	20.50	16.90	.12
4th Quarter	21.12	15.75	.12	22.90	17.05	.12

The Company has paid 170 consecutive quarterly dividends through January 2003. The number of registered holders of Common Stock as of December 31, 2002 was 866.

ITEM 6.         Selected Financial Data

The selected statement of income data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data) Year Ended December 31

	2002		2001	2000	1999	1998

Net Sales	$605,292		$663,571	$598,203	$550,661	$550,277
Income from Operations	46,780		56,060	71,608	72,440	81,113
Net Income	24,518	*	19,590	33,771	38,067	42,961
Total Assets	733,988		746,599	792,407	508,165	485,070
Long-term Debt	222,812		345,667	393,510	148,166	166,218
Shareholders’ Investment	381,423		280,150	273,889	252,626	224,497
Per Share of Common Stock:
Earnings Per Share	1.01		.94	1.61	1.82	2.06
Earnings Per Share – Assuming Dilution	1.01		.93	1.61	1.80	2.02
Cash Dividends Declared	.48		.48	.48	.48	.48
Shareholders’ Investment	15.24		13.42	13.10	12.04	10.74
Average Number of Shares Outstanding	24,187		20,869	20,984	20,959	20,893
Average Number of Shares – Assuming Dilution	24,310		21,124	20,996	21,170	21,278

*         Reflects stopping amortization of goodwill as of January 1, 2002 (See Note 3 of Notes to Consolidated Financial Statements.)

ITEM 7.         Management’s Discussion and Analysis of Financial Statements

The following discussion and analysis should be read together with “Selected Financial Data” and our consolidated financial statements, including the related notes, included elsewhere in this report.

Unless the context requires otherwise, references below to “we,” “us” or “our” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

Overview

Our business is cyclical and dependent on industrial and consumer spending and is therefore impacted by the strength of the economy generally, interest rates and other factors. The economic slowdown, which began in mid-2000, became an economic recession in 2001, and was characterized by weak industrial manufacturing markets throughout 2002, was the most significant factor in our reduced performance in 2002. Our net sales in 2002 decreased 8.8% to $605.3 million. Net income in 2002 was $24.5 million, 25.0% higher than the previous year, but 6.7% lower when net income in 2001 is adjusted for the cessation of goodwill amortization effective January 1, 2002.

We strengthened our balance sheet in 2002 by reducing our outstanding debt by $122.9 million. In March 2002 we completed a $90 million public offering of common stock and used the proceeds to reduce our debt. Additionally, we repaid nearly $33 million of debt using the cash flow generated by our operations in 2002.

Results of Operations

2002 versus 2001

Our net sales in 2002 decreased 8.8% to $605.3 million from 2001 net sales of $663.6 million. The decrease in net sales was attributable to both of our two segments. Electrical Group net sales decreased 8.4% from $457.0 million in 2001 to $418.6 million in 2002, while Mechanical Group net sales of $186.7 million in 2002 were 9.6% lower than 2001 net sales of $206.6 million. The reduced sales were primarily due to continued weakness in industrial manufacturing markets.

Our gross profit decreased 13.7% to $143.1 million in 2002 from $165.9 million in 2001. Gross profit as a percentage of net sales (“gross profit margin”) was 23.6% in 2002, down from 25.0% in 2001. The reduction in gross profit margin was due primarily to lower overhead absorption resulting from reduced production volumes and to lower average prices to customers. Also contributing to the reduced margin was a $1.2 million pre-tax charge in the fourth quarter of 2002 for plant closings and consolidations in our Mechanical Group.

Operating expenses decreased 12.2% to $96.4 million in 2002 from $109.8 million in 2001. No longer amortizing goodwill in 2002 accounted for $8.4 million of this decrease, while the remaining $5.0 million reduction was due to reduced spending and headcount in selling and administrative expenses. As a percentage of sales, operating expenses declined to 15.9% in 2002 from 16.5% in 2001.

Our income from operations of $46.8 million in 2002 was 16.6% below $56.1 million in 2001. This decline occurred in both of our segments, Electrical Group income from operations being down 12.7% to $35.1 million in 2002 (down 27.8% adjusting 2001 for not amortizing goodwill), and the Mechanical Group being down 26.4% to $11.7 million in 2002. (See also Note 11 of Notes to Consolidated Financial Statements.) Income from operations as a percentage of net sales (“operating income margin”) for the Company decreased to 7.7% in 2002 from 8.4% in 2001. This decrease in operating income margin was due primarily to the reduction in gross profit margin, partly offset by the lower operating expenses as a percentage of sales.

Interest expense decreased 57.7% to $9.4 million in 2002 from $22.2 million in 2001, due to a combination of lower debt outstanding, lower interest rates in the United States and a reduced mark-up over LIBOR (London Interbank Offered Rate) we paid to our lenders. (See also Note 5 of Notes to Consolidated Financial Statements.) The lower debt resulted from repaying $90 million of our loans in March 2002 following our public stock offering and further loan repayments from operating cash flow during the year.

The average rate of interest we paid on outstanding debt in 2002 was 3.5%, following a 5.9% average in 2001. Our effective tax rate on income before taxes decreased to 34.7% in 2002 from 42.5% in 2001. The primary factors in the decrease were the impact of non-deductible goodwill amortization in 2001 and one-time tax refunds we received in 2002.

Our net income increased 25.0% to $24.5 million in 2002 from $19.6 million in 2001. As a percentage of net sales, net income increased to 4.1% in 2002 from 3.0% in 2001. Basic and diluted earnings per share (“EPS”) were each $1.01 in 2002, as compared to $.94 basic EPS and $.93 diluted EPS in 2001, increases of 7.4% and 8.6%, respectively. Average number of shares outstanding assuming dilution increased 15.1% in 2002 to 24.3 million from 21.1 million in 2001 as a result of our March 2002 public stock offering. The 2002 net income and EPS numbers are after a fourth quarter after-tax charge of $725,000, or $.03 per share, for plant closings and consolidations in our Mechanical Group. (See also Note 3 of Notes to Consolidated Financial Statements.)

2001 versus 2000

Net sales in 2001 were $663.6 million, a 10.9% increase from 2000 net sales of $598.2 million. Excluding those net sales from the 2000 acquisitions of LEESON Electric and Thomson Technology necessary for comparability purposes, our 2001 net sales were 11.4% below 2000 net sales. This decrease was primarily due to reduced sales volumes as a result of the economic recession that impacted both of our operating groups. Electrical Group net sales increased 29.1% to $457.0 million in 2001 from $354.0 million in 2000. Excluding the two acquisitions we made in 2000, Electrical Group net sales in 2001 were 8.6% below comparable 2000. Mechanical Group net sales decreased 15.4% to $206.6 million in 2001 from $244.2 million in 2000.

Our gross profit increased 5.4% to $165.9 million in 2001 from $157.4 million in 2000. Gross profit as a percentage of net sales (“gross profit margin”) declined to 25.0% in 2001 from 26.3% in 2000 due primarily to lower production volumes resulting from decreasing sales and planned inventory reductions and to increased price competition. Income from operations declined 21.7% to $56.1 million in 2001, or 8.4% of net sales, from $71.6 million, or 12.0% of net sales, in 2000. The decrease in income from operations as a percentage of net sales (“operating income margin”) was due to a combination of the decrease in gross profit margin and an increase in operating expenses as a percentage of net sales to 16.5% in 2001 from 14.3% in 2000. The increase in operating expenses as a percentage of net sales was due primarily to the fact that LEESON Electric selling expenses, as a percentage of net sales, were greater than those we have historically incurred. In addition, a large part of our operating expenses are relatively fixed and our goodwill amortization increased by $3.4 million in 2001. Electrical Group operating income margin decreased to 8.8% in 2001 from 11.5% in 2000 and Mechanical Group operating income margin declined to 7.7% in 2001 from 12.6% in 2000. The decrease in Electrical Group operating income margin was due primarily to the increase in operating expenses as a percentage of net sales described above. The decrease in Mechanical Group operating income margin resulted from a combination of higher operating expenses as a percentage of net sales and to a lower 2001 gross profit margin. (See also Note 11 of Notes to Consolidated Financial Statements.)

Interest expense increased to $22.2 million in 2001 from $15.3 million in 2000, primarily as a result of debt incurred to finance our acquisition of LEESON Electric at the end of September 2000. Interest expense decreased steadily by quarter in 2001, due to declining interest rates and as a result of our reducing total debt by nearly $48 million during 2001. The average rate of interest we paid on outstanding debt in 2001 was 5.9% as compared to 7.4% in 2000. Because our income before income taxes decreased in 2001 from 2000, the impact of non-deductible goodwill amortization resulted in an increase in our effective tax rate in 2001 to 42.5% of income before income taxes from 40.3% in 2000.

Net income decreased 42.0% to $19.6 million in 2001 from $33.8 million in 2000. As a percentage of net sales, net income decreased to 3.0% in 2001 from 5.6% in 2000. Basic earnings per share were $.94 and diluted earnings per share were $.93 in 2001, as compared to $1.61 (both basic and diluted) in 2000, representing a 41.6% and 42.2% decrease, respectively.

Liquidity and Capital Resources

Our working capital was $157.4 million at December 31, 2002, a decrease of 2.2% from $161.0 million a year earlier. The decrease was due primarily to a $3.6 million increase in accounts payable. Our current ratio at year-end 2002 decreased slightly to 3.2:1 from 3.3:1 at December 31, 2001.

Cash flow from operations was $54.4 million in 2002, a 33.5% decrease from $81.8 million in 2001. The lower operating cash flow was due primarily to reductions in accounts receivable and inventories in 2001 generating $33.7 million of operating cash flow while in 2002 providing only $1.0 million. Cash flow used in investing activities was

$11.9 million in 2002 following $18.2 million in 2001. A reduction in capital expenditures to $10.8 million in 2002 from $15.4 million in 2001 accounted for the majority of the decrease. We currently expect capital expenditures for 2003 to be approximately $23 million. Our commitments for property, plant and equipment as of December 31, 2002 were $2.5 million. We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2003.

Cash flow used in financing activities in 2002 was $43.6 million in 2002 after $59.5 million in 2001. The major components were a net reduction in long-term debt during 2002 of $122.8 million, dividends paid of $11.0 million and the $90.0 million proceeds from our March 13, 2002 public stock offering. The common stock offering added 4.1 million shares to bring our total shares outstanding to approximately 25.0 million shares.

Our primary financing source is our $300 million long-term unsecured revolving credit facility (the”Facility”) that expires on December 31, 2005, which we reduced in October 2002 from $350 million. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of December 31, 2002. As of September 30, 2002, because we met a specific covenant test, certain requirements and restrictions in effect since June 29, 2001 with a previous amendment to the Facility were eliminated. These eliminated provisions included restrictions on acquisitions, dividends and stock repurchases and the pledge of subsidiary stock as security for loans under the Facility.

At December 31, 2002, we had $222.8 million of long-term debt outstanding, a decrease of 35.5% from $345.7 million at December 31, 2001. Repayment of debt using the $90 million proceeds of our March 2002 stock offering was the major factor in our debt reduction. At year-end 2002, we had $4.9 million of available borrowing capacity. Although the Facility provides up to $300 million of credit, availability under the Facility may be limited by the funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio covenant. Subsequent to year-end 2002, in March 2003, the Facility was amended to revise the funded debt to EBITDA ratio covenant and to reduce the Facility to $275 million. The amendment provides a higher ratio covenant for the end of the first, second and third quarters only of 2003 than the Facility had previously provided. This amendment will provide us with additional borrowing availability during 2003. We believe we will satisfy the financial ratios and tests specified in the amended Facility for the foreseeable future. We also believe that the combination of borrowing availability under the Facility and our operating cash flow will provide sufficient cash flow to finance our existing operations for the foreseeable future. (See also Note 5 of Notes to Consolidated Financial Statements.)

As a result of our capital structure, we are exposed to interest rate risk. Virtually all of our debt is under a credit facility with a variable interest rate based on a margin above LIBOR. As a result, interest rate changes impact our future earnings and cash flows assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on the outstanding debt at December 31, 2002, would result in a change in after-tax annual earnings of approximately $330,000. We have no material foreign currency rate risk or material derivative instruments.

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

Revenue Recognition

Sales and related cost of sales for all products are recognized upon shipment of the products, as shipments are generally FOB shipping point.

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

Impairment of Long-Lived Assets

We review long-lived assets, which include property, plant and equipment, and other intangible assets with definitive lives such as patents and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset in our accounting records may not be fully recoverable. Additionally, we evaluate the recoverability of goodwill and other intangible assets with indefinite lives at least annually, independent of specific events. We assess these assets for impairment based on estimated future cash flows from these assets, which estimates require us to make assumptions about future demand for the Company’s products and services, future market conditions, future growth rates and the discount rate, among others. Changes to these assumptions could result in an impairment charge in future periods.

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

The valuation date for our defined benefit plans is September 30. Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we reduced the long-term rate of return on plan assets from 9.0 percent to 8.75 percent and the discount rate from 7.5 percent to 7.0 percent for our defined benefit plans. Primarily as a result of these rate changes and the reductions in the asset values of all our defined benefit plans due to lower stock market prices, we expect pension expense to increase $1.3 million in 2003 versus 2002. (See also Note 7 of Notes to Consolidated Financial Statements.)

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs and recognition of liabilities associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. For an exit activity initiated under an exit plan prior to the initial application of SFAS 146, prior generally accepted accounting principles continue to apply.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation will not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 13 of this report.

ITEM 8.         Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

	(In Thousands, Except Per Share Data)

	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

	2002	2001	2002	2001	2002	2001	2002	2001

Net Sales	$150,380	$177,122	$154,907	$171,946	$153,997	$166,719	$146,008	$147,784
Gross Profit	36,326	45,151	37,984	42,829	36,577	40,706	32,256	37,191
Income from Operations	12,561	17,160	13,207	14,734	12,549	13,344	8,463	10,822
Net Income	5,788	5,842	7,037	5,284	7,111	4,703	4,582	3,761
Earnings Per Share	.27	.28	.28	.25	.28	.23	.18	.18
Earnings Per Share – Assuming Dilution	.27	.28	.28	.25	.28	.22	.18	.18
Average Number of Shares Outstanding	21,663	20,863	25,009	20,866	25,013	20,871	25,016	20,875
Average Number of Shares – Assuming Dilution	21,759	21,110	25,245	21,128	25,121	21,129	25,116	21,130

Report of Independent Auditors

To the Shareholders and Board of Directors of REGAL-BELOIT CORPORATION:

We have audited the accompanying consolidated balance sheet of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, shareholders’ investment and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, as of January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (Statement No. 142).

As discussed above, the financial statements of the Company as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transition disclosures required by Statement No. 142. Our audit procedures with respect to the disclosures in Note 3 for 2001 and 2000 included (i) agreeing previously reported net income to previously issued financial statements; (ii) agreeing the adjustments to reported net income to the Company’s underlying records obtained from management; and (iii) testing the mathematical accuracy of the information included in Note 3. In our opinion, the disclosures for 2001 and 2000 in Note 3 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP Milwaukee, Wisconsin January 29, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with REGAL-BELOIT CORPORATION’S Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP in connection with this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of REGAL-BELOIT CORPORATION

We have audited the accompanying consolidated balance sheets of REGAL-BELOIT CORPORATION (a Wisconsin Corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP Milwaukee, Wisconsin January 28, 2002

CONSOLIDATED BALANCE SHEETS In Thousands of Dollars, Except Share Information	REGAL-BELOIT

	December 31

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$5,591	$6,629
Receivables, less allowance for doubtful accounts of $1,465 in 2002 and $2,233 in 2001	79,099	80,595
Income tax receivable	184	182
Future income tax benefits	6,208	8,420
Inventories	134,037	132,272
Prepaid expenses	4,413	3,401

Total Current Assets	229,532	231,499
Property, Plant and Equipment:
Land and improvements	12,214	11,867
Buildings and improvements	85,901	85,170
Machinery and equipment	248,678	240,444

Property, Plant and Equipment, at cost	346,793	337,481
Less: Accumulated Depreciation	(173,053)	(152,608)

Net Property, Plant and Equipment	173,740	184,873
Goodwill	313,265	312,735
Other Noncurrent Assets	17,451	17,492

Total Assets	$733,988	$746,599

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable	$32,038	$28,429
Dividends payable	3,002	2,505
Accrued compensation and employee benefits	18,004	20,250
Other accrued expenses	17,604	17,303
Federal and state income taxes	1,324	1,848
Current maturities of long-term debt	155	120

Total Current Liabilities	72,127	70,455

Long-term Debt	222,812	345,667
Deferred Income Taxes	44,913	43,022
Other Noncurrent Liabilities	10,661	5,304

Minority Interest in Consolidated Subsidiary	2,052	2,001

Shareholders’ Investment:
Common stock, $.01 par value, 50,000,000 shares authorized, 25,020,070 issued and outstanding in 2002 and 20,877,249 issued and outstanding in 2001	250	210
Additional paid-in capital	132,167	41,967
Less: Treasury Stock, at cost, 159,900 shares in 2002 and 2001	(2,727)	(2,727)
Retained earnings	257,570	244,564
Accumulated other comprehensive loss	(5,837)	(3,864)

Total Shareholders’ Investment	381,423	280,150

Total Liabilities and Shareholders’ Investment	$733,988	$746,599

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS	REGAL-BELOIT

In Thousands of Dollars, Except Shares Outstanding and Per Share Data

	For the Year Ended December 31,

	2002	2001	2000

Net Sales	$605,292	$663,571	$598,203

Cost of Sales	462,149	497,694	440,774

Gross Profit	143,143	165,877	157,429

Operating Expenses	96,363	109,817	85,821

Income From Operations	46,780	56,060	71,608

Interest Expense	9,399	22,239	15,332

Interest Income	149	221	274

Income Before Income Taxes	37,530	34,042	56,550

Provision For Income Taxes	13,012	14,452	22,779

Net Income	$24,518	$19,590	$33,771

Earnings Per Share	$1.01	$.94	$1.61

Earnings Per Share - Assuming Dilution	$1.01	$.93	$1.61

Average Number of Shares Outstanding	24,186,839	20,868,896	20,984,423

Average Number of Shares - Assuming Dilution	24,310,165	21,124,204	20,996,189

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT	REGAL-BELOIT

In Thousands of Dollars, Except Per Share Data

	Compre- hensive Income	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 1999		$210	$41,585	—	$211,287	$(456)	$252,626
Net Income	$33,771	—	—	—	$33,771	—	$33,771
Dividends Declared ($.48 per share)		—	—	—	(10,066)	—	(10,066)
Translation Adjustments	(951)	—	—	—	—	(951)	(951)

Comprehensive Income	$32,820

Common Stock Repurchased		—	—	(1,685)	—	—	(1,685)
Stock Options Exercised		—	194	—	—	—	194

Balance, December 31, 2000		210	41,779	(1,685)	234,992	(1,407)	273,889
Net Income	$19,590	—	—	—	19,590	—	19,590
Dividends Declared ($.48 per share)		—	—	—	(10,018)	—	(10,018)
Translation Adjustments	(928)	—	—	—	—	(928)	(928)
Additional Pension Liability	(1,529)	—	—	—	—	(1,529)	(1,529)

Comprehensive Income	$17,133

Common Stock Repurchased		—		(1,042)	—	—	(1,042)
Stock Options Exercised		—	188	—	—	—	188

Balance, December 31, 2001		210	41,967	(2,727)	244,564	(3,864)	280,150
Net Income	$24,518	—	—	—	24,518	—	24,518
Dividends Declared ($.48 per share)		—	—	—	(11,512)	—	(11,512)
Translation Adjustments	1,607	—	—	—	—	1,607	1,607
Additional Pension Liability, Net of Tax	(3,580)	—	—	—	—	(3,580)	(3,580)

Comprehensive Income	$22,545

Stock Options Exercised		—	278	—	—	—	278
Stock Offering		40	89,922	—	—	—	89,962

Balance, December 31, 2002		$250	$132,167	$(2,727)	$257,570	$(5,837)	$381,423

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS In Thousands of Dollars	REGAL-BELOIT

	For the Year Ended December 31

	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$24,518	$19,590	$33,771
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	22,134	22,294	20,023
Amortization	1,040	9,504	5,526
Provision for deferred income taxes	4,103	3,014	7,678
Change in assets and liabilities, net of acquisitions:
Receivables	1,289	16,673	8,321
Inventories	(311)	17,014	(5,686)
Income tax receivable	(3)	3,887	(4,069)
Current liabilities and other, net	1,639	(10,207)	(13,475)

Net cash provided from operating activities	54,409	81,769	52,089

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(10,754)	(15,426)	(16,994)
Business acquisitions	(1,939)	(3,629)	(269,232)
Sale of property, plant and equipment	205	650	2,725
Other, net	539	159	(1,519)

Net cash used in investing activities	(11,949)	(18,246)	(285,020)

Cash Flows From Financing Activities:
Proceeds from stock offering	89,962	—	—
Additions to long-term debt	1,290	2,000	270,000
Repayment of long-term debt	(124,110)	(50,598)	(24,598)
Repurchase of common stock	0	(1,042)	(1,685)
Stock issued under option plans	278	188	194
Dividends paid to shareholders	(11,015)	(10,022)	(10,075)

Net cash (used in) provided from financing activities	(43,595)	(59,474)	233,836

Effect of Exchange Rate on Cash:	97	(32)	(22)

Net (decrease) increase in cash and cash equivalents	(1,038)	4,017	883
Cash and cash equivalents at beginning of year	6,629	2,612	1,729

Cash and cash equivalents at end of year	$5,591	$6,629	$2,612

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$9,656	$22,607	$14,924
Income Taxes	$7,075	$7,265	$18,348

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2002

(1)           Nature of Operations

REGAL-BELOIT CORPORATION (the Company) is a United States-based multinational corporation. The Company is organized into two operating groups, the Mechanical Group with its principal line of business in mechanical products which control motion and torque and the Electrical Group with its principal line of business in electric motors and power generation products. The principal markets for the Company’s products and technologies are within the United States.

(2)           Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries where the Company owns at least 50%. The minority interest in the earnings of majority-owned consolidated subsidiaries is not material.

Revenue Recognition

Sales and related cost of sales for all products are recognized upon shipment of the products, as shipments are generally FOB shipping point.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions, in certain circumstances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

Net assets of non-U.S. subsidiaries, whose functional currencies are other than the U.S. Dollar, are translated at the rates of exchange in effect as of year-end. Income and expense items are translated at the average exchange rates in effect during the year. The translation adjustments relating to net assets are recorded directly into a separate component of shareholders’ investment. Transaction adjustments are reported in net income.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition. The carrying value of cash equivalents closely approximates their fair market value.

Life Insurance Policies

The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $8,504,000 at December 31, 2002 and $7,963,000 at December 31, 2001. The cash surrender value, net of policy loans, is $1,966,000 and $251,000 at December 31, 2002 and 2001, respectively, and is included as a component of Other Noncurrent Assets.

Goodwill and Other Intangibles

Prior to January 1, 2002, the cost of goodwill and other intangibles was amortized on a straight-line basis over the estimated periods benefited ranging from 5 to 40 years.

Effective January 1, 2002, upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142), goodwill and other intangibles with indefinite useful lives are no longer amortized but instead are reviewed annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Identifiable intangibles with a finite useful life are amortized over their useful lives. (See Note 3 of Notes to Consolidated Financial Statements.)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Inventories

The approximate percentage distribution between major classes of inventory is as follows:

	December 31,

	2002	2001

Raw Material	11%	11%
Work In Process	19%	19%
Finished Goods and Purchased Parts	70%	70%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 86% of the Company’s inventory at December 31, 2002 and 87% in 2001, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $3,818,000 and $4,417,000 as of December 31, 2002 and 2001, respectively. Material, labor and factory overhead costs are included in the inventories.

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

The provisions for depreciation are based on the estimated useful lives of plant and equipment from the dates of acquisition and are calculated primarily using the straight-line method for financial reporting and accelerated methods for income tax purposes. The estimated useful lives are:

Description	Life

Buildings and Improvements	10 to 45 years
Machinery and Equipment	3 to 15 years

Shipping and Handling Revenues and Costs

Shipping and handling costs are recorded as costs of sales and the related billings are recorded as sales.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore, no compensation expense is recognized in connection with stock options granted to employees.

Earnings per Share

The difference between basic and diluted earnings per share is attributable to the incremental shares to be issued, under the Company’s stock option plans, which totaled 123,326, 255,308, and 11,766, at December 31, 2002, 2001 and 2000, respectively.

(3)           Goodwill and Other Intangibles

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The following table reconciles the reported net income and earnings per share to that which would have resulted for 2001 and 2000 if SFAS 142 had been adopted effective January 1, 2000 (in thousands of dollars, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net Income (as reported)	$24,518	$19,590	$33,771
Adjustments:
Goodwill amortization, net of taxes	—	6,700	4,680

Pro-forma Net Income	$24,518	$26,290	$38,451
Pro-forma earnings per share:
Basic	$1.01	$1.26	$1.83
Diluted	$1.01	$1.25	$1.83

During the first quarter of 2002, the Company completed the first step of the transitional goodwill impairment test based on amounts as of January 1, 2002. Based on this review, the Company concluded that there were no impairment losses for goodwill due to the initial application of SFAS 142. As permitted by SFAS 142, the Company has elected to perform its annual test for impairment during the fourth quarter. Accordingly, the Corporation updated the analysis to November 30, 2002 and concluded that there continues to be no impairment with respect to goodwill.

Goodwill at December 31, 2001 of $312,735,000 related solely to the Electrical Group and did not change during 2002. In 2002, $530,000 of goodwill was added in the Mechanical Group due to the Powertrax® acquisition described in Note 10. At December 31, 2002 and 2001, none of the Company’s other intangible assets were determined to have indefinite lives and acquired intangibles with definite lives were not material.

(4)           Leases and Rental Commitments

Rental expenses charged to operations amounted to $6,928,000 in 2002, $7,314,000 in 2001, and $4,934,000 in 2000. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Thousands of Dollars)

2003	$4,358
2004	3,348
2005	2,465
2006	1,987
2007	1,898
Thereafter	$538

(5)           Long-Term Debt and Bank Credit Facilities

Long-term debt consists of the following:

	(In Thousands of Dollars) December 31,

	2002	2001

Revolving Credit Facility	$218,000	$342,000
Other	4,967	3,787

	222,967	345,787
Less: Current maturities	155	120

Noncurrent portion	$222,812	$345,667

The Company maintained at December 31, 2002, a $300,000,000 revolving credit facility which expires December 31, 2005 (the “Facility”). The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary with LIBOR. The Facility includes various financial covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. The Company was in compliance with all financial covenants as of December 31, 2002.

The average balance outstanding under the Facility in 2002 was $253,625,000. The average interest rate paid under the Facility in 2002 was 3.5% and was 2.4% at December 31, 2002. The Company had $4,900,000 of available borrowing capacity under the Facility at December 31, 2002.

Subsequent to year-end 2002, the Company and its lenders amended the Facility to revise a financial covenant, thereby providing additional borrowing capacity during 2003, and to reduce the Facility to $275,000,000.

The Company also has other loans with a total balance outstanding of $4,967,000 at December 31, 2002. The largest is a $2,000,000 industrial development bond issue completed on September 6, 2001.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt is not materially different from the carrying value. Maturities of long-term debt are as follows:

Year	(In Thousands of Dollars)

2003	$155
2004	281
2005	218,273
2006	731
2007	373
Thereafter	3,154

Total	$222,967

(6)           Contingencies and Commitments

The Company is, from time to time, party to lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2002:

(In Thousands of Dollars)

Beginning balance January 1, 2002	$(3,652)
Deduct: Payments	6,605
Add: Provision	(6,384)

Ending Balance December 31, 2002	$(3,431)

Approximately 48% of the provision noted above relates to warranties issued during 2002.

(7)           Retirement Plans

The Company has a number of retirement plans that cover most of its employees. The plans include defined contribution plans and defined benefit plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $2,299,000, $3,329,000, and $4,628,000 in 2002, 2001 and 2000, respectively. Benefits provided under defined benefit plans are based, depending on the plan, on employees’ average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit plans is in accordance with federal laws and regulations.

Net periodic pension benefit costs for the defined benefit plans were as follows:

	(In Thousands of Dollars) Year Ended December 31

	2002	2001	2000

Service cost	1,336	1,330	1,253
Interest cost	3,233	3,078	2,993
Expected return on plan assets	(5,438)	(5,410)	(4,858)
Net amortization and deferral	(157)	(355)	(125)

Net periodic income	(1,026)	(1,357)	(737)

The following table presents a reconciliation of the funded status of the defined benefit plans using an assumed discount rate of 7.0% in 2002 and 7.5% in 2001, annual compensation increases of 3.0% in 2002 and 3.75% in 2001, and an assumed long-term rate of return on plan assets of 8.75% in 2002 and 9.0% in 2001.

	(In Thousands of Dollars)
	2002	2001

Change in projected benefit obligation:
Obligation at beginning of period	$43,108	$41,042
Service cost	1,336	1,330
Interest cost	3,233	3,078
Change in assumptions	2,600	(882)
Plan amendments	26	403
Benefits paid	(2,119)	(1,863)

Obligation at end of period	48,184	43,108

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	47,681	60,844
Actual loss on plan assets	(4,900)	(11,582)
Employer contributions	296	282
Benefits paid	(2,119)	(1,863)

Fair value of plan assets at end of period	40,958	47,681

Funded status	(7,226)	4,573

Unrecognized net actuarial loss	16,450	3,251
Unrecognized prior service costs	1,174	1,252

Net amount recognized	$10,398	$9,076

Amounts recognized in balance sheets (December 31):
Prepaid benefit cost	$8,703	$11,077
Accrued benefit liability	(7,509)	(3,906)
Intangible asset	1,096	376
Accumulated other comprehensive loss	8,108	1,529

Net amount recognized	$10,398	$9,076

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $22,070,000, $22,051,000 and $14,542,000, respectively, as of December 31, 2002, and $7,740,000, $7,699,000 and $4,094,000, respectively, as of December 31, 2001.

(8)           Shareholders’ Investment

The Company has one stock option plan available for new grants to officers, directors and key employees, the 1998 Stock Option Plan, as amended. Additionally, the Company’s 1991 Flexible Stock Incentive Plan and the 1987 Stock Option Plan, which have expired as to new grants, have shares previously granted remaining outstanding. Options under all the plans were granted at prices that equaled the market value on the date of the grant and with a maximum term of 10 years from the date of grant. Options vest over various periods up to 10 years. A summary of the Company’s three stock option plans follows:

	At December 31, 2002

	1987 Plan	1991 Plan	1998 Plan

Total Plan shares	450,000	1,000,000	1,000,000
Options granted	449,850	762,882	734,650
Options outstanding	18,650	378,754	728,350
Options available for grant	—	—	265,350

A summary of the status of the Company’s three stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,460,124	$18.49	1,477,718	$18.01	1,430,682	$18.47
Granted	38,250	19.97	41,850	18.71	134,750	18.14
Exercised	(357,370)	7.77	(26,194)	7.52	(26,018)	6.97
Forfeited	(15,250)	21.43	(33,250)	21.28	(61,696)	22.61

Outstanding at end of year	1,125,754	$21.98	1,460,124	$18.49	1,477,718	$18.01

Options exercisable at year-end	710,904		889,824		865,968

The following table provides information on the three Plans at various exercise price ranges:

	Range of Exercise Prices

	$10.25-$15.37	$15.38-$23.07	$23.08-$32.44	Total

Options outstanding at 12/31/02	27,136	385,418	713,200	1,125,754
Options exercisable at 12/31/02	27,136	229,318	454,450	710,904

The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts:

	(In Thousands, Except Per Share Data)
	Year Ended December 31

	2002	2001	2000

Net Income:
As Reported	$24,518	$19,590	$33,771
Pro Forma	$23,992	$18,886	$33,018

Earnings Per Share:
As Reported	$1.01	$.94	$1.61
Pro Forma	$.99	$.91	$1.57

Earnings Per Share - Assuming Dilution:
As Reported	$1.01	$.93	$1.61
Pro Forma	$.99	$.89	$1.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.5%, 5.1% and 6.3%; expected dividend yield of 2.5% for all years; expected option lives of 7.0 for all years; expected volatility of 32% in 2002 and 33% in both 2001 and 2000.

On January 28, 2000, the Board of Directors approved a Shareholder Rights Plan (the “Plan”). Pursuant to this Plan, one common share purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Company’s common stock at a price of $60 per share (equivalent to $30 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires, or announces an offer for, 15% or more of the Company’s common stock. In this event, each right will thereafter entitle the holder to purchase, at the right’s then-current exercise price, common stock of the Company or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice the full share exercise price. The rights may be redeemed by the Company at a price of one-tenth of one cent per right at any time prior to the time a person or group acquires 15% or more of the Company’s common stock. The rights expire on January 28, 2010, unless otherwise extended.

The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 31, 2002, the Company repurchased 159,900 shares at an average purchase price of $17.06 per share. Management ceased repurchases in January 2001.

(9)           Income Taxes

Earnings before income taxes consisted of the following:

	(In Thousands of Dollars) Year Ended December 31

	2002	2001	2000

United States	$34,907	$30,213	$55,879
Foreign	2,623	3,829	671

Total	$37,530	$34,042	$56,550

The provision for income taxes is summarized as follows:

	(In Thousands of Dollars) Year Ended December 31

Current	2002	2001	2000

Federal	$7,164	$9,155	$12,858
State	1,004	1,186	1,995
Foreign	741	1,097	248

	8,909	11,438	15,101
Deferred	4,103	3,014	7,678

	$13,012	$14,452	$22,779

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

	Year Ended December 31

	2002	2001	2000

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	2.3	2.5
Nondeductible goodwill amortization	0.0	4.0	2.4
Prior period tax refund	(1.3)	—	—
Other, net	(0.7)	1.2	.4

Effective tax rate	34.7%	42.5%	40.3%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company’s net deferred tax liability as of December 31, 2002 of $38,705,000 is classified on the consolidated balance sheet as a current income tax benefit of $6,208,000 and a long-term deferred income tax liability of $44,913,000. The December 31, 2001 net deferred tax liability was $34,602,000, consisting of a current income tax benefit of $8,420,000 and a long-term deferred income tax liability of $43,022,000. The components of this net deferred tax liability are as follows:

	(In Thousands of Dollars) December 31

	2002	2001

Federal operating loss carry forward	$152	$277
Accrued employee benefits	3,642	1,349
Bad debt reserve	532	768
Warranty reserve	964	682
Other	360	215

Deferred tax assets	5,650	3,291

Property related	(29,407)	(29,121)
Inventory	(5,755)	(4,935)
Other	(9,193)	(3,837)

Deferred tax liabilities	(44,355)	(37,893)

Net deferred tax liability	$(38,705)	$(34,602)

(10)         Acquisitions

On September 16, 2002, the Company purchased, for cash, select assets of the Powertrax® product line of Vehicular Technologies. The purchased assets included inventory and certain intangible assets. The operating results and purchased assets are not material to the performance or financial position of the Company. In November 2002, the Company entered into an agreement to form a joint venture effective January 1, 2003, with Shanghai Jinling Co., Ltd. The Company acquired, for a combination of cash and investment of machinery and technology, a 50% ownership in Shanghai Micro Motor, Shanghai Jinling’s sub-fractional and fractional motor company, which was already a supplier to the Company. The purchased assets are not material to the financial position of the Company.

On January 16, 2001, the Company acquired, for cash, selected assets of Philadelphia Gear Company, which now comprise the Company’s spiral bevel gear product line. The purchased assets included inventory and selected machinery, equipment and tooling. The operating results and assets purchased are not material to the performance or financial position of the Company.

On September 29, 2000, the Company acquired 100% of the stock of LEESON Electric Corporation, a leading manufacturer of electric motors, for approximately $260,000,000 in cash. Approximately $86,000,000 of the purchase price was allocated to the net assets acquired, and the remaining $174,000,000 was recorded as goodwill. On June 29, 2000, the Company acquired the assets and liabilities of Thomson Technology, Inc. (“TTI”) for approximately $10,000,000. TTI is a Vancouver, BC, Canada based manufacturer of power systems controls for the worldwide power generation market.

(11)         Industry Segment Information

The Company’s reportable segments are strategic businesses that offer different products and services. The Company has two such reportable segments: Mechanical Group and Electrical Group. The Mechanical Group produces mechanical speed reducers and related products for sale to original equipment manufacturers and distributors. The Electrical Group produces electric motors, power generation equipment and related products for sale to original equipment manufacturers and distributors.

The Company evaluates performance based on the segments’ income from operations. Corporate costs have been allocated to each Group based primarily on the net sales of each Group. The reported net sales of each segment are solely from external customers. No single customer accounts for 10% or more of the Company’s net sales. The Company’s products manufactured and sold outside the United States were approximately 9%, 8% and 4% of net sales in 2002, 2001 and 2000, respectively. Export sales from U.S. operations were approximately 5% of net sales in 2002, 6% in 2001 and 6% in 2000.

Pertinent data for each industry segment in which the Company operated for the three years ended December 31, 2002 is as follows:

	(In Thousands of Dollars)

	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization

2002
Mechanical Group	$186,716	$11,678	$124,053	$3,522	$8,410
Electrical Group	418,576	35,102	609,935	7,232	14,764

Total REGAL-BELOIT	$605,292	$46,780	$733,988	$10,754	$23,174

2001
Mechanical Group	$206,615	$15,872	$125,201	$5,110	$8,824
Electrical Group	456,956	40,188	621,398	10,316	22,974

Total REGAL-BELOIT	$663,571	$56,060	$746,599	$15,426	$31,798

2000
Mechanical Group	$244,249	$30,794	$142,145	$6,515	$9,663
Electrical Group	353,954	40,814	650,262	10,479	15,886

Total REGAL-BELOIT	$598,203	$71,608	$792,407	$16,994	$25,549

ITEM 9.         Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

In June 2002, the Company’s former independent auditors, Arthur Andersen LLP, were dismissed. The Audit Committee appointed, after an extensive interview process, and the Board of Directors approved, Deloitte & Touche LLP as the Company’s new independent auditors. The information required under this item has been previously reported on Form 8-K dated June 27, 2002.

The Company had no disagreements with either its former or current independent auditors subject to disclosure by Item 304 of Regulation S-K.

PART III

ITEM 10.       Directors and Executive Officers of the Registrant

Information required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 8 and 9 of this Annual Report on Form 10-K.

ITEM 11.       Executive Compensation

Information required by Item 402 of Regulation S-K is included on pages 5-6 and 10-13 of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference; provided, however, that the subsection entitled “Report of Compensation and Human Resources Committee on Annual Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required pursuant to Items 403 and 201(d) of Regulation S-K is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, respectively, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 13.       Certain Relationships and Related Transactions

Information required pursuant to Item 404 of Regulation S-K is included under the caption “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 14.       Controls and Procedures

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

PART IV

ITEM 15.       Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K

(a)	1.	Financial statements - The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
	2.

Financial statement schedule - The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

	3.	Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.
(b)	Reports on Form 8-K
	There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

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

Kenneth F. Kaplan Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James L. Packard	Chairman, Chief Executive Officer and Director	March 11, 2003

James L. Packard

/s/ Kenneth F. Kaplan	Vice President, Chief Financial Officer and Secretary (Principal Accounting & Financial Officer)	March 11, 2003

Kenneth F. Kaplan

/s/ Henry W. Knueppel	President, Chief Operating Officer and Director	March 11, 2003

Henry W. Knueppel

/s/ J. Reed Coleman	Director	March 11, 2003

J. Reed Coleman

/s/ Frank E. Bauchiero	Director	March 11, 2003

Frank Bauchiero

/s/ Stephen N. Graff	Director	March 11, 2003

Stephen N. Graff

CERTIFICATIONS

I, James L. Packard, certify that:

1. I have reviewed this annual report on Form 10-K of REGAL-BELOIT CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ James L. Packard

Chief Executive Officer and Chairman of the Board

I, Kenneth F. Kaplan, certify that:

1. I have reviewed this annual report on Form 10-K of REGAL-BELOIT CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Kenneth F. Kaplan

Vice President, Chief Financial Officer and Secretary

REGAL-BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

The following documents are incorporated by reference as part of this report.

Page(s) In Form 10-K

(1) Financial Statements:
Report of Independent Public Accountants	16-17
Consolidated Balance Sheets at December 31, 2002 and 2001	18
Consolidated Statements of Income for the three years ended December 31, 2002, 2001 and 2000	19
Consolidated Statement of Shareholders’ Investment for the three years ended December 31, 2002, 2001 and 2000	20
Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001 and 2000	21
Notes to Consolidated Financial Statements	22-30

Page(s) In Form 10-K

(2) Financial Statement Schedule:
Reports of Independent Auditors/Independent Public Accountants on Financial Statement Schedule	36
For the three years ended December 31, 2001, Schedule II – Valuation And Qualifying Accounts	37

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
REGAL-BELOIT CORPORATION and Subsidiaries

We have audited the consolidated financial statements of REGAL-BELOIT CORPORATION and subsidiaries as of December 31, 2002, and for the year then ended and have issued our report thereon dated January 29, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and related disclosure), which is included elsewhere in this Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic 2002 consolidated financial statements taken as a whole. The consolidated financial statement schedule of REGAL-BELOIT CORPORATION for the year ended December 31, 2002, is presented for the purpose of meeting the reporting requirements of the Securities and Exchange Commission. This consolidated financial statement schedule is the responsibility of the Company’s management. Such consolidated financial statement schedule has been subjected to the auditing procedures applied in our audit of the basic 2002 consolidated financial statements and in our opinion is fairly stated in all material respects when considered in relation to the basic 2002 consolidated financial statements taken as a whole. The 2001 and 2000 consolidated financial statement schedules were subjected to auditing procedures by other auditors who have ceased operations and whose report dated January 29, 2002 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 29, 2003

The report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K.

We will not be able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 for our registration statements on Form S-8. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act with respect to any such registration statements, and therefore ultimate recovery on a successful claim may be limited. The ability of investors to recover from Arthur Andersen LLP may also be limited as a result of Arthur Andersen LLP’s financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Regal-Beloit Corporation in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP Milwaukee, Wisconsin January 28, 2002

SCHEDULE II

REGAL-BELOIT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

	(In Thousands of Dollars)

	Balance Beginning of Year	Provision (Credits) For Losses	Write-offs Net of Recoveries	Additions, Related to Acquisition	Balance End of Year

Year Ended December 31, 2002	$2,233	$590	$(1,358)	$0	$1,465

Year Ended December 31, 2001	$2,031	$912	$(710)	$0	$2,233

Year Ended December 31, 2000	$1,758	$554	$(809)	$528	$2,031

EXHIBITS INDEX

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger among the Registrant, Regal-Beloit Acquisition Corp., and Marathon Electric Manufacturing Corporation dated as of February 26, 1997, as amended and restated March 17, 1997 and March 26, 1997. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated April 10, 1997]

2.2

Stock Purchase Agreement, dated as of August 7, 2000, as amended by First Amendment to Stock Purchase Agreement, dated as of September 29, 2000, among REGAL-BELOIT CORPORATION, LEC Acquisition Corp., Leeson Electric Corporation (“Leeson”) and Leeson’s Shareholders. [Incorporated by reference to Exhibit 2 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated October 13, 2000]

3.1

Articles of Incorporation of the Registrant [Incorporated by reference to Exhibit B to REGAL-BELOIT CORPORATION’S Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders]

3.2	Bylaws of the Registrant [Incorporated by reference to Exhibit C to REGAL-BELOIT CORPORATION’S Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders]

4.1	Articles of Incorporation and Bylaws of the Registrant [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]

4.2

Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT CORPORATION and BankBoston, N.A. [Incorporated by reference to Exhibit 4.1 to REGAL-BELOIT CORPORATION’S Registration Statement on Form 8-A (Registration No. 1-7283) filed January 31, 2000]

4.3

Credit Agreement, dated as of September 29, 2000, among REGAL-BELOIT CORPORATION, M&I Marshall & Ilsley Bank, as Administrative Agent, and Swing Line Bank, Bank of America, N.A., as Documentation and Syndication Agent, Banc of America Securities LLC, Lead Arranger and Book Manager and each of the Banks Party to the Credit Agreement [Incorporated by reference to Exhibit 4 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated October 13, 2000]

4.4

First Amendment, dated as of June 29, 2001, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent [Incorporated by reference to Exhibit 1 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

Exhibit Number	Exhibit Description

4.5

Second Amendment and Waiver, dated as of January 31, 2002, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent [Incorporated by reference to Exhibit 99.4 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated February 1, 2002]

4.6

Amendment effective as of June 11, 2002, to the Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT CORPORATION and BankBoston, N.A. originally filed as Exhibit 4.1 and incorporated on REGAL-BELOIT CORPORATION’S Registration Statement on Form 8-A (file no. 1-7283) and on REGAL-BELOIT CORPORATION’S current report on Form 8-K dated January 31, 2000. [Incorporated by reference to Exhibit 4.6 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.]

4.7

Third Amendment, dated as of October 7, 2002, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent, filed herein.

10.1*	1987 Stock Option Plan [Incorporated by reference to Exhibit 10.3 to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-1 (Registration No. 33-25363) dated November 4, 1988]

10.2*	1991 Flexible Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 1992]

10.3*	1998 Stock Option Plan, as amended [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-84779)]

10.4*

Key Executive Employment and Severance Agreement, dated as of June 18, 2001, between James L. Packard and REGAL-BELOIT CORPORATION [Incorporated by reference to Exhibit 10.9 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2002.]

10.5*	Form of Key Executive Employment and Severance Agreement between REGAL-BELOIT CORPORATION and each of Henry W. Knueppel and Kenneth F. Kaplan, filed herein

21	Subsidiaries of REGAL-BELOIT CORPORATION

23	Consent of Independent Auditors

99.1

REGAL-BELOIT CORPORATION Letter to the Securities and Exchange Commission regarding representations from Arthur Andersen LLP [Incorporated by reference to Exhibit 99.1 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2002.]

Exhibit Number	Exhibit Description

99.2	Proxy Statement of REGAL-BELOIT CORPORATION for the 2003 Annual Meeting of Shareholders

[The Proxy Statement for the 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

99.3	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350.

99.4	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350.

______________

*          A management contract or compensatory plan or arrangement.