Form 10-Q
period 2003-03-31
REGAL BELOIT CORP
filed 2003-05-14
CIK 82811

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	03/31/03
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number :

1-7283

REGAL-BELOIT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin
39-0875718
State or other jurisdiction of

incorporation or organization)

IRS Employer Identification Number)

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

25,031,006 Shares, Common Stock, $.01 Par Value

3

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended March 31, 2003

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6 – 7

Item 2 - Management’s Discussion and Analysis of Financial

Condition and Results of Operations

7 - 9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

9

Item 4 – Controls and Procedures

9 - 10

PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

10

Signature

10

Certifications

11 - 12

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of our outstanding debt, 3) our success in increasing sales and maintaining or improving the operating margins of our businesses, 4) the availability of or material increases in the costs of select raw materials or parts, 5) actions taken by competitors, and 6) our ability to satisfy various covenant requirements under our credit facility. Investors are directed to other documents, such as our Annual Report on Form 10-K and other Form 10-Q's filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Item I. Financial Statements		(From Audited
ASSETS	(Unaudited)	Statements)
	March 31, 2003	Dec. 31, 2002
Current Assets:
Cash and Cash Equivalents	$6,474	$5,591
Receivables, less reserves of $1,286 in 2003
and $1,465 in 2002	89,043	79,099
Inventories	138,317	134,037
Other Current Assets	12,089	10,805
Total Current Assets	245,923	229,532

Property, Plant and Equipment at Cost	351,038	346,793
Less - Accumulated Depreciation	(177,744)	(173,053)
Net Property, Plant and Equipment	173,294	173,740

	313,265	313,265
Other Noncurrent Assets	16,432	17,451
Total Assets	$748,914	$733,988

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable	$ 40,561	$ 32,038
Federal and State Income Taxes	2,981	1,324
Accrued Compensation and Employee Benefits	20,055	18,004
Other Current Liabilities	17,061	20,761
Total Current Liabilities	80,658	72,127

Long-Term Debt	222,968	222,812
Deferred Income Taxes	44,910	44,913
Other Noncurrent Liabilities	11,032	10,661
>Minority Interest in Consolidated Subsidiary	4,078	2052

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 25,029,638 issued in 2003 and
25,020,070 issued in 2002	250	250
Additional Paid-In Capital	132,290	132,167
Less – Treasury Stock, at cost, 159,900 Shares
In 2003 and in 2002	(2,727)	(2,727)
Retained Earnings	260,635	257,570
Accumulated Other Comprehensive Loss	(5,180)	(5,837)
Total Shareholders’ Investment	385,268	381,423
Total Liabilities and Shareholders’ Investment	$748,914	$733,988

See accompanying notes.

REGAL-BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

Three Months Ended

	March 31,
	2003	2002
Net Sales	$ 153,324	$ 150,380
Cost of Sales	117,091	114,054
Gross Profit	36,233	36,326
Operating Expenses	24,990	23,765
Income From Operations	11,243	12,561
Interest Expense	1,576	3,469
Interest Income	36	20
Income Before Taxes	9,703	9,112
Provision For Income Taxes	3,635	3,324
Net Income	$ 6,068	$ 5,788

Per Share of Common Stock:
Earnings Per Share	$ .24	$ .27
Earnings Per Share – Assuming Dilution	$ .24	$ .27
Cash Dividends Declared	$ .12	$ .12
Average Number of Shares Outstanding	25,025,115	21,663,170
Average Number of Shares-Assuming Dilution	25,204,257	21,758,905

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

	$ 6,068	$ 5,788

Adjustments to reconcile net income to net cash provided

from operating activities:

Depreciation, amortization and deferred income taxes

	5,594	5,706

Change in Assets and Liabilities:

Current assets	(12,992)	(1,550)
Current liabilities	7,759	78

Net cash provided from operating activities

	6,429	10,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,220)	(2,081)

Investment in joint-venture

	(1,500)	-0-)

Sale of property, plant and equipment

	34	139

Other, net

	2,856	(549)

Net cash used in investing activities

	(2,830)	(2,491)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock offering

	0	89,943

Additions to (Repayment of) long-term debt

	151	(96,029)

Dividends paid to shareholders

	(3,002)	(2,505)

Stock issued under option plans

	124	124

Net cash used in financing activities

	(2,727)	(8,467)

EFFECT OF EXCHANGE RATE ON CASH	11	(18)

Net increase (decrease) in cash and cash equivalents	883	(954)

Cash and cash equivalents at beginning of period

	5,591	6,629

Cash and cash equivalents at end of period

	$ 6,474	$ 5,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:

Interest

	$ 1,521	$ 3,620

Income taxes

	$1,876	$ 913

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of REGAL-BELOIT Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair statement of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2. INVENTORIES

Cost for approximately 85% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

March 31, 2003

December 31, 2002

Raw Material	11%	11%
Work-in Process	19%	19%
Finished Goods	70%	70%

3. COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended March 31, 2003, the impact was $657,000 of comprehensive income resulting in comprehensive income of $6,725,000 for the quarter. The impact in the first quarter of 2002 was $277,000 of comprehensive expense resulting in comprehensive income of $5,511,000.

4. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the first quarter of 2003:

(In Thousands of Dollars)
Beginning balance January 1, 2003	$3,431
Deduct: Payments	(1,402)
Add: Provision	1,146
Ending balance March 31, 2003	$3,175

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group		Electrical Group
	First Quarter		First Quarter
	2003	2002	2003	2002
Net Sales	$45,675	$46,274	$107,649	$104,106
Income from Operations	$ 2,773	$ 3,806	$ 8,470	$ 8,755
Income from Operations as a % of Net Sales	6.1%	8.2%	7.9%	8.4%
Goodwill	$ 530	$ 0	$312,735	$312,735

As consistent with December 31, 2002, acquired intangibles with definite lives were not material.

6. STOCK-BASED COMPENSATION COST

The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	(In Thousands of Dollars, Except Per Share Data)
	First Quarter 2003	First Quarter 2002
Net Income:
As Reported	$6,068	$5,788
Pro-Forma	$5,990	$5,657
Earnings Per Share:
As Reported	$.24	$.27
Pro Forma	$.24	$.26
Earnings Per Share – Assuming Dilution:
As Reported	$.24	$.27
Pro-Forma	$.24	$.26

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarter of 2003 and 2002, respectively: risk-free interest rates of 3.3% and 5.0%; expected dividend yield of 2.5% and expected option lives of 7.0 years for both years; and expected volatility of 33% and 32%.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or “the Company” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

OVERVIEW

We expected and achieved sequential earnings improvement in the first quarter of 2003 from the fourth quarter of 2002. Also as expected, significant recovery in our markets did not begin during the quarter. However, net sales did increase to $153.3 million in the first quarter, a 5% sequential improvement from $146.0 million in 2002’s fourth quarter and a 2% gain over the first quarter of 2002. The combination of the sales increase and improved operating margin from the fourth quarter of 2002 resulted in first quarter earnings of $.24 following $.18 per share in the fourth quarter last year.

RESULTS OF OPERATIONS

Our net sales in the first quarter of 2003 were $153.3 million, 1.9% higher than net sales of $150.4 million in the first quarter of 2002. Our sales were impacted by weak product demand across most of our markets as a result of continued weakness in the industrial manufacturing sector of the economy. (See Note 5 to the accompanying financial statements for our business segment data.)

Gross profit of $36.2 million in the first quarter was virtually unchanged from comparable 2002. However, as a percentage of sales, gross profit decreased to 23.6% from 24.2% a year previously. The gross profit margin decrease was due primarily to reduced overhead absorption resulting from lower production levels and to higher utilities, unemployment insurance and trucking diesel fuel costs this year versus a year ago.

Operating expenses of $25.0 million in the first quarter were 5.0% higher than the $23.8 million in 2002’s first quarter. The increase was due primarily to a combination of higher costs for insurances and personnel. Our income from operations was $11.2 million in the first quarter, 11.1% below $12.6 million in comparable 2002. As a percentage of sales, income from operations decreased to 7.3% from 8.4% in the first quarter last year. The impact of the lower gross profit margin and higher operating expenses resulted in the lower income from operations.

Interest expense of $1.6 million was 54.3% lower than $3.5 million in 2002’s first quarter. A combination of: 1) reduced debt resulting from proceeds of the Company’s $90 million March 13, 2002 stock offering and our 2002 operating cash flow and 2) reduced interest rates paid by the Company accounted for the significantly reduced interest expense. Our effective tax rate in the first quarter of 2003 was 37.5% as compared to 36.5% in comparable 2002.

Our net income was $6.1 million in 2003’s first quarter, a 5.2% increase from $5.8 million in the first quarter of 2002. Earnings per share of $.24 in 2003 compares to $.27 per share in comparable 2002. The decrease in EPS despite increased net income was due to the impact of our March 2002 stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $165.3 million at March 31, 2003, an increase of $7.9 million from December 31, 2002. Our Current Ratio was 3.0:1 at quarter’s end, below 3.2:1 at year-end 2002. Increased accounts receivable were responsible for the working capital increase.

Cash flow from operations in the first quarter of 2003 was $6.4 million, below operating cash flow of $10.0 million in comparable 2002. The lower cash flow was due to an increase in inventories in 2003 versus a decline in inventories in the first quarter of 2002. Capital spending in the first quarter was $4.2 million, double the $2.1 million spent a year ago. Outstanding commitments for future capital expenditures at March 31, 2003 were $2.0 million.

Our primary financing source is our $275 million long-term unsecured revolving credit facility (the “Facility”) that expires December 31, 2005. On March 4, 2003 we amended the facility to change a financial covenant for the balance of 2003 and to reduce the facility by $25 million to $275 million. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of March 31, 2003.

At March 31, 2003, we had $218.2 million of debt outstanding under the Facility and $223.1 million of debt from all sources. Our available borrowing capacity was approximately $17 million at March 31, 2003. We believe we will be able to satisfy the financial ratios and tests specified in the Facility for the foreseeable future. We also believe that the combination of borrowing availability under the Facility and our operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements and the amounts of our revenues and expenses during the periods reported. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are our critical accounting policies which could have the most significant effect on our reported results or require management’s most difficult, subjective or complex judgments.

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

Impairment of Long-Lived Assets

We review long-lived assets, which include property, plant and equipment, and other intangible assets with definitive lives such as patents and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset in our accounting records may not be fully recoverable. Additionally, we evaluate the recoverability of goodwill and other intangible assets with indefinite lives at least annually during our fourth quarter, independent of specific events. We assess these assets for impairment based on estimated future cash flows from these assets, which estimates require us to make assumptions about future demand for the Company’s products and services, future market conditions, future growth rates and the discount rate, among others. Changes to these assumptions could result in an impairment charge in future periods.

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs and recognition of liabilities associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. We initiated no exit or disposal activities during the first quarter of 2003. For an exit activity initiated under an exit plan prior to the initial application of SFAS 146, prior generally accepted accounting principles continue to apply.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that at March 31, 2003, there has been no material change to this information.

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
10.1

Fourth Amendment, dated as of March 4, 2003, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent.

99.1 and 99.2	Written statements of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

b) Reports on Form 8-K
On April 21, 2003, the Company filed a current report on Form 8-K containing the Company’s first quarter 2003 earnings news release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE: May 14 , 2003

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

Date:	May 14, 2003	/S/ James L. Packard
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

Date:	May 14, 2003	/S/ Kenneth F. Kaplan
Vice President, Chief Financial Officer and Secretary