Form 10-Q
period 2003-06-30
REGAL BELOIT CORP
filed 2003-08-13
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-7283

REGAL-BELOIT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin
39-0875718
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

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

25,031,756 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended June 30, 2003

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Condensed Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6 – 7

Item 2 -

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

8 - 9

Item 3 -

Quantitative and Qualitative Disclosures about Market Risk

10

Item 4 –

Controls and Procedures

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

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Item 1. Financial Statements		(From Audited
ASSETS	(Unaudited)	Statements)
	June 30, 2003	Dec. 31, 2002
Current Assets:
Cash and Cash Equivalents	$ 7,951	$ 5,591
Receivables, less reserves of $1,418 in 2003
and $1,465 in 2002	89,164	79,099
Inventories	135,141	134,037
Other Current Assets	11,629	10,805
Total Current Assets	243,885	229,532

Property, Plant and Equipment at Cost	356,857	346,793
Less - Accumulated Depreciation	(183,015)	(173,053)
Net Property, Plant and Equipment	173,842	173,740

Goodwill	313,265	313,265
Other Noncurrent Assets	16,485	17,451
Total Assets	$747,477	$733,988

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable	$ 35,493	$ 32,038
Federal and State Income Taxes	6,063	1,324
Employee Compensation & Benefits	19,376	18,004
Other Current Liabilities	16,498	20,761
Total Current Liabilities	77,430	72,127

Long-Term Debt	219,234	222,812
Deferred Income Taxes	44,918	44,913
Other Noncurrent Liabilities	10,849	10,661
Minority Interest in Consolidated Subsidiary	4,409	2,052

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 25,031,756 issued in 2003 and
25,020,070 issued in 2002	250	250
Additional Paid-In Capital	132,313	132,167
Less – Treasury Stock, at cost, 159,900 Shares in
2003 and in 2002	(2,727)	(2,727)
Retained Earnings	264,112	257,570
Accumulated Other Comprehensive Loss	(3,311)	(5,837)
Total Shareholders’ Investment	390,637	381,423
Total Liabilities and Shareholders’ Investment	$747,477	$733,988

See accompanying notes.

REGAL-BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

Three Months Ended

Six Months Ended

	June 30,		June 30,
	2003	2002	2003	2002

Net Sales	$ 154,645	$ 154,907	$ 307,969	$ 305,287
Cost of Sales	117,261	116,923	234,352	230,977
Gross Profit	37,384	37,984	73,617	74,310
Operating Expenses	25,296	24,777	50,286	48,542
Income From Operations	12,088	13,207	23,331	25,768
Interest Expense	1,719	2,393	3,295	5,862
Interest Income	6	6	42	26
Income Before Taxes	10,375	10,820	20,078	19,932
Provision For Income Taxes	3,892	3,783	7,527	7,107
Net Income	$ 6,483	$ 7,037	$ 12,551	$ 12,825

Per Share of Common Stock:
Earnings Per Share	$ .26	$ .28	$ .50	$ .55
Earnings Per Share – Assuming Dilution	$ .26	$ .28	$ .50	$ .55
Cash Dividends Declared	$ .12	$ .12	$ .24	$ .24
Average Number of Shares Outstanding	25,031,250	25,009,369	25,028,200	23,336,270
Average Number of Shares-Assuming Dilution	25,226,651	25,244,830	25,215,454	23,501,868

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

	$ 12,551	$ 12,825

Adjustments to reconcile net income to net cash provided

from operating activities:

Depreciation, amortization and deferred income taxes

	11,245	11,738
Change in assets and liabilities:
Current assets, other than cash	(7,716)	1,082
Current liabilities, other than notes payable	4,205	6,902

Net cash provided from operating activities

	20,285	32,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,919)	(4,213)

Business acquisitions

	(1,500)	--

Sale of property, plant and equipment

	114	150

Other, net

	2,753	(1,652)

Net cash used in investing activities

	(8,552)	(5,715)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Stock Offering

	--	89,843

Repayment of long-term debt

	(3,590)	(114,357)

Dividends paid to shareholders

	(6,006)	(5,039)

Other, net

	146	208

Net cash used in financing activities

	(9,450)	(29,345)

EFFECT OF EXCHANGE RATE ON CASH	77	94

Net increase (decrease) in cash and cash equivalents	2,360	(2,419)

Cash and cash equivalents at beginning of period

	5,591	6,629

Cash and cash equivalents at end of period

	$ 7,951	$ 4,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during year for:

Interest

	$ 3,244	$ 6,035

Income taxes

	$ 2,678	$ 1,818

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

2. INVENTORIES

Cost for approximately 83% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

June 30, 2003

December 31, 2002

Raw Material	11%	11%
Work In Process	20%	19%
Finished Goods	69%	70%

3. COMPREHENSIVE INCOME

The Company's comprehensive income is impacted by the amount of the cumulative translation adjustment recorded to shareholders' equity. For the quarter ended June 30, 2003, the impact was $1,868,000 of income resulting in comprehensive income of $8,351,000 for the quarter. The impact in the second quarter of 2002 was $1,581,000 of income resulting in comprehensive income of $8,618,000. In the first six months of 2003, the impact was $2,525,000 of income resulting in comprehensive income of $15,076,000. For the first six months of 2002, the impact was $1,306,000 of income resulting in comprehensive income of $14,130,000.

4. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the first six months of 2003:

	(In Thousands of Dollars)
	Second Quarter 2003	Six Months 2003
Beginning Balance	$3,175	$3,431
Deduct: Payments	(1,416)	(2,818)
Add: Provision	1,266	2,412
Ending Balance	$3,025	$3,025

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Second Quarter		Six Months		Second Quarter		Six Months
	2003	2002	2003	2002	2003	2002	2003	2002
Net Sales	$45,794	$48,567	$ 91,469	$ 94,841	$108,851	$106,340	$216,500	$210,446
Income from Operations	$ 3,782	$ 3,993	$ 6,555	$ 7,799	$ 8,306	$ 9,214	$ 16,776	$ 17,969

Income from Operations as a % of Net Sales	8.3%	8.2%	7.2%	8.2%	7.6%	8.7%	7.7%	8.5%

Goodwill at end of period	$ 530	$ 0	$ 530	$ 0	$312,735	$312,735	$312,735	$312,735

As consistent with December 31, 2002, acquired intangibles with definite lives were not material.

6. STOCK-BASED COMPENSATION COST

The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the consolidated statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	(In Thousands of Dollars, Except Per Share Data)
	Second Quarter		Six Months
	2003	2002	2003	2002
Net Income:
As Reported	$6,483	$7,037	$12,551	$12,825
Pro-Forma	$6,381	$6,906	$12,371	$12,563
Earnings Per Share:
As Reported	$.26	$.28	$.50	$.55
Pro-Forma	$.25	$.28	$.49	$.54
Earnings Per Share – Assuming Dilution:
As Reported	$.26	$.28	$.50	$.55
Pro-Forma	$.25	$.27	$.49	$.53

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the second quarter of 2003 and 2002, respectively: risk-free interest rates of 3.5% and 5.0%; expected dividend yield of 2.5% and expected option lives of 7.0 years for both years; and expected volatility of 34% and 32%.

7. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company July 1, 2003. There was no impact to the Company from adopting SFAS 150.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or “the Company” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

OVERVIEW

Our second quarter 2003 earnings per share (“EPS”) of $.26 improved $.02 from our first quarter 2003 EPS of $.24. Net sales of $154.6 million in the second quarter of 2003, however, were only 1% higher from the first quarter of this year. Despite these relatively flat sales, second quarter net income of $6.5 million was 7% higher than net income of $6.1 million in the previous quarter. Increased gross profit margin and operating income margin in the second quarter 2003 accounted for the earnings growth from the first quarter. The higher margins were primarily a result of improvements in productivity and lower fringe benefit costs, particularly in our Mechanical Group. Cash flow from operations increased in the second quarter of 2003 from the prior quarter, enabling us to reduce our debt outstanding by $3.7 million during the quarter to $219.4 million.

RESULTS OF OPERATIONS

Our net sales were $154.6 million in the second quarter of 2003, slightly below the $154.9 million of net sales in the second quarter of 2002. For the six months ended June 30, 2003, our net sales were $308.0 million, a ..9% increase from comparable 2002. The weakness in demand that the industrial manufacturing sector of the economy has experienced for the past several years continued throughout the second quarter this year. (See note 5 to the accompanying financial statements for our business segment data.)

Gross profit was $37.4 million in 2003’s second quarter, 1.6% below $38.0 million in comparable 2002, and was $73.6 million in the first half of 2003, .9% lower than the first half of 2002. Our gross profit margins of 24.2% of net sales in the second quarter and 23.9% of net sales in the first half of 2003, decreased from 24.5% and 24.3% in the comparable periods of 2002, respectively. These gross margin decreases were due primarily to reduced overhead absorption resulting from lower production levels, increased pricing pressures and higher utilities and unemployment insurance costs in our factories.

Operating expenses of $25.3 million in the second quarter of 2003 were 16.4% of net sales as compared to $24.8 million and 16.0% of net sales in comparable 2002. For the first six months of 2003, our operating expenses were $50.3 million and 16.3% of net sales, above $48.5 million and 15.9% in the first half of 2002. The 2.1% and 3.6% increases in second quarter and first half 2003 operating expenses, respectively, were due primarily to higher employee and insurance costs.

Our income from operations in the second quarter of 2003 was $12.1 million, 8.5% below $13.2 million a year previously. For the first half of 2003, income from operations of $23.3 million was 9.5% lower than $25.8 million in comparable 2002. As a percentage of sales, income from operations decreased to 7.8% and 7.6% in the second quarter and first half of 2003, respectively, from 8.5% and 8.4% in the comparable periods of 2002. Both the dollar and percentage decreases resulted from a combination of our reduced gross profit margin and our higher operating expenses in 2003 versus 2002.

We lowered our interest expense in the second quarter of 2003 by 28.2% to $1.7 million from $2.4 million in 2002’s second quarter. The decrease was due to a combination of our reduced debt outstanding and lower interest rates in the economy. First six months 2003 interest expense was reduced 43.8% to $3.3 million from $5.9 million in comparable 2002. The larger reduction was due to the impact of our $90 million March 2002 public stock offering as well as to our cash flow and lower economic interest rates. Our effective tax rate in 2003 was 37.5% in both the second quarter and first half 2003, up from 35.0% and 35.7% in the comparable periods of 2002, respectively, due primarily to non-recurring tax refunds in 2002.

Our net income was $6.5 million in 2003’s second quarter, down 7.9% from $7.0 million the previous year. For the first six months of 2003, net income was $12.6 million, 2.1% below $12.8 million earned in comparable 2002. Our EPS was $.26 in the second quarter and $.50 in the first half of 2003, as compared to $.28 and $.55 in the comparable periods of 2002, respectively. The first half 2003 EPS percentage reduction from comparable 2002 of 9.1% exceeded the net income percentage reduction from 2002 due to the impact of our March 2002 public stock offering of 4.1 million shares.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $166.5 million at June 30, 2003, 1% higher than at March 31, 2003. Current ratio also increased slightly to 3.1:1 at second quarter’s end from 3.0:1 the previous quarter. Our cash flow from operations was $13.9 million in the second quarter of 2003, below the $22.5 million in 2002’s second quarter, but improved from $6.4 million in the first quarter this year. For the first six months of 2003, our operating cash flow totaled $20.3 million as compared to $32.5 million last year. This difference was due primarily to higher inventory reductions in the first half of 2002. Capital spending reached $5.7 million in the second quarter of 2003 and was just below $10 million for the first half of the year. At June 30, 2003, we had outstanding commitments for $1.4 million of capital expenditures.

Our primary financing source is our $275 million long-term unsecured revolving credit facility (the “Facility”) that expires December 31, 2005. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of June 30, 2003. At June 30, 2003, we had $214.5 million of debt outstanding under the Facility and $219.4 million of debt from all sources. Our available borrowing capacity was approximately $16 million at June 30, 2003. We believe we will be able to satisfy the financial ratios and tests specified in the Facility for the foreseeable future. We also believe that the combination of borrowing availability under the Facility and our operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements and the amounts of our revenues and expenses during the periods reported. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are our critical accounting policies which could have the most significant effect on our reported results or require management’s most subjective or complex judgments.

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

Excess and Obsolete Inventory Reserves

Our systems track the frequency of usage of inventory by part number and reports are generated monthly. Based on these analyses of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded and changed. Excess and obsolete inventory is periodically disposed through sale to third parties, scrapping or other means, and the reserves are appropriately reduced.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company July 1, 2003. There was no impact to the Company from adopting SFAS 150.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that at June 30, 2003, there has been no material change to this information.

Item 4. Controls and Procedures

An evaluation was carried out by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934), as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No changes were made in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control and financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
Exhibit Number	Exhibit Description
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Written statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On July 21, 2003, the Company filed a current report on Form 8-K containing the Company’s second quarter 2003 earnings news release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE: August 13, 2003

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A)

Under the Securities and Exchange Act of 1934

I, James L. Packard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of REGAL-BELOIT Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date:	August 13, 2003	/S/ James L. Packard
Chief Executive Officer and Chairman of the Board

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A)

Under the Securities and Exchange Act of 1934

I, Kenneth F. Kaplan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of REGAL-BELOIT Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date:	August 13, 2003	/S/ Kenneth F. Kaplan
Vice President, Chief Financial Officer and Secretary

Exhibit 32.1

Written Statement of the Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of REGAL-BELOIT Corporation (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ James L. Packard

James L. Packard

Chairman and Chief Executive Officer

/S/ Kenneth F. Kaplan

Kenneth F. Kaplan

Vice President, Chief Financial Officer and Secretary

Date: August 13, 2003