Form 10-Q/A
period 2003-06-30
REGAL BELOIT CORP
filed 2003-08-26
CIK 82811

Form 10-Q/A

(Amendment No. 1)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

Commission File Number: 1-7283

REGAL-BELOIT CORPORATION

(Exact name of registrant as specified in its charter)

State of other jurisdiction of incorporation or organization: Wisconsin

IRS Employer Identification: 39-0875718

Address: 200 State Street, Beloit, Wisconsin 53511-6254

Telephone Number: (608) 364 8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X No __

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

25,031,756 Shares, Common Stock, $.01 Par Value

Part II

OTHER INFORMATION

EXPLANATORY NOTE

Our form 10-Q for the period ended June 30, 2003 is being amended to include Item 4 of Part II, which was inadvertently omitted when the document was recently filed.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of REGAL-BELOIT CORPORATION was held on April 22, 2003.

(b) The terms of Directors: John M. Eldred, John A. McKay, G. Frederick Kasten, Jr., J. Reed Coleman, Frank E. Bauchiero, and Stephen N. Graff were continued.

(c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

  Elect three Class A Directors for a term of three years.

Name	For	Withheld
James L. Packard	21,422,256	293,071
Henry W. Knueppel	21,482,671	232,656
Paul W. Jones	21,483,261	232,066

  Approval of 2003 Equity Incentive Plan

For	Against	Abstain
17,604,029	2,103,332	455,432

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION

(Registrant)

/s/ Kenneth F. Kaplan

Kenneth F. Kaplan

Vice President – Chief Financial Officer and Secretary

(Principal Accounting and Financial Officer)

Date: August 26, 2003