Form 10-Q
period 2003-09-30
REGAL BELOIT CORP
filed 2003-11-12
CIK 82811

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-7283

REGAL-BELOIT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin
(State or other jurisdiction of	39-0875718
incorporation or organization)

(IRS) Employer Identification Number)

200 State Street, Beloit, Wisconsin 53511-6254

(Address of principal executive offices)

(608) 364-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).YES X NO ___

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date.

25,031,756 Shares, Common Stock, $.01 Par Value

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended September 30, 2003

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6 – 7

Item 2 - Management’s Discussion and Analysis of Financial

Condition and Results of Operations

8 - 10

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

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

Item 1. Financial Statements		(From Audited
ASSETS	(Unaudited)	Statements)
	Sept. 30, 2003	Dec. 31, 2002
Current Assets:
Cash and Cash Equivalents	$ 7,946	$ 5,591
Receivables, less reserves of $1,418 in 2003
and $1,465 in 2002	90,274	79,099
Inventories	128,566	134,037
Other Current Assets	12,317	10,805
Total Current Assets	239,103	229,532

Property, Plant and Equipment at Cost	359,889	346,793
Less - Accumulated Depreciation	(188,342)	(173,053)
Net Property, Plant and Equipment	171,547	173,740

Goodwill	313,265	313,265
Other Noncurrent Assets	16,153	17,451
Total Assets	$740,068	$733,988

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable	$ 32,718	$ 32,038
Federal and State Income Taxes	9,350	1,324
Employee Compensation & Benefits	20,302	18,004
Other Current Liabilities	16,625	20,761
Total Current Liabilities	78,995	72,127

Long-Term Debt	206,706	222,812
Deferred Income Taxes	44,918	44,913
Other Noncurrent Liabilities	10,890	10,661
Minority Interest in Consolidated Subsidiary	4,309	2,052

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 25,031,756 issued in 2003 and
25,020,070 issued in 2002	250	250
Additional Paid-In Capital	132,313	132,167
Less – Treasury Stock, at cost, 159,900 Shares in
2003 and 2002	(2,727)	(2,727)
Retained Earnings	267,619	257,570
Accumulated Other Comprehensive Loss	(3,205)	(5,837)
Total Shareholders’ Investment	394,250	381,423
Total Liabilities and Shareholders’ Investment	$740,068	$733,988

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002
Net Sales	$ 159,031	$ 153,997	$ 467,000	$ 459,284
Cost of Sales	122,599	117,420	356,951	348,397
Gross Profit	36,432	36,577	110,049	110,887
Operating Expenses	24,783	24,028	75,069	72,570
Income From Operations	11,649	12,549	34,980	38,317
Interest Expense	1,612	1,919	4,907	7,781
Interest Income	8	102	50	128
Income Before Taxes	10,045	10,732	30,123	30,664
Provision For Income Taxes	3,535	3,621	11,062	10,728
Net Income	$ 6,510	$ 7,111	$ 19,061	$ 19,936

Per Share of Common Stock:
Earnings Per Share	$ .26	$ .28	$ .76	$ .83
Earnings Per Share – Assuming Dilution	$ .26	$ .28	$ .76	$ .83
Cash Dividends Declared	$ .12	$ .12	$ .36	$ .36

Average Number of Shares Outstanding	25,031,756	25,012,851	25,029,364	23,907,356
Average Number of Shares Outstanding - Assuming Dilution	25,285,081	25,121,298	25,238,663	24,041,681

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

	$ 19,061	$ 19,936

Adjustments to reconcile net income to net cash provided

from operating activities:

Depreciation, amortization and deferred income taxes

	16,949	17,277
Change in assets and liabilities:
Current assets, other than cash	(1,768)	1,431
Current liabilities, other than notes payable	5,747	8,866

Net cash provided from operating activities Net cash provided from operating activities

	39,989	47,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,428)	(6,541)

Business acquisitions

	(1,500)	(1,939)

Sale of property, plant and equipment

	242	150

Other, net

	2,955	(518)

Net cash used in investing activities

	(12,731)	(8,848)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock offering

	--	89,961

Repayment of long-term debt

	(16,124)	(124,086)

Dividends paid to shareholders

	(9,010)	(8,014)

Other, net

	146	217

Net cash used in financing activities Net cash used in financing activities

	(24,988)	(41,922)

EFFECT OF EXCHANGE RATE ON CASH	85	65

Net increase (decrease) in cash and cash equivalents	2,355	(3,195)

Cash and cash equivalents at beginning of period

	5,591	6,629

Cash and cash equivalents at end of period

	$ 7,946	$ 3,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:

Interest

	$ 4,845	$ 8,006

Income taxes

	$ 3,018	$ 3,863

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of REGAL-BELOIT Corporation and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair statement of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2. INVENTORIES

Cost for approximately 85% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

September 30, 2003

December 31, 2002

Raw Material	11%	11%
Work In Process	19%	19%
Finished Goods	70%	70%

3. COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is impacted each quarter by the amount of the cumulative translation adjustments recorded to shareholders' equity (accumulated other comprehensive loss). For the quarter ended September 30, 2003, the impact was $107,000 of income resulting in comprehensive income of $6,617,000 for the quarter. The impact in the third quarter of 2002 was $350,000 of loss resulting in comprehensive income of $6,761,000. In the first nine months of 2003, the impact was $2,632,000 of income resulting in comprehensive income of $21,693,000. For the first nine months of 2002, the impact was $955,000 of income resulting in comprehensive income of $20,891,000.

4. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 30, 2003:

	(In Thousands of Dollars)
	Third Quarter 2003	Nine Months 2003
Beginning Balance	$3,025	$3,431
Deduct: Payments	(1,340)	(4,158)
Add: Provision	1,343	3,755
Ending Balance	$3,028	$3,028

5. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Third Quarter		Nine Months		Third Quarter		Nine Months
	2003	2002	2003	2002	2003	2002	2003	2002
Net Sales	$44,528	$46,315	$135,997	$141,156	$114,503	$107,682	$331,003	$318,128
Income from Operations	$ 3,636	$ 3,031	$ 10,191	$ 10,830	$ 8,013	$ 9,518	$ 24,789	$ 27,487

Income from Operations as a % of Net Sales	8.2%	6.5%	7.5%	7.7%	7.0%	8.8%	7.5%	8.6%

Goodwill at end of period	$ 530	$ 530	$ 530	$ 530	$312,735	$312,735	$312,735	$312,735

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

	(In Thousands of Dollars, Except Per Share Data)
	Third Quarter		Nine Months
	2003	2002	2003	2002
Net Income:
As Reported	$6,510	$7,111	$19,061	$19,936
Pro-Forma	$6,392	$6,980	$18,763	$19,674
Earnings Per Share:
As Reported	$.26	$.28	$.76	$.83
Pro-Forma	$.26	$.28	$.75	$.82
Earnings Per Share – Assuming Dilution:
As Reported	$.26	$.28	$.76	$.83
Pro-Forma	$.25	$.28	$.74	$.82

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the third quarter of 2003 and 2002, respectively: risk-free interest rates of 3.5% and 4.2%; expected dividend yield of 2.5% and expected option lives of 7.0 years for both years; and expected volatility of 36% and 32%.

7. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company July 1, 2003. There was no impact to the Company from adopting SFAS 150.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or “the Company” refers collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

OVERVIEW

Our earnings per share (“EPS”) in the third quarter of 2003 were $.26, unchanged from the second quarter of this year. Our third quarter net sales of $159.0 million increased 2.8% sequentially from 2003’s second quarter, due in large part to strength in our power generator products. Our gross profit margin and income from operations as a percent of net sales (“operating margin”) both decreased in the third quarter of 2003, to 22.9% and 7.3%, respectively, from 24.2% and 7.8% in the second quarter of this year. The decreases were due primarily to a combination of a greater mix of lower margin product sales, start-up inefficiencies associated with our plant consolidation programs and overhead underabsorption generated by lower production levels to achieve inventory reductions. During the third quarter, we generated $19.7 million of cash flow from operations, including $6.6 million of inventory reduction, permitting us to lower our debt by $12.5 million to $206.8 million at the end of the third quarter.

RESULTS OF OPERATIONS

Our net sales were $159.0 million in the third quarter of 2003, 3.2% above $154.0 million of net sales in the third quarter of 2002. For the nine months ended September 30, 2003, net sales were $467.0 million, 1.7% higher than comparable 2002. The weakness in demand in the industrial manufacturing sector of the economy that has existed for the past several years has continued as the major factor in our third quarter sales levels this year. The increase in sales in our third quarter was due largely to strength in our generator products due to Middle East rebuilding projects, the Northeast power outage and Hurricane Isabel. Third quarter sales of our electric motors were up modestly from the second quarter of 2003, though Mechanical Group sales were lower due primarily to summer seasonal patterns. (See note 5 to the accompanying condensed consolidated financial statements for our business segment data.)

Gross profit was $36.4 million in 2003’s third quarter and was $110.0 million for nine months year-to-date, only .5% and .8%, respectively, below the gross profit in the comparable periods of 2002. Lower gross profit margins have more than offset the added gross profit from our modestly higher sales discussed above. In the third quarter of 2003, gross profit margin was 22.9% versus 23.8% a year ago; year-to-date it was 23.6% as compared to 24.1% in nine months 2002. Our third quarter gross profit margin decrease resulted primarily from a greater mix of lower margin product sales, start-up inefficiencies associated with our plant consolidation programs, and overhead underabsorption generated by lower production levels in order to achieve inventory reductions. For the nine months of 2003, the lower gross profit margin was due to increased pricing pressures and higher utility and other factory costs in addition to the factors identified for the third quarter of 2003.

Operating expenses of $24.8 million in the third quarter and $75.1 million in the first nine months of 2003 were 3.3% and 3.4% higher, respectively, than in the comparable periods of 2002. The higher costs were due primarily to the consolidation of our new January 1, 2003 China joint venture, unfavorable foreign exchange and increased commissions on our higher net sales.

Our income from operations in the third quarter of 2003 was $11.6 million, 7.2% below $12.5 million a year ago, and $35.0 million for year-to-date 2003, 8.6% lower than $38.3 million in the comparable nine months of 2002. Operating margin in the third quarter this year was 7.3% as compared to 8.1% to last year, and decreased to 7.5% year-to-date from 8.3% in the first nine months of 2002. The decreases in income from operations and operating margin resulted primarily from the reductions in our gross profit margins and increased operating expense, both discussed above.

We reduced our interest expense in the third quarter of 2003 by 15.8% to $1.6 million from $1.9 million a year earlier, due to a combination of our reduced debt and lower interest rates in the economy. We reduced our interest expense by a much larger amount in the first nine months of 2003, by 37.2% to $4.9 million from $7.8 million in comparable 2002. The main reason for the larger reduction was our $90 million March 2002 public stock offering, supported by our cash flow and lower economic interest rates. Our effective tax rate for the third quarter of 2003 was 35.2% and was 36.7% for nine months of 2003, up from 33.7% and 35.0% in the comparable periods of 2002, respectively, due primarily to non-recurring tax refunds in 2002.

Our net income was $6.5 million in the third quarter, an 8.5% reduction from $7.1 million in the third quarter last year, and $19.1 million for the first nine months of 2003, a 4.0% decrease from $19.9 million in comparable 2002. Our EPS was $.26 in the third quarter and $.76 year-to-date, as compared to $.28 and $.83, respectively, in the comparable periods of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $160.1 million at September 30, 2003, 3.8% lower than at June 30, 2003. Our current ratio decreased slightly to 3.0:1 at the end of the third quarter from 3.1:1 the prior quarter. Our cash flow from operations was $19.7 million in the third quarter this year, improved 31.3% from $15.0 million in comparable 2002, due primarily to a combination of earnings, depreciation and inventory reduction. For the first nine months of 2003, operating cash flow was $40.0 million, as compared to $47.5 million in comparable 2002. The difference was due primarily to lower cash generated by working capital changes in 2003. Capital spending was $4.5 million in the third quarter of 2003, and was $14.4 million year-to-date, accounting for the $12.7 million of cash used in investing activities year-to-date. At September 30, 2003, we had $2.1 million of outstanding commitments for future capital expenditures. Cash used in financing activities was $15.5 million in the third quarter this year, with reduced long-term debt of $12.5 million and $3.0 million of dividends comprising the total.

Our $12.5 million of debt reduction in the third quarter lowered our outstanding debt to $206.7 million at September 30, 2003, with $202 million outstanding under our $275 million long-term unsecured revolving credit facility (the “Facility”) that expires December 31, 2005. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of September 30, 2003. Our available borrowing capacity at the end of the quarter was $9 million due to the limitation of financial covenants. We believe we will be able to satisfy the financial ratios and tests specified in the Facility for the foreseeable future. We also believe that the combination of borrowing availability under the Facility, our operating cash flow and our ability to access the debt and/or equity markets for additional capital when needed will provide sufficient cash availability to finance our existing operations for the foreseeable future.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company July 1, 2003. There was no impact to the Company from adopting SFAS 150.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that at September 30, 2003, there has been no material change to this information.

Item 4. Controls and Procedures

An evaluation was carried out by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No changes were made in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control and financial reporting.

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

b) Reports on Form 8-K
On October 22, 2003, the Company filed a current report on Form 8-K containing the Company’s third quarter 2003 earnings news release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ Kenneth F. Kaplan
Kenneth F. Kaplan
Vice President - Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

DATE: November 12, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date:	November 11, 2003	/S/ James L. Packard

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date:	November 11, 2003	/S/ Kenneth F. Kaplan

Vice President, Chief Financial Officer and Secretary

Exhibit 32.1

Written Statement of the Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of REGAL-BELOIT Corporation (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ James L. Packard

James L. Packard

Chairman and Chief Executive Officer

/S/ Kenneth F. Kaplan

Kenneth F. Kaplan

Vice President, Chief Financial Officer and Secretary

Date: November 11, 2003