Form 10-K
period 2003-12-31
REGAL BELOIT CORP
filed 2004-03-12
CIK 82811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to __________________

Commission file number 1-7283

REGAL-BELOIT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-0875718
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 State Street
Beloit, Wisconsin	53511-6254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 364-8800

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock ($.01 Par Value)	American Stock Exchange
Rights to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act	None
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

Yes |X|       No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $466,000,000.

On February 27, 2004, the registrant had outstanding 25,039,506 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III)

REGAL-BELOIT CORPORATION

Index to
Annual Report on Form 10-K

For the Year Ended December 31, 2003

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

Our business is organized into two segments: our Electrical Group, which represented 71% of our 2003 net sales, and our Mechanical Group, which represented 29% of our 2003 net sales. Our Electrical Group manufactures and markets a full line of alternating current (AC) and direct current (DC) industrial electric motors, electric power generation components and controls, and electrical connecting devices. Our Mechanical Group manufactures and markets a broad array of mechanical products, including gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators, and cutting tools. Original equipment manufacturers and end users in a variety of motion control and other industrial applications increasingly combine the types of electrical and mechanical products we offer. We seek to take advantage of this trend and to enhance our market penetration by leveraging cross-marketing and product line bundling opportunities between products in our Electrical and Mechanical Groups.

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

Our Electrical Group manufactures and markets AC and DC industrial electric motors ranging in size from sub-fractional to large integral horsepowers through 800 horsepower in AC and from sub-fractional through small integral horsepowers in DC. We offer over 5,500 stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment and electrical connecting devices such as terminal blocks, fuse holders and power blocks. Additionally, our Electrical Group markets a line of AC and DC adjustable speed drives. We sell our Electrical Group products to distributors, original equipment manufacturers and end users across many markets.

Within the Electrical Group, our Motor Technologies Group continues to work to fully leverage potential efficiencies across our electric motor operations. Our Motor Technologies Group manages the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our Marathon, Lincoln and LEESON electric motor brands. Furthermore, the Motor Technologies Group is specifically fostering the sharing of best practices across our motor and generator businesses and creating focused centers of excellence in each of our motor and generator manufacturing functions.

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

     Marathon Generators. Manufactures AC generators from five kilowatts to four megawatts that primarily serve the standby power, prime power, refrigeration, irrigation and construction markets.

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

     Cutting Tools. Manufactures a full line of industrial quality high-speed steel and carbide rotary cutting tools primarily for the aerospace, agriculture, automotive, railroad and general industrial markets. These cutting tools are marketed under three brand names: National Twist Drill, New York Twist Drill and Regal Cutting Tools.

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

     Grove Gear. Manufactures standard and custom industrial gear reducers and gearmotors primarily for the material handling, food processing, robotics, healthcare and power transmission markets.

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

Business/Product Line	Year Acquired	Annual Revenues at Acquisition (in millions)	Product Listing at Acquisition
Electrical Group
LEESON Electric Corporation	2000	$175	AC motors (to 350 horsepower) and DC motors (to 3 horsepower) gear reducers, gearmotors and drives
Thomson Technology, Inc.	2000	$14	Automatic transfer switches, paralleling switchgear and controls, and systems controls
Lincoln Motors	1999	$50	AC motors (1/4 to 800 horsepower)
Marathon Electric Manufacturing Corporation	1997	$245	AC motors (to 500 horsepower), AC generators (5 kilowatt to 2.5 megawatt), fuse holders, terminal blocks and power blocks
Mechanical Group
Powertrax® product line	2002	$3	Differential locking devices for high-performance automotive and 4-wheel drive aftermarket
Spiral bevel gear product line of Philadelphia Gear	2001	$4	Spiral bevel gears
Velvet Drive Transmissions	1995	$27	Marine and industrial transmissions
Hub City, Inc.	1992	$44	Gear drives, sub-fractional horsepower gearmotors, mounted bearings and accessories
Opperman Mastergear, Ltd. (U.K., U.S. and Germany)	1991	$20	Manual valve actuators for liquid and gas flow control and industrial gear drives

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

Our Mechanical Group serves various markets and competes with a number of different companies depending on the particular product offering. We believe that we are the leading manufacturer of several products offered by our Mechanical Group and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our competitors in these markets include Boston Gear (a division of Colfax Corporation), Dodge (a division of Rockwell International), Emerson Electric Co. and Winsmith (a division of Peerless-Winsmith, Inc.). Major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Nord, Sumitomo Corporation and Zahnrad Fabrik GmbH & Co.

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

We are continuing to expand our business by developing new, differentiated products in each of our business segments, both Mechanical and Electrical. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs. Examples of our research and development successes in the last two years include our Globetrotter™ IEC Motor line; a full line of premium efficiency motors; three new product lines of high efficiency mechanical speed reducers; a line of induction generators; new co-generation switchgears; a complete array of food solution products including stainless steel and aluminum motors, reducers and electronic devices; and our award winning microMAX™ inverter duty motor line.

Manufacturing and Operations

Our vertically integrated manufacturing operations, including our own cast iron foundry and aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation that consists of approximately 50 semi-tractors and 100 semi-trailers and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances.

We manufacture a majority of the products that we sell but also strategically outsource components and finished goods to an established global network of suppliers. Although we have aggressively pursued global sourcing to reduce our overall costs, we still maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers. Most of our operating units conduct their manufacturing operations independently in one or more facilities. Our Electrical Group manufacturing, other than Marathon Special Products and Thomson Technology, is performed by our Motor Technologies Group, which also has responsibility for all power generation operations, including sales and marketing. We regularly invest in machinery and equipment and other improvements to, and maintenance of, our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability.

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

To continue to be a low cost producer, our strategy in this increasingly global economic environment is to expand our foreign manufacture of select products. We increased our sourcing of both components and finished products from outside the U.S. in the past two years. In January 2003 we acquired a 50% ownership in a current supplier to us of smaller industrial electric motors. This joint venture is our second in China along with our 8-year-old 55%-owned joint venture to manufacture smaller generators. Both support our low cost production efforts.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received. Since total backlog is less than 12% of our annual sales, we believe that backlog is not a reliable indicator of our future sales. As of December 31, 2003, our backlog was $73.2 million, as compared to $68.1 million on December 31, 2002. We believe that virtually all of our backlog is shippable in 2004.

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

Employees

As of December 31, 2003, the Company employed approximately 4,850 persons, of which approximately 20% were covered by collective bargaining agreements. We consider our employee relations to be very good.

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

Executive Officers

The names, ages, and positions of the executive officers of the Company as of December 31, 2003, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
James L. Packard	61	Chairman and Chief	Elected Chairman in 1986; Chief Executive Officer Executive Officer since 1984; President 1980 until April 2002.
Henry W. Knueppel	55	President and Chief Operating Officer	Elected Executive Vice President in 1987; from September, 1997 until December, 1999, he also served as President of Marathon Electric. Elected President and Chief Operating Officer in April 2002.
Kenneth F. Kaplan	58	Vice President, Chief Financial Officer and Secretary	Joined Company in 1996; elected Vice President, Chief Financial Officer in 1996 and Secretary in 1997.
David L. Eisenreich	60	Vice President and President, Motor Technologies Group	Elected Vice President and named President of Motor Technologies Group in 2001; Senior Vice President of Operations at Marathon Electric from 1997 until 2001.
Fritz Hollenbach	49	Vice President, Administration and Human Resources	Elected Vice President, Administration and Human Resources in 2001; Vice President, Human Resources in Mechanical Group from 1994 until 2001.
Christopher L. Mapes	42	Vice President and President, Motor Sales and Marketing	Joined Company in 2003; elected Vice President in 2003; President of the Global OEM Business Group of Superior Telecom from 1999 to 2002.

Website Disclosure

The Company’s Internet address is www.regal-beloit.com. We make available free of charge (other than an investor’s own Internet access charges) through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

The Company has adopted a code of ethics and a code of conduct that apply to our principal executive officer and principal financial officer, as well as to all our directors, officers and employees. These codes are available on our website, along with our current Corporate Governance Guidelines, at www.regal-beloit.com. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes that apply to our principal executive officer or principal financial officer.

ITEM 2. Properties

We have manufacturing, sales and service facilities throughout the United States and Canada and in Europe and Asia. Our Electrical Group currently operates 38 manufacturing and service and distribution facilities. The Electrical Group’s present operating facilities contain a total of approximately 2,205,510 square feet of space of which approximately 660,000 square feet are leased. Our Mechanical Group currently operates 16 manufacturing and service and distribution facilities. The Mechanical Group’s present operating facilities contain a total of approximately 1,347,000 square feet of space of which approximately 89,000 square feet are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

Part II

ITEM 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the American Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2002 through December 31, 2003.

	2003			2002
	Price Range			Price Range
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$21.75	$14.96	$.12	$26.85	$20.60	$.12
2nd Quarter	21.64	15.05	.12	29.31	21.35	.12
3rd Quarter	24.45	18.48	.12	24.21	16.00	.12
4th Quarter	23.07	19.20	.12	21.12	15.75	.12

The Company has paid 174 consecutive quarterly dividends through January 2004. The number of registered holders of Common Stock as of December 31, 2003 was 841.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,282,618	$21.22	1,586,100
Equity compensation plans not approved by security holders	—	—	—
Total	1,282,618	$21.22	1,586,100

ITEM 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data)
	Year Ended December 31
	2003	2002*	2001	2000	1999
Net Sales	$619,098	$605,292	$663,571	$598,203	$550,661
Income from Operations	47,226	47,227	56,060	71,608	72,440
Net Income	25,206	24,518	19,590	33,771	38,067
Total Assets	734,445	733,988	746,599	792,407	508,165
Long-term Debt	195,677	222,812	345,667	393,510	148,166
Shareholders’ Investment	398,704	381,423	280,150	273,889	252,626
Per Share of Common Stock:
Earnings Per Share	1.01	1.01	.94	1.61	1.82
Earnings Per Share - Assuming Dilution	1.00	1.01	.93	1.61	1.80
Cash Dividends Declared	.48	.48	.48	.48	.48
Shareholders’ Investment	15.93	15.24	13.42	13.10	12.04
Average Number of Shares Outstanding	25,030	24,187	20,869	20,984	20,959
Average Number of Shares - Assuming Dilution	25,246	24,310	21,124	20,996	21,170

*Amortization of goodwill ceased as of January 1, 2002 (see Note 3 of Notes to Consolidated Financial Statement).

ITEM 7. Management’s Discussion and Analysis of Financial Statements

Unless the context requires otherwise, references below to “we,” “us,” “our” or the “Company” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

Overview

Our business is cyclical and dependent on industrial and consumer spending and is therefore impacted by the strength of the economy generally, and other factors such as interest rates and commodity prices. The economic slowdown, which began in mid-2000, became an economic recession in 2001, and was characterized by weak industrial markets throughout 2002 and 2003, was the most significant factor in our performance in 2003, as it was in 2002. While our net sales in 2003 increased 2.3% to $619.1 million and net income rose 2.8% to $25.2 million, 2003 was best characterized as lacking a meaningful trend, either up or down, in our markets.

By the end of the third quarter of 2003 we had completed, for the most part, the three plant closings/consolidations we announced in the fourth quarter of 2002. Both in the facilities being closed and in the facilities into which production was moved, our productivity during 2003 was negatively impacted to varying degrees, accounting for a portion of our decreased operating income margin. While these moves took longer than we had expected, we believe they will result in improved productivity and profitability in future quarters.

We again strengthened our balance sheet in 2003 by reducing our outstanding debt by $27.2 million to $195.8 million at December 31, 2003. We increased our investment in our facilities by spending $18.0 million for capital equipment during the year.

We enter 2004 with increased optimism that orders and sales will, for the first time in several years, show a meaningful upward trend. We base this optimism on the macro economic forecasts being published, the comments and attitudes of many of our customers and increased quoting activity in many of our markets. While significant commodity cost pressures exist currently, particularly with copper and steel, two of our largest raw materials, we cannot predict where these costs will be for all of 2004. For the first time since the economic slowdown began in 2000, we have been able to institute price increases with most of our products and many of our customers. The market appears to have accepted our price increases and we believe we can offset the higher current costs of our purchased materials and parts.

Results of Operations

2003 versus 2002

Our net sales were $619.1 million in 2003, a 2.3% increase from $605.3 million in 2002. The higher sales were attributable to our Electrical Group, whose 2003 net sales of $438.4 million were 4.7% improved from 2002’s $418.6 million. This sales increase was due primarily to strength in our power generator and related controls products, including our generator joint venture in China, particularly in the second half of 2003. The increase in the generator and control sales was due primarily to an overall improvement in market demand as 2003 progressed, in part aided by the impact of the Northeast power outage, Hurricane Isabel and Middle East rebuilding projects. Sales of our electric motor products were virtually unchanged in 2003 from 2002. Mechanical Group 2003 net sales of $180.7 million were 3.2% below $186.7 million in 2002 and were basically flat throughout 2003, reflecting broad-based weakness in our markets.

Our gross profit rose 2.6% in 2003 to $146.8 million from $143.1 million the previous year. Gross profit as a percentage of net sales (“gross profit margin”) in 2003 of 23.7% was virtually unchanged from 2002, although increasing to 24.1% in the fourth quarter of 2003 above the 23.6% average margin of the first nine months of 2003. The fourth quarter 2003 gross profit margin increase above the rest of 2003 was due primarily to improved manufacturing productivity and the completion of moving production from three of our factories, which are for the most part now closed, into several of our other facilities.

Our operating expenses in 2003 were $99.5 million, 3.8% above $95.9 million in 2002. Of the $3.6 million increase, approximately $1.2 million, or 33%, was due to the operating expenses of our consolidated Jinling joint venture which began January 1, 2003. Operating expenses as a percentage of sales increased to 16.1% in 2003 from 15.8% in 2002.

Income from operations of $47.2 million was virtually unchanged from 2002. Income from operations as a percentage of sales (“operating income margin”) was 7.6% in 2003 versus 7.8% in 2002. Electrical Group income from operations decreased 4.5% in 2003 to $33.9 million from $35.5 million in 2002, and operating income margin to 7.7% in 2003 from 8.5% in 2002. In addition to the impact of our joint venture discussed above, the impact on 2003 productivity of the plant consolidation programs also discussed above, as well as continued pricing pressures, higher utility and other factory costs and lower overhead absorption in order to reduce inventories were also factors in the reduced Electrical Group operating income margin. Mechanical Group income from operations increased 13.7% to $13.3 million in 2003 from $11.7 million in 2002 and operating income margin to 7.4% from 6.3% for 2003 and 2002, respectively. Excluding the $1.2 million pre-tax fourth quarter 2002 charge relating to a plant closing/consolidation completed in 2003’s first quarter, the Mechanical Group’s 7.4% operating income margin would still be .5% higher in 2003 than in 2002, primarily due to improved productivity and to favorable mix of products sold. (See also Note 11 of Notes to Consolidated Financial Statements.)

Our interest expense in 2003 decreased 31.2% following a 57.7% decrease in 2002, to $6.5 million from $9.4 million in 2002, due primarily to a combination of lower average interest rates in the United States in 2003 than in 2002 and to our lower average debt outstanding. The average interest rate we paid on outstanding debt in 2003 was 2.7%, following a 3.5% average in 2002. Our effective tax rate on income before taxes increased to 36.2% in 2003 from 34.7% in 2002. This increase was due primarily to the impact of one-time tax refunds we received in 2002.

Our 2003 net income of $25.2 million was 2.8% improved from $24.5 million in 2002. Net income as a percentage of sales of 4.1% in 2003 was virtually unchanged from 2002. Basic earnings per share (“EPS”) was $1.01 in 2003 and 2002, while diluted EPS was $1.00 compared to $1.01 a year earlier.

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

Operating expenses decreased 12.7% to $95.9 million in 2002 from $109.8 million in 2001. No longer amortizing goodwill in 2002 accounted for $8.4 million of this decrease, while the remaining $5.5 million reduction was due to reduced spending and headcount in selling and administrative expenses. As a percentage of sales, operating expenses declined to 15.8% in 2002 from 16.5% in 2001. Our income from operations of $47.2 million in 2002 was 15.9% below $56.1 million in 2001. This decline occurred in both of our segments, Electrical Group income from operations being down 11.7% to $35.5 million in 2002 (down 27.0% adjusting 2001 for not amortizing goodwill), and the Mechanical Group being down 26.4% to $11.7 million in 2002. (See also Note 11 of Notes to Consolidated Financial Statements.) Income from operations as a percentage of net sales (“operating income margin”) for the Company decreased to 7.8% in 2002 from 8.4% in 2001. This decrease in operating income margin was due primarily to the reduction in gross profit margin, partly offset by the lower operating expenses as a percentage of sales.

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

Liquidity and Capital Resources

Our working capital was $160.1 million at December 31, 2003, an increase of 1.7% from $157.4 million a year previously. The increase was due primarily to a $7.9 million increase in current assets partly offset by a $5.2 million increase in current liabilities. Accounts receivable increased $6.4 million during 2003 due primarily to our increased net sales. Accounts payable increased $4.1 million in 2003 primarily as a result of improved business activity as we entered 2004 from when we entered 2003 a year ago. Other accrued expenses decreased $5.3 million in 2003 due primarily to non-recurring charges against liabilities accrued on December 31, 2002 associated with plant closings/consolidations. Federal and state income tax accruals increased $6.2 million during 2003 as a result of timing changes in estimated tax payments. Our current ratio at December 31, 2003 decreased slightly to 3.1:1 from 3.2:1 at year-end 2002.

Cash flow from operations was $59.0 million in 2003, an 8.5% increase from $54.4 million in 2002. Reduced inventories and higher current liabilities, in part offset by higher receivables, account for the increase. Cash flow used in investing activities totaled $16.6 million versus $11.9 million in 2002. Increased capital spending accounted for the higher investment spending due to an increase in the number of capital projects in 2003, including three facility expansions and a computer system conversion, and to a general increase in spending after unusually low capital spending in 2002. Our commitments for property, plant and equipment as of December 31, 2003 were approximately $2.1 million. We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2004.

Cash flow used in financing activities in 2003 was $39.0 million after $43.6 million in 2002. We reduced our outstanding long-term debt $27.1 million in 2003 to $195.7 million at December 31, 2003 from $222.8 million at year-end 2002. We paid $12.0 million in dividends during 2003.

Our primary financing source is our $275 million long-term unsecured revolving credit facility (the “Facility”) that expires on December 31, 2005, which we reduced $25 million in March 2003 from $300 million. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests, with which we were in compliance as of December 31, 2003. At year-end 2003, we had $8.0 million of available borrowing capacity. Although the Facility provides up to $275 million of credit, availability under the Facility may be limited by the funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio covenant, which was the case at December 31, 2003. We believe we will satisfy the financial ratios and tests specified in the Facility for the foreseeable future. We also believe that the combination of our operating cash flow, which has averaged over $60 million per year over the last three years and we believe is indicative of what we might achieve in 2004, and borrowing availability under the Facility will provide sufficient cash flow to finance our existing operations for the foreseeable future. (See also Note 5 of Notes to Consolidated Financial Statements.)

As a result of our capital structure, we are exposed to interest rate risk. Virtually all our debt is under a credit facility with a variable interest rate based on a margin above LIBOR. As a result, interest rate changes impact our future earnings and cash flows assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on our outstanding debt at December 31, 2003, would result in a change in after-tax annual earnings of approximately $155,000. We had no material foreign currency rate risk or material derivative instruments at December 31, 2003.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s contractual obligations and payments due by period as of December 31, 2003 (in thousands):

Payments due by Period	Long-Term Debt	Operating Leases	Purchase Obligations	Total Contractual Obligations
Less than 1 Year	$ 125	$ 4,725	$39,782	$ 44,632
1 – 3 Years	191,424	3,056	—	194,480
3 – 5 Years	731	2,388	—	3,119
More than 5 Years	3,522	6,604	—	10,126
Total	$195,802	$16,773	$39,782	$252,357

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At December 31, 2003, the Company had outstanding standby letters of credit totalling $7,005,000, all of which would expire in 2004. We had no other material commercial commitments.

The Company did not have any variable interest entities as of December 31, 2003. Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

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

Revenue Recognition

Sales and related cost of sales are recognized upon shipment of products as this is when title and risk of ownership transfer to the customer. The pricing of our products is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Any discounts from our standard prices are recognized as a reduction of sales and the related customer receivable at the time of sale. Product returns are estimated and recorded at the time of shipment based upon historical experience. Estimated customer rebates are accrued and recognized as a reduction of sales in a systematic manner throughout the year.

Allowance for Doubtful Accounts

We record allowances for doubtful accounts after customer-specific analysis and general analysis of past due balances, economic conditions and historical experience. Allowance levels change as customer-specific circumstances and the general analysis areas above change.

Excess and Obsolete Inventory Reserves

Our systems track the frequency of usage of inventory by part number and reports are generated monthly. Based on these analyses of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded and changed. Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping or other means, and the reserves appropriately reduced.

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

Retirement Plans

Approximately half of our employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. Our obligations under the defined benefit plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases. Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market, and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.

The valuation date for our defined benefit plans was changed in 2003 to December 31 from September 30. Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.75% and the discount rate at 6.25% for our defined benefit plans. Primarily as a result of the change in the discount rate, we expect pension expense to increase approximately $1.7 million in 2004 versus 2003. (See also Note 7 of Notes to Consolidated Financial Statements.)

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement prescribes how an issuer classifies and measures certain financial instruments. SFAS 150 was effective for the Company on July 1, 2003. There was no impact to the Company from adopting SFAS 150.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Adoption of this interpretation on January 1, 2003 did not have a material impact on the consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The adoption of this statement on January 1, 2003 did not have a material impact on the consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 13 of this report.

ITEM 8. Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

	(In Thousands, Except Per Share Data)
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
	2003	2002	2003	2002	2003	2002	2003	2002
Net Sales	$153,324	$150,380	$154,645	$154,907	$159,031	$153,997	$152,098	$146,008
Gross Profit	36,233	36,326	37,384	37,984	36,432	36,577	36,706	32,256
Income from Operations	11,505	12,639	12,342	13,323	11,996	12,663	11,383	8,602
Net Income	6,068	5,788	6,483	7,037	6,510	7,111	6,145	4,582
Earnings Per Share	.24	.27	.26	.28	.26	.28	.25	.18
Earnings Per Share – Assuming Dilution	.24	.27	.26	.28	.26	.28	.24	.18
Average Number of Shares Outstanding	25,025	21,663	25,031	25,009	25,032	25,013	25,032	25,016
Average Number of Shares – Assuming Dilution	25,204	21,759	25,227	25,245	25,285	25,121	25,268	25,116

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of REGAL-BELOIT CORPORATION:

     We have audited the accompanying consolidated balance sheet of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ investment and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the financial statements, as of January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (Statement No. 142).

     As discussed above, the financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transition disclosures required by Statement No. 142. Our audit procedures with respect to the disclosures in Note 3 for 2001 included (i) agreeing previously reported net income to previously issued financial statements; (ii) agreeing the adjustment to reported net income to the Company’s underlying records obtained from management; and (iii) testing the mathematical accuracy of the information included in Note 3. In our opinion, the disclosures for 2001 in Note 3 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 25, 2004

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

ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
January 28, 2002

CONSOLIDATED BALANCE SHEETS In Thousands of Dollars, Except Share Information	REGAL-BELOIT

Assets

	December 31
	2003	2002
Current Assets:
Cash and cash equivalents	$9,100	$5,591
Receivables, less allowance for doubtful accounts of $1,432 in 2003 and $1,465 in 2002	85,468	79,099
Income tax receivable	223	184
Future income tax benefits	5,104	6,208
Inventories	131,121	134,037
Prepaid expenses	6,411	4,413

Total Current Assets	237,427	229,532
Property, Plant and Equipment:
Land and improvements	12,290	12,214
Buildings and improvements	88,812	85,901
Machinery and equipment	260,634	248,678

Property, Plant and Equipment, at cost	361,736	346,793
Less: Accumulated depreciation	(192,638)	(173,053)

Net Property, Plant and Equipment	169,098	173,740
Goodwill	311,216	313,265
Other Noncurrent Assets	16,704	17,451

Total Assets	$734,445	$733,988

Liabilities and Shareholders’ Investment
Current Liabilities:
Accounts payable	$36,179	$32,038
Dividends payable	3,004	3,002
Accrued compensation and employee benefits	18,151	18,004
Other accrued expenses	12,321	17,604
Federal and state income taxes	7,546	1,324
Current maturities of long-term debt	125	155

Total Current Liabilities	77,326	72,127
Long-term Debt	195,677	222,812
Deferred Income Taxes	46,186	44,913
Other Noncurrent Liabilities	11,658	10,661
Minority Interest in Consolidated Subsidiaries	4,894	2,052
Shareholders’ Investment:
Common stock, $.01 par value, 50,000,000 shares authorized, 25,031,756 issued and outstanding in 2003 and 25,020,070 issued and outstanding in 2002	250	250
Additional paid-in capital	132,313	132,167
Less: Treasury Stock, at cost, 159,900 shares in 2003 and 2002	(2,727)	(2,727)
Retained earnings	270,760	257,570
Accumulated other comprehensive loss	(1,892)	(5,837)

Total Shareholders’ Investment	398,704	381,423

Total Liabilities and Shareholders’ Investment	$734,445	$733,988

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME In Thousands of Dollars, Except Shares Outstanding and Per Share Data	REGAL-BELOIT
	For the Year Ended December 31,
	2003	2002	2001
Net Sales	$619,098	$605,292	$663,571
Cost of Sales	472,343	462,149	497,694

Gross Profit	146,755	143,143	165,877
Operating Expenses	99,529	95,916	109,817

Income from Operations	47,226	47,227	56,060
Interest Expense	6,462	9,399	22,239
Interest Income	79	149	221

Income before Income Taxes and Minority Interest	40,843	37,977	34,042
Provision for Income Taxes	14,792	13,182	14,452

Income before Minority Interest	26,051	24,795	19,590
Minority Interest in Income, Net of Tax	845	277	—

Net Income	$25,206	$24,518	$19,590

Earnings Per Share	$1.01	$1.01	$.94

Earnings Per Share - Assuming Dilution	$1.00	$1.01	$.93

Average Number of Shares Outstanding	25,029,942	24,186,839	20,868,896

Average Number of Shares - Assuming Dilution	25,246,088	24,310,165	21,124,204

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT In Thousands of Dollars, Except Per Share Data	REGAL-BELOIT
	Compre- hensive Income	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2000		$210	$41,779	(1,685)	$234,992	$(1,407)	$273,889
Net Income	$19,590	—	—	—	$19,590	—	$19,590
Dividends Declared ($.48 per share)		—	—	—	(10,018)	—	(10,018)
Translation Adjustments	(928)	—	—	—	—	(928)	(928)
Additional Pension Liability	(1,529)	—	—	—	—	(1,529)	(1,529)

Comprehensive Income	$17,133

Common Stock Repurchased		—	—	(1,042)	—	—	(1,042)
Stock Options Exercised		—	188	—	—	—	188

Balance, December 31, 2001		210	41,967	(2,727)	244,564	(3,864)	280,150
Net Income	$24,518	—	—	—	24,518	—	24,518
Dividends Declared ($.48 per share)		—	—	—	(11,512)	—	(11,512)
Translation Adjustments	1,607	—	—	—	—	1,607	1,607
Additional Pension Liability, Net of Tax	(3,580)	—	—	—	—	(3,580)	(3,580)

Comprehensive Income	$22,545

Stock Options Exercised		—	278	—	—	—	278
Stock Offering		40	89,922	—	—	—	89,962

Balance, December 31, 2002		250	132,167	(2,727)	257,570	(5,837)	381,423
Net Income	$25,206	—	—	—	25,206	—	25,206
Dividends Declared ($.48 per share)		—	—	—	(12,016)	—	(12,016)
Translation Adjustments	4,111	—	—	—	—	4,111	4,111
Hedging Activities, Net of Tax	160	—	—	—	—	160	160
Additional Pension Liability, Net of Tax	(326)	—	—	—	—	(326)	(326)

Comprehensive Income	$29,151

Stock Options Exercised		—	146	—	—	—	146

Balance, December 31, 2003		$250	$132,313	$(2,727)	$270,760	$(1,892)	$398,704

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS In Thousands of Dollars	REGAL-BELOIT
	For the Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$25,206	$24,518	$19,590
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	21,014	22,134	22,294
Amortization	1,058	1,040	9,504
Provision for deferred income taxes	2,377	4,103	3,014
Change in assets and liabilities, net of acquisitions:
Receivables	(4,582)	1,289	16,673
Inventories	6,483	(311)	17,014
Income tax receivable	(38)	(3)	3,887
Current liabilities and other	7,447	1,639	(10,207)

Net cash provided from operating activities	58,965	54,409	81,769
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(17,965)	(10,754)	(15,426)
Business acquisitions, net of cash acquired	(717)	(1,939)	(3,629)
Sale of property, plant and equipment	259	205	650
Other	1,833	539	159

Net cash used in investing activities	(16,590)	(11,949)	(18,246)
Cash Flows From Financing Activities:
Proceeds from stock offering	—	89,962	—
Additions to long-term debt	—	1,290	2,000
Repayment of long-term debt	(27,165)	(124,110)	(50,598)
Repurchase of common stock	—	—	(1,042)
Stock issued under option plans	146	278	188
Dividends paid to shareholders	(12,014)	(11,015)	(10,022)

Net cash used in financing activities	(39,033)	(43,595)	(59,474)
Effect of Exchange Rate on Cash:	167	97	(32)

Net increase (decrease) in cash and cash equivalents	3,509	(1,038)	4,017
Cash and cash equivalents at beginning of year	5,591	6,629	2,612

Cash and cash equivalents at end of year	$9,100	$5,591	$6,629

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$6,355	$9,656	$22,607
Income Taxes	$3,585	$7,075	$7,265

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2003

(1) Nature of Operations

     REGAL-BELOIT CORPORATION (the Company) is a United States-based multinational corporation. The Company is organized into two operating groups, the Mechanical Group, with its principal line of business in mechanical products which control motion and torque, and the Electrical Group, with its principal line of business in electric motors and power generation products. The principal markets for the Company’s products and technologies are within the United States.

(2) Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries where the Company owns at least 50% of the subsidiary’s equity. All significant intercompany accounts and transactions are eliminated. The minority interest in the income of majority-owned consolidated subsidiaries was not material in 2001.

Revenue Recognition

     Sales and related cost of sales are recognized upon shipment of products as this is when title and risk of ownership transfer to the customer. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Any discounts from the Company’s standard prices are recognized as a reduction of sales and the related customer receivable at the time of sale. Product returns are estimated and recorded at the time of shipment based upon historical experience. Estimated customer rebates are accrued and recognized as a reduction of sales in a systematic manner throughout the year.

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

Life Insurance Policies

     The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $11,756,000 at December 31, 2003 and $11,577,000 at December 31, 2002. The cash surrender value, net of policy loans, is $806,000 and $2,284,000 at December 31, 2003 and 2002, respectively, and is included as a component of Other Noncurrent Assets.

Goodwill and Other Intangibles

     Prior to January 1, 2002, the cost of goodwill and other intangibles was amortized on a straight-line basis over the estimated periods benefited ranging from 5 to 40 years.

Effective January 1, 2002, upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (SFAS 142), goodwill and other intangibles with indefinite useful lives are no longer amortized but instead are reviewed annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Identifiable intangibles with a finite useful life are amortized over their useful lives. (See Note 3 of Notes to Consolidated Financial Statements.)

Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Inventories

     The approximate percentage distribution between major classes of inventory is as follows:

	December 31,
	2003	2002
Raw Material	11%	11%
Work In Process	20%	19%
Finished Goods and Purchased Parts	69%	70%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 82% of the Company’s inventory at December 31, 2003 and 86% in 2002, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $3,555,000 and $3,818,000 as of December 31, 2003 and 2002, respectively. Material, labor and factory overhead costs are included in the inventories.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore, no compensation expense is recognized in connection with stock options granted to employees.

Accumulated Other Comprehensive Income (Loss)

     Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly into shareholders’ investment. The components of accumulated other comprehensive income (loss) were as follows at December 31:

	2003	2002
Additional pension liability, net of tax	$(5,435)	$(5,109)
Translation adjustments	3,383	(728)
Hedging activities, net of tax	160	—

Total	$(1,892)	$(5,837)

Earnings per Share (EPS)

     The difference between basic and diluted earnings per share is attributable solely to the incremental shares to be issued under the Company’s stock option plans. The following table reconciles the basic and diluted shares used in the per share calculations:

	December 31
	2003	2002	2001
Denominator for basic EPS	25,029,942	24,186,839	20,868,896
Effect of dilutive stock options	216,146	123,326	255,308

Denominator for diluted EPS	25,246,088	24,310,165	21,124,204

Derivative Instruments

     The Company entered into certain commodity forward contracts in 2003 in connection with the management of its exposure to fluctuations in certain raw material commodity pricing. These financial exposures are managed in accordance with corporate policies and procedures. These derivative instruments have been designated as cash flow hedges. Thus, as changes in the fair value of the derivatives occur, they are recorded as an asset or liability on the consolidated balance sheet and in accumulated other comprehensive income (AOCI). Such amounts are reclassified out of AOCI when the underlying hedged item impacts earnings. As of December 31, 2003, the Company had recorded $160,000, net of tax, in AOCI related to these commodity forward contracts.

Reclassifications

     Certain reclassifications were made to the 2002 financial statements to conform to the 2003 presentation.

(3) Goodwill and Other Intangibles

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The following table reconciles the reported net income and earnings per share to that which would have resulted for 2001 if SFAS 142 had been adopted effective January 1, 2001 (in thousands of dollars, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net Income (as reported)	$25,206	$24,518	$19,590
Adjustments:
Goodwill amortization, net of taxes	—	—	6,700

Pro-forma Net Income	$25,206	$24,518	$26,290
Pro-forma earnings per share:
Basic	$1.01	$1.01	$1.26
Diluted	$1.00	$1.01	$1.25

     During the first quarter of 2002, the Company completed the first step of the transitional goodwill impairment test based on amounts as of January 1, 2002. Based on this review, the Company concluded that there were no impairment losses for goodwill due to the initial application of SFAS 142. The Company has two reporting units which are the same as its reportable segments, the Electrical Group and the Mechanical Group. As permitted by SFAS 142, the Company has elected to perform its annual test for impairment during the fourth quarter. The Company utilizes a discounted cash flow model to estimate the fair value of the reporting units. The Company performed its most recent analysis as of November 30, 2003, and based upon reasonable assumptions of cash flows and cost of capital, concluded that there continues to be no impairment of goodwill. At December 31, 2003 and 2002, none of the Company’s other intangible assets were determined to have indefinite lives and acquired intangibles with definite lives were not material.

     The following information presents changes to goodwill during the periods indicated:

	Electrical Group	Mechanical Group	Total Company
Balance, December 31, 2001	$312,735	$—	$312,735
Powertrax® Acquisition	—	530	530

Balance, December 31, 2002	312,735	530	313,265
Adjustments	(2,049)	—	(2,049)

Balance, December 31, 2003	$310,686	$530	$311,216

(4) Leases and Rental Commitments

     Rental expenses charged to operations amounted to $7,097,000 in 2003, $6,928,000 in 2002, and $7,314,000 in 2001. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Thousands of Dollars)
2004	$4,725
2005	$3,056
2006	$2,388
2007	$2,212
2008	$1,396
Thereafter	$2,996

(5) Long-Term Debt and Bank Credit Facilities

Long-term debt consists of the following:

	(In Thousands of Dollars) December 31,
	2003	2002
Revolving Credit Facility	$191,000	$218,000
Other	4,802	4,967

	195,802	222,967
Less: Current maturities	125	155

Noncurrent portion	$195,677	$222,812

     The Company maintained at December 31, 2003, a $275,000,000 unsecured revolving credit facility which expires December 31, 2005 (the “Facility”). The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary with LIBOR. The Company also pays a commitment fee on the unused amount of the $275,000,000 maximum credit limit, which varies with the debt to EBITDA ratio. The Facility includes various financial covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. The Company was in compliance with all financial covenants as of December 31, 2003.

     The average balance outstanding under the Facility in 2003 was $217,236,000 and in 2002 was $253,625,000. The average interest rate paid under the Facility in 2003 was 2.7% and 3.5% in 2002. At December 31, 2003, the interest rate paid on the outstanding balance of the Facility was 2.7%. The Company also paid an unused commitment fee under the facility which was .30% of the unused balance of $83,789,000 at December 31, 2003. The Company had $8,030,000 of available borrowing capacity under the Facility at December 31, 2003, after deducting $211,000 for outstanding Facility-issued standby letters of credit. The available capacity was less than the unused balance of the Facility due to limits established by the debt to EBITDA covenant.

     The Company also has other loans with a total balance outstanding of $4,802,000 at December 31, 2003. The largest is a $2,000,000 industrial development bond issue completed on September 6, 2001.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt is not materially different from the carrying value.

     Maturities of long-term debt are as follows:

Year	(In Thousands of Dollars)
2004	$125
2005	191,424
2006	731
2007	368
2008	154
Thereafter	3,000

Total	$195,802

(6) Contingencies and Commitments

     The Company is, from time to time, party to lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

     The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2003 and 2002:

	(In Thousands of Dollars)
	2003	2002
Balance, beginning of year	$(3,431)	$(3,652)
Payments	5,915	6,605
Provision	(5,437)	(6,384)

Balance, end of year	$(2,953)	$(3,431)

Provision for virtually all warranties is made in the year of issuance.

(7) Retirement Plans

     The Company has a number of retirement plans that cover most of its employees. The plans include defined contribution plans and defined benefit plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $1,941,000, $2,299,000, and $3,329,000 in 2003, 2002 and 2001, respectively.

     Benefits provided under defined benefit plans are based, depending on the plan, on employees’ average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit plans is in accordance with federal laws and regulations.

     The Company’s defined benefit pension assets are invested in equity securities and fixed income investments based on the Company’s overall strategic investment direction as follows:

	Target
	Allocation	Return
Equity investments	70%	9-10%
Fixed income	30%	6-7%

Total	100%	8.75%

     The Company’s investment strategy for its defined benefit plans is to achieve moderately aggressive growth, earning a long-term rate of return sufficient to at least maintain the plans in a fully funded status. Accordingly, allocation targets have been established to fit this strategy, with a heavier long-term weighting of investments in equity securities. The long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

     The defined benefit pension plan assets were invested as follows as of December 31 of each year:

	2003	2002
Equity investments	74%	61%
Fixed income	26%	39%

Total	100%	100%

     In 2003, the Company changed for financial reporting purposes the actuarial valuation measurement date for its pension plans from September 30 to December 31. Management believes that a measurement date of December 31 is preferable because it better reflects the actual balances of the plans as of the Company’s balance sheet date. This change did not have a significant effect on 2003 or prior years’ pension expense.

     The actuarial computations utilized the following assumptions:

Benefit Obligation	2003	2002
Discount rate	6.25%	7.0%
Rates of increase in compensation level	0-2.5%	0-3.0%

Net Periodic Pension Cost	2003	2002	2001
Discount rate	7.0%	7.5%	7.5%
Expected long-term rate of return on assets	8.75%	9.0%	9.0%
Rates of increase in compensation levels	0-3.0%	0-3.75%	0-4.5%

     Net periodic pension benefit costs for the defined benefit plans were as follows:

	(In Thousands of Dollars)
	2003	2002	2001
Service cost	$1,389	$1,336	$1,330
Interest cost	3,346	3,233	3,078
Expected return on plan assets	(4,717)	(5,438)	(5,410)
Net amortization and deferral	172	(157)	(355)

Net periodic expense (income)	$190	$(1,026)	$(1,357)

     The following table presents a reconciliation of the funded status of the defined benefit plans:

	(In Thousands of Dollars)
	2003	2002
Change in projected benefit obligation:
Obligation at beginning of period	$48,184	$43,108
Service cost	1,389	1,336
Interest cost	3,346	3,233
Change in assumptions	7,245	2,600
Plan amendments	—	26
Benefits paid	(2,413)	(2,119)

Obligation at end of period	57,751	48,184

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	40,958	47,681
Actual gain (loss) on plan assets	10,688	(4,900)
Employer contributions	383	296
Benefits paid	(2,413)	(2,119)

Fair value of plan assets at end of period	49,616	40,958

Funded status	(8,135)	(7,226)
Unrecognized net actuarial loss	17,657	16,450
Unrecognized prior service costs	1,069	1,174

Net amount recognized	$10,591	$10,398

Amounts recognized in balance sheets
Prepaid benefit cost	$9,012	$8,703
Accrued benefit liability	(8,060)	(7,509)
Intangible asset	1,005	1,096
Accumulated other comprehensive loss	8,634	8,108

Net amount recognized	$10,591	$10,398

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $25,317,000, $25,301,000 and $17,241,000, respectively, as of December 31, 2003, and $22,070,000, $22,051,000 and $14,542,000, respectively, as of December 31, 2002. Total accumulated benefit obligations for all defined benefit plans totaled $55,320,000 and $44,690,000 at December 31, 2003 and 2002, respectively. The Company estimates that, based on current legislation, in 2004 it will make contributions in the amount of $1,472,000 to fund its defined benefit plans.

(8) Shareholders’ Investment

     The Company has two stock option plans available for new grants to officers, directors and key employees, the 2003 Equity Incentive Plan and the 1998 Stock Option Plan, as amended. Additionally, the Company’s 1991 Flexible Stock Incentive Plan and the 1987 Stock Option Plan, which have expired as to new grants, have shares previously granted remaining outstanding. Options under all the plans were granted at prices that equalled the market value on the date of the grant and with a maximum term of 10 years from the date of grant. Options vest over various periods up to 10 years. A summary of the Company’s stock option plans follows:

	At December 31, 2003
	1987 Plan	1991 Plan	1998 Plan	2003 Plan
Total Plan shares	450,000	1,000,000	1,000,000	1,500,000
Options granted	449,850	762,882	913,900	—
Options outstanding	16,550	358,468	907,600	—
Options available for grant	—	—	86,100	1,500,000

     A summary of the status of the Company’s three stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,125,754	$21.98	1,460,124	$18.49	1,477,718	$18.01
Granted	233,750	17.70	38,250	19.97	41,850	18.71
Exercised	(11,586)	12.59	(357,370	7.77	(26,194)	7.52
Forfeited	(65,300)	19.58	(15,250	21.43	(33,250)	21.28

Outstanding at end of year	1,282,618	$21.22	1,125,754	$21.98	1,460,124	$18.49
Options exercisable at year-end	823,168		710,904		889,824
Weighted-average fair value of options granted during the year	$5.55		$6.52		$6.19

     The following table provides information on the three Plans at various exercise price ranges:

	Range of Exercise Prices
	$12.50-$18.75	$18.76-$28.14	$28.15-$32.44	Total
Options outstanding at 12/31/03	311,768	907,500	63,350	1,282,618
Options exercisable at 12/31/03	127,068	632,750	63,350	823,168

     The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost for option plans has been recognized in the statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts:

	(In Thousands, Except Per Share Data)
	2003	2002	2001
Net Income:
As Reported	$25,206	$24,518	$19,590
Deduct: Compensation Adjustment	$(428)	$(526)	$(704)

Pro Forma	$24,778	$23,992	$18,886
Earnings Per Share:
As Reported	$1.01	$1.01	$.94
Pro Forma	$.99	$.99	$.91
Earnings Per Share - Assuming Dilution:
As Reported	$1.00	$1.01	$.93
Pro Forma	$.98	$.99	$.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.5%, 4.5% and 5.1%; expected dividend yield of 2.5% for all years; expected option lives of 7.0 for all years; expected volatility of 37% in 2003, 32% in 2002 and 33% in 2001.

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

     The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 31, 2003, the Company repurchased 159,900 shares at an average purchase price of $17.06 per share.

(9) Income Taxes

	(In Thousands of Dollars) Year Ended December 31
	2003	2002	2001
United States	$36,076	$35,354	$30,213
Foreign	4,767	2,623	3,829

Total	$40,843	$37,977	$34,042

The provision for income taxes is summarized as follows:

	(In Thousands of Dollars)
Current	2003	2002	2001

Federal	$9,990	$7,321	$9,155
State	1,009	1,017	1,186
Foreign	1,416	741	1,097

	12,415	9,079	11,438
Deferred	2,377	4,103	3,014

Total	$14,792	$13,182	$14,452

     A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.7	2.3
Nondeductible goodwill amortization	—	—	4.0
Prior period tax refund	—	(1.3)	—
Other, net	(0.4)	(0.7)	1.2

Effective tax rate	36.2%	34.7%	42.5%

     Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company’s net deferred tax liability as of December 31, 2003 of $41,082,000 is classified on the consolidated balance sheet as a current income tax benefit of $5,104,000 and a long-term deferred income tax liability of $46,186,000. The December 31, 2002 net deferred tax liability was $38,705,000, consisting of a current income tax benefit of $6,208,000 and a long-term deferred income tax liability of $44,913,000. The components of this net deferred tax liability are as follows:

	(In Thousands of Dollars) December 31
	2003	2002
Federal operating loss carry forward	$28	$152
Accrued employee benefits	3,243	3,642
Bad debt reserve	463	532
Warranty reserve	809	964
Other	67	360

Deferred tax assets	4,610	5,650
Property related	(26,031)	(29,407)
Inventory	(5,481)	(5,755)
Other	(14,180)	(9,193)

Deferred tax liabilities	(45,692)	(44,355)

Net deferred tax liability	$(41,082)	$(38,705)

     No valuation allowances are recorded at December 31, 2003 and 2002.

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

     The Company evaluates performance based on the segments’ income from operations. Corporate costs have been allocated to each Group based primarily on the net sales of each Group. The reported net sales of each segment are solely from external customers. No single customer accounts for 10% or more of the Company’s net sales. The Company’s products manufactured and sold outside the United States were approximately 12%, 9% and 8% of net sales in 2003, 2002 and 2001, respectively. Export sales from U.S. operations were approximately 5%, 5% and 6% in 2003, 2002 and 2001, respectively.

     Pertinent data for each industry segment in which the Company operated for the three years ended December 31, 2003 is as follows:

	(In Thousands of Dollars)
	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization

2003 Mechanical Group	$180,741	$13,349	$121,976	$6,229	$7,373
Electrical Group	438,357	33,877	612,469	11,736	14,699

Total REGAL-BELOIT	$619,098	$47,226	$734,445	$17,965	$22,072

2002 Mechanical Group	$186,716	$11,678	$124,053	$3,522	$8,410
Electrical Group	418,576	35,549	609,935	7,232	14,764

Total REGAL-BELOIT	$605,292	$47,227	$733,988	$10,754	$23,174

2001 Mechanical Group	$206,615	$15,872	$125,201	$5,110	$8,824
Electrical Group	456,956	40,188	621,398	10,316	22,974

Total REGAL-BELOIT	$663,571	$56,060	$746,599	$15,426	$31,798

ITEM 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements with its independent auditors subject to disclosure by Item 304 of Regulation S-K.

ITEM 9A. Controls and Procedures

An evaluation was carried out by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No changes were made in the Company’s internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control and financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by Item 401 of Regulation S-K is included under the captions “Election of Directors,” “2003 Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 8 and 9 of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

Information required by Item 402 of Regulation S-K is included on pages 7 and 10-13 of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference; provided, however, that the subsection entitled “Report of Compensation and Human Resources Committee on Annual Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required pursuant to Items 403 and 201(d) of Regulation S-K is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, respectively, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information required pursuant to Item 404 of Regulation S-K is included under the caption “Other Information About the Board — Certain Relationships and Related Transactions” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004, a copy of which has been filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the caption “Audit Committee Report” set forth in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004.

PART IV

ITEM 15. Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K

(a)	1.	Financial statements — The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

2.

Financial statement schedule — The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

3.	Exhibits — The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

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

REGAL-BELOIT CORPORATION By: /s/ Kenneth F. Kaplan Kenneth F. Kaplan Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James L. Packard	Chairman, Chief Executive Officer	March 12, 2004
James L. Packard	and Director

/s/ Kenneth F. Kaplan	Vice President, Chief Financial	March 12, 2004
Kenneth F. Kaplan	Officer and Secretary (Principal Accounting & Financial Officer)

/s/ Henry W. Knueppel	President, Chief Operating Officer	March 12, 2004
Henry W. Knueppel	and Director

/s/ J. Reed Coleman	Director	March 12, 2004
J. Reed Coleman

/s/ Frank E. Bauchiero	Director	March 12, 2004
Frank E. Bauchiero

/s/ Stephen N. Graff	Director	March 12, 2004
Stephen N. Graff

REGAL-BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

		Page(s) In Form 10-K
(1)	Financial Statements:
	Report of Independent Public Accountants	16-17
	Consolidated Balance Sheets at December 31, 2003 and 2002	18
	Consolidated Statements of Income for the three years ended
	December 31, 2003, 2002 and 2001	19
	Consolidated Statements of Shareholders’ Investment for the three
	years ended December 31, 2003, 2002 and 2001	20
	Consolidated Statements of Cash Flows for the three years ended
	December 31, 2003, 2002 and 2001	21
	Notes to Consolidated Financial Statements	22-31

		Page(s) In Form 10-K
(2)	Financial Statement Schedule:
	Reports of Independent Auditors/Independent Public Accountants
	on Financial Statement Schedule	34
	For the three years ended December 31, 2003, Schedule II - Valuation
	And Qualifying Accounts	35

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
REGAL-BELOIT CORPORATION and Subsidiaries

We have audited the consolidated financial statements of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and for the years then ended and have issued our report thereon dated February 25, 2004 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and related disclosures); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, for the years ended December 31, 2003 and 2002. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to 2003 and 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein. The financial statement schedule for year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated January 28, 2002, that such financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 25, 2004

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

ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
January 28, 2002

SCHEDULE II

REGAL-BELOIT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

	(In Thousands of Dollars)
	Balance Beginning of Year	Provision For Losses	Write-offs, Net of Recoveries	Additions, Related to Acquisition	Balance End of Year

Year Ended December 31, 2003	$1,465	$608	$(641)	$-0-	$1,432
Year Ended December 31, 2002	$2,233	$590	$(1,358)	$-0-	$1,465
Year Ended December 31, 2001	$2,031	$912	$(710)	$-0-	$2,233

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

4.2

Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT CORPORATION and BankBoston, N.A. [Incorporated by reference to Exhibit 4.1 to REGAL-BELOIT CORPORATION’S Registration Statement on Form 8-A (Registration No. 1-7283) filed January 31, 2000]

4.3

Credit Agreement, dated as of September 29, 2000, among REGAL-BELOIT CORPORATION, M&I Marshall & Ilsley Bank, as Administrative Agent, and Swing Line Bank, Bank of America, N.A., as Documentation and Syndication Agent, Banc of America Securities LLC, Lead Arranger and Book Manager and each of the Banks Party to the Credit Agreement [Incorporated by reference to Exhibit 4 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated October 13, 2000]

4.4

First Amendment, dated as of June 29, 2001, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent [Incorporated by reference to Exhibit 1 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended June 30, 2001].

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

Exhibits Index

Exhibit
Number                                                      Exhibit Description

4.7

Third Amendment, dated as of October 7, 2002, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 4.7 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year-ended December 31, 2002.

4.8

Fourth Amendment, dated as of March 4, 2003, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A. as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.]

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

10.4*

REGAL-BELOIT CORPORATION Retirement Plans specifically incorporating: LEESON Electric 401(k) Plan [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-108092)].

10.5*	2003 Equity Incentive Plan [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-110061)].

10.6*

Key Executive Employment and Severance Agreement, dated as of June 18, 2001, between James L. Packard and REGAL-BELOIT CORPORATION [Incorporated by reference to Exhibit 10.9 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2001.]

10.7*

Form of Key Executive Employment and Severance Agreement between REGAL-BELOIT CORPORATION and each of Henry W. Knueppel and Kenneth F. Kaplan. [Incorporated by reference to Exhibit 10.5 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2002.]

18	Letter regarding change in accounting principle, filed herein.

21	Subsidiaries of REGAL-BELOIT CORPORATION, filed herein.

23	Consent of Independent Auditors, filed herein.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

Exhibits Index

Exhibit
Number                                                      Exhibit Description

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

99.1

REGAL-BELOIT CORPORATION Letter to the Securities and Exchange Commission regarding representations from Arthur Andersen LLP [Incorporated by reference to Exhibit 99.1 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2002].

99.2

Proxy Statement of REGAL-BELOIT CORPORATION for the 2004 Annual Meeting of Shareholders [The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

______________________________
* A management contract or compensatory plan or arrangement.