Form 10-Q
period 2004-03-30
REGAL BELOIT CORP
filed 2004-05-10
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2004

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

24,448,820 Shares, Common Stock, $.01 Par Value (as of May 7, 2004)

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended March 30, 2004

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 8
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8 - 11
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	11
Item 4 — Controls and Procedures	11
PART II - OTHER INFORMATION
Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	11
Item 6 — Exhibits and Reports on Form 8-K	12
Signature	12

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of our outstanding debt, 3) our success in increasing sales and maintaining or improving the operating margins of our businesses, 4) the availability of or material increases in the costs of select raw materials or parts, 5) actions taken by competitors, and 6) our ability to satisfy various covenant requirements under our credit facility. Investors are directed to other documents, such as our Annual Report on Form 10-K and other Form 10-Q’s filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Item I.	Financial Statements

ASSETS

	(Unaudited) March 30, 2004	(From Audited Statements) Dec. 31, 2003
Current Assets:
Cash and Cash Equivalents	$14,160	$9,100
Receivables, less reserves of $1,449 in 2004
and $1,432 in 2003	96,613	85,468
Inventories	136,879	131,121
Other Current Assets	17,575	11,738

Total Current Assets	265,227	237,427
Property, Plant and Equipment at Cost	358,986	361,736
Less - Accumulated Depreciation	(196,383)	(192,638)

Net Property, Plant and Equipment	162,603	169,098
Goodwill	311,216	311,216
Other Noncurrent Assets	17,047	16,704

Total Assets	$756,093	$734,445

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$45,317	$36,179
Federal and State Income Taxes Payable	6,100	7,546
Accrued Compensation and Employee Benefits	20,391	18,151
Other Current Liabilities	14,499	15,450
Payable for Treasury Stock Purchase	12,499	--

Total Current Liabilities	98,806	77,326
Long-Term Debt	202,512	195,677
Deferred Income Taxes	46,189	46,186
Other Noncurrent Liabilities	11,599	11,658
Minority Interests in Consolidated Subsidiaries	6,300	4,894
Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 25,220,604 issued in 2004 and
25,191,656 issued in 2003	252	252
Additional Paid-In Capital	132,815	132,313
Less – Treasury Stock, at cost, 774,100 shares in 2004
and 159,900 shares in 2003	(15,228)	(2,729)
Retained Earnings	274,613	270,760
Accumulated Other Comprehensive Loss	(1,765)	(1,892)

Total Shareholders’ Investment	390,687	398,704

Total Liabilities and Shareholders’ Investment	$756,093	$734,445

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended
	March 30, 2004	March 31, 2003
Net Sales	$163,084	$153,324
Cost of Sales	124,897	117,091

Gross Profit	38,187	36,233
Operating Expenses	25,655	24,728

Income From Operations	12,532	11,505
Interest Expense	1,327	1,576
Interest Income	3	36

Income Before Income Taxes & Minority Interest	11,208	9,965
Provision For Income Taxes	4,036	3,735

Income Before Minority Interest	7,172	6,230
Minority Interest in Income of Consolidated
Subsidiaries, Net of Tax	312	162

Net Income	$6,860	$6,068

Per Share of Common Stock:
Earnings Per Share	$.27	$.24

Earnings Per Share - Assuming Dilution	$.27	$.24

Cash Dividends Declared	$.12	$.12

Average Number of Shares Outstanding	25,041,559	25,025,115

Average Number of Shares - Assuming Dilution	25,278,192	25,204,257

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Three Months Ended
	March 30, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,860	$6,068
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and deferred income taxes	5,226	5,594
Change in assets and liabilities:
Current assets	(16,298)	(12,992)
Current liabilities	8,877	7,759

Net cash provided by operating activities	4,665	6,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,408)	(4,220)
Investment in joint venture	—	(1,500)
Sale of property, plant and equipment	11	34
Other, net	(673)	2,856

Net cash used in investing activities	(4,070)	(2,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to (Repayment of) long-term debt	6,966	151
Dividends paid to shareholders	(3,004)	(3,002)
Stock issued under option plans	502	124

Net cash provided by (used in) financing activities	4,464	(2,727)
EFFECT OF EXCHANGE RATE ON CASH	1	11

Net increase in cash and cash equivalents	5,060	883
Cash and cash equivalents at beginning of period	9,100	5,591

Cash and cash equivalents at end of period	$14,160	$6,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,392	$1,521
Income taxes	$4,814	$1,876

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2004

(Unaudited)

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

2.    FISCAL QUARTER END

In 2004, the Company changed to a fiscal monthly calendar based on 21 working days per fiscal month. A working day is defined as a weekday (as opposed to a weekend day) that is not a holiday where the Company’s plants and offices are closed. This fiscal calendar resulted in March 30, 2004 being the last day of the first fiscal quarter. In 2003, fiscal month ends were calendar months. December 31 will continue to be the year end for the Company. The first quarters of both 2004 and 2003 contained 63 work days; thus, this change had an immaterial impact on the financial information reported.

3.    INVENTORIES

Cost for approximately 81% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	March 30, 2004	December 31, 2003
Raw Material	11%	11%
Work-in Process	20%	20%
Finished Goods	69%	69%

4.    COMPREHENSIVE INCOME

The Company’s comprehensive income in the first quarter of 2004 was impacted by a $22,000 loss from cumulative translation adjustments and $149,000 of income from hedging activities, which were recorded to shareholders’ investment. For the quarter ended March 30, 2004, the impact was $127,000 resulting in comprehensive income of $7.0 million for the quarter. The impact in the first quarter of 2003 was $657,000 resulting in comprehensive net income of $6.7 million.

5.    WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the first quarters of 2004 and 2003:

	(In Thousands of Dollars) Quarter Ending
	March 30, 2004	March 31, 2003
Beginning balance January 1	$2,953	$3,431
Deduct: Payments	(1,116)	(1,402)
Add: Provision	1,129	1,146

Ending balance	$2,966	$3,175

6.    BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group		Electrical Group
	First Quarter		First Quarter
	2004	2003	2004	2003
Net Sales	$46,898	$45,675	$116,186	$107,649
Income from Operations	$2,745	$2,773	$9,787	$8,732
Income from Operations as a % of Net Sales	5.9%	6.1%	8.4%	8.1%
Goodwill at end of period	$530	$530	$310,686	$312,735

As consistent with December 31, 2003 and 2002, acquired intangibles with finite lives were not material and the Company has no intangibles with indefinite lives.

7.    STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	(In Thousands of Dollars, Except Per Share Data)
	First Quarter 2004	First Quarter 2003
Net Income:
As Reported	$6,860	$6,068
Pro-Forma	$6,725	$5,990
Earnings Per Share:
As Reported	$.27	$.24
Pro Forma	$.27	$.24
Earnings Per Share - Assuming Dilution:
As Reported	$.27	$.24
Pro-Forma	$.27	$.24

8.    PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars)
	First Quarter Ending
	March 30, 2004	March 31, 2003
Service cost	$365	$347
Interest cost	902	837
Expected return on plan assets	(1,074)	(1,179)
Amortization of prior service cost	25	16
Amortization of net loss	240	27

Net periodic benefit cost	$458	$48

During the first quarter of 2004, the Company made contributions to defined benefit pension plans totaling $348,000. The Company expects to contribute another $852,000 over the balance of 2004, for a total of $1.2 million in 2004 contributions. This total has been reduced from the $1.5 million estimated in our 2003 Annual Report on Form 10-K, due to the recently passed Pension Funding Equity Act of 2004.

The assumptions used in the valuation of the Company’s pension plans and to the target investment allocation have remained the same as those disclosed in the Company’s 2003 Annual Report on Form 10-K.

9.    SUBSEQUENT EVENT — CONVERTIBLE SENIOR SUBORDINATED DEBT

On April 5, 2004, the Company closed a convertible subordinated debt offering totaling $115 million. The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at ..25% of the average trading price of a Note if certain conditions are met after five years. The Company may not call the Notes for five years, and the Note holders may only put the Notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the Notes.

After deducting fees and expenses of $3.2 million, the net proceeds recorded by the Company totaled $111.8 million. These net proceeds were used to repurchase common stock totaling $12.5 million and to repay $99.3 million of long-term debt, as discussed in Note 10. This convertible senior subordinated debt will be treated, in accordance with generally accepted accounting principles in the United States, as debt in the financial statements of the Company and will not have an impact on earnings per share until certain conditions under which the notes may be converted are satisfied. Taking into account the current higher cost of the convertible subordinated debt in comparison to the variable rate debt from our bank credit facility, and the repurchase of 614,200 shares of the Company’s common stock on March 30, 2004, the impact on earnings per share in 2004 is projected to be neutral.

10.   SUBSEQUENT EVENT — AMENDED AND RESTATED CREDIT FACILITY

On May 5, 2004, the Company and certain of its lending banks amended and restated the existing $275 million Credit Agreement. The amended and restated revolving loan Credit Agreement (the “New Facility”) provides a borrowing limit of $225 million, is unsecured and terminates in May 2009. The New Facility, as did the original Facility, permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. The Company also pays a commitment fee on the unused amount of the $225 million credit limit, which varies with the debt to EBITDA ratio. The New Facility includes various covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. The Company was in compliance with all financial covenants as of March 30, 2004.

Under the New Facility and giving pro-forma effect for the $99.3 million debt repayment from the proceeds of the convertible senior subordinated debt offering (See Note 9), the Company would have had $98.7 million of senior debt outstanding at March 30, 2004 and had approximately $40 million of available borrowing capacity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or “the Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW

In the first quarter of 2004 we achieved a broad-based increase in customer orders. This improvement in demand was seen in both of our operating segments, with total Company first quarter 2004 orders 10% higher than the first quarter a year ago and a 13% sequential improvement from 2003‘s fourth quarter. Our net sales of $163.1 million in 2004‘s first quarter represented a 6% increase from comparable 2003. Net income and earnings per share (“EPS”) increased to $6.9 million and $.27, respectively, both improving 13% from the first quarter of 2003. While our income from operations as a percent of net sales (“operating margin”) increased to 7.7% in the first quarter of 2004, higher prices of commodities important to our production, particularly copper, steel and aluminum, prevented even greater improvement in our operating margin. Costs of these raw materials for the balance of 2004 are uncertain; however, we believe price increases on our products which we either have instituted or plan to institute will offset the higher material costs over the remainder of 2004, assuming the current costs continue throughout 2004.

RESULTS OF OPERATIONS

Our net sales in the first quarter of 2004 were $163.1 million, 6.4% greater than net sales of $153.3 million in 2003‘s first quarter. Our broad-based increase in orders from our customers in both our Mechanical Group and Electrical Group resulted in our higher net sales. (See Note 6 to the accompanying financial statements for our business segment data.)

Gross profit of $38.2 million in the first quarter was 5.4% higher than $36.2 million in comparable 2003. However, as a percentage of sales gross profit decreased to 23.4% from 23.6% a year previously. The gross profit margin decrease was due primarily to higher raw material costs for copper, steel and aluminum and to costs associated with the consolidation of a significant portion of the production of one Mechanical Group plant into another plant in this Group. These cost factors more than offset the benefits to our gross profit margin of increased sales volume and improved manufacturing productivity.

Operating expenses of $25.7 million in the first quarter of 2004 were 3.7% higher than $24.7 million in comparable 2003. As a percentage of sales, however, operating expenses in the first quarter decreased to 15.7% this year from 16.1% last year. Our income from operations increased 8.9% to $12.5 million in 2004’s first quarter from $11.5 million in comparable 2003. Our increased sales and improvement in operating margin to 7.7% from 7.5% in last year’s first quarter accounted for the higher operating income. Electrical Group operating margin increased from 8.1% in the first quarter of 2003 to 8.4% in 2004’s first quarter, while the Mechanical Group operating margin decreased from 6.1% to 5.9% in the same quarter due to the impact of the production consolidation discussed in the previous paragraph.

Interest expense again decreased year to year, from $1.6 million in last year’s first quarter to $1.3 million this year. Reduction of our outstanding debt and lower interest rates paid by the Company resulted in the decrease. Our effective tax rate in the first quarter of 2004 was 36.0% as compared to 37.5% in the first quarter of 2003 and 36.2% for the full year 2003. Minority interest in income, net of tax, which is the minority partner’s interest in the net income of our two consolidated joint ventures in China, grew 93% in 2004 to $312,000 from $162,000 in 2003’s first quarter. This increased profit portion for the minority owners reflects the increased sales in China and higher profits of these joint ventures.

Our net income was $6.9 million in the first quarter, a 13.1% increase from $6.1 million a year ago. Our EPS was $.27 in 2004’s first quarter, a 12.5% increase above $.24 in comparable 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased 3.9% to $166.4 million at March 30, 2004 from $160.1 million at year-end 2003, while our current ratio declined to 2.7:1 from 3.1:1 at year-end 2003. This temporary decline in current ratio was due to the $12.5 million payable for the March 30, 2004 treasury stock purchase, which payable was paid on April 5, 2004 using part of the convertible senior subordinated debt proceeds received also on April 5, 2004 (see Note 9). The $6.3 million increase in working capital was due primarily to a $5.1 million increase in cash, an $11.1 million increase in accounts receivable, a $5.8 million inventory increase and a $5.0 million transfer, from fixed assets to other current assets, of the book value of a manufacturing facility closed in 2003 which we expect to be sold in the next 12 months. Partly offsetting the current asset increases were a $9.1 million increase in accounts payable and the $12.5 million payable for the treasury stock purchase. All but the transfer from fixed assets and the treasury stock purchase payable were due primarily to our increased sales and production during our first quarter of 2004.

Our cash flow from operations was $4.7 million in the first quarter, down from $6.4 million in comparable 2003. The decrease was due primarily to the increases in receivables and inventories. Capital spending was $3.4 million during the first quarter, accounting for the majority of the cash used in investing activities. At March 30, 2004, we had $1.9 million of outstanding commitments for future capital expenditures. Cash provided by financing activities was $4.5 million as our long-term debt increased $7.0 million during the first quarter and we paid shareholders $3.0 million in regular quarterly dividends.

Our outstanding debt increased from $195.8 million at December 31, 2003 to $202.8 million at March 30, 2004, with $198 million outstanding at quarter’s end under our $275 million unsecured revolving credit facility (the “Facility”) that expires December 31, 2005. During the first quarter of 2004, our banks agreed to amend the Facility to change the funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant to 3.75:1 for total debt and to 2.75:1 for senior debt to prepare for our planned issuance of convertible senior subordinated debt. Please see Note 10 to the accompanying financial statements for additional information on the Facility, which was amended and restated on May 5, 2004. Please also see Note 9 to the accompanying financial statements for information on our $115 million convertible senior subordinated debt offering, which closed on April 5, 2004. We believe we will be able to satisfy the financial ratios and tests specified in the amended and restated Facility, as discussed in Note 10, for the foreseeable future. We also believe that the combination of borrowing availability under the amended and restated Facility and our operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CONTINGENCIES

In March 2004, the Company received notice from the U.S. Environmental Protection Agency that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois. The Company had previously reached a settlement in 1999 with the U.S. Environmental Protection Agency regarding the same site. Management has just commenced assessing this claim and does not expect that a settlement, if any, will be material to the Company’s financial statements. As of March 30, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

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

Impairment of Long-Lived Assets
We review long-lived assets, which include property, plant and equipment, and other intangible assets with finite lives such as patents and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset in our accounting records may not be fully recoverable. Additionally, we evaluate the recoverability of goodwill and other intangible assets with indefinite lives at least annually, independent of specific events. We assess these assets for impairment based on estimated future cash flows from these assets, which estimates require us to make assumptions about future demand for the Company’s products and services, future market conditions, future growth rates and the discount rate, among others. Changes to these assumptions could result in an impairment charge in future periods.

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

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at March 30, 2004, there has been no material change to this information.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

b. Internal Control Over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 1-January 30	-0-	--	-0-	1,840,100
January 31-March 1	-0-	--	-0-	1,840,100
March 2-March 30	614,200	$20.35	614,200	1,225,900

Notes: These shares were repurchased on REGAL-BELOIT’s behalf on the London stock exchange by Bank of America Securities as part of the marketing of the Company’s private $100 million convertible senior subordinated debt offering on March 30, 2004. The repurchases were made under the 2,000,000 share stock repurchase program the Company announced on August 8, 2000. The program does not have an expiration date.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit Number	Exhibit Description

10.1	Fifth Amendment to the Credit Agreement, dated of February 9, 2004, among the Company, the financial institutions listed on the signature pages thereof, Bank of America, N.A., as Documentation and Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent [incorporated by reference to exhibit 4.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated March 29, 2004.]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On January 28, 2004, the Company filed a current report on Form 8-K containing the Company’s fourth quarter and year 2003 earnings news release.

On March 29, 2004, the Company filed a current report on Form 8-K containing the Fifth Amendment to the Company’s Credit Agreement with various banks.

On March 29, 2004, the Company filed a current report on Form 8-K containing the Company’s news release announcing its intent to privately place $100 million of convertible senior subordinated notes.

On March 31, 2004, the Company filed a current report on Form 8-K announcing that it had agreed with the initial purchasers to privately place $100 million (excluding the $15 million underwriters’ overallotment option) of its 2.75% convertible senior notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION (Registrant)

/S/ Kenneth F. Kaplan Kenneth F. Kaplan Vice President - Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

DATE: May 10 , 2004