Form 10-Q
period 2004-06-29
REGAL BELOIT CORP
filed 2004-08-09
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-7283

REGAL-BELOIT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin 39-0875718
(State or other jurisdiction of (IRS Employer Identification Number)	39-0875718
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

24,457,452 Shares, Common Stock, $.01 Par Value (as of July 30, 2004)

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended June 29, 2004

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6 – 8

Item 2 - Management’s Discussion and Analysis of Financial

Condition and Results of Operations

9 - 12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

12

Item 4 – Controls and Procedures

12

PART II - OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders	12

Item 6 – Exhibits and Reports on Form 8-K

13

Signature

13

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

PART I

FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Item I. Financial Statements
ASSETS
		(From Audited
	(Unaudited)	Statements)
	June 29, 2004	Dec. 31, 2003
Current Assets:
Cash and Cash Equivalents	$14,259	$9,100
Receivables, less reserves of $1,385 in 2004
and $1,432 in 2003	99,346	85,468
Inventories	138,329	131,121
Other Current Assets	20,165	11,738
Total Current Assets	272,099	237,427

Property, Plant and Equipment at Cost	357,441	361,736
Less - Accumulated Depreciation	(198,788)	(192,638)
Net Property, Plant and Equipment	158,653	169,098

Goodwill	311,216	311,216
Other Noncurrent Assets	22,229	16,704
Total Assets	$764,197	$734,445

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable	$ 41,696	$ 36,179
Federal and State Income Taxes Payable	8,918	7,546
Accrued Compensation and Employee Benefits	22,481	18,151
Other Current Liabilities	18,467	15,450
Total Current Liabilities	91,562	77,326

Long-Term Debt	214,509	195,677
Deferred Income Taxes	46,187	46,186
Other Noncurrent Liabilities	11,496	11,658
Minority Interest in Consolidated Subsidiaries	5,742	4,894

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 25,222,920 issued in 2004 and
25,191,656 issued in 2003	252	252
Additional Paid-In Capital	132,866	132,313
Less – Treasury Stock, at cost, 774,100 shares in 2004
and 159,900 shares in 2003	(15,228)	(2,729)
Retained Earnings	279,308	270,760
Accumulated Other Comprehensive Loss	(2,497)	(1,892)
Total Shareholders’ Investment	394,701	398,704
Total Liabilities and Shareholders’ Investment	$764,197	$734,445

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

Three Months Ended

Six Months Ended

	June 29, 2004	June 30, 2003	June 29, 2004	June 30, 2003
Net Sales	$ 177,652	$ 154,645	$ 340,736	$ 307,969

Cost of Sales	136,811	117,261	261,708	234,352

Gross Profit	40,841	37,384	79,028	73,617

Operating Expenses	26,667	25,042	52,322	49,770

Income From Operations	14,174	12,342	26,706	23,847

Interest Expense	1,509	1,719	2,836	3,295

Interest Income	29	6	32	42

Income Before Taxes & Minority Interest	12,694	10,629	23,902	20,594

Provision For Income Taxes	4,558	3,988	8,594	7,723

Income Before Minority Interest	8,136	6,641	15,308	12,871

Minority Interest in Income, Net of Tax	507	158	819	320

Net Income	$ 7,629	$ 6,483	$ 14,489	$ 12,551

Per Share of Common Stock:

Earnings Per Share	$ .31	$ .26	$ .59	$ .50

Earnings Per Share – Assuming Dilution	$ .31	$ .26	$ .58	$ .50

Cash Dividends Declared	$ .12	$ .12	$ .24	$ .24

Average Number of Shares Outstanding	24,450,391	25,031,250	24,744,342	25,028,200
Average Number of Shares Outstanding - Assuming Dilution	24,677,155	25,226,651	24,977,674	25,215,454

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)
	Six Months Ended
	June 29,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

	$ 14,489	$ 12,551

Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation, amortization and deferred income taxes

	11,031	11,080
Change in assets and liabilities:
Current assets	(24,332)	(7,551)
Current liabilities	15,123	4,205

Net cash provided by operating activities

	16,311	20,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,699)	(9,919)

Investment in joint venture

	--	(1,500)

Sale of property, plant and equipment

	1,169	114

Other, net

	(2,828)	2,753

Net cash used in investing activities

	(8,358)	(8,552)

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to long-term debt

	115,000	---

Repayment of long-term debt

	(96,024)	(3,590)

Repurchase of common stock

	(12,499)	---

Dividends paid to shareholders

	(6,011)	(6,006)

Stock issued under option plans

	553	146

Capitalized financing fees

	(3,801)	---

Net cash used in financing activities

	(2,782)	(9,450)

EFFECT OF EXCHANGE RATE ON CASH	(12)	77

Net increase in cash and cash equivalents	5,159	2,360

Cash and cash equivalents at beginning of period

	9,100	5,591

Cash and cash equivalents at end of period

	$ 14,259	$ 7,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:

Interest

	$ 2,234	$ 3,244

Income taxes

	$ 5,559	$ 2,678

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2004

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

2. FISCAL QUARTER END

In 2004, the Company changed to a fiscal monthly calendar based on 21 working days per fiscal month. A working day is defined as a weekday (as opposed to a weekend day) that is not a holiday where the Company’s plants and offices are closed. This fiscal calendar resulted in June 29, 2004 being the last day of the second fiscal quarter. In 2003, fiscal month ends were calendar months. December 31 will continue to be the year end for the Company. The second quarters of both 2004 and 2003 contained 63 work days.

3. INVENTORIES

Cost for approximately 80% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

June 29, 2004

December 31, 2003

Raw Material	12%	11%
Work-in Process	21%	20%
Finished Goods	67%	69%

4. COMPREHENSIVE INCOME

The Company's comprehensive income in the second quarter of 2004 was impacted by a $592,000 loss from cumulative translation adjustments and a $140,000 net loss from hedging activities, which were recorded to shareholders' investment. For the quarter ended June 29, 2004, the combined impact was a $732,000 loss resulting in net comprehensive income of $6.9 million for the quarter. The impact in the second quarter of 2003 was $1.9 million of income resulting in net comprehensive income of $8.4 million. The comprehensive income in the first 6 months of 2004 was impacted by a $615,000 loss from cumulative translation adjustments and $10,000 of net income from hedging activities, resulting in net comprehensive income of $13.9 million. In the first 6 months of 2003, income of $2.5 million from cumulative translation adjustments resulted in net comprehensive income of $15.1 million.

5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the second quarter and six months of 2004 and 2003:

(In Thousands of Dollars)
	Quarter Ending		Six Months Ending
	June 29, 2004	June 30, 2003	June 29, 2004	06/30/03
Beginning balance	$2,966	$3,175	$2,953	$3,431
Deduct: Payments	(1,104)	(1,416)	(2,220)	(2,818)
Add: Provision	1,161	1,266	2,290	2,412
Ending balance	$3,023	$3,025	$3,023	$3,025

6. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments: the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)
	Mechanical Group				Electrical Group
	Second Quarter		Six Months		Second Quarter		Six Months
	2004	2003	2004	2003	2004	2003	2004	2003
Net Sales	$51,142	$45,794	$98,040	$91,469	$126,510	$108,851	$242,696	$216,500
Income from Operations	$ 3,889	$ 3,782	$6,634	$6,555	$10,285	$ 8,560	$ 20,072	$ 17,292

Income from Operations as a % of Net Sales	7.6%	8.3%	6.8%	7.2%	8.1%	7.9%	8.3%	8.0%

Goodwill at end of period	$ 530	$ 530	$ 530	$ 530	$310,686	$312,735	$310,686	$312,735

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

7. STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the statements of income. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

(In Thousands of Dollars, Except Per Share Data)
	Second Quarter		Six Months
	2004	2003	2004	2003
Net Income:
As Reported	$7,629	$6,483	$14,489	$12,551
Pro-Forma	$7,432	$6,381	$14,170	$12,371
Earnings Per Share:
As Reported	$ .31	$ .26	$ .59	$ .50
Pro-Forma	$ .30	$ .25	$ .57	$ .49
Earnings Per Share – Assuming Dilution:
As Reported	$ .31	$ .26	$ .58	$ .50
Pro-Forma	$ .30	$ .25	$ .57	$ .49

8. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

(In Thousands of Dollars)
Second Quarter Ending Six Months Ending
	June 29,	June 30,	June 29,	June 30,
	2004	2003	2004	2003
Service cost	$ 366	$ 347	$ 731	$ 694
Interest cost	902	837	1,804	1,674
Expected return on plan assets	(1,073)	(1,179)	(2,147)	(2,358)
Amortization of prior service cost	25	16	50	32
Amortization of net loss	240	26	480	53
Net periodic benefit cost	$ 460	$ 47	$ 918	$ 95

In the second quarter of 2004, the Company made no contributions to defined benefit pension plans but has contributed $348,000 in the first 6 months of 2004. In the first half of 2003, the Company made no contributions to defined benefit pension plans. The Company expects to contribute another $683,000 over the balance of 2004, for a total of $1.0 million in 2004 contributions. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2003 Annual Report on Form 10-K.

9. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	Quarter Ending		Six Months Ending
	June 29, 2004	June 30, 2003	June 29, 2004	June 30, 2003
Denominator for basic EPS – weighted average shares	24,450	25,031	24,744	25,028
Employee stock options (treasury stock method)	227	196	234	187
Denominator for diluted EPS	24,677	25,227	24,978	25,215

10. CONVERTIBLE SENIOR SUBORDINATED DEBT

On April 5, 2004, the Company closed a convertible senior subordinated debt offering totaling $115 million. The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a Note if certain conditions are met after five years. The Company may not call the Notes for five years, and the Note holders may only put the Notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the Notes. After deducting fees and expenses of $3.2 million, the net proceeds recorded by the Company totaled $111.8 million. These net proceeds were used to repurchase 614,200 shares common stock totaling $12.5 million and to repay $99.3 million of long-term debt. This convertible senior subordinated debt will be treated, in accordance with generally accepted accounting principles in the United States, as debt in the financial statements of the Company and will not have an impact on earnings per share until certain conditions under which the notes may be converted are satisfied.

11. CONTINGENCIES

On June 4, 2004, an action was filed against one of the Company's subsidiaries, Marathon Electric Manufacturing Corporation ("Marathon"), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, "Enron Wind").  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corp. bankruptcy proceedings. In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of generators sold by Marathon to Enron Wind from 1997 to 1999. Enron Wind is seeking monetary damages, including consequential, incidental and punitive damages, and injunctive relief.  The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company's results of operations or financial condition, including the expenses the Company may incur to defend against the action.

In March 2004, the Company received notice from the U.S. Environmental Protection Agency that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois. The Company had previously reached a settlement in 1999 with the U.S. Environmental Protection Agency regarding the same site. Management is in the process of assessing this claim and does not expect that a settlement, if any, will be material to the Company’s financial statements. As of June 29, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or “the Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW

The second quarter of 2004, after nearly four years of weak economic demand in industrial capital goods markets, finally signaled a broad-based improvement in the Company’s markets. Orders received in the second quarter of 2004 increased 21% from the second quarter of 2003. Net sales in the second quarter increased 14.9% over comparable 2003 to a new quarterly record of $177.7 million. Net income and earnings per share (“EPS”) in the second quarter increased to $7.6 million and $.31, improving 18% and 19%, respectively, from comparable 2003. However, higher raw material costs, particularly of copper, steel and aluminum, have resulted in a decrease in our gross profit margin in 2004. While we have instituted two price increases during the first half of 2004 to help offset the impact of these cost increases, in the second quarter the cost increases exceeded the benefits of the price increases. We expect to reduce this gap in the second half of 2004, but the future costs of these raw materials are uncertain. Nonetheless, we expect that the recovering demand for our products coupled with productivity improvements and cost reductions will enable the Company to improve its profits again in the third quarter of 2004.

On April 5, 2004, we completed a $115 million convertible subordinated debt offering. Coupled with our amending and restating our revolving credit facility on May 5, 2004 to provide a $225 million unsecured revolving credit facility through May 2009, we believe we have strengthened our capital structure.

RESULTS OF OPERATIONS

Net sales of the Company were $177.7 million in the second quarter of 2004, the highest quarterly sales in our history and 14.9% greater than $154.6 million in the second quarter of 2003. For the six months ended June 29, 2004, net sales were $340.7 million, a 10.6% increase from $308.0 million in comparable 2003. A broad-based recovery in demand in our markets accounted for the large majority of our sales growth. The strong second quarter sales growth was supported by total Company orders up 21%, as both of our operating segments, the Electrical Group and the Mechanical Group, achieved double digit sales and order growth during the second quarter of 2004 from comparable 2003. (See Note 6 to the accompanying financial statements for our business segment data.)

Gross profit increased 9.2% to $40.8 million in the second quarter of 2004 from $37.4 million in comparable 2003, and was $79.0 million in the first half of 2004, 7.4% higher than the first half of 2003. Our gross profit margins of 23.0% of net sales in the second quarter and 23.2% in the first half of 2004, decreased from 24.2% and 23.9% in the comparable periods of 2003, respectively. These gross margin decreases were due primarily to higher raw material costs in the second quarter of 2004 for copper, steel and aluminum, which cost increases we expect to continue at least for the remainder of 2004, and to costs in the second quarter associated with plant consolidation activities. To help offset the increased raw material costs we increased our sales prices twice, once late in the first quarter of 2004, then again late in the second quarter. These price increases accounted for about 2 percentage points of the Company’s 15% second quarter sales increase from comparable 2003. As our late second quarter price increases become more effective in the second half of the year, we expect to reduce the gap between the cost increases and our price increases, as well as begin to see a ramping up of cost savings from our aforementioned plant consolidation activities.

Operating expenses of $26.7 million in the second quarter and $52.3 million in the first half of 2004, were 6.8% and 5.0% above the comparable periods of 2003. Operating expenses grew due to normal salary increases, higher health insurance costs, and increased sales commissions, but at a rate of growth considerably below our sales growth rates. As a percentage of net sales, operating expenses decreased to 15.0% in the second quarter and 15.4% in the first half of 2004 from 16.2% in both of 2003’s comparable periods.

The leveraging of our operating expenses enabled us to hold our second quarter and first half income from operations as a percentage of net sales (“operating margin”) at 8.0% and 7.8%, respectively, virtually unchanged from comparable 2003, despite the raw material cost increases that have reduced our gross profit margins in 2004. Income from operations increased 14.8% to $14.2 million in the second quarter of 2004 from $12.3 million in comparable 2003, while increasing 12.0% to $26.7 million from $23.8 million for the comparable first six months of each year.

Interest expense of $1.5 million in the second quarter and $2.8 million in the first half of 2004 reflected reductions of 12.2% and 13.9%, respectively. Reduced debt outstanding combined with lower interest rates paid by the Company accounted for the lower interest expense. Our effective tax rate for the second quarter of 2004 was 35.9%, virtually unchanged from 36.0% in the first quarter of 2004, but below the 37.5% in the comparable periods of 2003. Minority interest in income, net of tax, which is the minority partners’ interest in net income of our two consolidated joint ventures in China, more than tripled to $507,000 in 2004’s second quarter and increased 2.5 times to $819,000 for the first half of 2004 due primarily to increased sales in China.

Our net income was $7.6 million in the second quarter of 2004 and $14.5 million for the first half of 2004, increases of 17.7% and 15.4%, respectively, from net income of $6.5 million and $12.6 million in the comparable periods of 2003. Our earnings per share was $.31 for the second quarter and $.58 for the first half of 2004, as compared to $.26 and $.50 in the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $180.5 million at June 29, 2004, 8.5% higher than at March 30, 2004. Our current ratio also increased, to 3.0:1 at the end of the second quarter from 2.7:1 at the end of the first quarter of 2004. The increase in both the working capital and the current ratio was due to a combination of a $6.9 million increase in current assets and a $7.2 million decrease in current liabilities. The current liability reduction was due primarily to the $12.5 million settlement in April of the Company’s March 30, 2004 treasury stock purchase, partly offset by increases in other liabilities during the second quarter.

Our cash flow from operations was $11.6 million in the second quarter of 2004, below the $13.9 million in comparable 2003. For the first 6 months of 2004, our cash flow from operations was $16.3 million as compared to $20.3 million in 2003. The lower 2004 cash flow resulted primarily from additional working capital required by the increased sales volume of the Company. Capital spending was $3.3 million in the second quarter and was $6.7 million for the first half of 2004, accounting for the majority of cash used in investing activities. At June 29, 2004, we had $1.7 million of outstanding commitments for future capital expenditures. Cash used in financing activities was $7.2 million in the second quarter and $2.8 million in the first 6 months of 2004. The cash used in investing activities, in financing activities and for working capital needs resulted in our outstanding long-term debt increasing to $214.5 million at June 29, 2004 from $202.5 million at March 30, 2004.

On April 5, 2004, the Company closed a convertible senior subordinated debt offering totaling $115 million. The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a Note if certain conditions are met after five years. The Company may not call the Notes for five years, and the Note holders may only put the Notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the Notes. After deducting fees and expenses of $3.2 million, the net proceeds recorded by the Company totaled $111.8 million. These net proceeds were used to repurchase common stock totaling $12.5 million and to repay $99.3 million of long-term debt. Taking into account the current higher cost of the convertible subordinated debt in comparison to the variable rate debt from our bank credit facility, and the repurchase of 614,200 shares of the Company’s common stock on March 30, 2004, the impact on earnings per share in 2004 is projected to be neutral.

On May 5, 2004, the Company and certain of its lending banks amended and restated the existing $275 million Credit Agreement. The amended and restated revolving loan Credit Agreement (the “New Facility”) provides a borrowing limit of $225 million, is unsecured and terminates in May 2009. The New Facility, as did the original Facility, permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. The Company also pays a commitment fee on the unused amount of the $225 million credit limit, which varies with the debt to EBITDA ratio. The New Facility includes various covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. The Company was in compliance with all financial covenants as of June 29, 2004.

Under our New Facility, we had $95 million of debt outstanding at June 29, 2004. Based on debt limitations created by a financial covenant of the New Facility, the Company had about $47 million of available borrowing capacity. We believe we will be able to satisfy the financial ratios and tests in the New Facility for the foreseeable future. We also believe that the combination of borrowing availability under the New Facility and our operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CONTINGENCIES

On June 4, 2004, an action was filed against one of the Company's subsidiaries, Marathon Electric Manufacturing Corporation ("Marathon"), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, "Enron Wind").  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corp. bankruptcy proceedings. In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of generators sold by Marathon to Enron Wind from 1997 to 1999. Enron Wind is seeking monetary damages, including consequential, incidental and punitive damages, and injunctive relief.  The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company's results of operations or financial condition, including the expenses the Company may incur to defend against the action.

In March 2004, the Company received notice from the U.S. Environmental Protection Agency that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois. The Company had previously reached a settlement in 1999 with the U.S. Environmental Protection Agency regarding the same site. Management is in the process of assessing this claim and does not expect that a settlement, if any, will be material to the Company’s financial statements. As of June 29, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

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

Excess and Obsolete Inventory Reserves

Our systems track the frequency of usage of inventory by part number and reports are generated monthly. Based on these analyses of historical usage and management’s evaluation of future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded and changed. Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping or other means, and the reserves appropriately reduced.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on Page 15 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at June 29, 2004, there has been no material change to this information.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of Shareholders of REGAL-BELOIT Corporation was held on April 22, 2004.

b) The terms of Directors Frank E. Bauchiero, J. Reed Coleman, Stephen N. Graff, Henry W. Knueppel, and James L. Packard were continued.

c) Matters voted on at the Annual Meeting and the results of each vote were as follows:

1. Elect three Class B Directors for a term of three years.

Name	For	Withheld
Christopher L. Doerr	23,051,541	632,240
G. Frederick Kasten, Jr.	23,107,747	576,034
John A. McKay	23,047,732	636,049

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number	Exhibit Description
4.1

Indenture, dated April 5, 2004, between REGAL-BELOIT Corporation and U.S. Bank National Association, as Trustee [Incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement filed on June 21, 2004] [file number 333-116706].

4.2	Form of 2.75% Convertible Senior Subordinated Note due 2024 [Incorporated by reference to Exhibit 4.4 to Form S-3 Registration Statement filed on June 21, 2004] [file number 333-116706].

4.3

Registration Rights Agreement, dated April 5, 2004, among REGAL-BELOIT Corporation, Banc of America Securities LLC, Deutsche Bank Securities, Inc., Wachovia Capital Markets, LLC and Robert W. Baird & Co. Incorporated [Incorporated by reference to Exhibit 4.5 to Form S-3 Registration Statement filed on June 21, 2004] [file number 333-116706].

10.1

Amended and Restated Credit Agreement, dated as of May 5, 2004, among REGAL-BELOIT Corporation, various financial institutions, M&I Marshall & Ilsley Bank as Administrative Agent and Swing Line Bank, and Bank of America, N.A. as Syndication Agent, filed herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K
1) On April 21, 2004, the Company filed a current report on Form 8-K containing the Company’s first quarter 2004 earnings news release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ David A. Barta
David A. Barta
Vice President - Chief Financial Officer
(Principal Accounting and Financial Officer)

DATE: August 9, 2004

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

Date: August 9, 2004

/s/ James L. Packard

James L. Packard

Chief Executive Officer and Chairman of the Board

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a)

Under the Securities and Exchange Act of 1934

I, David A. Barta, certify that:

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

Date: August 9, 2004

/s/ David A. Barta

David A. Barta

Vice President - Chief Financial Officer

Exhibit 32

CERTIFICATIONS of the Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of REGAL-BELOIT Corporation (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 29, 2004 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James L. Packard

James L. Packard

Chairman and Chief Executive Officer

/s/ David A. Barta

David A. Barta

Vice President - Chief Financial Officer

Date: August 9, 2004

Exhibit 10.1

AMENDED AND RESTATED CREDIT AGREEMENT

dated as of May 5, 2004

among

REGAL-BELOIT CORPORATION,

VARIOUS FINANCIAL INSTITUTIONS,

M&I MARSHALL & ILSLEY BANK,

as Administrative Agent and Swing Line Bank,

WACHOVIA BANK, N.A.,

U.S. Bank National Association

and

Harris Trust and Savings Bank,

as Co-Documentation Agents,

and

BANK OF AMERICA, N.A.,

as Syndication Agent

BANC OF AMERICA SECURITIES LLC,

Lead Arranger and Book Manager

SECTION 1
DEFINITIONS

1.1 Definitions 1

1.2 Other Interpretive Provisions 12

SECTION 2
COMMITMENTS OF THE BANKS; BORROWING AND CONVERSION PROCEDURES; LETTER OF CREDIT PROCEDURES; SWING LINE LOANS

2.1 Commitments 12

2.1.1 Revolving Loans 12

2.2 Loan Procedures 13

2.2.1 Various Types of Loans 13

2.2.2 Borrowing Procedures 13

2.2.3 Conversion and Continuation Procedures 14

2.3 Letter of Credit Procedures. 14

2.3.1 Issuance Procedures 14

2.3.2 Participations in Letters of Credit 15

2.3.3 Reimbursement Obligations 16

2.3.4 Limitation on Obligations of Issuing Banks 16

2.3.5 Funding by Banks to Issuing Banks 16

2.3.6 Repayment of Participations 17

2.3.7 Participation Obligations Unconditional 17

2.4 Swing Line Loans 17

2.4.1 Swing Line Loans 17

2.4.2 Swing Line Loan Procedures 17

2.4.3 Refunding of, or Funding of Participations in, Swing Line Loans 18

2.4.4 Repayment of Participations 18

2.4.5 Participation Obligations Unconditional 19

2.5 Commitments Several 19

2.6 Certain Conditions 19

SECTION 3
NOTES EVIDENCING LOANS

3.1 Notes 19

3.2 Recordkeeping 19

SECTION 4
INTEREST

4.1 Interest Rates 20

4.1.1 Interest Rates for Revolving Loans 20

4.1.2 Interest Rates on Swing Line Loans 20

4.2 Interest Payment Dates 20

4.3 Setting and Notice of Eurodollar Rates 20

4.4 Computation of Interest 21

SECTION 5
FEES

5.1 Non-Use Fee 21

5.2 Letter of Credit Fees 21

5.3 Up-Front and Funding Fees 21

5.4 Agents’ and Lead Arranger’s Fees 22

SECTION 6
CHANGES IN COMMITMENT AMOUNT; PREPAYMENTS

6.1 Changes in Commitment Amount 22

6.1.1 Voluntary Reduction or Termination of the Commitments 22

6.1.2 Optional Increase in Commitment Amount 22

6.2 Prepayments 23

SECTION 7
MAKING AND PRORATION OF PAYMENTS; SETOFF; TAXES

7.1 Making of Payments 23

7.2 Application of Certain Payments 23

7.3 Due Date Extension 23

7.4 Failure to Make Payments 23

7.5 Setoff 24

7.6 Proration of Payments 24

7.7 Taxes 24

SECTION 8
INCREASED COSTS; SPECIAL PROVISIONS FOR EURODOLLAR LOANS

8.1 Increased Costs 26

8.2 Inability to Determine Rates, etc 27

8.3 Changes in Law Rendering Eurodollar Loans Unlawful 27

8.4 Funding Losses 28

8.5 Right of Banks to Fund through Other Offices 28

8.6 Discretion of Banks as to Manner of Funding 28

8.7 Mitigation of Circumstances; Replacement of Affected Bank 28

8.8 Conclusiveness of Statements; Survival of Provisions 29

SECTION 9
REPRESENTATIONS AND WARRANTIES

9.1 Organization, etc 29

9.2 Authorization; No Conflict 29

9.3 Validity and Binding Nature 30

9.4 Financial Condition 30

9.5 No Material Adverse Change 30

9.6 Litigation and Contingent Liabilities 30

9.7 Ownership of Properties; Liens 30

9.8 Subsidiaries 30

9.9 Pension Plans 31

9.10 Investment Company Act 31

9.11 Public Utility Holding Company Act 31

9.12 Regulation U 31

9.13 Taxes 31

9.14 Solvency, etc 31

9.15 Environmental Matters 32

9.16 Information 32

9.17 Compliance with Laws 32

9.18 No Default 32

SECTION 10
COVENANTS

10.1 Reports, Certificates and Other Information 33

10.1.1 Audit Report 33

10.1.2 Quarterly Reports 33

10.1.3 Certificates 33

10.1.4 Reports to SEC and to Shareholders 33

10.1.5 Notice of Default, Litigation and ERISA Matters 33

10.1.6 Subsidiaries 34

10.1.7 Management Reports 34

10.1.8 Other Information 34

10.2 Books, Records and Inspections 34

10.3 Insurance 35

10.4 Compliance with Laws; Payment of Taxes 35

10.5 Maintenance of Existence, etc 35

10.6 Financial Covenants 35

10.6.1 Minimum Net Worth 35

10.6.2 Funded Debt to EBITDA Ratio 35

10.6.3 Interest Coverage Ratio 36

10.6.4 Senior Funded Debt to EBITDA Ratio 36

10.7 Limitations on Debt 36

10.8 Liens 37

10.9 Mergers, Consolidations, Sales 38

10.10 Use of Proceeds 38

10.11 Further Assurances 38

10.12 Transactions with Affiliates 38

10.13 Employee Benefit Plans 39

10.14 Environmental Laws 39

10.15 Unconditional Purchase Obligations 39

10.16 Inconsistent Agreements 39

10.17 Business Activities 39

10.18 Advances and Other Investments 39

10.19 Margin Stock 40

10.20 Non-Guarantor Subsidiaries 40

SECTION 11
EFFECTIVENESS; CONDITIONS OF LENDING, ETC

11.1 Effectiveness 40

11.1.1 Notes 40

11.1.2 Resolutions 40

11.1.3 Consents, etc 41

11.1.4 Incumbency and Signature Certificates 41

11.1.5 Guaranty 41

11.1.6 Opinion of Counsel for the Company and the Guarantors 41

11.1.7 Other 41

11.2 Conditions to All Credit Extensions of Credit 41

11.2.1 Compliance with Warranties, No Default, etc 41

11.3 Confirmatory Certificate 42

SECTION 12
EVENTS OF DEFAULT AND THEIR EFFECT

12.1 Events of Default 42

12.1.1 Non-Payment of the Loans, etc 42

12.1.2 Non-Payment of Other Debt 42

12.1.3 Other Material Obligations 42

12.1.4 Bankruptcy, Insolvency, etc 42

12.1.5 Non-Compliance with Provisions of this Agreement 43

12.1.6 Representations and Warranties 43

12.1.7 Pension Plans 43

12.1.8 Judgments 43

12.1.9 Invalidity of Guaranty 43

12.1.10 Change in Control 44

12.2 Effect of Event of Default 44

SECTION 13
THE AGENTS

13.1 Appointment and Authorization 44

13.2 Delegation of Duties 45

13.3 Liability of Agents 45

13.4 Reliance by Agents 46

13.5 Notice of Default 46

13.6 Credit Decision 47

13.7 Indemnification 47

13.8 Agents in Individual Capacity 48

13.9 Resignation of Agents 48

13.10 Withholding Tax 49

13.11 Guaranty Matters 50

13.12 Funding Reliance 50

13.13 Administrative Agent May File Proofs of Claim 51

13.14 Other Agents 52

SECTION 14
GENERAL

14.1 Waiver; Amendments 52

14.2 Counterparts 52

14.3 Notices 52

14.4 Computations 53

14.5 Regulation U 53

14.6 Costs, Expenses and Taxes 53

14.7 Captions 54

14.8 Successors and Assigns 54

14.9 Assignments; Participations 54

14.9.1 Assignments 54

14.9.2 Participations 55

14.10 Payments Set Aside 55

14.11 Governing Law 56

14.12 Indemnification by the Company 56

14.13 Forum Selection and Consent to Jurisdiction 57

14.14 Waiver of Jury Trial 57

14.15 Restatement of Existing Credit Facility 57

SCHEDULES

SCHEDULE 1.1 Pricing Schedule

SCHEDULE 2.1 Commitments and Percentages

SCHEDULE 2.3.1(a) Existing Letters of Credit

SCHEDULE 9.6 Litigation and Contingent Liabilities

SCHEDULE 9.8 Subsidiaries

SCHEDULE 9.15 Environmental Matters

SCHEDULE 10.7 Existing Debt

SCHEDULE 10.8 Existing Liens

SCHEDULE 14.3 Addresses for Notices

EXHIBITS

EXHIBIT A Form of Note (Section 3.1)

EXHIBIT B Form of Compliance Certificate (Section 10.1.3)

EXHIBIT C Form of Guaranty (Section 1)

EXHIBIT D Form of Assignment Agreement (Section 14.9)

EXHIBIT E Form of Request for Increase in Commitment

Amount (Section 6.1.3)

amended and restated CREDIT AGREEMENT

This AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 5, 2004 (this “Agreement”) is entered into among REGAL-BELOIT CORPORATION, a Wisconsin corporation (the “Company”), various financial institutions (together with their respective successors and assigns, the “Banks”), BANK OF AMERICA, N.A. (in its individual capacity, “Bank of America”), as syndication agent, and M&I MARSHALL & ILSLEY BANK (in its individual capacity, “M&I”), as administrative agent.

WHEREAS, the Company, various financial institutions, Bank of America, as documentation and syndication agent, and M&I, as administrative agent, have entered into a Credit Agreement dated as of September 28, 2000 (as amended, the “Existing Credit Facility”); and

WHEREAS, the parties desire to amend and restate the Existing Credit Facility on the terms and conditions set forth herein;

NOW, THEREFORE, the parties hereto agree as follows:

SECTION 1DEFINITIONS.

1.1Definitions. When used herein the following terms shall have the following meanings:

Acquisition means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of all or substantially all of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interests, membership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Company or the Subsidiary is the surviving entity.

Administrative Agent means M&I in its capacity as administrative agent for the Banks hereunder and any successor thereto in such capacity.

Affected Bank means any Bank that has given notice to the Company (which has not been rescinded) of (i) any obligation by the Company to pay any amount pursuant to Section 7.7 or 8.1 or (ii) the occurrence of any circumstances of the nature described in Section 8.2 or 8.3.

Affiliate of any Person means (i) any other Person which, directly or indirectly, controls or is controlled by or is under common control with such Person and (ii) any officer or director of such Person.

Agent-Related Persons means the Administrative Agent and any successor administrative agent arising under Section 13.9, the Syndication Agent, the respective Affiliates of the foregoing, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

Agent means each of the Administrative Agent and the Syndication Agent.

Agreement - see the Preamble.

Assignee - see Section 14.9.1.

Assignment Agreement - see Section 14.9.1.

Bank - see the Preamble. References to the “Banks” shall include the Issuing Banks and the Swing Line Bank; for purposes of clarification only, to the extent that M&I, Bank of America or any successor Issuing Bank or Swing Line Bank may have rights or obligations in addition to those of the other Banks due to its status as an Issuing Bank or the Swing Line Bank, its status as such will be specifically referenced.

Bank of America - see the Preamble.

Base Rate means at any time the greater of (a) the Federal Funds Rate plus 0.5% and (b) the Prime Rate.

Base Rate Loan means any Loan which bears interest at or by reference to the Base Rate.

Base Rate Margin - see Schedule 1.1.

Business Day means any day other than a Saturday, Sunday or other day on which commercial banks are authorized or required to be closed in Milwaukee, Wisconsin or Chicago, Illinois and, if such day relates to a Eurodollar Loan, means any such day on which dealings in Dollar deposits are carried on in the interbank eurodollar market.

Capital Lease means, with respect to any Person, any lease of (or other agreement conveying the right to use) any real or personal property by such Person that, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of such Person.

Cash Equivalent Investment means, at any time, (a) any evidence of Debt, maturing not more than one year after such time, issued or guaranteed by the United States Government or any agency thereof, (b) commercial paper, maturing not more than one year from the date of issue, or corporate demand notes, in each case (unless issued by a Bank or its holding company) rated at least A-l by Standard & Poor’s Ratings Group or P-l by Moody’s Investors Service, Inc., (c) any certificate of deposit (or time deposits represented by such certificates of deposit) or bankers acceptance, maturing not more than one year after such time, or overnight Federal Funds transactions that are issued or sold by a commercial banking institution that is a member of the Federal Reserve System and has a combined capital and surplus and undivided profits of not less than $500,000,000, (d) any repurchase agreement entered into with any Bank (or other commercial banking institution of the stature referred to in clause (c)) which (i) is secured by a fully perfected security interest in any obligation of the type described in any of clauses (a) through (c) and (ii) has a market value at the time such repurchase agreement is entered into of not less than 100% of the repurchase obligation of such Bank (or other commercial banking institution) thereunder and (e) investments in short-term asset management accounts offered by any Bank for the purpose of investing in loans to any corporation (other than the Company or an Affiliate of the Company), state or municipality, in each case organized under the laws of any state of the United States or of the District of Columbia.

Code means the Internal Revenue Code of 1986.

Commitment means, as to any Bank, such Bank’s commitment to make Revolving Loans, to participate in Swing Line Loans and to issue or participate in Letters of Credit under this Agreement. The amount of the Commitment of each Bank as in effect on the date of this Agreement is set forth opposite such Bank’s name on Schedule 2.1.

Commitment Amount means $225,000,000, as such amount may be reduced or increased from time to time pursuant to Section 6 or 12.

Company - see the Preamble.

Computation Period means each period of four consecutive Fiscal Quarters ending on the last day of a Fiscal Quarter.

Consolidated Net Income means, with respect to the Company and its Subsidiaries for any period, the consolidated net income (or loss) of the Company and its Subsidiaries for such period, excluding any extraordinary gains during such period.

Controlled Group means all members of a controlled group of corporations and all members of a controlled group of trades or businesses (whether or not incorporated) under common control which, together with the Company, are treated as a single employer under Section 414 of the Code or Section 4001 of ERISA.

Credit Extension means the making of any Loan or the issuance of any Letter of Credit.

Debt of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, whether or not evidenced by bonds, debentures, notes or similar instruments, (b) all obligations of such Person as lessee under Capital Leases which have been or should be recorded as liabilities on a balance sheet of such Person, (c) all obligations of such Person to pay the deferred purchase price of property or services (excluding trade accounts payable in the ordinary course of business), (d) all indebtedness secured by a Lien on the property of such Person, whether or not such indebtedness shall have been assumed by such Person (it being understood that if such Person has not assumed or otherwise become personally liable for any such indebtedness, the amount of the Debt of such Person in connection therewith shall be limited to the lesser of the face amount of such indebtedness or the fair market value of all property of such Person securing such indebtedness), (e) all obligations, contingent or otherwise, with respect to the face amount of all letters of credit (whether or not drawn) and banker’s acceptances issued for the account of such Person (including the Letters of Credit), (f) all Hedging Obligations of such Person, (g) all Suretyship Liabilities of such Person, (h) all Synthetic Lease Obligations of such Person and (i) all Debt of any partnership in which such Person is a general partner.

Debt to be Repaid means any Debt so designated on Schedule 10.7.

Defaulting Bank means any Bank that (a) has failed to fund any Revolving Loan or any participation in a Letter of Credit or a Swing Line Loans required to be funded by it hereunder within one Business Day of the date required to be so funded, (b) has otherwise failed to pay to the Administrative Agent or any other Bank any amount required to be paid by it hereunder within one Business Day of the date when due, unless the subject of a good faith dispute, or (c) has been deemed insolvent or become the subject of a bankruptcy or insolvency proceeding.

Dollar and the sign “$” mean lawful money of the United States of America.

EBIT means, for any period, Consolidated Net Income for such period plus, to the extent deducted in determining such Consolidated Net Income, Interest Expense and income tax expense.

EBITDA means, for any period, Consolidated Net Income for such period plus, to the extent deducted in determining such Consolidated Net Income, Interest Expense, income tax expense, depreciation and amortization for such period.

Effective Date - see Section 11.1.

Environmental Claims means all claims, however asserted, by any governmental, regulatory or judicial authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release of Hazardous Substances or injury to the environment.

Environmental Laws means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed and enforceable duties, licenses, authorizations and permits of, and agreements with, any governmental authority, in each case relating to environmental matters.

ERISA means the Employee Retirement Income Security Act of 1974.

Eurocurrency Reserve Percentage means, with respect to any Eurodollar Loan for any Interest Period, a percentage (expressed as a decimal) equal to the daily average during such Interest Period of the percentage in effect on each day of such Interest Period, as prescribed by the FRB, for determining the aggregate maximum reserve requirements applicable to “Eurocurrency Liabilities” pursuant to Regulation D or any other then applicable regulation of the FRB which prescribes reserve requirements applicable to “Eurocurrency Liabilities” as presently defined in Regulation D.

Eurodollar Loan means any Loan which bears interest at a rate determined by reference to the Eurodollar Rate (Reserve Adjusted).

Eurodollar Margin - see Schedule 1.1.

Eurodollar Office means with respect to any Bank the office or offices of such Bank which shall be making or maintaining the Eurodollar Loans of such Bank hereunder or, if applicable, such other office or offices through which such Bank determines the Eurodollar Rate. A Eurodollar Office of any Bank may be, at the option of such Bank, either a domestic or foreign office.

Eurodollar Rate means, with respect to any Eurodollar Loan for any Interest Period, (a) the BBAM Libor rate per annum for a period equal or comparable to such Interest Period appearing on Bloomberg as of 10:00 A.M. two Business Days prior to the beginning of such Interest Period (it being understood that if two or more such rates appear on Bloomberg, the rate shall be the arithmetic mean of such rates, rounded upward, if necessary, to an integral multiple of 1/10,000th of 1%); or (b) if the rate described in clause (a) is not available, the rate per annum at which Dollar deposits in immediately available funds are offered to the Eurodollar Office of M&I two Business Days prior to the beginning of such Interest Period by major banks in the interbank eurodollar market as at or about 10:00 A.M. for delivery on the first day of such Interest Period, for a period equal or comparable to such Interest Period and in an amount equal or comparable to the amount of the Eurodollar Loan of M&I for such Interest Period.

Eurodollar Rate (Reserve Adjusted) means, with respect to any Eurodollar Loan for any Interest Period, a rate per annum (rounded upward, if necessary, to an integral multiple of 1/10,000th of 1%) determined pursuant to the following formula:

Eurodollar Rate (Reserve Adjusted) = Eurodollar Rate
1- Eurocurrency Reserve Percentage

Event of Default means any of the events described in Section 12.1.

Executive Officer means the chief financial officer, the chief executive officer, the president or any vice president of the Company.

Exemption Representation - see Section 7.7.

Existing Credit Facility - see the Recitals.

Existing Letter of Credit means each Letter of Credit listed on Schedule 2.3.1(a).

Federal Funds Rate means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor publication, “H.15(519)”) on the preceding Business Day opposite the caption “Federal Funds (Effective)”; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Administrative Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Administrative Agent.

Fiscal Quarter means a fiscal quarter of a Fiscal Year.

Fiscal Year means the fiscal year of the Company and its Subsidiaries, which period shall be the 12-month period ending on December 31 of each year. References to a Fiscal Year with a number corresponding to any calendar year (e.g., “Fiscal Year 2004”) refer to the Fiscal Year ending on December 31 of such calendar year.

Foreign Subsidiary means each Subsidiary of the Company which is organized under the laws of any jurisdiction other than, and which is conducting the majority of its business outside of, the United States or any state thereof.

FRB means the Board of Governors of the Federal Reserve System or any successor thereto.

Funded Debt means all Debt of the Company and its Subsidiaries, excluding (i) contingent obligations in respect of undrawn letters of credit and Suretyship Liabilities (except, in each case, to the extent constituting Suretyship Liabilities in respect of Debt of a Person other than the Company or any Subsidiary), (ii) Hedging Obligations and (iii) Debt of the Company to Subsidiaries and Debt of Subsidiaries to the Company or to other Subsidiaries.

Funded Debt to EBITDA Ratio means, for any Computation Period, the ratio of (i) Funded Debt as of the last day of such Computation Period to (ii) EBITDA for such Computation Period.

GAAP means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the date of determination.

Group - see Section 2.2.1.

Guarantor means, at any time, Leeson Electric Corporation, Hub City, Inc., Marathon Electric Manufacturing Corporation and each other Subsidiary that has executed a counterpart of the Guaranty at or prior to such time (or is required to execute a counterpart of the Guaranty at such time), excluding any such Person which has been released from its obligations under the Guaranty in accordance with the terms hereof.

Guaranty means the guaranty substantially in the form of Exhibit C issued by the Guarantors.

Hazardous Substances means any hazardous waste, as defined by 42 U.S.C. §6903(5), any hazardous substance as defined by 42 U.S.C. §9601(14), any pollutant or contaminant as defined by 42 U.S.C. §9601(33) or any toxic substance, oil or hazardous material or other chemical or substance regulated by any Environmental Law, excluding household hazardous waste.

Hedging Obligations means, with respect to any Person, all liabilities of such Person under interest rate, currency and commodity swap agreements, cap agreements and collar agreements, and all other agreements or arrangements designed to protect such Person against fluctuations in interest rates, currency exchange rates or commodity prices.

Immaterial Law means any provision of any Environmental Law the violation of which will not (a) violate any judgment, decree or order which is binding upon the Company or any Subsidiary, (b) result in or threaten any injury to public health or the environment or any material damage to the property of any Person or (c) result in any liability or expense (other than any de minimis liability or expense) for the Company or any Subsidiary; provided that no provision of any Environmental Law shall be an Immaterial Law if the Administrative Agent has notified the Company that the Required Banks have determined in good faith that such provision is material.

Interest Coverage Ratio means, for any Computation Period, the ratio of (a) EBIT for such Computation Period to (b) Interest Expense for such Computation Period.

Interest Expense means, for any Computation Period, the consolidated interest expense of the Company and its Subsidiaries for such Computation Period (including all imputed interest on Capital Leases and Synthetic Leases).

Interest Period means, as to any Eurodollar Loan, the period commencing on the date such Loan is borrowed or continued as, or converted into, a Eurodollar Loan and ending on the date one, two, three or six months thereafter (or, during the first thirty days following the Effective Date, such lesser period of time thereafter) as selected by the Company pursuant to Section 2.2.2 or 2.2.3; provided that:

(i)if any Interest Period would otherwise end on a day that is not a Business Day, such Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

(ii)any Interest Period (other than an Interest Period with a duration of less than one month) that begins on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period shall end on the last Business Day of the calendar month at the end of such Interest Period; and

(iii)the Company may not select any Interest Period which would extend beyond the scheduled Termination Date.

Investment means, relative to any Person, (a) any loan or advance made by such Person to any other Person, (b) any Suretyship Liability of such Person and (c) any ownership or similar interest held by such Person in any other Person.

Issuing Bank means each of M&I and Bank of America in its capacity as an issuer of Letters of Credit hereunder and any other Bank which, with the written consent of the Company and the Agents, is the issuer of one or more Letters of Credit.

L/C Application means, with respect to any request for the issuance of a Letter of Credit, a letter of credit application in the form being used by the applicable Issuing Bank at the time of such request for the type of letter of credit requested; provided that to the extent any such letter of credit application is inconsistent with any provision of this Agreement, the applicable provision of this Agreement shall control.

LC Fee Rate - see Schedule 1.1.

Lead Arranger means Banc of America Securities LLC in its capacity as the sole and exclusive arranger of, and book manager for, the facilities hereunder.

Letter of Credit means any Existing Letter of Credit and any standby Letter of Credit issued by an Issuing Bank pursuant to Section 2.1.2 and 2.3.

Lien means, with respect to any Person, any interest granted by such Person in any real or personal property, asset or other right owned or being purchased or acquired by such Person which secures payment or performance of any obligation and shall include any mortgage, lien, encumbrance, charge or other security interest of any kind, whether arising by contract, as a matter of law, by judicial process or otherwise.

Loan means a Revolving Loan or a Swing Line Loan.

Loan Document means this Agreement, the Notes, the Guaranty and the LC Applications.

M&I - see the Preamble.

Margin Stock means any “margin stock” as defined in Regulation U of the FRB.

Material Adverse Effect means (a) a material adverse change in, or a material adverse effect upon, the business, assets, liabilities (actual or contingent), operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole or (b) a material adverse effect upon the legality, validity, binding effect or enforceability against the Company or any Guarantor of any Loan Document.

Multiemployer Pension Plan means a multiemployer plan, as such term is defined in Section 4001(a)(3) of ERISA, and to which the Company or any member of the Controlled Group may have any liability.

Net Cash Proceeds means:

(a) with respect to any sale of assets, the aggregate cash proceeds (including cash proceeds received by way of deferred payment of principal pursuant to a note, installment receivable or otherwise, but only as and when received) received by the Company or any Subsidiary pursuant to such sale, net of (i) the direct costs relating to such sale (including sales commissions and legal, accounting and investment banking fees), (ii) taxes paid or reasonably estimated by the Company to be payable as a result thereof (after taking into account any available tax credits or deductions and any tax sharing arrangements), (iii) amounts required to be applied to the repayment of any Debt secured by a Lien on the asset subject to such sale, (iv) any portion of such cash proceeds which the Company specifies in writing to the Agents will be used within 180 days to purchase assets which will replace the assets sold in such sale or to complete a Permitted Acquisition (it being understood that any such cash proceeds not so used within such 180-day period shall become Net Cash Proceeds on the last day of such period) and (v) any portion of such cash proceeds which are used by the Company or a Subsidiary to retire Debt (including Loans) incurred to consummate a Permitted Acquisition during the 90 days preceding receipt of such Net Cash Proceeds; and

(b) with respect to any issuance of equity securities, the aggregate cash proceeds received by the Company or any Subsidiary pursuant to such issuance, net of the direct costs relating to such issuance (including sales and underwriter’s discounts and commissions and legal, accounting and investment banking fees).

Net Worth means the Company’s consolidated stockholders’ equity.

Non-Use Fee Rate - see Schedule 1.1.

Note - see Section 3.1.

Participant - see Section 14.9.2.

PBGC means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

Pension Plan means a “pension plan”, as such term is defined in Section 3(2) of ERISA, which is subject to Title IV of ERISA (other than a Multiemployer Pension Plan), and to which the Company or any member of the Controlled Group may have any liability, including any liability by reason of having been a substantial employer within the meaning of Section 4063 of ERISA at any time during the preceding five years, or by reason of being deemed to be a contributing sponsor under Section 4069 of ERISA.

Percentage means, as to any Bank, the percentage which (a) the Commitment of such Bank (or, after termination of the Commitments, the principal amount of such Bank’s Revolving Loans plus the participation interest of such Bank in the outstanding Swing Line Loans and in the Stated Amount of all Letters of Credit) is of (b) the aggregate amount of the Commitments (or after termination of the Commitments, the aggregate principal amount of all Revolving Loans and Swing Line Loans and the Stated Amount of all Letters of Credit); provided that, if and so long as any Bank fails to fund its participation in any Letter of Credit or Swing Line Loan when required by Section 2.3.5 or 2.4.3, such Bank’s Percentage shall be deemed for purposes of this definition to be reduced to the extent of the defaulted amount and the Percentage of the applicable Issuing Bank or the Swing Line Bank, as applicable, shall be deemed for purposes of this definition to be increased to such extent. The Percentage of each Bank as in effect on the date of this Agreement is set forth opposite such Bank’s name on Schedule 2.1.

Permitted Acquisition means any Acquisition by the Company or a Subsidiary which satisfies each of the following requirements: (i) no Event of Default or Unmatured Event of Default has occurred and is continuing at the time of, or will result from, such Acquisition; (ii) the Person to be acquired is in, or the assets to be acquired are for use in, the same or a similar line of business as the Company and its Subsidiaries or a reasonable extension thereof; (iii) if the aggregate consideration to be paid by the Company and its Subsidiaries in connection with such Acquisition (including Debt assumed, but excluding capital stock of the Company) exceeds $25,000,000, the Company shall have delivered to the Agents a certificate demonstrating that, after giving effect to such Acquisition, the Company will be in pro forma compliance with the covenants in Section 10.6; (iv) in the case of the Acquisition of a Person, the Board of Directors (or equivalent governing body) of the Person being acquired shall have approved such Acquisition; and (v) after giving effect to such Acquisition, the Commitment Amount shall exceed the Total Outstandings by not less than $10,000,000.

Person means any natural person, corporation, partnership, trust, limited liability company, association, governmental authority or unit, or other entity, whether acting in an individual, fiduciary or other capacity.

Prime Rate means, for any day, the rate of interest in effect for such day as publicly announced from time to time by M&I as its “prime rate”. (The “prime rate” is a rate set by M&I based upon various factors, including M&I’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above or below such announced rate.) Any change in the “prime rate” announced by M&I shall take effect at the opening of business on the day specified in the public announcement of such change.

Required Banks means Banks having combined Percentages of more than 50%.

Revolving Loan - see Section 2.1.1.

SEC means the Securities and Exchange Commission.

Senior Funded Debt to EBITDA Ratio means, for any Computation Period, the ratio of (i) the result as of the last day of such Computation Period of (a) Funded Debt minus (b) Subordinated Debt to (ii) EBITDA for such Computation Period.

Significant Subsidiary means, at any time, any Subsidiary having (a) assets with a value not less than 5% of the total value of the consolidated assets of the Company and its Subsidiaries, taken as a whole, or (b) revenues not less than 7.5% of the consolidated revenues of the Company and its Subsidiaries, taken as a whole, for the most recently completed period of four consecutive Fiscal Quarters.

Stated Amount means, with respect to any Letter of Credit at any date of determination, the maximum aggregate amount available for drawing thereunder at any time during the then ensuing term of such Letter of Credit under any and all circumstances, plus the aggregate amount of all unreimbursed payments and disbursements under such Letter of Credit.

Subordinated Debt means any Debt of the Company which has maturities and other terms, and which is subordinated to the obligations of the Company and its Subsidiaries hereunder and under the other Loan Documents in a manner, approved in writing by the Required Banks.

Subsidiary means, with respect to any Person, a corporation, partnership, limited liability company or other entity of which such Person and/or its other Subsidiaries own, directly or indirectly, such number of outstanding shares or other ownership interests as have more than 50% of the ordinary voting power for the election of directors or other managers of such entity. Unless the context otherwise requires, each reference to Subsidiaries herein shall be a reference to Subsidiaries of the Company.

Suretyship Liability means any agreement, undertaking or arrangement by which any Person guarantees, endorses or otherwise becomes or is contingently liable upon (by direct or indirect agreement, contingent or otherwise, to provide funds for payment, to supply funds to or otherwise to invest in a debtor, or otherwise to assure a creditor against loss) any indebtedness, obligation or other liability of any other Person (other than by endorsements of instruments in the course of collection), or guarantees the payment of dividends or other distributions upon the shares of any other Person. The amount of any Person’s obligation in respect of any Suretyship Liability shall (subject to any limitation set forth therein) be deemed to be the principal amount of the debt, obligation or other liability supported thereby.

Swing Line Bank means M&I in its capacity as swing line lender hereunder, together with any replacement swing line lender arising under Section 13.9.

Swing Line Loan - see Section 2.4.1.

Syndication Agent means Bank of America, N.A. in its capacity as syndication agent hereunder.

Synthetic Lease means a lease transaction under which the parties intend that (i) the lease will be treated as an “operating lease” by the lessee pursuant to Statement of Financial Accounting Standards No. 13 and (ii) the lessee will be entitled to various tax and other benefits ordinarily available to owners (as opposed to lessees) of like property.

Synthetic Lease Obligations means, with respect to any Person, the sum of (a) all remaining rental obligations of such Person as lessee under Synthetic Leases which are attributable to principal and, without duplication, (b) all obligations of such Person to pay the purchase price for property leased under Synthetic Leases assuming such Person exercises the option to purchase such property at the end of the lease term.

Tangible Net Worth means Net Worth minus goodwill of the Company and its Subsidiaries as determined in accordance with GAAP.

Taxes - see Section 7.7.

Termination Date means the earlier to occur of (a) May 5, 2009 or (b) such other date on which the Commitments terminate pursuant to Section 6 or 12.

Total Outstandings means, at any time, the aggregate outstanding principal amount of all Revolving Loans and Swing Line Loans plus the aggregate Stated Amount of all Letters of Credit.

Type of Loan or Borrowing - see Section 2.2.1. The types of Loans or borrowings under this Agreement are as follows: Base Rate Loans or borrowings and Eurodollar Loans or borrowings.

Unmatured Event of Default means any event that, if it continues uncured, will, with lapse of time or notice or both, constitute an Event of Default.

1.2Other Interpretive Provisions. The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

(a)Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

(b) The term “including” is not limiting and means “including without limitation.”

(i)In the computation of periods of time from a specified date to a later specified date, the word “from” means “from and including”; the words “to” and “until” each mean “to but excluding”, and the word “through” means “to and including.”

(c)Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting such statute or regulation.

(d)This Agreement and the other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are independent and each shall be performed in accordance with its terms.

(e)This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agents, the Company, the Banks and the other parties thereto and are the products of all parties. Accordingly, they shall not be construed against the Agents or the Banks merely because of the Agents’ or the Banks’ involvement in their preparation.

(f)Any reference to a particular time means such time in Milwaukee, Wisconsin.

SECTION 2COMMITMENTS OF THE BANKS; BORROWING AND CONVERSION PROCEDURES; LETTER OF CREDIT PROCEDURES; SWING LINE LOANS.

2.1Commitments. On and subject to the terms and conditions of this Agreement, each of the Banks, severally and for itself alone, agrees to make loans to, and to issue or participate in the issuance of letters of credit for the account of, the Company as follows:

2.1.1Revolving Loans. Each Bank will make loans on a revolving basis (“Revolving Loans”) from time to time before the Termination Date in such Bank’s Percentage of such aggregate amounts as the Company may from time to time request from all Banks; provided that the Total Outstandings shall not at any time exceed the Commitment Amount. Amounts borrowed under this Section 2.1.1 may be borrowed, repaid and reborrowed until the Termination Date.

2.1.2 L/C Commitment. (a) Each Issuing Bank will issue Letters of Credit from time to time before the Termination Date, in each case containing such terms and conditions as are permitted by this Agreement and are reasonably satisfactory to such Issuing Bank and the Company, at the request of and for the account of the Company (or jointly for the account of the Company and any Subsidiary) from time to time before the date which is 30 days prior to the scheduled Termination Date; and (b) as more fully set forth in Section 2.3.2, each Bank agrees to purchase a participation in each such Letter of Credit; provided that (i) the aggregate Stated Amount of all Letters of Credit shall not at any time exceed  $25,000,000; and (ii) after giving effect to the issuance of each Letter of Credit, the Total Outstandings shall not at any time exceed the Commitment Amount.

2.2Loan Procedures.

2.2.1Various Types of Loans. Each Revolving Loan shall be either a Base Rate Loan or a Eurodollar Loan (each a “type” of Loan), as the Company shall specify in the related notice of borrowing or conversion pursuant to Section 2.2.2 or 2.2.3. Eurodollar Loans having the same Interest Period are sometimes called a “Group” or collectively “Groups”. Base Rate Loans and Eurodollar Loans may be outstanding at the same time, provided that (i) not more than eight different Groups of Eurodollar Loans shall be outstanding at any one time and (ii) the aggregate principal amount of each Group of Eurodollar Loans shall at all times be at least $3,000,000 and an integral multiple of $1,000,000. All borrowings, conversions and repayments of Loans shall be effected so that each Bank will have a pro rata share (according to its Percentage) of all types and Groups of Loans.

2.2.2Borrowing Procedures. The Company shall give written notice or telephonic notice (followed promptly by written confirmation thereof) to the Administrative Agent of each proposed borrowing not later than (a) in the case of a Base Rate borrowing, 11:00 a.m. on the proposed date of such borrowing, and (b) in the case of a Eurodollar borrowing, 10:00 a.m. at least three Business Days prior to the proposed date of such borrowing. Each such notice shall be effective upon receipt by the Administrative Agent, shall be irrevocable, and shall specify the date, amount and type of borrowing and, in the case of a Eurodollar borrowing, the initial Interest Period therefor. Promptly upon receipt of such notice, the Administrative Agent shall advise each Bank thereof. Not later than 1:00 p.m. on the date of a proposed borrowing, each Bank shall provide the Administrative Agent at the office specified by the Administrative Agent with immediately available funds covering such Bank’s Percentage of such borrowing and, so long as the Administrative Agent has not received written notice that the conditions precedent set forth in Section 11 with respect to such borrowing have not been satisfied, the Administrative Agent shall pay over the requested amount to the Company on the requested borrowing date. Each borrowing shall be on a Business Day. Each borrowing shall be in an aggregate amount of at least $3,000,000 and an integral multiple of $1,000,000.

2.2.3Conversion and Continuation Procedures. Subject to the provisions of Section 2.2.1, the Company may, upon irrevocable written notice to the Administrative Agent in accordance with clause (b) below:

(i)elect, as of any Business Day, to convert any outstanding Revolving Loan into a Revolving Loan of a different type; or

(ii)elect, as of the last day of the applicable Interest Period, to continue any Group of Eurodollar Loans having an Interest Period expiring on such day (or any part thereof in an aggregate amount not less than $3,000,000 or a higher integral multiple of $1,000,000) for a new Interest Period.

(a)The Company shall give written or telephonic notice (followed promptly by written confirmation thereof) to the Administrative Agent of each proposed conversion or continuation not later than (i) in the case of conversion into Base Rate Loans, 11:00 a.m. on the proposed date of such conversion; and (ii) in the case of a conversion into or continuation of Eurodollar Loans, 10:00 a.m. at least three Business Days prior to the proposed date of such conversion or continuation, specifying in each case:

(1)the proposed date of conversion or continuation;

(2)the aggregate amount of Loans to be converted or continued;

(3)the type of Loans resulting from the proposed conversion or continuation; and

(4)in the case of conversion into, or continuation of, Eurodollar Loans, the duration of the requested Interest Period therefor.

(b)If upon expiration of any Interest Period applicable to any Eurodollar Loan, the Company has failed to select timely a new Interest Period to be applicable to such Eurodollar Loan, the Company shall be deemed to have elected to convert such Eurodollar Loan into a Base Rate Loan effective on the last day of such Interest Period.

(c)The Administrative Agent will promptly notify each Bank of its receipt of a notice of conversion or continuation pursuant to this Section 2.2 or, if no timely notice is provided by the Company, of the details of any automatic conversion.

(d)Unless the Required Banks otherwise consent, during the existence of any Event of Default or Unmatured Event of Default, the Company may not elect to have a Loan converted into or continued as a Eurodollar Loan.

2.3Letter of Credit Procedures.

2.3.1Issuance Procedures. On the Effective Date, each Existing Letter of Credit shall be deemed to have been issued hereunder and shall be a “Letter of Credit” for all purposes hereof.

(a)The Company shall give notice to the Administrative Agent and the applicable Issuing Bank of the proposed issuance of each Letter of Credit on a Business Day which is at least three Business Days (or such lesser number of days as the Administrative Agent and such Issuing Bank shall agree in any particular instance) prior to the proposed date of issuance of such Letter of Credit. Each such notice shall be accompanied by an L/C Application, duly executed by the Company (together with any Subsidiary for the account of which the related Letter of Credit is to be issued) and in all respects satisfactory to the Administrative Agent and the applicable Issuing Bank, together with such other documentation as the Administrative Agent or such Issuing Bank may reasonably request in support thereof, it being understood that each L/C Application shall specify, among other things, the date on which the proposed Letter of Credit is to be issued, the amount of such Letter of Credit, whether such Letter of Credit is to be transferable and the expiration date of such Letter of Credit (which shall not be later than seven days prior to the Termination Date). So long as the applicable Issuing Bank has not received written notice that the conditions precedent to the issuance of a Letter of Credit have not been satisfied, such Issuing Bank shall issue such Letter of Credit on the requested issuance date. Each Issuing Bank shall promptly advise the Administrative Agent of the issuance of each Letter of Credit by such Issuing Bank and of any amendment thereto, extension thereof or event or circumstance changing the amount available for drawing thereunder (it being understood that no Issuing Bank shall increase the amount of, or extend the term of, any Letter of Credit unless a replacement Letter of Credit having substantially the same terms as such increased or extended Letter of Credit could be issued at the time of such increase or extension). Notwithstanding any other provision of this Agreement, no Issuing Bank shall have any obligation to issue any Letter of Credit if (i) any order, judgment or decree of any governmental authority or arbitrator shall by its terms purport to enjoin or restrain such Issuing Bank from issuing such Letter of Credit, or any law applicable to such Issuing Bank or any request or directive (whether or not having the force of law) from any governmental authority with jurisdiction over such Issuing Bank shall prohibit, or request that such Issuing Bank refrain from, the issuance of letters of credit generally or such Letter of Credit in particular; (ii) the issuance of such Letter of Credit would violate any law, rule or regulation or any policy of such Issuing Bank; or (iii) a default of any Bank’s obligation to fund under Section 2.3.5 exists or any Bank is otherwise a Defaulting Bank, unless such Issuing Bank has entered into satisfactory arrangements with the Company or such Bank to eliminate such Issuing Bank’s risk with respect to such Bank

2.3.2Participations in Letters of Credit. Concurrently with the issuance of each Letter of Credit (or, in the case of the Existing Letters of Credit, on the Effective Date), the applicable Issuing Bank shall be deemed to have sold and transferred to each other Bank, and each other Bank shall be deemed irrevocably and unconditionally to have purchased and received from such Issuing Bank, without recourse or warranty, an undivided interest and participation, to the extent of such other Bank’s Percentage, in such Letter of Credit (or, if applicable, all Existing Letters of Credit) and the Company’s reimbursement obligations with respect thereto. For the purposes of this Agreement, the unparticipated portion of each Letter of Credit shall be deemed to be the applicable Issuing Bank’s “participation” therein. Each Issuing Bank hereby agrees, upon request of the Administrative Agent or any Bank, to deliver to such Bank a list of all outstanding Letters of Credit issued by such Issuing Bank, together with such information related thereto as such Bank may reasonably request.

2.3.3Reimbursement Obligations. The Company hereby unconditionally and irrevocably agrees to reimburse the applicable Issuing Bank for each payment or disbursement made by such Issuing Bank under any Letter of Credit honoring any demand for payment made by the beneficiary thereunder, in each case on the date that such payment or disbursement is made. Any amount not reimbursed on the date of such payment or disbursement shall bear interest from the date of such payment or disbursement to the date that such Issuing Bank is reimbursed by the Company therefor, payable on demand, at a rate per annum equal to the Base Rate from time to time in effect plus the Base Rate Margin from time to time in effect plus, beginning on the third Business Day after receipt of notice from the Issuing Bank of such payment or disbursement, 2%. The applicable Issuing Bank shall notify the Company and the Administrative Agent whenever any demand for payment is made under any Letter of Credit by the beneficiary thereunder; provided that the failure of such Issuing Bank to so notify the Company shall not affect the rights of such Issuing Bank or the Banks in any manner whatsoever.

2.3.4Limitation on Obligations of Issuing Banks. In determining whether to pay under any Letter of Credit, no Issuing Bank shall have any obligation to the Company or any Bank other than to confirm that any documents required to be delivered under such Letter of Credit appear to have been delivered and appear to comply on their face with the requirements of such Letter of Credit. Any action taken or omitted to be taken by an Issuing Bank under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence and willful misconduct, shall not impose upon such Issuing Bank any liability to the Company or any Bank and shall not reduce or impair the Company’s reimbursement obligations set forth in Section 2.3.3 or the obligations of the Banks pursuant to Section 2.3.5.

2.3.5Funding by Banks to Issuing Banks. If an Issuing Bank makes any payment or disbursement under any Letter of Credit and the Company has not reimbursed such Issuing Bank in full for such payment or disbursement by 11:00 a.m. on the date of such payment or disbursement, or if any reimbursement received by such Issuing Bank from the Company is or must be returned or rescinded upon or during any bankruptcy or reorganization of the Company or otherwise, each other Bank shall be obligated to pay to the Administrative Agent for the account of such Issuing Bank, in full or partial payment of the purchase price of its participation in such Letter of Credit, its pro rata share (according to its Percentage) of such payment or disbursement (but no such payment shall diminish the obligations of the Company under Section 2.3.3), and upon notice from the applicable Issuing Bank, the Administrative Agent shall promptly notify each other Bank thereof. Each other Bank irrevocably and unconditionally agrees to so pay to the Administrative Agent in immediately available funds for the applicable Issuing Bank’s account the amount of such other Bank’s Percentage of such payment or disbursement. If and to the extent any Bank shall not have made such amount available to the Administrative Agent by 2:00 p.m. on the Business Day on which such Bank receives notice from the Administrative Agent of such payment or disbursement (it being understood that any such notice received after noon, on any Business Day shall be deemed to have been received on the next following Business Day), such Bank agrees to pay interest on such amount to the Administrative Agent for the applicable Issuing Bank’s account forthwith on demand for each day from the date such amount was to have been delivered to the Administrative Agent to the date such amount is paid, at a rate per annum equal to (a) for the first three days after demand, the Federal Funds Rate from time to time in effect and (b) thereafter, the Base Rate from time to time in effect. Any Bank’s failure to make available to the Administrative Agent its Percentage of any such payment or disbursement shall not relieve any other Bank of its obligation hereunder to make available to the Administrative Agent such other Bank’s Percentage of such payment, but no Bank shall be responsible for the failure of any other Bank to make available to the Administrative Agent such other Bank’s Percentage of any such payment or disbursement.

2.3.6Repayment of Participations. Upon (and only upon) receipt by the Administrative Agent for the account of the applicable Issuing Bank of immediately available funds from or on behalf of the Company (a) in reimbursement of any payment or disbursement under a Letter of Credit with respect to which a Bank has paid the Administrative Agent for the account of such Issuing Bank the amount of such Bank’s participation therein or (b) in payment of any interest thereon, the Administrative Agent will pay to such Bank its pro rata share (according to its Percentage) thereof (and such Issuing Bank shall receive the amount otherwise payable to any Bank which did not so pay the Administrative Agent the amount of such Bank’s participation in such payment or disbursement).

2.3.7Participation Obligations Unconditional. Each Bank’s obligation to make available to the Administrative Agent for the account of the applicable Issuing Bank the amount of its participation interest in all Letters of Credit issued by such Issuing Bank as provided in Section 2.3.5 shall be absolute and unconditional and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against such Issuing Bank or any other Person, (ii) the occurrence or continuance of an Event of Default or Unmatured Event of Default, (iii) any adverse change in the condition (financial or otherwise) of the Company or any Subsidiary thereof, (iv) any termination of the Commitments or (v) any other circumstance, happening or event whatsoever.

2.4Swing Line Loans.

2.4.1Swing Line Loans. Subject to the terms and conditions of this Agreement, the Swing Line Bank may from time to time, in its discretion, make loans to the Company (collectively the “Swing Line Loans” and individually each a “Swing Line Loan”) in accordance with this Section 2.4 in an aggregate amount not at any time exceeding $15,000,000; provided that, after giving effect to the making of each Swing Line Loan, the Total Outstandings shall not exceed the Commitment Amount. Amounts borrowed under this Section 2.4 may be borrowed, repaid and (subject to the agreement of the Swing Line Bank) reborrowed until the Termination Date.

2.4.2Swing Line Loan Procedures. The Company shall give written or telephonic notice to the Administrative Agent (which shall promptly inform the Swing Line Bank) of each proposed Swing Line Loan not later than 1:00 p.m. on the proposed date of such Swing Line Loan. Each such notice shall be effective upon receipt by the Administrative Agent and shall specify the date and amount of such Swing Line Loan, which shall be $100,000 or a higher integral multiple thereof. So long as the Swing Line Bank has not received written notice that the conditions precedent set forth in Section 11 with respect to the making of such Swing Line Loan have not been satisfied, the Swing Line Bank may make the requested Swing Line Loan. If the Swing Line Bank agrees to make the requested Swing Line Loan, the Swing Line Bank shall pay over the requested amount to the Company on the requested borrowing date. Concurrently with the making of any Swing Line Loan, the Swing Line Bank shall be deemed to have sold and transferred, and each other Bank shall be deemed to have purchased and received from the Swing Line Bank, an undivided interest and participation to the extent of such other Bank’s Percentage in such Swing Line Loan (but such participation shall remain unfunded until required to be funded pursuant to Section 2.4.3).

2.4.3Refunding of, or Funding of Participations in, Swing Line Loans. The Swing Line Bank may at any time, in its sole discretion, upon at least three Business Days’ notice (or same day notice if an Event of Default exists) to the Company and the Agent (it being understood that any notice delivered after 9:00 a.m. (or, if an Event of Default exists, 11:00 a.m.) shall be deemed received on the next Business Day), on behalf of the Company (which hereby irrevocably authorizes the Swing Line Bank to act on its behalf) deliver a notice to the Administrative Agent (which shall promptly notify each Bank of its receipt thereof) requesting that each Bank (including the Swing Line Bank in its individual capacity) make a Revolving Loan (which shall be a Base Rate Loan unless the Company makes a timely request for a borrowing of Eurodollar Loans) on the date specified in such notice in such Bank’s Percentage of the aggregate amount of Swing Line Loans outstanding on such date for the purpose of repaying all Swing Line Loans (and, upon receipt of the proceeds of such Revolving Loans, the Administrative Agent shall apply such proceeds to repay Swing Line Loans); provided that if the conditions precedent to a borrowing of Revolving Loans are not then satisfied or for any other reason the Banks may not then make Revolving Loans, then instead of making Revolving Loans each Bank (other than the Swing Line Bank) shall become immediately obligated to fund its participation in all outstanding Swing Line Loans and shall pay to the Administrative Agent for the account of the Swing Line Bank an amount equal to such Bank’s Percentage of such Swing Line Loans. If and to the extent any Bank shall not have made such amount available to the Administrative Agent by 2:00 p.m. on the Business Day on which such Bank receives notice from the Administrative Agent of its obligation to fund its participation in Swing Line Loans (it being understood that any such notice received after 12:00 noon on any Business Day shall be deemed to have been received on the next following Business Day), such Bank agrees to pay interest on such amount to the Administrative Agent for the Swing Line Bank’s account forthwith on demand for each day from the date such amount was to have been delivered to the Administrative Agent to the date such amount is paid, at a rate per annum equal to (a) for the first three days after demand, the Federal Funds Rate from time to time in effect and (b) thereafter, the Base Rate from time to time in effect. Any Bank’s failure to make available to the Administrative Agent its Percentage of the amount of all outstanding Swing Line Loans shall not relieve any other Bank of its obligation hereunder to make available to the Administrative Agent such other Bank’s Percentage of such amount, but no Bank shall be responsible for the failure of any other Bank to make available to the Administrative Agent such other Bank’s Percentage of any such amount.

2.4.4Repayment of Participations. Upon (and only upon) receipt by the Administrative Agent for the account of the Swing Line Bank of immediately available funds from or on behalf of the Company (a) in reimbursement of any Swing Line Loan with respect to which a Bank has paid the Administrative Agent for the account of the Swing Line Bank the amount of such Bank’s participation therein or (b) in payment of any interest on a Swing Line Loan, the Administrative Agent will pay to such Bank its pro rata share (according to its Percentage) thereof (and the Swing Line Bank shall receive the amount otherwise payable to any Bank which did not so pay the Administrative Agent the amount of such Bank’s participation in such Swing Line Loan).

2.4.5Participation Obligations Unconditional. Each Bank’s obligation to make available to the Administrative Agent for the account of the Swing Line Bank the amount of its participation interest in all Swing Line Loans as provided in Section 2.4.3 shall be absolute and unconditional and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Swing Line Bank or any other Person, (ii) the occurrence or continuance of an Event of Default or Unmatured Event of Default, (iii) any adverse change in the condition (financial or otherwise) of the Company or any Subsidiary thereof, (iv) any termination of the Commitments or (v) any other circumstance, happening or event whatsoever.

(a)Notwithstanding the provisions of clause (a) above, no Bank shall be required to purchase a participation interest in any Swing Line Loan if, prior to the making by the Swing Line Bank of such Swing Line Loan, the Swing Line Bank received written notice specifying that one or more of the conditions precedent to the making of such Swing Line Loan were not satisfied and, in fact, such conditions precedent were not satisfied at the time of the making of such Swing Line Loan.

2.5Commitments Several. The failure of any Bank to make a requested Loan on any date shall not relieve any other Bank of its obligation (if any) to make a Loan on such date, but no Bank shall be responsible for the failure of any other Bank to make any Loan to be made by such other Bank.

2.6Certain Conditions. Notwithstanding any other provision of this Agreement, no Bank shall have an obligation to make any Loan, and no Issuing Bank shall have any obligation to issue any Letter of Credit, if an Event of Default or Unmatured Event of Default exists.

SECTION 3NOTES EVIDENCING LOANS.

3.1Notes. The Loans of each Bank shall be evidenced by a promissory note substantially in the form set forth in Exhibit A, with appropriate insertions, payable to the order of such Bank in the principal amount of all of such Bank’s Loans hereunder.

3.2Recordkeeping. Each Bank shall record in its records, or at its option on the schedule attached to its Note, the date and amount of each Loan made by such Bank, each repayment or conversion thereof and, in the case of each Eurodollar Loan, the dates on which each Interest Period for such Loan shall begin and end. The aggregate unpaid principal amount so recorded shall be rebuttable presumptive evidence of the principal amount owing and unpaid on such Note. The failure to so record any such amount or any error in so recording any such amount shall not, however, limit or otherwise affect the obligations of the Company hereunder or under any Note to repay the principal amount of the Loans evidenced by such Note together with all interest accruing thereon.

SECTION 4INTEREST.

4.1Interest Rates.

4.1.1Interest Rates for Revolving Loans. The Company promises to pay interest on the unpaid principal amount of each Revolving Loan for the period commencing on the date such Revolving Loan is made until such Revolving Loan is paid in full as follows:

(a)at all times such Revolving Loan is a Base Rate Loan, at a rate per annum equal to the sum of the Base Rate from time to time in effect plus the applicable Base Rate Margin from time to time in effect; and

(b)at all times such Revolving Loan is a Eurodollar Loan, at a rate per annum equal to the sum of the Eurodollar Rate (Reserve Adjusted) applicable to each Interest Period for such Loan plus the Eurodollar Margin from time to time in effect;

provided that, unless the Required Banks otherwise agree in writing, at any time an Event of Default exists the interest rate applicable to each Revolving Loan shall be increased by 2% per annum.

4.1.2Interest Rates on Swing Line Loans. The Company promises to pay interest on the unpaid principal amount of each Swing Line Loan for the period commencing on the date such Swing Line Loan is made until the date such Swing Line Loan is paid in full at a rate per annum agreed to from time to time between the Company and the Swing Line Bank; provided that if at any time the Banks become obligated to fund their participations in any Swing Line Loan pursuant to Section 2.4.3, such Swing Line Loan shall thereafter bear interest at the rate applicable from time to time for Base Rate Loans pursuant to Section 4.1.1.

4.2Interest Payment Dates. Accrued interest on each Base Rate Loan shall be payable in arrears on the last Business Day of each calendar quarter and at maturity. Accrued interest on each Eurodollar Loan shall be payable on the last day of each Interest Period relating to such Loan (and, in the case of a Eurodollar Loan with a six-month Interest Period, on the three-month anniversary of the first day of such Interest Period) and at maturity. Accrued interest on each Swing Line Loan shall be paid on the dates agreed to from time to time by the Company and the Swing Line Bank; provided that if at any time the Banks become obligated to fund their participations in any Swing Line Loan pursuant to Section 2.4.3, interest on such Swing Line Loan shall be payable on the last day of each calendar quarter and at maturity. After maturity, accrued interest on all Loans shall be payable on demand.

4.3Setting and Notice of Eurodollar Rates. The applicable Eurodollar Rate for each Interest Period shall be determined by the Administrative Agent, which shall give notice thereof to the Company and each Bank. Each determination of the applicable Eurodollar Rate by the Administrative Agent shall be conclusive and binding upon the parties hereto, in the absence of demonstrable error. The Administrative Agent shall, upon written request of the Company or any Bank, deliver to the Company or such Bank a statement showing the computations used by the Administrative Agent in determining any applicable Eurodollar Rate hereunder.

4.4Computation of Interest. All determinations of interest for Base Rate Loans (including any Swing Line Loan bearing interest at or by reference to the Base Rate) when the Base Rate is determined by the Prime Rate shall be made on the basis of a year of 365 or 366 days, as the case may be, and the actual number of days elapsed. All other computations of interest shall be computed for the actual number of days elapsed on the basis of a year of 360 days. The applicable interest rate for each Base Rate Loan shall change simultaneously with each change in the Base Rate.

SECTION 5FEES.

5.1Non-Use Fee. The Company agrees to pay to the Administrative Agent for the account of each Bank a non-use fee, for the period from the Effective Date to the Termination Date, at a rate per annum equal to the Non-Use Fee Rate in effect from time to time of the daily average of such Bank’s Percentage of the unused portion of the Commitment Amount. For purposes of calculating usage under this Section, the Commitment Amount shall be deemed used to the extent of the sum of the aggregate outstanding principal amount of all Revolving Loans (but not Swing Line Loans) and the Stated Amount of all Letters of Credit. Such non-use fee shall be payable in arrears on the last Business Day of each calendar quarter and on the Termination Date for any period then ending for which such non-use fee shall not have theretofore been paid. The non-use fee shall be computed for the actual number of days elapsed on the basis of a year of 360 days.

5.2Letter of Credit Fees. The Company agrees to pay to the Administrative Agent for the account of the Banks pro rata according to their respective Percentages a letter of credit fee for each Letter of Credit in an amount equal to the applicable LC Fee Rate per annum in effect from time to time of the undrawn amount of such Letter of Credit (computed for the actual number of days elapsed on the basis of a year of 360 days); provided that, unless the Required Banks otherwise agree in writing, the rate applicable to each Letter of Credit shall be increased by 2% per annum at any time that an Event of Default exists. Such letter of credit fee shall be payable in arrears on the last Business Day of each calendar quarter and on the Termination Date (and, if any Letter of Credit remains outstanding on the Termination Date, thereafter on demand) for the period from the date of the issuance of each Letter of Credit to the date such payment is due or, if earlier, the date on which such Letter of Credit expired or was terminated.

(a)The Company agrees to pay each Issuing Bank a fronting fee for each Letter of Credit issued by such Issuing Bank in the amount separately agreed to between the Company and such Issuing Bank.

(b)In addition, with respect to each Letter of Credit, the Company agrees to pay to the applicable Issuing Bank, for its own account, such fees and expenses as such Issuing Bank customarily requires in connection with the issuance, negotiation, processing and/or administration of letters of credit in similar situations.

5.3Up-Front and Funding Fees. The Company agrees to pay to the Administrative Agent for the account of the Banks pro rata according to their respective percentages such up-front and funding fees as are mutually agreed to by the Company and the Banks.

5.4Agents’ and Lead Arranger’s Fees. The Company agrees to pay to the Agents and the Lead Arranger such fees as are mutually agreed to from time to time by the Company, the Agents and the Lead Arranger.

SECTION 6CHANGES IN COMMITMENT AMOUNT; PREPAYMENTS.

6.1Changes in Commitment Amount.

6.1.1Voluntary Reduction or Termination of the Commitments. The Company may from time to time on at least five Business Days’ prior written notice received by the Administrative Agent (which shall promptly advise each Bank thereof) permanently reduce the Commitment Amount to an amount not less than the Total Outstandings. Any such reduction shall be in an amount not less than $10,000,000 or a higher integral multiple of $1,000,000. The Company may at any time on like notice terminate the Commitments upon payment in full of all Revolving Loans and Swing Line Loans and all other obligations of the Company hereunder in respect of such Loans and cash collateralization in full, pursuant to documentation in form and substance reasonably satisfactory to the applicable Issuing Banks, of all obligations arising with respect to the Letters of Credit. All reductions of the Commitment Amount shall reduce the Commitments pro rata among the Banks according to their respective Percentages.

6.1.2Optional Increase in Commitment Amount. So long as no Event of Default or Unmatured Event of Default exists or would result therefrom, the Company may, by means of a letter to the Agents substantially in the form of Exhibit E, request that the Commitment Amount be increased by (a) increasing the Commitment of one or more Banks which have agreed to such increase (it being understood that no Bank shall have any obligation to increase its Commitment pursuant to this Section 6.1.2) and/or (b) adding one or more commercial banks or other Persons as a party hereto with a Commitment in an amount agreed to by any such commercial bank or other Person; provided that (i) no commercial bank or other Person shall be added as a party hereto without the written consent of the Administrative Agent (which shall not be unreasonably withheld); (ii) in no event shall the Commitment Amount be increased to more than $300,000,000 during the term of this Agreement without the written consent of all Banks; and (iii) the Company may not request any increase pursuant to this Section 6.1.2, and no such increase may take place, after May 5, 2008. Any increase in the Commitment Amount pursuant to this Section 6.1.2 shall be effective three Business Days (or such other period of time as may be agreed upon by the Company, the Administrative Agent and the Banks or other Persons participating in such increase) after the date on which the Administrative Agent has received and accepted the applicable increase letter in the form of Annex 1 to Exhibit E (in the case of an increase in the Commitment of an existing Bank) or assumption letter in the form of Annex 2 to Exhibit E (in the case of the addition of a commercial bank or other Person as a new Bank). The Administrative Agent shall promptly notify the Company and the Banks of any increase in the Commitment Amount pursuant to this Section 6.1.2 and of the Commitment and Percentage of each Bank after giving effect thereto. The Company acknowledges that, in order to maintain Loans in accordance with each Bank’s Percentage, a reallocation of the Commitments as a result of a non-pro-rata increase in the Commitment Amount may require prepayment of all or portions of certain Loans on the date of such increase (and any such prepayment shall be subject to the provisions of Section 8.4).

6.2Prepayments. The Company may from time to time prepay Loans in whole or in part, without premium or penalty, provided that the Company shall give the Administrative Agent (which shall promptly advise each Bank) notice thereof not later than (a) 10:00 a.m. (or, in the case of prepayment of Swing Line Loans, 12:00 noon) on the date of such prepayment (which shall be a Business Day), in the case of Base Rate Loans and Swing Line Loans, and (b) three Business Days prior to the date of such prepayment, in the case of Eurodollar Loans, in each case specifying the Loans to be prepaid and the date and amount of prepayment. Subject to Section 2.2.1, each partial prepayment of Revolving Loans shall be in an integral multiple of $1,000,000. Prepayments of Revolving Loans shall be applied pro rata to the applicable Revolving Loans of all Banks in accordance with their Percentages. Any prepayment of a Eurodollar Loan on a day other than the last day of an Interest Period therefor shall include interest on the principal amount being repaid and shall be subject to Section 8.4.

SECTION 7MAKING AND PRORATION OF PAYMENTS; SETOFF; TAXES.

7.1Making of Payments. All payments of principal of or interest on the Loans, and of all non-use fees and Letter of Credit fees, shall be made by the Company to the Administrative Agent at its principal office in Milwaukee in immediately available funds, without set-off, counterclaim or deduction of any kind, not later than noon on the date due, and funds received after that hour shall be deemed to have been received by the Administrative Agent on the next following Business Day. The Administrative Agent shall promptly remit to each Bank its share (if any) of all such payments received in collected funds by the Administrative Agent. All payments under Section 8.1 shall be made by the Company directly to the Bank entitled thereto.

7.2Application of Certain Payments. Each payment of principal shall be applied to such Loans as the Company shall direct by notice to be received by the Administrative Agent on or before the date of such payment or, in the absence of such notice, as the Administrative Agent shall determine in its discretion. Concurrently with each remittance to any Bank of its share of any such payment, the Administrative Agent shall advise such Bank as to the application of such payment.

7.3Due Date Extension. If any payment of principal or interest with respect to any of the Loans, or of any fees, falls due on a day which is not a Business Day, then such due date shall be extended to the immediately following Business Day (unless, in the case of a payment of interest on a Eurodollar Loan, the result of such extension would be to extend the due date for such payment into another calendar month, in which case such due date shall be the immediately preceding Business Day) and any extension of time shall be reflected in computing interest and fees.

7.4Failure to Make Payments. Unless the Company or a Bank has notified the Administrative Agent, prior to the date any payment to be made by it is due, that it does not intend to remit such payment, the Administrative Agent may, in its sole and absolute discretion, assume that the Company or such Bank, as the case may be, has timely remitted such payment and may, in its sole and absolute discretion and in reliance thereon, make available such payment to the Person entitled thereto. If such payment was not in fact remitted to the Administrative Agent in immediately available funds, then:

(i)if the Company failed to make such payment, each Bank shall forthwith on demand repay to the Administrative Agent the amount of such assumed payment made available to such Bank, together with interest thereon in respect of each day from the date such amount was made available by the Administrative Agent to such Bank to the date such amount is repaid to the Administrative Agent at a rate per annum equal to (a) for the first three days after demand, the Federal Funds Rate from time to time in effect and (b) thereafter, the Base Rate from time to time in effect; and

(ii)if a Bank failed to make such payment, the Administrative Agent shall promptly notify the Company, and the Company shall pay such corresponding amount to the Administrative Agent, together with interest thereon in respect of each day from the date such amount was made available by the Administrative Agent to the Company at a rate per annum equal to the interest rate applicable to the applicable borrowing. Nothing in this clause (ii) shall be deemed to relieve any Bank from its obligation to fulfill its Commitment or to prejudice any rights which the Administrative Agent or the Company may have against any Bank as a result of any default by such Bank hereunder.

7.5Setoff. The Company agrees that each Agent and each Bank have all rights of set-off and bankers’ lien provided by applicable law, and in addition thereto, the Company agrees that at any time any Event of Default exists, each Agent and each Bank may apply to the payment of any obligations of the Company hereunder, whether or not then due, any and all balances, credits, deposits, accounts or moneys of the Company then or thereafter with such Agent or such Bank.

7.6Proration of Payments. If any Bank shall obtain any payment or other recovery (whether voluntary, involuntary, by application of offset or otherwise, but excluding any payment pursuant to Section 8.7 or in connection with an assignment or participation pursuant to Section 14.9 or any payment to the Swing Line Bank in respect of a Swing Line Loan) on account of principal of or interest on any Loan (or on account of its participation in any Letter of Credit or Swing Line Loan) in excess of its pro rata share of payments and other recoveries obtained by all Banks on account of principal of and interest on Loans (or such participations) then held by them, such Bank shall purchase from the other Banks such participation in the Loans (or sub-participations in Letters of Credit or Swing Line Loans) held by them as shall be necessary to cause such purchasing Bank to share the excess payment or other recovery ratably with each of them; provided that if all or any portion of the excess payment or other recovery is thereafter recovered from such purchasing Bank, the purchase shall be rescinded and the purchase price restored to the extent of such recovery.

7.7Taxes. All payments of principal of, and interest on, the Loans and all other amounts payable hereunder shall be made free and clear of and without deduction for any present or future income, excise, stamp or franchise taxes and other taxes, fees, duties, withholdings or other charges of any nature whatsoever imposed by any taxing authority, but excluding franchise taxes and taxes imposed on or measured by any Bank’s net income or receipts (all non-excluded items being called “Taxes”). If any withholding or deduction from any payment to be made by the Company hereunder is required in respect of any Taxes pursuant to any applicable law, rule or regulation, then the Company will:

(i)pay directly to the relevant authority the full amount required to be so withheld or deducted;

(ii)promptly forward to the Administrative Agent an official receipt or other documentation satisfactory to the Administrative Agent evidencing such payment to such authority; and

(iii)(except to the extent such withholding or deduction would not be required if such Bank’s Exemption Representation were true) pay to the Administrative Agent for the account of the Banks such additional amount or amounts as is necessary to ensure that the net amount actually received by each Bank will equal the full amount such Bank would have received had no such withholding or deduction been required.

Moreover, if any Taxes are directly asserted against the Administrative Agent or any Bank with respect to any payment received by the Administrative Agent or such Bank hereunder, the Administrative Agent or such Bank may pay such Taxes and the Company will (except to the extent such Taxes are payable by a Bank and would not have been payable if such Bank’s Exemption Representation were true) promptly pay such additional amounts (including any penalty, interest and expense) as is necessary in order that the net amount received by such Person after the payment of such Taxes (including any Taxes on such additional amount) shall equal the amount such Person would have received had such Taxes not been asserted.

(a)If the Company fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent, for the account of the respective Banks, the required receipts or other required documentary evidence, the Company shall indemnify the Banks for any incremental Taxes, interest or penalties that may become payable by any Bank as a result of any such failure. For purposes of this Section 7.7, a distribution hereunder by the Administrative Agent or any Bank to or for the account of any Bank shall be deemed a payment by the Company.

(b)Each Bank represents and warrants (such Bank’s “Exemption Representation”) to the Company and the Administrative Agent that, as of the date of this Agreement (or, in the case of an Assignee, the date it becomes a party hereto), it is entitled to receive payments hereunder without any deduction or withholding for or on account of any Taxes imposed by the United States of America or any political subdivision or taxing authority thereof.

(c)Upon the request from time to time of the Company or the Administrative Agent, each Bank that is organized under the laws of a jurisdiction other than the United States of America shall execute and deliver to the Company and the Administrative Agent one or more (as the Company or the Administrative Agent may reasonably request) United States Internal Revenue Service Forms W-8ECI or Forms W-8BEN or such other forms or documents, appropriately completed, as may be applicable to establish the extent, if any, to which a payment to such Bank is exempt from withholding or deduction of Taxes.

(d)If, and to the extent that, any Bank shall obtain a credit or other tax benefit with respect to any Taxes indemnified or paid by the Company pursuant to this Section 7.7, such Bank agrees to promptly notify the Company thereof and thereupon to use reasonable efforts to provide the Company the benefit of such credit or other tax benefit.

SECTION 8INCREASED COSTS; SPECIAL PROVISIONS FOR EURODOLLAR LOANS.

8.1Increased Costs. (a) If, after the date hereof, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or any Eurodollar Office of such Bank) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency

(A)shall subject any Bank (or any Eurodollar Office of such Bank) to any tax, duty or other charge with respect to its Eurodollar Loans, its Note or its obligation to make Eurodollar Loans, or shall change the basis of taxation of payments to any Bank of the principal of or interest on its Eurodollar Loans or any other amounts due under this Agreement in respect of its Eurodollar Loans or its obligation to make Eurodollar Loans (except for changes in the rate of tax on the overall net income of such Bank or its Eurodollar Office imposed by the jurisdiction in which such Bank’s principal executive office or Eurodollar Office is located); or

(B)shall impose, modify or deem applicable any reserve (including any reserve imposed by the FRB, but excluding any reserve included in the determination of interest rates pursuant to Section 4), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by any Bank (or any Eurodollar Office of such Bank); or

(C)shall impose on any Bank (or its Eurodollar Office) any other condition affecting its Eurodollar Loans, its Note or its obligation to make Eurodollar Loans;

and the result of any of the foregoing is to increase the cost to (or in the case of Regulation D of the FRB, to impose a cost on) such Bank (or any Eurodollar Office of such Bank) of making or maintaining any Eurodollar Loan, or to reduce the amount of any sum received or receivable by such Bank (or its Eurodollar Office) under this Agreement or under its Note with respect thereto, then within 10 Business Days after demand by such Bank (which demand shall be accompanied by a statement setting forth the basis for such demand and a calculation of the amount thereof in reasonable detail, a copy of which shall be furnished to the Administrative Agent), the Company shall pay directly to such Bank such additional amount as will compensate such Bank for such increased cost or such reduction.

(a)If any Bank shall reasonably determine that the adoption or phase-in of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank or any Person controlling such Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank’s or such controlling Person’s capital as a consequence of such Bank’s obligations hereunder or under any Letter of Credit to a level below that which such Bank or such controlling Person could have achieved but for such adoption, change or compliance (taking into consideration such Bank’s or such controlling Person’s policies with respect to capital adequacy) by an amount deemed by such Bank or such controlling Person to be material, then from time to time, within 10 Business Days after demand by such Bank (which demand shall be accompanied by a statement setting forth the basis for such demand and a calculation of the amount thereof in reasonable detail, a copy of which shall be furnished to the Administrative Agent), the Company shall pay to such Bank such additional amount or amounts as will compensate such Bank or such controlling Person for such reduction.

8.2Inability to Determine Rates, etc. If with respect to any Interest Period:

(a)the Administrative Agent determines (which determination shall be binding and conclusive on the Company) that by reason of circumstances affecting the interbank eurodollar market adequate and reasonable means do not exist for ascertaining the applicable Eurodollar Rate; or

(b)Banks having an aggregate Percentage of 40% or more advise the Administrative Agent that the Eurodollar Rate (Reserve Adjusted) will not adequately and fairly reflect the cost to such Banks of maintaining or funding such Eurodollar Loans for such Interest Period (taking into account any amount to which such Banks may be entitled under Section 8.1) or that the making or funding of Eurodollar Loans has become impracticable as a result of an event occurring after the date of this Agreement which in the opinion of such Banks materially affects such Loans;

then the Administrative Agent shall promptly notify the other parties thereof and, so long as such circumstances shall continue, (i) no Bank shall be under any obligation to make or convert into Eurodollar Loans and (ii) on the last day of the current Interest Period for each Eurodollar Loan, such Loan shall, unless then repaid in full, automatically convert to a Base Rate Loan.

8.3Changes in Law Rendering Eurodollar Loans Unlawful. In the event that any change in (including the adoption of any new) applicable laws or regulations, or any change in the interpretation of applicable laws or regulations by any governmental or other regulatory body charged with the administration thereof, should make it (or in the good faith judgment of any Bank cause a substantial question as to whether it is) unlawful for any Bank to make, maintain or fund Eurodollar Loans, then such Bank shall promptly notify each of the other parties hereto and, so long as such circumstances shall continue, (a) such Bank shall have no obligation to make or convert into Eurodollar Loans (but shall make Base Rate Loans concurrently with the making of or conversion into Eurodollar Loans by the Banks which are not so affected, in each case in an amount equal to such Bank’s pro rata share of all Eurodollar Loans which would be made or converted into at such time in the absence of such circumstances) and (b) on the last day of the current Interest Period for each Eurodollar Loan of such Bank (or, in any event, on such earlier date as may be required by the relevant law, regulation or interpretation), such Eurodollar Loan shall, unless then repaid in full, automatically convert to a Base Rate Loan. Each Base Rate Loan made by a Bank which, but for the circumstances described in the foregoing sentence, would be a Eurodollar Loan (an “Affected Loan”) shall remain outstanding for the same period as the Group of Eurodollar Loans of which such Affected Loan would be a part absent such circumstances.

8.4Funding Losses. The Company hereby agrees that upon demand by any Bank (which demand shall be accompanied by a statement setting forth the basis for the amount being claimed, a copy of which shall be furnished to the Administrative Agent), the Company will indemnify such Bank against any net loss or expense which such Bank may sustain or incur (including any net loss or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund or maintain any Eurodollar Loan), as reasonably determined by such Bank, as a result of (a) any payment, prepayment or conversion of any Eurodollar Loan of such Bank on a date other than the last day of an Interest Period for such Loan (including any conversion pursuant to Section 8.3) or (b) any failure of the Company to borrow, prepay or continue, or to convert any Loan into, a Eurodollar Loan on a date specified therefor in a notice of borrowing, prepayment, continuation or conversion pursuant to this Agreement. For this purpose, all notices to the Administrative Agent pursuant to this Agreement shall be deemed to be irrevocable.

8.5 Right of Banks to Fund through Other Offices. Each Bank may, if it so elects, fulfill its commitment as to any Eurodollar Loan by causing a foreign branch or affiliate of such Bank to make such Loan; provided that in such event for the purposes of this Agreement such Loan shall be deemed to have been made by such Bank and the obligation of the Company to repay such Loan shall nevertheless be to such Bank and shall be deemed held by it, to the extent of such Loan, for the account of such branch or affiliate.

8.6 Discretion of Banks as to Manner of Funding. Notwithstanding any provision of this Agreement to the contrary, each Bank shall be entitled to fund and maintain its funding of all or any part of its Loans in any manner it sees fit, it being understood, however, that for the purposes of this Agreement all determinations hereunder shall be made as if such Bank had actually funded and maintained each Eurodollar Loan during each Interest Period for such Loan through the purchase of deposits having a maturity corresponding to such Interest Period and bearing an interest rate equal to the Eurodollar Rate for such Interest Period.

8.7Mitigation of Circumstances; Replacement of Affected Bank. Each Bank shall promptly notify the Company and the Administrative Agent of any event of which it has knowledge which will result in, and will use reasonable commercial efforts available to it (and not, in such Bank’s good faith judgment, otherwise disadvantageous to such Bank) to mitigate or avoid, (i) any obligation by the Company to pay any amount pursuant to Section 7.7 or 8.1 or (ii) the occurrence of any circumstance of the nature described in Section 8.2 or 8.3 (and, if any Bank has given notice of any such event described in clause (i) or (ii) above and thereafter such event ceases to exist, such Bank shall promptly so notify the Company and the Administrative Agent). Without limiting the foregoing, (x) each Bank will designate a different funding office if such designation will avoid (or reduce the cost to the Company of) any event described in clause (i) or (ii) of the preceding sentence and such designation will not, in such Bank’s good faith judgment, be otherwise disadvantageous to such Bank; and (y) if any Bank fails to notify the Company of any event or circumstance which will entitle such Bank to compensation pursuant to Section 7.7 or 8.1 within 90 days after such Bank obtains knowledge of such event or circumstance, then such Bank shall not be entitled to compensation from the Company for any amount arising prior to the date which is 90 days before the date on which such Bank notifies the Company of such event or circumstance.

(a)At any time any Bank is an Affected Bank, the Company may replace such Affected Bank as a party to this Agreement with one or more other bank(s) or financial institution(s) reasonably satisfactory to the Administrative Agent, such bank(s) or financial institution(s) to have Commitments in such amounts as shall be reasonably satisfactory to the Administrative Agent and the Issuing Banks (and upon notice from the Company such Affected Bank shall assign pursuant to an Assignment Agreement, and without recourse or warranty, its Commitment, its Loans, its Note, its participation in Letters of Credit and Swing Line Loans and all of its other rights and obligations hereunder to such replacement bank(s) or other financial institution(s) for a purchase price equal to the sum of the principal amount of the Loans so assigned, all accrued and unpaid interest thereon, its ratable share of all accrued and unpaid non-use fees and Letter of Credit fees, any amounts payable under Section 8.4 as a result of such Bank receiving payment of any Eurodollar Loan prior to the end of an Interest Period therefor and all other obligations owed to such Affected Bank hereunder).

8.8Conclusiveness of Statements; Survival of Provisions. Determinations and statements of any Bank pursuant to Section 8.1, 8.2, 8.3 or 8.4 shall be conclusive absent demonstrable error. Banks may use reasonable averaging and attribution methods in determining compensation under Sections 8.1 and 8.4, and the provisions of such Sections shall survive repayment of the Loans, cancellation of the Notes, cancellation or expiration of the Letters of Credit and any termination of this Agreement.

SECTION 9REPRESENTATIONS AND WARRANTIES.

To induce the Agents and the Banks to enter into this Agreement and to induce the Banks to make Loans and issue or participate in Letters of Credit hereunder, the Company represents and warrants to the Agents and the Banks that:

9.1Organization, etc. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Wisconsin; each Subsidiary is duly organized, validly existing and in good standing under the laws of the state of its organization; and the Company and each Subsidiary is duly qualified to do business in each jurisdiction where the nature of its business makes such qualification necessary (except in those instances in which the failure to be qualified or in good standing does not have a Material Adverse Effect) and has full power and authority to own its property and conduct its business as presently conducted by it.

9.2Authorization; No Conflict. The execution and delivery by the Company of this Agreement and each other Loan Document to which it is a party, the borrowings hereunder, the execution and delivery by each Guarantor of the Guaranty and the performance by each of the Company and each Guarantor of its obligations under each Loan Document to which it is a party are within the organizational powers of the Company and each Guarantor, have been duly authorized by all necessary organizational action on the part of the Company and each Guarantor (including any necessary shareholder, partner or member action), have received all necessary governmental and other third-party approvals (if any shall be required), and do not and will not (a) violate any provision of law or any order, decree or judgment of any court or other government agency which is binding on the Company or any Guarantor, (b) contravene or conflict with, or result in a breach of, any provision of the certificate of incorporation, partnership agreement, by-laws or other organizational documents of the Company or any Guarantor or of any agreement, indenture, instrument or other document which is binding on the Company, any Guarantor or any other Subsidiary or (c) result in, or require, the creation or imposition of any Lien on any property of the Company, any Guarantor or any other Subsidiary.

9.3Validity and Binding Nature. Each of this Agreement and each other Loan Document to which the Company is a party is the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to bankruptcy, insolvency and similar laws affecting the enforceability of creditors’ rights generally and to general principles of equity; and the Guaranty is the legal, valid and binding obligation of each Guarantor, enforceable against such Guarantor in accordance with its terms, subject to bankruptcy, insolvency and similar laws affecting the enforceability of creditors’ rights generally and to general principles of equity.

9.4Financial Condition. The audited consolidated financial statements of the Company and its Subsidiaries dated December 31, 2003, copies of each of which have been delivered to each Bank, were prepared in accordance with GAAP (subject, in the case of such unaudited statements, to the absence of footnotes and to normal year-end adjustments) and present fairly the consolidated financial condition of the Company and its Subsidiaries as at such dates and the results of their operations for the periods then ended.

9.5No Material Adverse Change. Since December 31, 2003, there has been no material adverse change in the financial condition, operations, assets, business or properties of the Company and its Subsidiaries taken as a whole.

9.6Litigation and Contingent Liabilities. No litigation (including derivative actions), arbitration proceeding, labor controversy or governmental investigation or proceeding is pending or, to the Company’s knowledge, threatened against the Company or any Subsidiary which might reasonably be expected to have a Material Adverse Effect, except as set forth in Schedule 9.6. Other than any liability incident to such litigation or proceedings, neither the Company nor any Subsidiary has any material contingent liabilities not listed in such Schedule 9.6.

9.7Ownership of Properties; Liens. Each of the Company and each Subsidiary owns good and, in the case of real property, indefeasible title to all of its properties and assets, real and personal, tangible and intangible, of any nature whatsoever (including patents, trademarks, trade names, service marks and copyrights), free and clear of all Liens, charges and material claims (including material infringement claims with respect to patents, trademarks, copyrights and the like) except as permitted pursuant to Section 10.8.

9.8Subsidiaries. The Company has no Subsidiaries except those listed in Schedule 9.8.

9.9Pension Plans. During the twelve-consecutive-month period prior to the date of the execution and delivery of this Agreement or the making of any Loan hereunder, (i) no steps have been taken to terminate any Pension Plan other than a “standard termination” in accordance with Section 4041(b) of ERISA and (ii) no contribution failure has occurred with respect to any Pension Plan sufficient to give rise to a lien under Section 302(f) of ERISA. No condition exists or event or transaction has occurred with respect to any Pension Plan which could result in the incurrence by the Company of any material liability, fine or penalty.

(a)All contributions (if any) have been made to any Multiemployer Pension Plan that are required to be made by the Company or any other member of the Controlled Group under the terms of the plan or of any collective bargaining agreement or by applicable law; neither the Company nor any member of the Controlled Group has withdrawn or partially withdrawn from any Multiemployer Pension Plan, incurred any withdrawal liability with respect to any such plan, received notice of any claim or demand for withdrawal liability or partial withdrawal liability from any such plan, and no condition has occurred which, if continued, might result in a withdrawal or partial withdrawal from any such plan; and neither the Company nor any member of the Controlled Group has received any notice that any Multiemployer Pension Plan is in reorganization, that increased contributions may be required to avoid a reduction in plan benefits or the imposition of any excise tax, that any such plan is or has been funded at a rate less than that required under Section 412 of the Code, that any such plan is or may be terminated, or that any such plan is or may become insolvent.

9.10Investment Company Act. Neither the Company nor any Subsidiary is an “investment company” or a company “controlled” by an “investment company”, within the meaning of the Investment Company Act of 1940.

9.11Public Utility Holding Company Act. Neither the Company nor any Subsidiary is a “holding company”, or a “subsidiary company” of a “holding company”, or an “affiliate” of a “holding company” or of a “subsidiary company” of a “holding company”, within the meaning of the Public Utility Holding Company Act of 1935.

9.12Regulation U. The Company is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

9.13Taxes. Each of the Company and each Subsidiary has filed all Federal tax returns and other material tax returns and reports required by law to have been filed by it and has paid all taxes and governmental charges thereby shown to be owing, except any such taxes or charges which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

9.14Solvency, etc. On the Effective Date (or, in the case of any Person which becomes a Guarantor after the Effective Date, on the date such Person becomes a Guarantor), and immediately prior to and after giving effect to the issuance of each Letter of Credit and each borrowing hereunder and the use of the proceeds thereof (and after giving effect to any right of contribution and subrogation), (a) each of the Company’s and each Guarantor’s assets will exceed its liabilities and (b) each of the Company and each Guarantor will be solvent, will be able to pay its debts as they mature, will own property with fair saleable value greater than the amount required to pay its debts and will have capital sufficient to carry on its business as then constituted.

9.15Environmental Matters. The Company conducts, in the ordinary course of business, a review of the effect of existing Environmental Laws (excluding health, safety and land use matters) and existing Environmental Claims (excluding health, safety and land use matters) on its business, operation and properties, and as a result thereof, the Company has reasonably concluded that such Environmental Laws and Environmental Claims, including those specifically disclosed in Schedule 9.15, could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.16Information. All information heretofore or contemporaneously herewith furnished in writing by the Company or any Subsidiary to either Agent or any Bank for purposes of or in connection with this Agreement and the transactions contemplated hereby is, and all written information hereafter furnished by or on behalf of the Company or any Subsidiary to any Bank pursuant hereto or in connection herewith will be, true and accurate in every material respect on the date as of which such information is dated or certified, and none of such information is or will be incomplete by omitting to state any material fact necessary to make such information not misleading in light of the circumstances under which made (it being recognized by the Agents and the Banks that (a) any projections and forecasts provided by the Company are based on good faith estimates and assumptions believed by the Company to be reasonable as of the date of the applicable projections or assumptions and that actual results during the period or periods covered by any such projections and forecasts will likely differ from projected or forecasted results and (b) any information provided by the Company or any Subsidiary with respect to any Person or assets acquired or to be acquired by the Company or any Subsidiary shall, for all periods prior to the date of such Acquisition, be limited to the knowledge of the Company or the acquiring Subsidiary after reasonable inquiry).

9.17Compliance with Laws. Each of the Company and each Subsidiary is in compliance in all material respects with the requirements of all laws and all orders, writs, injunctions and decrees applicable to it or to its properties, except in such instances in which (a) such requirement of law or order, writ, injunction or decree is being contested in good faith by appropriate proceedings diligently conducted or (b) the failure to comply therewith, either individually or in the aggregate with all other such failures, could not reasonably be expected to have a Material Adverse Effect.

9.18No Default. No Event of Default or Unmatured Event of Default has occurred and is continuing or would result from the consummation of any transaction contemplated by this Agreement or any other Loan Document.

SECTION 10COVENANTS.

Until the expiration or termination of the Commitments and thereafter until all obligations of the Company hereunder and under the other Loan Documents are paid in full and all Letters of Credit have been terminated, the Company agrees that, unless at any time the Required Banks shall otherwise expressly consent in writing, it will:

10.1Reports, Certificates and Other Information. Furnish to each Bank:

10.1.1Audit Report. Promptly when available and in any event within 60 days after the close of each Fiscal Year, a copy of the annual audit report of the Company and its Subsidiaries for such Fiscal Year, including therein consolidated balance sheets of the Company and its Subsidiaries as of the end of such Fiscal Year and consolidated statements of earnings and cash flow of the Company and its Subsidiaries for such Fiscal Year certified without qualification by Deloitte & Touche LLP or other independent auditors of recognized standing selected by the Company and reasonably acceptable to the Required Banks, together with a written statement from such accountants to the effect that in making the examination necessary for the signing of such annual audit report by such accountants, they have not become aware of any Event of Default or Unmatured Event of Default that has occurred and is continuing or, if they have become aware of any such event, describing it in reasonable detail.

10.1.2 Quarterly Reports. Promptly when available and in any event within 45 days after the end of each Fiscal Quarter (except the last Fiscal Quarter) of each Fiscal Year, consolidated balance sheets of the Company and its Subsidiaries as of the end of such Fiscal Quarter, together with consolidated statements of earnings and cash flows for such Fiscal Quarter and for the period beginning with the first day of such Fiscal Year and ending on the last day of such Fiscal Quarter, certified by an Executive Officer.

10.1.3Certificates. (a) Contemporaneously with the furnishing of a copy of each annual audit report pursuant to Section 10.1.1 and of each set of quarterly statements pursuant to Section 10.1.2, (i) a duly completed compliance certificate in the form of Exhibit B, with appropriate insertions, dated the date of such annual report or such quarterly statements and signed by an Executive Officer, containing a computation of each of the financial ratios and restrictions set forth in Section 10.6 and to the effect that such officer has not become aware of any Event of Default or Unmatured Event of Default that has occurred and is continuing or, if there is any such event, describing it and the steps, if any, being taken to cure it; and (ii) an updated organizational chart listing all Subsidiaries.

10.1.4 Reports to SEC and to Shareholders. Within 15 days after the filing or sending thereof, copies of all regular, periodic or special reports of the Company or any Subsidiary filed with the SEC (excluding exhibits thereto, provided that the Company shall promptly deliver any such exhibit to either Agent or any Bank upon request therefor); copies of all registration statements of the Company or any Subsidiary filed with the SEC (other than on Form S-8); and copies of all proxy statements or other communications made to shareholders generally concerning material developments in the business of the Company or any Subsidiary.

10.1.5 Notice of Default, Litigation and ERISA Matters. Promptly upon becoming aware of any of the following, written notice describing the same and the steps being taken by the Company or the Subsidiary affected thereby with respect thereto:

(a)the occurrence of an Event of Default or an Unmatured Event of Default;

(b)any litigation, arbitration or governmental investigation or proceeding not previously disclosed by the Company to the Banks which has been instituted or, to the knowledge of the Company, is threatened against the Company or any Subsidiary or to which any of the properties of any thereof is subject which, if adversely determined, might reasonably be expected to have a Material Adverse Effect;

(c)the institution of any steps by any member of the Controlled Group or any other Person to terminate any Pension Plan other than a “standard termination” in accordance with Section 4041(b) of ERISA, or the failure of any member of the Controlled Group to make a required contribution to any Pension Plan (if such failure is sufficient to give rise to a lien under Section 302(f) of ERISA) or to any Multiemployer Pension Plan, or the taking of any action with respect to a Pension Plan which could result in the requirement that the Company furnish a bond or other security to the PBGC or such Pension Plan, or the occurrence of any event with respect to any Pension Plan or Multiemployer Pension Plan which could result in the incurrence by any member of the Controlled Group of any material liability, fine or penalty (including any claim or demand for withdrawal liability or partial withdrawal from any Multiemployer Pension Plan), or any notice that any Multiemployer Pension Plan is in reorganization, that increased contributions may be required to avoid a reduction in plan benefits or the imposition of an excise tax, that any such plan is or has been funded at a rate less than that required under Section 412 of the Code, that any such plan is or may be terminated, or that any such plan is or may become insolvent;

(d)any cancellation (without replacement) or material change in any material insurance maintained by the Company or any Subsidiary; or

(e)any other event (including any violation of any Environmental Law or the assertion of any Environmental Claim) which might reasonably be expected to have a Material Adverse Effect.

10.1.6Subsidiaries. Promptly upon any change in the list of its Subsidiaries from that set forth on Schedule 9.8 (or in the most recent notice pursuant to this Section), notification of such change.

10.1.7Management Reports. Promptly upon the request of either Agent or any Bank through the Administrative Agent, copies of all detailed financial and management reports submitted to the Company by independent auditors in connection with each annual or interim audit made by such auditors of the books of the Company.

10.1.8Other Information. From time to time such other information concerning the Company and its Subsidiaries as either Agent or any Bank through the Administrative Agent may reasonably request.

10.2Books, Records and Inspections. Keep, and cause each Subsidiary to keep, its books and records in accordance with sound business practices sufficient to allow the preparation of financial statements in accordance with GAAP; permit, and cause each Subsidiary to permit, either Agent (which may be accompanied by any Bank) or any representative thereof upon reasonable prior notice to inspect the properties and operations of the Company and of such Subsidiary; and permit, and cause each Subsidiary to permit, at any reasonable time during normal business hours and with reasonable notice (or at any time without notice if an Event of Default exists), either Agent (which may be accompanied by any Bank) or any representative thereof to visit any or all of its offices, to discuss its financial matters with its officers and its independent auditors (and the Company hereby authorizes such independent auditors to discuss such financial matters with either Agent (which may be accompanied by any Bank) or any representative thereof, provided that the Company shall have the right to be present at any such discussions so long as no Event of Default exists), to examine (and photocopy extracts from) any of its books or other financial or operating records and, at any time an Event of Default or Unmatured Event of Default exists, to conduct field examinations of the accounts receivable, inventory and equipment of the Company and its Subsidiaries.

10.3Insurance. Maintain, and cause each Subsidiary to maintain, with responsible insurance companies, such insurance as may be required by any law or governmental regulation or court decree or order applicable to it and such other insurance, to such extent and against such hazards and liabilities, as is customarily maintained by companies similarly situated; and, upon request of either Agent or any Bank through the Administrative Agent, furnish to such Agent or to the Administrative Agent for delivery to such Bank a certificate setting forth in reasonable detail the nature and extent of all insurance maintained by the Company and its Subsidiaries.

10.4Compliance with Laws; Payment of Taxes. (a) Comply, and cause each Subsidiary to comply, in all material respects with all material applicable laws (including Environmental Laws and ERISA), rules, regulations, decrees, orders, judgments, licenses and permits; and (b) pay, and cause each Subsidiary to pay, prior to delinquency, all Federal taxes and all other material taxes and governmental charges against it or any of its property and all other lawful claims which, if unpaid, would by law become a Lien on its property; provided that the foregoing shall not require the Company or any Subsidiary to pay any such tax, charge or claim so long as it shall contest the validity thereof in good faith by appropriate proceedings and shall set aside on its books adequate reserves with respect thereto.

10.5Maintenance of Existence, etc. Maintain and preserve, and (subject to Section 10.9) cause each Significant Subsidiary to maintain and preserve, (a) its existence and good standing in the jurisdiction of its incorporation and (b) its qualification and good standing as a foreign corporation in each jurisdiction where the nature of its business makes such qualification necessary (except in those instances in which the failure to be qualified or in good standing does not have a Material Adverse Effect).

10.6Financial Covenants.

10.6.1Minimum Net Worth. Not permit Net Worth to be less than the sum of (i) $340,000,000 plus (ii) 50% of Consolidated Net Income for each Fiscal Quarter ending after December 31, 2003 (excluding any Fiscal Quarter in which there is a loss) plus (iii) 75% of the Net Cash Proceeds of all issuances of equity securities by the Company or any Subsidiary (other than issuances to the Company or another Subsidiary) after the Effective Date.

10.6.2Funded Debt to EBITDA Ratio. Not permit the Funded Debt to EBITDA Ratio as of the last day of any Computation Period, beginning with the Computation Period ended March 31, 2004, to exceed 3.75 to 1.0.

10.6.3Interest Coverage Ratio. Not permit the Interest Coverage Ratio as of the last day of any Computation Period, beginning with the Computation Period ended March 31, 2004, to be less than 3.75 to 1.0.

10.6.4Senior Funded Debt to EBITDA Ratio. Not permit the Senior Funded Debt to EBITDA Ratio as of the last day of any Computation Period, beginning with the Computation Period ended June 30, 2004, to exceed 2.75 to 1.0.

10.7Limitations on Debt. Not, and not permit any Subsidiary to, create, incur, assume or suffer to exist any Debt, except:

(a)obligations in respect of the Loans, the L/C Applications and the Letters of Credit (including obligations under the Guaranty);

(b)Debt arising under Capital Leases; provided that the aggregate amount of Debt arising under all Capital Leases (other than Capital Leases listed on Schedule 10.7 and refinancings thereof permitted by clause (j)) shall not at any time exceed $25,000,000;

(c)Debt secured by Liens permitted by subsections 10.8(f), (g) and (j); provided that the aggregate amount of all such Debt shall not at any time exceed $25,000,000;

(d)Debt outstanding on the date hereof and listed in Schedule 10.7 (excluding Debt to be Repaid);

(e)Debt of Subsidiaries owed to the Company;

(f)Hedging Obligations of the Company or any Subsidiary incurred in the ordinary course of business for bona fide hedging purposes and not for speculation;

(g)unsecured Debt of the Company to Subsidiaries;

(h)Debt to be Repaid; provided that all Debt to be Repaid shall be repaid on the Effective Date;

(i)Subordinated Debt;

(j)refinancings of any Debt permitted under subsections (c) and (d) above so long as the terms applicable to such refinanced Debt are no less favorable to the Company or the applicable Subsidiary than the terms in effect immediately prior to such refinancing;

(k)unsecured Debt of the Company or a Subsidiary denominated in currencies other than US Dollars; provided that the aggregate amount of all such Debt shall not at any time exceed an amount equivalent to $25,000,000; and

(l)other unsecured Debt of the Company; provided that the aggregate amount of all such Debt shall not at any time exceed $35,000,000.

10.8Liens. Not, and not permit any Subsidiary to, create or permit to exist any Lien on any of its real or personal properties, assets or rights of whatsoever nature (whether now owned or hereafter acquired), except:

(a)Liens for taxes or other governmental charges not at the time delinquent or thereafter payable without penalty or being contested in good faith by appropriate proceedings and, in each case, for which it maintains adequate reserves, provided that no notice of lien has been filed or recorded under the Code;

(b)Liens arising in the ordinary course of business (such as (i) Liens of carriers, warehousemen, mechanics and materialmen and other similar Liens imposed by law and (ii) Liens incurred in connection with worker’s compensation, unemployment compensation and other types of social security (excluding Liens arising under ERISA) or in connection with surety bonds, bids, performance bonds and similar obligations) for sums not overdue or being contested in good faith by appropriate proceedings and not involving any deposits or advances or borrowed money or the deferred purchase price of property or services, and, in each case, for which it maintains adequate reserves;

(c)Liens identified in Schedule 10.8;

(d)attachments, appeal bonds, judgments and other similar Liens, for sums not in the aggregate exceeding $10,000,000, arising in connection with court proceedings, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

(e)easements, rights of way, restrictions, minor defects or irregularities in title and other similar Liens not interfering in any material respect with the ordinary conduct of the business of the Company or any Subsidiary;

(f)subject to subsection 10.7(c), Liens on assets of any Person which becomes a Subsidiary after the date of this Agreement, provided that such Liens existed at the time such Person became a Subsidiary and were not created in anticipation thereof;

(g)subject to subsection 10.7(c), purchase money security interests on any property acquired or held by the Company or any Subsidiary in the ordinary course of business, securing Debt (other than Debt under Capital Leases) incurred or assumed for the purpose of financing all or any part of the cost of acquiring such property; provided that (i) any such Lien attaches to such property concurrently with or within 20 days after the acquisition thereof, (ii) such Lien attaches solely to the property so acquired in such transaction, and (iii) the principal amount of the Debt secured thereby does not exceed 100% of the cost of such property;

(h)Liens securing obligations in respect of Capital Leases attaching solely to the assets subject to such Capital Leases; provided that such Capital Leases are otherwise permitted hereunder;

(i)Liens arising solely by virtue of any statutory or common law provision relating to banker’s liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Company or the applicable Subsidiary in excess of those set forth by regulations promulgated by the FRB and (ii) such deposit account is not intended by the Company or any Subsidiary to provide a collateral to the depository institution; and

(j)other Liens securing obligations not at any time exceeding $10,000,000.

10.9Mergers, Consolidations, Sales. Not, and not permit any Subsidiary to, be a party to any merger or consolidation, make any Acquisition, purchase or otherwise acquire any partnership or joint venture interest in any other Person, or sell, transfer, convey or lease all or any substantial part of its assets, or sell or assign with or without recourse any receivables, except for:

(a)any such merger or consolidation, sale, transfer, conveyance, lease or assignment of or by any wholly-owned Subsidiary into the Company or into, with or to any other wholly-owned Subsidiary;

(b) any such purchase or other acquisition by the Company or any wholly-owned Subsidiary of the assets or stock of any wholly-owned Subsidiary;

(c)Permitted Acquisitions; and

(d)sales and dispositions of assets (including the stock of Subsidiaries) made for fair market value so long as (i) no Event of Default or Unmatured Event of Default exists or would result therefrom; (ii) the purchase price therefor shall be paid in cash or by a promissory note in form and substance satisfactory to the Agents (and the aggregate outstanding principal amount of all such notes shall not at any time exceed $15,000,000), and (iii) the Net Cash Proceeds of all such sales and dispositions in any Fiscal Year shall not exceed 35% of Tangible Net Worth as of the last day of the immediately preceding Fiscal Year.

10.10Use of Proceeds. Use the proceeds of the Loans solely (i) to refinance the Existing Credit Facility, (ii) to finance Permitted Acquisitions and (iii) for capital expenditures, working capital and other general corporate purposes.

10.11Further Assurances. Cause each Significant Subsidiary (other than any Foreign Subsidiary, but including any Significant Subsidiary created or acquired, and any Subsidiary which becomes a Significant Subsidiary, after the date hereof) to execute and deliver a counterpart of the Guaranty, and deliver, or cause the applicable Guarantor to deliver, to the Administrative Agent such documents as either Agent (or the Required Banks acting through the Administrative Agent) may reasonably request (including opinions of counsel) to confirm that the Guaranty is the legal, valid and binding obligation of each Guarantor.

10.12Transactions with Affiliates. Not, and not permit any Subsidiary to, enter into, or cause, suffer or permit to exist any transaction, arrangement or contract with any of its other Affiliates (other than the Company and its Subsidiaries) which is on terms which are less favorable than are obtainable from any Person which is not one of its Affiliates.

10.13Employee Benefit Plans. Maintain, and cause each Subsidiary to maintain, each Pension Plan in substantial compliance with all applicable requirements of law and regulations.

10.14Environmental Laws. Conduct, and cause each Subsidiary to conduct, its operations and keep and maintain its property in material compliance with all Environmental Laws (other than Immaterial Laws).

10.15Unconditional Purchase Obligations. Not, and not permit any Subsidiary to, enter into or be a party to any material contract for the purchase of materials, supplies or other property or services, if such contract requires that payment be made by it regardless of whether or not delivery is ever made of such materials, supplies or other property or services; provided that the foregoing shall not prohibit the Company or any Subsidiary from entering into options for the purchase of particular assets or businesses.

10.16Inconsistent Agreements. Not, and not permit any Subsidiary to, enter into any agreement containing any provision which (a) would be violated or breached by any borrowing, or the obtaining of any Letter of Credit, by the Company hereunder or by the performance by the Company or any Subsidiary of any of its obligations hereunder or under any other Loan Document or (b) would prohibit the Company or any Subsidiary from granting to the Administrative Agent, for the benefit of the Banks, a Lien on any of its assets.

10.17Business Activities. Not, and not permit any Subsidiary to, engage in any line of business other than the same or similar lines of business engaged in by the Company and its Subsidiaries as of the date hereof and reasonable extensions thereof.

10.18Advances and Other Investments. Not, and not permit any Subsidiary to, make, incur, assume or suffer to exist any Investment in any other Person, except (without duplication) the following:

(a)bank deposits in the ordinary course of business;

(b)extensions of credit in the nature of accounts receivable or notes receivable arising from the sale of goods or services in the ordinary course of business;

(c) equity Investments existing on the Effective Date in wholly-owned Subsidiaries;

(d)in the ordinary course of business, contributions by the Company to the capital of any Subsidiary, or by any Subsidiary to the capital of any of its Subsidiaries;

(e)in the ordinary course of business, Investments by the Company in any Subsidiary or by any Subsidiary in the Company, by way of intercompany loans, advances or guaranties, all to the extent permitted by Section 10.7;

(f)Suretyship Liabilities to the extent permitted by Section 10.7;

(g)Permitted Acquisitions (and good faith deposits made in connection with prospective Permitted Acquisitions);

(h)travel and similar advances made to officers and employees in the ordinary course of business not at any time exceeding $2,000,000 in the aggregate;

(i)loans to officers and employees (in addition to advances described in clause (h) above) not at any time exceeding (i) $1,000,000 in the aggregate to any single individual or (ii) $3,000,000 in the aggregate for all such individuals;

(j)Cash Equivalent Investments;

(k)the Guaranty; and

(l)other Investments not at any time exceeding in the aggregate $25,000,000 (without taking account of any writedown in the value of any Investment);

provided that no Investment otherwise permitted by clause (d), (f), (g) or (i) shall be permitted to be made if, immediately before or after giving effect thereto, any Event of Default or Unmatured Event of Default shall have occurred and be continuing.

10.19Margin Stock. Not permit the amount of all Margin Stock owned by the Company and its Subsidiaries to exceed 15% of the total consolidated assets of the Company and its Subsidiaries.

10.20Non-Guarantor Subsidiaries. Not permit Subsidiaries which are not Guarantors to have, in the aggregate, (a) assets with a value of more than 15% of the total value of the consolidated assets of the Company and its Subsidiaries, taken as a whole, or (b) revenues in any Fiscal Quarter which constitute more than 15% of the consolidated revenues of the Company and its Subsidiaries, taken as a whole, for such Fiscal Quarter.

SECTION 11EFFECTIVENESS; CONDITIONS OF LENDING, ETC.

11.1Effectiveness. This Agreement shall become effective on the date (the “Effective Date”), which shall not occur later than May 5, 2004, on which (a) each of the conditions precedent specified in Section 11.2 shall have been satisfied and (b) the Administrative Agent shall have received (i) all amounts which are then due and payable pursuant to Section 5 and (to the extent billed) Section 14.6; and (ii) all of the following, each duly executed and dated the Effective Date (or such earlier date as shall be satisfactory to the Agents), each in form and substance satisfactory to the Agents, and each (except for the Notes, of which only the originals shall be signed) in sufficient number of signed counterparts to provide one for each Bank:

11.1.1Notes. The Notes.

11.1.2Resolutions. Certified copies of resolutions of the Board of Directors of the Company authorizing or ratifying the execution, delivery and performance by the Company of this Agreement, the Notes and the L/C Applications; and certified copies of resolutions of the Board of Directors of each Guarantor authorizing or ratifying the execution, delivery and performance by such Guarantor of the Guaranty.

11.1.3Consents, etc. Certified copies of all documents evidencing any necessary corporate action, consents and governmental approvals (if any) required for the execution, delivery and performance by the Company and each Guarantor of the documents referred to in this Section 11.

11.1.4Incumbency and Signature Certificates. A certificate of the Secretary or an Assistant Secretary of the Company and each Guarantor as of the Effective Date certifying the names of the officer or officers of such entity authorized to sign the Loan Documents to which such entity is a party, together with a sample of the true signature of each such officer (it being understood that the Agents and each Bank may conclusively rely on each such certificate until formally advised by a like certificate of any changes therein).

11.1.5Guaranty. The Guaranty executed by each Significant Subsidiary which is to be a Guarantor as of the Effective Date.

11.1.6Opinion of Counsel for the Company and the Guarantors. The opinions of (a) Charldene S. Schneier, inside counsel to the Company and the Guarantors and (b) Mayer, Brown, Rowe & Maw LLP, special Illinois counsel to the Syndication Agent.

11.1.7Other. Such other documents as the either Agent or any Bank may reasonably request.

11.2Conditions to All Credit Extensions of Credit. The obligation of each Bank to make each Loan and of each Issuing Bank to issue each Letter of Credit is subject to the condition that the Effective Date shall have occurred and to the following further conditions precedent:

11.2.1Compliance with Warranties, No Default, etc. Both before and after giving effect to such Credit Extension:

(a)the representations and warranties of the Company set forth in this Agreement (excluding Sections 9.6, 9.8 and 9.17) shall be true and correct in all material respects with the same effect as if then made (except to the extent stated to relate to an earlier date, in which case such representations and warranties shall be true and correct in all material respects as of such earlier date);

(b)except as disclosed by the Company pursuant to Section 9.6,

(i)no litigation (including derivative actions), arbitration proceeding, labor controversy or governmental investigation or proceeding shall be pending or, to the knowledge of the Company, threatened against the Company or any of its Subsidiaries which might reasonably be expected to have a Material Adverse Effect or which purports to affect the legality, validity or enforceability of this Agreement or any other Loan Document; and

(ii)no development shall have occurred in any litigation (including derivative actions), arbitration proceeding, labor controversy or governmental investigation or proceeding disclosed pursuant to Section 9.6 which might reasonably be expected to have a Material Adverse Effect; and

(c)no Event of Default or Unmatured Event of Default shall have then occurred and be continuing, and neither the Company nor any of its Subsidiaries shall be in violation of any law or governmental regulation or court order or decree where such violation or violations singly or in the aggregate might reasonably be expected to have a Material Adverse Effect.

11.3Confirmatory Certificate. If requested by either Agent or any Bank (acting through the Administrative Agent), the Administrative Agent shall have received (in sufficient counterparts to provide one to each Bank) a certificate dated the date of such requested Credit Extension and signed by a duly authorized representative of the Company as to the matters set forth in Section 11.2.1 (it being understood that each request by the Company for a Credit Extension shall be deemed to constitute a warranty by the Company that the conditions precedent set forth in Section 11.2.1 will be satisfied at the time of the making of such Credit Extension), together with such other documents as either Agent or any Bank (acting through the Administrative Agent) may reasonably request in support thereof.

SECTION 12EVENTS OF DEFAULT AND THEIR EFFECT.

12.1Events of Default. Each of the following shall constitute an Event of Default under this Agreement:

12.1.1Non-Payment of the Loans, etc. Default in the payment when due of the principal of any Loan or any reimbursement obligation with respect to any Letter of Credit; or default, and continuance thereof for five days, in the payment when due of any interest, fee or other amount payable by the Company hereunder or under any other Loan Document.

12.1.2Non-Payment of Other Debt. Any default shall occur under the terms applicable to any Debt of the Company or any Subsidiary (other than Debt hereunder) in an aggregate principal amount (for all such Debt so affected) exceeding $15,000,000 and such default shall (a) consist of the failure to pay such Debt when due (subject to any applicable grace period), whether by acceleration or otherwise, or (b) accelerate the maturity of such Debt or permit the holder or holders thereof, or any trustee or agent for such holder or holders, to cause such Debt to become due and payable prior to its expressed maturity.

12.1.3Other Material Obligations. Default in the payment when due, or in the performance or observance of, any material obligation of, or condition agreed to by, the Company or any Subsidiary with respect to any material purchase or lease of goods or services where such default, singly or in the aggregate with other such defaults, would reasonably be expected to have a Material Adverse Effect (except only to the extent that the existence of any such default is being contested by the Company or such Subsidiary in good faith and by appropriate proceedings and appropriate reserves have been made in respect of such default).

12.1.4Bankruptcy, Insolvency, etc. The Company or any Significant Subsidiary becomes insolvent or generally fails to pay, or admits in writing its general inability or refusal to pay, debts as they become due; or the Company or any Significant Subsidiary applies for, consents to, or acquiesces in the appointment of a trustee, receiver or other custodian for the Company or such Significant Subsidiary or any substantial part of the property thereof, or makes a general assignment for the benefit of creditors; or, in the absence of such application, consent or acquiescence, a trustee, receiver or other custodian is appointed for the Company or any Significant Subsidiary or for any substantial part of the property thereof and is not discharged within 60 days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution or liquidation proceeding (except the voluntary dissolution, not under any bankruptcy or insolvency law, of a Significant Subsidiary), is commenced in respect of the Company or any Significant Subsidiary, and if such case or proceeding is not commenced by the Company or such Significant Subsidiary, an order for relief is entered therein, or such case or proceeding is consented to or acquiesced in by the Company or such Significant Subsidiary or remains for 60 days undismissed; or the Company or any Significant Subsidiary takes any corporate action to authorize, or in furtherance of, any of the foregoing.

12.1.5Non-Compliance with Provisions of this Agreement. (a) Failure by the Company to comply with or to perform any covenant set forth in Sections 10.1.5(a), 10.5 through 10.9, 10.12 or 10.19; (b) failure by the Company to comply with or to perform any covenant set forth in Sections 10.10, 10.11 or 10.18 and continuance of such failure for ten days after an Executive Officer obtains actual knowledge; or (c) failure by the Company to comply with or to perform any other provision of this Agreement (and not constituting an Event of Default under any of the other provisions of this Section 12) and continuance of such failure for 30 days after notice thereof to the Company from either Agent or any Bank (acting through the Administrative Agent).

12.1.6Representations and Warranties. Any representation or warranty made by the Company herein is breached or is false or misleading in any material respect, or any schedule, certificate, financial statement, report, notice or other writing furnished by the Company to either Agent or any Bank in connection herewith is false or misleading in any material respect on the date as of which the facts therein set forth are stated or certified.

12.1.7Pension Plans. (i) Institution of any steps by the Company or any other Person to terminate a Pension Plan if as a result of such termination the Company could be required to make a contribution to such Pension Plan, or could incur a liability or obligation to such Pension Plan, in excess of $1,000,000; (ii) a contribution failure occurs with respect to any Pension Plan sufficient to give rise to a Lien under section 302(f) of ERISA; or (iii) there shall occur any withdrawal or partial withdrawal from a Multiemployer Pension Plan and the withdrawal liability (without unaccrued interest) to Multiemployer Pension Plans as a result of such withdrawal (including any outstanding withdrawal liability that the Company and the Controlled Group have incurred on the date of such withdrawal) exceeds $1,000,000.

12.1.8Judgments. Final judgments which exceed an aggregate of $10,000,000 shall be rendered against the Company, or any Subsidiary and shall not have been paid, discharged or vacated or had execution thereof stayed pending appeal within 30 days after entry or filing of such judgments.

12.1.9Invalidity of Guaranty. The Guaranty shall cease to be in full force and effect, any Guarantor shall fail (subject to any applicable grace period) to comply with or to perform any applicable provision of the Guaranty, or the Company or any Guarantor (or any Person by, through or on behalf of the Company or any Guarantor) shall contest in any manner the validity, binding nature or enforceability of the Guaranty with respect to any Guarantor.

12.1.10 Change in Control. (a) Any Person or group of Persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934) shall acquire beneficial ownership (within the meaning of Rule 13d-3 promulgated under such Act) of 20% or more of the outstanding shares of common stock of the Company; or (b) during any 12-month period, individuals who at the beginning of such period constituted the Company’s Board of Directors (together with any new directors whose election by the Company’s Board of Directors or whose nomination for election by the Company’s shareholders was approved by a vote of at least two-thirds of the directors who either were directors at beginning of such period or whose election or nomination was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company.

12.2Effect of Event of Default. If any Event of Default described in Section 12.1.4 shall occur, the Commitments (if they have not theretofore terminated) shall immediately terminate and the Loans and all other obligations hereunder shall become immediately due and payable and the Company shall become immediately obligated to deliver to the Administrative Agent cash collateral in an amount equal to the outstanding face amount of all Letters of Credit, all without presentment, demand, protest or notice of any kind; and, if any other Event of Default shall occur and be continuing, the Administrative Agent (upon written request of the Required Banks) shall declare the Commitments (if they have not theretofore terminated) to be terminated and/or declare all Loans and all other obligations hereunder to be due and payable and/or demand that the Company immediately deliver to the Administrative Agent cash collateral in amount equal to the outstanding face amount of all Letters of Credit, whereupon the Commitments (if they have not theretofore terminated) shall immediately terminate and/or all Loans and all other obligations hereunder shall become immediately due and payable and/or the Company shall immediately become obligated to deliver to the Administrative Agent cash collateral in an amount equal to the face amount of all Letters of Credit, all without presentment, demand, protest or notice of any kind. The Administrative Agent shall promptly advise the Company of any such declaration, but failure to do so shall not impair the effect of such declaration. Notwithstanding the foregoing, the effect as an Event of Default of any event described in Section 12.1.1 or Section 12.1.4 may be waived by the written concurrence of all of the Banks, and the effect as an Event of Default of any other event described in this Section 12 may be waived by the written concurrence of the Required Banks. Any cash collateral delivered hereunder shall be held by the Administrative Agent and applied to obligations arising in connection with any drawing under a Letter of Credit. After the expiration or termination of all Letters of Credit, such cash collateral shall be applied by the Administrative Agent to any remaining obligations hereunder and any excess shall be delivered to the Company or as a court of competent jurisdiction may direct.

SECTION 13THE AGENTS.

13.1Appointment and Authorization. Each Bank hereby irrevocably (subject to Section 13.9) appoints, designates and authorizes each Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to such Agent by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, neither Agent shall have any duties or responsibilities except those expressly set forth herein, nor shall either Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against either Agent. Without limiting the generality of the foregoing sentence, the use of the term “agent” herein and in the other Loan Documents with reference to an Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

(a)Each Issuing Bank shall act on behalf of the Banks with respect to any Letters of Credit issued by it and the documents associated therewith. Each Issuing Bank shall have all of the benefits and immunities (i) provided to the Agents in this Section 13 with respect to any acts taken or omissions suffered by such Issuing Bank in connection with Letters of Credit issued by it or proposed to be issued by it and the L/C Applications pertaining to such Letters of Credit as fully as if the term “Agent”, as used in this Section 13 and in the definition of “Agent-Related Person”, included such Issuing Bank with respect to such acts or omissions and (ii) as additionally provided in this Agreement with respect to the Issuing Banks.

(b)The Swing Line Bank shall have all of the benefits and immunities (i) provided to the Agents in this Section 13 and in the definition of “Agent-Related Person” with respect to any acts taken or omissions suffered by the Swing Line Bank in connection with Swing Line Loans made or proposed to be made by it as fully as if the term “Agent”, as used in this Section 13, included the Swing Line Bank with respect to such acts or omissions and (ii) as additionally provided in this Agreement with respect to the Swing Line Bank.

13.2Delegation of Duties. Either Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys in fact and shall be entitled to advice of counsel and other consultants and experts concerning all matters pertaining to such duties. Neither Agent shall be responsible for the negligence or misconduct of any agent or attorney in fact that it selects in the absence of gross negligence or willful misconduct.

13.3Liability of Agents. None of the Agent Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct in connection with its duties expressly set forth herein), or (ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by the Company or any Subsidiary or Affiliate of the Company, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by either Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Company or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent Related Person shall be under any obligation to any Bank or any Participant to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Company or any of the Company’s Subsidiaries or Affiliates.

13.4Reliance by Agents. (a) Each Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, communication, signature, representation, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, electronic mail message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by such Agent. Each Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Banks as it deems appropriate and, if it so requests, confirmation from the Banks of their obligation to indemnify such Agent against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. Each Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Banks (or such greater number of Banks as may be expressly required hereby in any instance) and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks.

13.5 (b) For purposes of determining compliance with the conditions specified in Section 11.1, each Bank that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Administrative Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to a Bank unless the Administrative Agent shall have received notice from such Bank prior to the proposed Effective Date specifying its objection thereto.

13.6Notice of Default. Neither Agent shall be deemed to have knowledge or notice of the occurrence of any Event of Default or Unmatured Event of Default (except, in the case of the Administrative Agent, with respect to defaults in the payment of principal, interest and fees required to be paid to the Administrative Agent for the account of the Banks), unless such Agent shall have received written notice from a Bank, the other Agent or the Company referring to this Agreement, describing such Event of Default or Unmatured Event of Default and stating that such notice is a “notice of default”. The Administrative Agent will notify the Banks of its receipt of any such notice. The Administrative Agent shall take such action with respect to such Event of Default or Unmatured Event of Default as may be requested by the Required Banks in accordance with Section 12; provided that unless and until the Administrative Agent has received any such request, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Event of Default or Unmatured Event of Default as it shall deem advisable or in the best interest of the Banks.

13.7Credit Decision. Each Bank acknowledges that none of the Agent Related Persons has made any representation or warranty to it, and that no act by any Agent-Related Person hereafter taken, including any consent to and acceptance of any assignment or any review of the affairs of the Company, any Subsidiary or any Affiliate thereof, shall be deemed to constitute a representation or warranty by any Agent-Related Person to any Bank as to any matter, including whether Agent-Related Persons have disclosed material information in their possession. Each Bank represents to the Agents and the Lead Arranger that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries, and all applicable bank or other regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Company hereunder. Each Bank also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Company. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Administrative Agent, neither Agent shall have any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial or other condition or creditworthiness of the Company, any Subsidiary or any Affiliate thereof which may come into the possession of any Agent Related Person.

13.8Indemnification. Whether or not the transactions contemplated hereby are consummated, the Banks shall indemnify upon demand the Agent Related Persons (to the extent not reimbursed by or on behalf of the Company or any Guarantor and without limiting the obligation of the Company or any Guarantor to do so), pro rata, from and against any and all Indemnified Liabilities to the extent that any such unreimbursed Indemnified Liabilities were incurred by or asserted against the Administrative Agent or the Syndication Agent in its capacity as such, or against any other Agent-Related Person acting for the Administrative Agent or the Syndication Agent in connection with such capacity; provided that (a) no Bank shall be liable for any payment to any Agent Related Person of any portion of the Indemnified Liabilities to the extent determined in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Person’s gross negligence or willful misconduct and (b) no action taken in accordance with the directions of the Required Banks shall be deemed to constitute gross negligence of willful misconduct for purposes of this Section. Without limitation of the foregoing, each Bank shall reimburse each Agent upon demand for its ratable share of any costs or out of pocket expenses (including reasonable fees of attorneys for such Agent (including the allocable costs of internal legal services and all disbursements of internal counsel)) incurred by such Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that such Agent is not reimbursed for such expenses by or on behalf of the Company. The undertaking in this Section shall survive repayment of the Loans, cancellation of the Notes, cancellation or expiration of the Letters of Credit and the Commitments, any termination of this Agreement and the resignation of either Agent.

13.9Agents in Individual Capacity. Bank of America, M&I and their respective Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Company and its Subsidiaries and Affiliates as though Bank of America were not the Syndication Agent hereunder or an Issuing Bank and M&I were not the Administrative Agent, an Issuing Bank or the Swing Line Bank, and without notice to or consent of the Banks. The Banks acknowledge that, pursuant to such activities, Bank of America or M&I or their respective Affiliates may receive information regarding the Company or its Subsidiaries (including information that may be subject to confidentiality obligations in favor of the Company or such Subsidiary) and acknowledge that neither Agent shall be under any obligation to provide such information to them. With respect to their Loans, Bank of America, M&I and their respective Affiliates shall have the same rights and powers under this Agreement as any other Bank and may exercise such rights and powers as though they were not Agents, Issuing Banks or, in the case of M&I, the Swing Line Bank, and the terms “Bank” and “Banks” include Bank of America and M&I and, to the extent applicable, their respective Affiliates in their individual capacities.

13.10Resignation of Agents. Either Agent may, and at the request of the Required Banks shall, resign as an Agent upon 30 days’ notice to the Banks. If the Administrative Agent resigns, the Required Banks shall, with (so long as no Event of Default exists) the consent of the Company (which shall not be unreasonably withheld or delayed), appoint from among the Banks a successor administrative agent for the Banks. If no successor administrative agent is appointed prior to the effective date of the resignation of the Administrative Agent, the resigning Administrative Agent may appoint, after consulting with the Banks and the Company, a successor administrative agent from among the Banks. Upon the acceptance of its appointment as successor administrative agent hereunder, such successor administrative agent shall succeed to all the rights, powers and duties of the resigning Administrative Agent, and the term “Administrative Agent” shall mean such successor administrative agent, and the resigning Administrative Agent’s appointment, powers and duties as Administrative Agent shall be terminated. After any Agent’s resignation hereunder as an Agent, the provisions of this Section 13 and Sections 14.6 and 14.12 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was an Agent under this Agreement. If the Administrative Agent resigns and no successor administrative agent has accepted appointment as Administrative Agent by the date which is 30 days following the resigning Administrative Agent’s notice of resignation, the resigning Administrative Agent’s resignation shall nevertheless thereupon become effective and the Banks shall perform all of the duties of the Administrative Agent hereunder until such time, if any, as the Required Banks appoint a successor administrative agent as provided for above. Notwithstanding the foregoing, M&I may not be required to resign as the Administrative Agent at the request of the Required Banks unless M&I shall also simultaneously be replaced as an “Issuing Bank” and the “Swing Line Bank” hereunder pursuant to documentation in form and substance reasonably satisfactory to M&I; and Bank of America may not be required to resign as an Agent at the request of the Required Banks unless Bank of America shall also simultaneously be replaced as an “Issuing Bank” hereunder pursuant to documentation in form and substance reasonably satisfactory to Bank of America.

13.11Withholding Tax.

(a)If any Bank is a “foreign corporation, partnership or trust” within the meaning of the Code and such Bank claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Bank agrees to deliver to the Administrative Agent:

(i)if such Bank claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, properly completed Internal Revenue Service (“IRS”) Form W 8BEN before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

(ii)if such Bank claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Bank, two properly completed and executed copies of IRS Form W-8ECI before the payment of any interest is due in the first taxable year of such Bank and in each succeeding taxable year of such Bank during which interest may be paid under this Agreement, and IRS Form W 9; and

(iii)such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

Such Bank agrees to promptly notify the Administrative Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

(b)If any Bank claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form W-8BEN and such Bank sells, assigns, grants a participation in, or otherwise transfers all or part of the obligations of the Company to such Bank, such Bank agrees to notify the Administrative Agent of the percentage amount in which it is no longer the beneficial owner of such obligations of the Company hereunder. To the extent of such percentage amount, the Administrative Agent will treat such Bank’s IRS Form W-8BEN as no longer valid.

(c)If any Bank claiming exemption from United States withholding tax by filing IRS Form W-8EIC with the Administrative Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the obligations of the Company to such Bank hereunder, such Bank agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

(d)If any Bank is entitled to a reduction in the applicable withholding tax, the Administrative Agent may withhold from any interest payment to such Bank an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to the Administrative Agent, then the Administrative Agent may withhold from any interest payment to such Bank not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

(e)If the IRS or any other governmental authority of the United States or any other jurisdiction asserts a claim that the Administrative Agent did not properly withhold tax from amounts paid to or for the account of any Bank (because the appropriate form was not delivered or was not properly executed, or because such Bank failed to notify the Administrative Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Bank shall indemnify the Administrative Agent fully for all amounts paid, directly or indirectly, by the Administrative Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Administrative Agent under this Section, together with all costs and expenses (including reasonable fees of attorneys for the Administrative Agent (including the allocable costs of internal legal services and all disbursements of internal counsel)). The obligation of the Banks under this subsection shall survive the repayment of the Loans, cancellation of the Notes, cancellation or expiration of the Letters of Credit, any termination of this Agreement and the resignation of the Administrative Agent.

13.12Guaranty Matters. The Banks irrevocably authorize the Administrative Agent, at its option and in its discretion, to release any Guarantor from its obligations under the Guaranty if such Person ceases to be a Subsidiary as a result of a transaction permitted hereunder. Upon request by the Administrative Agent at any time, the Banks will confirm in writing the Administrative Agent’s authority to release any Guarantor from its obligations under the Guaranty pursuant to this Section 13.11.

13.13 Funding Reliance. Unless the Company or any Bank has notified the Administrative Agent, prior to the date any payment is required to be made by it to the Administrative Agent hereunder, that the Company or such Bank, as the case may be, will not make such payment, the Administrative Agent may assume that the Company or such Bank, as the case may be, has timely made such payment and may (but shall not be so required to), in reliance thereon, make available a corresponding amount to the Person entitled thereto. If and to the extent that such payment was not in fact made to the Administrative Agent in immediately available funds, then:

(i)if the Company failed to make such payment, each Bank shall forthwith on demand repay to the Administrative Agent the portion of such assumed payment that was made available to such Bank in immediately available funds, together with interest thereon in respect of each day from and including the date such amount was made available by the Administrative Agent to such Bank to the date such amount is repaid to the Administrative Agent in immediately available funds at the Federal Funds Rate from time to time in effect; and

(ii)if any Bank failed to make such payment, such Bank shall forthwith on demand pay to the Administrative Agent the amount thereof in immediately available funds, together with interest thereon for the period from the date such amount was made available by the Administrative Agent to the Company to the date such amount is recovered by the Administrative Agent (the “Compensation Period”) at a rate per annum equal to the Federal Funds Rate from time to time in effect. If such Bank pays such amount to the Administrative Agent, then such amount shall constitute such Bank’s Loan included in the applicable borrowing. If such Bank does not pay such amount forthwith upon the Administrative Agent’s demand therefor, the Administrative Agent may make a demand therefor upon the Company, and the Company shall pay such amount to the Administrative Agent, together with interest thereon for the Compensation Period at a rate per annum equal to the rate of interest applicable to the applicable borrowing. Nothing herein shall be deemed to relieve any Bank from its obligation to fulfill its Commitment or to prejudice any rights which the Administrative Agent or the Company may have against any Bank as a result of any default by such Bank hereunder.

A notice of the Administrative Agent to any Bank or the Company with respect to any amount owing under this Section shall be conclusive, absent manifest error.

13.14 Administrative Agent May File Proofs of Claim. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any Guarantor, the Administrative Agent (irrespective of whether the principal of any Loan, reimbursement obligation or other obligation shall then be due and payable as herein expressed or by declaration or otherwise and irrespective of whether the Administrative Agent shall have made any demand on the Company) shall be entitled and empowered, by intervention in such proceeding or otherwise

(a)to file and prove a claim for the whole amount of the principal and interest owing and unpaid in respect of the Loans, reimbursement obligations in respect of Letters of Credit and all other obligations of the Company and the Guarantors under the Loan Documents that are owing and unpaid and to file such other documents as may be necessary or advisable in order to have the claims of the Banks and the Agents (including any claim for the reasonable compensation, expenses, disbursements and advances of the Banks and the Agents and their respective agents and counsel and all other amounts due the Banks and the Agents under Sections 5 and 14.6) allowed in such judicial proceeding; and

(b)to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Bank to make such payments to the Administrative Agent and, in the event that the Administrative Agent shall consent to the making of such payments directly to the Banks, to pay to the Administrative Agent any amount due for the reasonable compensation, expenses, disbursements and advances of the Administrative Agent and its agents and counsel, and any other amounts due the Administrative Agent under Sections 5 and 14.6.

Nothing contained herein shall (i) be deemed to authorize the Administrative Agent to authorize or consent to or accept or adopt on behalf of any Bank any plan of reorganization, arrangement, adjustment or composition affecting the obligations of the Company and the Guarantors under the Loan Documents or the rights of any Bank or to authorize the Administrative Agent to vote in respect of the claim of any Bank in any such proceeding or (ii) preclude any Bank from filing and proving its own claims against the Company, any Guarantor or any other Person.

13.15 Other Agents. Except as expressly set forth herein, none of the Banks or other Persons identified on the facing page or signature pages of this Agreement as the “Syndication Agent” or a “Co-Documentation Agent” shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than, in the case of such Banks, those applicable to all Banks as such. Without limiting the foregoing, none of the Banks or other Persons so identified shall have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on any of the Banks or other Persons so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

SECTION 14GENERAL.

14.1Waiver; Amendments. No delay on the part of either Agent or any Bank in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise by any of them of any right, power or remedy preclude other or further exercise thereof, or the exercise of any other right, power or remedy. No amendment, modification or waiver of, or consent with respect to, any provision of this Agreement or the Notes shall be effective unless the same shall be in writing and signed and delivered by the Required Banks, and then any such amendment, modification, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No amendment, modification, waiver or consent shall (i) increase the Commitment of any Bank, (ii) extend any scheduled date for payment of any principal of or interest on any Loan or any fees payable hereunder or (iii) reduce the principal amount of any Loan, the rate of interest thereon or any fees payable hereunder, without, in each case, the consent of each Bank directly affected thereby; and no amendment, modification, waiver or consent shall (x) release all or substantially all of the Subsidiaries party thereto from the Guaranty, (y) change any provision of this Section or reduce the aggregate Percentage required to effect an amendment, modification, waiver or consent or (z) change any provision of Section 7.6, without, in each case, the consent of all Banks. No provisions of Section 13 or other provision of this Agreement affecting an Agent in its capacity as such shall be amended, modified or waived without the consent of such Agent. No provision of this Agreement relating to the rights or duties of an Issuing Bank in its capacity as such shall be amended, modified or waived without the consent of such Issuing Bank. No provision of this Agreement affecting the Swing Line Bank in its capacity as such shall be amended, modified or waived without the written consent of the Swing Line Bank.

14.2Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Agreement.

14.3Notices. Except as otherwise provided in Sections 2.2 and 2.3, all notices hereunder shall be in writing (including facsimile transmission) and shall be sent to the applicable party at its address shown on Schedule 14.3 or at such other address as such party may, by written notice received by the other parties, have designated as its address for such purpose. Notices sent by facsimile transmission shall be deemed to have been given when sent and receipt of such facsimile is confirmed; notices sent by mail shall be deemed to have been given three Business Days after the date when sent by registered or certified mail, postage prepaid; and notices sent by hand delivery or overnight courier service shall be deemed to have been given when received. For purposes of Sections 2.2 and 2.3, the Administrative Agent and the Swing Line Bank shall be entitled to rely on telephonic instructions from any person that the Administrative Agent or the Swing Line Bank in good faith believes is an authorized officer or employee of the Company, and the Company shall hold the Administrative Agent, the Swing Line Bank and each other Bank harmless from any loss, cost or expense resulting from any such reliance.

14.4Computations. Where the character or amount of any asset or liability or item of income or expense is required to be determined, or any consolidation or other accounting computation is required to be made, for the purpose of this Agreement, such determination or calculation shall, to the extent applicable and except as otherwise specified in this Agreement, be made in accordance with GAAP, consistently applied; provided that if the Company notifies the Administrative Agent that the Company wishes to amend any covenant in Section 10 to eliminate or to take into account the effect of any change in GAAP on the operation of such covenant (or if the Administrative Agent notifies the Company that the Required Banks wish to amend Section 10 for such purpose), then the Company’s compliance with such covenant shall be determined on the basis of GAAP in effect immediately before the relevant change in GAAP became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Company and the Required Banks.

14.5Regulation U. Each Bank represents that it in good faith is not relying, either directly or indirectly, upon any Margin Stock as collateral security for the extension or maintenance by it of any credit provided for in this Agreement.

14.6Costs, Expenses and Taxes. The Company agrees to pay on demand all reasonable out-of-pocket costs and expenses of the Agents and the Lead Arranger (including the reasonable fees and charges of counsel for the Agents and the Lead Arranger and of local counsel, if any, who may be retained by such counsel) in connection with the preparation, execution, delivery and administration of this Agreement, the other Loan Documents and all other documents provided for herein or delivered or to be delivered hereunder or in connection herewith (including any amendments, supplements or waivers to any Loan Documents), and all reasonable out-of-pocket costs and expenses (including reasonable attorneys’ fees, court costs and other legal expenses and allocated costs of staff counsel) incurred by either Agent and each Bank in connection with the enforcement of this Agreement, the other Loan Documents or any such other documents. In addition, the Company agrees to pay, and to save the Agents, the Lead Arranger and the Banks harmless from all liability for, (a) any stamp or other taxes (excluding income taxes and franchise taxes based on net income) which may be payable in connection with the execution and delivery of this Agreement, the borrowings hereunder, the issuance of the Notes or the execution and delivery of any other Loan Document or any other document provided for herein or delivered or to be delivered hereunder or in connection herewith and (b) any fees of the Company’s auditors and, if an Event of Default or Unmatured Event of Default exists, any costs and expenses of either Agent or any Bank in connection with any reasonable exercise by either Agent or any Bank of its rights pursuant to Section 10.2. All obligations provided for in this Section 14.6 shall survive repayment of the Loans, cancellation of the Notes, cancellation or expiration of the Letters of Credit and any termination of this Agreement.

14.7Captions. Section captions used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

14.8Successors and Assigns. This Agreement shall be binding upon the Company, the Agents and the Banks and their respective successors and assigns, and shall inure to the benefit of the Company, the Agents and the Banks and the successors and assigns of the Agents and the Banks.

14.9Assignments; Participations.

14.9.1Assignments. Any Bank may, with the prior written consent of the Agents and, so long as no Unmatured Event of Default or Event of Default has occurred and is continuing, the Company (which consents shall not be unreasonably delayed or withheld), at any time assign and delegate to one or more commercial banks or other Persons (any Person to whom such an assignment and delegation is to be made being herein called an “Assignee”), all or any fraction of such Bank’s Loans and Commitment (which assignment and delegation shall be of a constant, and not a varying, percentage of all the assigning Bank’s Loans and Commitment) in a minimum aggregate amount equal to the lesser of (i) the amount of the assigning Bank’s remaining Commitment and (ii) $5,000,000; provided that (a) no assignment and delegation may be made to any Person if, at the time of such assignment and delegation, the Company would be obligated to pay any greater amount under Section 7.7 or Section 8 to the Assignee than the Company is then obligated to pay to the assigning Bank under such Sections (and if any assignment is made in violation of the foregoing, the Company will not be required to pay the incremental amounts) and (b) the Company and the Agents shall be entitled to continue to deal solely and directly with such Bank in connection with the interests so assigned and delegated to an Assignee until the date when all of the following conditions shall have been met:

(x) five Business Days (or such lesser period of time as the Agents and the assigning Bank shall agree) shall have passed after written notice of such assignment and delegation, together with payment instructions, addresses and related information with respect to such Assignee, shall have been given to the Company and the Agents by such assigning Bank and the Assignee,

(y) the assigning Bank and the Assignee shall have executed and delivered to the Company and the Agents an assignment agreement substantially in the form of Exhibit D (an “Assignment Agreement”), together with any documents required to be delivered hereunder, which Assignment Agreement shall have been accepted by the Agents, and

(z) the assigning Bank or the Assignee shall have paid the Administrative Agent a processing fee of $3,500.

From and after the date on which the conditions described above have been met, (x) such Assignee shall be deemed automatically to have become a party hereto and, to the extent that rights and obligations hereunder have been assigned and delegated to such Assignee pursuant to such Assignment Agreement, shall have the rights and obligations of a Bank hereunder, and (y) the assigning Bank, to the extent that rights and obligations hereunder have been assigned and delegated by it pursuant to such Assignment Agreement, shall be released from its obligations hereunder. Within five Business Days after the effectiveness of any assignment and delegation to a Person that is not currently a Bank hereunder, the Company shall execute and deliver to the Administrative Agent (for delivery to the Assignee) a new Note dated the effective date of such assignment. Any attempted assignment and delegation not made in accordance with this Section 14.9.1 shall be null and void.

Notwithstanding the foregoing provisions of this Section 14.9.1 or any other provision of this Agreement, any Bank may at any time assign all or any portion of its Loans and its Note to a Federal Reserve Bank (but no such assignment shall release any Bank from any of its obligations hereunder).

14.9.2Participations. Any Bank may at any time sell to one or more commercial banks or other Persons participating interests in any Loan owing to such Bank, the Note held by such Bank, the Commitment of such Bank, the direct or participation interest of such Bank in any Letter of Credit or Swing Line Loan or any other interest of such Bank hereunder (any Person purchasing any such participating interest being herein called a “Participant”). In the event of a sale by a Bank of a participating interest to a Participant, (x) such Bank shall remain the holder of its Note for all purposes of this Agreement, (y) the Company and the Administrative Agent shall continue to deal solely and directly with such Bank in connection with such Bank’s rights and obligations hereunder and (z) all amounts payable by the Company shall be determined as if such Bank had not sold such participation and shall be paid directly to such Bank. No Participant shall have any direct or indirect voting rights hereunder except with respect to any of the events described in the third sentence of Section 14.1. Each Bank agrees to incorporate the requirements of the preceding sentence into each participation agreement which such Bank enters into with any Participant. The Company agrees that if amounts outstanding under this Agreement and the Notes are due and payable (as a result of acceleration or otherwise), each Participant shall be deemed to have the right of setoff in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement or such Note; provided that such right of setoff shall be subject to the obligation of each Participant to share with the Banks, and the Banks agree to share with each Participant, as provided in Section 7.6. The Company also agrees that each Participant shall be entitled to the benefits of Section 7.7 and Section 8 as if it were a Bank (provided that no Participant shall receive any greater compensation pursuant to Section 7.7 or Section 8 than would have been paid to the participating Bank if no participation had been sold).

14.10Payments Set Aside. To the extent that any payment by or on behalf of the Company is made to the Administrative Agent or any Bank, or the Administrative Agent or any Bank exercises its right of set-off, and such payment or the proceeds of such set-off or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any proceeding under any bankruptcy, insolvency or similar law or otherwise, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and each Bank severally agrees to pay to the Administrative Agent upon demand its applicable share of any amount so recovered from or repaid by the Administrative Agent, plus interest thereon from the date of such demand to the date such payment is made at a rate per annum equal to the Federal Funds Rate from time to time in effect.

14.11Governing Law. This Agreement and each Note shall be a contract made under and governed by and construed and interpreted in accordance with, the laws of the State of Illinois applicable to contracts made and to be performed entirely within such State. Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. All obligations of the Company and rights of the Agents and the Banks expressed herein or in any other Loan Document shall be in addition to and not in limitation of those provided by applicable law.

14.12Indemnification by the Company. In consideration of the execution and delivery of this Agreement by the Agents and the Banks and the agreement to extend the Commitments provided hereunder, the Company hereby agrees to indemnify, exonerate and hold the Agents, the Lead Arranger, each Bank and each of their respective officers, directors, employees, Affiliates and agents (each a “Bank Party”) free and harmless from and against any and all actions, causes of action, suits, losses, liabilities, damages and expenses, including reasonable attorneys’ fees and charges, settlement costs and, without duplication, allocated costs of staff counsel (collectively, the “Indemnified Liabilities”), incurred by the Bank Parties or any of them as a result of, or arising out of, or relating to (i) any tender offer, merger, purchase of stock, purchase of assets or other similar transaction financed or proposed to be financed in whole or in part, directly or indirectly, with the proceeds of any of the Loans, (ii) any Commitment, Loan or Letter of Credit or the use or proposed use of the proceeds therefrom (including any refusal by the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) the use, handling, release, emission, discharge, transportation, storage, treatment or disposal of any Hazardous Substance at any property owned or leased by the Company or any Subsidiary, (iv) any violation of any Environmental Law with respect to conditions at any property owned or leased by the Company or any Subsidiary or the operations conducted thereon, (v) the investigation, cleanup or remediation of offsite locations at which the Company or any Subsidiary or their respective predecessors are alleged to have directly or indirectly disposed of hazardous substances or (vi) the execution, delivery, performance or enforcement of this Agreement or any other Loan Document by any of the Bank Parties; provided that such indemnity shall not, as to any Indemnified Party, be available to the extent that such liabilities, obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses or disbursements are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnified Party. If and to the extent that the foregoing undertaking may be unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law. Nothing set forth above shall be construed to relieve any Bank Party from any obligation it may have under this Agreement. No Indemnified Party shall be liable for any damages arising from the use by others of any information or other materials obtained through IntraLinks or other similar information transmission systems in connection with this Agreement, nor shall any Indemnified Party have any liability for any indirect or consequential damages relating to this Agreement or any other Loan Document or arising out of its activities in connection herewith or therewith (whether before or after the Effective Date). All amounts due under this Section 14.12 shall be payable within ten Business Days after demand therefor. All obligations provided for in this Section 14.12 shall survive repayment of the Loans, cancellation of the Notes, cancellation or expiration of the Letters of Credit and any termination of this Agreement.

14.13Forum Selection and Consent to Jurisdiction. ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF ILLINOIS OR IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS. THE COMPANY HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF ILLINOIS AND OF THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS FOR THE PURPOSE OF ANY SUCH LITIGATION AS SET FORTH ABOVE. THE COMPANY FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID TO SUCH ADDRESS AS DETERMINED PURSUANT TO SECTION 14.3, BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF ILLINOIS. THE COMPANY HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

14.14Waiver of Jury Trial. EACH OF THE COMPANY, EACH AGENT AND EACH BANK HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS AGREEMENT, ANY NOTE, ANY OTHER LOAN DOCUMENT AND ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH OR ARISING FROM ANY BANKING RELATIONSHIP EXISTING IN CONNECTION WITH ANY OF THE FOREGOING, AND AGREES THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

14.15Restatement of Existing Credit Facility.

(a)The Company and the Banks agree that on the Effective Date, (i) the Existing Credit Facility shall be deemed to be restated in the form hereof; it being understood that all provisions thereof which by their terms survive any termination thereof shall continue in full force and effect (without duplicating the obligations of any Person under this Agreement); and (ii) the Percentages of the Banks shall be reallocated in accordance with the terms hereof.

(b)To facilitate the reallocation described in clause (a), on the Effective Date, (i) all “Swing Line Loans” under the Existing Credit Facility shall be deemed to be Swing Line Loans and all “Revolving Loans” under the Existing Credit Facility shall be deemed to be Revolving Loans, (ii) each Bank which is a party to the Existing Credit Facility (an “Existing Bank”) shall transfer to the Administrative Agent an amount equal to the excess, if any, of such Bank’s Percentage of all outstanding Revolving Loans hereunder (including any Revolving Loans requested by the Company on the Effective Date) over the outstanding amount of all of such Bank’s “Revolving Loans” under the Existing Credit Facility, (iii) each Bank that is not a party to the Existing Credit Facility shall transfer to the Administrative Agent an amount equal to such Bank’s Percentage of all outstanding Revolving Loans hereunder (including any Revolving Loans requested by the Company on the Effective Date), (iv) the Administrative Agent shall apply the funds received from the Banks pursuant to clauses (ii) and (iii), first, on behalf of the Banks (pro rata according to the amount of the loans each is required to purchase to achieve the reallocation described in clause (a)), to purchase from each Existing Bank which has “Revolving Loans” under the Existing Credit Facility in excess of such Bank’s Percentage of all then-outstanding Revolving Loans hereunder (including any Revolving Loans requested by the Company on the Effective Date), a portion of such loans equal to such excess, second, to pay to each Existing Bank all interest, fees and other amounts (including amounts payable pursuant to Section 8.4 of the Existing Credit Facility, assuming for such purpose that the loans under the Existing Credit Facility were prepaid rather than reallocated on the Effective Date) owed to such Existing Bank under the Existing Credit Facility (whether or not otherwise then due) and, third, as the Company shall direct, (v) the Company shall select new Interest Periods to apply to all Revolving Loans hereunder (or, to the extent the Company fails to do so, such Revolving Loans shall be Base Rate Loans).

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.

REGAL-BELOIT CORPORATION

By: /s/ Kenneth F. Kaplan

Name: Kenneth F. Kaplan

Title: Vice President, Chief Financial Officer and Secretary

M&I MARSHALL & ILSLEY BANK, as Administrative Agent, Issuing Bank, Swing Line Bank and as a Bank

By: /s/ James R. Miller_______________________

Name: _James R. Miller____________________

Title: __Vice President _____________________

By: /s/ Stephen F. Geimer____________________

Name: __Stephen F. Geimer___________________

Title: _Senior Vice President__________________

BANK OF AMERICA, N.A., as Syndication Agent and as a Bank

By: __/s/ Mark R. Motuelle___________________

Name: __Mark R. Motuelle___________________

Title: __Vice President _____________________

SCHEDULE 1.1

PRICING SCHEDULE

The Base Rate Margin, the Eurodollar Margin, the Non-Use Fee Rate and the LC Fee Rate for Letters of Credit, respectively, shall be determined in accordance with the table below and the other provisions of this Schedule 1.1.

	Level I	Level II	Level III	Level IV
Rate for Non-Use Fee	0.200%	0.250%	0.300%	0.350%
Eurodollar Margin	0.750%	0.875%	1.125%	1.500%
Base Rate Margin	0.000%	0.000%	0.000%	0.250%
LC Fee Rate for Letters of Credit	0.750%	0.875%	1.125%	1.500%

The Non-Use Fee Rate shall be reduced, without duplication, by (a) 0.050% at any time that the Total Outstandings are greater than 33% of the Commitment Amount and (b) 0.075% at any time that the Total Outstandings are greater than 50% of the Commitment Amount.

Level I applies when the Funded Debt to EBITDA Ratio is less than 2.25 to 1.

Level II applies when the Funded Debt to EBITDA Ratio is equal to or greater than 2.25 to 1 but less than 2.75 to 1.

Level III applies when the Funded Debt to EBITDA Ratio is equal to or greater than 2.75 to 1 but less than 3.25 to 1.

Level IV applies when the Funded Debt to EBITDA Ratio is equal to or greater than 3.25 to 1.

Initially, the applicable Level shall be Level III. The applicable Level shall be adjusted, to the extent applicable, 45 days (or, in the case of the last Fiscal Quarter of any Fiscal Year, 60 days) after the end of each Fiscal Quarter based on the Funded Debt to EBITDA Ratio as of the last day of such Fiscal Quarter; provided that if the Company fails to deliver the financial statements required by Section 10.1.1 or 10.1.2, as applicable, and the related certificate required by Section 10.1.3 by the 45th day (or, if applicable, the 60th day) after any Fiscal Quarter, Level IV shall apply until such financial statements are delivered.

SCHEDULE 2.1

BANKS AND PERCENTAGES

Bank	Commitment	Percentage
Bank of America, N.A.	$32,500,000	14.444444445%
M&I Marshall Ilsley Bank	$32,500,000	14.444444444%
Wachovia Bank, N.A.	$25,000,000	11.111111111%
National City Bank of Michigan/Illinois	$17,500,000	7.777777778%
U.S. Bank National Association	$25,000,000	11.111111111%
Harris Trust and Savings Bank	$25,000,000	11.111111111%
The Northern Trust Company	$15,000,000	6.666666667%
Deutsche Bank Trust Company Americas	$10,000,000	4.444444444%
Sumitomo Mitsui Banking Corporation	$15,000,000	6.666666667%
Bank Hapoalim B.M.	$10,000,000	4.444444444%
The Bank of Tokyo-Mitsubishi, Ltd.	$17,500,000	7.777777778%
TOTALS	$225,000,000	100.000000000%

SCHEDULE 2.3.1(a)

EXISTING LETTERS OF CREDIT

M&I Marshall & Ilsley Bank

770 North Water Street

Milwaukee, WI 53202 (414) 765-7700

Number: SB 3830

Beneficiary: Reliance Insurance Company

Amount: $210,990

For: Workers Compensation Deductible Plans 1/1/94 – 10/1/97

Term: 4/1/04 - 3/31/05

SCHEDULE 9.6

LITIGATION AND CONTINGENT LIABILITIES

Litigation: None

Labor and Employment: None

Contingent Liabilities:

1. Bid and Performance Bonds

Thomson Technology – (subsidiary)

Amount: $1,173,000

Expiration: 1/3/05

2. Medical liabilities (estimated)

As of: 3/30/04

Amount: $3,295,000

SCHEDULE 9.8

SUBSIDIARIES

SCHEDULE 9.15

ENVIRONMENTAL MATTERS

The Company recently received a Special Notice letter from the U.S. Environmental Protection Agency (“USEPA”) which set a 60-day negotiation period to respond with a good faith offer. During subsequent negotiations, the Company will prepare an additional response to the USEPA’s claims of the Company’s status as a Potential Responsible Party (“PRP”) with respect to the Evergreen Manor Site.

The USEPA noticed three companies: Waste Management, Ecolab, and REGAL-BELOIT Corporation to conduct or finance the Remedial Design (“RD”) and enter into an Administrative Consent Agreement (“AOC”). The RD includes ground water testing, soil vapor monitoring, and air monitoring, which the USEPA has estimated at a maximum cost of $8,500,000. The PRPs met with the USEPA and proposed a phased approach, which the USEPA is considering. This will potentially limit the RD cost to a few hundred thousand dollars split amount the three parties. The USEPA estimates that natural attenuation will resolve the environmental issues in 3-12 years. In addition to the RD costs, they are seeking reimbursement of prior costs for the site in the amount of $1,649,000. We believe that we can negotiate a significant reduction in prior site costs.

The USEPA’s designation of the three companies is based on their prior March 1999 AOC in which the three companies contributed a portion of the cost toward connecting 200 homes to a public water system. No admissions of responsibility were made at that time. The parties paid $2,100,000 to the USEPA and $100,000 to the Illinois EPA with REGAL-BELOIT Corporation’s share at 26% or $576,000. The USEPA’s prior costs were forgiven.

At this time, the Company believes it is premature to estimate its potential exposure. In considering the USEPA’s maximum potential costs, the Company’s share might approach $1,700,000 after taxes based on the Company’s allocated share in the 1999 negotiations. However, the Company believes that its costs will likely be significantly less. Therefore, the Company reasonably concludes that this matter will not have a material adverse effect on the Company.

SCHEDULE 10.7

EXISTING DEBT TO REMAIN OUTSTANDING AFTER CLOSING

1. Loan from Marathon County Development Company (McDevco):

For: Marathon Electric Manufacturing Corporation

Amount: $1,000,000; Current balance as of 3/30/04: $769,695

Project: Building expansion

Effective: 1/1/00

Term: 7 Years

2. Hub City, Inc. (Brookings, SD)

Supplemental Economic Development Revenue Bonds Series 1984, #70-90497

Dated: 4/15/84

Amount: $300,000; Current balance as of 3/30/04: $6,579

Expiration: 6/1/04

3. Durst Division

Loan with Wisconsin Power & Light for energy saving relighting of plant

Current balance as of 3/30/04: $221,779

Matures: December 2007

4. Loan of Shanghai-Marathon GeXin Electric Co., Ltd. (joint venture)

Current balance as of 3/30/04: $769,362

Matures 2008

5. LEESON Electric – (Lincoln, MO facility)

a. Benton County, MO Industrial Development Revenue Bond

Dated: 9/6/01 – Series 2001

Due Date: 8/1/16

Amount: $2,000,000

b. Benton County, MO Industrial Development Revenue Bond

Dated: 9/26/02 – Series 2002

Due Date: 8/1/16

Amount: $1,000,000

SCHEDULE 10.8

EXISTING LIENS

1. Benton County, MO Industrial Development Revenue Bonds

Series 2001 (Amount $2,000,000) and

Series 2002 (Amount $1,000,000)

Collateral: Land and buildings at Lincoln, MO motor manufacturing facility, plus a small amount of machinery and equipment purchased with remainder of bond proceeds

SCHEDULE 14.3

ADDRESSES FOR NOTICES

REGAL-BELOIT CORPORATION

200 State Street

Beloit, Wisconsin 53511

Attention: Chief Financial Officer

Telephone: (608) 364-8800

Facsimile: (608) 364-8818

BANK OF AMERICA, N.A., as Syndication Agent, and as a Bank

Agency Management Services

231 South LaSalle Street

Chicago, Illinois 60697

Attention: Mark Motuelle

Telephone: (312) 828-4192

Facsimile: (312) 974-0333

M&I MARSHALL & ILSLEY BANK, as Administrative Agent, as Issuing Bank,

as Swing Line Bank, and as a Bank

770 North Water Street

Milwaukee, Wisconsin 53202

Attention: James R. Miller, Vice President

Telephone: (414) 765-7600

Facsimile: (414) 765-7625

WACHOVIA BANK, N.A., as Co-Documentation Agent and as a Bank

301 South College Street, 5th Floor

NC0760

Charlotte, North Carolina 28288-0760

Attention: Sara Warren, Director, Vice President

Telephone: (704) 383-4498

Facsimile: (704) 383-1625

National City Bank of Michigan/Illinois

2021 Spring Road, Suite 600

Oak Brook, Illinois 60523

Attention: Tiffany Cozzolino, Vice President

Telephone: (630) 954-5782

Facsimile: (630) 954-3730

U.S. Bank National Association, as Co-Documentation Agent and as a Bank

777 E. Wisconsin Avenue

Milwaukee, Wisconsin 53202

Attention: Caroline V. Krider, Vice President and Senior Lender

Telephone: (414) 765-5971

Facsimile: (414) 765-4632

Harris Trust and Savings Bank, as Co-Documentation Agent and as a Bank

111 W. Monroe – 10W

Chicago, Illinois 60603-4095

Attention: Derek Cook, Vice President

Telephone: (312) 461-3593

Facsimile: (312) 461-2591

The Northern Trust Company

50 S. LaSalle Street

Chicago, Illinois 60675

Attention: Peter Martinets, Vice President

Telephone: (312) 444-4715

Facsimile: (312) 444-7028

Deutsche Bank Trust Company Americas

60 Wall Street

Mail Stop 60-4305

New York, New York 10005

Attention: Diane Rolfe, Vice President

Telephone: (212) 250-6143

Facsimile: (212) 797-5690

Sumitomo Mitsui Banking Corporation

277 Park Avenue

New York, New York 10172

Attention: Nadine Burnett, Vice President

Telephone: (212) 224-4132

Facsimile: (212) 224-4384

Bank Hapoalim B.M.

225 N. Michigan Ave.

Suite 900

Chicago, Illinois 60601-7601

Attention: Thomas J. Hepperle, Vice President

Telephone: (312) 228-6420

Facsimile: (312) 228-6490

The Bank of Tokyo-Mitsubishi, Ltd.

227 West Monroe Street, Suite 2300

Chicago, IL 60606

Attention: Wayne Yamanaka, Vice President

Telephone: (312) 696-4664

Facsimile: (312) 696-4535

GUARANTY

THIS GUARANTY dated as of May 5, 2004 is executed in favor of M&I MARSHALL & ILSLEY BANK (“M&I”), individually and as Administrative Agent (as defined below), and the Lender Parties (as defined below).

W I T N E S S E T H:

WHEREAS, Regal-Beloit Corporation (the “Company”), various financial institutions (the “Banks”), Bank of America, N.A., as documentation agent and syndication agent (in such capacity, the “Documentation and Syndication Agent”), and M&I Marshall & Ilsley Bank, as administrative agent (in such capacity, the “Administrative Agent”), have entered into an Amended and Restated Credit Agreement dated as of May 5, 2004 (the “Credit Agreement;” capitalized terms used but not defined herein have the respective meanings ascribed thereto in the Credit Agreement); and

WHEREAS, each of the undersigned will benefit from the making of loans and the issuance of letters of credit pursuant to the Credit Agreement and is willing to guaranty the Liabilities (as defined below) as hereinafter set forth;

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, each of the undersigned agrees as follows:

Section 1. Guaranty. Each of the undersigned hereby jointly and severally, unconditionally, and irrevocably, as primary obligor and not merely as surety, guarantees the full and prompt payment when due, whether by acceleration or otherwise, and at all times thereafter, of (a) all obligations of the Company, howsoever created, arising or evidenced, whether direct or indirect, absolute or contingent, now or hereafter existing, or due or to become due, which arise out of or in connection with the Credit Agreement or any other Loan Document, as the same may be amended, modified, restated, extended or renewed from time to time, (b) all Hedging Obligations of the Company to any Lender Party and (c) all costs and expenses paid or incurred by the Administrative Agent or any Lender Party in enforcing this Guaranty against such undersigned (all such obligations being herein collectively called the “Liabilities”); provided, however, that the liability of each of the undersigned hereunder shall be limited to the maximum amount of the Liabilities which such undersigned may guaranty without violating any fraudulent conveyance or fraudulent transfer law. As used herein, “Lender Party” means the Documentation and Syndication Agent, each Bank and any Affiliate of a Bank that is a party to an interest rate swap or other agreement pursuant to which the Company has any Hedging Obligations.

Section 2. Payment Prior to Maturity of Liabilities. Each of the undersigned agrees that, in the event of the occurrence of any Event of Default under Section 12.1.4 of the Credit Agreement, and if such event shall occur at a time when any of the Liabilities may not then be due and payable, such undersigned will pay to the Administrative Agent for the account of the Lender Parties forthwith the full amount which would be payable hereunder by such undersigned if all Liabilities were then due and payable.

Section 3. Setoff. To secure all obligations of each of the undersigned hereunder, each of the undersigned agrees that the Administrative Agent and each Lender Party shall have all rights of set-off and bankers’ lien provided by applicable law, and, at any time an Event of Default exists, may apply toward the payment of such obligations, whether or not then due, any and all balances, credits, deposits, accounts or moneys of or in the name of such undersigned now or hereafter with the Administrative Agent or such Lender Party.

Section 4. Continuing Guaranty. This Guaranty shall in all respects be a continuing, irrevocable, absolute and unconditional guaranty of payment and performance only and not of collectibility, and shall remain in full force and effect (notwithstanding, without limitation, the dissolution of any of the undersigned, that at any time or from time to time no Liabilities are outstanding or any other circumstance) until all Commitments have terminated and all Liabilities have been paid in full.

Section 5. Returned Payments. Each of the undersigned further agrees that if at any time all or any part of any payment theretofore applied by the Administrative Agent or any Lender Party to any of the Liabilities is or must be rescinded or returned by the Administrative Agent or such Lender Party for any reason whatsoever (including, without limitation, the insolvency, bankruptcy or reorganization of the Company or any of the undersigned), such Liabilities shall, for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by the Administrative Agent or such Lender Party, and this Guaranty shall continue to be effective or be reinstated, as the case may be, as to such Liabilities, all as though such application by the Administrative Agent or such Lender Party had not been made.

Section 6. Certain Permitted Actions. The Administrative Agent or any Lender Party may, from time to time, at its sole discretion and without notice to the undersigned (or any of them), take any or all of the following actions without affecting the obligations of the undersigned hereunder: (a) retain or obtain the primary or secondary obligation of any obligor or obligors, in addition to the undersigned, with respect to any of the Liabilities, (b) extend or renew any of the Liabilities for one or more periods (whether or not longer than the original period), alter or exchange any of the Liabilities, or release or compromise any obligation of any of the undersigned hereunder or any obligation of any nature of any other obligor with respect to any of the Liabilities, and (c) resort to the undersigned (or any of them) for payment of any of the Liabilities when due, whether or not the Administrative Agent or such Lender Party shall have proceeded against any other of the undersigned or any other obligor primarily or secondarily obligated with respect to any of the Liabilities.

Section 7. Delay of Subrogation. Notwithstanding any payment made by or for the account of any of the undersigned pursuant to this Guaranty, the undersigned shall not be subrogated to any rights of the Administrative Agent or any Lender Party until such time as this Guaranty shall have been discontinued as to all of the undersigned and the Administrative Agent and the Lender Parties shall have received payment of the full amount of all Liabilities.

Section 8. Certain Waivers. Each of the undersigned hereby expressly waives: (a) notice of the acceptance by the Administrative Agent or any Lender Party of this Guaranty, (b) notice of the existence or creation or non-payment of any of the Liabilities, (c) presentment, demand, notice of dishonor, protest, and all other notices whatsoever and (d) all diligence in collection or protection of or realization upon any Liabilities or any security for or guaranty of any Liabilities.

Section 9. Additional Liabilities. The creation or existence from time to time of additional Liabilities to the Administrative Agent or any Lender Party or any of them is hereby authorized, without notice to the undersigned (or any of them), and shall in no way affect or impair the rights of the Administrative Agent or any Lender Party or the obligations of the undersigned under this Guaranty.

Section 10. Assignment or Transfer of Liabilities. The Administrative Agent and any Lender Party may from time to time, without notice to the undersigned (or any of them), assign or transfer any or all of the Liabilities or any interest therein; and, notwithstanding any such assignment or transfer or any subsequent assignment or transfer thereof, such Liabilities shall be and remain Liabilities for the purposes of this Guaranty, and each and every immediate and successive assignee or transferee of any of the Liabilities or of any interest therein shall, to the extent of the interest of such assignee or transferee in the Liabilities, be entitled to the benefits of this Guaranty to the same extent as if such assignee or transferee were a Lender Party.

Section 11. General. (a) No delay on the part of the Administrative Agent or any Lender Party in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by the Administrative Agent or any Lender Party of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy; nor shall any modification or waiver of any provision of this Guaranty be binding upon the Administrative Agent or any Lender Party except as expressly set forth in a writing duly signed and delivered on behalf of the Administrative Agent (or, if at any time there is no Administrative Agent, the Required Banks or, if required pursuant to Section 14.1 of the Credit Agreement, all Banks). No action of the Administrative Agent or any Lender Party permitted hereunder shall in any way affect or impair the rights of the Administrative Agent or any Lender Party or the obligations of the undersigned under this Guaranty. For purposes of this Guaranty, Liabilities shall include all obligations of the Company to the Administrative Agent or any Lender Party arising under or in connection with any Loan Document and all Hedging Obligations to any Lender Party, notwithstanding any right or power of the Company or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such obligation, and no such claim or defense shall affect or impair the obligations of the undersigned hereunder.

(b) Pursuant to the Credit Agreement, (i) this Guaranty has been delivered to the Administrative Agent and (ii) the Administrative Agent has been authorized to enforce this Guaranty on behalf of itself and each of the Lender Parties. All payments by the undersigned pursuant to this Guaranty shall be made to the Administrative Agent for ratable application to the Liabilities or, if there is no Administrative Agent, to the Lender Parties for their ratable benefit.

(c) This Guaranty shall be binding upon the undersigned and the successors and assigns of the undersigned; and to the extent that the Company or any of the undersigned is a partnership, corporation, limited liability company or other entity, all references herein to the Company and to the undersigned, respectively, shall be deemed to include any successor or successors, whether immediate or remote, to such entity. The term “undersigned” as used herein shall mean all parties executing this Guaranty and each of them, and all such parties shall be jointly and severally obligated hereunder.

(d) This Guaranty has been delivered at Chicago, Illinois, and shall be construed in accordance with and governed by the internal laws of the State of Illinois. Wherever possible each provision of this Guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Guaranty.

(e) This Guaranty may be executed in any number of counterparts and by the different parties hereto on separate counterparts, and each such counterpart shall be deemed to be an original but all such counterparts shall together constitute one and the same Guaranty. At any time after the date of this Guaranty, one or more additional Persons may become parties hereto by executing and delivering to the Administrative Agent an additional signature page for this Guaranty. Immediately upon such execution and delivery (and without any further action), each such additional Person will become a party to, and will be bound by all of the terms of, this Guaranty.

(f) ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS GUARANTY, SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF ILLINOIS OR IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS. EACH OF THE UNDERSIGNED HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF ILLINOIS AND OF THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS FOR THE PURPOSE OF ANY SUCH LITIGATION AS SET FORTH ABOVE. EACH OF THE UNDERSIGNED FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID, TO THE ADDRESS SET FORTH UNDER ITS NAME ON THE SIGNATURE PAGES HEREOF (OR SUCH OTHER ADDRESS AS IT SHALL HAVE SPECIFIED IN WRITING TO THE ADMINISTRATIVE AGENT AS ITS ADDRESS FOR NOTICES HEREUNDER) OR BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF ILLINOIS. EACH OF THE UNDERSIGNED HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

(g) EACH OF THE UNDERSIGNED, AND (BY ACCEPTING THE BENEFITS HEREOF) EACH OF THE ADMINISTRATIVE AGENT AND EACH LENDER PARTY, HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS GUARANTY, OR ANY OTHER LOAN DOCUMENT AND ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH OR ARISING FROM ANY FINANCING RELATIONSHIP EXISTING IN CONNECTION WITH ANY OF THE FOREGOING, AND AGREES THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

IN WITNESS WHEREOF, this Guaranty has been duly executed and delivered as of the day and year first above written.

LEESON ELECTRIC CORPORATION

HUB CITY, INC.

MARATHON ELECTRIC MANUFACTURING CORPORATION

By: ______________________________________

Name: Kenneth F. Kaplan

Title: Secretary and Treasurer

Signature page for the Guaranty dated as of May 5, 2004 issued by various subsidiaries of Regal-Beloit Corporation (the “Company”) in favor of M&I Marshall & Ilsley Bank, as Administrative Agent, under the Credit Agreement dated as of May 5, 2004 with the Company and various other parties, and the Lender Parties referred to in such Guaranty.

The undersigned is executing this signature page for purposes of becoming a party to the Guaranty:

[NAME OF NEW GUARANTOR]

By: ________________________________________

Name: ______________________________________

Title: _______________________________________

Address:

EXHIBIT A

FORM OF NOTE

_________, ____

Chicago, Illinois

FOR VALUE RECEIVED, the undersigned, REGAL-BELOIT CORPORATION (the “Company”), promises to pay to the order of                    (the “Bank”) the aggregate unpaid principal amount of all Loans made by the Bank to the Company pursuant to the Amended and Restated Credit Agreement dated as of May 5, 2004 ( the “Credit Agreement”) among the Company, various financial institutions, Bank of America, N.A., as Syndication Agent, and M&I Marshall & Ilsley Bank, as Administrative Agent, on the dates and in the amounts provided in the Credit Agreement. The Company further promises to pay interest on the unpaid principal amount of the Loans evidenced hereby from time to time at the rates, on the dates, and otherwise as provided in the Credit Agreement.

The Bank is authorized to endorse the amount and the date on which each Loan is made and each payment of principal with respect thereto on the schedules annexed hereto and made a part hereof or on continuations thereof which shall be attached hereto and made a part hereof; provided that any failure to endorse such information on such schedule or continuation thereof shall not in any manner affect any obligation of the Company under the Credit Agreement or this Note.

This Note is one of the Notes referred to in, and is entitled to the benefits of, the Credit Agreement, which contains, among other things, provisions for acceleration of the maturity hereof upon the happening of certain stated events.

Terms defined in the Credit Agreement are used herein with their defined meanings therein unless otherwise defined herein. This Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of Illinois applicable to contracts made and to be performed entirely within such State.

IN WITNESS WHEREOF, the Company has caused this Note to be duly executed and delivered as of the day and year first above written.

REGAL-BELOIT CORPORATION

By:____________________________

Name Printed:___________________

Title:___________________________

Schedule Attached to Note dated _______, ____ of REGAL-BELOIT CORPORATION payable to the order of _________________________.

Date	Amount of Loan	Interest Period (if applicable)	Amount Repaid	Notation Made By