Form 10-Q
period 2004-09-28
REGAL BELOIT CORP
filed 2004-11-08
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date.

24,458,702  Shares, Common Stock, $.01 Par Value (as of November 1, 2004)

REGAL-BELOIT CORPORATION

FORM 10-Q

For Quarter Ended September 28, 2004

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

PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

Item I. Financial Statements

	(Unaudited) Sept. 28, 2004	(From Audited Statements) Dec. 31, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$20,834	$9,100
Receivables, less reserves of $1,520 in 2004 and $1,432 in 2003	124,196	85,468
Inventories	166,702	131,121
Other Current Assets	17,836	11,738

Total Current Assets	329,568	237,427
Property, Plant and Equipment at Cost	376,992	361,736
Less - Accumulated Depreciation	(203,111)	(192,638)

Net Property, Plant and Equipment	173,881	169,098
Goodwill	340,212	311,216
Other Noncurrent Assets	21,962	16,704

Total Assets	$865,623	$734,445

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$60,724	$36,179
Federal and State Income Taxes Payable	11,987	7,546
Accrued Compensation and Employee Benefits	26,559	18,151
Other Current Liabilities	24,796	15,450

Total Current Liabilities	124,066	77,326
Long-Term Debt	275,285	195,677
Deferred Income Taxes	46,188	46,186
Other Noncurrent Liabilities	11,106	11,658
Minority Interest in Consolidated Subsidiaries	6,818	4,894
Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized, 25,232,552 issued in 2004 and 25,191,656 issued in 2003	252	252
Additional Paid-In Capital	132,971	132,313
Less – Treasury Stock, at cost, 774,100 shares in 2004 and 159,900 shares in 2003	(15,228)	(2,729)
Retained Earnings	285,300	270,760
Accumulated Other Comprehensive Loss	(1,135)	(1,892)

Total Shareholders’ Investment	402,160	398,704

Total Liabilities and Shareholders’ Investment	$865,623	$734,445

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 28, 2004	Sept 30, 2003	Sept. 28, 2004	Sept. 30, 2003

Net Sales	$193,888	$159,031	$534,624	$467,000
Cost of Sales	150,944	122,599	412,652	356,951

Gross Profit	42,944	36,432	121,972	110,049
Operating Expenses	27,353	24,436	79,763	74,206

Income From Operations	15,591	11,996	42,209	35,843
Interest Expense	1,722	1,612	4,558	4,907
Interest Income	55	8	87	50

Income Before Taxes & Minority Interest	13,924	10,392	37,738	30,986
Provision For Income Taxes	4,435	3,667	12,996	11,390

Income Before Minority Interest	9,489	6,725	24,742	19,596
Minority Interest in Income, Net of Tax	562	215	1,326	535

Net Income	$8,927	$6,510	$23,416	$19,061

Per Share of Common Stock:
Earnings Per Share – Basic	$.37	$.26	$.95	$.76
Earnings Per Share – Assuming Dilution	$.36	$.26	$.94	$.76
Cash Dividends Declared	$.12	$.12	$.36	$.36
Average Number of Shares Outstanding - Basic	24,456,271	25,031,756	24,647,965	25,029,364
Average Number of Shares Outstanding - Assuming Dilution	24,724,845	25,285,081	24,893,397	25,238,663

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	(Unaudited)

	Nine Months Ended

	Sept. 28, 2004	Sept. 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,416	$19,061
Adjustments to reconcile net income to net cash provided by operating activities less effects of acquisitions:
Depreciation, amortization and deferred income taxes	16,974	16,949
Gain on sale of real estate	(1,630)	—
Change in assets and liabilities:
Current assets	(30,100)	(1,768)
Current liabilities	28,880	5,747

Net cash provided by operating activities	37,540	39,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,167)	(14,428)
Business acquisitions, net of cash acquired	(71,786)	—
Investment in joint venture	—	(1,500)
Sale of property, plant and equipment	4,847	242
Other, net	(3,872)	2,955

Net cash used in investing activities	(80,978)	(12,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt	115,000	—
Net repayment of long-term debt	(35,248)	(16,124)
Repurchase of common stock	(12,499)	—
Dividends paid to shareholders	(8,945)	(9,010)
Stock issued under option plans	660	146
Financing fees	(3,801)	—

Net cash provided by (used in) financing activities	55,167	(24,988)
EFFECT OF EXCHANGE RATE ON CASH	5	85

Net increase in cash and cash equivalents	11,734	2,355
Cash and cash equivalents at beginning of period	9,100	5,591

Cash and cash equivalents at end of period	$20,834	$7,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,529	$4,845
Income taxes	$6,084	$3,018

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2004
(Unaudited)

1.     BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of REGAL-BELOIT Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair presentation of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.     FISCAL QUARTER END
In 2004, the Company changed to a fiscal monthly calendar based on 21 working days per fiscal month.  A working day is defined as a weekday (as opposed to a weekend day) that is not a holiday where the Company’s plants and offices are closed.  This fiscal calendar resulted in September 28, 2004 being the last day of the third fiscal quarter.  In 2003, fiscal month ends were calendar months.  December 31 will continue to be the year end for the Company.  The third quarters of 2004 and 2003 contained 63 and 64 work days, respectively.

3.     INVENTORIES
Cost for approximately 69% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories is as follows:

	September 28, 2004	December 31, 2003

Raw Material	12%	11%
Work-in Process	23%	20%
Finished Goods	65%	69%

4.     COMPREHENSIVE INCOME
The Company’s comprehensive income which was recorded to shareholders’ investment for the third quarter and first 9 months of 2004 and 2003 is as follows:

	(In Thousands of Dollars)

	Third Quarter Ending		Nine Months Ending

	Sept.28, 2004	Sept. 30, 2003	Sept. 28, 2004	Sept. 30, 2003

Net income as reported	$8,927	$6,510	$23,416	$19,061
Comprehensive income from:
Cumulative translation adjustments	1,142	107	527	2,632
Hedging activities, net of tax	220	—	230	—

Comprehensive income	1,362	107	757	2,632

Net comprehensive income	$10,289	$6,617	$24,173	$21,423

5.     WARRANTY COSTS
The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the third quarter and nine months of 2004 and 2003:

	(In Thousands of Dollars)

	Quarter Ending		Nine Months Ending

	Sept. 28, 2004	Sept. 30, 2003	Sept. 28, 2004	Sept. 30, 2003

Beginning balance	$3,023	$3,025	$2,953	$3,431
Deduct: Payments	(1,255)	(1,340)	(3,577)	(4,158)
Add: Provision	1,333	1,343	3,725	3,755

Ending balance	$3,101	$3,028	$3,101	$3,028

6.     BUSINESS SEGMENTS
The Company operates two strategic businesses that are reportable segments:  the Mechanical Group and the Electrical Group.

	(In Thousands of Dollars)

	Mechanical Group				Electrical Group

	ThirdQuarter		Nine Months		ThirdQuarter		Nine Months

	2004	2003	2004	2003	2004	2003	2004	2003

Net Sales	$50,119	$44,528	$148,159	$135,997	$143,769	$114,503	$386,465	$331,003
Income from Operations	$5,021	$3,636	$11,655	$10,191	$10,570	$8,360	$30,554	$25,652
Income from Operations as a% of Net Sales	10.0%	8.2%	7.9%	7.5%	7.4%	7.3%	7.9%	7.7%
Goodwill at end of period	$530	$530	$530	$530	$339,682	$312,735	$339,682	$312,735

As consistent with December 31, 2003 and 2002, acquired intangibles with finite lives were not material and the Company has no intangibles with indefinite lives, subject to the completion of the valuation for the recently acquired business described in Note 12.

7.     STOCK-BASED COMPENSATION
The Company accounts for the 2003 Equity Incentive Plan and the 1998 Stock Option Plan under APB Opinion No. 25 and has no material stock option plans that require variable accounting.  Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	(In Thousands of Dollars, Except Per Share Data)

	Third Quarter		Nine Months

	2004	2003	2004	2003

Net Income:
As Reported	$8,927	$6,510	$23,416	$19,061
Pro-Forma	$8,727	$6,392	$22,897	$18,673
Earnings Per Share – Basic:
As Reported	$.37	$.26	$.95	$.76
Pro-Forma	$.36	$.26	$.93	$.75
Earnings Per Share – Assuming Dilution:
As Reported	$.36	$.26	$.94	$.76
Pro-Forma	$.35	$.25	$.92	$.74

8.     PENSION PLANS
The Company accounts for its defined benefit pension plans under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.  The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars)

	Third Quarter Ending		Nine Months Ending

	Sept. 28, 2004	Sept. 30, 2003	Sept. 28, 2004	Sept. 30, 2003

Service cost	$366	$347	$1,097	$1,041
Interest cost	902	837	2,706	2,511
Expected return on plan assets	(1,073)	(1,179)	(3,220)	(3,537)
Amortization of prior service cost	25	16	75	48
Amortization of net loss	240	26	720	79

Net periodic benefit cost	$460	$47	$1,378	$142

In the third quarter of 2004, the Company contributed $682,000 to defined benefit pension plans and has contributed  $1.0 million in the first 9 months of 2004.  In the first 9 months of 2003, the Company contributed $13,000 to defined benefit pension plans.  The Company does not expect to make any further contributions in 2004.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2003 Annual Report on Form 10-K.

9.     EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	Quarter Ending		Nine Months Ending

	Sept. 28, 2004	Sept. 30, 2003	Sept. 28, 2004	Sept. 30, 2003

Denominator for basic EPS – weighted average shares	24,456	25,032	24,648	25,029
Employee stock options (treasury stock method)	269	253	245	210

Denominator for diluted EPS	24,725	25,285	24,893	25,239

10.     CONVERTIBLE SENIOR SUBORDINATED DEBT
On April 5, 2004, the Company closed a convertible senior subordinated debt offering totaling $115 million.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a Note if certain conditions are met after five years.  The Company may not call the Notes for five years, and the Note holders may only put the Notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the Notes.  After deducting fees and expenses of $3.8 million, the net proceeds recorded by the Company totaled $111.2 million.  These net proceeds were used to repurchase 614,200 shares common stock totaling $12.5 million and to repay $99.3 million of long-term debt.

In October 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” effective for fiscal periods ending after December 15, 2004.  On October 28, 2004, the Company’s Board of Directors adopted a resolution directing Management to promptly change the convertible bond indenture to require that, upon conversion request, only cash be paid for the value of a bond up to the conversion stock price, removing the option the Company has had to either issue all stock, pay all cash, or a combination of both.  The Company is currently in the process of changing its convertible bond indenture as consistent with the Board of Directors adopted resolution which the Company may do without the consent of the bondholders.  According to EITF No. 04-8, the Company will then be required to follow the Treasury Stock method of accounting for earnings per share, which requires a company to show dilution of earnings per share only if its average stock price exceeds the stock conversion price, which is $25.56 for the Company’s outstanding convertible debt.  Such dilution, if and when it would be required, would be for the calculated number of shares equivalent to the dollar value above the $25.56 conversion price.

11.     CONTINGENCIES
An action was filed on June 4, 2004 and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contructors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings. In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of generators sold by Marathon to Enron Wind from 1997 to 1999.  Enron Wind is seeking monetary damages, including consequential, incidental and punitive damages, and injunctive relief.  The Company believes that this action is without merit and that it has meritorious defenses to the action.  The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action.  As of September 28, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

In March 2004, the Company received notice from the U.S. Environmental Protection Agency (“U.S. EPA”) that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois.  The Company had previously reached a settlement in 1999 with the U.S. EPA regarding the same site.  Management provided its expert’s assessment of this site to the U.S. EPA, which has not proceeded with any enforcement action.  Based on the facts, the Company believes that there will be no further assessments related to this site.  As of September 28, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

12.     ACQUISITIONS
On August 30, 2004, the Company acquired the GE Commercial AC motors (“CAC”) business which represented selected assets from the General Electric Company.  The Company also assumed certain liabilities, including but not limited to accounts payable, certain accrued compensation and benefits and certain other accrued expenses.  The purchase price paid for CAC was approximately $72.5 million in cash, subject to a working capital adjustment upon completion of and agreement on a final closing balance sheet.  On a preliminary basis, approximately $43.5 million of the purchase price was allocated to the net assets acquired, and the remaining $29.0 million was recorded as goodwill, which includes values that may be reclassified to other tangible and intangible assets upon finalization of a valuation of the assets.  CAC is a leading manufacturer and marketer of a full line of fractional and subfractional AC electric motors for pump, compressor, equipment and commercial HVAC applications, with expected annual sales on a normalized basis of approximately $137 million.  Unaudited pro-forma results of operations for the Company for the first nine month periods of 2004 and 2003, as though CAC had been acquired as of January 1 of each of the two periods, are shown in the table below.   These pro-forma amounts do not reflect any synergies, such as cost reductions or additional sales opportunities, or tax benefits that might be achieved in future years.  (See also the Company’s 8K/A filed on October 12, 2004.)

	Nine Months Ending September 28, 2004	Nine Months Ending September 30, 2003

Sales	$633,075	$575,678
Net Income	$25,698	$21,583
Earnings per Share - Assuming Dilution	$1.03	$.86

Item 2.     Management’s Discussion and Analysis of Financial
                Condition and Results of Operations
Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or “the Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW
The Company continued to see broad-based strength across its markets in the third quarter of 2004.  Net sales in the third quarter increased 21.9% over comparable 2003 for a new quarterly record of $193.9 million.  Results for the quarter include results from the acquisition of General Electric’s Commercial AC Motor (CAC) business which was completed by the Company on August 30, 2004.  Excluding the results from the acquisition, sales increased 13.3% over the third quarter of 2003.  Net income and earnings per share (“EPS”) in the third quarter increased to $8.9 million and $.36, improving 37.1% and 38.5%, respectively, from comparable 2003. A net gain on the sale of real estate, partially offset by the non-cash write down of certain other assets including real estate and equipment being marketed for sale, increased net income by $1.0 million. CAC had no material impact on the third quarter earnings.  Higher raw material costs, particularly of copper, steel and aluminum, continued to depress our gross profit margin in 2004.  Although substantial, the price increases we implemented during the first 9 months of 2004 only partially offset the 2004 raw material inflation, which accelerated in the third quarter.  The Company plans to adjust pricing further in the fourth quarter of 2004.  However, because of the timing of these price actions, the Company does not believe that the material inflation will be completely offset in 2004.

RESULTS OF OPERATIONS
Net sales of the Company were $193.9 million in the third quarter of 2004.  Excluding the results for the acquisition of the CAC business, sales were $180.2 million. For the nine months ended September 28, 2004, net sales were $534.6 million, a 14.5% increase from $467.0 million in comparable 2003.  Excluding the results from the acquisition, year-to-date sales were $521.0 million.  The Company continues to see the broad-based strength in its markets that began earlier this year.  Sales for the quarter were strong in both reporting segments with increases of 12.7% and 25.6% (13.6% excluding the acquisition) for the Mechanical Group and Electrical Group, respectively. (See Note 6 to the accompanying financial statements for our business segment data.)

Gross profit increased 17.9% to $42.9 million in the third quarter of 2004 from $36.4 million in comparable 2003, and was $122.0 million for the first 9 months of 2004, 10.8% higher than the first 9 months of 2003.  Our gross profit margins of 22.1% of net sales in the third quarter and 22.8% for the first 9 months of 2004, decreased from 22.9% and 23.6% in the comparable periods of 2003, respectively.  Excluding the results from the acquisition, our gross margin would have been 23.1% and 23.2% for the quarter and nine months, respectively. The gross margin was impacted significantly by higher raw material costs for copper, steel and aluminum, which increased further during the quarter.  Substantial price increases, which we implemented earlier in the year, only partially offset the accelerating material inflation that occurred during the quarter.  The Company has announced price increases that will take effect in the fourth quarter, and in some cases, the first quarter of 2005.  Because of the timing of the increases, the Company anticipates that the material inflation will not be completely offset in the fourth quarter.

Operating expenses of $27.4 million in the third quarter and $79.8 million in the first 9 months of 2004, were 11.9% and 7.5% above the comparable periods of 2003. Operating expenses grew due to normal salary increases, higher health insurance costs, and increased sales commissions, but at a rate of growth considerably below our sales growth rates.  As a percentage of net sales, operating expenses decreased to 14.1% in the third quarter and 14.9% in the first 9 months of 2004 from 15.4% and 15.9% for the third quarter and nine months of 2003.  Operating expenses were also impacted in the quarter by a gain on the sale of real estate located in the United Kingdom.  This gain, which is reflected as a reduction of operating expense, was partially offset by the non-cash write down of certain other assets including real estate and equipment being marketed for sale, as previously discussed.

The combination of the net gain on the sale of real estate and the leveraging of our operating expenses resulted in our third quarter and first 9 months income from operations as a percentage of net sales (“operating margin”) being 8.0% and 7.9%, respectively, versus 7.5% and 7.7% from comparable 2003, despite the raw material cost increases that have reduced our gross profit margins in 2004.  Income from operations increased 30.0% to $15.6 million in the third quarter of 2004 from $12.0 million in comparable 2003, while increasing 17.8% to $42.2 million from $35.8 million for the comparable first 9 months of each year.

Interest expense of $1.7 million in the third quarter and $4.6 million for the first 9 months reflected an increase of 6.8% versus the third quarter 2003 and a reduction of 7.1% versus the first 9 months of 2003.  The acquisition of the CAC business increased the Company’s debt in the third quarter, however, lower interest rates paid by the Company in this year’s third quarter versus last year’s reduced the impact of the additional debt on interest expense.  Our effective tax rate for the third quarter of 2004 was 31.9%.  The rate was positively impacted by the United Kingdom real estate transaction, where, for tax purposes, the basis is adjusted using a published index resulting in a reduced tax liability.  Excluding this impact, the tax rate would have been 35.3%.   Minority interest in income, net of tax, which is our minority partners’ interest in net income of our two consolidated joint ventures in China, more than doubled to $562,000 in 2004’s third quarter and increased to $1.3 million for the first 9 months of 2004, demonstrating the continued strength of the demand for the Company’s joint venture products, particularly related to sales in Asia.

Our net income was $8.9 million in the third quarter of 2004 and $23.4 million for the first 9 months of 2004, increases of 37.1% and 22.8%, respectively, from net income of $6.5 million and $19.1 million in the comparable periods of 2003.  Our earnings per share was $.36 for the third quarter and $.94 for the 9 months of 2004, as compared to $.26 and $.76 in the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $205.5 million at September 28, 2004, 13.9% higher than at June 29, 2004.  Our current ratio decreased to 2.7:1 at the end of the third quarter from 3.0:1 at the end of the second quarter of 2004.  Our cash balance at September 28, 2004 was $20.8 million versus $14.3 million at June 29, 2004.

Our cash flow from operations was $21.2 million in the third quarter of 2004, slightly above the $19.7 million in comparable 2003.  For the first 9 months of 2004, our cash flow from operations was $37.5 million as compared to $40.0 million in 2003.  The lower 2004 cash flow resulted primarily from additional working capital required by the increased sales volume of the Company.  Capital spending was $3.5 million in the third quarter and was $10.2 million for the first 9 months of 2004.  At September 28, 2004, we had $2.1 million of outstanding commitments for future capital expenditures.  The acquisition of the CAC business, which was a cash transaction, was reflected as $71.8M cash used in investing activities. The cash required for the acquisition of the CAC business and for working capital needs resulted in our outstanding long-term debt increasing to $275.3 million at September 28, 2004 from $214.5 million at June 29, 2004.

On April 5, 2004, the Company closed a convertible senior subordinated debt offering totaling $115 million.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a Note if certain conditions are met after five years.  The Company may not call the Notes for five years, and the Note holders may only put the Notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the Notes.  After deducting fees and expenses of $3.8 million, the net proceeds recorded by the Company totaled $111.2 million.  These net proceeds were used to repurchase common stock totaling $12.5 million and to repay $99.3 million of long-term debt.  With respect to the share repurchase, the Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock.  Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions.  Through December 31, 2003, the Company repurchased 159,900 shares at an average purchase price of $17.06 per share.  Taking into account the current higher cost of the convertible subordinated debt in comparison to the variable rate debt from our bank credit facility, and the repurchase of 614,200 shares of the Company’s common stock on March 30, 2004, the impact on earnings per share in 2004 is projected to be neutral.  (See Note 10 for further discussion regarding the impact of EITF 04-08.)

On May 5, 2004, the Company and certain of its lending banks amended and restated the existing $275 million Credit Agreement.  The amended and restated revolving loan Credit Agreement (the “New Facility”) provides a borrowing limit of $225 million, is unsecured and terminates in May 2009.  The New Facility, as did the original Facility, permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These interest rates also vary as LIBOR varies.  The Company also pays a commitment fee on the unused amount of the $225 million credit limit, which varies with the debt to EBITDA ratio.  The New Facility includes various covenants regarding minimum net worth, permitted debt levels and minimum interest coverage.  The Company was in compliance with all financial covenants as of September 28, 2004.

Under our New Facility, we had $156.0 million of debt outstanding at September 28, 2004.  The increase versus the $95.2 million outstanding at the end of the second quarter is because of the cash purchase of the CAC business offset by the favorable cash flow for the quarter.  Based on debt limitations created by a financial covenant of the New Facility, the Company had about $49 million of available borrowing capacity.  We believe we will be able to satisfy the financial ratios and tests in the New Facility for the foreseeable future.  We also believe that the combination of borrowing availability under the New Facility and our operating cash flow will provide sufficient cash availability to finance our existing operations for the foreseeable future.

CONTINGENCIES
An action was filed on June 4, 2004 and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Constructors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corp. bankruptcy proceedings. In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of generators sold by Marathon to Enron Wind from 1997 to 1999.  Enron Wind is seeking monetary damages, including consequential, incidental and punitive damages, and injunctive relief.  The Company believes that this action is without merit and that it has meritorious defenses to the action.  The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action.  As of September 28, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

In March 2004, the Company received notice from the U.S. Environmental Protection Agency (“U.S. EPA”) that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois.  The Company had previously reached a settlement in 1999 with the U.S. EPA regarding the same site.  Management provided its expert’s assessment of this site to the U.S. EPA, which has not proceeded with any enforcement action.  Based on the facts, the Company believes that there will be no further assessments related to this site.  As of September 28, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk relating to the Company’s operations due to changes in interest rates, foreign currency exchange rates and commodity prices of purchased raw materials.  The company manages the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as commodity cash flow hedges and foreign currency forward exchange contracts.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance its operations and acquisitions.  At September 28, 2004, the Company had $115.9 million of fixed rate debt and $159.7 million of variable rate debt, the latter subject to interest rate risk.  Ninety-eight percent of the variable rate debt is under a credit facility with an interest rate based on a margin above LIBOR.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  A hypothetical 10% change in the Company’s weighted average borrowing rate on outstanding variable rate debt at September 28, 2004, would result in a change in after-tax annualized earnings of approximately $460,000.

The Company periodically enters into hedging transactions, primarily through commodity futures, to reduce the impact of changing copper and aluminum commodity prices.  While the Company is also a large purchaser of steel, currently there is no mechanism for hedging steel purchases.  Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

All commodity futures hedges are recorded on the balance sheet at fair value.  If the hedge is a cash flow hedge, as are all the Company’s current hedges, changes in fair value are recorded in accumulated other comprehensive income (loss) (“AOCI”) in each accounting period.  An ineffective portion of the hedge’s change in fair value, if any, is recorded in earnings in the period of change.  In the third quarter and first 9 months of 2004, the Company recorded $220,000 and $230,000, respectively, in AOCI.  At September 28, 2004 the Company had a balance of $629,000 in other current assets and a corresponding net after tax gain of $390,000 in AOCI, representing the fair value of cash flow commodity hedges.  There were no commodity hedges prior to the fourth quarter of 2003.

The Company had no foreign currency forward exchange contracts at September 28, 2004.

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

2.1

Purchase Agreement dated as of August 10, 2004, between REGAL-BELOIT Corporation and General Electric Company.  [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT Corporation’s current report on Form 8-K filed on September 3, 2004.]

2.2

Amended Purchase Agreement dated as of August 30, 2004, between REGAL-BELOIT Corporation and General Electric Company.  [Incorporated by reference to Exhibit 2.2 to REGAL-BELOIT Corporation’s current report on Form 8-K filed on September 3, 2004.]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

1) On July 21, 2004, the Company filed a current report on Form 8-K containing the Company’s second quarter 2004 earnings news release.

2)   On August 12, 2004, the Company filed a current report on Form 8-K containing the Company’s news release announcing the signing of a definitive agreement to acquire GE’s Commercial AC motor business.

3)   On August 31, 2004, the Company filed a current report on Form 8-K containing the Company’s news release announcing the completion of the Company’s acquisition, on August 30, 2004, of GE’s Commercial AC motor business.

4)   On September 3, 2004, the Company filed a current report on Form 8-K containing the Item 2.01 description of the August 30, 2004 acquisition and Item 9.01 information regarding financial statements, pro-forma financial information and exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ DAVID A. BARTA

David A. Barta Vice President - Chief Financial Officer (Principal Accounting and Financial Officer)
DATE: November 8, 2004