Form 10-K
period 2004-12-31
REGAL BELOIT CORP
filed 2005-03-16
CIK 82811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number 1-7283

REGAL-BELOIT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-0875718
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 State Street Beloit, Wisconsin	53511-6254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 364-8808

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.01 Par Value)	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act	None
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $528,000,000.

On March 8, 2005, the registrant had outstanding 29,034,238 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III)

REGAL-BELOIT CORPORATION
Index to
Annual Report on Form 10-K
For the Year Ended December 31, 2004

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995:  With the exception of historical facts, the statements contained in this Annual Report on Form 10-K or incorporated by reference may be forward looking statements.  Forward-looking statements represent our management’s judgment regarding future events.  In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” anticipate,” “estimate,” “believe,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently.  We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•

unexpected issues and costs arising from the integration of acquired companies and businesses, such as our recent acquisitions of the HVAC motors and capacitors businesses and the Commercial AC motors business from General Electric Company (“GE”);

•	marketplace acceptance of our recent acquisitions, including the loss of, or a decline in business from, any significant customers;

•	unanticipated fluctuations in commodity prices and raw material costs and issues affecting our ability to pass increased costs on to our customers;

•	cyclical downturns affecting the markets for capital goods;

•	substantial increases in interest rates that impact the cost of our outstanding debt;

•	the success of our management in increasing sales and maintaining or improving the operating margins of our businesses;

•	actions taken by our competitors;

•	difficulties in staffing and managing foreign operations;

•	our ability to satisfy various covenant requirements under our credit facility; and

•	other risks and uncertainties described from time to time in our reports filed with U.S. Securities and Exchange Commission, which are incorporated by reference.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.  The forward-looking statements included in this Form 10-K are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.

PART I

          Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

ITEM 1.	Business

Our Company

We are one of the largest global manufacturers of commercial and industrial electric motors, HVAC motors, electric generators and controls, and mechanical motion control products.  Many of our products hold leading market positions in a variety of essential commercial and industrial applications, and we believe we have one of the most comprehensive product lines in the markets we serve.  We sell our products to a diverse global customer base using more than 20 recognized brand names through a multi-channel distribution model to leading original equipment manufacturers (“OEMs”), distributors and end users across many markets.  We believe this strategy, coupled with a high level of customer service, provides us with a competitive selling advantage and allows us to more fully penetrate our target markets.

We manufacture and market electrical and mechanical products.  Our electrical products include HVAC motors, a full line of AC and DC commercial and industrial electric motors, electric generators and controls, capacitors and electrical connecting devices. Our mechanical products include gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators, and cutting tools.  OEMs and end users in a variety of motion control and other industrial applications increasingly combine the types of electrical and mechanical products we offer.  We seek to take advantage of this trend and to enhance our market penetration by leveraging cross-marketing and product line bundling opportunities between our electrical and mechanical products.

We market our products through multiple business units, with each typically having its own branded product offering and sales organization.  These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. We manufacture the vast majority of the products that we sell, and we have manufacturing, sales, engineering and distribution facilities throughout the United States and Canada as well as in Mexico, India, China and Europe.

We believe our competitive strengths include our:

•	leadership in our major market segments

•	comprehensive product offering and leading brands

•	leading product development and new ECM technology

•	multi-channel and multi-brand distribution model

•	broad and diverse customer base

•	experienced management team

•	global infrastructure

•	rapid response capabilities

•	financial flexibility to pursue growth

Our business strategy includes growing revenues organically in excess of market rates, continuously lowering our manufacturing costs and pursuing strategic acquisitions.

Our specific revenue growth initiatives include:

•	introducing new products

•	capitalizing on new 13 Seasonal Energy Efficiency Ratio, or SEER, requirements

•	leveraging cross-marketing and product line bundling opportunities

•	utilizing our design and engineering expertise to provide leading-edge products

•	increasing our global presence, especially in China and India

We have a culture that seeks out and eliminates unnecessary costs at all levels of the organization and drives continuous improvement in our manufacturing operations.  Major initiatives in process to lower our manufacturing costs include utilizing our new low cost facilities and rationalizing manufacturing; further improving our operational efficiencies; and focusing on sourcing, lean-Six Sigma and logistics opportunities. We will also seek to broaden our market coverage by acquiring businesses and product lines that provide a strategic fit with our existing businesses.

Electrical Products

Our electrical products include a full line of AC and DC commercial and industrial electric motors, HVAC motors, electric generators and controls, capacitors and electrical connecting devices.  Over the past eight years, we have focused on building our electrical product lines through a combination of strategic acquisitions and internal growth initiatives.  Our initial focus was to establish our Company as a significant manufacturer of industrial electric motors, since our mechanical products businesses serve similar markets and their products are often used in combination with a motor.  With our acquisitions of Marathon Electric Manufacturing Corporation in 1997, the Lincoln Motors business of Lincoln Electric Holdings, Inc. in 1999 and LEESON Electric Corporation in 2000, we have become one of the two largest producers of industrial electric motors serving the North American market and are able to offer our customers both electrical and mechanical products.  Additionally, these acquisitions have brought products that are complementary to our core electric motor lines in such areas as electric generators and generator controls, motor controls, and electrical connecting devices.  The integration of these acquisitions provides significant cost savings and synergies that further strengthen the competitive position of our electrical products businesses.

During 2004, we separately acquired two electric motor businesses from GE which were natural extensions to our core electric motor lines.  In August 2004, we acquired GE’s commercial AC motors business, which manufactures a full line of alternating current motors for pump, compressor and commercial heating, ventilating and air conditioning applications.  In December 2004, we acquired GE’s HVAC motors and capacitors businesses, which produce a full line of electric motors for use principally in residential HVAC systems, as well as capacitors for HVAC systems, high intensity lighting and other applications.  The acquisitions of these motor businesses complement our existing electrical products businesses, providing us with:

•	a leading market position and brand name in the HVAC motor market;
•	diversification of our served markets and a broad base of leading HVAC customers;
•	patented electronically commutated motor, or ECM, technology, which represents a growing portion of our motor sales because of the technology’s unique capabilities;
•	a strong management team and infrastructure in place to support growth; and
•	significant scale and low cost manufacturing capabilities in Mexico and India.

After giving effect to these acquisitions, our proforma 2004 revenues were approximately $1.3 billion.

We manufacture and market AC and DC commercial and industrial electric motors ranging in size primarily from sub-fractional to small integral horsepowers. We also manufacture larger commercial and industrial AC electric motors from 50 through 800 horsepower and DC electric motors from sub-fractional through small integral horsepowers. We offer thousands of stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment and electrical connecting devices such as terminal blocks, fuse holders and power blocks. Additionally, our Electrical segment markets a line of AC and DC adjustable speed drives.  We manufacture capacitors for use in HVAC systems, high intensity lighting and other applications.  We sell our Electrical segment’s products to distributors, original equipment manufacturers and end users across many markets.

Our power generation business, which includes electric generators and power generation components and controls, represents a significant portion of our Electrical segment’s net sales.  The market for electric power generation components and controls has grown in recent years as a result of a desire on the part of end users to reduce losses due to power disturbances.  Our generators are used in industrial, agricultural, marine, military, transportation and other applications.

We leverage efficiencies across our electric motor operations.  We centralize and manage the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our electric motor businesses.  Furthermore, we specifically foster the sharing of best practices across each of the Electrical product businesses and create focused centers of excellence in each of our manufacturing functions.  The following is a description of our major Electrical product businesses and the primary products that they manufacture and market:

          Commercial AC Motors. Manufactures a full line of AC motors up to 5 horsepower for pump, compressor, and commercial HVAC applications.

          HVAC/Refrigeration Motors and Capacitors. Manufactures a full line of HVAC motors for use in residential and commercial HVAC systems.  Manufactures capacitors for use in HVAC systems, high intensity lighting and other applications.

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

          Marathon Generators.  Manufactures AC generators from five kilowatts to four megawatts that primarily serve the standby power, prime power, refrigeration, industrial and irrigation markets.

          Marathon Special Products. Manufactures fuse holders, terminal blocks, and power blocks primarily for the HVAC, telecommunications, electric control panel, utilities and transportation markets.

          Thomson Technology. Manufactures automatic transfer switches, paralleling switchgear and controls, and systems controls primarily for the electric power generation market.

Mechanical Products

Our mechanical products include a broad array of mechanical motion control products and cutting tools.  Our products include: standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; manual valve actuators and cutting tools. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Our high-speed steel and carbide rotary perishable cutting tools are used in metalworking applications. Mechanical products are sold to original equipment manufacturers, distributors and end users across many industry segments.  The following is a description of our major mechanical product businesses and the primary products they manufacture and market:

          CML (Costruzioni Meccaniche Legananesi S.r.L.). Manufactures bevel gear valve actuators primarily for the oil, gas, wastewater and water distribution markets.

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

          Foote-Jones/Illinois Gear. Manufactures large-scale parallel shaft and right-angle gear drives and custom gears up to 100 inches in diameter primarily for the mining, oil, pulp and paper, forestry, aggregate, construction and steel markets.  (Note: On March 9, 2005, we announced the sale of the Illinois Gear open gearing business.  The sale, which is expected to close in the second quarter, will reduce annual sales by $7 million and have a negligible impact on earnings.)

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

The Building of Our Business

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of 40 businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. Since 1979, our current management team has completed and successfully integrated 25 acquisitions. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization and aggressively managing their cost structures to reduce waste and unnecessary expenditures. The following table summarizes select acquisitions since 1990.

Product Line	Year Acquired	Annual Revenues at Acquisition	Product Listing at Acquisition

		($ in millions)
Electrical Products
GE Commercial AC Motors business	2004	$144	AC motors for pump, compressor, equipment and commercial HVAC
GE HVAC Motors and Capacitors businesses	2004	442	Full line of motors and capacitors for residential and commercial HVAC systems
LEESON Electric Corporation	2000	175	AC motors (to 350 horsepower) gear reducers, gearmotors and drives
Thomson Technology, Inc.	2000	14	Automatic transfer switches, paralleling switchgear and controls and controls systems
Lincoln Motors	1999	50	AC motors (1/4 to 800 horsepower)
Marathon Electric Manufacturing Corporation	1997	245	AC motors (to 500 horsepower), AC generators (5 kilowatt to 2.5 megawatt), fuse holders, terminal blocks and power blocks
Mechanical Products
Powertrax assets of Vehicular Technologies	2002	3	Differential locking devices for high performance automotive applications
Spiral bevel gear product line of Philadelphia Gear	2001	4	Spiral bevel gears
Velvet Drive Transmissions	1995	27	Marine and industrial transmissions
Hub City, Inc.	1992	44	Gear drives, sub-fractional horsepower gearmotors, mounted bearings and accessories
Opperman Mastergear, Ltd. (U.K., U.S. and Germany)	1991	20	Manual valves actuators and industrial gear drives

Sales, Marketing and Distribution

We sell our products directly to original equipment manufacturers, distributors and end-users across many markets.  We have multiple business units, with each unit typically having its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. On a combined basis, our individual business units’ sales organizations consist of more than 125 direct sales employees and 500 exclusive and non-exclusive manufacturers’ representatives from 190 organizations as of January 2005. In 2004, across all of our business units, we sold products to a very broad base of original equipment manufacturers and distributors, each numbering in the thousands.

With our 2004 electric motor acquisitions, we have added leading HVAC OEMs to our customer base.  These motors are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes and humidifiers. We believe that a majority of our HVAC motors are used in applications that replace existing equipment, with the remainder used in new equipment applications. The business enjoys a large installed base of equipment and long-term relationships with its major customers.

Markets and Competitors

The worldwide market for electric motors is estimated in excess of $25 billion. The overall domestic market for electric motors is estimated at $9 billion annually, although we estimate the sectors in which we primarily compete, commercial and industrial electric motors and HVAC/refrigeration motors, to be approximately a $5.0 billion segment of the overall domestic market. We believe approximately 60% of all electricity generated in the U.S. runs through electric motors. With the acquisitions of Marathon Electric in 1997, Lincoln Motors in 1999 and LEESON Electric in 2000, we believe we became one of the largest producers of industrial electric motors in the United States. With our 2004 acquisitions of GE’s commercial AC and HVAC motors businesses, we believe we are among the largest producers of commercial and industrial motors and the largest producer of HVAC motors.  In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for our electrical products include Baldor Electric, U.S. Electric Motors (a division of Emerson Electric Co.), Reliance Electric Company (a division of Rockwell International), A. O. Smith Corporation, General Electric Company and Newage (a division of Cummins, Inc).  Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

We serve various mechanical product markets and compete with a number of different companies depending on the particular product offering. We believe that we are a leading manufacturer of several mechanical products and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our competitors in these markets include Boston Gear (a division of Altra Industrial Motion, Inc.), Dodge (a division of Rockwell International), Emerson Electric Co. and Winsmith (a division of Peerless-Winsmith, Inc.). Major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Nord, Sumitomo Corporation and Zahnrad Fabrik GmbH Co.

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

Product Development and Engineering

Each of our business units has its own product development and design teams that continuously enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions.  We have one of the electric motor industry’s most sophisticated product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors and electric generators incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency.

          We are continuing to expand our business by developing new, differentiated products in each of our business segments. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs.  Examples of our 2004 new product introductions include:

          Magna-Smart Generator.  Our new Magna-Smart generator product line provides customers a variable speed generator, resulting in a lighter, smaller and more efficient product.  We are selling these new products to the recreational vehicle, emergency vehicle, marine and refrigeration markets.

          Magna-Lite Generator.  Our new, patented Magna-Lite generator allows our customers to eliminate ballasts from their portable light towers.  Magna-Lite allows the customer to produce a lighter, smaller and more reliable portable light tower.

          Series 2400 Switchgear.  We recently introduced our Thomson Technology Series 2400 Switchgear with a PGC 4000 power generation controller.  We believe that the integrated process control design provides our customers with the most comprehensive paralleling switchgear system in the market today.  This product also helps our customers lower engineering and production costs, increase output, shorten lead times and improve flexibility for future growth.

          Velvet Drive Wakeboard Transmission.  In 2004, we introduced the Velvet Drive Wakeboard Transmission to address the niche, growing wakeboard ski boat market.  Velvet Drive has been a leader in the marine industry for over 50 years, and this new product is the leading product currently manufactured that allows no power loss during tight turns.

As part of our 2004 GE HVAC motors and capacitors acquisition, we acquired new ECM motor technology.  An ECM motor is a brushless electric motor with integrated speed control made possible through sophisticated electronic and sensing technology. ECM motors operate at variable speeds with attractive performance characteristics versus competitive variable speed solutions in comfort, energy efficiency, motor life and noise.  GE developed the first generation ECM motors over 15 years ago.  ECM technology is protected by over 125 patents, and we have acquired from GE intellectual property and usage rights relating to ECM technology.   ECM motors offer significantly greater temperature and air quality control as well as increased energy efficiency.   Because of the energy efficiency of these systems, we believe that ECM enabled continuous air flow systems will be an important element of our customers’ strategies to meet the January 2006 increased energy efficiency standards for residential air conditioners, to 13 SEER from the current standard of 10 SEER.

Manufacturing and Operations

We have developed and acquired global operations in lower cost locations such as Mexico, India, and China that compliment our flexible, rapid response operations in the United States, Canada and Europe.  Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations are an important element of our rapid response capabilities.  In addition, we have an extensive internal logistics operation that consists of 48 semi-tractors and 110 customized semi-trailers and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances.  This gives us a competitive advantage, as we are able to deliver a customer’s product when they want it, where they want it and in the condition they want it.

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

The manufacturing operations of our businesses are highly integrated.  Although raw materials and selected parts such as bearings and seals are purchased, this vertical integration permits us to produce most of our required component parts when needed.  We believe that this results in lower production costs, greater manufacturing flexibility and higher product quality, as well as reducing our reliance on outside suppliers.  Base materials for our products consist primarily of: steel in various types and sizes, including bearings and weldments; copper magnet wire; and ferrous and non-ferrous castings.  We purchase our raw materials from many suppliers and, with few exceptions, do not rely on any single supplier for any of our base materials.

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

Facilities

We have manufacturing, sales and service facilities throughout the United States, Mexico and Canada and in Europe and Asia.  Our Electrical segment currently operates 46 manufacturing and service and distribution facilities.  The Electrical segment’s present operating facilities contain a total of approximately 3,609,000 square feet of space of which approximately 894,000 square feet are leased.  Our Mechanical segment currently operates 19 manufacturing and service and distribution facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1,570,000 square feet of space of which approximately 47,000 square feet are leased.  Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received.  Since total backlog is less than 14% of our annual sales, we believe that backlog is not a reliable indicator of our future sales.  As of December 31, 2004, our backlog was $104.4 million, as compared to $73.2 million on December 31, 2003.  We believe that virtually all of our backlog is shippable in 2005.

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

Employees

As of the close of business on December 31, 2004, the Company employed approximately 5,700 worldwide employees, excluding the employees who are part of the GE HVAC acquisition.  As a result of the acquisition of the GE HVAC business at 11:59 pm on December 31, 2004, approximately 5,000 employees, including about 1,100 temporary employees in foreign operations, were added to the Company. We consider our employee relations to be very good.

Environmental Matters

In March 2004, the Company received notice from the U.S. Environmental Protection Agency (“U.S. EPA”) that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois.  The Company had previously reached a settlement in 1999 with the U.S. EPA regarding the same site.  Management provided its expert’s assessment of this site to the U.S. EPA, which has not proceeded with any enforcement action.  Based on the facts, the Company believes that there will be no further assessments related to this site.  As of December 31, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

We are currently involved with environmental proceedings related to certain other of our facilities.  Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

Executive Officers

The names, ages, and positions of the executive officers of the Company as of March 1, 2005, are listed below along with their business experience during the past five years.  Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April.  There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation

James L. Packard	62	Chairman and Chief Executive Officer

Elected Chairman in 1986; Chief Executive Officer since 1984; served as President from 1980 to April, 2002; joined the Company in 1979. As previously announced, following our annual meeting of shareholders in April, 2005, Mr. Knueppel will be elected as President and Chief Executive Officer and Mr. Packard will remain an active executive of the Company as Executive Chairman.

Henry W. Knueppel	56	President and Chief Operating Officer

Elected President and Chief Operating Officer in April, 2002; served as Executive Vice President from 1987 to April, 2002; from September, 1997 until December 1999. As previously announced, following our annual meeting of shareholders in April, 2005, Mr. Knueppel will be elected as President and Chief Executive Officer.

David A. Barta	43	Vice President and Chief Financial Officer

Joined the Company in June 2004 and was elected Vice President, Chief Financial Officer in July 2004. Prior to joining the Company, Mr. Barta served in several financial management positions for Newell Rubbermaid Inc. from 1995 – June 2004, serving most recently as Chief Financial Officer Levelor/Kirsch Division.  His prior positions during this time included Vice President – Group Controller Corporate Key Accounts, Vice President – Group Controller Rubbermaid Group, Vice President Investor Relations, and Chief Financial Officer Newell Window Furnishings/Kirsch.

Mark Gliebe	44	Vice President and President of the Electric Motors Group

Joined the Company in January, 2005, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June, 2000 to December, 2004 and General Manager of GE Industrial Motors from January, 1999 to June, 2000.

Kenneth F. Kaplan	59	Vice President, Treasurer and Secretary	Joined the Company in September, 1996 and served as Vice President, Chief Financial Officer and Secretary until July, 2004; has served in his current position since July, 2004.

David L. Eisenreich	61	Vice President and President, Mechanical Components & Power Generation	Elected Vice President and named President of Motor Technologies Group in 2001; Senior Vice President of Operations at Marathon Electric from 1997 until 2001.

Fritz Hollenbach	50	Vice President, Administration and Human Resources	Elected Vice President, Administration and Human Resources in 2001; Vice President, Human Resources in Mechanical Group from 1994 until 2001.

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

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, Europe, China and India.  Our Electrical segment currently includes 46 manufacturing, service and distribution facilities, of which 19 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 3,609,000 square feet of space of which approximately 894,000 square feet are leased.  Our Mechanical segment currently includes 19 manufacturing, service and distribution facilities, of which 13 are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1,570,000 square feet of space of which approximately 47,000 square feet are leased.  Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

The following table provides information regarding our principal facilities.

Location(1)	Square Footage	Status	Description of Use

Electrical Segment
Wausau, WI	498,000	Owned	Manufacturing
Juarez, Mexico	335,000	Owned	Manufacturing
Reynosa, Mexico	320,000	Owned	Manufacturing
Springfield, MO	290,000	Owned	Manufacturing
Grafton, WI	230,000	Owned	Manufacturing
Indianapolis, IN	221,000	Leased	Warehouse
Faridabad, India	220,000	Owned	Manufacturing
Lebanon, MO	187,000	Owned	Manufacturing
Lincoln, MO	120,000	Owned	Manufacturing
Fort Wayne, IN	110,700	Leased	Office/Lab
Lima, OH	107,000	Owned	Manufacturing
Blytheville, TX	107,000	Leased	Manufacturing
West Plains, MO	106,000	Owned	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other (32)	654,449	(1)	(1)
Mechanical Segment
Chicago, IL	283,000	Owned	Manufacturing
Liberty, SC	174,000	Owned	Manufacturing
Aberdeen, SD	165,000	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
New Bedford, MA	116,000	Owned	Manufacturing
All Other (13)	578,000	(1)	(1)

(1)

Less significant manufacturing, service and distribution and engineering facilities located in the United States, Canada, Europe, and Asia: Electrical leased square footage 455,139, Mechanical leased 46,692.

ITEM 3.	Legal Proceedings

An action was filed on June 4, 2004 and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings.  In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of about 564 generators sold by Marathon to Enron Wind from 1997 to 1999.  In January 2001, Enron Wind and Marathon entered into a “Generator Warranty and Settlement Agreement and Release of All Claims” (“Warranty Agreement”).  This Warranty Agreement resolved various issues related to past performance of the generators, provided a limited warranty related to the generators going forward, and contained a release by all parties of any claims related to the generators other than those arising out of the obligations contained in the Warranty Agreement.

Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million.  In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential and incidental damages incurred by it and by its customers, as well as punitive damages, related to the Marathon generators.  Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations.  Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed.  The court has not yet ruled on this motion.

The Company believes that this action is without merit and that it has meritorious defenses to the action.  The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action.  As of December 31, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

In March 2004, the Company received notice from the U.S. Environmental Protection Agency (“U.S. EPA”) that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois.  The Company had previously reached a settlement in 1999 with the U.S. EPA regarding the same site.  Management provided its expert’s assessment of this site to the U.S. EPA, which has not proceeded with any enforcement action.  Based on the facts, the Company believes that there will be no further assessments related to this site.  As of December 31, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

From time to time, the Company, in the normal course of business, is involved in various claims and legal actions arising out of its operations.  The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “RBC.” The Company submitted its Section 303A.12(a) CEO Certification to the NYSE on January 10, 2005.   Prior to January 21, 2005, the Company’s stock was traded on the American Stock Exchange under the symbol “RBC.”  The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2003 through December 31, 2004.

	2004			2003

	Price Range			Price Range
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid

1st Quarter	$23.20	$19.41	$.12	$21.75	$14.96	$.12
2nd Quarter	22.22	19.14	.12	21.64	15.05	.12
3rd Quarter	24.33	20.40	.12	24.45	18.48	.12
4th Quarter	29.38	23.13	.12	23.07	19.20	.12

The Company has paid 178 consecutive quarterly dividends through January 2005.  The number of registered holders of Common Stock as of December 31, 2004 was 792.

The Board of Directors approved, in 2000, a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. In April 2004, in association with the Company’s convertible subordinated debt offering, the Company repurchased 614,200 shares of its stock at a price of $20.35.  Through December 31, 2004, the Company has repurchased 774,100 shares at an average purchase price of $19.67 per share under this program.

As part of the consideration for the acquisition of General Electric Company’s HVAC motors and capacitors businesses, the Company issued 4,559,048 shares of common stock to GE in a transaction exempt from registration inder Section 4(2) of the Securities Act of 1933, as amended.  The Company and GE entered into a Shareholder Agreement as part of the transaction.  This agreement was filed on Form 8-K on January 6, 2005.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans

ITEM 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data) Year Ended December 31

	2004	2003	2002	2001	2000

Net Sales	$756,557	$619,098	$605,292	$663,571	$598,203
Income from Operations	55,162	47,226	47,227	56,060	71,608
Net Income	30,435	25,206	24,518	19,590	33,771
Total Assets	1,352,052	734,445	733,988	746,599	792,407
Long-term Debt	547,350	195,677	222,812	345,667	393,510
Shareholders’ Investment	538,179	398,704	381,423	280,150	273,889
Per Share of Common Stock:
Earnings Per Share	1.24	1.01	1.01	.94	1.61
Earnings Per Share – Assuming Dilution	1.22	1.00	1.01	.93	1.61
Cash Dividends Declared	.48	.48	.48	.48	.48
Shareholders’ Investment	21.87	15.93	15.24	13.42	13.10
Basic Average Shares Outstanding	24,603	25,030	24,187	20,869	20,984
Diluted Average Shares Outstanding	24,904	25,246	24,310	21,124	20,996

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless the context requires otherwise, references below to “we,” “us,” “our” or the “Company” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

Overview

Our business is cyclical and dependent on industrial and consumer spending and is therefore impacted by the strength of the economy generally, and other factors such as interest rates and commodity prices. The economic slowdown, which began in mid-2000, became an economic recession in 2001, and was characterized by weak industrial markets throughout 2002 and 2003.  The industrial economy began to strengthen in early 2004 in our served markets.  Net sales in 2004 increased, including the impact of the GE Commercial AC motor acquisition in August 2004, 22.2% to $756.6 million.  Net income rose 20.7% to $30.4 million.

Rising material costs, particularly copper, steel and aluminum, presented the most significant negative impact to our profitability in 2004.  By the fourth quarter, spot prices for steel and copper were approximately double the level from the prior year.  We implemented various price increases three times during the year, with the last taking effect in December.  The price increases only partially offset the material cost increases.

We made two significant acquisitions during the year.  On August 30, we completed the acquisition of General Electric’s Commercial AC motor business for $72.0 million in cash.  The Commercial AC motors business, which is projected to add approximately $140 million in annual sales, manufactures a full line of AC motors for pump, compressor, equipment and commercial HVAC applications.  On December 31, 2004, we completed the acquisition of General Electric’s HVAC motors and capacitors businesses (“HVAC business”) for $270 million in cash and 4,559,048 shares of our common stock.  The HVAC business is projected to add approximately $500 million in annual sales and manufactures a full line of electric motors for use principally in residential HVAC systems and capacitors for HVAC systems, high intensity lighting and other applications.

We enter 2005 encouraged about the prospects for our legacy businesses as well as the newly acquired businesses.  The overall market conditions continue to be positive, driven by consumer and business spending. Raw material prices continue to have a negative impact on margins even after the price increases were put into effect in 2004.  We plan to continue to address the margin pressures through price increases and productivity improvements in 2005.

Results of Operations

2004 versus 2003

Our net sales were $756.6 million in 2004, a 22.2% increase from $619.1 million in 2003.  Excluding the sales impact from the acquisition of the CAC business, sales increased 13.5%. The increase in sales was driven by strong demand in the majority of our markets.  Sales in the Electrical segment increased 27.1% to $557.0 million.  Excluding the sales from the CAC business, sales in the Electrical segment were $503.3 million, an increase of 14.8% over 2003. Sales for the joint ventures that the Company owned for the entire year, which are included in the Electrical segment, increased $10.7 million, or 53% over 2003.   Sales in our Mechanical segment were $199.6 million, which was an increase of 10.4% over 2003.  Sales in both segments were positively impacted by improved consumer and business spending and the price increases implemented by the Company during 2004.

Our gross profit was $167.1 million, an increase of 13.8% over the $146.8 million reported in 2003.  As a percent of sales, gross profit was 22.1% as compared to 23.7% in 2003.  The increase in raw material costs drove this decrease, as price increases and our implemented productivity actions only partially offset the increased costs.

Our operating expenses in 2004 were $111.9 million, 12.4% above $99.5 million in 2003.   The increase was primarily driven by the sales and distribution costs driven by the sales volume increase. Operating expenses as a percentage of sales decreased to 14.8% in 2004 from 16.1% in 2003, reflecting fixed cost leverage and productivity.

Income from operations was $55.2 million, an increase of 16.8% over the $47.2 million reported in 2003. Income from operations as a percentage of sales (“operating income margin”) was 7.3% in 2004 versus 7.6% in 2003. Electrical segment income from operations increased 16.4% in 2004 to $39.4 million from $33.9 million in 2003, and operating income margin decreased to 7.1% in 2004 from 7.7% in 2003. The impact of the raw material cost increases coupled with an increase in healthcare costs for employees were the primary drivers of this decrease.  These factors were partially offset by price increases, favorable volume impacts, and the operating expense fixed cost leveraging and productivity.  Mechanical segment income from operations increased 17.8% to $15.7 million in 2004 from $13.3 million in 2003.  The Mechanical segment operating income margin for 2004 improved to 7.9% from 7.4% in 2003.   The results of the Mechanical segment reflect the positive impacts of increased volume, price increases, and the 3rd quarter gain on the sale of property located in the U.K. ($1.5 million pretax), partially offset by raw material cost increases.

Our net interest expense in 2004 was $6.6 million, which was an increase of 3.5% over the $6.4 million in 2003. This increase was due to a slightly increased  balance  of average debt outstanding.  The average interest rate we paid on outstanding debt in 2004 was 2.7% which was unchanged from the 2.7% average in 2003.

Our effective tax rate on income before taxes decreased to 31.9% in 2004 from 36.2% in 2003, including tax effects of the minority interest. This decrease was due primarily to the impact of the favorable resolution of several tax matters recorded in the fourth quarter ($1.4 million) and the favorable tax treatment of the third quarter gain on the sale of property located in the U.K ($.5 million).

Our 2004 net income of $30.4 million improved 20.7% from the $25.2 million in 2003. Net income as a percentage of sales was 4.0% versus 4.1% in 2003.  Basic earnings per share was $1.24 in 2004, a 22.8% increase from $1.01 in 2003.  Fully diluted earnings per share was $1.22, a 22.0% increase from $1.00 in 2003.

2003 versus 2002

Our net sales were $619.1 million in 2003, a 2.3% increase from $605.3 million in 2002. The higher sales were attributable to our Electrical segment, whose 2003 net sales of $438.4 million were 4.7% improved from 2002’s $418.6 million. This sales increase was due primarily to strength in our power generator and related controls products, including our generator joint venture in China, particularly in the second half of 2003. The increase in the generator and control sales was due primarily to an overall improvement in market demand as 2003 progressed, in part aided by the impact of the Northeast power outage, Hurricane Isabel and Middle East rebuilding projects. Sales of our electric motor products were virtually unchanged in 2003 from 2002. Mechanical segment 2003 net sales of $180.7 million were 3.2% below $186.7 million in 2002 and were basically flat throughout 2003, reflecting broad-based weakness in our markets.

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

Income from operations of $47.2 million was virtually unchanged from 2002. Income from operations as a percentage of sales (“operating income margin”) was 7.6% in 2003 versus 7.8% in 2002. Electrical segment income from operations decreased 4.5% in 2003 to $33.9 million from $35.5 million in 2002, and operating income margin to 7.7% in 2003 from 8.5% in 2002. In addition to the impact of our joint venture discussed above, the impact on 2003 productivity of the plant consolidation programs also discussed above, as well as continued pricing pressures, higher utility and other factory costs and lower overhead absorption in order to reduce inventories were also factors in the reduced Electrical segment operating income margin. Mechanical segment income from operations increased 13.7% to $13.3 million in 2003 from $11.7 million in 2002 and operating income margin to 7.4% from 6.3% for 2003 and 2002, respectively. Excluding the $1.2 million pre-tax fourth quarter 2002 charge relating to a plant closing/consolidation completed in 2003’s first quarter, the Mechanical segment’s 7.4% operating income margin would still be .5% higher in 2003 than in 2002, primarily due to improved productivity and to favorable mix of products sold. (See also Note 11 of Notes to Consolidated Financial Statements.)

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

Our 2003 net income of $25.2 million was 2.8% improved from $24.5 million in 2002. Net income as a percentage of sales of 4.1% in 2003 was virtually unchanged from 2002.  Basic earnings per share was $1.01 in 2003 and 2002, while diluted earnings per share was $1.00 compared to $1.01 a year earlier.

Liquidity and Capital Resources

Our working capital was $279.7 million at December 31, 2004, an increase of 76.9% from $158.1 million at December 31, 2003. The increase was due primarily to a $237.5 million increase in current assets partly offset by a $115.9 million increase in current liabilities.  Accounts receivable increased $91.5 million during 2004, of which $64.1 million resulted from the acquisitions of businesses from

GE and the remainder from the increased sales volume. Accounts payable increased $70.2 million in 2004, with $59.1 resulting from the acquisitions and a general increase in accounts payable due to improved business activity at the end of 2004 versus at the end of 2003. Other accrued expenses increased $31.8 million in 2004 as a result of the acquisitions due.  Our current ratio at December 31, 2004 decreased to 2.4:1 from 3.0:1 at year-end 2003.

Cash flow from operations was $38.2 million in 2004, a 35.3% decrease from $59.0 million in 2003. Increases in inventories and receivables resulting from the increased sales volumes, in part offset by higher payables, account for the decrease. Cash flow used in investing activities totaled $338.5 million versus $16.6 million in 2003.  Capital spending decreased by $1.7 million to $16.3 million. The net cash paid for the acquisitions of the CAC and HVAC businesses totaled $327.9 million.  Offsetting these investments were the proceeds from the sale of facilities and equipment, which totaled $5.9 million. Our commitments for property, plant and equipment as of December 31, 2004 were approximately $2.3 million. We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2005.

Cash flow provided by financing activities was $322.4 million, as funds were obtained to finance our acquisitions.  The addition to long-term debt of $115 million represents the gross proceeds of the convertible senior subordinated debt offering we completed in April 2004.  We repurchased $12.5 million of our common stock simultaneously with the closing of the debt offering. The aggregate financing fees of $5.9 million were associated with the debt offering and our amended and restated credit agreement on December 30, 2004.  The net borrowings of long-term debt of $236.8 million reflects using the $99.3 million net proceeds of the debt offering to repay loans under our credit facility, the borrowing of approximately $342 million under our credit facility to fund the cash portions of our two acquisitions and $5.9 million net repayments of long-term debt provided by our 2004 business operations.  We paid $11.9 million in dividends during 2004.

Our primary financing source is our $475 million long-term unsecured revolving credit facility (the “Facility”) that expires on May 5, 2009. The Facility was increased by $250 million in December 2004 from the previous $225 million. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these ratios and tests as of December 31, 2004. Those tests consist of a minimum interest coverage ratio of 3.75 to 1.0, a maximum funded debt to EBITDA ratio of 4.00 to 1.0, a maximum senior funded debt to EBITDA ratio of 3.00 to 1, and a minimum net worth consisting of the sum of $435.0 million plus 50% of net income for each quarter ending after March 31, 2005 plus 75% of the net proceeds of all issuances of equity securities by the Company.    At year-end 2004, we had $46.8 million of available borrowing capacity.  We believe we will satisfy the financial ratios and tests specified in the Facility for the foreseeable future. We also believe that the combination of our operating cash flow, which has averaged over $50 million per year over the last three years and we believe is indicative of what we might achieve in 2005, and borrowing availability under the Facility will provide sufficient cash flow to finance our existing operations for the foreseeable future. (See also Note 5 of Notes to Consolidated Financial Statements.)

As a result of our capital structure, we are exposed to interest rate risk.  Except for the $115 million of convertible senior subordinated debt, virtually all our debt is under the Facility with a variable interest rate based on a margin above LIBOR.  As a result, interest rate changes impact our future earnings and cash flows assuming other factors are constant.  A hypothetical 10% change in the LIBOR rate on the Facility debt outstanding at December 31, 2004 would result in an annual after-tax change in net income of $645,000.  We had no material foreign currency rate risk at December 31, 2004.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s contractual obligations and payments due by period as of December 31, 2004 (in thousands):

Payments due by Period	Long-Term Debt Including Estimated* Interest Payments	Operating Leases	Purchase Obligations	Total Contractual Obligations**

Less than 1 Year	$20,310	$3,894	$47,631	$71,835
1 – 3 Years	41,174	6,280	—	47,454
3 – 5 Years	458,543	2,367	—	460,910
More than 5 Years	121,163	2,070	—	123,233

Total	$641,190	$14,611	$47,631	$703,432

*Variable rate debt based on December 31, 2004 rates. **Excludes funding of pension or other retirement benefits.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At December 31, 2004, the Company had outstanding standby letters of credit totaling $5,066,000, $3,000,000 of which expires in 2007, the balance expires in 2005. We had no other material commercial commitments.

The Company did not have any variable interest entities as of December 31, 2004.  Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition
The Company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer.  The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment.  Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience.  Shipping and handling costs are recorded as revenue when billed to the customers.

Goodwill and Other Intangibles
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment at least annually and with any resulting adjustment charged to the results of operations.  Amortization continues to be recorded for other intangible assets with definite lives.  (See Note 3, “Goodwill and Other Intangibles” of Notes to Consolidated Financial Statements.)

Retirement Plans
Approximately half of our employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans.  Our obligations under the defined benefit plans are determined with the assistance of actuarial firms.  The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.  Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.75% and the discount rate at 5.75% for our defined benefit plans as of December 31, 2004.  (See also Note 7 of Notes to Consolidated Financial Statements).

Further discussion of the Company’s accounting policies is contained in Note 2 of Notes to Consolidated Financial Statements.  The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which requires companies to expense the value of employee stock options and similar awards.  This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R(R) is effective beginning the Company’s third quarter of 2005.  Management is currently assessing the impact of adopting SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4.  The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The  pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The adoption of this pronouncement is not expected to have a significant impact on the Company’s results of operations or financial position.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As permitted by the Public Company Accounting Oversight Board auditing standards, the acquisitions of the two General Electric businesses acquired by the Company in 2004 (which represented 21% of total assets at December 31, 2004 and 7% of 2004 revenues) were excluded from the scope of management’s assessment of internal control over financial reporting as of December 31, 2004.  Based on this assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

          The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  That attestation report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of REGAL-BELOIT CORPORATION:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the CAC and HVAC businesses which were acquired on August 30, 2004 and December 31, 2004, respectively, and whose financial statements reflect total assets and revenues constituting 21% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  Accordingly, our audit did not include the internal control over financial reporting at the CAC or HVAC businesses.  The Company’s management is responsible for maintaining effective internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected in a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 8, 2005

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of this report.

ITEM 8.	Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

	(In Thousands, Except Per Share Data)

	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

	2004	2003	2004	2003	2004	2003	2004	2003

Net Sales	$163,084	$153,324	$177,652	$154,645	$193,888	$159,031	$221,933	$152,098
Gross Profit	38,187	36,233	40,841	37,384	42,944	36,432	45,088	36,706
Income from Operations	12,444	11,505	14,174	12,342	15,591	11,996	12,953	11,383
Net Income	6,860	6,068	7,629	6,483	8,927	6,510	7,019	6,145
Earnings Per Share	.27	.24	.31	.26	.37	.26	.29	.25
Earnings Per Share – Assuming Dilution	.27	.24	.31	.26	.36	.26	.28	.24
Average Number of Shares Outstanding	25,042	25,025	24,450	25,031	24,456	25,032	24,463	25,032
Average Number of Shares – Assuming Dilution	25,278	25,204	24,677	25,227	24,725	25,285	24,937	25,268

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of REGAL-BELOIT CORPORATION:

We have audited the accompanying consolidated balance sheets of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REGAL-BELOIT CORPORATION and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 8, 2005

CONSOLIDATED BALANCE SHEETS	REGAL-BELOIT
In Thousands of Dollars, Except Share Information

	December 31

	2004	2003

Assets
Current Assets:
Cash and Cash Equivalents	$31,275	$9,100
Receivables, Less Allowance for Doubtful Accounts of $2,376 in 2004 and $1,432 in 2003	176,941	85,468
Income Tax Receivable	242	223
Future Income Tax Benefits	6,493	5,104
Inventories	246,816	131,121
Prepaid Expenses and Other Current Assets	13,152	6,411

Total Current Assets	474,919	237,427
Property, Plant and Equipment:
Land and Improvements	19,026	12,290
Buildings and Improvements	104,460	88,812
Machinery and Equipment	335,307	260,634

Property, Plant and Equipment, at Cost	458,793	361,736
Less: Accumulated Depreciation	(205,120)	(192,638)

Net Property, Plant and Equipment	253,673	169,098
Goodwill	544,440	311,216
Purchased Intangible Assets, net of Amortization	52,058	—
Other Noncurrent Assets	26,962	16,704

Total Assets	$1,352,052	$734,445

Liabilities and Shareholders’ Investment
Current Liabilities:
Accounts Payable	$106,374	$36,179
Dividends Payable	3,483	3,004
Accrued Compensation and Employee Benefits	30,256	18,151
Other Accrued Expenses	44,094	12,321
Income Taxes Payable	10,731	9,543
Current Maturities of Long-Term Debt	271	125

Total Current Liabilities	195,209	79,323
Long-Term Debt	547,350	195,677
Deferred Income Taxes	48,663	46,186
Other Noncurrent Liabilities	17,359	11,658
Minority Interest in Consolidated Subsidiaries	5,292	2,897
Shareholders’ Investment:
Common Stock, $.01 Par Value, 50,000,000 Shares Authorized, 29,798,188 Issued in 2004 and 25,191,656 Issued in 2003	298	250
Additional Paid-in Capital	263,790	132,313
Less: Treasury Stock, at Cost, 774,100 Shares in 2004 and 159,900 Shares in 2003	(15,228)	(2,727)
Retained Earnings	288,837	270,760
Unearned Compensation	(224)	—
Accumulated Other Comprehensive Income (Loss)	706	(1,892)

Total Shareholders’ Investment	538,179	398,704

Total Liabilities and Shareholders’ Investment	$1,352,052	$734,445

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME	REGAL-BELOIT

In Thousands of Dollars, Except Shares Outstanding and Per Share Data

	For the Year Ended December 31,

	2004	2003	2002

Net Sales	$756,557	$619,098	$605,292
Cost of Sales	589,497	472,343	462,149

Gross Profit	167,060	146,755	143,143
Operating Expenses	111,898	99,529	95,916

Income from Operations	55,162	47,226	47,227
Interest Expense	6,787	6,462	9,399
Interest Income	183	79	149

Income before Income Taxes and Minority Interest	48,558	40,843	37,977
Provision for Income Taxes	15,728	14,792	13,182

Income before Minority Interest	32,830	26,051	24,795
Minority Interest in Income, Net of Tax	2,395	845	277

Net Income	$30,435	$25,206	$24,518

Earnings Per Share	$1.24	$1.01	$1.01
Earnings Per Share - Assuming Dilution	$1.22	$1.00	$1.01
Average Number of Shares Outstanding	24,602,868	25,029,942	24,186,839
Average Number of Shares - Assuming Dilution	24,904,287	25,246,088	24,310,165

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT	REGAL-BELOIT

In Thousands of Dollars, Except Per Share Data

	Compre- hensive Income	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2001		$210	$41,967	$(2,727)	$—	$244,564	$(3,864)	$280,150
Net Income	$24,518	—	—	—	—	24,518	—	24,518
Dividends Declared ($.48 per share)		—	—	—		(11,512)	—	(11,512)
Translation Adjustments	1,607	—	—	—	—	—	1,607	1,607
Additional Pension Liability, Net of Tax	(3,580)	—	—	—	—	—	(3,580)	(3,580)

Comprehensive Income	$22,545

Stock Options Exercised		—	278	—	—	—	—	278
Stock Offering		40	89,922	—	—	—	—	89,962

Balance, December 31, 2002		250	132,167	(2,727)	—	257,570	(5,837)	381,423
Net Income	$25,206	—	—	—	—	25,206	—	25,206
Dividends Declared ($.48 per share)		—	—	—	—	(12,016)	—	(12,016)
Translation Adjustments	4,111	—	—	—	—	—	4,111	4,111
Change in Fair Value of Hedging Activities, Net of Tax	160	—	—	—	—	—	160	160
Hedging Activities Reclassified into Earnings from Other Comprehensive Income	—	—	—	—	—	—	—	—
Additional Pension Liability, Net of Tax	(326)	—	—	—	—	—	(326)	(326)

Comprehensive Income	$29,151

Stock Options Exercised		—	146	—	—	—	—	146

Balance, December 31, 2003		250	132,313	(2,727)	—	270,760	(1,892)	398,704
Net Income	$30,435	—	—	—	—	30,435	—	30,435
Dividends Declared ($.48 per share)		—	—	—	—	(12,358)	—	(12,358)
Translation Adjustments	2,903	—	—	—	—	—	2,903	2,903
Change in Fair Value of Hedging Activities, Net of Tax	864	—	—	—	—	—	864	864
Hedging Activities Reclassified into Earnings from Other Comprehensive Income	(511)	—	—	—	—	—	(511)	(511)
Additional Pension Liability, Net of Tax	(658)	—	—	—	—	—	(658)	(658)

Comprehensive Income	$33,033

Unearned Compensation, Net of Amortization		—	288	—	(224)	—	—	64
Stock Issued for Acquisition		46	130,343	—	—	—	—	130,389
Common Stock Repurchased		—	—	(12,501)	—	—	—	(12,501)
Stock Options Exercised		2	846	—	—	—	—	848

Balance, December 31, 2004		$298	$263,790	$(15,228)	$(224)	$288,837	$706	$538,179

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	REGAL-BELOIT
In Thousands of Dollars

	For the Year Ended December 31

	2004	2003	2002

Cash Flows From Operating Activities:
Net Income	$30,435	$25,206	$24,518
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	21,061	21,014	22,134
Amortization	552	—	—
Provision for Deferred Income Taxes	1,089	2,377	4,103
Minority Interest in Earnings of Subsidiaries	2,395	845	277
Gain on Sale of Property, Plant, and Equipment	(2,380)	—	—
Change in Assets and Liabilities, Net of Acquisitions:
Receivables	(28,813)	(4,582)	1,289
Inventories	(16,481)	6,483	(311)
Accounts Payable	14,483	2,915	3,334
Current Liabilities and Other	15,823	4,707	(935)

Net Cash Provided from Operating Activities	38,164	58,965	54,409
Cash Flows From Investing Activities:
Additions to Property, Plant and Equipment	(16,281)	(17,965)	(10,754)
Business Acquisitions, Net of Cash Acquired	(327,851)	(717)	(1,939)
Sale of Property, Plant and Equipment	5,929	259	205
Other	(306)	1,833	539

Net Cash Used in Investing Activities	(338,509)	(16,590)	(11,949)
Cash Flows From Financing Activities:
Proceeds from Stock Offering	—	—	89,962
Additions to Long-Term Debt	115,000	—	1,290
Net Borrowings (Repayments) Under Revolving Credit Facility	236,819	(27,165)	(124,110)
Repurchase of Common Stock	(12,501)	—	—
Stock Issued Under Option Plans	848	146	278
Financing Fees Paid	(5,851)	—	—
Dividends Paid to Shareholders	(11,879)	(12,014)	(11,015)

Net Cash Provided from (Used in) Financing Activities	322,436	(39,033)	(43,595)
Effect of Exchange Rate on Cash:	84	167	97

Net Increase (Decrease) in Cash and Cash Equivalents	22,175	3,509	(1,038)
Cash and Cash Equivalents at Beginning of Year	9,100	5,591	6,629

Cash and Cash Equivalents at End of Year	$31,275	$9,100	$5,591

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$5,981	$6,355	$9,656
Income Taxes	$8,847	$3,585	$7,075
Non-Cash Investing: Issuance of Common Stock in Connection with Acquisition	$130,389	—	—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2004

(1)  Nature of Operations

REGAL-BELOIT CORPORATION (the Company) is a United States-based multinational corporation. The Company reports in two segments, the Mechanical segment, with its principal line of business in mechanical products which control motion and torque, and the Electrical segment, with its principal line of business in electric motors and power generation products. The principal markets for the Company’s products and technologies are within the United States.

(2)  Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where the Company owns at least 50% of the subsidiary’s equity.  Those subsidiaries include: Shanghai Marathon GeXin Electric Co. Ltd. of 55%, Shanghai Regal-Beloit & Jinling Co. Ltd of 50% and GE Holmes Industries Far East Ltd. of 50%. All significant intercompany accounts and transactions are eliminated.

Use of Estimates
Management’s best estimates of certain amounts are required in preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer.  The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment.  Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience.  Shipping and handling costs are recorded as revenue when billed to the customers.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.

Accounts Receivable
Accounts receivable are stated at estimated net realizable value.  Accounts receivable comprise balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories
The approximate percentage distribution between major classes of inventory is as follows:

	December 31,

	2004	2003

Raw Material	13%	11%
Work In Process	25%	20%
Finished Goods and Purchased Parts	62%	69%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 87% of the Company’s inventory at December 31, 2004 and 82% in 2003, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $13,922,000 and $3,555,000 as of December 31, 2004 and 2003, respectively. Material, labor and factory overhead costs are included in the inventories.

The Company reviews it inventories for excess and obsolete products or components.  Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

Property, Plant and Equipment
Property, plant and equipment are stated at cost.  Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 10 to 45 years for buildings and improvements, 3 to 15 years for machinery and equipment.  Accelerated methods are used for income tax purposes.  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Other Intangibles
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment at least annually with any resulting adjustment charged to the results of operations.  Amortization continues to be recorded for other intangible assets with definite lives.

Stock-Based Compensation
The Company accounts for stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock.  Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts:

	(In Thousands, Except Per Share Data)

	2004	2003	2002

Net Income:
As Reported	$30,435	$25,206	$24,518
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	117	69	52
Deduct: Total stock-based employee compensation expense, net of related tax effects	(839)	(497)	(578)

Pro Forma	$29,713	$24,778	$23,992

Earnings Per Share:
As Reported	$1.24	$1.01	$1.01
Pro Forma	$1.21	$.99	$.99
Earnings Per Share - Assuming Dilution:
As Reported	$1.22	$1.00	$1.01
Pro Forma	$1.19	$.98	$.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 4.0%, 3.5% and 4.5%; expected dividend yield of 2.25%, 2.5% and 2.5%; expected option lives of 7.0 for all years; expected volatility of 35%, 37% and 32%.

Under the 2003 Equity Incentive Plan, the Company may issue grants of restricted stock.  The value of the grant is amortized as compensation expense over the vesting period on a straight-line basis.  The unamortized balance is reflected as a component of shareholders’ investment.

Earnings per Share (EPS)
Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”.  Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

Options for common shares where the exercise price was above the market price at December 31 have been excluded from the calculation of effect of dilutive securities shown below.  The amount of these shares was 62,850, 714,650 and 749,650 for 2004, 2003 and 2002, respectively.  The following table reconciles the basic and diluted shares used in the per share calculations:

	December 31

	2004	2003	2002

Denominator for basic EPS	24,602,868	25,029,942	24,186,839
Effect of dilutive securities	301,419	216,146	123,326

Denominator for diluted EPS	24,904,287	25,246,088	24,310,165

Foreign Currency Translation
For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates.  The resulting translation adjustments are recorded as a separate component of shareholders’ investment.  Gains and losses from foreign currency transactions are included in net earnings, which were immaterial in all years.

Impairment of Long-Lived Assets and Amortizable Intangible Assets
Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company assesses these assets for impairment based on estimated future cash flows from these assets.  Such analyses necessarily involve significant judgment.

Product Warranty Reserves
The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated.

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and minimum pension liability adjustments are included in shareholder’s investment under accumulated other comprehensive income (loss).  The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	2004	2003

Additional pension liability, net of tax	$(6,093)	$(5,435)
Translation adjustments	6,286	3,383
Hedging activities, net of tax	513	160

Total	$706	$(1,892)

Derivative Instruments
SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.  Any fair value changes are recorded in net earnings or accumulated other comprehensive income (loss).

The Company has entered into certain commodity forward contracts in connection with the management of its exposure to fluctuations in certain raw material commodity pricing.  These derivative instruments have been designated as cash flow hedges.  The entire value of theses hedges at December 31, 2004, which are shown above  in “Accumulated Other Comprehensive Income (Loss),” is expected to be realized in 2005.

Legal and Environmental Claims
The Company records expenses and liabilities when the Company believes that an obligation of the Company on a specific matter is probable and there is a basis to reasonably estimate the value of the obligation. This methodology is used for environmental matters and legal claims that are filed against the Company from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded.

Life Insurance Policies
The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $11,008,000 at December 31, 2004 and $11,756,000 at December 31, 2003. The cash surrender value, net of policy loans, is $3,315,000 and $806,000 at December 31, 2004 and 2003, respectively, and is included as a component of Other Noncurrent Assets.

Reclassifications

Certain reclassifications were made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which requires companies to expense the value of employee stock options and similar awards.  This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R(R) is effective beginning the Company’s third quarter of 2005.  Management is currently assessing the impact of adopting SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43.  The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The  pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The adoption of this pronouncement is not expected to have a significant impact on the Company’s results of operations or financial position.

(3)  Goodwill and Other Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets,” establishes financial accounting and reporting for acquired goodwill and other intangible assets.  The Company reports in two segments, the Electrical segment and the Mechanical segment. The Company has elected to perform its annual test for impairment during the fourth quarter. The Company utilizes a discounted cash flow model to estimate the fair value of the reporting units. The Company performed its most recent analysis as of November 30, 2004, and based upon reasonable assumptions of cash flows and cost of capital, concluded that there continues to be no impairment of goodwill. The following information presents changes to goodwill during the periods indicated:

	Electrical Segment	Mechanical Segment	Total Company

Balance, December 31, 2002	$312,735	$530	313,265
Adjustments	(2,049)	—	(2,049)

Balance, December 31, 2003	310,686	530	311,216
Acquisitions	233,224	—	233,224

Balance, December 31, 2004	$543,910	$530	$544,440

Preliminary appraisals have been made of the tangible and intangible assets purchased with the GE HVAC motors and capacitors businesses and the GE Commercial AC motor business in 2004. (See Note 10, “Acquisitions” of Notes to Consolidated Financial Statements.)  These preliminary appraisals are reflected in the Company’s balance sheet as of December 31, 2004.  These appraisals may be updated when finalized.  A preliminary total of $52.6 million of intangible assets with finite lives has been determined, as of the dates of the acquisitions.  At December 31, 2004, the value of such intangible assets was $52.0 million, net of the $552,000 amortization recorded in 2004.  There were no such assets at December 31, 2003. There are no intangible assets with indefinite lives.

Summary of Intangible Assets with Definite Lives

Asset Description	Gross Value ($ thousands)	Accumulated Amortization ($ thousands)	Useful Life

Non-Compete Agreements	$2,500	$33	5 Years
Trademarks	4,900	386	3-5 Years
Patents	15,400	23	10 Years
Engineering Drawings	1,200	7	10 Years
Customer Relationships	28,600	103	10 Years

Estimated future amortization

2005	2006	2007	2008	2009	Thereafter

$6,384,000	$6,384,000	$6,380,000	$5,238,000	$5,205,000	$22,467,000

(4)  Leases and Rental Commitments

Rental expenses charged to operations amounted to $6,568,000 in 2004, $7,097,000 in 2003, and $6,928,000 in 2002. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Thousands of Dollars)

2005	$3,894
2006	$3,350
2007	$2,930
2008	$1,439
2009	$928
Thereafter	$2,070

(5)   Long-Term Debt and Bank Credit Facilities

Long-term debt consists of the following:

	(In Thousands of Dollars) December 31,

	2004	2003

Revolving Credit Facility	$426,500	$191,000
Convertible Senior Subordinated Debt	115,000	—
Other	6,121	4,802

	547,621	195,802
Less: Current maturities	271	125

Noncurrent portion	$547,350	$195,677

On December 30, 2004, the Company and its lenders entered into the First Amendment to the Amended and Restated Credit Agreement dated as of May 5, 2004.  The First Amendment increased the facility commitment amount from $225,000,000 to $475,000,000 and changed other terms and conditions to provide to the Company the $270,000,000 cash portion of the purchase price of the Company’s December 31, 2004 acquisition from General Electric Co. (See Note 10, “Acquisitions,” of Notes to Consolidated Financial Statements.)

The Company maintained at December 31, 2004, this amended $475,000,000 unsecured revolving credit facility which expires May 5, 2009 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary with LIBOR.  The Company also pays a commitment fee on the unused amount of the $475,000,000 maximum credit limit, which fee rate also varies with the debt to EBITDA ratio.  The Facility includes various financial covenants regarding minimum net worth, permitted debt levels and minimum interest coverage.   Those tests consist of a minimum interest coverage ratio of 3.75 to 1.0, a maximum funded debt to EBITDA ratio of 4.00 to 1.0, a maximum senior funded debt to EBITDA ratio of 3.00 to 1, and a minimum net worth of consisting of the sum of $435.0 million plus 50% of net income for each quarter ending after March 31, 2005 plus 75% of the net proceeds of all issuances of equity securities by the Company.  The Company was in compliance with all financial covenants as of December 31, 2004.

The average balance outstanding under the Facility in 2004 was $150,596,000 and in 2003 was $217,236,000.  The average interest rate paid under the Facility was 2.7% in both 2004 and 2003.  At December 31, 2004, the interest rate paid on the outstanding balance of the Facility was 3.9%.  The Company also paid an unused commitment fee under the facility which was .30% of the unused balance of $48,500,000 at December 31, 2004.  The Company had $46,808,000 of available borrowing capacity under the Facility at December 31, 2004, after deducting $92,000 for outstanding Facility - issued standby letters of credit and $1,600,000 outstanding Swingline.

The Company, at December 31, 2004, also had $115,000,000 of convertible senior subordinated notes outstanding, which were issued on April 5, 2004.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a note if certain conditions are met after five years.  The Company may not call the notes for five years, and the note holders may only put the notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the notes.  In October 2004, the Company amended the indenture to eliminate its option to issue stock upon a conversion request, and require the Company to pay only cash, up to the $115,000,000 par value of the notes.  The Company retained the option to either pay cash, issue its stock or a combination thereof, for value above par, which is above the $25.56 stock conversion price.  With the change to the indenture, the Company qualifies for the Treasury Stock method of accounting for this convertible debt in accordance with EITF 04-8.

Based on the borrowing rates currently available to the Company for bank loans and for convertible senior subordinated debt, the fair market value of the long-term debt is not materially different from the carrying value.

Maturities of long-term debt are as follows:

Year	(In Thousands of Dollars)

2005	$271
2006	880
2007	216
2008	154
2009	428,100
Thereafter	118,000

Total	$547,621

(6)   Contingencies and Commitments

An action was filed on June 4, 2004 and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings.  In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of about 564 generators sold by Marathon to Enron Wind from 1997 to 1999.  In January 2001, Enron Wind and Marathon entered into a “Generator Warranty and Settlement Agreement and Release of All Claims” (“Warranty Agreement”).  This Warranty Agreement resolved various issues related to past performance of the generators, provided a limited warranty related to the generators going forward, and contained a release by all parties of any claims related to the generators other than those arising out of the obligations contained in the Warranty Agreement.

Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million.  In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential and incidental damages incurred by it and by its customers, as well as punitive damages, related to the Marathon generators.  Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations.  Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed.  The court has not yet ruled on this motion.

The Company believes that this action is without merit and that it has meritorious defenses to the action.  The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action.  As of December 31, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

In March 2004, the Company received notice from the U.S. Environmental Protection Agency (“U.S. EPA”) that it was identified as one of three potentially responsible parties regarding an environmental site in Illinois.  The Company had previously reached a settlement in 1999 with the U.S. EPA regarding the same site.  Management provided its expert’s assessment of this site to the U.S. EPA, which has not proceeded with any enforcement action.  Based on the facts, the Company believes that there will be no further assessments related to this site.  As of December 31, 2004, no amounts have been recorded in the Company’s financial statements related to this contingency.

The Company is, from time to time, party to lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2004 and 2003:

	(In Thousands of Dollars)

	2004	2003

Balance, beginning of year	$(2,953)	$(3,431)
Payments	5,325	5,915
Provision	(5,545)	(5,437)
Additions from acquisitions	(1,834)	—

Balance, end of year	$(5,007)	$(2,953)

Provision for virtually all warranties is made in the year of issuance.

(7)   Retirement Plans

The Company has a number of retirement plans that cover most of its employees. The plans include defined contribution plans and defined benefit plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $4,455,000, $2,283,000, and $2,299,000 in 2004, 2003 and 2002, respectively.

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

The defined benefit pension plan assets were invested as follows as of December 31 of each year:

	2004	2003

Equity investments	73%	74%
Fixed income	27%	26%

Total	100%	100%

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

The actuarial computations utilized the following assumptions:

Benefit Obligation	2004	2003

Discount rate	5.75%	6.25%
Rates of increase in compensation level	0-2.75%	0-2.5%

Net Periodic Pension Cost	2004	2003	2002

Discount rate	6.25%	7.0%	7.5%
Expected long-term rate of return on assets	8.75%	8.75%	9.0%
Rates of increase in compensation levels	0-2.5%	0-3.0%	0-3.75%

Net periodic pension benefit costs for the defined benefit plans were as follows:

	(In Thousands of Dollars)

	2004	2003	2002

Service cost	$1,462	$1,389	$1,336
Interest cost	3,609	3,346	3,233
Expected return on plan assets	(4,295)	(4,717)	(5,438)
Net amortization and deferral	1,063	172	(157)

Net periodic expense (income)	$1,839	$190	$(1,026)

The following table presents a reconciliation of the funded status of the defined benefit plans:

	(In Thousands of Dollars)

	2004	2003

Change in projected benefit obligation:
Obligation at beginning of period	$57,751	$48,184
Service cost	1,462	1,389
Interest cost	3,609	3,346
Actuarial loss	628	7,245
Plan amendments	310	—
Benefits paid	(2,089)	(2,413)

Obligation at end of period	$61,671	57,751

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	49,616	40,958
Actual return on plan assets	4,799	10,688
Employer contributions	1,317	383
Benefits paid	(2,089)	(2,413)

Fair value of plan assets at end of period	53,643	49,616

Funded status	(8,028)	(8,135)
Unrecognized net actuarial loss	16,728	17,657
Unrecognized prior service costs	1,278	1,069

Net amount recognized	$9,978	$10,591

Amounts recognized in balance sheets
Prepaid benefit cost	$8,399	$9,012
Accrued benefit liability	(9,312)	(8,060)
Intangible asset	1,221	1,005
Accumulated other comprehensive loss	9,670	8,634

Net amount recognized	$9,978	$10,591

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $28,366,000, $28,287,000 and $18,975,000 respectively, as of December 31, 2004, and $25,317,000, $25,301,000 and $17,241,000, respectively, as of December 31, 2003. Total accumulated benefit obligations for all defined benefit plans totaled $57,819,000, and

$55,320,000 at December 31, 2004 and 2003, respectively. The Company estimates that, in 2005, it will make contributions in the amount of $628,000 to fund its defined benefit plans.  This estimate does not include contributions yet to be calculated, if any, that may be made in 2005 relating to new participants in the Company’s defined benefit pension plans as a result of the Company’s acquisitions from General Electric Co. in 2004.  (See Note 10, “Acquisitions,” of Notes to Consolidated Financial Statements.)

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

Grants of restricted stock, which vest three years from the grant date given continuous employment over the three years is attained, have been awarded to certain officers under the 2003 Equity Incentive Plan.  There were 14,175 shares of restricted stock outstanding at December 31, 2004.  Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $224,000 at December 31, 2004 and is being amortized over a three year vesting period.  Deferred compensation expense aggregated $64,000 in 2004.

A summary of restricted stock granted during 2004 is as follows:

Shares Granted	14,175
Weighted-Average Fair Value of Restricted Shares granted during year	$20.30

A summary of the Company’s stock option plans follows:

	At December 31, 2004

	1987 Plan	1991 Plan	1998 Plan	2003 Plan

Total Plan shares	450,000	1,000,000	1,000,000	1,500,000
Options granted	449,850	762,882	946,900	290,750
Restricted stock granted				14,175
Options outstanding	4,550	324,184	936,100	290,750
Restricted stock outstanding				14,175
Options available for grant	—	—	53,100	1,195,075

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,282,618	$21.22	1,125,754	$21.98	1,460,124	$18.49
Granted	382,500	20.77	233,750	17.70	38,250	19.97
Exercised	(51,034)	16.56	(11,586)	12.59	(357,370)	7.77
Forfeited	(58,500)	20.03	(65,300)	19.58	(15,250)	21.43

Outstanding at end of year	1,555,584	$21.53	1,282,618	$21.22	1,125,754	$21.98
Options exercisable at year-end	919,534		823,168		710,904
Weighted-average fair value of options granted during the year	$6.96		$5.55		$6.52

The following table provides information on the three Plans at various exercise price ranges:

	Range of Exercise Prices

	$12.50-$18.75	$18.76-$28.14	$28.15-$32.44	Total

Options outstanding at 12/31/04	266,684	1,226,050	62,850	1,555,584
Options exercisable at 12/31/04	162,634	694,050	62,850	919,534

On January 28, 2000, the Board of Directors approved a Shareholder Rights Plan (the “Plan”). Pursuant to this Plan, one common share purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Company’s common stock at a price of $60 per share (equivalent to $30 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires, or announces an offer for, 15% or more of the Company’s common stock. The Company amended its Shareholder Rights Plan in December 2004 to raise to 20% the limit for General Electric Co., to whom the Company issued 4,559,048 shares on December 31, 2004 as part of the purchase price of acquiring GE’s HVAC motors and capacitors business. The 4,559,048 shares owed by GE at December 31, 2004 represented 15.7% of the Company’s outstanding shares.   In the event the 15% limitation is exceeded, or 20% if by GE, each right will thereafter entitle the holder to purchase, at the right’s then-current exercise price, common stock of the Company or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice the full share exercise price. The rights may be redeemed by the Company at a price of one-tenth of one cent per right at any time prior to the time a person or group acquires 15% or more, or 20% or more if by GE, of the Company’s common stock.   The rights expire on January 28, 2010, unless otherwise extended.

The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. In April 2004, in association with the Company’s convertible subordinated debt offering, the Company repurchased 614,200 shares of its stock at a price of $20.35.  Through December 31, 2004, the Company has repurchased 774,100 shares at an average purchase price of $19.67 per share.

(9)   Income Taxes

Income before income taxes and minority interest consisted of the following:

	(In Thousands of Dollars )

	2004	2003	2002

United States	$36,689	$36,076	$35,354
Foreign	11,869	4,767	2,623

Total	$48,558	$40,843	$37,977

The provision for income taxes is summarized as follows:

	(In Thousands of Dollars)

	2004	2003	2002

Current
Federal	$9,565	$9,990	$7,321
State	1,181	1,009	1,017
Foreign	3,893	1,416	741

	14,639	12,415	9,079
Deferred	1,089	2,377	4,103

Total	$15,728	$14,792	$13,182

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

	2004	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.6	1.7
Resolution of tax matters	(4.7)	—	—
Prior period tax refund	—	—	(1.3)
Impact of UK Property Sale	(1.0)	—	—
Other, net	1.0	(0.4)	(0.7)

Effective tax rate	31.9%	36.2%	34.7%

The favorable impact from the resolution of tax matters resulted from the 4th quarter 2004 resolution of a state tax nexus issue and the completion of several federal and state tax audits.

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company’s net deferred tax liability as of December 31, 2004 of $42,170,000 is classified on the consolidated balance sheet as a current income tax benefit of $6,493,000 and a long-term deferred income tax liability of $48,663,000. The December 31, 2003 net deferred tax liability was $41,082,000, consisting of a current income tax benefit of $5,104,000 and a long-term deferred income tax liability of $46,186,000. The components of this net deferred tax liability are as follows:

	(In Thousands of Dollars) December 31

	2004	2003

Federal operating loss carry forward	$—	$28
Accrued employee benefits	6,850	3,243
Bad debt reserve	380	463
Warranty reserve	810	809
Other	629	1503

Deferred tax assets	8,669	6,046
Property related	(26,464)	(26,031)
Intangible items	(19,655)	(15,616)
Inventory	(4,720)	(5,481)

Deferred tax liabilities	(50,839)	(47,128)

Net deferred tax liability	$(42,170)	$(41,082)

     No valuation allowances are recorded at December 31, 2004 and 2003.

(10)   Acquisitions

On August 30, 2004, the Company acquired the Commercial AC motors (“CAC”) business from the General Electric Company.  The business combination expands the Company’s product offering through extensions of existing product lines and new product applications into existing and new market segments.  The customer base also expands the Company’s OEM and distributor relationships.  In addition to the acquisition of the CAC assets, the Company also assumed certain liabilities, including but not limited to accounts payable, certain accrued compensation and benefits and certain other accrued expenses.  The purchase price paid for CAC was approximately $72.0 million in cash, subject to a working capital adjustment upon final completion of the closing balance sheet.  The final working capital adjustment may impact the dollar amount of tangible assets, liabilities, or goodwill. On a preliminary basis, approximately $45.5 million of the purchase price was allocated to the net assets acquired, $8.3 million was allocated to intangible assets with definite lives and the remaining $18.2 million was recorded as goodwill.  The value assigned to intangible assets is based on a preliminary valuation and the potential exists for revisions as the valuation is finalized.

CAC is a leading manufacturer and marketer of a full line of fractional and subfractional AC electric motors for pump, compressor, equipment and commercial HVAC applications, with expected annual sales on a normalized basis of approximately $130 million.  Included in the acquisition were motor manufacturing facilities in Juarez, Mexico and technology resources in Hyderbad, India. CAC financial results for four months ending December 31, 2004 are included in the Company’s 2004 financial statements in the Electrical segment.

At 11:59 p.m. on December 31, 2004, the Company acquired the HVAC motors and capacitors businesses from  General Electric Company.  The business combination provides the Company a leading market position for electric motors used in central heating and air conditioning and expansion of the Company’s customer base to include major HVAC original equipment manufacturers.  In addition, the acquisition expands the Company’s global manufacturing and technology capabilities, including the patented ECM technology. In addition to the HVAC assets, the Company also assumed certain liabilities, including but not limited to accounts payable, certain accrued compensation and benefits and certain other accrued expenses.  The purchase price paid for HVAC was approximately $400.0 million, subject to a working capital adjustment upon final completion of the closing balance sheet.  The final working capital adjustment may impact the dollar amount of tangible assets, liabilities, or goodwill. The purchase price consisted of approximately $270.0 million in cash and 4,559,048 shares of common stock of the Company which was valued at approximately $130.0 million. On a preliminary basis, approximately $140.8 million of the purchase price was allocated to the net assets acquired, $44.3 million was allocated to intangible assets with definite lives and the remaining $215.0 million was recorded as goodwill.  The value assigned to intangible assets is based on a preliminary valuation and the potential exists for revisions as the valuation is finalized.

The HVAC motor business, which represents approximately 90% of the revenues of the acquired businesses, produces a full line of electric motors for use in residential and commercial HVAC systems.  The capacitors business represents the balance of the revenues and produces a line of capacitors used in HVAC applications, high intensity lighting and other applications.  In total, the business had sales of $442.0 million in 2004.  Results for the HVAC business will be included in the Electrical segment.  Included in the acquisition were motor manufacturing facilities in Faridabad, India; Reynosa, Mexico; and Springfield, Missouri; and a capacitor manufacturing facility in Juarez, Mexico.  The acquired businesses also maintain technology development, administrative and sales support teams in Fort Wayne, Indiana and electric motor engineering resources located in Hyderbad, India.

 GE entered into a shareholder agreement with Regal-Beloit related to the Company’s common stock issued to GE in the transaction.   The shareholder agreement, among other things, includes provisions, subject to limitations and a sharing formula, for sharing of gains or losses resulting from GE’s liquidation of the Company’s stock.  Any such gains or losses will be recorded directly to shareholders’ investment consistent with EITF 97-15 “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination.”   In addition, the Company and GE have entered into several transition service agreements.  These agreements are related to transition support in areas such as warehousing, computer systems, and accounting services.  The duration of the various agreements ranges from six months to three years, depending on the specific agreement.  The amount paid to GE under these agreements in 2004 was $1.0 million.

Proforma results for 2004 and 2003, assuming these acquisitions were completed on January 1, 2003 (excluding any synergies, cost reductions, additional sales opportunities, or future tax benefits) and a summary of the assets acquired and liabilities assumed, including the detail of intangible assets acquired, are as follows:

REGAL-BELOIT Proforma Including HVAC and CAC (unaudited)

	2004	2003

Sales	$1,295,228	$1,145,872
Cost of Sales	1,007,404	888,129

Gross Profit	287,824	263,743
Operating Expenses	167,872	159,624

Income from Operations	119,952	104,119
Interest Expense	16,467	16,360
Interest Income	347	79

Income Before Taxes and Minority Interest	103,832	87,838
Provision for Income Taxes	36,455	30,722

Income Before Minority Interest	67,377	57,116
Minority Interest in Income, Net of Tax	3,055	1,564

Net Income	$64,322	$55,252

Earnings per Share	$2.21	$1.87
Earnings per Share - Assuming Dilution	$2.18	$1.85

Opening Balance Sheet Summary (Preliminary)
($ thousands)

	At August 30, 2004 CAC	At December 31, 2004 HVAC

Cash	$—	$13,689
Accounts Receivable	16,199	45,517
Inventory	25,100	73,150
Prepaid Expenses	1,254	278

Total Current Assets	42,553	132,634
Net Property, Plant, & Equipment	22,975	74,592
Goodwill (100% of which is expected to be deductible for tax purposes)	18,204	215,020
Purchased Intangible Assets	8,300	44,310
Other Non-Current Assets	—	4,100
Total Assets	$92,032	$470,656

Accounts Payable	$10,228	$45,211
Other Liabilities	10,018	25,302
Shareholders Equity	71,786	400,143

Total Liabilities & Equity	$92,032	$470,656

Preliminary Summary of Intangible Assets with Definite Lives
($ millions)

Asset Description	CAC	HVAC	Total	Useful Life

Non-Compete Agreements	$0.5	$2.0	$2.5	5 Years
Trademarks	3.8	1.1	4.9	3-5 Years
Patents	0.7	14.7	15.4	10 Years
Engineering Drawings	0.2	1.0	1.2	10 Years
Customer Relationships	3.1	25.5	28.6	10 Years

Total	$8.3	$44.3	$52.6

Included in accounts payable on December 31, 2004 was $38.4 million consisting of amounts payable to GE related to trade payables, transition services fees payable, and other payables of the acquired businesses.

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

(11)   Industry Segment Information

The Company’s reportable segments are strategic businesses that offer different products and services. The Company has two such reportable segments: Mechanical and Electrical. The Mechanical segment principally produces mechanical products that control motion and torque for sale to original equipment manufacturers and distributors. The Electrical segment principally produces electric motors and power generation equipment for sale to original equipment manufacturers and distributors.

The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are solely from external customers. No single customer accounts for 10% or more of the Company’s net sales. The Company’s products manufactured and sold outside the United States were approximately 14%, 12% and 9% of net sales in 2004, 2003 and 2002, respectively. Export sales from U.S. operations were approximately 7%, 5% and 5% in 2004, 2003 and 2002, respectively.

Pertinent data for each reportable segment in which the Company operated for the three years ended December 31, 2004 is as follows:

	(In Thousands of Dollars)

	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization

2004
Mechanical	$199,590	$15,720	$140,163	$7,408	$7,790
Electrical	556,967	39,442	1,211,889	8,873	15,490

Total REGAL-BELOIT	$756,557	$55,162	$1,352,052	$16,281	$23,280

2003
Mechanical	$180,741	$13,349	$121,976	$6,229	$7,373
Electrical	438,357	33,877	612,469	11,736	14,699

Total REGAL-BELOIT	$619,098	$47,226	$734,445	$17,965	$22,072

2002
Mechanical	$186,716	$11,678	$124,053	$3,522	$8,410
Electrical	418,576	35,549	609,935	7,232	14,764

Total REGAL-BELOIT	$605,292	$47,227	$733,988	$10,754	$23,174

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was carried out by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.  The report of management required under this Item 9A is contained in Item 7 of Part II of this Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 7 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information required by Item 401 of Regulation S-K is included under the captions “Election of Directors,” “2004 Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2005, a copy of which will be filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.  Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics and a code of conduct that apply to all our directors, officers and employees.  These codes are available on our website, along with our current Corporate Governance Guidelines, at www .regal-beloit.com.  We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11.	Executive Compensation

Information required by Item 402 of Regulation S-K is included in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2005, a copy of which will be filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference; provided, however, that the subsection entitled “Report of Compensation and Human Resources Committee on Annual Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Information required pursuant to Item 403 of Regulation S-K is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2005, a copy of which will be filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,555,584	$21.53	1,262,350
Equity compensation plans not approved by security holders	—	—	—
Total	1,555,584	$21.53	1,262,350

ITEM 13.	Certain Relationships and Related Transactions

Information required pursuant to Item 404 of Regulation S-K is included under the caption “Other Information About the Board - Certain Relationships and Related Transactions” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2005, a copy of which will be filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference from the caption “Audit Committee Report” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2005, a copy of which will be filed within 120 days following the close of the fiscal year, and such information is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1.	Financial statements - The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

2.

Financial statement schedule - The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

	3.	Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits- see the Index to Exhibits on Pages 46-48

(c)	See (a) 2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL-BELOIT CORPORATION

By:	/s/ DAVID A. BARTA

David A. Barta Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JAMES L. PACKARD	Chairman, Chief Executive Officer	March 11, 2005
and Director
James L. Packard

/s/ DAVID A. BARTA	Vice President, Chief Financial	March 11, 2005
Officer
David A. Barta	(Principal Accounting & Financial Officer)

/s/ HENRY W. KNUEPPEL	President, Chief Operating Officer	March 11, 2005
and Director
Henry W. Knueppel

/s/ J. REED COLEMAN	Director	March 11, 2005

J. Reed Coleman

/s/ THOMAS J. FISCHER	Director	March 11, 2005

Thomas J. Fischer

/s/ STEPHEN N. GRAFF	Director	March 11, 2005

Stephen N. Graff

REGAL-BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

		Page(s) In Form 10-K

(1)	Financial Statements:
	Reports of Independent Registered Public Accounting Firm	20-21
	Consolidated Balance Sheets at December 31, 2004 and 2003	22
	Consolidated Statements of Income for the three years ended December 31, 2004, 2003 and 2002	23
	Consolidated Statements of Shareholders’ Investment for the three years ended December 31, 2004, 2003 and 2002	24
	Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002	25
	Notes to Consolidated Financial Statements	26-39

		Page(s) In Form 10-K
(2)	Financial Statement Schedule:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	44
	For the three years ended December 31, 2004, Schedule II – Valuation And Qualifying Accounts	45

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REGAL-BELOIT CORPORATION:

We have audited the consolidated financial statements of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectivenss of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 8, 2005.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 8, 2005

SCHEDULE II

REGAL-BELOIT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

	(In Thousands of Dollars)

	Balance Beginning of Year	Provision For Losses	Write-offs, Net of Recoveries	Additions, Related to Acquisitions	Balance End of Year

Year Ended December 31, 2004	$1,432	$428	$(641)	$1,157	$2,376
Year Ended December 31, 2003	$1,465	$608	$(641)	$-0-	$1,432
Year Ended December 31, 2002	$2,233	$590	$(1,358)	$-0-	$1,465

Exhibits Index

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger among the Registrant, Regal-Beloit Acquisition Corp., and Marathon Electric Manufacturing Corporation dated as of February 26, 1997, as amended and restated March 17, 1997 and March 26, 1997. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated April 10, 1997 (File No. 001-07283)]]

2.2

Stock Purchase Agreement, dated as of August 7, 2000, as amended by First Amendment to Stock Purchase Agreement, dated as of September 29, 2000, among REGAL-BELOIT CORPORATION, LEC Acquisition Corp., LEESON Electric Corporation (“LEESON”) and LEESON’s Shareholders. [Incorporated by reference to Exhibit 2 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated October 13, 2000 (File No. 001-07283)]

2.3

Purchase Agreement, dated as of August 10, 2004, between REGAL-BELOIT Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.4

Amendment to Purchase Agreement, dated as of August 30, 2004, between REGAL-BELOIT Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.5

Purchase Agreement, dated as of November 14, 2004, between REGAL-BELOIT Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

2.6

Amendment to Purchase Agreement, dated as of August 30, 2004, between REGAL-BELOIT Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

3.1

Articles of Incorporation of the Registrant [Incorporated by reference to Exhibit B to REGAL-BELOIT CORPORATION’S Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders  (File No. 001-07283)]

3.2

Bylaws of the Registrant [Incorporated by reference to Exhibit C to REGAL-BELOIT CORPORATION’S Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders (File No. 001-07283)]

4.1	Articles of Incorporation and Bylaws of the Registrant [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]

4.2

Indenture, dated April 5, 2004, between REGAL-BELOIT Corporation and U.S. Bank National Association, as Trustee. [Incorporated by reference to Exhibit 4.3 to REGAL-BELOIT Corporation’s Registration Statement on Form S-3 filed on June 21, 2004 (File No. 333-116706)]

4.3

First Supplemental Indenture, dated December 9, 2004, between REGAL-BELOIT Corporation and U.S. Bank National Association, as Trustee. [Incorporated by reference to Exhibit 4 to REGAL-BELOIT Corporation’s Current Report on Form 8-K filed on December 14, 2004 (File No. 001-07283)]

4.4	Form of 2.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.2).

Exhibit Number	Exhibit Description

4.5

Registration Rights Agreement, dated April 5, 2004, among REGAL-BELOIT Corporation, Banc of America Securities LLC, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC and Robert W. Baird & Co. Incorporated. [Incorporated by reference to Exhibit 4.5 to REGAL-BELOIT Corporation’s Registration Statement on Form S-3 filed on June 21, 2004 (File No. 333-116706)]

4.6

Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT CORPORATION and BankBoston, N.A. [Incorporated by reference to Exhibit 4.1 to REGAL-BELOIT CORPORATION’S Registration Statement on Form 8-A (Registration No. 1-7283) filed January 31, 2000]

4.7

Amendment effective as of June 11, 2002, to the Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT Corporation and BankBoston, N.A. originally filed as Exhibit 4.1 and incorporated on REGAL-BELOIT Corporation’s Registration Statement on Form 8-A (File No. 001-07283) and on REGAL-BELOIT Corporation’s current report on Form 8-K dated January 31, 2000. [Incorporated by reference to Exhibit 4.6 to REGAL-BELOIT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]

4.8

Second Amendment to Rights Agreement, dated as of November 12, 2004, between REGAL-BELOIT Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.3 to REGAL-BELOIT Corporation’s Report on Form 8-A/A filed on November 18, 2004 (File No. 001-07283)]

4.9

Third Amendment to Rights Agreement, dated as of December 31, 2004, between REGAL-BELOIT Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.4 to REGAL-BELOIT Corporation’s Report on Form 8-A/A filed on January 6, 2005 (File No. 001-07283)]

4.10

Shareholder Agreement, dated as of December 31, 2004, between REGAL-BELOIT Corporation and General Electric Company. [Incorporated by reference to Exhibit 4 to REGAL-BELOIT Corporation’s Current Report on Form 8-K filed on January 6, 2005 (File No. 001-07283)]

4.11

Amended and Restated Credit Agreement, dated as of May 5, 2004, among REGAL-BELOIT Corporation, various financial institutions, M&I Marshall & Ilsley Bank as Administrative Agent and Swing Line Bank, and Bank of America, N.A. as Syndication Agent. [Incorporated by reference to Exhibit 10.1 to REGAL-BELOIT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2004 (File No. 001-07283)]

4.12

First Amendment, dated December 30, 2004, to the Amended and Restated Credit Agreement, dated as of May 5, 2004, among REGAL-BELOIT Corporation, various financial institutions, Bank of America, N.A., as Syndication Agent, and M&I Marshall and Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to REGAL-BELOIT Corporation’s Current Report on Form 8-K filed on January 5, 2005 (File No. 001-07283)]

10.1*	REGAL-BELOIT CORPORATION Stock Option Deferral Policies and Procedures

10.2*

1987 Stock Option Plan [Incorporated by reference to Exhibit 10.3 to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-1 (Registration No. 33-25363) dated November 4, 1988 (File No. 001-07283)]

10.3*	1991 Flexible Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-07283)]

Exhibit Number	Exhibit Description

10.4*	1998 Stock Option Plan, as amended [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-84779)]

10.5*

REGAL-BELOIT CORPORATION Retirement Plans specifically incorporating: LEESON Electric 401(k) Plan [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-108092)].

10.6*	2003 Equity Incentive Plan [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-110061)].

10.7*

Key Executive Employment and Severance Agreement, dated as of June 18, 2001, between James L. Packard and REGAL-BELOIT CORPORATION [Incorporated by reference to Exhibit 10.9 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-07283)].

10.8*

Form of Key Executive Employment and Severance Agreement between REGAL-BELOIT CORPORATION and each of Henry W. Knueppel and Kenneth F. Kaplan.  [Incorporated by reference to Exhibit 10.5 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-07283)].

21	Subsidiaries of REGAL-BELOIT CORPORATION, filed herein.

23	Consent of Independent Auditors, filed herein.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

99.2	Proxy Statement of REGAL-BELOIT CORPORATION for the 2005 Annual Meeting of Shareholders

[The Proxy Statement for the 2005 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.  Except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.