Form 10-Q
period 2005-03-31
REGAL BELOIT CORP
filed 2005-05-10
CIK 82811

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-07283

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

29,045,022  Shares, Common Stock, $.01 Par Value (as of April 30, 2005)

REGAL-BELOIT CORPORATION
FORM 10-Q
For Quarter Ended March 31, 2005

CAUTIONARY STATEMENT
The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995:  With the exception of historical facts, the statements contained in this Quarterly Report on Form 10-Q or incorporated by reference may be forward looking statements.  Forward–looking statements represent our management’s judgment regarding future events.  In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,”  “estimate,” “believe,” “predict,” “intend,” “potential” or continue” or the negative of these terms or other words of  similar import, although some forward-looking statements are expressed differently.  We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•

Unexpected issues and costs arising from the integration of acquired companies and businesses, such as our recent acquisitions of the HVAC motors and capacitors businesses and the Commercial AC motors business from General Electric Company (“GE”);

•	Marketplace acceptance of our recent acquisitions, including the loss of, or a decline in business from any significant customers;
•	Unanticipated fluctuations in commodity prices and raw material costs and issues affecting our ability to pass increased costs on to our customers;
•	Cyclical downturns affecting the markets for our products;
•	Substantial increases in interest rates that impact the cost our outstanding debt;
•	Unanticipated costs associated with litigation matters;
•	The success of our management in increasing sales and maintaining or improving the operating margins of our businesses;
•	Actions taken by our competitors;
•	Difficulties in staffing and managing foreign operations;
•	Our ability to satisfy various covenant requirements under our credit facility; and
•	Other risks and uncertainties described from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.  The forward-looking statements included in this Form 10-Q are made only as of the date of this filing, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

Item I.   Financial Statements

	March 31, 2005	Dec. 31, 2004

	(Unaudited)	(From Audited Statements)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,882	$31,275
Receivables, less Allowance for Doubtful Accounts of $2,396 in 2005 and $2,376 in 2004	201,092	176,941
Income Tax Receivable	240	242
Future Income Tax Benefits	6,325	6,493
Inventories	245,594	246,816
Prepaid Expenses and Other Current Assets	17,708	13,152

Total Current Assets	499,841	474,919
Property, Plant and Equipment:
Land and Improvements	19,012	19,026
Buildings and Improvements	104,707	104,460
Machinery and Equipment	341,398	335,307

Property, Plant and Equipment, at Cost	465,117	458,793
Less - Accumulated Depreciation	(208,720)	(205,120)

Net Property, Plant and Equipment	256,397	253,673
Goodwill	552,972	544,440
Purchased Intangible Assets, net of Amortization	50,554	52,058
Other Noncurrent Assets	25,510	26,962

Total Assets	$1,385,274	$1,352,052

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$102,339	$106,374
Dividends Payable	3,483	3,483
Accrued Compensation and Employee Benefits	35,427	30,256
Other Accrued Expenses	48,279	44,094
Income Taxes Payable	9,264	10,731
Current Maturities of Long-Term Debt	271	271

Total Current Liabilities	199,063	195,209
Long-Term Debt	563,572	547,350
Deferred Income Taxes	49,470	48,663
Other Noncurrent Liabilities	20,617	17,359
Minority Interest in Consolidated Subsidiaries	4,814	5,292
Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized, 29,814,434 issued in 2005 and 29,798,188 issued in 2004	298	298
Additional Paid-In Capital	265,010	263,790
Less – Treasury Stock, at cost 774,100 shares in 2005 and 2004	(15,228)	(15,228)
Retained Earnings	297,640	288,837
Unearned Compensation	(1,033)	(224)
Accumulated Other Comprehensive Income	1,051	706

Total Shareholders’ Investment	547,738	538,179

Total Liabilities and Shareholders’ Investment	$1,385,274	$1,352,052

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended

	March 31, 2005	March 30, 2004

	(Unaudited)
Net Sales	$337,822	$163,084
Cost of Sales	269,378	124,897

Gross Profit	68,444	38,187
Operating Expenses	42,579	25,743

Income From Operations	25,865	12,444
Interest Expense	5,454	1,327
Interest Income	48	3

Income Before Taxes & Minority Interest	20,459	11,120
Provision For Income Taxes	7,642	4,003

Income Before Minority Interest	12,817	7,117
Minority Interest in Income, Net of Tax	531	257

Net Income	$12,286	$6,860

Per Share of Common Stock:
Earnings Per Share – Basic	$.42	$.27
Earnings Per Share – Assuming Dilution	$.41	$.27
Cash Dividends Declared	$.12	$.12
Average Number of Shares Outstanding - Basic	29,033,901	25,041,559
Average Number of Shares Outstanding - Assuming Dilution	30,244,393	25,278,192

See accompanying notes.

REGAL-BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Three Months Ended

	March 31, 2005	March 30, 2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,286	$6,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,999	5,226
Gain on sale of assets	(135)	—
Change in assets and liabilities	(21,989)	(7,421)

Net cash (used in) provided by operating activities	(839)	4,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,213)	(3,408)
Business acquisitions, net of cash acquired	(6,197)	—
Sale of property, plant and equipment	501	11
Other, net	(252)	(673)

Net cash used in investing activities	(13,161)	(4,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt	15,798	6,966
Dividends paid to shareholders	(3,483)	(3,004)
Dividends paid to minority partners	(1,112)	—
Stock issued under option plans	268	502

Net cash provided by financing activities	11,471	4,464
EFFECT OF EXCHANGE RATE ON CASH	136	1

Net (decrease)/increase in cash and cash equivalents	(2,393)	5,060
Cash and cash equivalents at beginning of period	31,275	9,100

Cash and cash equivalents at end of period	$28,882	$14,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,027	$1,392
Income taxes	$4,929	$4,814

See accompanying notes.

REGAL-BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

1.      BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of REGAL-BELOIT Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair presentation of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”).

2.      INVENTORIES
Cost for approximately 88% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories is as follows:

	March 31, 2005	December 31, 2004

Raw Material	13%	13%
Work-in Process	25%	25%
Finished Goods	62%	62%

3.     COMPREHENSIVE INCOME
The Company’s comprehensive income for the first quarters of 2005 and 2004 is as follows:

	First Quarter Ending

	March 31, 2005	March 30, 2004

	(In Thousands of Dollars)
Net income as reported	$12,286	$6,860
Comprehensive income from:
Cumulative translation adjustments	(1,249)	(22)
Changes in fair value of hedging activities, net of tax	2,699	365
Hedging activities reclassified into earnings from AOCI	(1,105)	(216)

	345	127

Comprehensive income	$12,631	$6,987

4.     WARRANTY COSTS
The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the first quarters of 2005 and 2004:

	First Quarter Ending

	March 31, 2005	March 30, 2004

	(In Thousands of Dollars)
Beginning balance	$5,007	$2,953
Deduct: Payments	(1,656)	(1,116)
Add: Provision	1,886	1,129

Ending balance	$5,237	$2,966

5.     BUSINESS SEGMENTS
The Company operates two strategic businesses that are reportable segments:  Mechanical and Electrical.

	Mechanical Segment First Quarter		Electrical Segment First Quarter

	2005	2004	2005	2004

	(In Thousands of Dollars)
Net sales	$48,601	$46,898	$289,222	$116,186
Income from operations	$2,738	$2,745	$23,127	$9,699
Income from operations as a% of net sales	5.6%	5.9%	8.0%	8.3%
Goodwill at end of period	$530	$530	$552,442	$310,686

6.      GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the 3 months ended March 31, 2005 are as follows (in millions):

	Electrical Segment	Mechanical Segment	Total

Balance as of December 31, 2004	$543.9	$0.5	$544.4
GE HVAC acquisition valuation adjustments	4.3	—	4.3
GE HVAC and CAC acquisition costs	3.3	—	3.3
Acquisition of Changzhou Modern Technologies	.9	—	.9

Balance as of March 31, 2005	$552.4	$0.5	$552.9

Preliminary appraisals have been made of the tangible and intangible assets purchased with the GE HVAC Motors and Capacitors businesses and the GE Commercial AC Motors business in 2004 as well as with the February 2005 acquisition of Changzhou Modern Technologies.  The preliminary valuation adjustments result from management’s review and valuation of acquired assets of the businesses.  For the period ending March 31, 2005, the valuation adjustments result primarily from the adjustment of finished goods inventory to fair market value.

Other intangible assets consisted of the following (in millions):

	December 31, 2004

	Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Non-Compete Agreements	$2.5	$0.0	$2.5
Trademarks	4.9	0.4	4.5
Patents	15.4	0.0	15.4
Engineering Drawings	1.2	0.0	1.2
Customer Relationships	28.6	0.2	28.4

Total	$52.6	$0.6	$52.0

	March 31, 2005

	Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Non-Compete Agreements	$2.5	$0.2	$2.3
Trademarks	4.9	0.7	4.2
Patents	15.4	0.4	15.0
Engineering Drawings	1.2	0.0	1.2
Customer Relationships	28.6	0.8	27.8

Total	$52.6	$2.1	$50.5

Estimated amortization expense is $6.4 million in each of 2005, 2006, and 2007, $5.2 million in 2008 and 2009, and $22.5 million thereafter. We perform an annual evaluation of our goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

7.     STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 23, “Accounting for Stock Issued to Employees”, and related Interpretations.  For stock options, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock.  Had compensation cost for these plans been determined consistent with FASB Statement No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts:

		First Quarter Ending

		March 31, 2005	March 30, 2004

		(In Thousands of Dollars, Except Per Share Data)
Net Income:
As reported		$12,286	$6,860
Deduct:	Total stock-based employee compensation expense, net of related tax effects	(467)	(152)
Add:	Total stock-based employee compensation included in net income, net of related tax effects	160	17

Pro-forma		$11,979	$6,725
Earnings per share – basic:
As reported		$.42	$.27
Pro-forma		$.41	$.27
Earnings per share – assuming dilution:
As reported		$.41	$.27
Pro-forma		$.40	$.27

The fair value of each stock option is estimated using the Black-Scholes pricing model.  The compensation expense included in net income is primarily for restricted stock.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which requires companies to expense the value of employee stock options and similar awards.  This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R(R) has been revised to become effective beginning January 1, 2006.  Management is currently assessing the impact of adopting SFAS No. 123(R).

8.     PENSION PLANS
The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”.  The Company’s net periodic pension cost is comprised of the following components:

	First Quarter Ending

	March 31, 2005	March 30, 2004

	(In Thousands of Dollars)
Service cost	$651	$365
Interest cost	886	902
Expected return on plan assets	(1,123)	(1,074)
Amortization of prior service cost	32	25
Amortization of net loss	244	240

Net periodic benefit cost	$690	$458

In the first quarters of 2005 and 2004, the Company contributed $110,000 and $348,000, respectively, to defined benefit pension plans.  The Company expects to contribute an additional $220,000 over the balance of 2005, for a total of $330,000 in 2005 contributions. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2004 Annual Report.

9.     EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	First Quarter Ending

	March 31, 2005	March 30, 2004

Denominator for basic EPS – weighted average shares	29,033,901	25,041,559
Effect of dilutive securities	1,210,492	236,633

Denominator for diluted EPS	30,244,393	25,278,192

The increase from March 30, 2004 of nearly 1 million dilutive securities in the quarter ending March 31, 2005, was due primarily to the effect of 677,000 shares attributable to the Company’s convertible senior subordinated debt.  Options for common shares where the exercise price was above the market price at March 31 have been excluded from the calculation of the effect of dilutive securities, totaling 9,100 and 746,700 shares in 2005 and 2004, respectively.

10.    CONTINGENCIES
An action was filed on June 4, 2004, and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings.  In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of about 564 generators sold by Marathon to Enron Wind from 1997 to 1999.  In January 2001, Enron Wind and Marathon entered into a “Generator Warranty and Settlement Agreement and Release of All Claims” (“Warranty Agreement”).  This Warranty Agreement resolved various issues related to past performance of the generators, provided a limited warranty related to the generators going forward, and contained a release by all parties of any claims related to the generators other than those arising out of the obligations contained in the Warranty Agreement.

Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million.  In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential, incidental and punitive damages incurred by it and by its customers, totaling an additional $100 million.  Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations.  Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed.  The court has not yet ruled on this motion.

The Company believes that this action is without merit and that it has meritorious defenses to the action.  The Company intends to defend vigorously all of the asserted claims.  The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action.  As of March 31, 2005, no amounts have been recorded in the Company’s financial statements related to this contingency.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

11.     RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued GE 4,559,048 shares of common stock (approximately 15% of the Company’s common stock issued).  In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements.  Included in accounts payable on March 31, 2005 was $16.6 million consisting of amounts payable to GE related to trade payables, transition services fees payable, and other payables of the businesses acquired from GE in 2004.  The amount paid to GE during the quarter for these items and other liabilities arising at closing was $54.3 million.  The amount expensed in the first quarter of 2005 for transition services was $3.7 million, which was recorded under operating expenses.

12.     DERIVATIVE INSTRUMENTS
The Company has entered into certain commodity forward contracts and options in connection with the management of its exposure to fluctuations in certain raw material commodity pricing.  These derivative instruments have been designated as cash flow hedges.  The Company has also entered into foreign currency forward contracts to reduce the exposure to the risks of changes in the exchange rates of the U.S. dollar, where the Company has operations where the functional currency is the local currency.

These contracts are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period.  An ineffective portion of a hedge’s change in fair value, if any, is recorded in earnings in the period of change.  The impact of ineffectiveness was immaterial in the first quarter of 2005.

In the first quarter of 2005, $1.6 million of net increased hedge value was recorded in AOCI.  At March 31, 2005, the Company had a balance of $3.4 million in other current assets and a corresponding net after tax gain of $2.1 million in AOCI. Of the total other current assets and AOCI, $.1 million related to currency hedges, with the balance relating to commodity hedges.

13.      ACQUISITIONS
On February 7, 2005 the Company acquired 95% ownership of Changzhou Modern Technologies Co., LTD. (“CMT”).  CMT is located in Changzhou, P.R. of China and will produce fractional electric motors.  The purchase price was $3.23 million which will be paid over a three-year period.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

RESULTS OF OPERATIONS

Sales for the quarter were $337.8 million, which is a 107.1% increase over $163.1 million in the first quarter of 2004.  Included in the sales are $155 million of sales from the Commercial AC Motors and HVAC Motors and Capacitors businesses we acquired in 2004. We continued to see strong demand throughout the majority of our markets.  Electrical segment sales increased 148.9% including the sales from the acquired businesses.  Mechanical segment sales increased 3.6% as strong sales at our Hub City, Mastergear, and Durst divisions were partially offset by soft sales in our Cutting Tools and ElectraGear divisions.

Gross margin for the quarter was 20.3%, which was consistent with the fourth quarter of 2004 and compares to 23.4% in the first quarter of 2004.  Gross margins were impacted by continued raw material cost increases which were only partially offset by pricing and productivity actions.  This difference impacted total margins by approximately 70 basis points for the quarter.  Additionally, the gross margin of the acquired businesses reduced margins in total due primarily to the current operating cost structure.

Operating expenses were 12.6% of sales versus 15.8% in the first quarter of 2004, reflecting the volume leveraging of fixed costs and the impact of the acquired businesses which have lower operating expenses as a percent of sales as compared to the remainder of our businesses.  Income from operations in 2005’s first quarter was $25.9 million versus $12.4 million in the first quarter of 2004, an increase of 108.9%.  As a percent of sales, income from operations was 7.7% versus 7.6% in the first quarter 2004.

Interest expense was $5.5 million versus $1.3 million in the first quarter of 2004.  This increase was driven by the higher level of debt outstanding resulting primarily from the funds borrowed for the cash portion of the 2004 acquisitions.  Our effective tax rate in the first quarter of 2005 was 37.3% as compared to 36.0% in the first quarter of 2004.

Net income for the quarter was $12.3 million, an increase of 78.3% versus the $6.9 million reported in the first quarter of 2004.  Fully diluted earnings per share were $.41 which was an increase of 51.9% versus $.27 in the first quarter of 2004.  The average number of diluted shares in the first quarter of 2005 was 30,244,393.  The increase in the average number of shares outstanding versus the first quarter of 2004 resulted primarily from the shares issued to General Electric as part of the consideration paid for the HVAC business acquired on December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $300.8 million at March 31, 2005, a 7.5% increase from $279.7 million at year-end 2004.  The increase was due primarily to a $24.2 million increase in accounts receivable resulting from increased sales in the first quarter of 2005, partly offset by increased accrued liabilities.  The ratio of our current assets to our current liabilities (“current ratio”) of 2.5:1 at March 31, 2005 was slightly higher than our current ratio of 2.4:1 at December 31, 2004.

Our cash flow from operations was a net use of cash of $839,000 in the first quarter of 2005, down from an increase of $4.7 million in the first quarter of 2004.  The decrease in operating cash flow was due primarily to a $13.0 million greater increase in accounts receivable in the first quarter of 2005 than in comparable 2004.  Net cash used in investing activities was $13.2 million during the first quarter of 2005.  Capital spending was $7.2 million of this total, up from $3.4 million in the same period last year due primarily to the acquisitions we made in August and December of 2004. Business acquisitions of $6.2 million reflected payments for the CMT acquisition and additional payments relating to the 2004 HVAC Motors and Capacitors acquisition. At March 31, 2005, we had $2.1 million of outstanding commitments for future capital expenditures.  Our cash flows from financing activities were $11.5 million due primarily to borrowings under our revolving credit agreement.

Our outstanding long-term debt increased from $547.4 million at December 31, 2004 to $563.6 million at March 31, 2005, due primarily to the $24.2 million increase in our accounts receivable.  Of our total long-term debt, $444.5 million was outstanding under our $475 million unsecured revolving credit facility that expires on May 5, 2009 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These interest rates also vary as LIBOR varies.  We also pay a commitment fee on the unused amount of the $475 million Facility credit limit, which also varies with the ratio of our total debt to our EBITDA.  At March 31, 2005, the Company’s margin above LIBOR was 1.5% and our commitment fee rate was .3%.  The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all of these tests as of March 31, 2005.

In addition to the Facility, at March 31, 2005 we also had $115 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%.        We also had outstanding an additional $4.3 million of other senior debt.  At March 31, 2005, our borrowing availability was $19.7 million based on the Facility’s financial covenants.

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

Goodwill and Other Intangibles
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment at least annually, with any resulting adjustment charged to the results of operations.  Amortization continues to be recorded for other intangible assets with definite lives.

Retirement Plans
Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining domestic employees covered by defined contribution plans.  The large majority of our foreign employees are covered by mandated government programs.  Our obligations under our domestic defined benefit plans are determined with the assistance of actuarial firms.  The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.  Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.75% and the discount rate at 5.75% for our defined benefit plans as of December 31, 2004.  We expect our domestic defined benefit pension expenses in 2005 to increase approximately $1.8 million from 2004, due primarily to the two acquisitions we made from GE in 2004.

Use of Estimates and Assumptions
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

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires companies to expense the value of employee stock options and similar awards.  This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R(R) has been revised to become effective beginning January 1, 2006.  Management is currently assessing the impact of adopting SFAS No. 123(R).

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk relating to the Company’s operations due to changes in interest rates, foreign currency exchange rates and commodity prices of purchased raw materials.  We manage the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as commodity cash flow hedges and foreign currency forward exchange contracts.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At March 31, 2005, we had $115.9 million of fixed rate debt and $447.9 million of variable rate debt, the latter subject to interest rate risk.  The variable rate debt is under a credit facility with an interest rate based on a margin above LIBOR.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 31, 2005, would result in a change in after-tax annualized earnings of approximately $795,000.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing copper and aluminum commodity prices.  Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

We are also exposed to foreign currency risks that arise from normal business operations.  These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies.  Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency contracts to manage our exposure on the transactions denominated in currencies other than the applicable functional currency.  Due to our two acquisitions in August and December 2004, we have significantly increased our manufacturing operations outside the United States.  In the first quarter of 2005, we began to enter into contracts to hedge certain forecasted foreign operations transactions.  Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries.  It is our policy not to enter into derivative financial instruments for speculative purposes.  We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.

All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period.  An ineffective portion of the hedge’s change in fair value, if any, is recorded in earnings in the period of change.  The impact due to ineffectiveness was immaterial.

In the first quarter of 2005, $1.6 million of net increased hedge value was recorded in AOCI.  At March 31, 2005 we had a balance of $3.4 million in other current assets and a corresponding net after tax gain of $2.1 million in AOCI, representing the fair market value of cash flow commodity and foreign currency hedges.  Of the total other current assets and AOCI values, $.1 million related to currency hedges, with the balance relating to commodity hedges.

Item 4.     Controls and Procedures

a.     Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.     Exhibits

a) Exhibits

Exhibit Number	Exhibit Description

10.1	Second Amendment, dated January 25, 2005, to the Amended and Restated Credit Agreement dated as of May 5, 2004, among REGAL-BELOIT Corporation and various financial institutions, filed herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section of 1350 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ DAVID A. BARTA

David A. Barta
Vice President - Chief Financial Officer
(Principal Accounting and Financial Officer)

DATE:     May 10, 2005