Form 10-Q
period 2005-06-29
REGAL BELOIT CORP
filed 2005-08-08
CIK 82811

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 29,2005

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date.
29,087,432 Shares, Common Stock, $.01 Par Value (as of July 31, 2005)

REGAL—BELOIT CORPORATION
FORM 10-Q
For Quarter Ended June 29, 2005
CAUTIONARY STATEMENT
The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Quarterly Report on Form 10-Q or incorporated by reference may be forward looking statements. Forward–looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “predict,” “intend,” “potential” or continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:
•	Unexpected issues and costs arising from the integration of acquired companies and businesses, such as our recent acquisitions of the HVAC motors and capacitors businesses and the Commercial AC motors business from General Electric Company (“GE”), including any effect the acquired businesses may have on our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	Marketplace acceptance of our recent acquisitions, including the loss of, or a decline in business from any significant customers;

•	Unanticipated fluctuations in commodity prices and raw material costs and issues affecting our ability to pass increased costs on to our customers;

•	Cyclical downturns affecting the markets for capital goods;

•	Substantial increases in interest rates that impact the cost of our outstanding debt;

•	The impact of capital market transactions that the company may effect;

•	Unanticipated costs associated with litigation matters;

•	The success of our management in increasing sales and maintaining or improving the operating margins of our businesses;

•	Actions taken by our competitors;

•	Difficulties in staffing and managing foreign operations;

•	Our ability to satisfy various covenant requirements under our credit facility; and

•	Other risks and uncertainties described from time to time in our reports filed with U.S. Securities and Exchange Commission.
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

PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Item I. Financial Statements

		(From Audited
	(Unaudited)	Statements)
	June 29, 2005	Dec. 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$29,066	$31,275
Receivables, less Allowance for Doubtful Accounts of $2,742 in 2005 and $2,376 in 2004	200,178	176,941
Deferred Income Taxes	4,148	6,493
Inventories	234,642	246,816
Prepaid Expenses and Other Current Assets	30,549	13,394

Total Current Assets	498,583	474,919

Property, Plant and Equipment:
Land and Improvements	17,204	19,026
Buildings and Improvements	102,443	104,460
Machinery and Equipment	335,004	335,307

Property, Plant and Equipment, at Cost	454,651	458,793
Less — Accumulated Depreciation	(204,780)	(205,120)

Net Property, Plant and Equipment	249,871	253,673
Goodwill	554,038	544,440
Purchased Intangible Assets, net of Amortization	48,866	52,058
Other Noncurrent Assets	23,925	26,962

Total Assets	$1,375,283	$1,352,052

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$82,116	$106,374
Dividends Payable	3,781	3,483
Accrued Compensation and Employee Benefits	39,284	30,256
Other Accrued Expenses	54,477	44,094
Income Taxes Payable	19,313	10,731
Current Maturities of Long-Term Debt	476	271

Total Current Liabilities	199,447	195,209

Long-Term Debt	536,895	547,350
Deferred Income Taxes	48,653	48,663
Other Noncurrent Liabilities	19,901	17,359
Minority Interest in Consolidated Subsidiaries	5,115	5,292

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized, 29,860,022 issued in 2005 and 29,798,188 issued in 2004	299	298
Additional Paid-In Capital	265,826	263,790
Less – Treasury Stock, at cost 774,100 shares in 2005 and 2004	(15,228)	(15,228)
Retained Earnings	312,302	288,837
Unearned Compensation	(844)	(224)
Accumulated Other Comprehensive Income	2,917	706

Total Shareholders’ Investment	565,272	538,179

Total Liabilities and Shareholders’ Investment	$1,375,283	$1,352,052

See accompanying notes.

REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004
Net Sales	$368,768	$177,652	$706,591	$340,736

Cost of Sales	288,950	136,811	558,329	261,708

Gross Profit	79,818	40,841	148,262	79,028

Operating Expenses	44,007	26,667	86,586	52,322

Income From Operations	35,811	14,174	61,676	26,706

Interest Expense	5,894	1,509	11,348	2,836

Interest Income	28	29	76	32

Income Before Taxes & Minority Interest	29,945	12,694	50,404	23,902

Provision For Income Taxes	10,996	4,558	18,638	8,594

Income Before Minority Interest	18,949	8,136	31,766	15,308

Minority Interest in Income, Net of Tax	504	507	1,035	819

Net Income	$18,445	$7,629	$30,731	$14,489

Per Share of Common Stock:

Earnings Per Share – Basic	$.63	$.31	$1.06	$.59

Earnings Per Share – Assuming Dilution	$.62	$.31	$1.03	$.58

Cash Dividends Declared	$.13	$.12	$.25	$.24

Average Number of Shares Outstanding - Basic	29,064,518	24,450,391	29,049,209	24,744,342
Average Number of Shares Outstanding - Assuming Dilution	29,720,400	24,677,155	29,982,397	24,977,674
See accompanying notes.

REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	(Unaudited)
	Six Months Ended
	June 29,	June 29,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,731	$14,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,845	11,031
Gain on sale of assets	(101)	—
Change in assets and liabilities	(15,718)	(9,209)

Net cash provided by operating activities	33,757	16,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,549)	(6,699)
Business acquisitions, net of cash acquired	(5,490)	—
Sale of property, plant and equipment	4,156	1,169
Other, net	(344)	(2,828)

Net cash used in investing activities	(17,227)	(8,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) long-term debt	(11,018)	18,976
Repurchase of common stock	—	(12,499)
Dividends paid to shareholders	(6,968)	(6,011)
Dividends paid to minority partners	(1,315)	—
Stock issued under option plans	1,146	553
Capitalized financing fees	—	(3,801)

Net cash used in financing activities	(18,155)	(2,782)

EFFECT OF EXCHANGE RATE ON CASH	(584)	12

Net (decrease) increase in cash and cash equivalents	(2,209)	5,159
Cash and cash equivalents at beginning of period	31,275	9,100

Cash and cash equivalents at end of period	$29,066	$14,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,628	$2,234
Income taxes	$5,497	$5,559
See accompanying notes.

REGAL-BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2005
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of REGAL-BELOIT Corporation and its wholly owned subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which management believes are necessary for a fair presentation of the results for the interim periods presented have been reflected and are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”).
2. INVENTORIES
Cost for approximately 88% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories is as follows:

	June 29, 2005	December 31, 2004
Raw Material	14%	13%
Work-in Process	25%	25%
Finished Goods	61%	62%
3. COMPREHENSIVE INCOME
The Company’s comprehensive income for the second quarter and six months of 2005 and 2004 is as follows:

		(In Thousands of Dollars)
	Second Quarter Ended		Six Months Ended
	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004
Net income as reported	$18,445	$7,629	$30,731	$14,489
Comprehensive income (expense) from:
Cumulative translation adjustments	(729)	(592)	(1,978)	(615)
Changes in fair value of hedging activities, net of tax	2,409	(91)	5,108	190
Hedging activities reclassified into earnings from accumulated other comprehensive income (“AOCI”), net of tax	(73)	(49)	(1,178)	(180)

	1,607	(732)	1,952	(605)

Comprehensive income	$20,052	$6,897	$32,683	$13,884

4. WARRANTY COSTS
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the second quarter and six months of 2005 and 2004:

	(In Thousands of Dollars)
	Second Quarter Ended		Six Months Ended
	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004
Beginning balance	$5,237	$2,966	$5,007	$2,953
Deduct: Payments	(1,149)	(1,104)	(2,805)	(2,220)
Add: Provision	1,527	1,161	3,413	2,290

Ending balance	$5,615	$3,023	$5,615	$3,023

5. BUSINESS SEGMENTS
The Company operates two strategic businesses that are reportable segments: Mechanical and Electrical.

	(In Thousands of Dollars)
		Mechanical Segment				Electrical Segment
	Second Quarter		Six Months		Second Quarter		Six Months
	June 29,	June 29,	June 29,	June 29,	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004	2005	2004	2005	2004
Net Sales	$51,546	$51,142	$100,147	$98,040	$317,222	$126,510	$606,444	$242,696
Income from Operations	$3,139	$3,889	$5,876	$6,634	$32,672	$10,285	$55,800	$20,072
-% of Net Sales	6.1%	7.6%	5.9%	6.8%	10.3%	8.1%	9.2%	8.3%
Goodwill at end of period	$530	$530	$530	$530	$553,508	$310,686	$553,508	$310,686
6. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the six months ended June 29, 2005 are as follows (in millions):

	Electrical	Mechanical
	Segment	Segment	Total
Balance as of December 31, 2004	$543.9	$0.5	$544.4
GE HVAC acquisition adjustments	5.4	—	5.4
GE HVAC and CAC acquisition costs	3.3	—	3.3
Acquisition of Changzhou Modern Technologies	.9	—	.9

Balance as of June 29, 2005	$553.5	$0.5	$554.0

Preliminary appraisals by an independent valuation firm have been made of the tangible and intangible assets purchased with the GE HVAC Motors and Capacitors businesses and the GE Commercial AC Motors business in 2004. The preliminary adjustments result from management’s review and valuation of acquired assets of the businesses. For the six months ended June 29, 2005, the above adjustments result primarily from the adjustment of finished goods inventory to fair market value.
Other intangible assets consisted of the following (in millions):

	December 31, 2004
	Weighted –	Carrying	Accumulated
	Average Life (yrs)	Amount	Amortization	Net
Amortized intangible assets:
Non-Compete Agreements	5.0	$2.5	$0.0	$2.5
Trademarks	4.0	4.9	0.4	4.5
Patents	10.0	15.4	0.0	15.4
Engineering Drawings	10.0	1.2	0.0	1.2
Customer Relationships	10.0	28.6	0.2	28.4

Total	9.2	$52.6	$0.6	$52.0

	June 29, 2005
	Weighted –	Carrying	Accumulated
	Average Life (yrs)	Amount	Amortization	Net
Amortized intangible assets:
Non-Compete Agreements	5.0	$2.5	$0.3	$2.2
Trademarks	4.0	4.9	1.1	3.8
Patents	10.0	15.4	0.8	14.6
Engineering Drawings	10.0	1.2	0.1	1.1
Customer Relationships	10.0	28.6	1.4	27.2

Total	9.2	$52.6	$3.7	$48.9

Amortization expense recorded for the six months ended June 29, 2005 was $3.2 million. Estimated amortization expense is $6.4 million in each of 2005, 2006, and 2007, $5.2 million in 2008 and 2009, and $22.5 million thereafter. We perform an annual evaluation of our goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.
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

	(In Thousands of Dollars)
	Second Quarter		Six Months Ended
	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004
Net Income:
As reported	$18,445	$7,629	$30,731	$14,489
Deduct: Total stock-based employee compensation expense, net of related tax effects	(415)	(229)	(882)	(368)
Add: Total stock-based employee compensation included in net income, net of related tax effects	102	32	262	49

Pro-forma	$18,132	$7,432	$30,111	$14,170
Earnings per share – basic:
As reported	$.63	$.31	$1.06	$.59
Pro-forma	$.62	$.30	$1.04	$.57
Earnings per share – assuming dilution:
As reported	$.62	$.31	$1.03	$.58
Pro-forma	$.61	$.30	$1.01	$.57
The fair value of each stock option is estimated using the Black-Scholes pricing model. The compensation expense included in net income is primarily for restricted stock.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which requires companies to expense the value of employee stock options and similar awards. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) will be effective beginning January 1, 2006. Management is currently assessing the impact of adopting SFAS No. 123(R).
8. PENSION PLANS
The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars)
	Second Quarter		Six Months Ended
	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004
Service cost	$651	$366	$1,302	$731
Interest cost	886	902	1,772	1,804
Expected return on plan assets	(1,123)	(1,073)	(2,246)	(2,147)
Amortization of prior service cost	32	25	64	50
Amortization of net loss	244	240	488	480

Net periodic benefit cost	$690	$460	$1,380	$918

In the second quarter and six months of 2005, the Company contributed $110,000 to defined benefit pension plans. In the comparable periods of 2004, the Company contributed $279,000 and $348,000, respectively, to defined benefit pension plans. The Company expects to contribute an additional $220,000 over the balance of 2005, for a total of $330,000 in 2005 contributions. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2004 Annual Report.
9. EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	Second Quarter Ended		Six Months Ended
	June 29,	June 29,	June 29,	June 29,
	2005	2004	2005	2004
Denominator for basic EPS – weighted average shares	29,065	24,450	29,049	24,744
Effect of dilutive securities	655	227	933	234

Denominator for diluted EPS	29,720	24,677	29,982	24,978
The increase from June 29, 2004 in dilutive securities in the quarter and six months ended June 29, 2005, was due primarily to the effect of shares attributable to the Company’s convertible senior subordinated debt. Options for common shares where the exercise price was above the market price at June 29, totaling 376,000 and 917,000 shares in 2005 and 2004, respectively, have been excluded from the calculation of the effect of dilutive securities, the effect of such options being anti-dilutive.
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
Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million. In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential, incidental and punitive damages incurred by it and by its customers, totaling an additional $100 million. Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations. Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed. Enron Wind recently has filed a motion with the court seeking a declaration that Marathon had an obligation under the Warranty Agreement to repair or replace the generators in the first instance regardless of whether an actual breach of warranty had occurred. The court has held hearings on both motions, but has not yet ruled.
The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of June 29, 2005, the Company had recorded a reserve in its financial statements solely related to a portion of the anticipated costs in defending against this matter.
The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

11. RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued to GE 4,559,048 shares of common stock (approximately 15% of the Company’s common stock issued). In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. Included in accounts payable on June 29, 2005 was $13.8 million consisting of amounts payable to GE related to trade payables, transition services fees payable, and other payables of the businesses acquired from GE in 2004. The amount paid to GE during the second quarter and first six months of 2005 for these items and other liabilities arising at closing was $28.4 million and $85.0 million, respectively. The amount expensed in the second quarter and first half of 2005 for transition services was $4.7 million and $8.4 million, respectively, which was recorded in operating expenses.
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
These contracts are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of a hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact of ineffectiveness was immaterial in the second quarter and first six months of 2005.
In the second quarter and six months of 2005, $2.3 million and $3.9 million, respectively, of net increased fair market value of derivative instruments was recorded in AOCI. At June 29, 2005, the Company had a balance of $4.7 million in other current assets and a corresponding net after tax gain of $2.9 million in AOCI. Of the total other current assets and AOCI related to derivative instruments, $1.7 million and $1.0 million, respectively, were related to currency hedges, with the balance relating to commodity hedges. The Company estimates that $3.7 million of gains will be reclassified from AOCI to earnings within the next 12 months, based on valuations at June 29, 2005.
13. ACQUISITIONS
On February 7, 2005 the Company acquired 95% ownership of Changzhou Modern Technologies Co., LTD. (“CMT”). CMT is located in Changzhou, P.R. of China and will produce fractional electric motors. The purchase price was $3.23 million which the Company will pay over a three-year period.
14. ANNOUNCEMENT OF STOCK OFFERING
On July 27, 2005, the Company announced a proposed offering of 4,750,000 shares of its common stock that is expected to include 1,330,714 primary shares being offered by the Company and 3,419,286 secondary shares being offered by one selling shareholder, GE. The Company and GE expect to grant the underwriters an option to sell up to an additional 712,500 shares on a pro-rata basis to satisfy over-allotments. The shares are being offered pursuant to an effective shelf registration statement that was previously filed with the U.S. Securities and Exchange Commission.
Based on an assumed offering price of $29.56 per share (the last reported sale price on July 26, 2005), the Company estimates that the net proceeds of the primary shares of the common stock (assuming no exercise of the underwriter’s over-allotment option), after deducting the underwriting discount and estimated offering expenses payable by the Company, will be approximately $37.1 million. The Company expects to also receive approximately $4.8 million from GE’s net proceeds of the shares GE is offering to sell, pursuant to the terms of the shareholder agreement between GE and the Company. The referenced shareholder agreement was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2005. The Company plans to use the net proceeds to reduce the outstanding long-term debt of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.
RESULTS OF OPERATIONS
Sales for the second quarter of 2005 were $368.8 million, which is a 107.5% increase over $177.7 million in the second quarter of 2004. Included in the sales were $177.5 million of sales from the Commercial AC Motors and HVAC Motors and Capacitors businesses acquired in 2004. Sales in our Electrical segment increased 150.7% including the sales attributable to the acquired businesses. Approximately 93% of the sales increase is attributable to the sales from the acquired businesses. Sales in our Mechanical segment, which reflect the impact of the sale of the Illinois Gear business in May 2005, increased .8%. The sale of the Illinois Gear business reduced segment sales by approximately $1.5 million for the second quarter.
Our sales in the first six months of 2005 were $706.6 million, compared to $340.7 million in comparable 2004, an increase of 107.4%. Included in the $706.6 million were $332.6 million of sales from the businesses we acquired from GE. Electrical segment 2005 six months sales were $606.4 million, including the sales from the acquired businesses. This compared to the 2004 first half sales of $242.7 million for our Electrical segment. For the six months of 2005, Mechanical segment sales were $100.1 million as compared to $98.0 million in comparable 2004.
Our gross margin for the second quarter of 2005 was 21.6%, compared to the 23.0% reported in the second quarter of 2004 and 20.3% reported for the first quarter of 2005. Gross margins continued to be impacted by raw material cost increases which were, however, mostly offset by price increases we instituted and productivity improvements we achieved. Additionally, the gross margin of the acquired businesses reduced our margins in total, due primarily to our operations in certain higher cost facilities retained by GE, from which we are transitioning our operations. Our gross margin for the first half of 2005 was 21.0%, compared to 23.2% in the comparable period of 2004.
Operating expenses for the second quarter of 2005 were 11.9% of sales versus 15.0% in the second quarter of 2004, reflecting the volume leveraging of fixed costs and the impact of the acquired GE businesses, which have lower operating expenses as a percent of sales compared to the remainder of our businesses. Operating expenses in the first half of 2005 were 12.3% of sales versus 15.4% in the comparable period of 2004.
Income from operations in 2005’s second quarter was $35.8 million versus $14.2 million in the second quarter of 2004, an increase of 152.7%. As a percent of sales, income from operations was 9.7% versus 8.0% in the second quarter 2004. Income from operations for the first half of 2005 was $61.7 million, a 130.9% increase from the $26.7 million reported in the comparable period of 2004. As a percent of sales, income from operations was 8.7% versus 7.8% reported for the first six months of 2004.
Interest expense was $5.9 million in the second quarter of 2005 versus $1.5 million in comparable 2004. This increase was driven by our higher level of debt outstanding resulting primarily from the funds borrowed for the cash portion of the 2004 acquisitions. Interest expense in the six months of 2005 was $11.3 million versus $2.8 million for the same period of 2004. Our effective tax rate in the second quarter of 2005 was 36.7% as compared to 35.9% in the second quarter of 2004.
Our net income for the second quarter of 2005 was $18.4 million, an increase of 141.8% versus the $7.6 million reported in the second quarter of 2004. Fully diluted earnings per share were $.62 which was an increase of 100.0% versus $.31 in the second quarter of 2004. The average number of diluted shares in the second quarter of 2005 was 29,720,400, versus 24,677,155 shares in comparable 2004. The increase in the average number of shares outstanding versus the second quarter of 2004 resulted primarily from the shares issued to GE as part of the consideration paid for the HVAC motors and capacitors businesses we acquired on December 31, 2004. Net income was $30.7 million in the first half of 2005 versus $14.5 million reported in comparable 2004. Fully diluted earnings per share were $1.03, which was an increase of 77.6% versus $.58 for the same period of 2004. The average number of diluted shares was 29,982,397 for the six months of 2005, versus 24,977,674 shares in comparable 2004.

LIQUIDITY AND CAPITAL RESOURCES
At June 29, 2005, our working capital (current assets minus current liabilities) was $299.1 million, $19.4 million above the $279.7 million at December 31, 2004. Higher accounts receivable and reduced accounts payable were the most significant factors in the increase. The ratio of our current assets to our current liabilities (“current ratio”) of 2.5:1 at June 29, 2005 rose from 2.4:1 at year-end 2004.
Our cash flow from operations was $34.6 million in the second quarter of 2005, a $23.0 million increase from $11.6 million in the comparable quarter of 2004. The combination of a $10.8 million (142%) increase in net income and a $4.1 million (72%) increase in depreciation and amortization in the second quarter of 2005 versus the comparable period of 2004 accounted for most of the increase in cash flow. At June 29, 2005, accounts receivable were $23.2 million higher than at December 31, 2004, all of the increase occurring in the first quarter of 2005. The increase in accounts receivable, due to our improved sales volume, partially offset our higher net income and depreciation and amortization, resulting in first half 2005 operating cash flow of $33.8 million, a $17.5 million (107%) increase from $16.3 million in the first six months of 2004.
Net cash used in investing activities was $4.1 million during the second quarter of 2005 and was $17.2 million for the first half of 2005. While capital spending of $8.4 million in the second quarter was higher than the $7.2 million in the first quarter of 2005, $3.6 million of cash we received from the sale of the Illinois Gear business in May reduced our net capital spending. Our capital spending in the first six months of 2005 of $15.5 million was a 133% increase from the $6.7 million spent in comparable 2004, due primarily to the impact of the acquisitions we made in August and December of 2004. Business acquisitions of $5.5 million reflected payments made in the first quarter of 2005 for the CMT acquisition and additional payments relating to the 2004 HVAC motors and capacitors acquisition.
Our cash flows used in financing activities were $29.6 million during the second quarter of 2005, due primarily to repayment of long-term debt totaling $26.8 million. For the first six months of 2005, the use of cash in financing activities was $18.2 million, which includes long-term debt repayment of $11.0 million.
Our outstanding long-term debt decreased to $536.9 million at June 29, 2005 from $563.6 million at March 31, 2005, due primarily to $32.5 million of cash provided by operating activities in the second quarter of 2005, of which an $11.0 million reduction in inventories was a significant factor. Compared to long-term debt of $547.4 million at December 31, 2004, our long-term debt at June 29, 2005 was $10.5 million lower. Of our total long-term debt, $417.5 million was outstanding under our $475 million unsecured revolving credit facility that expires on May 5, 2009 (the “Facility”). The Facility permits us to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. LIBOR has risen a total of 2.4 percentage points since June 2004. We also pay a commitment fee on the unused amount of the $475 million Facility credit limit, which also varies with the ratio of our total debt to our EBITDA. At June 29, 2005, our margin above LIBOR was 1.5% and our commitment fee rate was .3%. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these tests as of June 29, 2005.
In addition to the Facility, at June 29, 2005 we also had $115 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%. We also had outstanding an additional $4.9 million of other senior debt. At June 29, 2005, our borrowing availability was $58.8 million based on the Facility’s financial covenants.
On July 27, 2005, the Company announced a proposed offering of 4,750,000 shares of its common stock that is expected to include 1,330,714 primary shares being offered by the Company and 3,419,286 secondary shares being offered by one selling shareholder, GE. The Company and GE expect to grant the underwriters an option to sell up to an additional 712,500 shares on a pro-rata basis to satisfy over-allotments. The shares are being offered pursuant to an effective shelf registration statement that was previously filed with the U.S. Securities and Exchange Commission.

Based on an assumed offering price of $29.56 per share (the last reported sale price on July 26, 2005), the Company estimates that the net proceeds of the primary shares of the common stock (assuming no exercise of the underwriter’s over-allotment option), after deducting the underwriting discount and estimated offering expenses payable by the Company, will be approximately $37.1 million. The Company expects to also receive approximately $4.8 million from GE’s net proceeds of the shares GE is offering to sell, pursuant to the terms of the shareholder agreement between GE and the Company. The referenced shareholder agreement was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2005. The Company plans to use the net proceeds to reduce the outstanding long-term debt of the Company.
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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, where practical to do so. This statement is applicable for fiscal years beginning after December 15, 2005. The Company does not anticipate that this standard will have a material effect on its financial position, results of operations or cash flows.
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
The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At June 29, 2005, we had $115.9 million of fixed rate debt and $421.5 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 29, 2005, would result in a change in after-tax annualized earnings of approximately $1.2 million.
The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing copper and aluminum commodity prices. Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.
We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency contracts to manage our exposure on the transactions denominated in currencies other than the applicable functional currency. Due to our two acquisitions in August and December 2004, we have significantly increased our manufacturing operations outside the United States. In the first half of 2005, we began to enter into contracts to hedge foreign-currency denominated forecasted transactions. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes.
We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.
All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of the hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact due to ineffectiveness was immaterial for all periods included in this report.
In the second quarter and six months of 2005, $2.3 million and $3.9 million, respectively, of net increased hedge value was recorded in AOCI. At June 29, 2005, we had a balance of $4.7 million in other current assets and a corresponding net after tax gain of $2.9 million in AOCI, representing the fair market value of cash flow commodity and foreign currency hedges. Of the total other current assets and AOCI values, $1.7 and $1.0 million, respectively, related to currency hedges, with the balance relating to commodity hedges and translation adjustments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
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
Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million. In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential, incidental and punitive damages incurred by it and by its customers, totaling an additional $100 million. Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations. Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed. Enron Wind recently has filed a motion with the court seeking a declaration that Marathon had an obligation under the Warranty Agreement to repair or replace the generators in the first instance regardless of whether an actual breach of warranty had occurred. The court has held hearings on both motions, but has not yet ruled.
The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of June 29, 2005, the Company had recorded a reserve in its financial statements solely related to a portion of the anticipated costs in defending against this matter.
The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
a) The Annual Meeting of Shareholders of REGAL-BELOIT Corporation was held on April 22, 2005.
b) The terms of Directors Christopher L. Doerr, G. Frederick Kasten, Henry W. Knueppel, John A. McKay and James L. Packard
    were continued.
c) Matters voted on at the Annual Meeting and the results of each vote were as follows:
     1. Elect three Class C Directors for a term of three years.

Name	For	Withheld
J. Reed Coleman	23,629,004	1,214,644
Stephen N. Graff	23,960,534	883,114
Thomas J. Fischer	24,033,157	810,491
Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Bylaws of the Registrant, as amended on April 22, 2005, filed herewith.

3.2	Amendments to the Bylaws of the Registrant [Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated April 28, 2005 (file #001-07283)].

4.1	Letter agreement, dated as of May 31, 2005, between REGAL-BELOIT Corporation and General Electric Company [Incorporated by reference to Exhibit 4.1 of REGAL-BELOIT Corporation’s Current Report on Form 8-K dated June 6, 2005 (file #001-07283)].

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION
(Registrant)

/S/ David A. Barta

David A. Barta
Vice President — Chief Financial Officer
(Principal Accounting and Financial Officer)
DATE: August 8, 2005

Index to Exhibits

Exhibit Number	Exhibit Description
3.1	Bylaws of the Registrant, as amended on April 22, 2005, filed herewith.

3.2	Amendments to the Bylaws of the Registrant [Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated April 28, 2005 (file #001-07283)].

4.1	Letter agreement, dated as of May 31, 2005, between REGAL-BELOIT Corporation and General Electric Company [Incorporated by reference to Exhibit 4.1 of REGAL-BELOIT Corporation’s Current Report on Form 8-K dated June 6, 2005 (file #001-07283)].

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.