Form 10-Q
period 2005-11-04
REGAL BELOIT CORP
filed 2005-11-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 28, 2005 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number
001-07283

REGAL-BELOIT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)

200 State Street, Beloit, Wisconsin 53511
(Address of principal executive office)

(608) 364-8800
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date.

30,631,853 Shares, Common Stock, $.01 Par Value (as of October 31, 2005)

REGAL-BELOIT CORPORATION
FORM 10-Q
FOR QUARTER ENDED
SEPTEMBER 28, 2005

CAUTIONARY STATEMENT
The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Quarterly Report on Form 10-Q or incorporated by reference may be forward-looking statements. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,”“will,”“should,”“plan,”“expect,”“anticipate,”“estimate,”“believe,”“predict,”“intend,”“potential” or continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

INDEX
PART I
FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

ITEM I. FINANCIAL STATEMENTS
ASSETS		(From Audited
	(Unaudited)	Statements)
Current Assets:	Sept. 28, 2005	Dec. 31, 2004
Cash and Cash Equivalents	$27,872	$31,275
Receivables, less Allowance for Doubtful Accounts of
$2,866 in 2005 and $2,376 in 2004	182,280	176,941
Deferred Income Taxes	15,915	6,493
Inventories	229,090	246,816
Prepaid Expenses and Other Current Assets	20,832	13,394
Total Current Assets	475,989	474,919

Property, Plant and Equipment:
Land and Improvements	18,416	19,026
Buildings and Improvements	102,373	104,460
Machinery and Equipment	337,545	335,307
Property, Plant and Equipment, at Cost	458,334	458,793
Less - Accumulated Depreciation	(210,102)	(205,120)
Net Property, Plant and Equipment	248,232	253,673

Goodwill	561,700	544,440
Purchased Intangible Assets, net of Amortization	47,270	52,058
Other Noncurrent Assets	22,868	26,962
Total Assets	$1,356,059	$1,352,052

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$75,165	$106,374
Dividends Payable	3,981	3,483
Accrued Compensation and Employee Benefits	48,123	30,256
Other Accrued Expenses	43,451	44,094
Income Taxes Payable	16,565	10,731
Current Maturities of Long-Term Debt	684	271
Total Current Liabilities	187,969	195,209

Long-Term Debt	448,858	547,350
Deferred Income Taxes	59,637	48,663
Other Noncurrent Liabilities	23,108	17,359
Minority Interest in Consolidated Subsidiaries	6,038	5,292

Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized,
31,398,103 issued in 2005 and 29,798,188 issued in 2004	314	298
Additional Paid-In Capital	315,464	263,790
Less - Treasury Stock, at cost, 774,100 shares in 2005 and 2004	(15,228)	(15,228)
Retained Earnings	326,842	288,837
Unearned Compensation	(707)	(224)
Accumulated Other Comprehensive Income	3,764	706
Total Shareholders' Investment	630,449	538,179
Total Liabilities and Shareholders' Investment	$1,356,059	$1,352,052

See accompanying notes.

INDEX
REGAL-BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004	Sept. 28, 2005	Sept. 28, 2004

Net Sales	$345,894	$193,888	$1,052,485	$534,624

Cost of Sales	269,296	150,944	827,643	412,652

Gross Profit	76,598	42,944	224,842	121,972

Operating Expenses	41,990	27,353	128,560	79,763

Income From Operations	34,608	15,591	96,282	42,209

Interest Expense	5,706	1,722	17,053	4,558

Interest Income	309	55	385	87

Income Before Taxes & Minority Interest	29,211	13,924	79,614	37,738

Provision For Income Taxes	9,771	4,435	28,408	12,996

Income Before Minority Interest	19,440	9,489	51,206	24,742

Minority Interest in Income, Net of Tax	923	562	1,958	1,326

Net Income	$18,517	$8,927	$49,248	$23,416

Per Share of Common Stock:

Earnings Per Share - Basic	$.62	$.37	$1.68	$.95

Earnings Per Share - Assuming Dilution	$.59	$.36	$1.62	$.94

Cash Dividends Declared	$.13	$.12	$.38	$.36

Average Number of Shares Outstanding - Basic	29,912,663	24,456,271	29,339,151	24,647,965
Average Number of Shares Outstanding - Assuming Dilution	31,234,336	24,724,845	30,399,710	24,893,397

See accompanying notes.

INDEX
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	(Unaudited)
	Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,248	$23,416
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	27,823	16,974
Gain on sale of assets	(84)	(1,630)
Change in assets and liabilities	(11,656)	(1,220)
Net cash provided by operating activities	65,331	37,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(21,734)	(10,167)
Business acquisitions, net of cash acquired	6,612	(71,786)
Sale of property, plant and equipment	4,246	4,847
Other, net	(343)	(3,872)
Net cash used in investing activities	(11,219)	(80,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt	--	115,000
Payments of long-term debt, net	(99,193)	(35,248)
Proceeds from issuance of common stock, net	53,145	--
Repurchase of common stock	--	(12,499)
Dividends paid to shareholders	(10,749)	(8,945)
Dividends paid to minority partners	(1,315)	--
Stock issued under option plans	1,254	660

Capitalized financing fees	--	(3,801)
Net cash (used in) provided by financing activities	(56,858)	55,167)

EFFECT OF EXCHANGE RATE ON CASH	(657)	5

Net (decrease) increase in cash and cash equivalents	(3,403)	11,734
Cash and cash equivalents at beginning of period	31,275	9,100
Cash and cash equivalents at end of period	$27,872	$20,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$17,023	$4,529
Income taxes	$31,969	$6,084

See accompanying notes.

INDEX
REGAL-BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2005
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

2.  INVENTORIES

Cost for approximately 88% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	Sept. 28, 2005	Dec. 31, 2004
Raw Material	14%	13%
Work-in Process	27%	25%
Finished Goods	59%	62%

3.  COMPREHENSIVE INCOME

The Company's comprehensive income for the third quarter and nine months of 2005 and 2004 was as follows:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004	Sept. 28, 2005	Sept. 28, 2004
Net income as reported	$18,517	$8,927	$49,248	$23,416
Comprehensive income (expense) from:
Cumulative translation adjustments	932	1,142	(1,046)	527
Changes in fair value of hedging activities, net of tax	1,759	345	6,867	535
Hedging activities reclassified into earnings from accumulated
other comprehensive income (“AOCI”), net of tax	(1,585)	(125)	(2,763)	(305)
	1,106	1,362	3,058	757
Comprehensive income	$19,623	$10,289	$52,306	$24,173

4.  WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the third quarter and nine months of 2005 and 2004:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004	Sept. 28, 2005	Sept. 28, 2004
Beginning balance	$5,615	$3,023	$5,007	$2,953
Deduct: Payments	(1,433)	(1,255)	(4,238)	(3,577)
Add: Provision	1,602	1,333	5,015	3,725
Ending balance	$5,784	$3,101	$5,784	$3,101

INDEX

5.  BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical:

	(In Thousands of Dollars)
	Mechanical Segment				Electrical Segment
	Third Quarter		Nine Months		Third Quarter		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Net Sales	$49,318	$50,119	$149,465	$148,159	$296,576	$143,769	$903,020	$386,465
Income from Operations	$5,061	$5,021	$10,936	$11,655	$29,547	$10,570	$85,346	$30,554
% of Net Sales	10.3%	10.0%	7.3%	7.9%	10.0%	7.4%	9.5%	7.9%
Goodwill at end of period	$530	$530	$530	$530	$561,200	$339,682	$561,200	$339,682

6.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the nine months ended September 28, 2005 were as follows (in millions):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 31, 2004	$543.9	$0.5	$544.4
GE acquisition valuation adjustments	12.7	---	12.7
GE acquisition costs	3.7	---	3.7
Acquisition of Changzhou Modern Technologies	.9	---	.9
Balance as of September 28, 2005	$561.2	$0.5	$561.7

Final appraisals by an independent valuation firm have been made of the tangible and intangible assets purchased with the GE HVAC Motors and Capacitors businesses and the GE Commercial AC Motors business in 2004. The valuation adjustments result from management’s review and valuation of acquired assets of the businesses. For the nine months ended on September 28, 2005, the above valuation adjustments result primarily from the final adjustment of the purchase price and the related amounts allocated to inventory and fixed assets.

Other intangible assets consisted of the following (in millions):

		December 31, 2004
	Weighted - Average Life (yrs)	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Non-Compete Agreements	5.0	$2.5	$0.0	$2.5
Trademarks	4.0	4.9	0.4	4.5
Patents	10.0	15.4	0.0	15.4
Engineering Drawings	10.0	1.2	0.0	1.2
Customer Relationships	10.0	28.6	0.1	28.5
Total	9.2	$52.6	$0.5	$52.1

		September 28, 2005
	Weighted - Average Life (yrs)	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Non-Compete Agreements	5.0	$2.5	$0.4	$2.1
Trademarks	4.0	4.9	1.4	3.5
Patents	10.0	15.4	1.2	14.2
Engineering Drawings	10.0	1.2	0.1	1.1
Customer Relationships	10.0	28.6	2.2	26.4
Total	9.2	$52.6	$5.3	$47.3

Amortization expense recorded for the nine months ended September 28, 2005 was $4.8 million. Estimated amortization expense is $6.4 million in each of 2005, 2006, and 2007, $5.2 million in 2008 and 2009, and $22.5 million thereafter. We perform an annual evaluation of our goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

INDEX

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

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004	Sept. 28, 2005	Sept. 28, 2004
Net Income:
As reported	$18,517	$8,927	$49,248	$23,416
Deduct: Total stock-based employee compensation
expense, net of related tax effects	(427)	(232)	(1,308)	(600)
Add: Total stock-based employee compensation
included in net income, net of related tax effects	111	32	373	81
Pro-forma	$18,201	$8,727	$48,313	$22,897
Earnings per share - basic:
As reported	$.62	$.37	$1.68	$.95
Pro-forma	$.61	$.36	$1.65	$.93
Earnings per share - assuming dilution:
As reported	$.59	$.36	$1.62	$.94
Pro-forma	$.58	$.35	$1.59	$.92

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

8.  PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004	Sept. 28, 2005	Sept. 28, 2004
Service cost	$651	$366	$1,953	$1,097
Interest cost	886	902	2,658	2,706
Expected return on plan assets	(1,123)	(1,073)	(3,369)	(3,220)
Amortization of prior service cost	32	25	96	75
Amortization of net loss	244	240	732	720
Net periodic benefit cost	$690	$460	$2,070	$1,378

In the third quarter and nine months of 2005, the Company contributed $110,000 and $220,000, respectively, to defined benefit pension plans. In the comparable periods of 2004, the Company contributed $682,000 and $1.0 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $110,000 over the balance of 2005, for a total of $330,000 in 2005 contributions. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2004 Annual Report.

INDEX

9.  EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2005	Sept. 28, 2004	Sept. 28, 2005	Sept. 28, 2004
Denominator for basic EPS - weighted average shares	29,913	24,456	29,339	24,648
Effect of dilutive securities	1,321	269	1,061	245
Denominator for diluted EPS	31,234	24,725	30,400	24,893

The increase from September 28, 2004 in dilutive securities in the quarter and nine months ended September 28, 2005, was due primarily to the effect of shares attributable to the Company’s convertible senior subordinated debt. Options for common shares where the exercise price was above the market price at September 28, totaling 22,000 and 845,000 shares in 2005 and 2004, respectively, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of September 28, 2005, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at September 28, 2005 are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

11.  RELATED PARTY TRANSACTIONS

As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued to GE 4,559,048 shares of common stock (approximately 15% of the Company’s outstanding common stock). In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. On August 11, 2005, GE sold all of the shares of the Company’s common stock owned by it, ceasing to be a related party to the Company (See Note 14, Completion of Stock Offering). The amount paid to GE during the period June 30, 2005 through August 10, 2005 and year-to-date through August 10, 2005, for trade payables, transition services and other payables of the businesses acquired from GE in 2004, was $17.4 million and $102.4 million, respectively. The amount expensed in these same periods of time for transition services was $2.4 million and $10.8 million, respectively, which was recorded in operating expenses. For the third quarter 2004, no payments for transition services were made, however $1.4 million was recorded in operating expenses.

INDEX

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

These contracts are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of a hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact of ineffectiveness was immaterial in the third quarter and nine months of 2005 and 2004.

In the third quarter and nine months of 2005, $174,000 and $4.1 million, respectively, of net increased fair market value of derivative instruments was recorded in AOCI. For the same periods of 2004, the net increased fair market value of derivative instruments recorded in AOCI was $221,000 and $231,000, respectively. At September 28, 2005, the Company had a balance of $6.4 million in current assets and a corresponding net after tax gain of $4.1 million in AOCI. At September 28, 2004, the Company’s balances in these same accounts were $629,000 and $390,000, respectively. Of the total current assets and AOCI related to derivative instruments, $1.4 million and $.9 million, respectively, were related to currency hedges, with the balance relating to commodity hedges, while in 2004 all hedges were commodity related. The Company estimates that virtually all of the gains will be reclassified from AOCI to earnings within the next 12 months, based on valuations at September 28, 2005.

13.  ACQUISITIONS

On February 7, 2005, the Company acquired 95% ownership of Changzhou Modern Technologies Co., LTD. (“CMT”). CMT is located in Changzhou, People’s Republic of China and will produce fractional electric motors. The purchase price was $3.23 million which the Company will pay over a three-year period.

During the quarter, the Company received a purchase price adjustment from GE of $12.5 million based on the final purchase price calculation for the HVAC acquisition which was completed on December 31, 2004. This payment is reflected on the Company’s Consolidation Statements of Cash Flows in the caption “Business Acquisitions, net of cash acquired.” Year-to-date, the amount shown in this caption is a positive $6.6 million comprised of the $12.5 million cash receipt, and cash payments of $2.2 million for the purchase of CMT discussed above and $3.7 million of payments for acquisition costs related to the GE acquisitions.

14.  COMPLETION OF STOCK OFFERING

On August 16, 2005, the Company completed an offering of 6,089,369 shares of its common stock. The stock sold in the offering, which included shares sold to cover the underwriters’ overallotment option, consisted of all 4,559,048 shares owned by GE and 1,530,321 primary shares sold by the Company. The shares were offered pursuant to an effective shelf registration statement that was previously filed with the U.S. Securities and Exchange Commission.

Based on the offering price of $30.15 per share, the Company’s net proceeds from the sale of the primary shares of common stock, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $43.7 million. Pursuant to the terms of a shareholder agreement between the Company and GE, the Company also received payment of approximately $9.4 million that was determined by reference to the amount of the net proceeds received by GE from the offering. The referenced shareholder agreement was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2005. The Company used the net proceeds to reduce the outstanding long-term debt of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW

The Company continued to see strength in many of its markets in the third quarter of 2005, led by our HVAC Motors business. Net sales in the third quarter of 2005 were $345.9 million versus $193.9 million in the comparable period of 2004. Results for the quarter include results from the acquisitions of General Electric’s Commercial AC Motor and HVAC Motors and Capacitors businesses that were completed by the Company on August 30, 2004 and December 31, 2004, respectively. Incremental sales in the quarter from these businesses as compared to the third quarter of 2004 were $145.0 million. The Company's gross margin for the quarter was 22.1% which was consistent with the gross margin reported in the third quarter of 2004 as higher raw material costs were offset by price increases, cost reductions and productivity improvement activities. Net income and earnings per share for the third quarter of 2005 increased to $18.5 million and $.59 respectively, improving from the $8.9 million and $.36 reported for the third quarter of 2004. We completed a stock offering in August 2005 which provided total net proceeds of approximately $53.1 million. Coupled with cash flow from operations of $31.6 million, we were able to reduce our long-term debt by $88 million during the third quarter of 2005.

INDEX

RESULTS OF OPERATIONS

Company sales for the third quarter of 2005 were $345.9 million versus $193.9 million reported in the same period of 2004.  Incremental sales in the quarter from the Commercial AC Motor business and the HVAC Motor and Capacitor businesses we acquired from General Electric (“GE”) in August and December of 2004 totaled $145.0 million. Sales in the Electrical segment for the third quarter were $296.6 million versus $143.8 million in the third quarter of 2004. Excluding the impact of the businesses we acquired in 2004 , sales of motor products increased 9.1%. Motor sales were favorably impacted by strength in many of the Company’s end markets, particularly the industrial markets. Sales of other products in the segment decreased primarily as a result of strong sales in China of generator products in the third quarter of 2004, driven by government incentives and weather related drivers which were not repeated.  Sales in the Mechanical segment decreased 1.6% to $49.3 million from $50.1 million a year earlier. The sale in May of the Illinois Gear business reduced segment sales by approximately $1.5 million for the third quarter.

Our sales for the first nine months of 2005 increased 96.9% to $1,052.5 million as compared to $534.6 million in comparable 2004. Included in the $1,052.5 million were $477.6 million of incremental sales from the businesses we acquired from GE. Electrical segment sales of $903.0 million were 133.6% higher for the first nine months of 2005 as compared to $386.5 million for the first nine months of 2004. Sales in the Mechanical segment through September 2005 year-to-date were $149.5 million, an increase of .9%. Compared to 2004, Mechanical segment sales for the first nine months of 2005 were lower by approximately $3.0 million due to the sale of Illinois Gear.

Our gross profit as a percent of sales (“gross margin”) for the third quarter of 2005 was 22.1%, which was consistent with the gross margin reported in the third quarter of 2004 and 50 basis points above the 21.6% reported in the second quarter of 2005. Gross margins continue to be pressured by raw material cost increases, particularly copper. We have instituted price increases and achieved productivity improvements and cost reductions to offset the material cost pressures. Our gross margins for the first nine months of 2005 were 21.4% as compared to 22.8% for the same period of 2004.

Operating expenses for the third quarter of 2005 were $42.0 million or 12.1% of sales as compared to $27.4 million or 14.1% of sales in the third quarter of 2004. Included in the results for the third quarter of 2004 was a net gain of approximately $1.0 million for the sale of property located in the United Kingdom and the write down of certain assets held for sale. These amounts were reflected as a reduction of operating expenses. For the first nine months of 2005, operating expenses were $128.6 million or 12.2% of sales as compared to $79.8 million or 14.9% of sales for the first nine months of 2004.

Income from operations in the third quarter of 2005 was $34.6 million or 10.0% of sales versus $15.6 million or 8.0% of sales for the third quarter of 2004. Income from operations for the first nine months of 2005 was $96.3 million or 9.1% of sales versus $42.2 million or 7.9% of sales for the first nine months of 2004.

Net interest expense was $5.4 million in the third quarter of 2005 versus $1.7 million in comparable 2004. For the first nine months of 2005, interest expense was $16.7 million versus $4.5 million in the comparable period of 2004. The increases were due to our higher level of borrowing resulting from the GE acquisitions and increases in borrowing rates because of the increase in LIBOR.

Our effective tax rates for the third quarter and nine months of 2005 were 33.4% and 35.7%, respectively, higher than the tax rates of 31.9% and 34.4% in the comparable periods of 2004. The lower rates for the third quarter and nine months of 2004 were a result of the favorable tax treatment of the sale of a portion of our United Kingdom real estate. The tax rate in the third quarter of 2005 was reduced as a result of a one-time refund of income taxes to one of our Chinese joint ventures.

Our net income in the third quarter of 2005 was $18.5 million, an increase of 107.4% from the $8.9 million reported in the third quarter of 2004. Fully diluted earnings per share were $.59, which was an increase of 64% versus $.36 in the third quarter of 2004. The average number of diluted shares in the third quarter of 2005 was 31,234,336 versus 24,724,845 shares in comparable 2004. The increase in the average number of shares outstanding versus the third quarter of 2004 resulted from the shares that were issued as part of the December 2004 HVAC acquisition as well as the primary shares recently issued in the Company’s August 2005 stock offering. For the first nine months of 2005, net income was $49.2 million versus $23.4 million for the first nine months of 2004, a 110% increase. Fully diluted earnings per share for the same period were $1.62 versus the $.94 reported for the same period of 2004, a 72% increase. The average number of diluted shares was 30,399,710 for the first nine months of 2005 versus 24,893,397 shares in comparable 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2005, our working capital (current assets minus current liabilities) was $288.0 million, $8.3 million above the $279.7 million at December 31, 2004. Lower accounts payable were the most significant factor in the increase. The ratio of our current assets to our current liabilities (“current ratio”) of 2.5:1 at September 28, 2005 rose from 2.4:1 at year-end 2004.

Net cash provided by operating activities was $31.6 million in the third quarter of 2005, a $10.4 million (49%) increase from $21.2 million in the comparable quarter of 2004. The $9.6 million (108%) increase in net income in the third quarter of 2005 from the third quarter last year was the primary factor in the increase. Accounts receivable decreased $17.9 million during 2005’s third quarter while inventories dropped $5.6 million, due primarily to net sales decreasing to $345.9 million in the third quarter of 2005 from $368.8 million in the second quarter of 2005, reflecting primarily our motor customers’ seasonal buying patterns. For the nine months of 2005, operating cash flow totaled $65.3 million, up $27.8 million (74%) from $37.5 million in comparable 2004, due primarily to $25.8 million higher net income.

INDEX

Net cash provided by investing activities in the third quarter of 2005 was $6.0 million. $6.2 million of additions to property, plant and equipment were more than offset by $12.5 million of cash received related to a purchase price adjustment payment from GE relating to the acquisition from GE we made in December 2004. Net cash used in investing activities was $11.2 million year-to-date through September 28, 2005. $21.7 million of year-to-date capital spending and $6.2 million spent in first quarter 2005 for acquisitions were partly offset by the GE payment discussed above and $4.2 million of disposals of fixed assets. Our capital spending was $6.2 million during the third quarter of 2005; the $21.7 million we spent through September 28, 2005 year-to-date represents an $11.5 million (113%) increase from comparable 2004. At September 28, 2005, we had $9.2 million of outstanding commitments for future capital expenditures.

Cash flows used in financing activities were $38.7 million in the third quarter of 2005, due primarily to reducing our long-term debt by $88.0 million. The major factors in the debt reduction were $31.6 million of operating cash flow and $53.1 million of proceeds from our offering of common stock, which closed on August 16, 2005. The net proceeds after underwriting fees and expenses were approximately $43.7 million. The Company also received $9.4 million from GE’s proceeds of the shares GE sold in the offering (see accompanying Note 14, Completion of Stock Offering), pursuant to the terms of the shareholder agreement between GE and the Company, dated December 31, 2004. The net proceeds were used to reduce a like amount of our debt outstanding under the Facility described below.

Our outstanding long-term debt decreased $88.0 million to $448.9 million at September 28, 2005 from $536.9 million at June 29, 2005, as discussed in the preceding paragraphs. Compared to long-term debt of $547.4 million at December 31, 2004, our long-term debt at September 28, 2005 was $98.5 million lower. Of our total long-term debt, $329.5 million was outstanding under our $475 million unsecured revolving credit facility that expires on May 5, 2009 (the "Facility"). The Facility permits us to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). These interest rates also vary as LIBOR varies. We also pay a commitment fee on the unused amount of the $475 million Facility credit limit, which also varies with the ratio of our total debt to our EBITDA. At September 28, 2005, our margin above LIBOR was 1.5% and our commitment fee rate was .3%. These margins were reduced to 1.125% and .25%, respectively, on October 3, 2005. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these tests as of September 28, 2005.

In addition to the Facility, at September 28, 2005, we also had $115 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%. We also had outstanding an additional $5.0 million of other senior debt. At September 28, 2005, our borrowing availability was $155.8 million based on the Facility's financial covenants.

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

Goodwill and Other Intangibles
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment in the fourth quarter, with any resulting adjustment charged to the results of operations. Amortization continues to be recorded for other intangible assets with definite lives.

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

INDEX

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At September 28, 2005, we had $115.9 million of fixed rate debt and $333.6 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 28, 2005, would result in a change in after-tax annualized earnings of approximately $1.1 million.

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

In the third quarter and nine months of 2005, $174,000 and $4.1 million, respectively, of net increased hedge value was recorded in AOCI. At September 28, 2005, we had a balance of $6.4 million in current assets and a corresponding net after tax gain of $4.1 million in AOCI, representing the fair market value of cash flow commodity and foreign currency hedges. Of the total current assets and AOCI values, $1.4 and $.9 million, respectively, related to currency hedges, with the balance of $5.0 million and $3.2 million, respectively, relating to commodity hedges.

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

INDEX

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of September 28, 2005, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at September 28, 205 are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION (Registrant)

Date: November 7, 2005	By:	/s/ David A. Barta

Vice President - Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.