Form 10-K
REGAL BELOIT CORP
filed 2006-03-15
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-7283

REGAL-BELOIT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-0875718
(State of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐       Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $827,000,000.

On March 7, 2006, the registrant had outstanding 30,727,004 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006 are incorporated by reference into Part III.

REGAL-BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2005

Index
CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Annual Report on Form 10-K or incorporated by reference may be forward looking statements. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	unanticipated fluctuations in commodity prices and raw material costs and issues affecting our ability to pass increased costs on to our customers;

•	cyclical downturns affecting the markets for capital goods;

•
unexpected issues and costs arising from the integration of acquired companies and businesses, such as our acquisitions of the HVAC motors and capacitors businesses and the Commercial AC motors business from General Electric Company (“GE”) in 2004;

•	marketplace acceptance of acquisitions, including the loss of, or a decline in business from, any significant customers;

•	substantial increases in interest rates that impact the cost of our outstanding debt;

•	the impact of capital market transactions that we may effect;

•	unanticipated costs associated with litigation matters;

•	the success of our management in increasing sales and maintaining or improving the operating margins of our businesses;

•	actions taken by our competitors;

•	difficulties in staffing and managing foreign operations;

•	our ability to satisfy various covenant requirements under our credit facility; and

•
other risks and uncertainties described in Item 1A “Risk Factors” of this Form 10-K and from time to time in our reports filed with U.S. Securities and Exchange Commission, which are incorporated by reference.

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

Index
PART I

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our” or the “Company” refer collectively to REGAL-BELOIT CORPORATION and its subsidiaries.

ITEM 1 - BUSINESS

OUR COMPANY

We are one of the largest global manufacturers of commercial, industrial, and HVAC electric motors, electric generators and controls, and mechanical motion control products. Many of our products hold leading market positions in a variety of essential commercial, industrial and residential applications, and we believe we have one of the most comprehensive product lines in the markets we serve. We sell our products to a diverse global customer base using more than 20 recognized brand names through a multi-channel distribution model to leading original equipment manufacturers (“OEMs”), distributors and end users across many markets. We believe this strategy, coupled with a high level of customer service, provides us with a competitive selling advantage and allows us to more fully penetrate our target markets.

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

We believe our competitive strengths include:

•	management experience and depth
•	strategic product offering
•	leading market positions
•	multi-channel/multi-brand distribution
•	broad and diverse customer base
•	differentiated and innovative technology
•	strategic global and rapid response operations

Our business strategy includes:

•	capitalizing on new product opportunities
•	capitalizing on our Asian manufacturing and commercial base
•	leveraging our global manufacturing and sourcing structures to achieve operating margin improvements
•	leveraging Lean Six Sigma
•	innovating new products
•	people and process excellence
•	industry consolidation through acquisitions

Index

ELECTRICAL SEGMENT

Our Electrical segment includes a full line of AC and DC commercial and industrial electric motors, HVAC motors, electric generators and controls, capacitors and electrical connecting devices. Over the past eight years, we have focused on building our Electrical segment through a combination of strategic acquisitions and internal growth initiatives. Our initial focus was to establish our Company as a significant manufacturer of industrial electric motors, since our mechanical products businesses serve similar markets and their products are often used in combination with a motor. With our acquisitions of Marathon Electric Manufacturing Corporation in 1997, the Lincoln Motors business of Lincoln Electric Holdings, Inc. in 1999 and LEESON Electric Corporation in 2000, we believe we became one of the two largest producers of industrial electric motors serving the North American market and are able to offer our customers both electrical and mechanical products. Additionally, these acquisitions have brought products that are complementary to our core electric motor lines in such areas as electric generators and generator controls, motor controls, and electrical connecting devices. The integration of these acquisitions provides significant cost savings and synergies that further strengthen the competitive position of our electrical products businesses.

During 2004, we separately acquired two electric motor businesses from GE which were natural extensions to our core electric motor lines. In August 2004, we acquired GE’s commercial AC motors business, which manufactures a full line of alternating current motors for pump, compressor and commercial heating, ventilating and air conditioning applications. In December 2004, we acquired GE’s HVAC motors and capacitors businesses, which produce a full line of electric motors for use principally in residential HVAC systems, as well as capacitors for HVAC systems, high intensity lighting and other applications. The acquisitions of these businesses complement our existing electrical products businesses, providing us with:

•	a leading market position and brand name in the HVAC motor market;
•	diversification of our served markets and a broad base of leading HVAC customers;
•	patented electronically commutated motor (ECM) technology;
•	a strong management team and infrastructure in place to support growth; and
•	significant scale and low cost manufacturing capabilities in Mexico and India.

We manufacture and market AC and DC commercial, industrial and HVAC electric motors ranging in size from sub-fractional to small integral horsepowers to larger commercial and industrial motors from 50 through 800 horsepower. We offer thousands of stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment and electrical connecting devices such as terminal blocks, fuse holders and power blocks. Additionally, our Electrical segment markets a line of AC and DC adjustable speed drives. We manufacture capacitors for use in HVAC systems, high intensity lighting and other applications. We sell our Electrical segment’s products to distributors, original equipment manufacturers and end users across many markets.

Our power generation business, which includes electric generators and power generation components and controls, represents a growing portion of our Electrical segment’s net sales. The market for electric power generation components and controls has grown in recent years as a result of a desire on the part of end users to reduce losses due to power disturbances. Our generators are used in industrial, agricultural, marine, military, transportation and other applications.

Index

We leverage efficiencies across our motor operations. We centralize the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our Electrical segment. Furthermore, we specifically foster the sharing of best practices across each of the Electrical segment and create focused centers of excellence in each of our manufacturing functions. The following is a description of our major Electrical product businesses and the primary products that they manufacture and market:

GE Commercial Motors by REGAL-BELOIT. Manufactures a full line of motors for pump, compressor, commercial and residential HVAC applications. Manufactures capacitors for use in HVAC systems, high intensity lighting and other applications.

LEESON Electric. Manufactures AC motors up to 800 horsepower and DC motors up to five horsepower, gear reducers, gearmotors and drives primarily for the power transmission, pump, food processing, fitness equipment and industrial machinery markets.

Lincoln Motors. Manufactures AC motors from 1/4 horsepower to 800 horsepower primarily for industrial and commercial pumps, compressors, elevators, machine tools, and specialty products.

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

MECHANICAL SEGMENT

Our Mechanical segment includes a broad array of mechanical motion control products and cutting tools. Our products include: standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; manual valve actuators and cutting tools. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Our high-speed steel and carbide rotary perishable cutting tools are used in metalworking applications. Mechanical products are sold to original equipment manufacturers, distributors and end users across many industry segments. The following is a description of our major Mechanical segment businesses and the primary products they manufacture and market:

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

Index

Grove Gear. Manufactures standard and custom industrial gear reducers primarily for the material handling, food processing, robotics, healthcare and power transmission markets.

Hub City/Foote-Jones. Manufactures gear drives, sub-fractional horsepower gearmotors, mounted bearings, large-scale parallel shaft and right-angle gear drives and accessories primarily for the packaging, construction, material handling, healthcare, food processing markets, mining, oil, pulp and paper, forestry, aggregate, construction and steel markets.

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

THE BUILDING OF OUR BUSINESS

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of 41 businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. Since 1979, our current management team has completed and successfully integrated 26 acquisitions. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization and aggressively managing their cost structures to reduce waste and unnecessary expenditures. The following table summarizes select acquisitions since 1990.

Index

Product Line	Year Acquired	Annual Revenues at Acquisition (in millions)	Product Listing at Acquisition
Electrical Products
GE Commercial AC Motors	2004	$144	AC motors for pump, compressor, equipment and commercial HVAC
GE HVAC Motors and Capacitors	2004	442	Full line of motors and capacitors for residential and commercial HVAC systems
LEESON Electric Corporation	2000	175	AC motors (to 350 horsepower) gear reducers, gearmotors and drives
Thomson Technology, Inc.	2000	14	Automatic transfer switches, paralleling switchgear and controls and controls systems
Lincoln Motors	1999	50	AC motors (1/4 to 800 horsepower)
Marathon Electric Manufacturing Corporation	1997	245	AC motors (to 500 horsepower), AC generators (5 kilowatt to 2.5 megawatt), fuse holders, terminal blocks and power blocks
Mechanical Products
Powertrax assets of Vehicular Technologies	2002	3	Differential locking devices for high performance automotive applications
Spiral bevel gear product line of Philadelphia Gear	2001	4	Spiral bevel gears
Velvet Drive Transmissions	1995	27	Marine and industrial transmissions
Hub City, Inc.	1992	44	Gear drives, sub-fractional horsepower gearmotors, mounted bearings and accessories
Opperman Mastergear, Ltd. (U.K., U.S. and Germany)	1991	20	Manual valves actuators and industrial gear drives

SALES, MARKETING AND DISTRIBUTION

We sell our products directly to original equipment manufacturers (“OEMs”), distributors and end-users across many markets. We have multiple business units, with each unit typically having its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. In 2005, across all of our business units, we sold products to a very broad base of original equipment manufacturers and distributors.

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

Index

MARKETS AND COMPETITORS

The worldwide market for electric motors is estimated in excess of $25 billion. The overall domestic market for electric motors is estimated at $9 billion annually, although we estimate the sectors in which we primarily compete, commercial and industrial electric motors and HVAC/refrigeration motors, to be approximately a $5.0 billion segment of the overall domestic market. We believe approximately 60% of all electricity generated in the U.S. runs through electric motors. With the acquisitions of Marathon Electric in 1997, Lincoln Motors in 1999 and LEESON Electric in 2000, we believe we became one of the two largest producers of industrial electric motors in the United States. With our 2004 acquisitions of GE’s commercial AC and HVAC motors businesses, we believe we are among the largest producers of commercial and industrial motors and the largest producer of HVAC motors. In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for our electrical products include Baldor Electric, U.S. Electric Motors (a division of Emerson Electric Co.), Reliance Electric Company (a division of Rockwell International), A. O. Smith Corporation, General Electric Company and Newage (a division of Cummins, Inc). Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

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

During the past several years, niche product market opportunities have become more prevalent due to changing market conditions. Manufacturers, who historically may have made component products for inclusion in their finished goods, have chosen to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In addition, we have capitalized on this competitive climate by making acquisitions and increasing our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to enter new markets in which we had not been involved. In practice, our operating units have sought out specific niche markets concentrating on a wide diversity of customers and applications. We believe that we compete primarily on the basis of quality, price, service and our promptness of delivery. We had one customer, United Technologies Corporation, that accounted for more than 10% of our sales in 2005. There were no customers that accounted for more than 10% of sales in 2004.

PRODUCT DEVELOPMENT AND ENGINEERING

Each of our business segments has its own product development and design teams that continuously enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We have one of the electric motor industry’s most sophisticated product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors and electric generators incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency.

We are continuing to expand our business by developing new, differentiated products in each of our business segments. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs.

Index

As part of our 2004 HVAC motors and capacitors acquisition, we acquired new ECM motor technology. An ECM motor is a brushless DC electric motor with integrated speed control made possible through sophisticated electronic and sensing technology. ECM motors operate at variable speeds with attractive performance characteristics versus competitive variable speed solutions in comfort, energy efficiency, motor life and noise. GE developed the first generation ECM motors over 15 years ago. ECM technology is protected by over 125 patents, and we acquired from GE intellectual property and usage rights relating to ECM technology. ECM motors offer significantly greater temperature and air quality control as well as increased energy efficiency. While we believe that our brands and innovation are important to our continued growth and strong financial results, we do not consider any individual brand or patent, except for the ECM related patents, to be material.

MANUFACTURING AND OPERATIONS

We have developed and acquired global operations in lower cost locations such as Mexico, India, and China that complement our flexible, rapid response operations in the United States, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation that consists of 52 semi-tractors and 100 customized semi-trailers and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances. This gives us a competitive advantage, as we are able to deliver a customer’s product when they want it, where they want it and in the condition they want it.

We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods to an established global network of suppliers. Although we have aggressively pursued global sourcing to reduce our overall costs, we still maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers. We regularly invest in machinery and equipment and other improvements to, and maintenance of, our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability. Base materials for our products consist primarily of: steel in various types and sizes, including bearings and weldments; copper magnet wire; and ferrous and non-ferrous castings. We purchase our raw materials from many suppliers and, with few exceptions, do not rely on any single supplier for any of our base materials.

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

FACILITIES

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, Europe, China and India. Our Electrical segment currently operates 50 manufacturing and service and distribution facilities. The Electrical segment’s present operating facilities contain a total of approximately 3,990,310 square feet of space of which approximately 882,000 square feet are leased. Our Mechanical segment currently operates 19 manufacturing and service and distribution facilities. The Mechanical segment’s present operating facilities contain a total of approximately 1,472,000 square feet of space of which approximately 57,000 square feet are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

BACKLOG

Our business units have historically shipped the majority of their products in the month the order is received. Since total backlog is less than 10% of our annual sales, we believe that backlog is not a reliable indicator of our future sales. As of December 31, 2005, our backlog was $140.4 million, as compared to $104.4 million on December 31, 2004. We believe that virtually all of our backlog is shippable in 2006.

Index

PATENTS, TRADEMARKS AND LICENSES

We own a number of United States patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business other than our ECM patents which relate to a material portion of our sales. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.

EMPLOYEES

As of the close of business on December 31, 2005, the Company employed approximately 11,000 worldwide employees. We consider our employee relations to be very good.

ENVIRONMENTAL MATTERS

We are currently involved with environmental proceedings related to certain of our facilities. Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

EXECUTIVE OFFICERS

The names, ages, and positions of the executive officers of the Company as of March 1, 2006, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Index

Name	Age	Position	Business Experience and PrincipalOccupation
James L. Packard	63	Executive Chairman	Elected Chairman in 1986; Chief Executive Officer 1984 to April 2005; served as President from 1980 to April 2002; joined the Company in 1979.
Henry W. Knueppel	57	Chief Executive Officer
Elected Chief Executive Officer April 2005; served as President from April 2002 to December 2005 and Chief Operating Officer from April 2002 to April 2005; served as Executive Vice President from 1987 to April 2002; joined the Company in 1979.

Mark Gliebe	45	President and Chief Operating Officer
Elected President and Chief Operating Officer in December 2005. Joined the Company in January 2005 as Vice President and President - Electric Motors Group, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

David A. Barta	44	Vice President and Chief Financial Officer
Joined the Company in June 2004 and was elected Vice President, Chief Financial Officer in July 2004. Prior to joining the Company, Mr. Barta served in several financial management positions for Newell Rubbermaid Inc. from 1995 to June 2004, serving most recently as Chief Financial Officer Levolor/Kirsch Division. His prior positions during this time included Vice President - Group Controller Corporate Key Accounts, Vice President - Group Controller Rubbermaid Group and Vice President Investor Relations.

Kenneth F. Kaplan	60	Vice President, Treasurer and Secretary	Joined the Company in September 1996 and served as Vice President, Chief Financial Officer and Secretary until July 2004; has served in his current position since July 2004.
David L. Eisenreich	62	Vice President and President, Power Generation and Mechanical Components	Elected Vice President and President of Motor Technologies Group in 2001; Senior Vice President of Operations at Marathon Electric from 1997 until 2001.

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

Index

ITEM 1A - RISK FACTORS

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results operations could be materially and adversely affected and you may lose all or part of your investment.

Our future success depends on our ability to integrate effectively acquired companies and manage our growth.

On August 30, 2004, we completed the acquisition of GE’s commercial AC motors business. On December 31, 2004, we completed the acquisition of the HVAC motors and capacitors business of GE. With these two acquisitions, we have more than doubled the number of our employees to over 11,000 (with more than 3,600 new employees in Mexico and 1,700 new employees in India, including temporary workers), added five manufacturing operations in the United States, Mexico, India and China, and significantly increased our revenue.

Realization of the benefits of these GE acquisitions requires the integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance and administrative operations and information of the newly acquired businesses. Combined, these GE acquisitions constitute the largest acquisitions we have completed to date and, although GE has agreed to provide various services to us during a transition period, the magnitude of these acquisitions may present significant integration challenges and costs to us. The successful integration of these businesses will require substantial attention from our senior management and the management of the acquired businesses, which may decrease the time that they have to serve and attract customers. In addition, we continue to pursue new acquisitions, some of which could be material to our business if completed. We cannot assure you that we will be able to integrate successfully our recent acquisitions or any future acquisitions, that these acquired companies will operate profitably, or that we will realize the potential benefits from these acquisitions. Our financial condition, results of operations, and cash flows could be materially and adversely affected if we do not successfully integrate the new businesses.

Our dependence on, and the price of, raw materials may adversely affect our profits.

The principal raw materials used to produce our products are copper, aluminum and steel. We source raw materials on a global or regional basis, and the prices of those raw materials are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. If we are unable to pass on raw material price increases to our customers, our future profitability may be materially adversely affected.

In our HVAC motor business, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.

Several significant customers of our HVAC motors business represent a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with these customers. We expect that significant customer concentration will continue for the foreseeable future in our HVAC motor business. Our dependence in the HVAC motor business on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain significant customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our business.

Index

We increasingly manufacture our products outside the United States, which may present additional risks to our business.

As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India and China. Approximately half of our over 11,000 total employees and 10 of our 32 principal manufacturing facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

Cyclicality adversely affects us.

Our business is cyclical and dependent on industrial and consumer spending and is therefore impacted by the strength of the economy generally, interest rates and other factors. Economic factors adversely affecting OEM production and consumer spending could adversely impact us. During periods of expansion in OEM production, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products.

We operate in highly competitive electric motor, power generation and mechanical motion control markets.

The electric motor, power generation and mechanical motion control markets are highly competitive. Some of our competitors are larger and have greater financial and other resources than we do. There can be no assurance that our products will be able to compete successfully with the products of these other companies.

The failure to obtain business with new products or to retain or increase business with redesigned existing or customized products could also adversely affect our business. It may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sale of existing or customized products. We may incur significant expense in preparing to meet anticipated customer requirements, which may not be recovered.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

We have incurred indebtedness that is substantial relative to our shareholders’ investment. Our indebtedness has important consequences. For example, it could:

•	make it difficult for us to fulfill our obligations under our credit and other debt agreements;
•	make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;
•	increase our vulnerability to interest rate changes and general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to finance acquisitions and to fund working capital, capital expenditures, research and development efforts and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our markets; and
•	place us at a competitive disadvantage relative to our competitors that have less debt.

Index

In addition, our credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default under our credit facility occurs, then the lenders could elect to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable, and a cross default could occur under the terms of our senior subordinated convertible notes allowing the trustee or the holders of the notes to declare the principal amount of the notes, together with accrued interest, to be immediately due and payable.

Our sales of products incorporated into HVAC systems are seasonal and affected by the weather; mild or cooler weather could have an adverse effect on our operating performance.

Many of our motors are incorporated into HVAC systems that OEMs sell to end users. The number of installations of new and replacement HVAC systems or components is higher during the spring and summer seasons due to the increased use of air conditioning during warmer months. Mild or cooler weather conditions during the spring and summer season often result in end users deferring the purchase of new or replacement HVAC systems or components. As a result, prolonged periods of mild or cooler weather conditions in the spring or summer season in broad geographical areas could have a negative impact on the demand for our HVAC motors and, therefore, could have an adverse effect on our operating performance. In addition, due to variations in weather conditions from year to year, our operating performance in any single year may not be indicative of our performance in any future year.

We may be adversely impacted by an inability to identify and complete acquisitions.

A substantial portion of our growth in the past five years has come through acquisitions, and an important part of our growth strategy is based upon acquisitions. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. If we are unable to successfully complete acquisitions, our ability to grow our company significantly will be limited.

We are subject to litigation that may adversely affect our business and results of operations.

We are, from time to time, a party to litigation that arises in the normal course of our business operations, including, among other things, contract disputes, product warranty and liability claims, and environmental, asbestos, employment and other litigation matters. Litigation may have an adverse effect on us because of potential adverse outcomes, the costs associated with defending lawsuits, the diversion of our management’s resources and other factors.

Goodwill comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of our common stock.

Index

We may suffer losses as a result of foreign currency fluctuations.

The net assets, net earnings and cash flows from our wholly owned subsidiaries in Mexico and India are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

We may be adversely affected by environmental, health and safety laws and regulations.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. Failure to comply with any environmental regulations could subject us to future liabilities, fines or penalties or the suspension of production. In addition, we are currently involved in some remediation activities at certain sites. If unexpected obligations at these or other sites or more stringent environmental laws are imposed in the future, we could be adversely affected.

Our stock may be subject to significant fluctuations and volatility.

The market price of shares of our common stock may be volatile. Among the factors that could affect our common stock price are those discussed above under “Risks Factors” as well as:

•	quarterly fluctuation in our operating income and earnings per share results;
•	decline in demand for our products;
•	significant strategic actions by our competitors, including new product introductions or technological advances;
•	fluctuations in interest rates;
•	cost increases in energy, raw materials or labor;
•	changes in revenue or earnings estimates or publication of research reports by analysts; and
•	domestic and international economic and political factors unrelated to our performance.

In addition, the stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

The success of the Company is highly dependent on qualified and sufficient staffing. Our failure to attract or retain qualified personnel could lead to a loss of revenue or profitability.

Our success depends, in part, on the efforts and abilities of our senior management team and key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract or retain members of our senior management team and key employees could have a negative effect on our operating results.

The operations and success of the Company can be impacted by natural disasters, terrorism, acts of war, international conflict, political and governmental actions which could harm our business.

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. The Company may also be impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities are located which could disrupt manufacturing and commercial operations.

Index

The Company’s operations are highly dependent on information technology infrastructure and failures could significantly affect our business.

We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

We are in the process of introducing a global Enterprise Resource Planning (ERP) system that will redesign and deploy a common information system over a period of several years. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.

The Company has numerous pension plans and future legislation or regulations intended to reform the funding and reporting of pension benefit plans could adversely affect our operating results and cash flows, as could changes in market conditions that impact the assumptions we use to measure our liabilities under these plans.

Legislators and agencies of the U.S. government have proposed legislation and regulations to amend, restrict or eliminate various features of, and mandate additional funding of, pension benefit plans. If legislation or new regulations are adopted, we may be required to contribute additional cash to these plans, in excess of our current estimates. Market volatility in interest rates, investment returns and other factors could also adversely affect the funded status of our pension plans. Moreover, future changes to the accounting and reporting standards related to pension plans could create significant volatility in our operating results.

The Company is subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current and/or acquired businesses could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, Europe, China and India. Our Electrical segment currently includes 50 manufacturing, service and distribution facilities, of which 14 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 3,990,310 square feet of space of which approximately 882,000 square feet are leased. Our Mechanical segment currently includes 19 manufacturing, service and distribution facilities, of which 6 are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 1,472,000 square feet of space of which approximately 57,000 square feet are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 24,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Index

The following table provides information regarding our principal facilities.

Location	Square Footage	Status	Description of Use
Electrical Segment
Wausau, WI	498,329	Owned	Manufacturing
Juarez, Mexico	335,000	Owned	Manufacturing
Reynosa, Mexico	320,000	Owned	Manufacturing
Springfield, MO	290,000	Owned	Manufacturing
Grafton, WI(1)	230,000	Owned	Manufacturing
Shanghai	226,000	Owned	Manufacturing
Indianapolis, IN	220,832	Leased	Warehouse
Faridabad, India	220,000	Owned	Manufacturing
Lebanon, MO	186,900	Owned	Manufacturing
Lincoln, MO	120,000	Owned	Manufacturing
Lima, OH	107,000	Owned	Manufacturing
Blytheville, AR	107,000	Leased	Manufacturing
West Plains, MO	106,000	Owned	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other (36)	920,249	(2)	(2)
Mechanical Segment
Chicago, IL	282,973	Owned	Manufacturing
Liberty, SC	173,516	Owned	Manufacturing
Aberdeen, SD	164,960	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
New Bedford, MA	116,200	Owned	Manufacturing
All Other (13)	480,664	(3)	(3)
(1) Sold in January of 2006 to a third party. Company is leasing 65,450 square feet for seven years at a lease rate of $350,000 per year.
(2) Less significant manufacturing, service and distribution and engineering facilities located in the United States, Canada, Europe, and Asia: Electrical leased square footage 554,139.
(3) Mechanical leased 56,692.

ITEM 3 - LEGAL PROCEEDINGS

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

Index

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of December 31, 2005, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves as of December 31, 2005 are immaterial.

From time to time, the Company, in the normal course of business, is involved in various claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

Index

PART II

ITEM 5 -	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “RBC.” Prior to January 21, 2005, the Company’s stock was traded on the American Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2004 through December 31, 2005. The Company submitted its Section 303A.12(a) CEO Certification to the NYSE on January 21, 2005.

	2005			2004
	Price Range			Price Range
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$32.08	$27.69	$.12	$23.20	$19.41	$.12
2nd Quarter	29.41	25.25	.12	22.22	19.14	.12
3rd Quarter	33.70	28.15	.13	24.33	20.40	.12
4th Quarter	38.94	30.30	.13	29.38	23.13	.12

The Company has paid 182 consecutive quarterly dividends through January 2006. The number of registered holders of Common Stock as of December 31, 2005 was 742.

The Board of Directors approved, in 2000, a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. In April 2004, in association with the Company’s convertible subordinated debt offering, the Company repurchased 614,200 shares of its stock at a price of $20.35. From April 2004 through December 31, 2005, the Company has repurchased 774,100 shares at an average purchase price of $19.67 per share under this program. There were no repurchases during the year ended December 31, 2005.

GE sold 4,559,048 shares issued to it as part of the consideration for our December 2004 acquisition of the HVAC motor and capacitor business during the Company’s secondary offering which closed August 10, 2005. REGAL-BELOIT also issued 1,530,321 primary shares as part of the August 2005 offering.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company's equity compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

The selected statement of income data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data) Year Ended December 31
	2005	2004	2003	2002	2001
Net Sales	$1,428,707	$756,557	$619,098	$605,292	$663,571
Income from Operations	134,572	55,162	47,226	47,227	56,060
Net Income	69,557	30,435	25,206	24,518	19,590
Total Assets	1,342,554	1,352,052	734,445	733,988	746,599
Long-term Debt	386,332	547,350	195,677	222,812	345,667
Shareholders’ Investment	647,996	538,179	398,704	381,423	280,150
Per Share of Common Stock:
Earnings Per Share	2.34	1.24	1.01	1.01	.94
Earnings Per Share - Assuming
Dilution	2.25	1.22	1.00	1.01	.93
Cash Dividends Declared	.51	.48	.48	.48	.48
Shareholders’ Investment	21.84	21.87	15.93	15.24	13.42
Basic Average Shares Outstanding	29,675	24,603	25,030	24,187	20,869
Diluted Average Shares Outstanding	30,879	24,904	25,246	24,310	21,124

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

REGAL-BELOIT CORPORATION seeks to deliver strong, consistent business results and superior shareholder returns by providing value added products to our customers who serve the commercial, industrial, and residential markets.

To this end, we are focused on two product segments: Electrical and Mechanical. Within these segments, we follow a closely defined business strategy to develop and increase market leadership positions in key product categories and improve financial performance. On an ongoing basis, we focus on a variety of key indicators to monitor business performance. These indicators include organic and total sales growth (including volume and price components), market share, gross profit margin, operating profit, net income and earnings per share, and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as our corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

To achieve our financial objectives, we are focused on initiatives to drive and fund growth. We seek to capture significant opportunities for growth by identifying and meeting customer needs within our core categories and identifying category expansion opportunities. These product needs are met through extensive product research and development efforts as well as through a disciplined acquisition strategy. Growth opportunities are emphasized that offer stronger market growth potential as a result of geographic based expansion or industry expansion. The investments needed to fund our growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. We also prioritize investments toward higher return on capital businesses.

Net Sales in 2005 increased, including the impact of the GE Commercial AC and HVAC motor acquisitions in 2004, 89% to $1.429 billion. Net income rose 128.5% to $69.6 million.

Given the continued competitive marketplace and high raw material and energy costs, we anticipate that the near-term operating environment will remain challenging. However, we anticipate that the impact of new products, favorable federal energy legislation, and the impact of our Lean Six Sigma program will provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

Index

RESULTS OF OPERATIONS

2005 versus 2004

Net Sales

Worldwide sales were $1.429 billion in 2005. Sales increased 89% from the $756.6 million reported for 2004. The 2004 acquisitions of the Commercial AC motor and HVAC motor and capacitor businesses from General Electric Company (GE) accounted for $615.0 million of the increase. Also impacting sales was the divestiture of the Illinois Gear business that was sold by the Company in May of 2005. The sale of this business decreased sales by approximately $5.0 million for 2005.

Sales in the Electrical segment were $1.228 billion, up 120% from 2004, including the $615.0 million from the businesses acquired from GE. Excluding the sales from the acquired businesses, sales increased 10%. Sales for the HVAC motor business were positively impacted by the convergence of several factors including hotter than normal weather and the increase in HVAC system inventory levels in the OEM and distributor channels in anticipation of the government legislated SEER 13 efficiency requirement which was effective on January 23, 2006. We estimate that this industry-wide volume increase favorably impacted our sales by approximately $30 million in the fourth quarter of 2005. We also saw strength in sales of commercial and industrial motors that have benefited from overall economic strength.

Sales in the Mechanical segment grew 1% to $201.0 million. Sales in this segment were reduced approximately $5.0 million as a result of the sale of the Illinois Gear business in May of 2005. Individual division results varied significantly with several divisions benefiting from the continued strength of the industrial economy.

Gross Profit

Our gross profit margin was 21.8% in 2005 as compared to 22.1% in 2004. The reduction in gross profit during 2005 resulted primarily from increases in raw material costs, particularly copper. The price of copper increased from approximately $1.40 per pound at the end of 2004 to over $2.00 per pound at the end of 2005. The increase in material costs was only partially offset by price increases implemented in all of our channels and the benefits from productivity and Lean Six Sigma projects. The gross profit margin for the Electrical segment reflected these impacts and decreased to 21.4% from 21.7% in 2004. Mechanical segment gross profit margin increased from 23.2% in 2004 to 23.7% primarily as a result of net benefits from plant consolidations and productivity projects.

Operating Expenses

Operating expenses as a percentage of sales were 12.3% in 2005 as compared to 14.8% in 2004. The decrease in operating expense as a percent of sales results from leveraging of fixed costs on the higher sales levels. Additionally, the HVAC and CAC businesses operate with a lower operating expense structure due, in part, to the concentration of sales with their large OEM customer base. Electrical segment operating expenses decreased to 11.8% of sales from 15.3% of sales in 2004 as a result of these factors. Mechanical operating expenses as a percent of sales increased from 15.0% in 2004 to 15.6% in 2005.

Income from Operations (Operating Profit)

In 2005, operating profit increased 143.8% to $134.6 million from the $55.2 million reported in 2004. As a percent of sales, operating profit increased to 9.4% of sales for 2005 from 7.3% in 2004. Electrical segment income from operations increased 200.8% in 2005 to $118.5 million from $39.4 million in 2004, and operating income margin increased to 9.7% in 2005 from 7.1% in 2004. The contributions from the 2004 acquisitions of GE’s HVAC and CAC businesses, price increases, favorable volume impacts, and the operating expense fixed cost leveraging and productivity were the main drivers of the improved performance. Electrical Segment operating profit was negatively impacted by increases in raw material costs, particularly copper and aluminum. Mechanical segment income from operations increased 1.9% to $16.0 million in 2005 from $15.7 million in 2004. The Mechanical segment operating income margin for 2005 improved to 8.0% from 7.9% in 2004. The results of the Mechanical segment reflect the positive impacts of increased volume and price increases, partially offset by increases in raw material costs and the non-repeat of the 2004 sale of property located in the United Kingdom ($1.5 million pretax).

Index

Interest Expense, Net

Interest expense, net was $21.6 million in 2005 compared with $6.6 million in 2004. Higher interest rates and higher average debt levels, due primarily to debt incurred as a result of the HVAC and CAC acquisitions, have resulted in increased interest expense in 2005. The average interest rate paid under the Company’s revolving credit facility was 4.7% in 2005 and 2.7% in 2004. The average balance outstanding under the Facility in 2005 was $395,969,000 and in 2004 was $150,596,000.

Income Taxes

The effective income tax rate for 2005 was 35.3% compared with 32.4% in 2004. The increase to the effective rate was primarily due to the one-time realization of benefits in 2004 for the resolution of tax audits. The 2005 effective rate reflected a benefit of approximately .5% attributable to the Domestic Production Activities Deduction that was incorporated in the American Jobs Creation Act of 2004. (See also Note 9 to Notes to Consolidated Financial Statements.)

Net Income

Net income was $69.6 million in 2005 or $2.25 per share on a diluted basis compared with $30.4 million in 2004 or $1.22 per share.

2004 versus 2003

Net Sales

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

Gross Profit

Our gross profit was $167.1 million, an increase of 13.8% over the $146.8 million reported in 2003. As a percent of sales, gross profit was 22.1% as compared to 23.7% in 2003. The increase in raw material costs drove this decrease, as price increases and our implemented productivity actions only partially offset the increased costs.

Index

Operating Expenses

Our operating expenses in 2004 were $111.9 million, 12.4% above $99.5 million in 2003. The increase was primarily driven by the sales and distribution costs driven by the sales volume increase. Operating expenses as a percentage of sales decreased to 14.8% in 2004 from 16.1% in 2003, reflecting fixed cost leverage and productivity.

Income from Operations (Operating Profit)

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

Interest Expense, Net

Our net interest expense in 2004 was $6.6 million, which was an increase of 3.5% over the $6.4 million in 2003. This increase was due to a slightly increased balance of average debt outstanding. The average interest rate we paid on outstanding debt in 2004 was 2.7% which was unchanged from the 2.7% average in 2003.

Income Taxes

Our effective tax rate on income before taxes decreased to 32.4% in 2004 from 36.2% in 2003, including tax effects of the minority interest. This decrease was due primarily to the impact of the favorable resolution of several tax matters recorded in the fourth quarter ($1.4 million) and the favorable tax treatment of the third quarter gain on the sale of property located in the U.K ($.5 million).

Net Income

Our 2004 net income of $30.4 million improved 20.7% from the $25.2 million in 2003. Net income as a percentage of sales was 4.0% versus 4.1% in 2003. Basic earnings per share was $1.24 in 2004, a 22.8% increase from $1.01 in 2003. Fully diluted earnings per share was $1.22, a 22.0% increase from $1.00 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $268.5 million at December 31, 2005, a decrease of 4.0% from $279.7 million at year-end 2004. The $11.2 million decrease was due primarily to a $28.4 million reduction in inventories and a $23.5 million reduction in accounts payable during 2005, partially offset by a $25.0 million increase in short-term commercial paper borrowings initiated in December 2005. The inventory decrease reflected improved turnover and shipments above expectations in the fourth quarter of 2005. The accounts payable reduction was due primarily to one-time payments to GE in 2005 of payables acquired as a part of the 2004 acquisitions and included in the December 31, 2004 accounts payable balance. Additionally, theses accounts were impacted by the Final GE Purchase Price Settlement and Final Purchase Accounting Allocations. Our current ratio, the ratio of our current assets to current liabilities, at December 31, 2005 decreased to 2.2:1 from 2.4:1 from the previous year-end.

Index

Cash flow provided by operating activities (“operating cash flow”) was $112.2 million in 2005, a 193.7% increase from 2004. Increased net income of $39.1 million and a $44.9 million increase in cash flow generated from inventory changes (a $16.5 million use of cash in 2004 versus a $28.4 million of cash provided in 2005) were the major factors in the operating cash flow improvement in 2005. Cash flow used in investing activities was $11.8 million in 2005, a fraction of the $338.5 million in 2004. The large decrease was due to the $327.9 million of cash invested in our 2004 acquisitions from GE, of which $12.0 million was repaid to the Company in 2005 as a result of the Final GE Purchase Price Settlement. Capital spending increased to $28.3 million in 2005 from $16.3 million a year earlier. In 2005, we received $9.9 million from sales of surplus assets, primarily vacant facilities. Such sales were up from $5.9 million in 2004. Our commitments for property, plant and equipment as of December 31, 2005 were approximately $9.8 million. We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2006.

Cash flow used in financing activities was $98.1 million in 2005 following $322.4 million provided from financing activities in 2004. Our strong operating cash flow coupled with net proceeds from our stock offering in August 2005 enabled us to reduce our total debt outstanding by 24.8% to $412.0 million at December 31, 2005 from $547.6 million at year-end 2004, a reduction of $135.6 million. We received $43.7 million of net proceeds from the sale of 1,530,321 primary shares of common stock issued by the Company. Additionally, we received $9.3 million from GE’s net proceeds from the sale in the same August offering of all 4,559,048 shares GE received from us on December 31, 2004 as part of the acquisition purchase price of GE’s HVAC motors and capacitors business. The $9.3 million was paid by GE to us under a shareholder agreement between GE and the Company filed with our Current Report on Form 8-K dated January 6, 2005. We paid $14.7 million in dividends to shareholders in 2005, with our quarterly dividend increasing from $.12 to $.13 per share starting with the July 2005 dividend payment. In December 2005, we initiated short-term borrowings through a $35.0 million unsecured commercial paper facility with one of our banks. In December 2005, we commenced the short-term borrowings with $25.0 million of commercial paper, all of which was outstanding at December 31, 2005, and repaid a like amount of debt outstanding under the Facility described below. (See also Note 5 of Notes to Consolidated Financial Statements.)

Our primary financing source is our $475 million long-term unsecured revolving credit facility (the “Facility”) that terminates on May 5, 2009. The Company has the option to increase the Facility up to $550 million subject to achievement of certain approvals and covenants. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these ratios and tests as of December 31, 2005. The tests consist of a minimum interest coverage ratio of 3.75 to 1, a maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of 4.00 to 1 and a maximum senior funded debt to EBITDA ratio of 3.00 to 1, both of which reduce to 3.75 to 1 and to 2.75 to 1, respectively, at December 31, 2006, and a minimum net worth consisting of the sum of $435 million plus 50% of net income for each quarter ending on or after March 31, 2005 plus 75% of the net proceeds of all issuances of equity securities by the Company. At year-end 2005, we had $175.8 million of available borrowing capacity. We believe we will satisfy the Facility’s financial ratios and tests for the foreseeable future. We further believe that the combination of our operating cash flow and borrowing availability under the Facility will provide sufficient cash flow to finance our existing operations for the foreseeable future. (See also Note 5 of Notes to Consolidated Financial Statements.)

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At December 31, 2005, we had $141.5 million of fixed rate debt and $270.5 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 31, 2005 would result in a change in after-tax annualized earnings of approximately $700,000.

Index

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following is a summary of the Company’s contractual obligations and payments due by period as of December 31, 2005 (in thousands):

Payments due by Period	Debt Including Estimated* Interest Payments	Operating Leases	Purchase and Other Obligations	Total Contractual Obligations

Less than 1 Year	$40,738	$6,170	$77,198	$124,106
1 - 3 Years	31,475	10,139	4,840	46,454
3 - 5 Years	380,371	3,989	3,578	387,938
More than 5 Years	3,450	3,234	6,757	13,441
Total	$456,034	$23,532	$92,373	$571,939

*Variable rate debt based on December 31, 2005 rates.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At December 31, 2005, the Company had outstanding standby letters of credit totaling $6,902,000, $52,000 of which expires in 2007; the balance expires in 2006. We had no other material commercial commitments.

The Company did not have any variable interest entities as of December 31, 2005. Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

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

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment at least annually and with any resulting adjustment charged to the results of operations. Amortization is recorded for intangible assets with definite lives. (See Note 3, “Goodwill and Other Intangibles” of Notes to Consolidated Financial Statements.)

Retirement Plans

Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our domestic defined benefit plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases. Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year. Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.75% and the discount rate at 5.75% for our defined benefit plans as of December 31, 2005. (See also Note 7 of Notes to Consolidated Financial Statements).

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

Index

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to expense the value of employee stock options and similar awards. This Statement is a revision of FASB Statement No. 123(R), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The incremental share-based compensation expense under SFAS 123(R) is estimated to be in the range of $.05 to $.10 per share in 2006, including options granted in January of 2006. The ultimate impact of adopting SFAS 123(R) on 2006’s results of operations and financial position will depend upon many factors including the level of stock-based compensation granted in 2006, the fair value of those options which will be determined at the date of grant, the related tax benefits recorded and the diluted shares outstanding. The Company has adopted the provisions of the new standard using the modified prospective method and using the Black-Scholes option pricing model effective January 1, 2006.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Index

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At December 31, 2005, we had $141.5 million of fixed rate debt and $270.5 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 31, 2005, would result in a change in after-tax annualized earnings of approximately $700,000.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing copper, aluminum and natural gas commodity prices. Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency hedging contracts to manage our exposure on the transactions denominated in currencies other than the applicable functional currency. Due to our two acquisitions in August and December 2004, in 2005 we significantly increased our manufacturing operations outside the United States. In the first half of 2005, we began to enter into contracts to hedge foreign-currency denominated forecasted transactions. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes.

All hedges are recorded on the balance sheet at fair value and are treated as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of the hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact due to ineffectiveness was immaterial for the years ended December 31, 2005, 2004 and 2003.

In 2005, $4.2 million, of net increased hedge value was recorded in AOCI. At December 31, 2005, we had a balance of $2.4 million in current assets related to unamortized cash flow hedges and a net after tax gain of $4.8 million in AOCI, representing the deferred gains on cash flow hedges. Of the total current assets and AOCI values, $1.4 and $1.1 million, respectively, related to currency hedges, with the balance of $1.0 million and $3.7 million, respectively, relating to commodity hedges.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	(In Thousands, Except Per Share Data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Net Sales	$337,823	$163,084	$368,768	$177,652	$345,894	$193,888	$376,222	$221,933
Gross Profit	68,444	38,187	79,800	40,841	76,598	42,944	85,922	45,088
Income from Operations	25,865	12,444	35,811	14,174	34,608	15,591	38,290	12,953
Net Income	12,286	6,860	18,445	7,629	18,517	8,927	20,309	7,019
Earnings Per Share	.42	.27	.63	.31	.62	.37	.66	.29
Earnings Per Share - Assuming Dilution	.41	.27	.62	.31	.59	.36	.63	.28
Average Number of Shares Outstanding	29,034	25,042	29,065	24,450	29,913	24,456	30,644	24,463
Average Number of Shares - Assuming
Dilution	30,244	25,278	29,720	24,677	31,234	24,725	32,317	24,937

Index

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of REGAL-BELOIT CORPORATION (the “Company”) is responsible for the accuracy and internal consistency of the preparation consolidated financial statements and footnotes contained in this annual report.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. REGAL-BELOIT CORPORATION operates under a system of internal accounting controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. The internal accounting control system is evaluated for effectiveness by management and is tested, monitored and revised as necessary. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, Deloitte & Touche LLP, have audited the financial statements prepared by the management of REGAL-BELOIT CORPORATION and management’s assessment of internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of REGAL-BELOIT CORPORATION:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 7, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 7, 2006

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of REGAL-BELOIT CORPORATION:

We have audited the accompanying consolidated balance sheets of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REGAL-BELOIT CORPORATION and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 7, 2006

Index
REGAL-BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	December 31
	2005	2004
Current Assets:
Cash and Cash Equivalents	$32,747	$31,275
Receivables, less Allowances for Doubtful Accounts
of $2,653 in 2005 and $2,376 in 2004	197,118	176,941
Inventories	224,316	246,816
Prepaid Expenses and Other Current Assets	16,121	13,394
Future Income Tax Benefits	16,978	6,493
Total Current Assets	487,280	474,919
Property, Plant and Equipment:
Land and Improvements	18,624	19,026
Buildings and Improvements	100,036	104,460
Machinery and Equipment	336,171	335,307
Property, Plant and Equipment, at Cost	454,831	458,793
Less - Accumulated Depreciation	(210,502)	(205,120)
Net Property, Plant and Equipment	244,329	253,673

Goodwill	546,168	544,440
Purchased Intangible Assets, Net of Amortization	45,674	52,058
Other Noncurrent Assets	19,103	26,962
Total Assets	$1,342,554	$1,352,052

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$82,513	$106,374
Commercial Paper Borrowings	25,000	--
Dividends Payable	3,985	3,483
Accrued Compensation and Employee Benefits	41,127	30,256
Other Accrued Expenses	46,559	44,094
Income Taxes Payable	18,923	10,731
Current Maturities of Long-Term Debt	684	271
Total Current Liabilities	218,791	195,209

Long-Term Debt	386,332	547,350
Deferred Income Taxes	59,993	48,663
Other Noncurrent Liabilities	18,394	17,359
Minority Interest in Consolidated Subsidiaries	11,048	5,292

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized,
31,429,736 issued in 2005 and 29,798,188 issued in 2004	315	298
Additional Paid-In Capital	316,426	263,790
Less-Treasury Stock, at cost, 774,100 shares in 2005 and 2004	(15,228)	(15,228)
Retained Earnings	343,161	288,837
Unearned Compensation	(657)	(224)
Accumulated Other Comprehensive Income	3,979	706
Total Shareholders’ Investment	647,996	538,179
Total Liabilities and Shareholders’ Investment	$1,342,554	$1,352,052

See accompanying Notes to Consolidated Financial Statements.

Index

REGAL-BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)

	For the Year Ended December 31
	2005	2004	2003
Net Sales	$1,428,707	$756,557	$619,098

Cost of Sales	1,117,943	589,497	472,343

Gross Profit	310,764	167,060	146,755

Operating Expenses	176,192	111,898	99,529

Income From Operations	134,572	55,162	47,226

Interest Expense	22,090	6,787	6,462

Interest Income	442	183	79

Income Before Taxes & Minority Interest	112,924	48,558	40,843

Provision For Income Taxes	39,829	15,728	14,792

Income Before Minority Interest	73,095	32,830	26,051

Minority Interest in Income, Net of Tax	3,538	2,395	845

Net Income	$69,557	$30,435	$25,206

Per Share of Common Stock:

Earnings Per Share - Basic	$2.34	$1.24	$1.01

Earnings Per Share - Assuming Dilution	$2.25	$1.22	$1.00

Average Number of Shares Outstanding-Basic	29,675,206	24,602,868	25,029,942

Average Number of Shares Outstanding - Assuming Dilution	30,878,981	24,904,287	25,246,088

See Accompanying Notes to Consolidated Financial Statements.

Index

REGAL-BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In Thousands of Dollars, Except Per Share Data)

	Compre-hensive Income	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2002		$250	$132,167	$(2,727)	$257,570	$--	$(5,837)	$381,423
Net Income	$25,206	--	--	--	25,206	--	--	25,206
Dividends Declared ($.48 Per Share)		--	--	--	(12,016)	--	--	(12,016)
Translation Adjustments	4,111	--	--	--	--	--	4,111	4,111
Change in Fair Value of Hedging
Activities, Net of Tax	160	--	--	--	--	--	160	160
Hedging Activities Reclassified into
Earnings from Other Comprehensive
Income	---	--	--	--	--	--	--	--
Additional Pension Liability, Net of Tax	(326)	--	--	--	--	--	(326)	(326)
Comprehensive Income	$29,151
Stock Options Exercised		--	146	--	--	--	--	146
Balance, December 31, 2003		250	132,313	(2,727)	270,760	--	(1,892)	398,704
Net Income	$30,435	--	--	--	30,435	--	--	30,435
Dividends Declared ($.48 Per Share)		--	--	--	(12,358)	--	--	(12,358)
Translation Adjustments	2,903	--	--	--	--	--	2,903	2,903
Change in Fair Value of Hedging
Activities, Net of Tax	864	--	--	--	--	--	864	864
Hedging Activities Reclassified into
Earnings from Other Comprehensive
Income	(511)	--	--	--	--	--	(511)	(511)
Additional Pension Liability, Net of Tax	(658)	--	--	--	--	--	(658)	(658)
Comprehensive Income	$33,033
Unearned Compensation, Net of
Amortization		--	288	--	--	(224)	--	64
Stock Issued for Acquisition		46	130,343	--	--	--	--	130,389
Common Stock Repurchased		--	--	(12,501)	--	--	--	(12,501)
Stock Options Exercised		2	846	--	--	--	--	848
Balance, December 31, 2004		298	263,790	(15,228)	288,837	(224)	706	538,179
Net Income	$69,557	--	--	--	69,557	--	--	69,557
Dividends Declared ($.51 Per Share)		--	--	--	(15,233)	--	--	(15,233)
Translation Adjustments	(629)	--	--	--	--	--	(629)	(629)
Change in Fair Value Hedging Activities,
Net of Tax	9,625	--	--	--	--	--	9,625	9,625
Hedging Activities Reclassified into
Earnings from Other Comprehensive
Income	(5,382)	--	--	--	--	--	(5,382)	(5,382)
Additional Pension Liability, Net of Tax	(341)	--	--	--	--	--	(341)	(341)
Comprehensive Income	$72,830							0
Stock Options Exercised, Including
Income Tax Benefit		2	2,334	--	--	--	--	2,334
Unearned Compensation, Net of
Amortization		--	891	--	--	(433)	--	458
Stock Proceeds from Shares Sold by GE
in Stock Offering, Net of Tax		--	5,887	--	--	--	--	5,887
Shares issued in Stock Offering		15	43,524	--	--	--	--	43,539
Balance, December 31, 2005		$315	$316,426	(15,228)	$343,161	$(657)	$3,979	$647,996

See Accompanying Notes to Consolidated Financial Statements.

Index

REGAL-BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	For the Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,557	$30,435	$25,206
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	31,175	21,061	21,014
Amortization	6,452	552	--
(Benefit of) Provision for Deferred Income Taxes	(811)	1,089	2,377
Minority Interest in Earnings of Subsidiaries	3,538	2,395	845
Gain on Sales of Property, Plant, and Equipment	(507)	(2,380)	--
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	(19,222)	(28,813)	(4,582)
Inventories	28,355	(16,481)	6,483
Accounts Payable	(23,467)	14,483	2,915
Current Liabilities and Other	17,141	15,823	4,707
Net Cash Provided from Operating Activities	112,211	38,164	58,965

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(28,261)	(16,281)	(17,965)
Business Acquisitions, Net of Cash Acquired	6,561	(327,851)	(717)
Sale of Property, Plant and Equipment	9,907	5,929	259
Other	-	(306)	1,833
Net Cash Used in Investing Activities	(11,793)	(338,509)	(16,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Offerings	53,026	--	--
Proceeds from Long-Term Debt	-	116,319	--
Payments of Long-Term Debt	(1,285)	-	(165)
Proceeds from Commercial Paper Borrowings	25,000	--	--
Net Borrowings (Repayments) Under Revolving Credit Facility	(159,400)	235,500	(27,000)
Repurchase of Common Stock	-	(12,501)	--
Stock Issued Under Option Plans	1,956	848	146
Financing Fees Paid	(1,374)	(5,851)	--
Distributions to Minority Partners	(1,315)	-	-
Dividends Paid to Shareholders	(14,730)	(11,879)	(12,014)
Net Cash (Used in) Provided from Financing Activities	(98,122)	322,436	(39,033)

EFFECT OF EXCHANGE RATE ON CASH:	(824)	84	167

Net Increase in Cash and Cash Equivalents	1,472	22,175	3,509
Cash and Cash Equivalents at Beginning of Year	31,275	9,100	5,591
Cash and Cash Equivalents at End of Year	$32,747	$31,275	$9,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$21,378	$5,981	$6,355
Income Taxes	36,670	8,847	3,585
Non-Cash Investing: Issuance of Common Stock in Connection
With Acquisition	-	$130,389	--

See accompanying Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2005

(1)	NATURE OF OPERATIONS

REGAL-BELOIT CORPORATION (the “Company”) is a United States-based multinational corporation. The Company reports in two segments, the Electrical Segment, with its principal line of business in electric motors and power generation products and the Mechanical Segment, with its principal line of business in mechanical products which control motion and torque. The principal markets for the Company’s products and technologies are within the United States.

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

Receivables

Receivables are stated at estimated net realizable value. Receivables are comprised of balances due from customers and other non-trade receivables such as value added tax, employee advances, deposits with vendors and other receivables, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Index

Inventories

The approximate percentage distribution between major classes of inventory is as follows:

	December 31,
	2005	2004
Raw Material	13%	13%
Work in Process	25%	25%
Finished Goods and Purchased Parts	62%	62%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 86% of the Company's inventory at December 31, 2005 and 87% in 2004, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $23,995,000 and $17,971,000 as of December 31, 2005 and 2004, respectively. Material, labor and factory overhead costs are included in the inventories.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 10 to 45 years for buildings and improvements, and 3 to 15 years for machinery and equipment. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The Company had approximately $5.0 of assets held for sale and classified as a component of prepaid expenses and other currents assets at December 31, 2005 related to the Company’s Grafton, Wisconsin facility which was sold in January 2006. The gain on the sale was immaterial.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment at least annually with any resulting adjustment charged to the results of operations. Amortization is recorded for intangible assets with definite lives.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company has adopted the provisions of the new standard using the modified prospective method and using the Black-Scholes option pricing model effective January 1, 2006. The incremental share-based compensation expense under SFAS 123(R) is estimated to be in the range of $.05 to $.10 per share in 2006, including the impact of options granted in January of 2006. The ultimate impact of adopting SFAS 123(R) on 2006’s results of operations and financial position will depend upon many factors including the level of stock-based compensation granted in 2006, the fair value of those options which will be determined at the date of grant, the related tax benefits recorded and the diluted shares outstanding.

Index

Prior to 2006, the Company followed the accounting provisions of APB No. 25 in accounting for its stock option plans. The Company granted stock options at a price equal to the fair value of the Company’s common stock at the date of grant and, accordingly, no compensation cost was recognized. The following table is a reconciliation of the Company’s net income and earnings per share to proforma net income and proforma earnings per share for the years ended December 31.

	(In Thousands, Except Per Share Data)
	2005	2004	2003
Net Income:
As Reported	$69,557	$30,435	$25,206
Add: Total stock-based employee compensation expense
included in net income, net of related tax effects	362	117	69
Deduct: Total stock-based employee compensation expense,
net of related tax effects	(1,690)	(839)	(497)
Pro Forma	$68,229	$29,713	$24,778
Earnings Per Share:
As Reported	$2.34	$1.24	$1.01
Pro Forma	$2.29	$1.21	$.99
Earnings Per Share - Assuming Dilution:
As Reported	$2.25	$1.22	$1.00
Pro Forma	$2.22	$1.19	$.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 4.0% and 3.5%; expected dividend yield of 1.7%, 2.25% and 2.5%; expected option lives of 7.0 for all years; expected volatility of 28%, 35% and 37%.

Under the 2003 Equity Incentive Plan, the Company may issue grants of restricted stock. The value of the grant is amortized as compensation expense over the vesting period on a straight-line basis. The unamortized balance is reflected as a component of shareholder’s investment.

Earnings per Share (EPS)

Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price at December 31 have been excluded from the calculation of effect of dilutive securities shown below. The amount of these shares was -0-, 62,850 and 714,650 for 2005, 2004 and 2003, respectively. The following table reconciles the basic and diluted shares used in the per share calculations:

	December 31
	2005	2004	2003
Denominator for basic EPS	29,675,206	24,602,868	25,029,942
Effect on dilutive securities	1,203,775	301,419	216,146
Denominator for diluted EPS	30,878,981	24,904,287	25,246,088

Index

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

Accumulated Other Comprehensive Income (Loss)

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and minimum pension liability adjustments are included in shareholder’s investment under accumulated other comprehensive income (loss). The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	2005	2004
Additional pension liability, net of tax	$(6,434)	$(6,093)
Translation adjustments	5,657	6,286
Hedging activities, net of tax	4,756	513
Total	$3,979	$706

Derivative Instruments

SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net earnings or accumulated other comprehensive income (loss).

The Company has entered into certain commodity forward contracts in connection with the management of its exposure to fluctuations in certain raw material commodity pricing. These derivative instruments have been designated as cash flow hedges. The entire value of these hedges at December 31, 2005, which is shown above in Accumulated Other Comprehensive Income ("AOCI"), is expected to be realized in 2006.

Index

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

Life Insurance Policies

The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $12,065,000 at December 31, 2005 and $11,008,000 at December 31, 2004. The cash surrender value, net of policy loans, is $1,605,000 and $3,315,000 at December 31, 2005 and 2004, respectively, and is included as a component of Other Noncurrent Assets.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation. The reclassifications did not impact the Company’s net income or net income per share.

Fair Values

The fair values of cash equivalents, receivables, inventories, accounts payable, commercial paper borrowings and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates or dealer quotes and the fair value of derivative instruments is determined based on dealer quotes.

(3) GOODWILL AND OTHER INTANGIBLES

SFAS No. 142, “Goodwill and Other Intangible Assets,” establishes financial accounting and reporting for acquired goodwill and other intangible assets. The Company reports in two segments, the Electrical segment and the Mechanical segment. The Company has elected to perform its annual test for impairment during the fourth quarter. The Company utilizes a discounted cash flow model to estimate the fair value of the reporting units. The Company performed its most recent analysis as of November 30, 2005, and based upon reasonable assumptions of cash flows and cost of capital, concluded that there continues to be no impairment of goodwill. The Company believes that all of the Goodwill recorded as a result of the 2004 and 2005 acquisitions is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated:

	Electrical Segment	Mechanical Segment	Total Company
Balance, December 31, 2003	$310,686	$530	$311,216
Acquisitions	233,224	--	233,224
Balance, December 31, 2004	543,910	530	544,440
CMT Acquisition	855	--	855
Final GE Purchase Price Settlement	(12,032)	--	(12,032)
Final Purchase Accounting Allocations	12,905	--	12,905
Balance, December 31, 2005	$545,638	$530	$546,168

Index

The “Final GE Purchase Price Settlement” represents cash received in 2005 related to working capital and other contractual adjustments agreed to by the parties to adjust the purchase price for the differential between the preliminary net asset statement and the final net asset statement.

The “Final Purchase Accounting Allocation” represents the Company’s final valuation adjustments related to acquired assets. These adjustments related primarily to the valuation of inventories.

The following intangible assets were recorded as a result of the 2004 acquisitions described in Note 10. The amounts allocated to intangible assets were determined by independent appraisals. Also see Note 10 for the useful lives of the intangible assets shown below.

Summary of Intangible Assets with Definite Lives
($ thousands)
	December 31, 2005
Asset Description	Gross Value	Accumulated Amortization	Net
Non-Compete Agreements	$2,440	$520	$1,920
Trademarks	4,960	1,760	3,200
Patents	15,410	1,565	13,845
Engineering Drawings	1,200	127	1,073
Customer Relationships	28,600	2,964	25,636
Total	$52,610	$6,936	$45,674

	December 31, 2004
Asset Description	Gross Value	Accumulated Amortization	Net
Non-Compete Agreements	$2,440	$33	$2,407
Trademarks	4,960	386	4,574
Patents	15,410	23	15,387
Engineering Drawings	1,200	7	1,193
Customer Relationships	28,600	103	28,497
Total	$52,610	$552	$52,058

Estimated Future Amortization

2006	2007	2008	2009	2010	Thereafter
$ 6,384,000	$ 6,380,000	$ 5,238,000	$ 5,205,000	$ 4,522,000	$ 17,945,000

(4) LEASES AND RENTAL COMMITMENTS

Rental expenses charged to operations amounted to $8,114,000 in 2005, $6,568,000 in 2004 and $7,097,000 in 2003. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Thousands of Dollars)
2006	$6,170
2007	5,454
2008	4,685
2009	2,297
2010	1,692
Thereafter	4,041

Index

(5) DEBT AND BANK CREDIT FACILITIES

Long-term debt consists of the following:

	(In Thousands of Dollars) December 31
	2005	2004
Revolving Credit Facility	$267,100	$426,500
Convertible Senior Subordinated Debt	115,000	115,000
Other	4,916	6,121
	387,016	547,621
Less: Current maturities	684	271
Non-current portion	$386,332	$547,350

The Company maintained at December 31, 2005, a $475,000,000 unsecured revolving credit facility which terminates May 5, 2009 (the “Facility”). The Company has the right to increase the facility up to $550 million, subject to achievement of certain approvals and covenants. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary with LIBOR. The Company also pays a commitment fee on the unused amount of the $475,000,000 maximum credit limit, which fee rate also varies with the debt to EBITDA ratio. The Facility includes various financial covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. Those tests consist of a minimum interest coverage ratio of 3.75 to 1, a maximum funded debt to EBITDA ratio of 4.00 to 1 decreasing to 3.75:1 at December 31, 2006, a maximum senior funded debt to EBITDA ratio of 3.00 to 1 decreasing to 2.75:1 at December 31, 2006, and a minimum net worth consisting of the sum of $435.0 million plus 50% of net income for each quarter ending on or after March 31, 2005 plus 75% of the net proceeds of all issuances of equity securities by the Company. The Company was in compliance with all financial covenants as of December 31, 2005.

The average balance outstanding under the Facility in 2005 was $395,969,000 and in 2004 was $150,596,000. The average interest rate paid under the Facility was 4.7% in 2005 and 2.7% in 2004. At December 31, 2005, the interest rate paid on the outstanding balance of the Facility was 5.2%. The Company also paid an unused commitment fee under the facility which was .20% of the unused balance of $211,448,000 at December 31, 2005. The Company had $175,799,000 of available borrowing capacity under the Facility at December 31, 2005.

The Company, at December 31, 2005, also had $115,000,000 of convertible senior subordinated notes outstanding, which were issued on April 5, 2004. The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a note if certain conditions are met after five years. The Company may not call the notes for five years, and the note holders may only put the notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the notes. In the table below the maturity of these convertible notes is shown in 2009, when the first put and call dates occur, reflecting the likelihood, in the opinion of the Company, when the notes will mature. In October 2004, the Company amended the indenture to eliminate its option to issue stock upon a conversion request, and require the Company to pay only cash, up to the $115,000,000 par value of the notes. The Company retained the option to either pay cash, issue its stock or a combination thereof, for value above par, which is above the $25.56 stock conversion price. With the change to the indenture, the Company qualified for the Treasury Stock method of accounting for this convertible debt in accordance with EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

Based on the borrowing rates currently available to the Company for bank loans and for convertible senior subordinated debt, the fair market value of the long-term debt is not materially different from the carrying value.

Index

Maturities of long-term debt are as follows:

Year	(In Thousands of Dollars)
2006	$684
2007	894
2008	228
2009	382,172
2010	38
Thereafter	3,000
Total	$387,016

In addition to the long-term debt shown above, the Company had $25,000,000 of unrated commercial paper outstanding through a $35,000,000 facility (the “CP Facility”) established in December 2005 with one of its banks. The CP Facility is unsecured and may be withdrawn by the bank at any time. The Company is required by the bank to maintain unused capacity in its long-term revolving credit facility at least equal to the amount of outstanding commercial paper. The CP Facility permits sales of paper for periods up to 180 days. At December 31, 2005, the weighted average term for the outstanding commercial paper was 53 days and the weighted average interest rate was 4.5%.

(6) CONTINGENCIES AND COMMITMENTS

An action was filed on June 4, 2004, and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”). The action was filed in the United States Bankruptcy Court for the Southern District of New York where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings. In the action against Marathon, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of 564 generators sold by Marathon to Enron Wind from 1997 to 1999. In January 2001, Enron Wind and Marathon entered into a “Generator Warranty and Settlement Agreement and Release of All Claims” (“Warranty Agreement”). This Warranty Agreement resolved various issues related to past performance of the generators, provided a limited warranty related to the generators going forward, and contained a release by all parties of any claims related to the generators other than those arising out of the obligations contained in the Warranty Agreement.

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of December 31, 2005, the Company has accrued for anticipated costs in defending against this matter and such accumulated reserves as of December 31, 2005 are immaterial.

Index

From time to time, the Company, in the normal course of business, is involved in various claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2005 and 2004:

	(In Thousands of Dollars)
	2005	2004
Balance, beginning of year	$(5,007)	$(2,953)
Payments	5,925	5,325
Provision	(6,597)	(5,545)
Additions from acquisitions	--	(1,834)
Non-current portion	$(5,679)	$(5,007)

Provision for virtually all warranties is made in the year of issuance.

(7) RETIREMENT PLANS

The Company has a number of retirement plans that cover most of its domestic employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $4,329,000, $4,455,000, and $2,283,000 in 2005, 2004 and 2003, respectively.

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

The Company’s defined benefit pension assets are invested in equity securities and fixed income investments based on the Company’s overall strategic investment direction as follows:

	Target
	Allocation	Return
Equity investments	70%	9-10%
Fixed income	30%	5.5 - 6.5%
Total	100%	8.75%

The Company’s investment strategy for its defined benefit plans is to achieve moderately aggressive growth, earning a long-term rate of return sufficient to at least maintain the plans in a fully funded status. Accordingly, allocation targets have been established to fit this strategy, with a heavier long-term weighting of investments in equity securities. The long-term rate of return assumptions considers historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The defined benefit pension plan assets were invested as follows as of December 31 of each year:

	2005	2004
Equity investments	75%	73%
Fixed income	25%	27%
Total	100%	100%

Index

In 2003, the Company changed for financial reporting purposes the actuarial valuation measurement date for its pension plans from September 30 to December 31. Management believes that a measurement date of December 31 is preferable because it better reflects the actual balances of the plans as of the Company’s balance sheet date. This change did not have a significant effect on 2003 pension expense.

The actuarial computations utilized the following assumptions:

Benefit Obligation	2005	2004
Discount rate	5.75%	5.75%
Rates of increase in compensation level	0-2.75%	0-2.75%

Net Periodic Pension Cost	2005	2004	2003
Discount rate	5.75%	6.25%	7.0%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%
Rates of increase in compensation levels	0-2.75%	0-2.5%	0-3.0%

Net periodic pension benefit costs for the defined benefit plans were as follows:

	(In Thousands of Dollars)
	2005	2004	2003
Service cost	$3,617	$3,552	$1,389
Interest cost	4,020	4,009	3,346
Expected return on plan assets	(4,530)	(4,335)	(4,717)
Net amortization and deferral	1,123	1,083	172
Net periodic expense	$4,230	$4,309	$190

The following table presents a reconciliation of the funded status of the defined benefit plans:

	(In Thousands of Dollars)
	2005	2004
Change in projected benefit obligation:
Obligation at beginning of period	$66,816	$60,372
Service cost	3,617	3,552
Interest cost	4,020	4,009
Actuarial loss	3,767	680
Plan amendments	10	310
Benefits paid	(2,204)	(2,107)
Obligation at end of period	$76,026	$66,816

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	54,007	49,935
Actual return on plan assets	3,170	4,844
Employer contributions	725	1,335
Benefits paid	(2,204)	(2,107)
Fair value of plan assets at end of period	$55,698	$54,007

Funded status	(20,328)	(12,809)
Unrecognized net actuarial loss	20,879	16,780
Unrecognized prior service costs	1,301	1,408
Net amount recognized	$1,852	$5,379

Amounts recognized in balance sheets
Prepaid benefit cost	6,421	8,399
Accrued benefit liability	(16,485)	(14,344)
Intangible asset	1,530	1,654
Accumulated other comprehensive loss	10,386	9,670
Net amount recognized	$1,852	$5,379

Index

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $36,971,000, $35,926,000 and $19,844,000 respectively, as of December 31, 2005, and $33,511,000, $33,319,000 and $19,339,000, respectively, as of December 31, 2004. Total accumulated benefit obligations for all defined benefit plans totaled $70,790,000, and $62,851,000 at December 31, 2005 and 2004, respectively. The Company estimates that, in 2006, it will make contributions in the amount of $1,671,000 to fund its defined benefit plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Expected Payments
2006	$ 2,430
2007	3,029
2008	3,342
2009	3,621
2010	3,937
2011-2015	$ 24,577

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

Grants of restricted stock, which vest three years from the grant date given continuous employment over the three years is attained, have been awarded to certain officers and key employees under the 2003 Equity Incentive Plan. There were 44,175 shares of restricted stock outstanding at December 31, 2005 as compared to 14,175 shares at December 31, 2004. Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $657,000 at December 31, 2005 and is being amortized over a three year vesting period. This compares to $224,000 at December 31, 2004. Deferred compensation expense aggregated $458,000 in 2005 versus $64,000 in 2004.

A summary of restricted stock granted for the years 2005 and 2004 is as follows:

	2005	2004
Shares Granted	30,000	14,175
Weighted-Average Fair Value of Restricted Shares granted during year	$29.75	$20.30

A summary of the Company’s stock option plans follows:

	At December 31, 2005
	1987 Plan	1991 Plan	1998 Plan	2003 Plan
Total Plan shares	450,000	1,000,000	1,000,000	1,500,000
Options granted	449,850	762,882	1,118,900	621,500
Restricted stock granted	--	--	--	44,175
Options outstanding	2,000	269,017	950,550	573,250
Restricted stock outstanding	--	--	--	44,175
Options available for grant	--	--	500	874,575

Index

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,555,584	$21.53	1,282,618	$21.22	1,125,754	$21.98
Granted	372,000	29.88	382,500	20.77	233,750	17.70
Exercised	(98,667)	20.11	(51,034)	16.56	(11,586)	12.59
Forfeited	(30,600)	24.45	(58,500)	20.03	(65,300)	19.58
Outstanding at end of year	1,798,317	23.27	1,555,584	$21.53	1,282,618	$21.22
Options exercisable at year-end	1,138,717		919,534		823,168
Weighted-average fair value of
Options granted during the year	$10.41		$6.96		$5.55

The following table provides information on the three Plans at various exercise price ranges:

	Range of Exercise Prices
	$15.75-$20.74	$20.75-$25.74	$25.75-$30.74	$30.75-$35.84	Total
Options outstanding at 12/31/05	620,867	724,000	396,600	56,850	1,798,317
Weighted-average remaining contractual life (years)	6.6	3.7	7.5	8.7	5.7
Weighted-average exercise price	$18.94	$23.05	$28.56	$33.25	$23.17
Options Exercisable at 12/31/05	443,267	547,250	136,100	12,100	1,138,717
Weighted-average exercise price	$18.44	$23.10	$28.76	$32.64	$22.07

On January 28, 2000, the Board of Directors approved a Shareholder Rights Plan (the “Plan”). Pursuant to this Plan, one common share purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Company’s common stock at a price of $60 per share (equivalent to $30 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires, or announces an offer for, 15% or more of the Company’s common stock. In this event, each right will thereafter entitle the holder to purchase, at the right’s then-current exercise price, common stock of the Company or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice the full share exercise price. The rights may be redeemed by the Company at a price of one-tenth of one cent per right at any time prior to the time a person or group acquires 15% or more, of the Company’s common stock. The rights expire on January 28, 2010, unless otherwise extended.

The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. In April 2004, in association with the Company’s convertible subordinated debt offering, the Company repurchased 614,200 shares of its stock at a price of $20.35. Through December 31, 2005, the Company has repurchased 774,100 shares at an average purchase price of $19.67 per share.

In August 2005 the Company completed an offering of its’ common stock. The Company issued 1,530,321 primary shares of common stock and received net proceeds of $43.7 million, which proceeds were used to repay a like amount of long-term debt. Additionally, the Company received $9.3 million from General Electric’s (“GE”) net proceeds from the sale in the same August offering of all 4,559,048 shares GE received from the Company on December 31, 2004 as part of the Company’s acquisition price of GE’s HVAC motors and capacitors business. The $9.3 million was paid by GE to the Company under a shareholder agreement between GE and the Company filed with the Company’s Current Report on Form 8-K dated January 6, 2005.

Index

(9) INCOME TAXES

Income before income taxes and minority interest consisted of the following:

	(In Thousands of Dollars)
	2005	2004	2003
United States	$88,714	$36,689	$36,076
Foreign	24,210	11,869	4,767
Total	$112,924	$48,558	$40,843

The provision for (benefit of) income taxes is summarized as follows:

	(In Thousands of Dollars)
	2005	2004	2003
Current
Federal	$32,560	$9,565	$9,990
State	4,332	1,181	1,009
Foreign	3,748	3,893	1,416
	40,640	14,639	12,415
Deferred	(811)	1,089	2,377
Total	$39,829	$15,728	$14,792

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	1.4	1.6
Domestic production activities deduction	(.5)
Resolution of tax matters	—	(4.3)	—
Impact of UK property sale	—	(1.0)	—
Other, net	(1.6)	1.3	(0.4)
Effective tax rate	35.3%	32.4%	36.2%

In 2005, the Company recognized a favorable income tax impact from the Domestic Production Activities Deduction as a result of the American Jobs Creation Act of 2004. In 2004, the Company realized a favorable income tax impact primarily from the resolution of federal and state tax audits.

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability as of December 31, 2005 of $43,015,000 is classified on the consolidated balance sheet as a current income tax benefit of $16,978,000 and a long-term deferred income tax liability of $59,993,000. The December 31, 2004 net deferred tax liability was $42,170,000, consisting of a current income tax benefit of $6,493,000 and a long-term deferred income tax liability of $48,663,000. The components of this net deferred tax liability are as follows:

Index

	(In Thousands of Dollars)
	December 31
	2005	2004
Accrued employee benefits	$9,781	$6,850
Bad debt reserve	748	380
Warranty reserve	1,871	810
Other	5,490	4,475
Deferred tax assets	17,890	12,515

Property related	(25,553)	(26,464)
Intangible items	(28,089)	(19,655)
Inventory	(1,263)	(4,720)
Derivative instruments	(2,247)	(314)
Other	(3,753)	(3,532)
Deferred tax liabilities	(60,905)	(54,685)
Net deferred tax liability	$(43,015)	$(42,170)

No valuation allowances were recorded at December 31, 2005 and 2004.

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At December 31, 2005 and 2004, the estimated amount of total unremitted non-U.S. subsidiary earnings was $16.7 million and $16.8 million, respectively.

(10) ACQUISITIONS

On February 7, 2005, the Company acquired 95% ownership of Changzhou Modern Technologies Co., Ltd. (“CMT”). CMT is located in Changzhou, P.R. of China and produces fractional electric motors. The purchase price was $3.23 million and is being paid over a three year period.

On August 30, 2004, the Company acquired the Commercial AC motors (“CAC”) business from the General Electric Company. This acquisition expanded the Company’s product offering through extensions of existing product lines and new product applications into existing and new market segments. The CAC business customer base also expanded the Company’s OEM and distributor relationships. In addition to the acquisition of the CAC business, the Company also assumed certain liabilities, including but not limited to accounts payable, certain accrued compensation and benefits and certain other accrued expenses. The purchase price paid for the CAC business was approximately $72.3 million in cash.

The CAC business is a leading manufacturer and marketer of a full line of fractional and subfractional AC electric motors for pump, compressor, equipment and commercial HVAC applications. Included in the acquisition were motor manufacturing facilities in Juarez, Mexico and technology resources in Hyderabad, India. CAC financial results in the Electrical segment since the date of acquisition.

At 11:59 p.m. on December 31, 2004, the Company acquired the HVAC motors and capacitors businesses from General Electric Company. This acquisition provided the Company a leading market position in electric motors used in central heating and air conditioning and expansion of the Company’s customer base to include major HVAC original equipment manufacturers. The purchase price paid for the HVAC business was $387.0 million. The purchase price consisted of approximately $257.0 million in cash and 4,559,048 shares of common stock of the Company which was valued at approximately $130.0 million as of the closing date.

The HVAC motor business produces a full line of electric motors for use in residential and commercial HVAC systems. The capacitors business produces a line of capacitors used in HVAC applications, high intensity lighting and other applications. Results for the HVAC business are included in the Electrical segment since the date of acquisition. Included in the acquisition were motor manufacturing facilities in Faridabad, India; Reynosa, Mexico; and Springfield, Missouri; and a capacitor manufacturing facility in Juarez, Mexico.  The acquired CAC and HVAC also maintain technology development, administrative and sales support teams in Fort Wayne, Indiana and electric motor engineering resources located in Hyderabad, India.

Index

In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. These agreements are related to transition support in areas such as warehousing, computer systems, and accounting services. The duration of the various agreements ranges from six months to three years, depending on the specific agreement. On August 11, 2005, GE sold all of the shares of the Company’s common stock owned by it, ceasing to be a related party to the Company. The amount paid to GE through August 10, 2005, for trade payables, transition services and other payables of the businesses acquired from GE in 2004, was $102.4 million. This compares to $38.4 million for the four months for which we owned the CAC business in 2004. The amount expensed in this same period for transition services was $10.8 million, which was recorded in operating expenses. This compares to $1.6 million for the four months for which we owned the CAC business in 2004.

The Company recorded $234.1 million of Goodwill as a result of the acquisitions, all of which is believed to be deductible for tax purposes.

Acquired Balance Sheet Summary
($ thousands)
	At August 30, 2004 CAC	At December 31, 2004 HVAC
Cash	$214	$14,735
Accounts Receivable	20,723	45,518
Inventory	22,228	62,196
Prepaid and Other Current Assets	1,254	621
Total Current Assets	44,419	123,070
Net Property, Plant, & Equipment	22,975	76,077
Goodwill	19,333	214,735
Purchased Intangible Assets	8,300	44,310
Other Non-Current Assets	--	4,101
Total Assets	$95,027	$462,293

Accounts Payable	$10,219	$33,734
Other Liabilities	12,508	41,539
Shareholders Equity	72,300	387,020
Total Liabilities & Equity	$95,027	$462,293

Summary of Intangible Assets with Definite Lives
($ millions)

Asset Description	CAC	HVAC	Total	Useful Life
Non-Compete Agreements	$0.6	$2.0	$2.4	5 Years
Trademarks	3.7	1.1	5.0	3 - 5 Years
Patents	0.7	14.7	15.4	9-10.5 Years
Engineering Drawings	0.2	1.0	1.2	10 Years
Customer Relationships	3.1	25.5	28.6	10 Years
Total	$8.3	$44.3	$52.6

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

Index

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities. These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation. At December 31, 2005, the Company did not have any open copper contracts. At December 31, 2005, the Company had aluminum swap contracts providing for 6.9 million pounds of aluminum with a market value of $1.0 million.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions, specifically related to the Mexican Peso and Indian Rupee. The Company hedges a portion of its forecasted Peso and Rupee transactions with forward contracts. When the U.S. dollar weakens against the Peso or Rupee, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the Peso or Rupee, reduced foreign currency payments are offset by losses in the value of the forward contracts. At December 31, 2005, the Rupee forward contract notional value was $3.7 million and fair market value was $38,000 net of tax. Peso contracts at December 31, 2005 have an after-tax fair market value of $838,000 with a notional value of $28,800,000.

At December 31, 2005, the effective portion of the change in the fair value of cash flow derivatives is recorded in AOCI. The fair market value of the contracts with gains has been recognized in “Prepaid and Other Current Assets” and the contract with losses has been recognized in “Other Current Liabilities.” When hedged items impact the income statement, the gain or loss included in AOCI is reported in the same line in the Consolidated Statements of Income as the hedged item. The entire net unrealized gain of $4,756,000 in AOCI at December 31, 2005 is expected to be realized in 2006.

The impact of commodity hedging contacts in 2004 was immaterial. The impact of hedge ineffectiveness for the years ended December 31, 2005, 2004 and 2003 was also immaterial.

(12) INDUSTRY SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products and services. The Company has two such reportable segments: Electrical and Mechanical. The Electrical segment principally produces electric motors and power generation equipment for sale to original equipment manufacturers and distributors. The Mechanical segment principally produces mechanical products that control motion and torque for sale to original equipment manufacturers and distributors.

The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are solely from external customers. The Company’s products manufactured and sold outside the United States were approximately 10%, 14% and 12% of net sales in 2005, 2004 and 2003, respectively. Export sales from U.S. operations were approximately 5%, 7% and 5% in 2005, 2004 and 2003, respectively.

Index

Pertinent data for each reportable segment in which the Company operated for the three years ended December 31, 2005 is as follows:

	(In Thousands of Dollars)
	Net	Income From	Identifiable	Capital	Depreciation and
	Sales	Operations	Assets	Expenditures	Amortization
2005
Electrical	$1,227,696	$118,528	$1,215,953	$23,491	$30,676
Mechanical	201,011	16,044	126,601	4,770	6,951
Total REGAL-BELOIT	$1,428,707	$134,572	$1,342,554	$28,261	$37,627

2004
Electrical	$556,967	$39,442	$1,211,889	$8,873	$13,823
Mechanical	199,590	15,720	140,163	7,408	7,790
Total REGAL-BELOIT	$756,557	$55,162	$1,352,052	$16,281	$21,613

2003
Electrical	$438,357	$33,877	$612,469	$11,736	$13,641
Mechanical	180,741	13,349	121,976	6,229	7,373
Total REGAL-BELOIT	$619,098	$47,226	$734,445	$17,965	$21,014

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2005 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K is included under the captions “Election of Directors,” “2005 Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”, of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2006 and such information is incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics and a code of conduct that apply to all our directors, officers and employees. These codes are available on our website, along with our current Corporate Governance Guidelines, at www.regal-beloit.com. The code of ethics and code of conduct are also available in print to any shareholder who requests a copy in writing from the Secretary of REGAL-BELOIT CORPORATION. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K is included in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2006 and such information is incorporated herein by reference; provided, however, that the subsection entitled “Report of Compensation and Human Resources Committee on Annual Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required pursuant to Item 403 of Regulation S-K is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2006 and such information is incorporated herein by reference.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,798,317	$23.27	875,075
Equity compensation plans not approved by security holders	---	---	---
Total	1,798,317	$23.27	875,075

Index

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required pursuant to Item 404 of Regulation S-K is included under the caption “Other Information About the Board - Certain Relationships and Related Transactions” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2006 and such information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the caption “Audit Committee Report” of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2006 and such information is incorporated herein by reference.

PART IV

ITEM 15 -EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits- see the Index to Exhibits on Pages 60-62.

(c) See (a) 2. above

Index

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
David A. Barta
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ HENRY W. KNUEPPEL	Chief Executive Officer and Director	March 13, 2006
Henry W. Knueppel	(Principal Executive Officer)

/s/ DAVID A. BARTA	Vice President, Chief Financial Officer	March 13, 2006
David A. Barta	(Principal Accounting & Financial Officer)

/s/ J. REED COLEMAN	Director	March 13, 2006
J. Reed Coleman

/s/ THOMAS J. FISCHER	Director	March 13, 2006
Thomas J. Fischer

/s/ STEPHEN N. GRAFF	Director	March 13, 2006
Stephen N. Graff

/s/ CURTIS W. STOELTING	Director	March 13, 2006
Curtis W. Stoelting

Index

REGAL-BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REGAL-BELOIT CORPORATION:

We have audited the consolidated financial statements of REGAL-BELOIT CORPORATION and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 7, 2006. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 7, 2006

Index

SCHEDULE II

REGAL-BELOIT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

	(In Thousands of Dollars)
	Balance Beginning of Year	Provision For Losses	Write-offs, Net of Recoveries	Adjustments Related to Acquisitions	Balance End of Year
Year Ended December 31, 2005	$2,376	$890	$(418)	$(195)	$2,653
Year Ended December 31, 2004	$1,432	$428	$(641)	$1,157	$2,376
Year Ended December 31, 2003	$1,465	$608	$(641)	$-0-	$1,432

Index

EXHIBITS INDEX
Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger among the Registrant, REGAL-BELOIT Acquisition Corp., and Marathon Electric Manufacturing Corporation dated as of February 26, 1997, as amended and restated March 17, 1997 and March 26, 1997. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated April 10, 1997 (File No. 001-07283)]

2.2
Stock Purchase Agreement, dated as of August 7, 2000, as amended by First Amendment to Stock Purchase Agreement, dated as of September 29, 2000, among REGAL-BELOIT CORPORATION, LEC Acquisition Corp., LEESON Electric Corporation (“LEESON”) and LEESON’S Shareholders. [Incorporated by reference to Exhibit 2 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated October 13, 2000 (File No. 001-07283)]

2.3
Purchase Agreement, dated as of August 10, 2004, between REGAL-BELOIT CORPORATION and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.4
Amendment to Purchase Agreement, dated as of August 30, 2004, between REGAL-BELOIT CORPORATION and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.5
Purchase Agreement, dated as of November 14, 2004, between REGAL-BELOIT CORPORATION and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

2.6
Amendment to Purchase Agreement, dated as of August 30, 2004, between REGAL-BELOIT CORPORATION and General Electric Company. [Incorporated by reference to Exhibit 2.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

3.1
Articles of Incorporation of the Registrant [Incorporated by reference to Exhibit B to REGAL-BELOIT CORPORATION’S Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders (File No. 001-07283)]

3.2	Bylaws of the Registrant, as amended, filed on REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated April 28, 2005, are hereby incorporated by reference.
4.1	Articles of Incorporation and Bylaws of the Registrant [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
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
4.5
Registration Rights Agreement, dated April 5, 2004, among REGAL-BELOIT CORPORATION, Banc of America Securities LLC, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC and Robert W. Baird & Co. Incorporated. [Incorporated by reference to Exhibit 4.5 to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-3 filed on June 21, 2004 (File No. 333-116706)]

4.6
Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT CORPORATION and BankBoston, N.A. [Incorporated by reference to Exhibit 4.1 to REGAL-BELOIT CORPORATION’S Registration Statement on Form 8-A (Registration No. 1-7283) filed January 31, 2000]

4.7
Amendment effective as of June 11, 2002, to the Rights Agreement, dated as of January 28, 2000, between REGAL-BELOIT CORPORATION and BankBoston, N.A. originally filed as Exhibit 4.1 and incorporated on REGAL-BELOIT CORPORATION’S Registration Statement on Form 8-A (File No. 001-07283) and on REGAL-BELOIT CORPORATION’S current report on Form 8-K dated January 31, 2000. [Incorporated by reference to Exhibit 4.6 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]

Index

4.8
Second Amendment to Rights Agreement, dated as of November 12, 2004, between REGAL-BELOIT CORPORATION and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.3 to REGAL-BELOIT CORPORATION’S Report on Form 8-A/A filed on November 18, 2004 (File No. 001-07283)]

4.9
Third Amendment to Rights Agreement, dated as of December 31, 2004, between REGAL-BELOIT CORPORATION and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.4 to REGAL-BELOIT CORPORATION’S Report on Form 8-A/A filed on January 6, 2005 (File No. 001-07283)]

4.10
Shareholder Agreement, dated as of December 31, 2004, between REGAL-BELOIT CORPORATION and General Electric Company. [Incorporated by reference to Exhibit 4 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K filed on January 6, 2005 (File No. 001-07283)]

4.11
Letter Agreement, dated as of May 31, 2005, between REGAL-BELOIT CORPORATION and General Electric Company. [Incorporated by reference to Exhibit 4.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K filed on June 6, 2005 (File No. 001-07283)]

4.12
Amended and Restated Credit Agreement, dated as of May 5, 2004, among REGAL-BELOIT CORPORATION, various financial institutions, M&I Marshall & Ilsley Bank as Administrative Agent and Swing Line Bank, and Bank of America, N.A. as Syndication Agent. [Incorporated by reference to Exhibit 10.1 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended June 29, 2004 (File No. 001-07283)]

4.13
First Amendment, dated December 30, 2004, to the Amended and Restated Credit Agreement, dated as of May 5, 2004, among REGAL-BELOIT CORPORATION, various financial institutions, Bank of America, N.A., as Syndication Agent, and M&I Marshall and Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K filed on January 5, 2005 (File No. 001-07283)]

4.14
Second Amendment, dated January 25, 2005, to the Amended and Restated Credit Agreement, dated as of May 5, 2004, among REGAL-BELOIT CORPORATION, various financial institutions, Bank of America, N.A., as Syndication Agent, and M&I Marshall and Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to REGAL-BELOIT CORPORATION’S Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-07283)]

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
10.5*
REGAL-BELOIT CORPORATION Retirement Plans specifically incorporating: LEESON Electric 401(k) Plan [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-108092)]

10.6*	2003 Equity Incentive Plan [Incorporated by reference to REGAL-BELOIT CORPORATION’S Registration Statement on Form S-8 (File No. 333-110061)]
10.7*
Key Executive Employment and Severance Agreement, dated as of June 18, 2001, between James L. Packard and REGAL-BELOIT CORPORATION [Incorporated by reference to Exhibit 10.9 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-07283)]

Index

10.8*
Form of Key Executive Employment and Severance Agreement between REGAL-BELOIT CORPORATION and each of Henry W. Knueppel and Kenneth F. Kaplan. [Incorporated by reference to Exhibit 10.5 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-07283)]

10.9*	Form of Agreement for Stock Option Grant is incorporated herein by reference to Exhibit 10.9 to RBC’S Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.10*	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.10 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.11*
Target Supplemental Retirement Plan for designated Officers and Key Employees is incorporated herein by reference to Exhibit 10.11 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.12*
Form of Participation Agreement for Target Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.12 to REGAL-BELOIT CORPORATION’S Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

21	Subsidiaries of REGAL-BELOIT CORPORATION, filed herein.
23	Consent of Independent Auditors, filed herein.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.
99.2	Proxy Statement of REGAL-BELOIT CORPORATION for the 2006 Annual Meeting of Shareholders

[The Proxy Statement for the 2006 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

________________________
* A management contract or compensatory plan or arrangement.

Index