Form 10-Q
period 2006-05-11
REGAL BELOIT CORP
filed 2006-05-11
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 1, 2006 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☒

30,743,534 Shares, Common Stock, $.01 Par Value (as of April 28, 2006)

Index

REGAL-BELOIT CORPORATION

CAUTIONARY STATEMENT

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in this Quarterly Report on Form 10-Q or incorporated by reference may be forward- looking statements. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

•	marketplace acceptance of acquisitions, including the loss of, or a decline in business from, any significant customers;
•	substantial increases in interest rates that impact the cost of our outstanding debt;
•	the impact of capital market transactions that we may effect;
•	unanticipated costs associated with litigation matters;
•	the success of our management in increasing sales and maintaining or improving the operating margins of our businesses;
•	actions taken by our competitors;
•	difficulties in staffing and managing foreign operations;
•	unanticipated issues related to the operation of the business the Company acquired in China in May 2006;
•	our ability to satisfy various covenant requirements under our credit facility; and
•
other risks and uncertainties described in Item 1A “Risk Factors” of the 2005 Annual Report on Form 10-K filed on March 15, 2006 and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. The forward-looking statements included in this Form 10-Q are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.

Index

PART I - FINANCIAL INFORMATION

REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

ITEM I. FINANCIAL STATMENTS ASSETS
	(Unaudited) April 1, 2006	(From Audited Statements) December 31, 2005
Current Assets:
Cash and Cash Equivalents	$29,720	32,747
Receivables, less Allowances for Doubtful Accounts of
$4,271 in 2006 and $2,653 in 2005	240,623	197,118
Inventories	231,731	224,316
Prepaid Expenses and Other Current Assets	17,867	16,121
Future Income Tax Benefits	17,261	16,978
Total Current Assets	537,202	487,280

Property, Plant and Equipment:
Land and Improvements	18,632	18,624
Buildings and Improvements	100,573	100,036
Machinery and Equipment	342,228	336,171
Property, Plant and Equipment, at Cost	461,433	454,831
Less - Accumulated Depreciation	(216,808)	(210,502)
Net Property, Plant and Equipment	244,625	244,329

Goodwill	546,168	546,168
Purchased Intangible Assets, net of Amortization	44,079	45,674
Other Noncurrent Assets	18,964	19,109
Total Assets	$1,391,038	$1,342,554

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$108,247	82,513
Commercial Paper Borrowings	30,000	25,000
Dividends Payable	3,995	3,985
Accrued Compensation and Employee Benefits	44,711	41,127
Other Accrued Expenses	40,758	46,559
Income Taxes Payable	11,082	18,923
Current Maturities of Long-Term Debt	1,281	684
Total Current Liabilities	240,074	218,791

Long-Term Debt	389,038	386,332
Deferred Income Taxes	61,394	59,993
Other Noncurrent Liabilities	21,636	18,394
Minority Interest in Consolidated Subsidiaries	9,682	11,048

Shareholders' Investment:
Common Stock, $.01 par value, 50,000,000 shares
authorized, 31,504,984 issued in 2006 and
31,429,736 issued in 2005	315	315
Additional Paid-In Capital	318,400	316,426
Less - Treasury Stock, at cost	(15,228)	(15,228)
774,100 shares in 2006 and 2005
Retained Earnings	362,954	343,161
Unearned Compensation	--	(657)
Accumulated Other Comrehensive Income	2,773	3,979
Total Shareholders' Investment	669,214	647,996
Total Liabilities and Shareholders' Investment	$1,391,038	$1,342,554

 See accompanying notes to Condensed Consolidated Financial Statements..

Index

REGAL-BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended
	April 1, 2006	March 31, 2005

Net Sales	$398,326	$337,822

Cost of Sales	305,046	269,378

Gross Profit	93,280	68,444

Operating Expenses	49,662	42,579

Income From Operations	43,618	25,865

Interest Expense	4,795	5,454

Interest Income	120	48

Income Before Taxes & Minority Interest	38,943	20,459

Provision For Income Taxes	14,342	7,642

Income Before Minority Interest	24,601	12,817

Minority Interest in Income, Net of Tax	813	531

Net Income	$23,788	$12,286

Per Share of Common Stock:

Earnings Per Share - Basic	$.77	$.42

Earnings Per Share - Assuming Dilution	$.72	$.41

Cash Dividends Declared	$.13	$.12

Average Number of Shares Outstanding - Basic	30,700,533	29,033,901
Average Number of Shares Outstanding - Assuming Dilution	32,957,209	30,244,393

See accompanying notes to Condensed Consolidated Financial Statements.

Index

REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	(Unaudited) Three Months Ended
	April 1, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,788	$12,286
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	8,115	8,999
Gain on sale of assets	(8)	(135)
Stock-based compensation expense	867	255
Change in assets and liabilities	(35,014)	(22,244)
Net cash used in operating activities	(2,252)	(839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,257)	(7,213)
Purchases of short-term investments	(4,225)	--
Business acquisitions, net of cash acquired	(565)	(6,197)
Sale of property, plant and equipment	5,207	501
Other, net	--	(252)
Net cash used in investing activities	(6,840)	(13,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt	3,303	15,798
Proceeds from commercial paper borrowings	5,000	--
Dividends paid to shareholders	(3,985)	(3,483)
Proceeds from the exercise of stock options	1,363	268
Excess tax benefits from stock-based compensation	450	--
Distribution to minority partners	--	(1,112)
Net cash provided by financing activities	6,131	11,471

EFFECT OF EXCHANGE RATE ON CASH	(66)	136

Net decrease in cash and cash equivalents	(3,027)	(2,393)
Cash and cash equivalents at beginning of period	32,747	31,275
Cash and cash equivalents at end of period	$29,720	$28,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,436	$7,027
Income taxes	$19,898	$4,929
See accompanying notes to Condensed Consolidated Financial Statements.

Index

REGAL-BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of REGAL-BELOIT CORPORATION (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report on Form 10-K”). For additional information, refer to the consolidated financial statements and related footnotes in the Company’s 2005 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

Certain amounts reported in prior period have been reclassified to conform to the 2006 presentation. The reclassification did not impact the Company’s net income or net income per share.

2. SHORT-TERM INVESTMENTS

Short-term marketable investments include investments with maturities of greater than three months and less than one year. Such marketable investments were classified as available-for-sale and are reported at fair market value and classified within Prepaid Expenses and Other Current Assets. Mark-to-market gains on such investments are not material.

3. INVENTORIES

Cost for approximately 88% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	April 1, 2006	December 31, 2005
Raw Material	13%	13%
Work-in Process	26%	25%
Finished Goods and Purchased Parts	61%	62%

4. COMPREHENSIVE INCOME

The Company's comprehensive income for the first quarter of 2006 and 2005 was as follows:
	(In Thousands of Dollars)
	First Quarter Ending
	April 1, 2006	March 31, 2005
Net income as reported	$23,788	$12,286
Comprehensive income (expense) from:
Cumulative translation adjustments	216	(1,249)
Changes in fair value of hedging activities, net of tax	1,987	2,699
Hedging activities reclassified into earnings from accumulated other comprehensive income (“AOCI”), net of tax	(3,395)	(1,105)
Additional Pension Liability	(13)	345
Comprehensive income	$22,583	$12,631

Index

5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the first quarter of 2006 and 2005 (in thousands):
	April 1, 2006	March 31, 2005
Beginning balance	$5,679	$5,007
Deduct: Payments	(1,359)	(1,656)
Add: Provision	1,332	1,886
Ending balance	$5,652	$5,237

6. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	(Unaudited)
	Mechanical Segment		Electrical Segment
	Three Months Ended		Three Months Ended
	April 1,	March 31,	April 1,	March 31,
	2006	2005	2006	2005
Net Sales	$52,961	$48,601	$345,365	$289,221
Income from Operations	$3,707	$2,738	$39,911	$23,127
% of Net Sales	7.0%	5.6%	11.6%	8.0%
Goodwill at end of period	$530	$530	$545,638	$552,442

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the first three months ending April 1, 2006 were as follows (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 31, 2005	$545,638	$530	$546,168

Balance as of April 1, 2006	$545,638	$530	$546,168

Other intangible assets consisted of the following (in thousands):

Summary of Intangible Assets with Definite Lives

		April 1, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	5 years	$2,440	$643	$1,797
Trademarks	3 - 5 years	4,960	2,103	2,857
Patents	9 - 10.5 years	15,410	1,950	13,460
Engineering Drawings	10 years	1,200	157	1,043
Customer Relationships	10 years	28,600	3,678	24,922
Total		$52,610	$8,531	$44,079

		December 31, 2005
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	5 years	$2,440	$520	$1,920
Trademarks	3 - 5 years	4,960	1,760	3,200
Patents	9 - 10.5 years	15,410	1,565	13,845
Engineering Drawings	10 years	1,200	127	1,073
Customer Relationships	10 years	28,600	2,964	25,636
Total		$52,610	$6,936	$45,674

Index

Estimated Amortization (in thousands)
2006	2007	2008	2009	2010	Thereafter
$ 6,384	$ 6,380	$ 5,238	$ 5,205	$ 4,522	$ 17,945

Amortization expense recorded for the three months ended April 1, 2006 was $1.6 million. We perform an annual evaluation of our goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

8. SHARE-BASED COMPENSATION

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application transition method. Before the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Other than for restricted stock and dividend equivalents on phantom stock plans, which has been expensed over the respective vesting periods, no share-based employee compensation cost has been reflected in net income prior to January 1, 2006.

Under APB 25, the value of the restricted stock grants was reflected as a separate component reducing Shareholder's investment equity with an offsetting increase to Paid-in Capital. Accordingly, as of December 31, 2005 the unamortized value of the restricted stock grant amounting to $0.7 million was reflected as a separate component of Shareholder's Investment. As a result of the adoption of SFAS 123(R), the unamortized value of restricted stock grants as of April 1, 2006 in the amount of $0.5 million has been reclassified to Paid-in Capital.

The Company is authorized to make equity-based awards under various plans approved by the Company’s shareholders. The Company has not enacted any changes in the quantity or type of instruments used in share-based payment programs as a result of SFAS 123(R). Additionally, the Company did not modify any outstanding options prior to the adoption of SFAS 123(R). The Company has elected to use the Black-Scholes modified prospective method of valuing equity compensation awards, consistent with the Company’s approach under APB 25. For option grants prior to 2006, the Company utilizes the same assumptions used in its Black-Scholes method used to prepare the prior required disclosure.

SFAS 123(R) requires the reporting of the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits), if any, as a financing cash flow rather than as an operating cash flow.

During the three months ended April 1, 2006, the Company recognized approximately $0.9 million in share-based compensation expense. The total income tax benefit recognized relating to share-based compensation for the three months ended April 1, 2006 was approximately $0.4 million. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient. As of April 1, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $6.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.67 years.

Under the Company’s 1998 and 2003 stock plans, the Company is authorized to deliver up to 2.5 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Approximately 0.6 million shares were available for future grant or payment under the various plans at April 1, 2006.

Stock Options

The Company has granted non-qualified and incentive stock options to purchase common stock under various incentive plans at prices equal to the fair market value of the stock on the grant dates. The exercise price for certain options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date.

The per share weighted average fair value of stock options granted during the three months ended April 1, 2006 and March 31, 2005 was $12.60 and $10.46, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Three Months Ended
	April 1, 2006	March 31, 2005
Average risk-free interest rate	4.5%	3.9%
Expected dividend yield	1.4%	1.6%
Expected volatility	27.0%	34.0%
Expected term (years)	8.0	7.0

Index

The average risk-free interest rate is based on the weighted average of the five-year and ten-year U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of our common stock as of the grant date. The Company determined expected volatility using a weighted average of daily historical volatility of our stock price over the three years prior to the grant date. The Company determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

A summary of stock option activity during the three months ended April 1, 2006 is as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of period	1,798,317	$23.27
Granted	218,750	36.36
Exercised	84,517	20.38
Forfeited	23,750	21.51
Outstanding at end of period	1,908,800	24.92	6.0	$33.1
Exercisable at end of period	1,147,150	$22.69	4.3	$22.5

The table below presents stock option activity for the quarters ended April 1, 2006 and March 31, 2005:

	(In Thousands of Dollars) First Quarter Ending
	April 1, 2006	March 31, 2005
Total intrinsic value of stock options exercised	$1,225	$146
Cash received from stock option exercises	1,363	268
Income tax benefit from the exercise of stock options	450	55
Total fair value of stock options vested	8,768	6,948

Restricted Stock

The Company also granted restricted stock awards to certain employees. The Company recorded compensation pretax expense associated with the stock grants amounting to $0.2 million and $0.1 million for the three months ending April 1, 2006 and March 31, 2005, respectively. Restrictions generally lapse over a period of three years. The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three months ended April 1, 2006 is as follows:

	Shares	Wtd. Avg. Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock balance at December 31, 2005	44,175	$26.68
Granted	44,000	36.36
Restrictions lapsed	-	-
Forfeited	-	-
Restricted stock balance at April 1, 2006	88,175	$31.51	$3.7

Index

Prior Year Pro forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123(R), had been applied for all outstanding and unvested awards prior to the adoption of SFAS 123(R) (in thousands, expect per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$12,286
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	160
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(467)
Pro forma net income	$11,979
Earnings per share:
Basic - as reported	$.42
Basic - pro forma	$.41
Diluted - as reported	$.41
Diluted - pro forma	$.40

9. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars) First Quarter Ending
	April 1, 2006	March 31, 2005
Service cost	$940	$651
Interest cost	1,140	886
Expected return on plan assets	(1,225)	(1,123)
Amortization of prior service cost	123	32
Amortization of net loss	2,302	244
Net periodic benefit expense	$3,279	$690

In the first quarter of 2006 and 2005, the Company contributed $0.13 million and $0.11 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $1.3 million over the balance of 2006, for a total of $1.4 million in 2006 contributions. The Company contributed a total of $0.33 million in 2005. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2005 Annual Report on Form 10-K.

10. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	First Quarter Ending
	April 1, 2006	March 31, 2005
Denominator for basic EPS - weighted average shares	30,701	29,034
Effect of dilutive securities	2,256	1,210
Denominator for diluted EPS	32,957	30,244

The increase from March 31, 2005 of 1.0 million dilutive securities in the quarter ended April 1, 2006, was due primarily to the effect of shares attributable to the Company’s convertible senior subordinated debt. Options for common shares where the exercise price was above the market price at March 31, 2005, totaling 9,100 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive. There were no such anti-dilutive option shares outstanding at April 1, 2006.

Index

11. CONTINGENCIES

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of April 1, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at April 1, 2006 are immaterial.

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

These contracts are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of a hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact of ineffectiveness was immaterial in the first quarters of 2006 and 2005.

In the first quarter of 2006, $1.4 million of net decreased fair market value of derivative instruments was recorded in AOCI. For the same period of 2005, the net increased fair market value of derivative instruments recorded in AOCI was $1.6 million. At April 1, 2006, the Company had a balance of $4.8 million in assets, $0.2 million in liabilities and a net after tax unrealized gain of $3.3 million in AOCI. At March 31, 2005, the Company’s had $3.4 million in assets and a net after tax unrealized gain of $2.1 million in AOCI, respectively. Of the total assets, liabilities and AOCI related to derivatives at April 1, 2006, $0.3 million, $0.1 million and $0.2 million, respectively, were related to currency hedges, with the balance relating to commodity hedges. The Company estimates that all but $0.3 million of the net gains will be reclassified from AOCI to earnings within the next 12 months, based on valuations at April 1, 2006.

13. ACQUISITIONS

On February 7, 2005, the Company acquired 95% ownership of Changzhou Modern Technologies Co., LTD. (“CMT”). CMT is located in Changzhou, China and is producing fractional electric motors. The purchase price was $3.23 million which the Company is paying over a three-year period.  A second payment of $565,000 was made in February 2006.

Index

14. DEBT

The Company’s indebtedness, as of April 1, 2006 and December 31, 2005 was as follows (in thousands):

	April 1, 2006	December 31, 2005
Revolving credit facility (“Facility”)	$270,600	$267,100
Commercial paper	30,000	25,000
Industrial revenue bonds and other	4,719	4,916
Sub-total - Senior indebtedness	305,319	297,016

Convertible senior subordinated debentures (“2.75% Convertible Notes”)	115,000	115,000
Total debt	420,319	412,016
Less: current debt	(31,281)	(25,684)
Total long-term debt, less current maturities	$389,038	$386,332

Borrowings under the Facility bear interest at 30-day LIBOR plus a borrowing spread of .875%. All Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Facility. At April 1, 2006, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest coverage ratios, maximum leverage, and minimum net worth. As of April 1, 2006 the Company was in compliance with all debt covenants.

There were $30.0 million of commercial paper borrowings outstanding at April 1, 2006, all of which had original maturity terms of 90 days or less and had a weighted interest rate of 4.88%. Total commercial paper outstanding cannot exceed $50 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balances of the Revolver and commercial paper cannot exceed $475.0 million.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions in the period ending April 1, 2006. This compares to the quarter ended March 31, 2005 during which General Electric Company was a “related party.”

As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued GE 4,559,048 shares of common stock (approximately 15% of the Company’s common stock issued). In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. Included in accounts payable on March 31, 2005 was $16.6 million consisting of amounts payable to GE related to trade payables, transition services fees payable, and other payables of the businesses acquired from GE in 2004. The amount paid to GE during the quarter for these items and other liabilities arising at closing was $56.6 million. The amount expensed in the first quarter of 2005 for transition services was $3.7 million, which was recorded under operating expenses. GE sold the 4,559,048 shares of the Company’s stock in August 2005.

16. SUBSEQUENT EVENTS

On May 1, 2006, the Company announced it had completed the acquisition of selected assets and liabilities of Changzhou Sinya Electromotor Co. Ltd., Jiangsu Southern Sinya Electric Co. Ltd. and Changzhou Xiesheng Plastic Co. Ltd. (collectively “Sinya”). Sinya operations are located in Changzhou, China and will primarily produce electric motors for the HVAC industry. The purchase price was approximately $14.0 million, subject to final working capital adjustments. The financial results for the business will be included in the Electrical Segment.

On May 8, the Company announced that it had completed the sale of substantially all of the assets of the Company’s Regal Cutting Tools business to YG-1 Co. Ltd.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

Index

OVERVIEW

End markets for the Company’s products, particularly HVAC, continued to show strength during the first quarter of 2006. Net sales increased 17.9% to $398.3 million from $337.8 million in the first quarter of 2005. Included in operating expense was $0.9 million related to the expensing of equity-related compensation.

Net income increased 93.6% to $23.8 million in the first quarter of 2006 as compared to $12.3 million in the comparable period last year. Diluted earnings per share increased 75.6% to $0.72 as compared to $0.41 for the first quarter of 2005. The first quarter of 2006 contained one additional day as compared to the first quarter of 2005.

On May 1, 2006, the Company announced it had completed the acquisition of selected assets and liabilities of Changzhou Sinya Electromotor Co. Ltd., Jiangsu Southern Sinya Electric Co. Ltd. and Changzhou Xiesheng Plastic Co. Ltd. (collectively “Sinya”). Sinya operations are located in Changzhou, China and will primarily produce electric motors for the HVAC industry. The purchase price was approximately $14.0 million, subject to final working capital adjustments. The financial results for the business will be included in the Electrical Segment. The Company anticipates that the acquired businesses will add approximately $30 million of sales and $.02 to $.03 per diluted share to the Company’s 2006 full year results.

On May 8, the Company announced that it had completed the sale of substantially all of the assets of the Company’s Regal Cutting Tools business to YG-1 Co. Ltd. The sale of the business will reduce the Company’s sales by approximately $17 million on an annual basis and will be neutral to earnings.

RESULTS OF OPERATIONS

Sales for the quarter were $398.3 million, a 17.9% increase over the $337.8 million reported for the first quarter of 2005. First quarter 2005 sales included $1.8 million of sales related to the Illinois Gear business that was sold by the Company in May 2005.

We continued to see strong demand for our products throughout the majority of our markets. Electrical Segment sales increased 19.4%. Sales for this segment showed strength in almost all product lines, particularly in Commercial, Industrial and HVAC motors and in Generators. Demand for these products was driven by the strong commercial and industrial markets and continued strong demand in the HVAC channel resulting from the SEER 13 federal energy legislation enacted in January 2006. Mechanical Segment sales increased 9.0%. Sales were positive in all divisions across this segment, ranging from mid-single digits to high teens percentage increases compared to the same period last year.

Gross Margins for the quarter were 23.4%, compared to 20.3% in the first quarter of 2005. Although material costs, specifically copper and aluminum, continued to increase and have a significant impact on the quarter, new products, productivity, pricing actions and positive product mix across our entire business drove the 3.1 percentage point improvement. The raw material cost increases resulted primarily from increases in the costs of copper and aluminum.

Operating expenses were $49.7 million (12.5% of sales) versus $42.6 million (12.6% of sales) in first quarter of 2005. Included in operating expenses in 2006 was $0.9 million related to the adoption of SFAS 123(R) and the expensing of all equity-related awards. This amount compares to $0.3 million in the prior year period. Also included in operating expenses for the first quarter of 2006, was $2 million of expense related to the REGAL-BELOIT Supplemental Executive Retirement Plan resulting from a change in assumptions associated with retirement benefits for certain key executives. Income from operations was $43.6 million versus $25.9 million in the first quarter of 2005, an increase of 68.3%. As a percent of sales, income from operations was 11.0% in 2006 versus 7.7% for the first quarter of 2005. This increase reflected contribution from new products, pricing actions, productivity, and the leveraging of fixed costs.

Net interest expense was $4.7 million versus $5.4 million in the first quarter of 2005. This decrease was due to the lower level of our debt outstanding which was primarily driven by the cash generated in 2005 and the application of the net proceeds from our August 2005 stock offering offset, in part, by higher interest rates. The tax rate for the quarter was 36.8%. The rate was impacted by the distribution of income, which was weighted to higher tax rate countries such as the United States. Net income for the first quarter of 2006 was $23.8 million, an increase of 93.6% versus the $12.3 million reported in same period of 2005. Fully diluted earnings per share was $0.72 as compared to $0.41 per share reported in the first quarter of 2005. The average number of diluted shares was 32,957,209 as compared to 30,244,393 last year. The increase reflects the primary shares we issued in our third quarter 2005 stock offering and the added dilutive impact of the Company’s convertible senior subordinated debt resulting from the increase in the price of our stock.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $297.1 million at April 1, 2006, a 10.7% increase from $268.5 million at year-end 2005. The $28.6 million increase was due primarily to a $43.5 million accounts receivable increase resulting primarily from increased sales in the first quarter of 2006, partially offset by a $25.7 million increase in accounts payable. The ratio of our current assets to our current liabilities (“current ratio) of 2.2:1 at April 1, 2006 was unchanged from year-end 2005.

Net cash used in operating activities was $2.3 million in the first quarter of 2006 as compared to $0.8 million used in 2005’s first quarter. During the first quarter of 2006, increases in our accounts receivable and inventories more than offset the positive cash provided by net income and an accounts payable increase. Net cash used in investing activities was $6.8 million in the first quarter of 2006, below the $13.2 million used in last year’s first quarter, due primarily to the $5.2 million sale of our Grafton, Wisconsin facility in 2006. Additions to property, plant and equipment of $7.3 million in the first quarter of 2006 were virtually unchanged from $7.2 million in comparable period of 2005. At April 1, 2006, we had $7.2 million of outstanding commitments for future capital expenditures. Our cash flow provided by financing activities was $6.1 million during the first quarter of 2006.

Our outstanding long-term debt increased from $386.3 million at December 31, 2005 to $389.0 million at April 1, 2006. Of our total long-term debt, $270.6 million was outstanding under our $475 million unsecured revolving credit facility that expires on May 5, 2009 (the “Facility”). The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. We also pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA. At April 1, 2006, the Company’s margin above LIBOR was .875% and our commitment fee rate was .20%; these margins will decrease to .75% and .15%, respectively, on May 15, 2006 in accordance with the Facility. The Facility requires us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these tests as of April 1, 2006.

In addition to the Facility, at April 1, 2006 we also had $115 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, $30 million of short-term commercial paper borrowings and $4.7 million of other senior debt. At April 1, 2006, our borrowing availability under the Facility was $171.3 million based on the Facility’s credit limit.

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

Index

Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (“SFAS 123(R)”)”, which requires companies to expense the value of employee stock options and similar equity-based awards. This SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) was adopted by the Company on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company accounted for equity-based awards under the intrinsic method and compensation expense was included in a proforma footnote disclosure. Operating income has been reduced by $0.9 million of equity-based compensation in the three months ended April 1, 2006 compared to $0.3 million in the three months ended March 31, 2005. The Company expects to record pretax expense of approximately $2.7 million for the 2006 fiscal year.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At April 1, 2006, we had $146.6 million of fixed rate debt and $273.7 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at April 1, 2006, would result in a change in after-tax annualized earnings of approximately $1.0 million.

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

In the first quarter of 2006, $1.4 million of net decreased hedge value was recorded in AOCI. At April 1, 2006, we had a balance of $4.8 million in assets, $0.2 million in liabilities and a net after tax gain of $3.3 million in AOCI, representing the fair market value of cash flow commodity and foreign currency hedges. Of the total assets, liabilities and AOCI related to derivatives at April 1, 2006, $0.3 million, $0.1 million and $0.2 million, respectively, were related to currency hedges, with the balance relating to commodity hedges.

Index

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

PART II - OTHER INFORMATION

Items 2, 3 and 5 are inapplicable and have been omitted.

ITEM 1A. RISK FACTORS

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the 2005 Annual Report on Form 10-K.

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of April 1, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at April 1, 2006 are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

Index

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1
Shareholder Value Added Executive Officers Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated April 28, 2006 (File No. 001-07283)]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL-BELOIT CORPORATION (Registrant)

Date: May 11, 2006	By:	/s/ David A. Barta

Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

Index

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Shareholder Value Added Executive Officers Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to REGAL-BELOIT CORPORATION’S Current Report on Form 8-K dated April 28, 2006 (File No. 001-07283)]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Index