Form 10-Q
period 2006-08-08
REGAL BELOIT CORP
filed 2006-08-09
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 1, 2006 or
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
YES ☐ NO ☒

30,873,784 Shares, Common Stock, $.01 Par Value (as of July 25, 2006)

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

Index
PART I - FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
ITEM I. FINANCIAL STATEMENTS
ASSETS	(Unaudited)	(From Audited Statements)
	July 1, 2006	December 31, 2005
Current Assets:
Cash and Cash Equivalents	$24,570	$32,747
Receivables, less Allowances for Doubtful Accounts of
$5,522 in 2006 and $2,653 in 2005	257,429	197,118
Inventories	231,942	224,316
Prepaid Expenses and Other Current Assets	28,310	16,121
Future Income Tax Benefits	15,133	16,978
Total Current Assets	557,384	487,280

Property, Plant and Equipment:
Land and Improvements	17,955	18,624
Buildings and Improvements	99,816	100,036
Machinery and Equipment	335,023	336,171
Property, Plant and Equipment, at Cost	452,794	454,831
Less - Accumulated Depreciation	(201,308)	(210,502)
Net Property, Plant and Equipment	251,486	244,329

Goodwill	547,390	546,168
Purchased Intangible Assets, net of Amortization	45,321	45,674
Other Noncurrent Assets	19,669	19,103
Total Assets	$1,421,250	$1,342,554

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$111,908	$82,513
Commercial Paper Borrowings	45,000	25,000
Dividends Payable	4,320	3,985
Accrued Compensation and Employee Benefits	46,636	41,127
Other Accrued Expenses	54,179	46,559
Income Taxes Payable	10,690	18,923
Current Maturities of Long-Term Debt	1,269	684
Total Current Liabilities	274,002	218,791

Long-Term Debt	346,906	386,332
Deferred Income Taxes	59,694	59,993
Other Non-Current Liabilities	25,008	18,394
Minority Interest in Consolidated Subsidiaries	9,990	11,048

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized,
31,635,384 issued in 2006 and 31,429,736 issued in 2005	316	315
Additional Paid-In Capital	323,433	316,426
Less-Treasury Stock, at cost, 774,100 shares in 2006 and 2005	(15,228)	(15,228)
Retained Earnings	391,947	343,161
Unearned Compensation	--	(657
Accumulated Other Comprehensive Income	5,182	3,979
Total Shareholders’ Investment	705,650	647,996
Total Liabilities and Shareholders’ Investment	$1,421,250	$1,342,554
See accompanying notes to Condensed Consolidated Financial Statements

Index
REGAL-BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Net Sales	$435,269	$368,768	$833,595	$706,591

Cost of Sales	331,244	288,950	636,290	558,329

Gross Profit	104,025	79,818	197,305	148,262

Operating Expenses	46,159	44,007	95,821	86,586

Income From Operations	57,866	35,811	101,484	61,676

Interest Expense	5,454	5,894	10,249	11,348

Interest Income	140	28	260	76

Income Before Taxes and Minority Interest	52,552	29,945	91,495	50,404

Provision For Income Taxes	18,847	10,996	33,189	18,638

Income Before Minority Interest	33,705	18,949	58,306	31,766

Minority Interest in Income, Net of Tax	396	504	1,209	1,035

Net Income	$33,309	$18,445	$57,097	$30,731

Per Share of Common Stock:

Earnings Per Share - Basic	$1.08	$.63	$1.86	$1.06

Earnings Per Share - Assuming Dilution	$.99	$.62	$1.71	$1.03

Cash Dividends Declared	$.14	$.13	$.27	$.25

Average Number of Shares Outstanding-Basic	30,816,156	29,064,518	30,759,004	29,049,209
Average Number of Shares Outstanding-
Assuming Dilution	33,644,909	29,720,400	33,301,719	29,982,397

See accompanying notes to Condensed Consolidated Financial Statements.

Index
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	(Unaudited) Six Months Ended
	July 1, 2006	June 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,097	$30,731
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	16, 826	18,845
Gain on sale of assets	(1,850)	(101)
Stock-based compensation expense	1,725	416
Change in assets and liabilities	(37,568)	(16,297)
Net cash provided by operating activities	36,230	33,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,873)	(15,549)
Purchases of short-term investments	(10,263)	--
Business acquisitions, net of cash acquired	(10,962)	(5,490)
Sale of property, plant and equipment	15,541	4,156
Other, net	--	(344)
Net cash used in investing activities	(23,557)	(17,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(38,841)	(11,018)
Proceeds from commercial paper borrowings	20,000	--
Dividends paid to shareholders	(7,980)	(6,968)
Proceeds from the exercise of stock options	4,239	1,146
Excess tax benefits from stock-based compensation	1,750	163
Distribution to minority partners	--	(1,315)
Net cash used in financing activities	(20,832)	(17,992)

EFFECT OF EXCHANGE RATE ON CASH	(18)	(584)

Net decrease in cash and cash equivalents	(8,177)	(2,209)
Cash and cash equivalents at beginning of period	32,747	31,275
Cash and cash equivalents at end of period	$24,570	$29,066

Cash paid for:
Interest	$10,189	$10,628
Income taxes	$37,852	$5,497

 See accompanying notes to Condensed Consolidated Financial Statements.

Index
REGAL-BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

2. SHORT-TERM INVESTMENTS

Short-term marketable investments include investments with maturities of greater than three months and less than one year. Such marketable investments were classified as available-for-sale and are reported at fair market value and classified within Prepaid Expenses and Other Current Assets. Mark-to-market gains on such investments are not material.

3. INVENTORIES

Cost for approximately 82% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	July 1, 2006	December 31, 2005
Raw Material	15%	13%
Work-in Process	27%	25%
Finished Goods and Purchased Parts	58%	62%

4. COMPREHENSIVE INCOME

The Company's comprehensive income for the second quarter and first six months of 2006 and 2005 was as follows:

	(In Thousands of Dollars)
	Second Quarter Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Net income as reported	$33,309	$18,445	$57,097	$30,731
Comprehensive income (expense) from:
Cumulative translation adjustments	296	(729)	512	(1,978)
Changes in fair value of hedging activities,
net of tax	2,641	2,409	4,628	5,108
Hedging activities reclassified into earnings
from accumulated other comprehensive
income (“AOCI”), net of tax	(529)	(73)	(3,924)	(1178)
Additional Pension Liability	--	--	(13)	--
Comprehensive income	$35,717	$20,052	$58,300	$32,683

Index
5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the second quarter and first six months of 2006 and 2005:

	(In Thousands of Dollars)
	Second Quarter Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Beginning balance	$5,652	$5,237	$5,679	$5,007
Deduct: Payments	(1,761)	(1,149)	(3,120)	(2,805)
Add: Provision	1,618	1,527	2,950	3,413
Ending balance	$5,509	$5,615	$5,509	$5,615

6. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical:

	(Unaudited)
	Mechanical Segment				Electrical Segment
	Second Quarter		Six Months		Second Quarter		Six Months
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Net Sales	$53,042	$51,546	$106,003	$100,147	$382,227	$317,222	$727,592	$606,444
Income from
Operations	$7,134	$3,139	$10,841	$5,876	$50,732	$32,672	$90,643	$55,800
% of Net Sales	13.4%	6.1%	10.2%	5.9%	13.3%	10.3%	12.5%	9.2%
Goodwill at end of
period	530	530	530	530	546,860	553,508	546,860	553,508

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the six months ending July 1, 2006 were as follows:

	(In Thousands of Dollars)
	Electrical Segment	Mechanical Segment	Total
Balance as of December 31, 2005	$545,638	$530	$546,168
Acquisition of Sinya (see Note 14)	1,222	--	1,222
Balance as of July 1, 2006	$546,860	$530	$547,390

Other intangible assets consisted of the following:

Summary of Intangible Assets with Definite Lives

		(In Thousands of Dollars)
		July 1, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	5 years	$5,329	$816	$4,513
Trademarks	3 - 5 years	4,960	2,446	2,514
Patents	9 - 10.5 years	15,410	2,336	13,074
Engineering Drawings	10 years	1,200	187	1,013
Customer Relationships	10 years	28,600	4,393	24,207
Total		$55,499	$10,178	$45,321

Index

		December 31, 2005
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	5 years	$2,440	$520	$1,920
Trademarks	3 - 5 years	4,960	1,760	3,200
Patents	9 - 10.5 years	15,410	1,565	13,845
Engineering Drawings	10 years	1,200	127	1,073
Customer Relationships	10 years	28,600	2,964	25,636
Total		$52,610	$6,936	$45,674

Estimated Amortization (In Thousands)

2006	2007	2008	2009	2010	Thereafter
$ 6,769	$ 6,958	$ 5,846	$ 5,783	$ 5,100	$ 18,138

Amortization expense recorded for the three months ended July 1, 2006 was $1.6 million. We perform an annual evaluation of our goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

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

Under APB 25, the value of the restricted stock grants was reflected as a separate component reducing Shareholders’ investment equity with an offsetting increase to Paid-in Capital. Accordingly, as of December 31, 2005 the unamortized value of the restricted stock grant amounting to $0.7 million was reflected as a separate component of Shareholder’s Investment. As a result of the adoption of SFAS 123(R), the unamortized value of restricted stock grants as of April 1, 2006 in the amount of $0.5 million has been reclassified to Paid-in Capital.

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

During the three and six months ended July 1, 2006, the Company recognized approximately $0.9 million and $1.7 million, respectively, in share-based compensation expense. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient. As of July 1, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $7.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.17 years. The total income tax benefit recognized relating to share-based compensation for the three and six months ended July 1, 2006 was approximately $1.3 million and $1.8 million, respectively.

Under the Company’s 1998 and 2003 stock plans, the Company is authorized to deliver up to 2.5 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Approximately 0.6 million shares were available for future grant or payment under the various plans at July 1, 2006.

Index
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

The per share weighted average fair value of stock options granted during the three months ended July 1, 2006 and June 29, 2005 was $18.27 and $9.11, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	(In Thousands of Dollars)
	Three Months Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Average risk-free interest rate	4.75%	4.0%	4.52%	3.9%%
Expected dividend yield	1.3%	1.98%	1.39%	1.63%%
Expected volatility	30.63%	34%	27.23%	34%%
Expected term (years)	8.0%	7.0%	8.0%	7.0%%

The average risk-free interest rate is based on the weighted average of the five-year and ten-year U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of our common stock as of the grant date. The Company determined expected volatility using a weighted average of daily historical volatility of our stock price over a period equal to the estimated remaining option life. The Company determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

A summary of stock option activity during the three and six months ended July 1, 2006 is as follows:

	Second Quarter Ended July 1, 2006				Six Months Ended July 1, 2006
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares
under option:
Outstanding at
beginning of
period	1,908,800	$24.92			1,798,317	$23.27
Granted	44,202				252,600
Exercised	129,900				214,417
Forfeited	10,352				23,750
Outstanding at
end of period	1,812,750		6.0	$34.3	1,812,750		6.0	$34.3
Exercisable at
end of period	1,121,210	$22.47	4.6	$24.3	1,121,210	$22.47	4.6	$24.3

The table below presents stock option activity for the three-month and six-month periods ended July 1, 2006 and June 29, 2005:

	(In Thousands of Dollars)
	Second Quarter Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Total intrinsic value of stock options exercised	$3,727	$272	$4,952	$418
Cash received from stock option exercises	2,876	878	4,239	1,146
Income tax benefit from the exercise of stock
options	1,300	108	1,750	163
Total fair value of stock options vested	8,652	8,277	8,652	8,277

Index
Restricted Stock

The Company also granted restricted stock awards to certain employees. The Company recorded compensation pretax expense associated with the stock grants amounting to $0.3 million and $0.2 million for the three months ending July 1, 2006 and June 29, 2005, respectively. The Company recorded pretax expense for the six months ended July 1, 2006 and June 29, 2005 of $0.5 million and $0.4 million, respectively. Restrictions generally lapse over a period of three years. The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three and six months ended July 1, 2006 is as follows:

	Second Quarter Ended July 1, 2006			Six Months Ended July 1, 2006
	Shares	Wtd. Avg. Fair Value	Aggregate Intrinsic Value (in millions)	Shares	Wtd. Avg. Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock balance at beginning of
period	88,175	$31.51		44,175	$26.68
Granted	3,000	47.25		47,000	37.06
Restrictions lapsed	-	-		-	-
Forfeited	-	-		-	-
Restricted stock balance at July 1, 2006	91,175	$32.03	$ 4.0	91,175	$32.03	$ 4.0

Prior Year Pro forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123(R) had been applied for all outstanding and unvested awards prior to the adoption of SFAS 123(R):

	(In Thousands of Dollars)
	Second Quarter Ended	Six Months Ended
	June 29, 2005	June 29, 2005
Net income, as reported	$18,445	$30,731
Add: Share-based employee compensation
expense included in reported net income,
net of related tax effects	102	262
Deduct: Total share-based employee
compensation expense determined under
fair value-based method for all awards, net
of related tax effects	(415)	(882)
Pro forma net income	$18,132	$30,111
Earnings per share:
Basic - as reported	$.63	$1.06
Basic - pro forma	$.62	$1.04
Diluted - as reported	$.62	$1.03
Diluted - pro forma	$.61	$1.01

9. RESTRUCTURING ACTIVITIES

During the three month period ended July 1, 2006, the Company recorded restructuring costs of $1.4 million related to the restructuring of the electric generator business and related to the rationalization of two motor product lines. The asset and inventory write-downs and severance costs were included in cost of sales. The Company expects to complete the electric generator restructuring activities by March 2007 and anticipates minimal additional restructuring expenses.

Index
10. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars)
	Second Quarter Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Service cost	$940	$651	$1880	$1,302
Interest cost	1048	886	2188	1,772
Expected return on plan assets	(1,225)	(1,123)	(2,450)	(2,246)
Amortization of prior service cost	123	32	246	64
Amortization of net loss	868	244	3,170	488
Net periodic benefit expense	$1,754	$690	$5,034	$1,380

In the second quarter and first six months of 2006, the Company contributed $0.25 million and $0.38 million, respectively, to defined benefit pension plans. The Company contributed $.11 million in both the second quarter and first six months of 2005. The Company expects to contribute an additional $.97 million over the balance of 2006, for a total of $1.35 million in 2006 contributions. The Company contributed a total of $0.33 million in 2005. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2005 Annual Report on Form 10-K.

11. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows:
	(In Thousands)
	Second Quarter Ended		Six Months Ended
	July 1, 2006	June 29, 2005	July 1, 2006	June 29, 2005
Denominator for basic EPS - weighted
average shares	30,816	29,065	30,759	29,049
Effect of dilutive securities	2,829	665	2,543	933
Denominator for diluted EPS	33,645	29,720	33,302	29,982

The increase from June 29, 2005 of 2.2 million dilutive securities in the quarter ended July 1, 2006, was due primarily to the effect of shares attributable to the Company’s convertible senior subordinated debt. Options for common shares where the exercise price was above the market price at July 1, 2006, totaling 14,500 shares, and at June 29, 2005, totaling 376,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

12. CONTINGENCIES

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

Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million. In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential, incidental and punitive damages incurred by it and by its customers, totaling an additional $100 million. Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations. Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed. Enron Wind has filed a motion with the court seeking a declaration that Marathon had an obligation under the Warranty Agreement to repair or replace the generators in the first instance regardless of whether an actual breach of warranty had occurred. The court has held hearings on both motions, but has not yet ruled.

Index
The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of July 1, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at July 1, 2006 are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

13. DERIVATIVE INSTRUMENTS

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

These contracts are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of a hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact of ineffectiveness was immaterial in the second quarters and six months of 2006 and 2005.

In the second quarter and first six months of 2006, $2.1 million and $.7 million of net increased fair market value of derivative instruments, respectively, was recorded in AOCI. For the comparable periods of 2005, the net increased fair market value of derivative instruments recorded in AOCI was $2.3 million and $3.9 million, respectively. At July 1, 2006, the Company had a balance of $8.5 million in assets, $5.2 million in liabilities and a net after tax unrealized gain of $5.5 million in AOCI. At June 29, 2005, the Company had a balance of $4.7 million in assets and a net after tax gain of $2.9 million in AOCI. At July 1, 2006, all $8.5 million of the total assets, $4.2 million of the total liabilities and $6.5 million of AOCI gains related to commodity hedges, while $1.0 million of the liabilities and $1.0 million of AOCI losses related to foreign currency hedges. The Company estimates that all but $.2 million of the net gains or losses will be reclassified from AOCI to the income statement within the next 12 months, based on valuations at July 1, 2006.

14. ACQUISITIONS AND DIVESTURES

On May 1, 2006, the Company completed the acquisition of selected assets and liabilities of Changzhou Sinya Electromotor Co. Ltd., Jiangsu Southern Sinya Electric Co. Ltd. and Changzhou Xiesheng Plastic Co. Ltd. (collectively “Sinya”). Sinya operations are located in Changzhou, China and will primarily produce electric motors for the HVAC industry. The financial results for the business will be included in the Electrical Segment. The purchase price was approximately $13.0 million, subject to final working capital adjustments.

The preliminary allocation of the purchase price was as follows:

(In Millions of Dollars)
Cash	$2.6
Accounts receivable	4.2
Inventories	9.2
Plant, property and equipment	5.7
Goodwill	1.2
Intangibles	2.9
Other assets	.8
Total assets	$26.6

Accounts payable	$7.8
Accrued liabilities	5.8
Paid in capital	13.0
Total liabilities and equity	$26.6

On May 8, the Company announced that it had completed the sale of substantially all of the assets of the Company’s Regal Cutting Tools business to YG-1 Co. Ltd. for $7.7 million. The Company recorded a net gain of $.2 million which was included as a reduction of operating expenses.

Index
During the second quarter, the Company disposed of real property located in New Bedford, Massachusetts. The proceeds from the sale were $2.6 million. The Company recorded a net gain of $1.6 million which was included as a reduction of operating expenses.

On February 7, 2005, the Company acquired 95% ownership of Changzhou Modern Technologies Co., LTD. (“CMT”). CMT is located in Changzhou, China and is producing fractional electric motors. The purchase price was $3.23 million which the Company is paying over a three-year period. A second payment of $565,000 was made in February 2006.

15. DEBT

The Company’s indebtedness, as of July 1, 2006 and December 31, 2005 was as follows:

	(In Thousands of Dollars)
	July 1, 2006	December 31, 2005
Revolving credit facility (“Facility”)	$228,500	$267,100
Commercial paper	45,000	25,000
Industrial revenue bonds and other	4,675	4,916
Sub-total - Senior indebtedness	278,175	297,016

Convertible senior subordinated debentures (“2.75% Convertible Notes”)	115,000	115,000
Total debt	393,175	412,016
Less: current debt	(46,269)	(25,684)
Total long-term debt, less current maturities	$346,906	$386,332

Borrowings under the Facility bear interest at 30-day LIBOR plus a borrowing spread of .75%. All Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Facility. At July 1, 2006, the non-use fee was 0.15%. The Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest coverage ratios, maximum leverage, and minimum net worth. As of July 1, 2006 the Company was in compliance with all debt covenants.

There were $45.0 million of commercial paper borrowings outstanding at July 1, 2006, all of which had original maturity terms of 90 days or less and had a weighted interest rate of 5.33%. Total commercial paper outstanding cannot exceed $50 million under the terms of the Facility. The Facility provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $475.0 million.

The Company’s $115,000,000, 2.75% convertible subordinated notes are convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price of $33.23 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 15, 2024. Holders that exercise their right to convert the notes will receive up to the principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 1, 2006.

16. RELATED PARTY TRANSACTIONS

There were no related party transactions in the period ending July 1, 2006. This compares to the quarter ended June 29, 2005 during which General Electric Company (“GE”) was a “related party.”

As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued to GE 4,559,048 shares of common stock (approximately 15% of the Company’s common stock issued). In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. Included in accounts payable on June 29, 2005 was $13.8 million consisting of amounts payable to GE related to trade payables, transition services fees payable, and other payables of the businesses acquired from GE in 2004. The amount paid to GE during the second quarter and first six months of 2005 for these items and other liabilities arising at closing was $28.4 million and $85.0 million, respectively. The amount expensed in the second quarter and first half of 2005 for transition services was $4.7 million and $8.4 million, respectively, which was recorded in operating expenses. In 2005, GE sold all of the shares of the Company’s stock received in the HVAC Motors and Capacitors sale transaction, and, therefore, GE is no longer considered a “related party” of the Company.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW

End markets for the Company’s products continued to show strength during the second quarter of 2006. Net sales increased 18.0% to $435.3 million from $368.8 million in the second quarter of 2005. Net income in the second quarter of 2006 increased 80.6% to $33.3 million as compared to $18.4 million in the comparable period of 2005. Diluted earnings per share for the second quarter of 2006 increased 60.0% to $.99 as compared to $.62 for the second quarter of 2005.

The Company completed the acquisition of selected assets and liabilities of “Sinya” on May 1, 2006. (See note 14 to the notes to condensed consolidated financial statements). Results for this business are included in the Electrical Segment. The Company also completed the sale of substantially all of the assets of the Regal Cutting Tools business on May 4, 2006, the year-to-date results for which are included in results from operations.

RESULTS OF OPERATIONS

Second Quarter 2006 versus Second Quarter 2005

Sales for the second quarter of 2006 were $435.3 million, which was an 18.0% increase over the $368.8 million reported for the second quarter of 2005. The divestures in the Mechanical Segment of the Regal Cutting Tools (completed May 2006) and Illinois Gear (completed May 2005) businesses reduced sales by approximately $4.0 million. Sinya contributed sales of $10.2 million for the second quarter of 2006. Excluding the impact of the sales related to the acquisition and divestitures, sales increased 16.4%.
	(In Millions of Dollars)
	Three Months Ended July 1, 2006	Three Months Ended June 29, 2005%
Sales as Reported	$435.3	$368.8	+18.0
Acquisition Sales	(10.2)
Divested Sales	4.0
Adjusted Sales	$429.1	$368.8	+16.4

The strong demand for our products that was reported in the first quarter of 2006 continued into the second quarter with all but two of our operating divisions reporting increased sales as compared to the second quarter of 2005. Electrical Segment sales increased 20.5% as compared to the second quarter of 2005. Sales for this segment showed strength in all product lines except China generator sales, which have been adversely impacted by the improving power infrastructure and reliability. Sales of Commercial and Industrial motors increased 16.0%, sales of HVAC motors and capacitors increased 25.3% including the sales attributable to Sinya and sales of generators increased 20.1%. Mechanical Segment sales increased 2.9%. The divestiture of the Cutting Tool and Illinois Gear businesses reduced segment sales by approximately $4.0 million. All divisions across this Segment experienced sales increases except for the Richmond Gear business which has been adversely impacted by the high gasoline prices that have affected the end markets for this business.

Gross margin for the second quarter of 2006 was 23.9%, as compared to 21.6% for the prior year period. Although material costs continued to put significant pressure on margins during the quarter, new products, enhanced productivity, pricing actions and positive product mix across our entire business drove the 2.3 percentage point margin improvement. The raw material cost increases resulted primarily from increases in the costs of copper and aluminum. Also included in cost of sales was $1.4 million of expense in the second quarter of 2006 related to restructuring actions in the Electrical Segment. The majority of this cost related to restructuring activities in the Company’s generator business.

Operating expenses were $46.2 million (10.6% of sales) versus $44.0 million (11.9% of sales) in second quarter of 2005. Included in operating expenses in the second quarter of 2006 was a $1.6 million gain resulting from the sale of real property in the Mechanical Segment. Operating expenses in the second quarter of 2006 also included $.9 million related to the expensing of equity compensation. This amount compares to $.2 million in the prior year period resulting from the expense related to restricted stock awards. Income from operations was $57.9 million in the second quarter of 2006 versus $35.8 million in the comparable period of 2005, an increase of 61.7%. As a percent of sales, income from operations was 13.3% vs. 9.7% for the second quarter of 2005.  This increase reflected the contribution from new products, pricing actions, enhanced productivity, and the leveraging of fixed costs.

Index

Net interest expense was $5.3 million in the second quarter of 2006 versus $5.9 million in the second quarter of 2005. This decrease was driven by the lower level of debt outstanding, coupled with a resulting decrease in the Company’s borrowing premium over LIBOR. The decrease in debt was primarily driven by the cash generated in the second half of 2005, including the net proceeds from our August 2005 stock offering. The impact from the lower debt level was partially offset by increases in the underlying interest rate.

The tax rate for the second quarter of 2006 was 35.9% as compared to 36.7% for the comparable period of 2005. Net income for the quarter was $33.3 million, an increase of 80.6% versus the $18.4 million reported in the second quarter of 2005. Fully diluted earnings per share was $.99 which compared to the $.62 reported in the comparable period of 2005. The average number of diluted shares during the quarter was 33,644,909 as compared to 29,720,400 for the same period last year. The increase reflects the primary shares we issued in our third quarter 2005 stock offering and the added dilutive impact of the Company’s convertible senior subordinated debt resulting from the increase in the price of our stock.

Six Months Ended July 1, 2006 versus Six Months Ended June 29, 2005

Sales for the six months ended July 1, 2006 were $833.6 million, which is an 18.0% increase over the $706.6 million reported for the comparable period of 2005. The divestitures in the Mechanical Segment of the Regal Cutting Tools (completed May 2006) and Illinois Gear (completed May 2005) businesses reduced sales by approximately $5.8 million. The Sinya business reported sales of $10.2 million for the period ending July 1, 2006. Excluding the impact of the sales related to the acquisition and divestitures, sales increased 17.4%.
	(In Millions of Dollars)
	Three Months Ended July 1, 2006	Three Months Ended June 29, 2005%
Sales as Reported	$833.6	$706.6	+18.0
Acquisition Sales	(10.2)
Divested Sales	5.8
Adjusted Sales	$829.2	$706.6	+17.4

We saw strong demand for our products throughout the first half of 2006, driven by strong end market activity, including the impact of the SEER 13 federal energy legislation enacted in January of 2006. Electrical Segment sales increased 20.0% as compared to the first six months of 2005. Sales for this segment showed strength in all product lines except China generator sales that have been adversely impacted by the improving power infrastructure and reliability in China. Included in these results are the results for the Sinya business acquired on May 1, 2006. Mechanical Segment sales increase 5.8%. The divestiture of the Regal Cutting Tool and Illinois Gear businesses reduced segment sales during the first half of 2006 by approximately $5.8 million over the same period last year.

Gross margin for the six months ended July 1, 2006 was 23.7%, which is an improvement of 2.7 percentage points over the comparable period of 2005. Material costs had a significant impact on the first six months of 2006; however, the contribution from new products, productivity efforts, pricing actions and positive product mix across our entire business drove the margin improvement. The raw material cost increases resulted primarily from increases in the costs of copper and aluminum. Also included in cost of sales was $1.4 million of expense recorded in the second quarter of 2006 related to restructuring actions in the Electrical Segment. The majority of this cost related to restructuring activities in the Company’s generator business.

Operating expenses were $95.8 million (11.5% of sales) versus $86.6 million (12.3% of sales) in the comparable period of 2005. Included in operating expenses in the first half of 2006 was a second quarter $1.6 million gain resulting from the sale of real property in the Mechanical Segment. Operating expenses for the first half of 2006 also included $2.0 million of expense related to the REGAL-BELOIT Supplemental Executive Retirement Plan resulting from a change in assumptions associated with retirement benefits for certain key executives. Also included in operating expenses was $1.7 million related to the expensing of equity compensation. This amount compared to $.4 million in the prior year resulting from the expense related to restricted stock awards. Income from operations was $101.5 million versus $61.7 million in the comparable period of 2005, an increase of 64.5%. As a percent of sales, income from operations was 12.2% versus 8.7% for the comparable period of 2005.  This increase reflected the contribution from new products, pricing actions, enhanced productivity, and the improved leveraging of fixed costs.

Net interest expense was $10.0 million versus $11.3 million in the comparable period of 2005. This decrease was driven by the lower level of debt outstanding, coupled with a resulting decrease in the Company’s borrowing premium over LIBOR. The decrease in debt was primarily due to cash generated in the second half of 2005, including the net proceeds from our August 2005 stock offering. The impact from the lower debt level was partially offset by increases in the underlying interest rate.

Index
The tax rate for the six month period ended July 1, 2006 was 36.3% as compared to 37.0% for the comparable period of 2005. Net income was $57.1 million, an increase of 86.0% versus the $30.7 million reported in the comparable period of 2005. Fully diluted earnings per share was $1.71, 66% greater than the $1.03 reported in the comparable period of 2005. The average number of diluted shares was 33,301,719 as compared to 29,982,397 last year. The increase reflects the primary shares we issued in our third quarter 2005 stock offering and the added dilutive impact of the Company’s convertible senior subordinated debt resulting from the increase in the price of our stock.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $283.4 million at July 1, 2006, a 5.5% increase from $268.5 million at year-end 2005. The $14.9 million increase was due primarily to a $60.3 million accounts receivable increase resulting for the most part from increased sales in the first half of 2006, partially offset by a $29.4 million increase in accounts payable and $20.0 million of higher commercial paper borrowings. The ratio of our current assets to our current liabilities (“current ratio”) was 2.0:1 at July 1, 2006, compared to 2.2:1 at year-end 2005.

Net cash provided by operating activities was $36.2 million in the first half of 2006 as compared to $33.6 million in 2005’s first six months. During the first half of 2006, net income and depreciation and amortization more than offset the negative cash flow impact of changes in assets and liabilities excluding short-term debt. Net cash used in investing activities was $23.6 million in the first half of 2006, above the $17.2 million used in last year’s first six months. Purchases of short-term investments and business acquisitions were the main factors in the increase, partly offset by sales of property, plant and equipment. Additions to property, plant and equipment of $17.9 million in the first half of 2006 were up $2.4 million from $15.5 million in the comparable period of 2005. At July 1, 2006, we had $15.3 million of outstanding commitments for future capital expenditures. Capital expenditures for the remainder of 2006 are expected to be $32.0 million to $37.0 million. Our cash flow used in financing activities was $20.8 million during the first half of 2006 as compared to $18.0 million in the first six months of 2005.

Our outstanding long-term debt decreased to $346.9 million at July 1, 2006 from $386.3 million at December 31, 2005. The decrease was due primarily to the combination of a $20.0 million increase in commercial paper proceeds and positive cash flow. Of our total long-term debt, $228.5 million was outstanding under our $475 million unsecured revolving credit facility that expires on May 5, 2009 (the “Facility”). The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. We also pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA. At July 1, 2006, the Company’s margin above LIBOR was .75% and our commitment fee rate was .15%. The Facility requires us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these tests as of July 1, 2006.

In addition to the Facility, at July 1, 2006 we also had $115 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, $45 million of short-term commercial paper borrowings and $4.7 million of other senior debt. At July 1, 2006, our borrowing availability under the Facility was $198.4 million based on the Facility’s credit limit.

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

Index
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

New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (“SFAS 123(R)”)”, which requires companies to expense the value of employee stock options and similar equity-based awards. This SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) was adopted by the Company on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company accounted for equity-based awards under the intrinsic method and compensation expense was included in a proforma footnote disclosure. Operating income has been reduced by $0.9 million of equity-based compensation in the three months ended July 1, 2006 compared to $0.2 million in the three months ended June 29, 2005. For the six months ended July 1, 2006 and June 29, 2005, operating income was reduced by $1.7 million and $.4 million, respectively, for equity-based compensation. The Company expects to record pretax expense of approximately $3.5million for the 2006 fiscal year.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At July 1, 2006, we had $161.5 million of fixed rate debt and $231.7 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at July 1, 2006, would result in a change in after-tax annualized earnings of approximately $.9 million.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing copper, aluminum and natural gas commodity prices. Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

Index
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

In the second quarter and first six months of 2006, $2.1 million and $.7 million of net increased fair market value of derivative instruments was recorded in AOCI. At July 1, 2006, we had a balance of $8.5 million in assets, $5.2 million in liabilities and a net after tax unrealized gain of $5.5 million in AOCI, representing the fair market value of cash flow commodity and foreign currency hedges. Of the total assets, liabilities and AOCI related to derivatives at July 1, 2006, -0- million, $1.0 million and $1.0 million, respectively, were related to currency hedges, with the balance relating to commodity hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Enron Wind is seeking to recover the purchase price of the generators and transportation costs totaling about $21 million. In addition, although the Warranty Agreement contains a waiver of consequential, incidental, and punitive damages, Enron Wind claims that this limitation is unenforceable and seeks recovery of consequential, incidental and punitive damages incurred by it and by its customers, totaling an additional $100 million. Enron Wind has asserted claims of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, and intentional interference with contractual relations. Marathon has filed a motion with the court seeking to have many of Enron Wind’s claims dismissed. Enron Wind has filed a motion with the court seeking a declaration that Marathon had an obligation under the Warranty Agreement to repair or replace the generators in the first instance regardless of whether an actual breach of warranty had occurred. The court has held hearings on both motions, but has not yet ruled.

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of July 1, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at July 1, 2006 are immaterial.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The company held its Annual Meeting of Shareholders on April 26, 2006.

(b)	The Directors elected at the meeting and those continuing after the Annual Meeting:

Class A Directors	Class B Directors	Class C Directors
Henry W. Knueppel	James L. Packard	Stephen N. Graff
Dean A. Foate	G. Frederick Kasten	Thomas J. Fischer
Curtis W. Stoelting
Christopher L. Doerr

(c)	(1) The Shareholders voted for election of the following Class A Directors to serve until the 2009 Annual Meeting of Shareholders:

	Votes For	Votes Withheld
Henry W. Knueppel	25,465,086	2,471,160
Dean A. Foate	25,718,359	2,217,887

(2) The Shareholders voted for election of the following Class B Director to serve until the 2007 Annual Meeting of Shareholders:

	Votes For	Votes Withheld
James L. Packard	25,435,889	2,500,357

(3) The proposal to approve the Company’s Shareholder Value Added (SVA) Executive Officers Incentive
     Compensation Plan was approved by a vote of 24,557,336 for, 2,586,008 against and 792,902 abstentions.

(4) The proposal to ratify the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm was approved by a vote of 27,151,478 for, 776,374 against and 8,394 abstentions.

Index
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

Date: August 9, 2006

Index

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350