Form 10-Q
period 2006-11-07
REGAL BELOIT CORP
filed 2006-11-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006 or
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
YES ☐ NO ☒

30,927,534 Shares, Common Stock, $.01 Par Value (as of October 31, 2006)

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
•
other risks and uncertainties described in Item 1A “Risk Factors” of the Annual Report on Form 10-K filed on March 15, 2006 and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.

Index
PART I - FINANCIAL INFORMATION
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

		(Derived from
ITEM I. FINANCIAL STATEMENTS		Audited
ASSETS	(Unaudited)	Statments)
	September 30,	December 31,
	2006	2005
Current Assets:
Cash and Cash Equivalents	$40,186	$32,747
Receivables, less Allowances for Doubtful Accounts of
$5,765 in 2006 and $2,653 in 2005	267,381	197,118
Inventories	241,366	224,316
Prepaid Expenses and Other Current Assets	25,622	16,121
Future Income Tax Benefits	16,529	16,978
Total Current Assets	591,084	487,280

Property, Plant and Equipment:
Land and Improvements	17,971	18,624
Buildings and Improvements	100,609	100,036
Machinery and Equipment	352,891	336,171
Property, Plant and Equipment, at Cost	471,471	454,831
Less - Accumulated Depreciation	(207,749)	(210,502)
Net Property, Plant and Equipment	263,722	244,329

Goodwill	547,372	546,168
Purchased Intangible Assets, net of Amortization	43,565	45,674
Other Noncurrent Assets	21,307	19,103
Total Assets	$1,467,050	$1,342,554

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$95,349	$82,513
Commercial Paper Borrowings	47,737	25,000
Dividends Payable	4,327	3,985
Accrued Compensation and Employee Benefits	52,296	41,127
Other Accrued Expenses	53,897	46,559
Income Taxes Payable	20,032	18,923
Current Maturities of Long-Term Debt	907	684
Total Current Liabilities	274,545	218,791

Long-Term Debt	362,176	386,332
Deferred Income Taxes	59,800	59,993
Other Non-Current Liabilities	25,876	18,394
Minority Interest in Consolidated Subsidiaries	11,119	11,048

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized,
31,678,134 issued in 2006 and 31,429,736 issued in 2005	317	315
Additional Paid-In Capital	325,376	316,426
Less-Treasury Stock, at cost, 774,100 shares in 2006 and 2005	(15,228)	(15,228)
Retained Earnings	417,348	343,161
Unearned Compensation	-	(657)
Accumulated Other Comprehensive Income	5,721	3,979
Total Shareholders’ Investment	733,534	647,996
Total Liabilities and Shareholders’ Investment	$1,467,050	$1,342,554
See accompanying notes to Condensed Consolidated Financial Statements

Index
REGAL-BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands of Dollars, Except Per Share Data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 28, 2005	September 30, 2006	September 28, 2005
Net Sales	$419,301	$345,894	$1,252,896	$1,052,485

Cost of Sales	316,231	269,296	952,521	827,643

Gross Profit	103,070	76,598	300,375	224,842

Operating Expenses	50,021	41,990	145,842	128,560

Income From Operations	53,049	34,608	154,533	96,282

Interest Expense	5,038	5,706	15,287	17,053

Interest Income	170	309	430	385

Income Before Taxes and Minority Interest	48,181	29,211	139,676	79,614

Provision For Income Taxes	17,623	9,771	50,812	28,408

Income Before Minority Interest	30,558	19,440	88,864	51,206

Minority Interest in Income, Net of Tax	818	923	2,027	1,958

Net Income	$29,740	$18,517	$86,837	$49,248

Per Share of Common Stock:

Earnings Per Share - Basic	$.96	$.62	$2.82	$1.68

Earnings Per Share - Assuming Dilution	$.89	$.59	$2.60	$1.62

Cash Dividends Declared	$.14	$.13	$.41	$.38

Average Number of Shares Outstanding-Basic	30,888,136	29,912,663	30,802,048	29,339,151
Average Number of Shares Outstanding-
Assuming Dilution	33,440,015	31,234,336	33,347,817	30,399,710

See accompanying notes to Condensed Consolidated Financial Statements.

Index
REGAL-BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	(Unaudited)
	Nine Months Ended
	September 30,	September 28,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,837	$49,248
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	25,835	27,823
Gain on sale of assets	(1,881)	(84)
Stock-based compensation expense	2,665	407
Change in assets and liabilities, net	(60,646)	(12,318)
Net cash provided by operating activities	52,810	65,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(37,689)	(21,734)
Purchases of short-term investments, net	(5,853)	--
Business acquisitions, net of cash acquired	(10,962)	6,612
Sale of property, plant and equipment	15,555	4,246
Other, net	-	(343)
Net cash used in investing activities	(38,949)	(11,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	-	53,145
Repayment of long-term debt, net	(23,933)	(99,193)
Proceeds from commercial paper borrowings, net	22,737	-
Dividends paid to shareholders	(12,301)	(10,749)
Proceeds from the exercise of stock options	5,132	1,316
Excess tax benefits from stock-based compensation	1,960	193
Distribution to minority partners	-	(1,315)
Net cash used in financing activities	(6,405)	(56,603)

EFFECT OF EXCHANGE RATE ON CASH	(17)	(657)

Net increase (decrease) in cash and cash equivalents	7,439	(3,403)
Cash and cash equivalents at beginning of period	32,747	31,275
Cash and cash equivalents at end of period	$40,186	$27,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$15,981	$17,023
Income taxes	$48,804	$31,969

See accompanying notes to Condensed Consolidated Financial Statements.

Index
REGAL-BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying (a) condensed balance sheet as of December 31, 2005, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on March 15, 2006.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

2. SHORT-TERM INVESTMENTS

Short-term marketable investments include investments with original maturities of greater than three months and less than one year. Such marketable investments were classified as available-for-sale and are reported at fair market value and classified within Prepaid Expenses and Other Current Assets. Mark-to-market gains on such investments are not material.

3. INVENTORIES

Cost for approximately 84% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	September 30, 2006	December 31, 2005
Raw Material	14%	13%
Work-in Process	25%	25%
Finished Goods and Purchased Parts	61%	62%

4. COMPREHENSIVE INCOME

The Company's comprehensive income for the third quarter and first nine months of 2006 and 2005 was as follows:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2006	2005	2006	2005

Net income as reported	$29,740	$18,517	$86,837	$49,248
Comprehensive income (expense) from:
Cumulative translation adjustments	(452)	932	60	(1,046)
Changes in fair value of hedging activities,
net of tax	2,357	1,759	6,985	6,867
Hedging activities reclassified into earnings
from accumulated other comprehensive
income (“AOCI”), net of tax	(1,366)	(1,585)	(5,290)	(2,763)
Additional Pension Liability	-	-	(13)	-
Comprehensive income	$30,279	$19,623	$88,579	$52,306

Index
5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the third quarter and nine months of 2006 and 2005:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2006	2005	2006	2005

Beginning balance	$5,509	$5,615	$5,679	$5,007
Deduct: Payments	(1,677)	(1,433)	(4,797)	(4,238)
Add: Provision	2,257	1,602	5,207	5,015
Ending balance	$6,089	$5,784	$6,089	$5,784

6. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical:

	(Unaudited)
	Mechanical Segment				Electrical Segment
	Third Quarter		Nine Months		Third Quarter		Nine Months
	September 30,	September 28,	September 30,	September 28,	September 30,	September 28,	September 30,	September 28,
	2006	2005	2006	2005	2006	2005	2006	2005
Net Sales	$48,931	$49,318	$154,934	$149,465	$370,370	$296,576	$1,097,962	$903,020
Income from
Operations	$5,458	$5,061	$16,299	$10,936	$47,591	$29,547	$138,234	$85,346
% of Net Sales	11.2%	10.3%	10.5%	7.3%	12.8%	10.0%	12.6%	9.5%
Goodwill at end of period	530	530	530	530	546,842	561,200	546,842	561,200

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the nine months ending September 30, 2006 were as follows:

	(In Thousands of Dollars)
	Electrical Segment	Mechanical Segment	Total
Balance as of December 31, 2005	$545,638	$530	$546,168
Acquisition of Sinya (see Note 14)	1,204	--	1,204
Balance as of September 30, 2006	$546,842	$530	$547,372

Purchased intangible assets consisted of the following:

Summary of Purchased Intangible Assets with Definite Lives

		(In Thousands of Dollars)
		September 30, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	5 years	$5,351	$1,119	$4,232
Trademarks	3 - 5 years	4,960	2,790	2,170
Patents	9 - 10.5 years	15,410	2,721	12,689
Engineering Drawings	10 years	1,200	217	983
Customer Relationships	10 years	28,600	5,109	23,491
Total		$55,521	$11,956	$43,565

Index

		(In Thousands of Dollars)
		December 31, 2005
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	5 years	$2,440	$520	$1,920
Trademarks	3 - 5 years	4,960	1,760	3,200
Patents	9 - 10.5 years	15,410	1,565	13,845
Engineering Drawings	10 years	1,200	127	1,073
Customer Relationships	10 years	28,600	2,964	25,636
Total		$52,610	$6,936	$45,674

Estimated Amortization Expense (In Millions of Dollars)

2006	2007	2008	2009	2010
$ 6.8	$ 7.0	$ 5.8	$ 5.8	$ 5.1

Amortization expense recorded for the three months ended September 30, 2006 was $1.7 million. We perform an annual evaluation of our goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

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

Under APB 25, the value of the restricted stock grants was reflected as a separate component reducing Shareholders’ Investment with an offsetting increase to Paid-in Capital. Accordingly, as of December 31, 2005, the unamortized value of restricted stock grants amounting to $0.7 million was reflected as a separate component of Shareholder’s Investment. As a result of the adoption of SFAS 123(R), effective January 1, 2006, the unamortized value of restricted stock grants has been reclassified to Paid-in Capital.

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

During the three and nine months ended September 30, 2006, the Company recognized approximately $0.8 million and $2.7 million, respectively, in share-based compensation expense. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient. As of September 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $7.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years. The total income tax benefit recognized relating to share-based compensation for the three and nine months ended September 30, 2006 was approximately $0.2 million and $2.0 million, respectively.

Under the Company’s 1998 and 2003 stock plans, the Company is authorized to deliver up to 2.5 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Approximately 0.6 million shares were available for future grant or payment under the various plans at September 30, 2006.

Index

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards including non-qualified stock options, incentive stock options and stock appreciation rights (SAR’s). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date. The exercise price for certain shared-based incentive awards may be paid in cash, shares of common stock or a combination of cash and shares.

The per share weighted average fair value of share-based incentive awards (options and SAR’s) during the three months and nine months ended September 30, 2006 was $15.02 and $13.30, respectively. The Company estimated the fair value of the awards on the date of grant using the Black-Scholes pricing model and the following assumptions:

	(In Thousands of Dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 28, 2005	September 30, 2006	September 28, 2005
Average risk-free interest rate	5.2%	4.1%	4.8%	4.0%
Expected dividend yield	1.3%	1.7%	1.4%	1.7%
Expected volatility	33.4%	30.4%	30.4%	32.8%
Average expected term (years)
Options	8.0	8.0	8.0	8.0
SAR’s	5.0	-	5.0	-

The average risk-free interest rate is based on the weighted average of the five-year and ten-year U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of our common stock as of the grant date. The Company determined the expected volatility using a weighted average of daily historical volatility of our stock price over a period equal to the estimated remaining award life. The Company determined the expected term using historical data adjusted for the estimated exercise dates of unexercised awards.

A summary of share-based incentive plan grants (options and SAR’s) activity during the three and nine months ended September 30, 2006 is as follows:

	Third Quarter Ended September 30, 2006				Nine Months Ended September 30, 2006
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares
Outstanding at
beginning of
period	1,812,750	$25.24			1,798,317	$23.27
Granted	27,650				280,250
Exercised	43,500				257,917
Forfeited	6,500				30,250
Outstanding at end of
period	1,790,400		5.9	$46.2	1,790,400		5.9	$46.2
Exercisable at end of
period	1,113,610	$22.52	4.5	$25.1	1,113,610	$22.52	4.5	$25.1

The table below presents share-based compensation activity for the three month and nine month periods ended September 30, 2006 and September 28, 2005:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$907	$89	$5,528	$507
Cash received from stock option exercises	893	170	5,132	1,316
Income tax benefit from the exercise of stock
options	210	30	1,960	193
Total fair value of stock options vested	8,452	8,652	8,452	8,652

Index
Restricted Stock

The Company also granted restricted stock awards to certain employees. The Company recorded pretax compensation expense associated with the stock grants amounting to $0.2 million and $0.1 million for the three months ended September 30, 2006 and September 28, 2005, respectively. The Company recorded pretax expense for the nine months ended September 30, 2006 and September 28, 2005 of $0.7 million and $0.4 million, respectively. Restrictions generally lapse three years after the date of the grant. The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three and nine months ended September 30, 2006 is as follows:

	Third Quarter Ended September 30, 2006			Nine Months Ended September 30, 2006
	Shares	Wtd. Avg. Fair Value	Aggregate Intrinsic Value (in millions)	Shares	Wtd. Avg. Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock balance at beginning of period	91,175	$32.03		44,175	$26.68
Granted	2,500	42.19		49,500	37.31
Restrictions lapsed	-	-		-	-
Forfeited	-	-		-	-
Restricted stock balance at September 30, 2006	93,675	$32.30	$3.0	93,675	$32.30	$3.0

Prior Year Pro forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123(R) had been applied for all outstanding and unvested awards prior to the adoption of SFAS 123(R):

	(In Thousands of Dollars)
	Third Quarter Ended	Nine Months Ended
	September 28, 2005	September 28, 2005
Net income, as reported	$18,517	$49,248
Add: Share-based employee compensation
expense included in reported net income,
net of related tax effects	111	373
Deduct: Total share-based employee
compensation expense determined under
fair value-based method for all awards, net
of related tax effects	(427)	(1,308)
Pro forma net income	$18,201	$48,313
Earnings per share:
Basic - as reported	$.62	$1.68
Basic - pro forma	$.61	$1.65
Diluted - as reported	$.59	$1.62
Diluted - pro forma	$.58	$1.59

9. RESTRUCTURING ACTIVITIES

During the second quarter of 2006, the Company recorded restructuring and asset impairment costs of $1.4 million related to the restructuring of the electric generator product line and related to the rationalization of two motor product lines. The asset and inventory write-downs and severance costs were included in cost of sales. Restructuring costs of $.3 million were paid in the quarter ended September 30, 2006. The Company expects to complete the electric generator restructuring activities by March 2007 and anticipates minimal additional restructuring expenses.

Index

10. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands of Dollars)
	Third Quarter Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2006	2005	2006	2005
Service cost	$940	$651	$2,820	$1,953
Interest cost	1,094	886	3,282	2,658
Expected return on plan assets	(1,227)	(1,123)	(3,677)	(3,369)
Amortization of prior service cost	123	32	369	96
Amortization of net loss	1,578	244	4,748	732
Net periodic benefit expense	$2,508	$690	$7,542	$2,070

In the third quarter and first nine months of 2006, the Company contributed $2.2 million and $2.6 million, respectively, to defined benefit pension plans. The Company contributed $0.1 million and $0.2 million, respectively, in the third quarter and first nine months of 2005. The Company does not expect to make additional contributions in 2006. The Company contributed a total of $0.3 million in 2005. The assumptions used in the valuation of the Company’s defined benefit pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2005 Annual Report on Form 10-K.

11. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows:

	(In Thousands)
	Third Quarter Ended		Nine Months Ended
	September 30, 2006	September 28, 2005	September 30, 2006	September 28, 2005
Denominator for basic EPS - weighted
average shares outstanding	30,888	29,913	30,802	29,339
Effect of dilutive securities	2,552	1,321	2,546	1,061
Denominator for diluted EPS	33,440	31,234	33,348	30,400

The increase from September 28, 2005 of 1.2 million dilutive securities in the quarter ended September 30, 2006, was due primarily to the effect of shares attributable to the Company’s convertible senior subordinated debt. Options for common shares where the exercise price was above the market price at September 30, 2006, totaling 14,500 shares, and at September 28, 2005, totaling 22,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of September 30, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at September 30, 2006 are immaterial.

During the third quarter of 2006, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) was seeking reimbursement for certain costs incurred in cleaning up an environmental site in Illinois. In 2004, the Company had previous communication from the U.S. EPA that it was identified as one of three potentially responsible parties (“PRP’s”) regarding this site. The Company had previously reached a settlement in 1999 with the U.S. EPA regarding this secure site. In 2004, management provided its expert’s assessment of the site to the U.S. EPA, which had not proceeded with any enforcement action. The Company believes that it is not a PRP and intends to defend vigorously the associated claim. As of September 30, 2006, amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

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

These contracts are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period. An ineffective portion of a hedge’s change in fair value, if any, is recorded in earnings in the period of change. The impact of ineffectiveness was immaterial in the third quarters and nine months of 2006 and 2005.

In the third quarter and first nine months of 2006, $1.1 million and $1.7 million of net increased fair market value of derivative instruments, respectively, was recorded in AOCI. For the comparable periods of 2005, the net increased fair market value of derivative instruments recorded in AOCI was $0.2 million and $4.1 million, respectively. At September 30, 2006, the Company had a balance of $8.6 million in assets, $4.5 million in liabilities and a net after tax unrealized gain of $6.4 million in AOCI. At September 28, 2005, the Company had a balance of $6.4 million in assets and a net after tax gain of $4.1 million in AOCI. At September 30, 2006, $6.9 million of the total assets, $3.9 million of the total liabilities and $5.3 million of the Company’s AOCI gains related to commodity hedges, while $1.7 million of the assets, $0.6 million of the liabilities and $1.1 million of AOCI gains related to foreign currency hedges. The Company estimates that $5.9 million of the net gains will be reclassified from AOCI to the income statement within the next 12 months, based on valuations at September 30, 2006.

14. ACQUISITIONS AND DIVESTURES

On May 1, 2006, the Company completed the acquisition of selected assets and liabilities of Changzhou Sinya Electromotor Co. Ltd., Jiangsu Southern Sinya Electric Co. Ltd. and Changzhou Xiesheng Plastic Co. Ltd. (collectively “Sinya”). Sinya operations are located in Changzhou, China and primarily produce electric motors for the HVAC industry. The financial results for the business from the date of acquisition are included in the Electrical Segment. The purchase price was approximately $13.0 million, subject to final working capital adjustments.

On May 8, 2006, the Company announced that it had completed the sale of substantially all of the assets of the Company’s Regal Cutting Tools business to YG-1 Co. Ltd. for $7.7 million. The Company recorded a net gain of $0.2 million which was included as a reduction of operating expenses.

Index

During the second quarter of 2006, the Company disposed of real property located in New Bedford, Massachusetts. The proceeds from the sale were $2.6 million. The Company recorded a net gain of $1.6 million which was included as a reduction of operating expenses.

On February 7, 2005, the Company acquired 95% ownership of Changzhou Modern Technologies Co., LTD. (“CMT”). CMT is located in Changzhou, China and is producing fractional electric motors. The purchase price was $3.2 million which the Company is paying over a three-year period. A second payment of $0.6 million was made in February 2006.

15. DEBT

The Company’s indebtedness, as of September 30, 2006 and December 31, 2005, was as follows:

	(In Thousands of Dollars)
	September 30,	December 31,
	2006	2005
Revolving credit facility (“Facility”)	$243,500	$267,100
Commercial paper	47,737	25,000
Industrial revenue bonds and other	4,583	4,916
Subtotal - Senior indebtedness	295,820	297,016

Convertible senior subordinated debentures (“2.75% Convertible Notes”)	115,000	115,000
Total debt	410,820	412,016
Less: current debt	(48,644)	(25,684)
Total long-term debt, less current maturities	$362,176	$386,332

Borrowings under the Facility bear interest at 30-day LIBOR plus a borrowing spread of .75%. All Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Facility. At September 30, 2006, the non-use fee was 0.15%. The Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest coverage ratios, maximum leverage, and minimum net worth. As of September 30, 2006, the Company was in compliance with all debt covenants.

There were $47.7 million of commercial paper borrowings outstanding at September 30, 2006, all of which had original maturity terms of 91 days or less and had a weighted interest rate of 5.50%. Total commercial paper outstanding cannot exceed $50 million under the terms of the Facility. The Facility provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $475.0 million.

The Company’s $115.0 million, 2.75% convertible subordinated notes are convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price of $33.23 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 15, 2024. Holders that exercise their right to convert the notes will receive up to the principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of September 30, 2006.

16. RELATED PARTY TRANSACTIONS

There were no related party transactions in the quarter ending September 30, 2006. During part of the quarter ended September 28, 2005, General Electric Company (“GE”) was a related party.

As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued to GE 4,559,048 shares of common stock (approximately 15% of the Company’s then outstanding common stock). In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. On August 11, 2005 GE sold all of the shares of the Company’s stock received in the HVAC Motors and Capacitors transaction, and, therefore, GE was no longer considered a “related party” of the Company. The amount paid to GE during the period from June 30, 2005 through August 10, 2005 and year-to-date through August 10, 2005 for trade payables, transition services and other payables of the businesses acquired from GE in 2004 was $17.4 million and $102.4 million, respectively.

Index

17. COMPLETION OF STOCK OFFERING

On August 16, 2005, the Company completed an offering of 6,089,369 shares of its common stock. The stock sold in the offering, which included shares sold to cover the underwriters’ overallotment option, consisted of all 4,559,048 shares owned by GE and 1,530,321 primary shares sold by the Company.

Based on the offering price of $30.15 per share, the Company’s net proceeds from the sale of the primary shares of common stock, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $43.7 million. Pursuant to the terms of a shareholder agreement between the Company and GE, the Company also received payment of approximately $9.4 million that was determined by reference to the amount of the net proceeds received by GE from the offering. The Company used the net proceeds to reduce outstanding long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to REGAL-BELOIT Corporation and its subsidiaries.

OVERVIEW

End markets for the Company’s products continued to show strength during the third quarter of 2006. Net sales increased 21.2% to $419.3 million from $345.9 million in the third quarter of 2005. Net income in the third quarter of 2006 increased 60.5% to $29.7 million as compared to $18.5 million in the comparable period of 2005. Diluted earnings per share for the third quarter of 2006 increased 50.8% to $.89 as compared to $.59 for the third quarter of 2005.

The Company completed the acquisition of selected assets and liabilities of “Sinya” on May 1, 2006. (See note 14 to the notes to condensed consolidated financial statements). Results for this business are included in the Electrical Segment. The Company also completed the sale of substantially all of the assets of the Regal Cutting Tools business on May 8, 2006, the year-to-date results for which are included in results from operations.

RESULTS OF OPERATIONS

Third Quarter 2006 versus Third Quarter 2005

Sales for the third quarter of 2006 were $419.3 million, which was a 21.2% increase over the $345.9 million reported for the third quarter of 2005. The divesture in the Mechanical Segment of the Regal Cutting Tools business (completed May 2006) reduced third quarter sales by approximately $3.9 million. Sinya contributed sales of $11.7 million for the third quarter of 2006. Excluding the impact of the sales related to the acquisition and divestitures, sales increased 19.2%.

	(In Millions of Dollars)
	Three Months Ended September 30, 2006	Three Months Ended September 28, 2005%
Sales as Reported	$419.3	$345.9	+21.2
Acquisition Sales	(11.7)
Divested Sales	-	(3.9)
Adjusted Sales	$407.6	$342.0	+19.2

Strong demand for our products has continued into the third quarter with all but one of our operating divisions reporting increased sales as compared to the third quarter of 2005. Electrical Segment sales increased 24.9% as compared to the third quarter of 2005. Sales of Commercial and Industrial motors increased 14.0%, sales of HVAC motors and capacitors increased 27.0% including the sales attributable to Sinya and sales of generators increased 28.2%. Mechanical Segment sales decreased 0.8%. The divestiture of the Cutting Tool business reduced segment sales by approximately $3.9 million. All divisions across this Segment experienced sales increases during the third quarter of 2006, except for the Richmond Gear business which was adversely impacted by the high gasoline prices that continued to affect the end markets for this business.

Index

Gross margin for the third quarter of 2006 was 24.6%, as compared to 22.1% for the prior year period. Although material costs continued to put significant pressure on margins during the quarter, new products, enhanced productivity, pricing actions and positive product mix across our entire business drove the 2.5 percentage point margin improvement. The raw material cost increases resulted primarily from increases in the costs of copper and aluminum.

Operating expenses were $50.0 million (11.9% of sales) versus $42.0 million (12.1% of sales) in third quarter of 2005. Operating expenses in the third quarter of 2006 also included $0.8 million related to the expensing of equity compensation. This amount compares to $0.1 million in the prior year period resulting from the expense related to restricted stock awards. Income from operations was $53.0 million in the third quarter of 2006 versus $34.6 million in the comparable period of 2005, an increase of 53.2%. As a percent of sales, income from operations was 12.7% compared to 10.0% for the third quarter of 2005.  This increase resulted from the contribution from new products, pricing actions, enhanced productivity, and the leveraging of fixed costs.

Net interest expense was $4.9 million in the third quarter of 2006 versus $5.4 million in the third quarter of 2005. This decrease was primarily driven by the lower level of debt outstanding. The effect of 2006 increases in interest rates was partially offset by a decrease in the Company’s borrowing premium over LIBOR.

The tax rate for the third quarter of 2006 was 36.6% compared to 33.4% for the comparable period of 2005. Net income for the quarter was $29.7 million, an increase of 60.5 % versus the $18.5 million reported in the third quarter of 2005. Fully diluted earnings per share was $.89, which compared to the $.59 reported in the comparable period of 2005. The average number of diluted shares during the quarter was 33,440,015 compared to 31,234,336 for the same period last year.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 28, 2005

Sales for the nine months ended September 30, 2006 were $1,252.9 million, which was a 19.0% increase over the $1,052.5 million reported for the comparable period of 2005. The divestitures in the Mechanical Segment of the Regal Cutting Tools (completed May 2006) and Illinois Gear (completed May 2005) businesses reduced sales by approximately $7.1 and $17.0 million, respectively in the nine months ended September 30, 2006 and September 28, 2005. The Sinya business reported sales of $21.9 million for the nine month period ended September 30, 2006. Excluding the impact of the sales related to the acquisition and divestitures, sales increased 18.2%.

	(In Millions of Dollars)
	Nine Months Ended September 30, 2006	Nine Months Ended September 28, 2005%
Sales as Reported	$1,252.9	$1,052.5	+19.0
Acquisition Sales	(21.9)
Divested Sales	(7.1)	(17.0)
Adjusted Sales	$1,223.9	$1,035.5	+18.2

We saw strong demand for our products throughout the first nine months of 2006, driven by strong end market activity, including the impact of the SEER 13 federal energy legislation enacted in January of 2006. Electrical Segment sales increased 21.6% as compared to the first nine months of 2005. Sales for this segment showed strength in all product lines except China generator sales that have been adversely impacted by the improving power infrastructure and reliability in China. Included in these results are the results for the Sinya business acquired on May 1, 2006. Mechanical Segment sales increased 3.7%. The divestiture of the Regal Cutting Tool and Illinois Gear businesses reduced Mechanical Segment sales during the first nine months of 2006 by approximately $7.1 million over the same period last year.

Gross margin for the nine months ended September 30, 2006 was 24.0%, which is an improvement of 2.6 percentage points over the comparable period of 2005. Material costs had a significant impact on the first nine months of 2006; however, the contribution from new products, productivity efforts, pricing actions and positive product mix across our entire business drove the margin improvement. The raw material cost increases resulted primarily from increases in the costs of copper and aluminum. Also included in cost of sales was $1.4 million of expense recorded in the second quarter of 2006 related to restructuring actions in the Electrical Segment. The majority of this cost related to restructuring activities in the Company’s generator product line.

Index

Operating expenses were $145.8 million (11.6% of sales) versus $128.6 million (12.2% of sales) in the comparable period of 2005. Included in operating expenses in the first nine months of 2006 was a second quarter $1.6 million gain resulting from the sale of real property in the Mechanical Segment. Also included in operating expenses was $2.7 million related to the expensing of equity compensation. This amount compared to $0.4 million in the prior year resulting from the expense related to restricted stock awards. Income from operations was $154.5 million versus $96.3 million in the comparable period of 2005, an increase of 60.4%. As a percent of sales, income from operations was 12.3% versus 9.1% for the comparable period of 2005.  This increase reflected the contribution from new products, pricing actions, enhanced productivity, and the improved leveraging of fixed costs.

Net interest expense for the first nine months of 2006 was $14.9 million versus $16.7 million in the comparable period of 2005. This decrease was driven by the lower level of debt outstanding, coupled with a resulting decrease in the Company’s borrowing premium over LIBOR. The decrease in debt was primarily due to cash generated in 2005, including the net proceeds from our August 2005 stock offering. The effect of 2006 interest rate increases was partially offset by a decrease in the Company’s borrowing premium over LIBOR.

The tax rate for the nine month period ended September 30, 2006 was 36.4% as compared to 35.7% for the comparable period of 2005. Net income for the first nine months of 2006 was $86.8 million, an increase of 76.4% versus the $49.2 million reported in the comparable period of 2005. Fully diluted earnings per share for the first nine months of 2006 was $2.60, 60.5% greater than the $1.62 reported in the comparable period of 2005. The average number of diluted shares for the first nine months of 2006 was 33,347,817 compared to 30,399,710 last year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $316.5 million at September 30, 2006, a 17.9% increase from $268.5 million at year-end 2005. The $48.0 million increase was due primarily to a $70.3 million accounts receivable increase in the first nine months of 2006, partially offset by a $12.8 million increase in accounts payable and $22.7 million of higher commercial paper borrowings. The ratio of our current assets to our current liabilities (“current ratio”) was 2.2:1 both at September 30, 2006 and at year-end 2005.

Net cash provided by operating activities was $52.8 million for the first nine months of 2006 as compared to $65.1 million for the comparable period in 2005. During the first nine months of 2006, net income and depreciation and amortization more than offset the impact of the increase in accounts receivable resulting from the increase in sales and timing of certain customer payments. Net cash used in investing activities was $38.9 million in the first nine months of 2006, above the $11.2 million used in last year’s first nine months. Purchases of short-term investments and business acquisitions were the main factors in the greater cash used in investing activities. While 2006 additions to property, plant and equipment (“PP&E”) of $37.7 million in the first nine months of 2006 were up $16.0 million from $21.7 million in the comparable period of 2005, cash from PP&E sales of $15.6 million in 2006 partially offset the increase in net PP&E from the 2005 period. At September 30, 2006, we had $8.5 million of outstanding commitments for future capital expenditures. Capital expenditures for 2006 are expected to be between $46 to $50 million. Our cash flow used in financing activities was $6.4 million during the first nine months of 2006 compared to $56.6 million used in the first nine months of 2005.

Our outstanding long-term debt decreased to $362.2 million at September 30, 2006 from $386.3 million at December 31, 2005. The decrease was offset by a $22.7 million increase in commercial paper proceeds. Of our total long-term debt, $243.5 million was outstanding under our $475 million unsecured revolving credit facility that expires on May 5, 2009 (the “Facility”). The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. We also pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA. At September 30, 2006, the Company’s margin above LIBOR was .75% and our commitment fee rate was .15%. The Facility requires us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these ratios as of September 30, 2006.

In addition to the Facility, at September 30, 2006 we also had $115 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, $47.7 million of short-term commercial paper borrowings and $4.6 million of other senior debt. At September 30, 2006, our borrowing availability under the Facility was $180.7 million based on the Facility’s credit limit.

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

Index

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

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in fiscal 2008. We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that public companies prospectively recognize through Accumulated Other Comprehensive Income the overfunded or underfunded status of their defined benefit plans as an asset or liability beginning in their 2006 year-end balance sheet. In addition, SFAS 158 affects the measurement date and required disclosures. SFAS 158 will be effective for the 2006 year end. We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (“SFAS 123(R)”)”, which requires companies to expense the value of employee stock options and similar equity-based awards. This SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) was adopted by the Company on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company accounted for equity-based awards under the intrinsic method and compensation expense was included in a proforma footnote disclosure. Operating income has been reduced by $0.8 million of equity-based compensation in the three months ended September 30, 2006 compared to $0.1 million in the three months ended September 28, 2005. For the nine months ended September 30, 2006 and September 28, 2005, operating income was reduced by $2.7 million and $0.4 million, respectively, for equity-based compensation. The Company expects to record pretax expense of approximately $3.5 million for the 2006 fiscal year.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk relating to the Company’s operations due to changes in interest rates, foreign currency exchange rates and prices of purchased raw materials. We manage the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as commodity cash flow hedges and foreign currency forward exchange contracts.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At September 30, 2006, we had $164.0 million of fixed rate debt and $246.8 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under a credit facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 30, 2006, would result in a change in after-tax annualized earnings of approximately $0.9 million.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing copper, aluminum and natural gas commodity prices. Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency contracts to manage our exposure on the transactions denominated in currencies other than the applicable functional currency. Due to our two acquisitions in August and December 2004, we have significantly increased our manufacturing operations outside the United States. In 2005 we began to enter into contracts to hedge foreign-currency denominated forecasted transactions. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.

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

In the third quarter and first nine months of 2006, $1.1 million and $1.7 million, respectively, of net increased fair market value of derivative instruments was recorded in AOCI. At September 30, 2006, we had a balance of $8.6 million in assets, $4.5 million in liabilities and a net after tax unrealized gain of $6.4 million in AOCI, representing the fair market value of cash flow commodity and foreign currency hedges. Of the total assets, liabilities and AOCI related to derivatives at September 30, 2006, $1.7 million, $0.6 million and $1.1 million, respectively, were related to currency hedges, with the balance relating to commodity hedges.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2006, the Company completed the transition from order management and cash collection applications and processes being provided under a Shared Services Agreement with General Electric Company (“GE”) for certain Electrical Group facilities acquired from GE to applications and processes controlled and managed by the Company. As a result, these Electrical Group facilities are now subject to the same accounting processes and internal controls as other Electrical Group manufacturing facilities.

Except for the preceding change, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d - 15(f) of the Exchange Act that occurred during the fiscal quarter to which this quarterly report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of September 30, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves at September 30, 2006 are immaterial.

During the third quarter of 2006, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) was seeking reimbursement up to $2 million for certain costs incurred in cleaning up an environmental site in Illinois. In 2004, the Company had previous communication from the U.S. EPA that it was identified as one of three potentially responsible parties (“PRP’s”) regarding this site. The Company had previously reached a settlement in 1999 with the U.S. EPA regarding this secure site. In 2004, management provided its expert’s assessment of the site to the U.S. EPA, which had not proceeded with any enforcement action. The Company believes that it is not a PRP and intends to defend vigorously the associated claim. As of September 30, 2006, amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

ITEM 1A. RISK FACTORS

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the Company’s Annual Report on Form 10-K filed on March 15, 2006.

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

REGAL-BELOIT CORPORATION (Registrant)

Date: November 7, 2006	By:	/s/ David A. Barta
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