Form 10-K
REGAL BELOIT CORP
filed 2007-02-28
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006
Commission file number 1-7283

Regal Beloit Corporation
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2006 was approximately $1.3 billion.

On February 26, 2007, the registrant had outstanding 31,164,732 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2007 is incorporated by reference into Part III, hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 30, 2006

CAUTIONARY STATEMENT

This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words. Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•
economic changes in global markets where we do business, such as currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

•	unanticipated fluctuations in commodity prices and raw material costs;
•	cyclical downturns affecting the global market for capital goods;
•	unexpected issues and costs arising from the integration of acquired companies and businesses;
•	marketplace acceptance of new and existing products including the loss of, or a decline in business from, any significant customers;
•	the impact of capital market transactions that we may effect;
•	the availability and effectiveness of our information technology systems;
•	unanticipated costs associated with litigation matters;
•	actions taken by our competitors;
•	difficulties in staffing and managing foreign operations;

•
other risks and uncertainties including but not limited to those described in Item 1A-Risk Factors of this Form 10-K and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. The forward-looking statements included in this Form 10-K are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. See also Item 1A - Risk Factors.

PART I

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on April 20, 2007 (the “2007 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.

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

We manufacture and market electrical and mechanical products. Our electrical products include HVAC motors, a full line of AC and DC commercial and industrial electric motors, electric generators and controls, capacitors and electrical connecting devices. Our mechanical products include gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions and manual valve actuators. OEMs and end users in a variety of motion control and other industrial applications increasingly combine the types of electrical and mechanical products we offer. We seek to take advantage of this trend and to enhance our market penetration by leveraging cross-marketing and product line combination opportunities between our electrical and mechanical products.

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

We believe our competitive strengths include:

•	management experience and depth;
•	strategic product offering;
•	leading market positions;
•	multi-channel/multi-brand distribution;
•	broad and diverse customer base;
•	differentiated and innovative technology, and
•	strategic global and rapid response operations.

Our business strategy includes:

•	capitalizing on new product opportunities;
•	capitalizing on our Asian manufacturing and commercial base;
•	leveraging our global manufacturing and sourcing structures to achieve operating margin improvements;
•	leveraging Lean Six Sigma;
•	innovating new products;
•	people and process excellence, and
•	industry consolidation through acquisitions.

OPERATING SEGMENTS

We have two operating segments: Electrical and Mechanical. Financial information on our operating segments for the three years ending December 30, 2006 is contained in Footnote 12 of the Financial Statements.

ELECTRICAL SEGMENT

Our Electrical segment includes a full line of AC and DC commercial and industrial electric motors, HVAC motors, electric generators and controls, capacitors and electrical connecting devices. Our Electrical segment developed in the mid 1990’s with a new strategic focus to establish our Company as a significant manufacturer of industrial electric motors, complementing our mechanical products businesses which serve similar markets and whose products were often used in combination with a motor. Beginning with our acquisitions of Marathon Electric Manufacturing Corporation in 1997, the Lincoln Motors business of Lincoln Electric Holdings, Inc. in 1999 and LEESON Electric Corporation in 2000, we believe we became one of the largest producers of industrial electric motors serving the North American market. In 2004, we separately acquired two electric motor businesses from General Electric Company (“GE”) which were natural extensions to our core electric motor lines. We acquired GE’s commercial AC motors business, which manufactures a full line of alternating current motors for pump, compressor and commercial heating, ventilating and air conditioning (“HVAC”) applications, as well as GE’s HVAC motors and capacitors businesses, which produce a full line of electric motors for use principally in residential HVAC systems, as well as capacitors for HVAC systems, high intensity lighting and other applications. The acquisitions of these GE businesses complemented our existing electrical products businesses, providing us with:

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

GE Commercial Motors by REGAL BELOIT. Manufactures a full line of motors for pump, compressor, commercial and residential HVAC applications. Manufactures capacitors for use in HVAC systems, high intensity lighting and other applications.

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

MECHANICAL SEGMENT

Our Mechanical segment includes a broad array of mechanical motion control products including: standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; and manual valve actuators. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold to original equipment manufacturers, distributors and end users across many industry segments.

In May 2006 we sold substantially all of the assets of our cutting tools business.

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

Grove Gear/Electra-Gear. Manufactures standard and custom industrial gear reducers and specialized aluminum gear reducers and gearmotors primarily for the material handling, food processing, robotics, healthcare, power transmission, medical equipment and packaging markets.

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

Richmond Gear/Velvet Drive Transmissions. Manufactures ring and pinions and transmissions primarily for the high-performance automotive aftermarket, and marine and industrial transmissions primarily for the pleasure boat, off-road vehicle and forestry markets.

THE BUILDING OF OUR BUSINESS

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. In the preceeding ten years we have acquired and developed our Electrical segment businesses into one of the largest producers of electric motors serving the North America market. The following table summarizes select Electrical Segment acquisitions since 1997.

Product Line	Year Acquired	Annual Revenues at Acquisition (in millions)	Product Listing at Acquisition
Electrical Products
Sinya Motors	2006	$39	Fractional and sub-fractional HVAC motors
GE Commercial AC Motors	2004	144	AC motors for pump, compressor, equipment and commercial HVAC
GE HVAC Motors and Capacitors	2004	442	Full line of motors and capacitors for residential and commercial HVAC systems
LEESON Electric Corporation	2000	175	AC motors (to 350 horsepower) gear reducers, gearmotors and drives
Thomson Technology, Inc.	2000	14	Automatic transfer switches, paralleling switchgear and controls and controls systems
Lincoln Motors	1999	50	AC motors (1/4 to 800 horsepower)
Marathon Electric Manufacturing Corporation	1997	245	AC motors (to 500 horsepower), AC generators (5 kilowatt to 2.5 megawatt), fuse holders, terminal blocks and power blocks

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

Our motors are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes and humidifiers. We believe that a majority of our HVAC motors are used in applications that replace existing equipment, with the remainder used in new equipment applications. The business enjoys a large installed base of equipment and long-term relationships with its major customers.

MARKETS AND COMPETITORS

The worldwide market for electric motors is estimated in excess of $25 billion. The overall domestic market for electric motors is estimated at $9 billion annually, although we estimate the sectors in which we primarily compete, commercial and industrial electric motors and HVAC/refrigeration motors, to be approximately a $5.0 billion segment of the overall domestic market. We believe approximately 60% of all electricity generated in the U.S. runs through electric motors. We believe we are among the largest producers of commercial and industrial motors and the largest producer of HVAC motors. In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for our electrical products include Baldor Electric, U.S. Electric Motors (a division of Emerson Electric Co.), A. O. Smith Corporation, General Electric Company and Newage (a division of Cummins, Inc). Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

We serve various mechanical product markets and compete with a number of different companies depending on the particular product offering. We believe that we are a leading manufacturer of several mechanical products and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our competitors in these markets include Boston Gear (a division of Altra Industrial Motion, Inc.), Dodge (a division of Baldor Electric), Emerson Electric Co. and Winsmith (a division of Peerless-Winsmith, Inc.). Major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Nord, Sumitomo Corporation and Zahnrad Fabrik GmbH Co.

During the past several years, niche product market opportunities have become more prevalent due to changing market conditions. Manufacturers, who historically may have made component products for inclusion in their finished goods, have chosen to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In addition, we have capitalized on this competitive climate by making acquisitions and increasing our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to enter new markets in which we had not been involved. In practice, our operating units have sought out specific niche markets concentrating on a wide diversity of customers and applications. We believe that we compete primarily on the basis of quality, price, service and our promptness of delivery. We had one customer that accounted for more than 10% of our sales in 2006 and 2005. There were no customers that accounted for 10% of sales in 2004.

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

MANUFACTURING AND OPERATIONS

We have developed and acquired global operations in lower cost locations such as Mexico, India, and China that complement our flexible, rapid response operations in the United States, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances. This gives us a competitive advantage as we are able to deliver a customer’s unique product when and where they want it.

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

FACILITIES

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, Europe, China and India. Our Electrical segment currently includes 63 manufacturing, service and distribution facilities, of which 21 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 4,298,000 square feet of space of which approximately 1,281,000 square feet are leased. Our Mechanical segment currently includes 15 manufacturing, service and distribution facilities, of which 5 are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 1,233,000 square feet of space of which approximately 56,000 square feet are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

BACKLOG

Our business units have historically shipped the majority of their products in the month the order is received. Since total backlog is less than 10% of our annual sales, we believe that backlog is not a reliable indicator of our future sales. As of December 30, 2006, our backlog was $174.6 million, as compared to $140.4 million on December 31, 2005. We believe that virtually all of our backlog is shippable in 2007.

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

EMPLOYEES

As of the close of business on December 30, 2006, the Company employed approximately 13,600 worldwide employees. We consider our employee relations to be very good.

ENVIRONMENTAL MATTERS

We are currently involved with environmental proceedings related to certain of our facilities (see also Item 3 - Legal Proceedings). Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, and positions of the executive officers of the Company as February 15, 2007, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
Henry W. Knueppel	58	Chairman and Chief Executive Officer
Elected Chairman in April 2006; elected Chief Executive Officer April 2005; served as President from April 2002 to December 2005 and Chief Operating Officer from April 2002 to April 2005; served as Executive Vice President from 1987 to April 2002; joined the Company in 1979.

Mark Gliebe	46	President and Chief Operating Officer
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

David L. Eisenreich	63	Vice President and President, Industrial Power Transmission and Power Generation
Elected Vice President and President of Industrial Power Transmission and Power General in April 2006; Elected Vice President and President, Power Generation and Mechanical Components in 2005. Served as Vice President and President of Motor Technologies Group from 2001 to 2005; Joined the Company in 1997 with acquisition of Marathon Electric.

Paul J. Jones	36	Vice President General Counsel and Corporate Secretary
Joined the Company in September 2006 and was elected Vice President, General Counsel and Secretary in September 2006. Prior to joining the Company, Mr. Jones was a partner with Foley & Lardner LLP where he worked since 1998.

Terry R. Colvin	51	Vice President Corporate Human Resources
Joined the Company in September 2006 and was elected Vice President Corporate Human Resources in January 2007. Prior to joining the Company, Mr. Colvin was Vice President of Human Resources for Stereotaxis Corporation from 2005 to 2006. From 2003 to 2005, Mr. Colvin was a Plant Operations consultant. In 2003 and prior, Mr. Colvin served in several human resources positions for Sigma-Aldrich Corporation, serving most recently as Vice President of Human Resources from 1995 to 2003.

WEBSITE DISCLOSURE

The Company’s Internet address is www.regalbeloit.com. We make available free of charge (other than an investor’s own Internet access charges) through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India and China. Approximately 8,700 of our over 13,600 total employees and 13 of our 29 principal manufacturing facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be adversely impacted by an inability to identify and complete acquisitions.

A substantial portion of our growth has come through acquisitions, and an important part of our growth strategy is based upon acquisitions. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. If we are unable to successfully complete acquisitions, our ability to grow our company significantly will be limited.

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

The net assets, net earnings and cash flows from our foreign subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

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

Our Electrical segment currently includes 63 manufacturing, service and distribution facilities, of which 21 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 4.3 million square feet of space of which approximately 30% are leased.

Our Mechanical segment currently includes 15 manufacturing, service and distribution facilities, of which 8 are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 1.2 million square feet of space of which approximately 5% are leased.

At December 30, 2006, three Mechanical segment buildings totaling approximately 443,000 square feet were available for sale due to consolidation of manufacturing in other locations.

Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Location	Square Footage	Status	Description of Use
Electrical Segment
Wausau, WI	498,329	Owned	Manufacturing
Juarez, Mexico	335,000	Owned	Manufacturing
Changzhou, China	322,500	Leased	Manufacturing
Reynosa, Mexico	320,000	Owned	Manufacturing
Springfield, MO	290,000	Owned	Manufacturing
Shanghai, China	226,000	Owned	Manufacturing
Indianapolis, IN	220,832	Leased	Warehouse
Faridabad, India	220,000	Owned	Manufacturing
Lebanon, MO	186,900	Owned	Manufacturing
Lincoln, MO	120,000	Owned	Manufacturing
Monterrey, Mexico	108,103	Leased	Manufacturing
Lima, OH	107,000	Owned	Manufacturing
Blytheville, AR	107,000	Leased	Manufacturing
West Plains, MO	106,000	Owned	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other (36)	1,027,275	(1)	(1)
Mechanical Segment
Chicago, IL	282,973	Owned	Manufacturing
Liberty, SC	173,516	Owned	Manufacturing
Aberdeen, SD	164,960	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
All Other (10)	357,164	(2)	(2)
(1)  Less significant manufacturing, service and distribution and engineering facilities located in the United States, Canada, Europe, and Asia: Electrical leased square footage 1,281,397.
(2) Mechanical leased square footage 56,492.

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of December 30, 2006, the Company continues to accrue for anticipated costs in defending against this matter and such accumulated reserves as of December 30, 2006 are immaterial.

During the third quarter of 2006, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) was seeking reimbursement for certain costs incurred in cleaning up an environmental site in Illinois. In 2004, the Company had previous communication from the U.S. EPA that it was identified as one of three potentially responsible parties (“PRP’s”) regarding this site. The Company had previously reached a settlement in 1999 with the U.S. EPA regarding this secure site. In 2004, management provided its expert’s assessment of the site to the U.S. EPA, which had not proceeded with any enforcement action. The Company believes that it is not a PRP and intends to defend vigorously the associated claim. As of December 30, 2006 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

From time to time, the Company, in the normal course of business, is involved in various claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 30, 2006.

PART II

ITEM 5 -  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “RBC.” Prior to January 21, 2005, the Company’s stock was traded on the American Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2005 through December 30, 2006. The Company submitted its Section 303A.12(a) CEO Certification to the NYSE on February 26, 2007.

	2006			2005
	Price Range			Price Range
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$42.87	$34.82	$.13	$32.08	$27.69	$.12
2nd Quarter	53.99	40.39	.14	29.41	25.25	.13
3rd Quarter	46.58	38.61	.14	33.70	28.15	.13
4th Quarter	54.18	42.78	.14	38.94	30.30	.13

The Company has paid 186 consecutive quarterly dividends through January 2007. The number of registered holders of Common Stock as of February 26, 2007 was 711.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 30, 2006.

2006 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
October 1 to November 4	-	-	-	1,225,900

November 5 to December 2	41,931	$50.46	-	1,225,900

December 3 to December 30	-		-	1,225,900

Total	41,931		-

Under the Company's equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the fourth quarter of 2006, the Company acquired 41,931 shares of common stock that were presented to the Company by employees to pay the exercise price or to satisfy withholding taxes in connection with the exercise and/or vesting of stock awards. These shares were then cancelled by the Company.

The Board of Directors approved, in 2000, a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. The Company has repurchased 774,100 shares at an average purchase price of $19.67 per share under this program.

GE sold 4,559,048 shares issued to it as part of the consideration for our December 2004 acquisition of the HVAC motor and capacitor business during the Company’s secondary offering which closed August 10, 2005. Regal Beloit also issued 1,530,321 primary shares as part of the August 2005 offering.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company's equity compensation plans.

Stock Performance

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) the Common Stock of the Company, (2) the Standard & Poor’s Small Cap 600 Index and (3) the Standard & Poor’s 600 Electrical Components and Equipment Index for the period December 31, 2001 through December 30, 2006. In each case, the graph assumes the investment of $100.00 on December 31, 2001.

	2002	2003	2004	2005	2006
Regal Beloit Corporation	97.10	105.85	140.46	176.71	265.31
S&P Small Cap 600 Index	85.37	118.48	145.32	156.48	180.14
S&P 600 Electrical Components & Equipment	79.29	100.00	120.66	134.05	181.44

ITEM 6 - SELECTED FINANCIAL DATA

The selected statement of income data for the years ended December 30, 2006 and December 31, 2005 and 2004 and the balance sheet data at December 30, 2006 and December 31, 2005 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data)
	Year Ended December 30	Year Ended December 31
	2006	2005	2004	2003	2002
Net Sales	$1,619,545	$1,428,707	$756,557	$619,098	$605,292
Income from Operations	194,017	134,572	55,162	47,226	47,227
Net Income	109,806	69,557	30,435	25,206	24,518
Total Assets	1,437,559	1,342,554	1,352,052	734,445	733,988
Long-term Debt	323,946	386,332	547,350	195,677	222,812
Shareholders’ Investment	749,975	647,996	538,179	398,704	381,423
Per Share of Common Stock:
Earnings Per Share	3.56	2.34	1.24	1.01	1.01
Earnings Per Share - Assuming
Dilution	3.28	2.25	1.22	1.00	1.01
Cash Dividends Declared	.55	.51	.48	.48	.48
Shareholders’ Investment	24.31	21.84	21.87	15.93	15.24
Basic Average Shares Outstanding	30,847	29,675	24,603	25,030	24,187
Diluted Average Shares Outstanding	33,504	30,879	24,904	25,246	24,310

The significant increase in sales and income from 2004 to 2005 was driven by the Company’s purchase of the Commercial AC motor and HVAC motor and capacitor businesses from General Electric Company in late 2004.

ITEM 7 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION
OVERVIEW

Regal Beloit Corporation seeks to deliver strong, consistent business results and superior shareholder returns by providing value added products to our customers who serve the commercial, industrial, and residential markets.

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

Net Sales in 2006 increased 13.4% to $1.620 billion. Net income rose 57.9% to $109.8 million.

Given the continued competitive marketplace and high raw material and energy costs, we anticipate that the near-term operating environment will remain challenging. However, we anticipate that the impact of new products and the impact of our Lean Six Sigma program will provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

RESULTS OF OPERATIONS

2006 versus 2005

Net Sales

Worldwide sales were $1.620 billion in 2006. Sales increased 13.4% from the $1.429 billion reported for 2005. The 2006 acquisition of the Sinya Motor business (see Footnote 3 of our Financial Statements) accounted for $36.5 million of the increase. Also impacting sales was the May 2005 divestiture of the Illinois Gear business and the May 2006 sale of substantially all of the assets of the Company’s cutting tools business. The sale of these businesses decreased sales by approximately $14.0 million for 2006.

Sales in the Electrical segment were $1.419 billion, up 15.6% from the $1.228 billion for 2005. Sales for the HVAC motor business were positively impacted by several factors including hotter than normal weather and the legislated SEER 13 efficiency requirement which was effective on January 23, 2006. We also saw strength in sales of commercial and industrial motors that have benefited from overall economic strength.

Sales in the Mechanical segment were equal to 2005 sales at $201.0 million. 2006 sales in this segment were reduced approximately $14.0 million as a result of the sale of substantially all of the assets of the Company’s cutting tools business in May 2006 and Illinois Gear business in May of 2005. Individual division results varied significantly with several divisions benefiting from the continued strength of the industrial economy.

Gross Profit

Our gross profit margin was 24.0% in 2006 as compared to 21.8% in 2005. The increase in gross profit margin during 2006 resulted primarily from productivity and Lean Six Sigma projects, partially offset by increases in material costs, particularly copper. The price of copper was particularly volatile in 2006, ranging from around $2.00 to over $4.00 per pound. The increase in material costs was offset by price increases implemented in all of our channels and the benefits from productivity and Lean Six Sigma projects. The gross profit margin for the Electrical segment reflected these impacts and increased to 23.7% from 21.4% in 2005. Mechanical segment gross profit margin increased to 26.4% from 23.7% in 2005 primarily as a result of productivity projects.

Operating Expenses

Operating expenses as a percentage of sales were 12.1% in 2006 as compared to 12.3% in 2005. The decrease in operating expense as a percent of sales results from leveraging of fixed costs on the higher sales levels. Additionally, the HVAC and CAC businesses operate with a lower operating expense structure due, in part, to the concentration of sales with their large OEM customer base. Operating expenses in 2006 also include approximately $3.6 million of share-based compensation due to the adoption of SFAS123(R), as compared to $0.5 million of share-based compensation in 2005. Electrical segment operating expenses were 11.6% of sales in 2006 and 11.8% of sales in 2005. Mechanical operating expenses as a percent of sales decreased to 15.3% from 15.6% in 2005.

Income from Operations (Operating Profit)

In 2006, operating profit increased 44.2% to $194.0 million from the $134.6 million reported in 2005. As a percent of sales, operating profit increased to 12.0% of sales for 2006 from 9.4% in 2005. Electrical segment income from operations increased 45.0% in 2006 to $171.8 million from $118.5 million in 2005, and operating income margin increased to 12.1% in 2006 from 9.7% in 2005. The contributions from the 2004 acquisitions of GE’s HVAC and CAC businesses, price increases, favorable volume impacts, and the operating expense fixed cost leveraging and productivity were the main drivers of the improved performance. Electrical segment operating profit was negatively impacted by increases in raw material costs, particularly copper and aluminum. Mechanical segment income from operations increased 38.8% to $22.2 million in 2006 from $16.0 million in 2005. The Mechanical segment operating income margin for 2006 improved to 11.1% from 8.0% in 2005. The results of the Mechanical segment reflect the positive impacts of increased volume and price increases, partially offset by increases in raw material costs.

Interest Expense, Net

Interest expense, net was $19.2 million in 2006 compared with $21.6 million in 2005. Lower average debt levels resulted in decreased interest expense in 2006. The average balance outstanding under the Facility in 2006 was $238.8 million and in 2005 was $396.0 million. The average interest rate paid under the Company’s revolving credit facility was 5.9% in 2006 and 4.7% in 2005.

Income Taxes

The effective income tax rate for 2006 was 35.5% compared with 35.3% in 2005. The 2006 effective rate reflected a benefit of approximately .9% due to research and engineering tax credits, and a benefit of approximately .6% due to the Domestic Production Activity Deduction that was incorporated in the American Jobs Creation Act of 2004.  The 2005 effective tax rate reflected a benefit of approximately .5% attributable to the Domestic Production Activities Deduction and a one-time benefit for a China tax holiday of approximately 1.0%. (See also Note 8 to Notes to Consolidated Financial Statements.)

Net Income

Net income was $109.8 million in 2006 or $3.28 per share on a diluted basis compared with $69.6 million in 2005 or $2.25 per share.

2005 versus 2004

Net Sales

Worldwide sales were $1.429 billion in 2005. Sales increased 89% from the $756.6 million reported for 2004. The 2004 acquisitions of the Commercial AC motor and HVAC motor and capacitor businesses from GE accounted for $615.0 million of the increase. Also impacting sales was the divestiture of the Illinois Gear business that was sold by the Company in May of 2005. The sale of this business decreased sales by approximately $5.0 million for 2005.

Sales in the Electrical segment were $1.228 billion, up 120% from 2004, including the $615.0 million from the businesses acquired from GE. Excluding the sales from the acquired businesses, sales increased 10%. Sales for the HVAC motor business were positively impacted by the convergence of several factors including hotter than normal weather and the increase in HVAC system inventory levels in the OEM and distributor channels in anticipation of the government legislated SEER 13 efficiency requirement which was effective on January 23, 2006. We estimate that this industry-wide volume increase favorably impacted our sales by approximately $30 million in the fourth quarter of 2005. We also saw strength in sales of commercial and industrial motors that benefited from overall economic strength.

Sales in the Mechanical segment grew 1% to $201.0 million. Sales in this segment were reduced approximately $5.0 million as a result of the sale of the Illinois Gear business in May of 2005. Individual division results varied significantly in 2005 with several divisions benefiting from the continued strength of the industrial economy.

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

Operating Expenses

Operating expenses as a percentage of sales were 12.3% in 2005 as compared to 14.8% in 2004. The decrease in operating expense as a percent of sales resulted from leveraging of fixed costs on the higher sales levels. Additionally, the HVAC and CAC businesses operate with a lower operating expense structure due, in part, to the concentration of sales with their large OEM customer base. Electrical segment operating expenses decreased to 11.8% of sales in 2005 from 15.3% of sales in 2004 as a result of these factors. Mechanical operating expenses as a percent of sales increased from 15.0% in 2004 to 15.6% in 2005.

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

Interest Expense, Net

Interest expense, net was $21.6 million in 2005 compared with $6.6 million in 2004. Higher interest rates and higher average debt levels, due primarily to debt incurred as a result of the HVAC and CAC acquisitions, resulted in increased interest expense in 2005. The average interest rate paid under the Company’s revolving credit facility was 4.7% in 2005 and 2.7% in 2004. The average balance outstanding under the Facility in 2005 was $396.0 million and in 2004 was $150.6 million.

Income Taxes

The effective income tax rate for 2005 was 35.3% compared with 32.4% in 2004. The increase to the effective rate was primarily due to the one-time realization of benefits in 2004 for the resolution of tax audits. The 2005 effective rate reflected a benefit of approximately .5% attributable to the Domestic Production Activities Deduction that was incorporated in the American Jobs Creation Act of 2004. (See also Note 8 to Notes to Consolidated Financial Statements.)

Net Income

Net income was $69.6 million in 2005 or $2.25 per share on a diluted basis compared with $30.4 million in 2004 or $1.22 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $310.2 million at December 30, 2006, an increase of 15.5% from $268.5 million at year-end 2005. The $41.7 million increase was driven by a $50.8 million rise in inventories and a $20.9 million increase in accounts receivable during 2006, partially offset by a $25.5 million increase in accounts payable. At December 30, 2006 our current ratio, the ratio of our current assets to current liabilities, was unchanged at 2.2:1 from the previous year-end.

Cash flow provided by operating activities (“operating cash flow”) was $93.5 million in 2006, a $18.7 million decrease from 2005. Increased net income of $40.2 million was more than offset by a $47.1 million use of cash to increase inventory levels in 2006. Cash flow used in investing activities was $43.3 million in 2006, $31.5 million greater than in 2005. Capital spending increased to $52.5 million in 2006 from $28.3 million a year earlier due primarily to increased spending for productivity improvements and capacity increases. Our commitments for property, plant and equipment as of December 30, 2006 were approximately $35.6 million. We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2007.

Cash flow used in financing activities was $47.0 million in 2006 compared to $98.1 million used in 2005. Our total debt was reduced by $38.7 million in 2006 and by $135.6 during 2005. The higher level of debt reduction in 2005 was due primarily to the $53.0 million stock offering proceeds, $18.7 million of higher operating cash flow and $24.3 million lower property, plant and equipment expenditures. We paid $16.6 million in dividends to shareholders in 2006, with our quarterly dividend increasing from $.13 to $.14 per share starting with the second quarter dividend payment. In 2006, we increased our $35.0 million unsecured, short-term commercial paper facility with one of our banks to $50.0 million. At December 30, 2006, $49.0 million was outstanding under this commercial paper facility. During 2006 the Company borrowed $8.5 million secured by certain equipment. The note bears interest at 6.3% and is payable in monthly installments of principal and interest with a $6.5 million balloon payment in ten years.

Our primary financing source is our $475.0 million long-term unsecured revolving credit facility (the “Facility”) that terminates on May 5, 2009. The Company has the option through May 5, 2008, to increase the Facility up to $550.0 million subject to achievement of certain approvals and covenants. The Facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these ratios and tests as of December 30, 2006. The tests consist of a minimum interest coverage ratio of 3.75 to 1, a maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of 3.75 to 1 and a maximum senior funded debt to EBITDA ratio of 2.75 to 1, and a minimum net worth consisting of the sum of $435.0 million plus 50% of net income for each quarter ending on or after March 31, 2005 plus 75% of the net proceeds of all issuances of equity securities by the Company. At year-end 2006, we had $223.1 million of available borrowing capacity. We believe we will satisfy the Facility’s financial ratios and tests for the foreseeable future. We further believe that the combination of our operating cash flow and borrowing availability under the Facility will provide sufficient cash flow to finance our existing operations for the foreseeable future. (See also Note 5 of Notes to Consolidated Financial Statements.)

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At December 30, 2006, we had $124.1 million of fixed rate debt and $249.2 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under our credit facility with an interest rate based on a margin above LIBOR and our short-term commercial paper facility. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 30, 2006 would result in a change in after-tax annualized earnings of approximately $0.9 million.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following is a summary of the Company’s contractual obligations and payments due by period as of December 30, 2006 (in thousands):

Payments due by Period	Debt Including Estimated* Interest Payments	Operating Leases	Purchase and Other Obligations	Total Contractual Obligations
Less than 1 Year	$16,217	$6,914	$135,480	$158,611
1 - 3 Years	333,954	7,803	-	341,757
3 - 5 Years	1,500	4,520	-	6,020
More than 5 Years	13,770	3,186	-	16,956
Total	$365,441	$22,423	$135,480	$523,344

*Variable rate debt based on December 30, 2006 rates.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At December 30, 2006, the Company had outstanding standby letters of credit totaling $12.5 million. We had no other material commercial commitments.

The Company did not have any variable interest entities as of December 30, 2006 and December 31, 2005. Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following critical accounting policies could have the most significant effect on our reported results.

Revenue Recognition

We recongnize revenue when all of the following have occurred: an agreement of sale exists; pricing is determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred according to contract terms.

We use contracts and customer purchase orders to determine the existence of an agreement of sale. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the sales price is subject to refund or adjustment, and we assess collectibility based on the creditworthiness of the customer as well as the customer’s payment history.

Returns, Rebates and Incentives

Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the end user or original equipment manufacturing (OEM) customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.

We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual.

Impairment of Long-Lived Assets or Goodwill and Other Intangibles

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. We use judgment when applying the impairment rules to determine when an impairment is necessary. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. We perform our annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Retirement Plans

Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our domestic defined benefit plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases. Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year. Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.5% and an average discount rate at 5.9% for our defined benefit plans as of December 30, 2006. (See also Note 6 of Notes to Consolidated Financial Statements).

Income Taxes

We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. Federal, state and foreign jurisdictions for various tax periods. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.

Additional information regarding income taxes is contained in Note 8 in the Financial Statements.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS” 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in fiscal 2008. We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that public companies prospectively recognize through Accumulated Other Comprehensive Income the overfunded or underfunded status of their defined benefit plans as an asset or liability beginning in their 2006 year-end balance sheet. The Company has adopted SFAS 158 as of December 30, 2006. See Note 6 of Notes to Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the requirements of FIN 48 and its impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (“SFAS 123(R)”)”, which requires companies to expense the value of employee stock options and similar equity-based awards. This SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) was adopted by the Company on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company accounted for equity-based awards under APB No. 25and compensation expense is included in a proforma footnote disclosure (see Note 2 of Notes to Consolidated Financial Statements). For the years ended December 30, 2006 and December 31, 2005, operating income was reduced by $3.6 million and $0.5 million, respectively, for equity-based compensation.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At December 30, 2006, we had $124.1 million of fixed rate debt and $249.2 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under our credit facility with an interest rate based on a margin above LIBOR and our short-term commercial paper facility. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 30, 2006, would result in a change in after-tax annualized earnings of approximately $0.9 million.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing metal and natural gas commodity prices. Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

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

All hedges are recorded on the balance sheet at fair value and are treated as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) in each accounting period to the extent the hedges are deemed effective.

At December 30, 2006 we had a balance of $4.9 million in hedge assets, and $0.4 million in hedge liabilities, representing the fair value of commodity and foreign currency hedges. Of the hedge assets and hedge liabilities at December 30, 2006, $1.7 million and $0.4 million, respectively, relate to commodity hedges with the balance of $3.2 in hedge assets relating to foreign currency.

At December 30, 2006 we had a $3.0 million gain, net of tax, in AOCI related to hedging activities. Of this amount, $2.0 million related to foreign currency hedges with the balance of $1.0 million representing commodity hedges.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	(In Thousands, Except Per Share Data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Net Sales	$398,326	$337,823	$435,269	$368,768	$419,301	$345,894	$366,649	$376,222
Gross Profit	93,280	68,444	104,025	79,800	103,070	76,598	88,996	85,922
Income from Operations	43,618	25,865	57,866	35,811	53,049	34,608	39,484	38,290
Net Income	23,788	12,286	33,309	18,445	29,740	18,517	22,969	20,309
Earnings Per Share	.77	.42	1.08	.63	.96	.62	.74	.66
Earnings Per Share - Assuming Dilution	.72	.41	.99	.62	.89	.59	.68	.63
Average Number of Shares Outstanding	30,701	29,034	30,816	29,065	30,888	29,913	30,981	30,644
Average Number of Shares - Assuming Dilution	30,957	30,244	33,645	29,720	33,440	31,234	33,973	32,317

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Regal Beloit Corporation (the “Company”) is responsible for the accuracy and internal consistency of the preparation consolidated financial statements and footnotes contained in this annual report.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. Regal Beloit Corporation operates under a system of internal accounting controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. The internal accounting control system is evaluated for effectiveness by management and is tested, monitored and revised as necessary. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of December 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, Deloitte & Touche LLP, have audited the financial statements prepared by the management of Regal Beloit Corporation and management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Regal Beloit Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Regal Beloit Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and our report dated February 28, 2007, expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123R, Share Based Payment, and No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Regal Beloit Corporation:

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders’ investment, comprehensive income and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries for the above stated periods, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment.

As discussed in Note 6 to the consolidated financial statements, as of December 30, 2006, the Company adopted Statement of Financial Accounting Standard No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 28, 2007

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)

	For the Year Ended
	December 30,	December 31,
	2006	2005	2004
Net Sales	$1,619,545	$1,428,707	$756,557

Cost of Sales	1,230,174	1,117,943	589,497

Gross Profit	389,371	310,764	167,060

Operating Expenses	195,354	176,192	111,898

Income From Operations	194,017	134,572	55,162

Interest Expense	19,886	22,090	6,787

Interest Income	711	442	183

Income Before Taxes & Minority Interest	174,842	112,924	48,558

Provision For Income Taxes	62,051	39,829	15,728

Income Before Minority Interest	112,791	73,095	32,830

Minority Interest in Income, Net of Tax	2,985	3,538	2,395

Net Income	$109,806	$69,557	$30,435

Per Share of Common Stock:

Earnings Per Share - Basic	$3.56	$2.34	$1.24

Earnings Per Share - Assuming Dilution	$3.28	$2.25	$1.22

Average Number of Shares Outstanding-Basic	30,846,854	29,675,206	24,602,868
Average Number of Shares Outstanding - Assuming Dilution	33,504,190	30,878,981	24,904,287

See Accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS	December 30,	December 31,
	2006	2005
Current Assets:
Cash and Cash Equivalents	$36,520	$32,747
Receivables, less Allowances for Doubtful Accounts of $5,886 in 2006 and $2,653 in 2005	218,036	197,118
Inventories	275,138	224,316
Prepaid Expenses and Other Current Assets	16,597	16,121
Future Income Tax Benefits	22,877	16,978
Total Current Assets	569,168	487,280
Property, Plant and Equipment:
Land and Improvements	18,400	18,624
Buildings and Improvements	105,425	100,036
Machinery and Equipment	360,674	336,171
Property, Plant and Equipment, at Cost	484,499	454,831
Less - Accumulated Depreciation	(215,619)	(210,502)
Net Property, Plant and Equipment	268,880	244,329

Goodwill	546,152	546,168
Intangible Assets, Net of Amortization	43,257	45,674
Other Noncurrent Assets	10,102	19,103
Total Assets	$1,437,559	$1,342,554

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$108,050	$82,513
Commercial Paper Borrowings	49,000	25,000
Dividends Payable	4,345	3,985
Accrued Compensation and Employee Benefits	51,192	41,127
Other Accrued Expenses	45,578	46,559
Income Taxes Payable	380	18,923
Current Maturities of Long-Term Debt	376	684
Total Current Liabilities	258,921	218,791

Long-Term Debt	323,946	386,332
Deferred Income Taxes	65,937	59,993
Other Noncurrent Liabilities	5,962	18,394
Minority Interest in Consolidated Subsidiaries	9,634	11,048
Pension and other Post Retirement Benefits	23,184	-

Shareholders’ Investment:
Common Stock $.01 par value, 50,000,000 shares authorized 31,812,043 issued in 2006 and 31,429,736 issued in 2005	318	315
Additional Paid-In Capital	329,142	316,426
Less-Treasury Stock, at cost, 774,100 shares in 2006 and 2005	(15,228)	(15,228)
Retained Earnings	435,971	343,161
Unearned Compensation	-	(657)
Accumulated Other Comprehensive Income	(228)	3,979
Total Shareholders’ Investment	749,975	647,996
Total Liabilities and Shareholders’ Investment	$1,437,559	$1,342,554
See accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In Thousands of Dollars, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2003	$250	$132,313	$(2,727)	$270,760	$--	$(1,892)	$398,704
Net Income	--	--	--	30,435	--	--	30,435
Dividends Declared ($.48 per share)	--	--	--	(12,358)	--	--	(12,358)
Unearned Compensation, Net of Amortization	--	288	--	--	(224)	--	64
Shares Issued for Acquisition	46	130,343	--	--	--	--	130,389
Common Stock Repurchased	--	--	(12,501)	--	--	--	(12,501)
Stock Options Exercised	2	846	--	--	--	--	848
Other Comprehensive Income (see detail Comprehensive Income Statement)	--	--	--	--	--	2,598	2,598
Balance, December 31, 2004	$298	$263,790	$(15,228)	$288,837	$(224)	$706	$538,179

Net Income	--	--	--	69,557	--	--	69,557
Dividends Declared ($.51 per share)	--	--	--	(15,233)	--	--	(15,233)
Unearned Compensation, Net of Amortization	--	891	--	--	(433)	--	458
Stock Proceeds from Shares Sold by GE in Stock Offering, Net of Tax	--	5,887	--	--	--	--	5,887
Shares issued in Stock Offering	15	43,524	--	--	--	--	43,539
Stock Options Exercised, including income tax benefit	2	2,334	--	--	--	--	2,336
Other Comprehensive Income (see detail Comprehensive Income Statement)	--	--	--	--	--	3,273	3,273
Balance, December 31, 2005	$315	$316,426	$(15,228)	$343,161	$(657)	$3,979	$647,996

Net Income	--	--	--	109,806	--	--	109,806
Dividends Declared ($.55 per share)	--	--	--	(16,996)	--	--	(16,996)
Reclassification of Unearned Compensation due to adoption of SFAS 123(R)		(657)			657		-
Stock Options Exercised, including income tax benefit and share cancellations	3	13,373		--	--	--	13,376
Pension and Post Retirement Benefit Adjustment, net of tax	--	--	--	--	--	(5,838)	(5,838)
Other Comprehensive Income (see detail Comprehensive Income Statement)	--	--	--	--	--	1,631	1,631
Balance, December 30, 2006	$318	$329,142	$(15,228)	$435,971	$-	$(228)	$749,975
See Accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands of Dollars)
	For the Year Ended
	December 30,	December 31,
	2006	2005	2004
Net Income	$109,806	$69,557	$30,435
Other Comprehensive Income:
Minimum pension liability adjustments net of tax expense (benefit) of $553, ($209) and ($403)	902	(341)	(658)
Currency translation adjustments	2,488	(629)	2,903
Change in fair value of hedging activities (net of tax expense of $351, $5,899 and $530)	572	9,625	864
Hedging Activities Reclassified into Earnings from Other Comprehensive Income net of tax (benefit) of ($1,429), ($3,299) and ($313)	(2,331)	(5,382)	(511)
Other Comprehensive Income	1,631	3,273	2,598
Comprehensive Income	$111,437	$72,830	$33,033

See Accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	For the Year Ended
	December 30,	December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$109,806	$69,557	$30,435
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	30,823	31,175	21,061
Amortization	6,859	6,452	552
Stock-based Compensation	3,572	-	-
Provision for (Benefit of) Deferred Income Taxes	5,376	(811)	1,089
Minority Interest in Earnings of Subsidiaries	2,985	3,538	2,395
Excess Tax Benefits from Stock-based Compensation	(3,949)	-	-
Gain on Sales of Property, Plant, and Equipment	(1,889)	(507)	(2,380)
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	(17,935)	(19,222)	(28,813)
Inventories	(47,146)	28,355	(16,481)
Accounts Payable	16,969	(23,467)	14,483
Current Liabilities and Other	(11,923)	17,141	15,823
Net Cash Provided from Operating Activities	93,548	112,211	38,164

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(52,545)	(28,261)	(16,281)
Business Acquisitions, Net of Cash Acquired	(10,962)	6,561	(327,851)
Sale of Property, Plant and Equipment	20,189	9,907	5,929
Other		-	(306)
Net Cash Used in Investing Activities	(43,318)	(11,793)	(338,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Offerings	-	53,026	-
Proceeds from Long-Term Debt	8,500	-	116,319
Payments of Long-Term Debt	(1,294)	(1,285)	-
Net Proceeds from Commercial Paper Borrowings	24,000	25,000	-
Net Borrowings (Repayments) Under Revolving Credit Facility	(69,900)	(159,400)	235,500
Proceeds from the exercise of Stock Options	6,942	1,956	848
Excess tax benefits from stock-based compensation	3,949	-
Repurchase of Common Stock	-	-	(12,501)
Financing Fees Paid	-	(1,374)	(5,851)
Distributions to Minority Partners	(2,538)	(1,315)	-
Dividends Paid to Shareholders	(16,627)	(14,730)	(11,879)
Net Cash (Used in) Provided from Financing Activities	(46,968)	(98,122)	322,436

EFFECT OF EXCHANGE RATE ON CASH:	511	(824)	84

Net Increase in Cash and Cash Equivalents	3,773	1,472	22,175
Cash and Cash Equivalents at Beginning of Year	32,747	31,275	9,100
Cash and Cash Equivalents at End of Year	$36,520	$32,747	$31,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$20,185	$21,378	$5,981
Income Taxes	72,694	36,670	8,847
Non-Cash Investing: Issuance of Common Stock in Connection With Acquisition			$130,389
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 30, 2006

(1)	NATURE OF OPERATIONS

Regal Beloit Corporation (the “Company”) is a United States-based multinational corporation. The Company reports in two segments, the Electrical Segment, with its principal line of business in electric motors and power generation products and the Mechanical Segment, with its principal line of business in mechanical products which control motion and torque. The principal markets for the Company’s products and technologies are within the United States.

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.

(2)	ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. In addition, the Company has a 50/50 joint venture in China that is consolidated as over half of the joint venture sales are to Regal Beloit owned entities. All significant intercompany accounts and transactions are eliminated.

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

Research and Development

The Company performs research and development activities relating to new product development and the improvement of current products. Research and development costs are expensed as incurred.

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

Inventories

The approximate percentage distribution between major classes of inventory at year end is as follows:

	2006	2005
Raw Material	11%	13%
Work in Process	21%	25%
Finished Goods and Purchased Parts	68%	62%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 83% of the Company's inventory at December 30, 2006 and 86% in 2005, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $33.1 million and $24.0 million as of December 30, 2006 and December 31, 2005, respectively. Material, labor and factory overhead costs are included in the inventories.

The Company reviews it’s inventories for excess and obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight-line basis over the estimated useful lives (3 to 45 years) of the depreciable assets. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The Company had approximately $5.0 million of assets held for sale and classified as a component of prepaid expenses and other currents assets at December 31, 2005, related to the Company’s Grafton, Wisconsin facility which was sold in January 2006. The gain on the sale was immaterial.

Goodwill and Other Intangibles

Goodwill and Other Intangibles result from the acquisition of existing businesses by the Company. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however it is tested for impairment at least annually with any resulting adjustment charged to the results of operations. Amortization of Other Intangibles with definite lives is recorded over the estimated life of the asset.

Stock-based Compensation

The Company has adopted the fair value method of accounting for stock options as required under SFAS123(R) effective January 1, 2006 (see footnote 8).

Prior to 2006, the Company followed the accounting provisions of APB No. 25 in accounting for its stock option plans. The Company granted stock options at a price equal to the fair value of the Company’s common stock at the date of grant and, accordingly, no compensation cost was recognized. A reconciliation of the Company’s net income and earnings per share to proforma net income and proforma earnings per share for the years ended December 31, 2005 and 2004 follows:

	(In Thousands, Except Per Share Data)
	2005	2004
Net Income:
As Reported	$69,557	$30,435
Add: Total stock-based employee compensation expense included in net income,
net of related tax effects	362	117
Deduct: Total stock-based employee compensation expense, net of related tax effects	(1,690)	(839)
Pro Forma	$68,229	$29,713
Earnings Per Share:
As Reported	$2.34	$1.24
Pro Forma	$2.29	$1.21
Earnings Per Share - Assuming Dilution:
As Reported	$2.25	$1.22
Pro Forma	$2.22	$1.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, risk-free interest rate of 4.0%; expected dividend yield of 1.7% and 2.25%; expected option lives of 7.0 years; expected volatility of 28% and 35%.

Earnings per Share (EPS)

Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below. The amount of these shares was -0-, -0- and 62,850 for 2006, 2005 and 2004, respectively. The following table reconciles the basic and diluted shares used in the per share calculations for the three years ended December 30, 2006:

	2006	2005	2004
Denominator for basic EPS	30,846,854	29,675,206	24,602,868
Effect on dilutive securities	2,657,336	1,203,775	301,419
Denominator for diluted EPS	33,504,190	30,878,981	24,904,287

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

Accumulated Other Comprehensive Income (Loss)

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and minimum pension liability adjustments are included in shareholder’s investment under accumulated other comprehensive income (loss). The Company adopted SFAS No. 158 (“Employer’s Accounting for Defined Pension and Other Postretirement Plans”,) as of December 30, 2006. The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	2006	2005
Additional pension liability, net of tax	$-	$(6,434)
Translation adjustments	8,145	5,657
Hedging activities, net of tax	2,997	4,756
Pension and post retirement benefits, net of tax	(11,370)	-
Total	$(228)	$3,979

Derivative Instruments

SFAS No. 133, as amended, determining requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net earnings or accumulated other comprehensive income (loss).

The Company has entered into certain commodity forward contracts in connection with the management of its exposure to fluctuations in certain raw material commodity pricing. These derivative instruments have been designated as cash flow hedges. (See footnote 11).

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

Life Insurance Policies

The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $10.9 million at December 30, 2006 and $12.1 million at December 31, 2005. The cash surrender value, net of policy loans, is $2.1 million and $1.6 million at December 30, 2006 and December 31, 2005, respectively, and is included as a component of Other Noncurrent Assets.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS” 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in fiscal 2008. We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that public companies prospectively recognize through Accumulated Other Comprehensive Income the overfunded or underfunded status of their defined benefit plans as an asset or liability beginning in their 2006 year-end balance sheet. The Company has adopted SFAS 158 as of December 30, 2006. See Note 7 of Notes to Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the requirements of FIN 48 and its impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (“SFAS 123(R)”)”, which requires companies to expense the value of employee stock options and similar equity-based awards. This SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) was adopted by the Company on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company accounted for equity-based awards under APB No. 25and compensation expense is included in a proforma footnote disclosure (see Note 2 of Notes to Consolidated Financial Statements). For the years ended December 30, 2006 and December 31, 2005, operating income was reduced by $3.6 million and $0.5 million, respectively, for equity-based compensation.

(3)	ACQUISITIONS AND DIVESTITURES

On May 8, 2006, the Company completed the sale of substantially all of the assets of the Company’s Regal Cutting Tools business to YG-1 Co. Ltd for $7.7 million. The Company recorded a net gain of $0.2 million which was included as a reduction of operating expenses.

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

On February 7, 2005, the Company acquired 95% ownership of Changzhou Modern Technologies Co., Ltd. (“CMT”). CMT is located in Changzhou, China and produces fractional electric motors. The purchase price was $3.23 million and is being paid over a three year period.

(4)	GOODWILL AND OTHER INTANGIBLES

SFAS No. 142, “Goodwill and Other Intangible Assets,” establishes financial accounting and reporting for acquired goodwill and other intangible assets. The Company has elected to perform its annual test for impairment during the fourth quarter. The Company utilizes a discounted cash flow model to estimate the fair value of the reporting units and based upon reasonable assumptions of cash flows and cost of capital, concluded that there continues to be no impairment of goodwill. The Company believes that all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total Company
Balance, December 31, 2004	$543,910	$530	$544,440
CMT Acquisition	855	-	855
Final GE Purchase Price Settlement	(12,032)	-	(12,032)
Final Purchase Accounting Allocations	12,905	-	12,905
Balance, December 31, 2005	$545,638	$530	$546,168
Translation Adjustments	(16)	-	(16)
Balance, December 30, 2006	$545,622	$530	$546,152

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

The following information presents changes to intangible assets during the periods noted. The amounts allocated to intangible assets were determined by independent appraisals.

Summary of Intangible Assets with Definite Lives
($ thousands)
		December 30, 2006
Asset Description	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net
Non-Compete Agreements	3-5	$5,470	$1,425	$4,045
Trademarks	3-5	6,490	3,311	3,179
Patents	9-10.5	15,410	3,107	12,303
Engineering Drawings	10	1,200	247	953
Customer Relationships	10	28,600	5,823	22,777
Total		$57,170	$13,913	$43,257

		December 31, 2005
Asset Description	Useful Lives (Years)	Gross Value	Accumulated Amortization	Net
Non-Compete Agreements	3-5	$2,440	$520	$1,920
Trademarks	3-5	4,960	1,760	3,200
Patents	9-10.5	15,410	1,565	13,845
Engineering Drawings	10	1,200	127	1,073
Customer Relationships	10	28,600	2,964	25,636
Total		$52,610	$6,936	$45,674

Estimated Future Amortization (In Thousands)
2007	2008	2009	2010	2011
$ 7,428	$ 6,428	$ 6,054	$ 5,195	$ 4,729

(5) DEBT AND BANK CREDIT FACILITIES

Long-term debt consists of the following:

	(In Thousands of Dollars)
	December 30, 2006	December 31, 2005
Revolving Credit Facility	$197,200	$267,100
Convertible Senior Subordinated Debt	115,000	115,000
Other	12,122	4,916
	324,322	387,016
Less: Current maturities	376	684
Non-current portion	$323,946	$386,332

At December 30, 2006 the Company maintained a $475.0 million unsecured revolving credit facility which terminates May 5, 2009 (the “Facility”). The Company has the right to increase the Facility up to $550.0 million, subject to achievement of certain approvals and covenants. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary with LIBOR. The Company also pays a commitment fee on the unused amount of the $475.0 million maximum credit limit, which fee rate also varies with the debt to EBITDA ratio. The Facility includes various financial covenants regarding minimum net worth, permitted debt levels and minimum interest coverage. Those tests consist of a minimum interest coverage ratio of 3.75 to 1, a maximum funded debt to EBITDA ratio of 3.75:1, a maximum senior funded debt to EBITDA ratio of 2.75:1 and a minimum net worth consisting of the sum of $435.0 million plus 50% of net income for each quarter ending on or after March 31, 2005 plus 75% of the net proceeds of all issuances of equity securities by the Company. The Company was in compliance with all financial covenants as of December 30, 2006.

The average balance outstanding under the Facility in 2006 was $238.8 million and in 2005 was $396.0 million. The average interest rate paid under the Facility was 5.9% in 2006 and 4.7% in 2005. At December 30, 2006, the interest rate paid on the outstanding balance of the Facility was 6.1%. The Company also paid an unused commitment fee under the facility which was .15% of the unused balance. The Company had $223.1 million of available borrowing capacity under the Facility at December 30, 2006.

The Company, at December 30, 2006, also had $115.0 million of convertible senior subordinated notes outstanding, which were issued on April 5, 2004. The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a note if certain conditions are met after five years. The Company may not call the notes for five years, and the note holders may only put the notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the notes. In the table below the maturity of these convertible notes is shown in 2009, when the first put and call dates occur, reflecting the likelihood, in the opinion of the Company, when the notes will mature. In 2004, the Company amended the indenture to eliminate its option to issue stock upon a conversion request, and require the Company to pay only cash up to the $115.0 million par value of the notes. The Company retained the option to either pay cash, issue its stock or a combination thereof, for value above par, which is above the $25.56 stock conversion price. With the change to the indenture, the Company qualified for the Treasury Stock method of accounting for this convertible debt in accordance with EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

During 2006 the Company borrowed $8.5 million secured by certain equipment. The note bears interest at 6.3% and is payable in monthly installments of principal and interest with a balloon payment of $6.5 million due in ten years.

Based on the borrowing rates currently available to the Company for bank loans and for convertible senior subordinated debt, the fair market value of the long-term debt is not materially different from the carrying value.

Maturities of long-term debt are as follows:

Year	(In Thousands of Dollars)
2007	$376
2008	329
2009	312,374
2010	144
2011	126
Thereafter	10,973
Total	$324,322

In addition to the long-term debt shown above, at December 30, 2006 and December 31, 2005 the Company had $49.0 million and $25.0 million of unrated commercial paper outstanding, respectively. The commercial paper facility (the “CP Facility”) was increased from $35.0 million to $50.0 million during 2006. The CP Facility is unsecured and may be withdrawn by the bank at any time. The Company is required by the bank to maintain unused capacity in its long-term revolving credit facility at least equal to the amount of outstanding commercial paper. The CP Facility permits sales of paper for periods up to 180 days. At December 30, 2006, the weighted average term for the outstanding commercial paper was 61 days and the weighted average interest rate was 5.5%.

(6) RETIREMENT PLANS

The Company has a number of retirement plans that cover most of its domestic employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $3.3 million, $4.3 million and $4.5 million in 2006, 2005 and 2004, respectively.

Benefits provided under defined benefit plans are based, depending on the plan, on employees’ average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit plans is in accordance with federal laws and regulations. The actuarial valuation measurement date for pension plans is as of fiscal year end for all periods.

The Company’s defined benefit pension assets are invested in equity securities and fixed income investments based on the Company’s overall strategic investment direction as follows:

	Target
	Allocation	Return
Equity investments	70%	9-10%
Fixed income	30%	5.5 - 6.5%
Total	100%	8.5%

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

The defined benefit pension plan assets were invested as follows each year end:

	2006	2005
Equity investments	76%	75%
Fixed income	24%	25%
Total	100%	100%

As of December 30, 2006 the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”

The following table presents a reconciliation of the funded status of the defined benefit plans:

	(In Thousands of Dollars)
	2006	2005
Change in projected benefit obligation:
Obligation at beginning of period	$76,026	$66,816
Service cost	9,043	3,617
Interest cost	4,425	4,020
Actuarial (gain) loss	(712)	3,767
Plan amendments	-	10
Benefits paid	(2,514)	(2,204)
Obligation at end of period	$86,268	$76,026

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$55,698	54,007
Actual return on plan assets	5,710	3,170
Employer contributions	3,007	725
Benefits paid	(2,514)	(2,204)
Fair value of plan assets at end of period	$61,901	$55,698

Funded status	$(24,367)	$(20,328)

In accordance with SFAS No. 158, at December 30, 2006 the Company recognized the funded status of its defined benefit plans on the balance sheet as follows:
Other Accrued Expenses	$(1,183)
Pension and Other Postretirement Benefits	(23,184)
$(24,367)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$17,149
Prior service cost	1,033
$18,182

In accordance with SFAS No. 132, a reconciliation of the December 31, 2005 funded status to the net amount recognized on the balance sheet is as follows:

2005
Funded status	$(20,328)
Unrecognized net actuarial loss	20,879
Unrecognized prior service costs	1,301
Net amount recognized	$1,852

Amounts recognized in balance sheets
Prepaid benefit cost	$6,421
Accrued benefit liability	(16,485)
Intangible asset	1,530
Accumulated other comprehensive loss	10,386
Net amount recognized	$1,852

The adjustment for SFAS No. 158 affected our Consolidated Balance Sheet as follows:

Before Application of Statement SFAS No. 158
Prepaid benefit cost	$6,421
Intangible asset (pension)	1,530
Liability for pension benefits	(16,485)
Accumulated other comprehensive loss, net	5,532

Adjustments for SFAS No. 158
Prepaid benefit cost	(6,421)
Intangible asset (pension)	(1,530)
Liability for pension benefits	(7,882)
Accumulated other comprehensive loss, net	5,838

After Application of SFAS No. 158
Prepaid benefit cost	-
Intangible asset (pension)	-
Liability for pension benefits	(24,367)
Accumulated other comprehensive loss, net	11,370

The 2006 after tax adjustment for additional minimum pension liability resulted in other comprehensive income of $0.9 million.

The following weighted-average assumptions were used to determine the projected benefit obligation at year end.

	2006	2005
Discount rate	5.89% to 5.97%	5.75%
Expected long-term rate of return of assets	8.50%	8.75%

Certain of our defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations, the Company used an assumed rate of compensation increase of 3.0% and 2.8% for the years ended December 30, 2006 and December 31, 2005, respectively.

Net periodic pension benefit costs for the defined plans were as follows:

	(In Thousands of Dollars)
	2006	2005	2004
Service cost	$9,043	$3,617	$3,552
Interest cost	4,425	4,020	4,009
Expected return on plan assets	(4,903)	(4,530)	(4,335)
Amortization of net actuarial loss	1,108	995	982
Amortization of prior service cost (credit)	128	128	101
Net periodic expense	$9,801	$4,230	$4,309

The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $1.0 million, $0.1 million and -0-, respectively.

As permitted under Paragraph 26 of SFAS No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The following weighted average assumptions were used to determine net periodic pension cost for the years ended December 30, 2006, December 31, 2005 and 2004, respectively.

	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%
Expected long-term rate of return on assets	8.75	8.75	8.75

Certain of our defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of net periodic pension cost, the Company used an assumed rate of compensation increase of 2.8%, 2.8% and 2.5% for the years ended December 30, 2006, December 31, 2005 and 2004, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $37.0 million, $35.9 million and $19.8 million, respectively, as of December 31, 2005. Total accumulated benefit obligations for all defined benefit plans totaled $70.8 million and $62.9 million at December 31, 2005 and 2004, respectively. The Company estimates that, in 2007, it will make contributions in the amount of $1.2 million to fund its defined benefit plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(In Millions of Dollars)
Year	Expected Payments
2007	$3.3
2008	4.0
2009	4.2
2010	4.6
2011	5.0
2012-2016	$32.0

(7) SHARE-HOLDERS INVESTMENT

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application transition method. Before the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB No. 25, restricted stock expense was $0.5 million and $0.1 million, respectively, for the years ended December 31, 2005 and 2004.

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

The Company is authorized to make equity-based awards under various plans approved by the Company’s shareholders. The Company has not enacted any changes in the quantity or type of instruments used in share-based payment programs as a result of SFAS 123(R). Additionally, the Company did not modify any outstanding options prior to the adoption of SFAS 123(R). The Company has elected to use the Black-Scholes modified prospective method of valuing equity compensation awards, consistent with the Company’s approach under APB 25. For option grants prior to 2006, the Company utilizes the assumptions noted in the Accounting for Stock Options section of Accounting Policies (footnote 2).

SFAS 123(R) requires the reporting of the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits), if any, as a financing cash flow rather than as an operating cash flow.

Under SFAS 123(R), the Company recognized approximately $3.6 million in share-based compensation expense in 2006. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of December 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $6.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.6 years. The total income tax benefit recognized relating to share-based compensation for the year ended December 30, 2006 was approximately $3.9 million.

Under the Company’s 1998 and 2003 stock plans, the Company is authorized to deliver up to 2.5 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Approximately 600 thousand shares were available for future grant or payment under the plans at December 30, 2006.

Under the Company's equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the fourth quarter of 2006, the Company acquired shares of common stock that were presented to the Company by employees to pay the exercise price or to satisfy withholding taxes in connection with the exercise and/or vesting of stock awards. These shares were then cancelled by the Company.

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

The per share weighted average fair value of share-based incentive awards granted (options and SAR’s) during the year ended December 30, 2006 was $38.17. The fair value of the awards for the year ended December 30, 2006 is estimated on the date of grant using the Black-Scholes pricing model and the following weighted assumptions: risk-free interest rate of 4.9%, expected dividend yield of 1.4% and expected volatility of 31.2%.

The average risk-free interest rate is based on U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of our common stock as of the grant date. The Company estimated the expected volatility using a weighted average of daily historical volatility of our stock price over the expected term of the award. The Company estimated the expected term using historical data adjusted for the estimated exercise dates of unexercised awards.

A summary of share-based incentive plan grant activity (options and SAR’s) for the three fiscal years ended 2006; 2005 and 2004:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at December 31, 2003	1,282,618	$21.22
Granted	382,500	20.77
Exercised	(51,034)	16.56
Forfeited	(58,500)	20.03
Outstanding at December 31, 2004	1,555,584	21.53	5.8	$10.3
Exercisable at December 31, 2004	919,534	21.94	4.6	6.1

Outstanding at December 31, 2004	1,555,584	$21.53
Granted	372,000	29.88
Exercised	(98,667)	20.11
Forfeited	(30,600)	24.45
Outstanding at December 31, 2005	1,798,317	23.27	5.7	$20.9
Exercisable at December 31, 2005	1,138,717	22.07	4.4	15.2

Outstanding at December 31, 2005	1,798,317	$23.27
Granted	287,750	38.17
Exercised	(453,142)	20.70
Forfeited	(29,450)	24.75
Outstanding at December 30, 2006	1,602,725	26.64	5.2	$35.2
Exercisable at December 30, 2006	956,016	23.16	3.3	28.1

The table below presents share-based compensation activity for the three fiscal years ended 2006, 2005 and 2004:

	(In Millions)
	2006	2005	2004
Total intrinsic value of stock options exercised	$11.4	$1.0	$0.3
Cash received from stock option exercises	6.9	2.0	0.8
Income tax benefit from the exercise of stock options	3.9	0.4	-
Total fair value of stock options vested	7.5	8.4	6.7

Restricted Stock

The Company also granted restricted stock awards to certain employees. The Company restrictions lapse two to three years after the date of the grant. The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three fiscal years ended 2006, 2005 and 2004:

	Shares	Wtd. Avg. Share Fair Value	Aggregate Intrinsic Value (in thousands)
Restricted stock balance at December 31, 2003:	0
Granted	14,175	$20.30	$288
Restricted stock balance at December 31, 2004:	14,175	20.30	288
Granted	30,000	29.75	891
Restricted stock balance at December 31, 2005:	44,175	26.72	1,179
Granted	49,500	37.31	4,205
Restricted stock balance at December 30, 2006:	93,675	$32.31	$5,384

Shareholders’ Rights Plan

On January 28, 2000, the Board of Directors approved a Shareholders’ Rights Plan (the “Plan”). Pursuant to this Plan, one common share purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Company’s common stock at a price of $60 per share (equivalent to $30 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires, or announces an offer for, 15% or more of the Company’s common stock. In this event, each right will thereafter entitle the holder to purchase, at the right’s then-current exercise price, common stock of the Company or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice the full share exercise price. The rights may be redeemed by the Company at a price of one-tenth of one cent per right at any time prior to the time a person or group acquires 15% or more, of the Company’s common stock. The rights expire on January 28, 2010 unless otherwise extended.

Treasury Stock

The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 30, 2006, the Company has repurchased 774,100 shares at an average purchase price of $19.67 per share.

Common Stock Offering

In August 2005 the Company completed an offering of common stock. The Company issued 1,530,321 primary shares of common stock and received net proceeds of $43.7 million, which were used to repay long-term debt. Additionally, the Company received $9.3 million from General Electric’s (“GE”) net proceeds from the sale in the same August offering of all 4,559,048 shares GE received from the Company on December 31, 2004 as part of the Company’s acquisition price of GE’s HVAC motors and capacitors business. The $9.3 million was paid by GE to the Company under a shareholder agreement between GE and the Company filed with the Company’s Current Report on Form 8-K dated January 6, 2005.

(8) INCOME TAXES

Income before income taxes and minority interest consisted of the following:

	(In Thousands of Dollars)
	2006	2005	2004
United States	$152,244	$88,714	$36,689
Foreign	22,598	24,210	11,869
Total	$174,842	$112,924	$48,558

The provision for (benefit of) income taxes is summarized as follows:

	(In Thousands of Dollars)
	2006	2005	2004
Current
Federal	45,756	32,560	9,565
State	5,844	4,332	1,181
Foreign	5,075	3,748	3,893
	56,675	40,640	14,639
Deferred	5,376	(811)	1,089
Total	$62,051	$39,829	$15,728

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.4	1.4
Research tax credits	(.9)	—	—
Domestic production activities deduction	(.6)	(.5)
Resolution of tax matters	—	—	(4.3)
Impact of UK property sale	—	—	(1.0)
Other, net	(.2)	(1.6)	1.3
Effective tax rate	35.5	35.3%	32.4%

In 2006 and 2005, the Company recognized a favorable income tax impact from the Domestic Production Activities Deduction as a result of the American Jobs Creation Act of 2004. In 2004, the Company realized a favorable income tax impact primarily from the resolution of federal and state tax audits.

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company’s net deferred tax liability as of December 30, 2006 of $43.1 million is classified on the consolidated balance sheet as a net current income tax benefit of $22.9 million and a net long-term deferred income tax liability of $65.9 million. The December 31, 2005 net deferred tax liability was $43.0 million, consisting of a net current income tax benefit of $17.0 million and a net long-term deferred income tax liability of $60.0 million. The components of this net deferred tax liability are as follows:

	(In Thousands of Dollars)
	December 30, 2006	December 31, 2005
Accrued employee benefits	$19,142	$9,781
Bad debt reserve	1,531	748
Warranty reserve	2,260	1,871
Other	8,931	5,490
Deferred tax assets	31,864	17,890

Property related	(23,817)	(25,553)
Intangible items	(38,453)	(28,089)
Convertible debt interest	(7,445)	(3,753)
Inventory	(2,715)	(1,263)
Derivative instruments	(1,837)	(2,247)
Other	(657)	-
Deferred tax liabilities	(74,924)	(60,905)
Net deferred tax liability	$(43,060)	$(43,015)

A valuation allowance of $0.4 million was recorded at December 30, 2006 to adjust foreign net operating loss carry forwards to expected utilization. No valuation allowances were recorded December 31, 2005.

At December 30, 2006 and December 31, 2005, the estimated amount of total unremitted non-U.S. subsidiary earnings was $26.2 million and $16.7 million, respectively. No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested.

(9) CONTINGENCIES AND COMMITMENTS

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of December 30, 2006, the Company has accrued for anticipated costs in defending against this matter and such accumulated reserves as of December 30, 2006 are immaterial.

During the third quarter of 2006, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) was seeking reimbursement for certain costs incurred in cleaning up an environmental site in Illinois. In 2004, the Company had previous communication from the U.S. EPA that it was identified as one of three potentially responsible parties (“PRP’s”) regarding this site. The Company had previously reached a settlement in 1999 with the U.S. EPA regarding this secure site. In 2004, management provided its expert’s assessment of the site to the U.S. EPA, which had not proceeded with any enforcement action. The Company believes that it is not a PRP and intends to defend vigorously the associated claim. As of December 30, 2006 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

From time to time, the Company, in the normal course of business, is involved in various claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2006 and 2005:

	(In Thousands of Dollars)
	2006	2005
Balance, beginning of year	$(5,679)	$(5,007)
Payments	6,485	5,925
Provision	(7,106)	(6,597)
Balance, end of year	$(6,300)	$(5,679)

(10) LEASES AND RENTAL COMMITMENTS

Rental expenses charged to operations amounted to $7.5 million in 2006, $8.1 million in 2005, and $6.6 million in 2004. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Thousands of Dollars)
2007	$6,914
2008	4,944
2009	2,859
2010	2,438
2011	2,082
Thereafter	3,186

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities. These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation. Derivative commodity assets of $1.7 million (notional value of $30.2 million) and $5.9 million are recorded in current assets as of December 30, 2006 and December 31, 2005, respectively. The value of the effective portion of the contracts of $1.0 million net of tax and $3.7 million net of tax, as of December 30, 2006 and December 31, 2005, was recorded in accumulated other comprehensive income.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of December 30, 2006 derivative currency assets of $2.2 million and $1.0 million (notional value of $67.2 million) are recorded in other current assets and other non-current assets, respectively. At December 31, 2005, $1.8 million was recorded in other current assets. The value of the effective portion of the contracts of $2.0 million net of tax and $1.1 million net of tax, as of December 30, 2006 and December 31, 2005, was recorded in accumulated other comprehensive income.

Of the net unrealized gain of $3.0 million in AOCI at December 30, 2006, $2.4 million is expected to be realized in 2007. The impact of hedge ineffectiveness for the years ended December 30, 2006 and December 31, 2005 and 2004 was immaterial.

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

The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are from external customers. The Company’s products manufactured and sold outside the United States were approximately 9%, 10% and 14% of net sales in 2006, 2005 and 2004, respectively. Export sales from U.S. operations were approximately 7%, 5% and 7% in 2006, 2005 and 2004, respectively.

In 2006 and 2005 we had one customer that accounted for more than 10% of our consolidated net sales. There were no customers that accounted for 10% of sales in 2004.

Pertinent data for reportable segments for the three years ended December 30, 2006 is as follows:

	(In Thousands of Dollars)
	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
2006
Electrical	$1,418,541	$171,787	$1,319,404	$46,267	$33,194
Mechanical	201,004	22,230	118,155	6,278	4,488
Total	$1,619,545	$194,017	$1,437,559	$52,545	$37,682

2005
Electrical	$1,227,696	$118,528	$1,215,953	$23,491	$30,676
Mechanical	201,011	16,044	126,601	4,770	6,951
Total	$1,428,707	$134,572	$1,342,554	$28,261	$37,627

2004
Electrical	$556,967	$39,442	$1,211,889	$8,873	$13,823
Mechanical	199,590	15,720	140,163	7,408	7,790
Total	$756,557	$55,162	$1,352,052	$16,281	$21,613

(13) RELATED PARTY TRANSACTIONS

There were no related party transactions in 2006. During part of the year ended December 31, 2005, General Electric Company (“GE”) was a related party.

As part of the consideration paid for the acquisition of the HVAC Motors and Capacitors business on December 31, 2004, the Company issued to GE 4,559,048 shares of common stock (approximately 15% of the Company’s then outstanding common stock). In connection with the GE acquisitions, the Company and GE entered into various supply, transition services, and sales agreements. On August 11, 2005 GE sold all of the shares of the Company’s stock received in the HVAC Motors and Capacitors transaction, and, therefore, was no longer considered a “related party” of the Company. The amount paid to GE from January 1, 2005 through August 10, 2005 for trade payables, transition services and other payables of the businesses acquired from GE in 2004 was $102.4 million.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 30, 2006 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the sections Election of Directors, The Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2007 Proxy Statement. Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics and a code of conduct that apply to all our directors, officers and employees. These codes are available on our website, along with our current Corporate Governance Guidelines, at www.regal-beloit.com. The code of ethics and code of conduct are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Beloit Corporation. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 - EXECUTIVE COMPENSATION

See the information in the sections Compensation Discussion and Analysis, Executive Compensation, and Director Compensation sections of the 2007 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information in the sections Stock Ownership and Proposal 3: Approval of the Regal Beloit Corporation 2007 Incentive Plan in the 2007 Proxy.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the information in The Board of Directors section of our 2007 Proxy.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information in Proposal 4: Ratification of Deloitte & Touche LLP as the Company’s Independent Auditors for 2007 section of our 2007 Proxy.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits- see the Index to Exhibits on Pages 54 - 56.

(c) See (a) 2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL BELOIT CORPORATION
By:	/s/ DAVID A. BARTA
David A. Barta
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ HENRY W. KNUEPPEL	Chief Executive Officer and Director	February 28, 2007
Henry W. Knueppel	(Principal Executive Officer)

/s/ MARK J. GLIEBE	Chief Operating Officer and Director	February 28, 2007
Mark J. Gliebe	(Principal Operating Officer)

/s/ DAVID A. BARTA	Vice President, Chief Financial Officer	February 28, 2007
David A. Barta	(Principal Accounting & Financial Officer)

/s/ THOMAS J. FISCHER	Director	February 28, 2007
Thomas J. Fischer

/s/ STEPHEN N. GRAFF	Director	February 28, 2007
Stephen N. Graff

/s/ CURTIS W. STOELTING	Director	February 28, 2007
Curtis W. Stoelting

REGAL BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Regal Beloit Corporation:

We have audited the consolidated financial statements of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for each of the three years in the period ended December 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 28, 2007, which report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123R, Share Based Payment, as discussed in Note 7, and No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plan, as discussed in Note 6. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 28, 2007

SCHEDULE II

REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	(In Thousands of Dollars)
	Balance Beginning of Year	Charged to Expenses	Deductions[a]	Adjustments[b]	Balance End of Year
Allowance for doubtful accounts:
Year ended December 30, 2006	$2,653	$2,983	$(667)	$917	$5,886
Year ended December 31, 2005	$2,376	$890	$(418)	$(195)	$2,653
Year ended December 31, 2004	$1,432	$428	$(641)	$1,157	$2,376

Allowance for Product Warranty reserves:
Year ended December 30, 2006	$5,679	$7,106	$(6,485)	$-	$6,300
Year ended December 31, 2005	$5,007	$6,597	$(5,925)	$-	$5,679
Year ended December 31, 2004	$2,953	$5,545	$(5,325)	$1,834	$5,007

________________________________________
a Deductions consist of write offs charged against the allowance for doubtful accounts and warranty reserve accounts.
b Adjustments related to acquisitions and divestitures.

EXHIBITS INDEX
Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger among the Registrant, REGAL-BELOIT Acquisition Corp., and Marathon Electric Manufacturing Corporation dated as of February 26, 1997, as amended and restated March 17, 1997 and March 26, 1997. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated April 10, 1997 (File No. 001-07283)]

2.2
Stock Purchase Agreement, dated as of August 7, 2000, as amended by First Amendment to Stock Purchase Agreement, dated as of September 29, 2000, among Regal Beloit Corporation, LEC Acquisition Corp., LEESON Electric Corporation (“LEESON”) and LEESON’S Shareholders. [Incorporated by reference to Exhibit 2 to Regal Beloit Corporation’s Current Report on Form 8-K dated October 13, 2000 (File No. 001-07283)]

2.3
Purchase Agreement, dated as of August 10, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.4
Amendment to Purchase Agreement, dated as of August 30, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.5
Purchase Agreement, dated as of November 14, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

2.6
Amendment to Purchase Agreement, dated as of December 31, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

3.1
Articles of Incorporation of the Registrant [Incorporated by reference to Exhibit B to Regal Beloit Corporation’s Definitive Proxy Statement on Schedule 14A for the 1994 Annual Meeting of Shareholders (File No. 001-07283)]

3.2	Bylaws of the Registrant. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2005 (File No. 001-07283)]
4.1	Articles of Incorporation and Bylaws of the Registrant [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Indenture, dated April 5, 2004, between Regal Beloit Corporation and U.S. Bank National Association, as Trustee. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Registration Statement on Form S-3 filed on June 21, 2004 (Reg. No. 333-116706)]

4.3
First Supplemental Indenture, dated December 9, 2004, between Regal Beloit Corporation and U.S. Bank National Association, as Trustee. [Incorporated by reference to Exhibit 4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on December 14, 2004 (File No. 001-07283)]

4.4	Form of 2.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.2).
4.5
Registration Rights Agreement, dated April 5, 2004, among Regal Beloit Corporation, Banc of America Securities LLC, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC and Robert W. Baird & Co. Incorporated. [Incorporated by reference to Exhibit 4.5 to Regal Beloit Corporation’s Registration Statement on Form S-3 filed on June 21, 2004 (Reg. No. 333-116706)]

4.6
Rights Agreement, dated as of January 28, 2000, between Regal Beloit Corporation and BankBoston, N.A. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Registration Statement on Form 8-A (Reg. No. 1-7283) filed January 31, 2000]

4.7
Amendment to Rights Agreement, effective as of June 11, 2002, between Regal Beloit Corporation and BankBoston, N.A. [Incorporated by reference to Exhibit 4.6 to Regal Beloit Corporation’s Current Report on Form 8-K dated January 31, 2000.

Exhibit Number	Exhibit Description
4.8
Second Amendment to Rights Agreement, dated as of November 12, 2004, between Regal Beloit Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Registration Statement on Form 8-A/A filed on November 18, 2004 (File No. 001-07283)]

4.9
Third Amendment to Rights Agreement, dated as of December 31, 2004, between Regal Beloit Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.4 to Regal Beloit Corporation’s Registration Statement on Form 8-A/A filed on January 6, 2005 (File No. 001-07283)]

4.12
Amended and Restated Credit Agreement, dated as of May 5, 2004, among Regal Beloit Corporation, various financial institutions, M&I Marshall & Ilsley Bank as Administrative Agent and Swing Line Bank, and Bank of America, N.A. as Syndication Agent. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2004 (File No. 001-07283)]

4.13
First Amendment, dated December 30, 2004, to the Amended and Restated Credit Agreement, dated as of May 5, 2004, among Regal Beloit Corporation, various financial institutions, Bank of America, N.A., as Syndication Agent, and M&I Marshall and Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on January 5, 2005 (File No. 001-07283)]

4.14
Second Amendment, dated January 25, 2005, to the Amended and Restated Credit Agreement, dated as of May 5, 2004, among Regal Beloit Corporation, various financial institutions, Bank of America, N.A., as Syndication Agent, and M&I Marshall and Ilsley Bank, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-07283)]

10.1*
Regal Beloit Corporation Stock Option Deferral Policies and Procedures. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-07283)]

10.2*	1991 Flexible Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-07283)]
10.3*	1998 Stock Option Plan, as amended [Incorporated by reference to Exhibit 99 to Regal Beloit Corporation’s Registration Statement on Form S-8 (Reg. No. 333-84779)]
10.4*
2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders (File No. 001-07283)]

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Henry W. Knueppel, Mark J. Gliebe and David A. Barta. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-07283)]

10.6*	Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Paul J. Jones and Terry R. Colvin.
10.7*
Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.8*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]
10.9*
Target Supplemental Retirement Plan for designated Officers and Key Employees. [Incorporated by reference to Exhibit 10.11 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.10*
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

21	Subsidiaries of Regal Beloit Corporation.

Exhibit Number	Exhibit Description
23	Consent of Independent Auditors.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Proxy Statement of Regal Beloit Corporation for the 2007 Annual Meeting of Shareholders

[The Proxy Statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

________________________
* A management contract or compensatory plan or arrangement.