Form 10-Q
period 2007-05-04
REGAL BELOIT CORP
filed 2007-05-04
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007 or
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

31,957,525 Shares, Common Stock, $.01 Par Value (as of April 30, 2007)

Index

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words. Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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
•
other risks and uncertainties including but not limited to those described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K filed on February 28, 2007 and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. The forward-looking statements included in this Form 10-Q are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. See also Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

Index

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands of Dollars, Except Per Share Data)

ITEM I. FINANCIAL STATEMENTS

	(Unaudited)
	Three Months Ended
	March 31, 2007	April 1, 2006

Net Sales	$418,646	$398,326

Cost of Sales	321,419	305,046

Gross Profit	97,227	93,280

Operating Expenses	49,896	49,662

Income From Operations	47,331	43,618

Interest Expense	5,066	4,795

Interest Income	89	120

Income Before Taxes & Minority Interest	42,354	38,943

Provision For Income Taxes	14,690	14,342

Income Before Minority Interest	27,664	24,601

Minority Interest in Income, Net of Tax	851	813

Net Income	$26,813	$23,788

Per Share of Common Stock:

Earnings Per Share - Basic	$.87	$.77

Earnings Per Share - Assuming Dilution	$.80	$.72

Cash Dividends Declared	$.14	$.13

Average Number of Shares Outstanding - Basic	30,814,312	30,700,533
Average Number of Shares Outstanding - Assuming Dilution	33,547,519	32,957,209

See accompanying notes to Condensed Consolidated Financial Statements.

Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	(Unaudited)	(From Audited Statements)
ASSETS	March 31, 2007	December 30, 2006
Current Assets:
Cash and Cash Equivalents	$43,086	$36,520
Receivables, less Allowances for Doubtful Accounts of
$6,989 in 2007 and $5,886 in 2006	261,322	218,036
Inventories	269,488	275,138
Prepaid Expenses and Other Current Assets	17,043	22,557
Future Income Tax Benefits	24,783	22,877
Total Current Assets	615,722	575,128

Property, Plant and Equipment:
Land and Improvements	18,232	18,400
Buildings and Improvements	105,546	105,425
Machinery and Equipment	371,749	360,674
Property, Plant and Equipment, at Cost	495,527	484,499
Less - Accumulated Depreciation	(222,503)	(215,619)
Net Property, Plant and Equipment	273,024	268,880

Goodwill	546,187	546,152
Intangible Assets, net of Amortization	41,803	43,257
Other Noncurrent Assets	9,107	10,102
Total Assets	$1,485,843	$1,443,519

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable	$120,377	$108,050
Commercial Paper Borrowings	49,125	49,000
Dividends Payable	4,365	4,345
Accrued Compensation and Employee Benefits	53,179	51,192
Other Accrued Expenses	38,369	45,578
Current Maturities of Debt	9,557	376
Total Current Liabilities	274,972	258,541

Long-Term Debt	323,542	323,946
Deferred Income Taxes	66,732	65,937
Other Noncurrent Liabilities	10,959	12,302
Minority Interest in Consolidated Subsidiaries	10,517	9,634
Pension and other Postretirement Benefits	24,291	23,184

Shareholders’ Investment:
Common Stock, $.01 par value, 50,000,000 shares authorized,
31,949,275 issued in 2007 and 31,812,043 issued in 2006	319	318
Additional Paid-In Capital	331,140	329,142
Less-Treasury Stock, at cost, 774,100 shares in 2007 and 2006	(15,228)	(15,228)
Retained Earnings	457,860	435,971
Accumulated Other Comprehensive Income (Loss)	739	(228)
Total Shareholders’ Investment	774,830	749,975
Total Liabilities and Shareholders’ Investment	$1,485,843	$1,443,519

See accompanying notes to Condensed Consolidated Financial Statements.

Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	(Unaudited) Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,813	$23,788
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	9,883	8,115
Minority interest	851	813
Excess tax benefit from stock-based compensation	(3,310)	(450)
Loss (gain) on sale of assets	8	(8)
Stock-based compensation expense	865	867
Change in assets and liabilities, net	(24,703)	(35,377)
Net cash provided by (used in) operating activities	10,407	(2,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,163)	(7,257)
Purchases of short-term investments	-	(4,225)
Business acquisitions, net of cash acquired	(565)	(565)
Sale of property, plant and equipment	-	5,207
Net cash (used) in investing activities	(12,728)	(6,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowing	9,200	-
Payments of long-term debt	(225)	(197)
Net (repayments) borrowings under revolving credit facility	(200)	3,500
Proceeds from commercial paper borrowings, net	125	5,000
Dividends paid to shareholders	(4,345)	(3,985)
Proceeds from the exercise of stock options	747	1,363
Excess tax benefits from stock-based compensation	3,310	450
Net cash provided by financing activities	8,612	6,131

EFFECT OF EXCHANGE RATE ON CASH	275	(66)

Net increase (decrease) in cash and cash equivalents	6,566	(3,027)
Cash and cash equivalents at beginning of period	36,520	32,747
Cash and cash equivalents at end of period	$43,086	$29,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,933	$5,436
Income taxes	$9,343	$19,898

See accompanying notes to Condensed Consolidated Financial Statements.

Index

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying (a) condensed balance sheet as of December 30, 2006, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of March 31, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2007.

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

3. INVENTORIES

Cost for approximately 83% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	March 31, 2007	December 30, 2006
Raw Material	11%	11%
Work-in Process	20%	21%
Finished Goods and Purchased Parts	69%	68%

4. COMPREHENSIVE INCOME

The Company's comprehensive income for the first quarter of 2007 and 2006 was as follows:

	(In Thousands of Dollars)
	First Quarter Ending
	March 31, 2007	April 1, 2006
Net income as reported	$26,813	$23,788
Comprehensive income (loss) from:
Additional Pension Liability, net of tax	-	(13)
Cumulative translation adjustments	802	216
Changes in fair value of hedging activities, net of tax	(944)	1,987
Hedging activities reclassified into earnings from accumulated other comprehensive income (“AOCI”), net of tax	942	(3,395)
Amortization of net prior service costs and actuarial losses	167	-
Comprehensive income	$27,780	$22,583

Index

5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the first quarter of 2007 and 2006 (in thousands):
	March 31, 2007	April 1, 2006
Beginning balance	$6,300	$5,679
Deduct: Payments	(1,614)	(1,359)
Add: Provision	759	1,332
Ending balance	5,445	$5,652

6. BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	(Unaudited)
	Mechanical Segment		Electrical Segment
	Three Months Ended		Three Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net Sales	$51,846	$52,961	$366,800	$345,365
Income from Operations	6,326	$3,707	41,005	$39,911
% of Net Sales	12.2%	7.0%	11.2%	11.6%
Goodwill at end of period	$530	$530	$545,657	$545,638

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the three months ending March 31, 2007 were as follows (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 30, 2006	$545,622	$530	$546,152
Translation	35	-	35
Balance as of March 31, 2007	$545,657	$530	$546,187

Other intangible assets consisted of the following (in thousands):

Summary of Intangible Assets with Definite Lives

		March 31, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 - 5	$5,408	$1,683	$3,725
Trademarks	3 - 5	6,652	3,477	3,175
Patents	9 - 10.5	15,410	3,492	11,918
Engineering Drawings	10	1,200	277	923
Customer Relationships	10	28,600	6,538	22,062
Total		$57,270	$15,467	$41,803

		December 30, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net BookValue
Non-Compete Agreements	3 - 5	$5,470	$1,425	$4,045
Trademarks	3 - 5	6,490	3,311	3,179
Patents	9 - 10.5	15,410	3,107	12,303
Engineering Drawings	10	1,200	247	953
Customer Relationships	10	28,600	5,823	22,777
Total		$57,170	$13,913	$43,257

Index

Estimated Amortization (in thousands)
2007	2008	2009	2010	2011
$ 7.1	$ 6.3	$ 5.9	$ 5.5	$ 4.7

Amortization expense recorded for the three months ended March 31, 2007 was $1.7 million. The Company performs an annual evaluation of goodwill and intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

8. DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness, excluding commercial paper borrowings, as of March 31, 2007, and December 30, 2006 was as follows (in thousands):

	March 31, 2007	December 30, 2006
Revolving credit facility	$197,000	$197,200
Convertible senior subordinated debt	115,000	115,000
Other	21,099	12,122
	333,099	324,322
Less: Current maturities	9,557	376
Non-current portion	$323,542	$323,946

At March 31, 2007, the Company maintained a $475.0 million revolving credit facility (“Facility”). Borrowings under the Facility bear interest at 30-day LIBOR plus a borrowing spread of .75%. All Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Facility. At March 31 2007, the non-use fee was 0.15%. The Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest coverage ratios, maximum leverage, and minimum net worth. As of March 31, 2007, the Company was in compliance with all debt covenants under the Facility.

There was $49.1 million of commercial paper borrowings outstanding at March 31, 2007, all of which had original maturity terms of 90 days or less, and had a weighted interest rate of 5.45%. Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility. The Facility provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $475.0 million.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt are convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price of $33.23 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024. Holders that exercise their right to convert the notes will receive up to the principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of March 31, 2007.

During the quarter ended March 31, 2007, a foreign subsidiary of the Company borrowed a total of $9.2 million denominated in U.S. dollars. The borrowings were made under a $15.0 million unsecured credit facility which expires in December, 2008. The notes are all short term and bear interest at a margin over LIBOR.

9. PENSION PLANS

As of December 30, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands) First Quarter Ending
	March 31, 2007	April 1, 2006
Service cost	$1,207	$940
Interest cost	1,267	1,140
Expected return on plan assets	(1,283)	(1,225)
Amortization of prior service cost	32	123
Amortization of net actuarial loss	239	2,302
Net periodic benefit expense	$1,462	$3,279

Index

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $1.0 million and $0.1 million, respectively.

In both the first quarter of 2007 and 2006, the Company contributed $0.1 million to defined benefit pension plans. The Company expects to contribute an additional $1.1 million, for total contributions of $1.2 million in 2007. The Company contributed a total of $3.0 million in 2006. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

10. SHAREHOLDERS’ INVESTMENT

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards SFAS 123(R), Share-Based Payment, using the modified prospective application transition method.

During the three months ended March 31, 2007 and April 1, 2006, the Company recognized approximately $0.9 million in share-based compensation expense. The total income tax benefit recognized relating to share-based compensation for the three months ended March 31, 2007 and April 1, 2006 was approximately $3.3 and $0.4 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient. As of March 31, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $9.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.7 years.

Under the Company’s 1998 and 2003 stock plans, the Company was authorized as of March 31, 2007 to deliver up to 2.5 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Approximately 0.4 million shares were available for future grant or payment under the various plans at March 31, 2007.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options and stock appreciation rights (SAR’s). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.

The per share weighted average fair value of stock options granted during the three months ended March 31, 2007 and April 1, 2006 was $18.11 and $12.60, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Three Months Ended
	March 31, 2007	April 1, 2006
Average risk-free interest rate	4.6%	4.5%
Expected dividend yield	1.2%	1.4%
Expected volatility	32.0%	27.0%
Average expected term (years)
Options	NA	8.0
SAR’s	7.0	5.0

The average risk-free interest rate is based on U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of the Company’s common stock as of the grant date. The Company determined expected volatility using a weighted average of daily historical volatility of the Company’s stock price over the expected term of the award. The Company determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

Index

A summary of stock option activity (options and SAR’s) during the three months ended March 31, 2007 is as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of period	1,602,725	$26.64
Granted	140,000	48.05
Exercised	(31,050)	24.07
Forfeited	(2,250)	33.35
Outstanding at end of period	1,709,425	28.44	5.0	$32.1
Exercisable at end of period	1,085,466	$24.16	3.8	$24.1

The table below presents share-based compensation activity for the quarters ended March 31, 2007 and April 1, 2006:

	(In Thousands) First Quarter Ending
	March 31, 2007	April 1, 2006
Total intrinsic value of stock options exercised	$730	$1,225
Cash received from stock option exercises	747	1,363
Income tax benefit from the exercise of stock options	3,310	450
Total fair value of stock options vested	8,955	8,768

Restricted Stock

The Company also granted restricted stock awards to certain employees during the three months ended March 31, 2007. The Company recorded pretax compensation expense associated with the stock grants amounting to $0.3 million and $0.2 million for the three months ending March 31, 2007 and April 1, 2006, respectively. Restrictions generally lapse two to three years after the date of grant. The Company values restricted stock awards at the closing market value of its common stock on the date of grant.

A summary of restricted stock activity for the three months ended March 31, 2007 is as follows:

	Shares	Wtd. Avg. Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock balance at December 30, 2006	93,675	$32.31
Granted	22,000	48.05
Restrictions lapsed	(23,000)	27.63
Restricted stock balance at March 31, 2007	92,675	$37.20	$3.4

11. INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of the beginning of fiscal 2007, December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter basis must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. As a result of adopting FIN 48, the Company determined that approximately $560 (including approximately $392 in estimated interest payments) of tax benefits previously recognized were considered uncertain tax positions; as such these deductions may not be sustained upon examination by taxing authorities. This adjustment was reflected as a reduction of retained earnings. In addition, consistent with the provisions of FIN 48, the Company reclassified $6.9 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. As a result of the adoption of FIN 48, certain tax liabilities as of December 30, 2006 were reclassified in the condensed consolidated balance sheet. Income tax liabilities of $6.3 million were reclassified from current liabilities to non-current liabilities. In addition, $5.9 million of prepaid taxes were reclassified from current liabilities to current assets in the December 30, 2006 comparative condensed consolidated balance sheet.

Index

As of the adoption date at the beginning of the quarter and at March 31, 2007, the Company had approximately $6.9 million of unrecognized tax benefits, $3.3 million of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Federal tax returns from 2003 through 2006 and various state tax returns from 2001 through 2006 remain subject to income tax examinations by tax authorities. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

12. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	First Quarter Ending
	March 31, 2007	April 1, 2006
Denominator for basic EPS - weighted average shares	30,814	30,701
Effect of dilutive securities	2,734	2,256
Denominator for diluted EPS	33,548	32,957

Options for common shares where the exercise price was above the market price at March 31, 2007, totaling 106,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive. There were no such anti-dilutive option shares outstanding at April 1, 2006.

13. CONTINGENCIES

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of March 31, 2007, amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

Index

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois. In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site. In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site. In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004. The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim. As of March 31, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

14. DERIVATIVE INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities. These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation. Derivative commodity assets of $3.1 million and $1.7 million are recorded in current assets as of March 31, 2007 and December 30, 2006, respectively. The value of the effective portion of the contracts of $1.8 million net of tax and $1.0 million net of tax, as of March 31, 2007 and December 30, 2006, was recorded in accumulated other comprehensive income (“AOCI”).

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of March 31, 2007, derivative currency assets of $1.4 million and $0.6 million are recorded in other current assets and other non-current assets, respectively. At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively. The value of the effective portion of the contracts of $1.2 million net of tax and $2.0 million net of tax, as of March 31, 2007 and December 30, 2006, respectively, was recorded in AOCI.

Of the net unrealized gain of $3.0 million in AOCI at March 31, 2007, $2.7 million is expected to be realized in the next year. The impact of hedge ineffectiveness was immaterial for all periods.

15. SUBSEQUENT EVENTS

On April 20, 2007, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation that increased the number of shares of common stock that the Company is authorized to issue from 50 million shares to 100 million shares. The Company also authorized the issuance of up to 2.5 million shares to be used under the Regal Beloit Corporation 2007 Equity Incentive Plan approved by the Company’s shareholders on April 20, 2007. Each authorized share is accompanied by one Common Stock Purchase Right as described in our Annual Report on Form 10-K filed on February 28, 2007.

On April 30, 2007, the Company amended its revolving credit facility. The committed amount of the revolving credit facility increased from $475.0 million to $500.0 million. The conditional commitment, subject to certain approvals and covenants, increased from $75.0 million to $200.0 million under the new facility. The facility still bears interest based on a margin over LIBOR and contains revised covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

End markets for the Company’s products continued to show strength during the first quarter of 2007. Net sales increased 5.1% to $418.6 million from $398.3 million in the first quarter of 2006.

Net income increased 12.7% to $26.8 million in the first quarter of 2007 as compared to $23.8 million in the comparable period last year. Diluted earnings per share increased 11.1% to $0.80 as compared to $0.72 for the first quarter of 2006.

Index

RESULTS OF OPERATIONS

Sales for the quarter were $418.6 million, a 5.1% increase over the $398.3 million reported for the first quarter of 2006. First quarter 2007 sales included $17.9 million of sales related to the Sinya motor business that was purchased in May 2006. First quarter 2006 sales included $4.7 million of sales related to the Company’s cutting tools business. Substantially all of the assets of the Company’s cutting tools business were sold in May 2006.

In the Electrical segment, sales increased 6.2%. The soft housing market and a comparison to a strong 2006 that was favorably impacted by the SEER 13 legislation impacted sales in the HVAC business, which decreased 14.2%. The sales for the remainder of the motor businesses increased 20.5%, including $17.9 million of sales attributable to the Sinya motor business acquired in the second quarter of 2006. Sales for the power generation businesses increased 24.3%. Sales in the Mechanical segment were down 2.1%, however, the sale of substantially all of the assets of the Company’s cutting tools business in May 2006 reduced segment sales by approximately $4.7 million for the quarter.

Gross margins for the quarter were 23.2%, compared to 23.4% in the first quarter of 2006. Material costs, specifically copper and aluminum, continued to increase and have a significant impact on our gross margins during the quarter, partially offset by new products, productivity, pricing actions and positive product mix across our entire business resulting in the 0.2% decrease.

Operating expenses were $49.9 million (11.9% of sales) in the first quarter of 2007 versus $49.7 million (12.5% of sales) in first quarter of 2006. Included in operating expenses for the first quarter of 2006 was $2.0 million of expense related to the Regal Beloit Supplemental Executive Retirement Plan resulting from a change in assumptions associated with retirement benefits for certain key executives. Income from operations was $47.3 million versus $43.6 million in the first quarter of 2006, an increase of 8.5%. As a percent of sales, income from operations was 11.3% in the first quarter of 2007 versus 11.0% for the first quarter of 2006. This increase reflected contributions from new products, pricing actions, productivity, and the leveraging of fixed costs.

Net interest expense was $5.0 million versus $4.7 million in the first quarter of 2006. The increase was due to higher interest rates we paid on debt outstanding, which was partially offset by lower average borrowings.

The tax rate for the quarter was 34.7% versus 36.8% in the prior year period. The tax rate for the first quarter of 2007 was impacted by the distribution of income, which was weighted more to lower tax rate countries than during the comparable period of 2006.

Net income for the first quarter of 2007 was $26.8 million, an increase of 12.7% versus the $23.8 million reported in same period of 2006. Fully diluted earnings per share was $0.80 as compared to $0.72 per share reported in the first quarter of 2006. The average number of diluted shares was 33,547,519 during the first quarter of 2007 as compared to 32,957,209 during the comparable period last year. The increase reflects the dilutive impact of the Company’s convertible senior subordinated debt which was greater in the first quarter of 2007 resulting from the increase in the price of our stock during the comparable period of 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $340.8 million at March 31, 2007, a 7.6% increase from $316.6 million at year-end 2006. The $24.2 million increase was due primarily to a $43.3 million accounts receivable increase resulting primarily from increased sales in the first quarter of 2007, partially offset by a $12.3 million increase in accounts payable and a $5.7 million decrease in inventories. The ratio of our current assets to our current liabilities (“current ratio) of 2.2:1 at March 31, 2007 was unchanged from year-end 2006.

Net cash provided by operating activities was $10.4 million in the first quarter of 2007 as compared to $2.3 million cash used in the first quarter of 2006. During the first quarter of 2007, decreases in our inventories provided $13.0 million more as compared to the prior year’s quarter. Net cash used in investing activities was $12.7 million in the first quarter of 2007, above the $6.8 million used in last year’s first quarter, due primarily to the $5.2 million sale of our Grafton, Wisconsin facility in 2006. Additions to property, plant and equipment of $12.2 million in the first quarter of 2007 were $4.9 million above the $7.3 million in the comparable period of 2006. Our cash flow provided by financing activities was $8.6 million during the first quarter of 2007 versus $6.1 million in the first quarter of 2006.

Our outstanding long-term debt decreased from $323.9 million at December 30, 2006 to $323.5 million at March 31, 2007. Of our total long-term debt, $197.0 million was outstanding under our $475.0 million unsecured revolving credit facility that expires on May 5, 2009 (the “Facility”). The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA. At March 31, 2007, the Company’s margin above LIBOR was .75% and our commitment fee rate was .15%. The Facility requires us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all of these tests as of March 31, 2007. The Facility was amended subsequent to the end of the quarter. See Note 15 to the condensed consolidated financial statements.

Index

In addition to the Facility, at March 31, 2007, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, $49.1 million of short-term commercial paper borrowings and $21.1 million of other debt. At March 31, 2007, our borrowing availability under the Facility was $223.2 million based on the Facility’s credit limit.

During the quarter ended March 31, 2007, a foreign subsidiary of the Company borrowed a total of $9.2 million denominated in U.S. dollars. The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008. The notes are all short term and bear interest at a margin over LIBOR.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition
We recognized revenue when all of the following have occurred: an agreement of sale exists; pricing is determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred according to contract terms.

We use contracts and customer purchase orders to determine the existence of an agreement of sale. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the sale price is subject to refund or adjustment, and we assess collectibility based on the creditworthiness of the customer as well as the customer’s payment history.

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

Retirement Plans
Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our domestic defined benefit plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations, and where applicable, the rate of annual compensation increases. Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients, and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year. Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.5% and an average discount rate at 5.9% for our defined benefit plans as of December 30, 2006.

Income Taxes
We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. Federal, state, and foreign jurisdictions for various tax periods. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.

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

New Accounting Pronouncements
In February 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company on January 1, 2008, although early adoption is permitted. If the Company elects to adopt SFAS 159 early, it would need to concurrently early adopt the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which is described below. The Corporation is evaluating the provisions of SFAS 159.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that public companies prospectively recognize through Accumulated Other Comprehensive Income the over funded or under funded status of their defined benefit plans as an asset or liability beginning in their 2006 year-end balance sheet. The Company adopted SFAS 158 as of December 30, 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in fiscal 2008. We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted FIN 48 in the first quarter of 2007. See Note 11 to the condensed consolidated financial statements.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At March 31, 2007, we had $123.9 million of fixed rate debt and $258.3 million of variable rate debt, the latter subject to interest rate risk. The variable rate debt is primarily under the Facility with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 31, 2007, would result in a change in after-tax annualized earnings of approximately $0.9 million.

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

Derivative commodity assets of $3.1 million and $1.7 million are recorded in current assets as of March 31, 2007, and December 30, 2006, respectively. The value of the effective portion of the contracts of $1.8 million net of tax and $1.0 million net of tax, as of March 31, 2007 and December 30, 2006, was recorded in accumulated other comprehensive income.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of March 31, 2007, derivative currency assets of $1.4 million and $0.6 million are recorded in other current assets and other non-current assets, respectively. At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively. The value of the effective portion of the contracts of $1.2 million net of tax and $2.0 million net of tax, as of March 31, 2007, and December 30, 2006 respectively, was recorded in AOCI.

Of the net unrealized gain of $3.0 million in AOCI at March 31, 2007, $2.7 million is expected to be realized in the next year. The impact of hedge ineffectiveness was immaterial for all periods included in this report.

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

PART II - OTHER INFORMATION

Items 2 and 3 are inapplicable and have been omitted.

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

The Company believes that this action is without merit and that it has meritorious defenses to the action. The Company intends to defend vigorously all of the asserted claims. The litigation is in an early discovery phase and it is difficult for the Company to predict the impact the litigation may ultimately have on the Company’s results of operations or financial condition, including the expenses the Company may incur to defend against the action. As of March 31, 2007, amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois. In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site. In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site. In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004. The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim. As of March 31, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations. It is believed that the outcome of these other lawsuits will have no material effect on the Company’s financial position or its results of operations.

ITEM 1A. RISK FACTORS

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the 2006 Annual Report on Form 10-K.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2007.

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
December 31, 2006 to February 3, 2007	48,896	$51.25	-	1,225,900

February 4 to March 3, 2007	-	$-	-	1,225,900

March 4 to March 31, 2007	-	$-	-	1,225,900

Total	48,896		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the first quarter of 2007, the Company acquired 48,896 shares of common stock that were presented to the Company by employees to pay the exercise price or to satisfy withholding taxes in connection with the exercise and/or vesting of stock awards. These shares were then cancelled by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

Index

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K dated April 30, 2007 (File No. 001-07283)]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

Date: May 4, 2007	By:	/s/ David A. Barta
David A. Barta
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Index

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K dated April 30, 2007 (File No. 001-07283)]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Index