Form 10-Q
period 2007-07-31
REGAL BELOIT CORP
filed 2007-08-02
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007 or
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

32,093,130 Shares, Common Stock, $.01 Par Value (as of July 23, 2007)

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

Return to Index

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net Sales	$459,795	$435,269	$878,411	$833,595

Cost of Sales	355,919	331,244	677,338	636,290

Gross Profit	103,876	104,025	201,103	197,305

Operating Expenses	43,821	46,159	93,717	95,821

Income From Operations	60,055	57,866	107,386	101,484

Interest Expense	4,425	5,454	9,491	10,249

Interest Income	241	140	330	260

Income Before Taxes & Minority Interest	55,871	52,552	98,225	91,495

Provision For Income Taxes	18,973	18,847	33,663	33,189

Income Before Minority Interest	36,898	33,705	64,562	58,306

Minority Interest in Income, Net of Tax	645	396	1,496	1,209

Net Income	$36,253	$33,309	$63,066	$57,097

Earnings per Share of Common Stock:

Basic	$1.15	$1.08	$2.02	$1.86

Assuming Dilution	$1.06	$0.99	$1.86	$1.71

Cash Dividends Declared	$0.15	$0.14	$0.29	$0.27

Weighted Average Number of Shares Outstanding:

Basic	31,546,970	30,816,156	31,180,641	30,759,004
Assuming Dilution	34,177,529	33,644,909	33,862,524	33,301,719

See accompanying notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

		(From Audited
	(Unaudited)	Statements)
ASSETS	June 30, 2007	December 30, 2006
Current Assets:
Cash and Cash Equivalents	$53,136	$36,520
Receivables, less Allowances for Doubtful Accounts of
$5,919 in 2007 and $5,886 in 2006	272,022	218,036
Inventories	235,848	275,138
Prepaid Expenses and Other Current Assets	29,160	22,557
Future Income Tax Benefits	24,651	22,877
Total Current Assets	614,817	575,128

Property, Plant and Equipment:
Land and Improvements	18,256	18,400
Buildings and Improvements	106,829	105,425
Machinery and Equipment	380,897	360,674
Property, Plant and Equipment, at Cost	505,982	484,499
Less - Accumulated Depreciation	(231,904)	(215,619)
Net Property, Plant and Equipment	274,078	268,880

Goodwill	546,251	546,152
Intangible Assets, net of Amortization	40,156	43,257
Other Noncurrent Assets	10,734	10,102
Total Assets	$1,486,036	$1,443,519

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	133,592	108,050
Commerical Paper Borrowings	9,650	49,000
Dividends Payable	4,685	4,345
Accrued Compensation and Employee Benefits	54,622	51,192
Other Accrued Expenses	41,166	45,578
Income Taxes Payable	9,252	-
Current Maturities of Debt	8,544	376
Total Current Liabilities	261,511	258,541

Long-Term Debt	292,103	323,946
Deferred Income Taxes	70,447	65,937
Other Noncurrent Liabilities	10,567	12,302
Minority Interest in Consolidated Subsidiaries	11,284	9,634
Pension and Other Postretirement Benefits	25,072	23,184

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares authorized in 2007,
50,000,000 authorized in 2006; 32,085,630 issued in 2007 and
31,812,043 issued in 2006	321	318
Additional Paid-In Capital	332,979	329,142
Less - Treasury Stock, at cost, 774,100 shares in 2007 and 2006	(15,228)	(15,228)
Retained Earnings	489,429	435,971
Accumulated Other Comprehensive Income (Loss)	7,551	(228)
Total Shareholders' Investment	815,052	749,975
Total Liabilities and Shareholders' Investment	$1,486,036	$1,443,519

See accompanying notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Six Months Ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,066	$57,097
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	20,367	16,826
Minority interest	1,496	1,209
Excess tax benefit from stock-based compensation	(6,590)	(1,750)
Loss (gain) on sale of assets	51	(1,850)
Stock-based compensation expense	1,871	1,725
Change in assets and liabilities, net	19,849	(37,027)
Net cash provided by operating activities	100,110	36,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,863)	(17,873)
Purchases of short-term investments, net	-	(10,263)
Business acquisitions, net of cash acquired	(2,425)	(10,962)
Sale of property, plant and equipment	-	15,541
Net cash used in investing activities	(20,288)	(23,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowing	8,200	-
Payments of long-term debt	(278)	(241)
Net repayments under revolving credit facility	(31,600)	(38,600)
Net (repayments) proceeds from commercial paper borrowings	(39,350)	20,000
Dividends paid to shareholders	(8,709)	(7,980)
Proceeds from the exercise of stock options	1,403	4,239
Excess tax benefits from stock-based compensation	6,590	1,750
Distributions to minority partners	(106)	-
Financing fees paid	(551)	-
Net cash used in financing activities	(64,401)	(20,832)

EFFECT OF EXCHANGE RATE ON CASH	1,195	(18)

Net increase (decrease) in cash and cash equivalents	16,616	(8,177)
Cash and cash equivalents at beginning of period	36,520	32,747
Cash and cash equivalents at end of period	$53,136	$24,570

See accompanying notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 30, 2006, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 30, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2007.

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

3.   INVENTORIES

Cost for approximately 83% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	June 30, 2007	December 30, 2006
Raw Material	12%	11%
Work-in Process	21%	21%
Finished Goods and Purchased Parts	67%	68%

4.      ACQUISITIONS AND DIVESTITURES

On May 8, 2006, the Company completed the sale of substantially all of the assets of the Company’s Regal Cutting Tools business to YG-1 Co. Ltd. for $7.7 million.  The Company recorded a net gain of $0.2 million which was included as a reduction of operating expenses.

On May 1, 2006, the Company completed the acquisition of selected assets and liabilities of Changzhou Sinya Electromotor Co. Ltd., Jiangsu Southern Sinya Electric Co. Ltd. and Changzhou Xiesheng Plastic Co. Ltd. (collectively “Sinya”).  Sinya operations are located in Changzhou, China and primarily produce electric motors for the HVAC industry.  The purchase price was approximately $13.0 million.

Return to Index

5.      COMPREHENSIVE INCOME

The Company's comprehensive income for the second quarter and first six months of 2007 and 2006 was as follows:

	(In Thousands of Dollars)
	Second Quarter Ending		Six Months Ending
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income as reported	$36,253	$33,309	$63,066	$57,097
Comprehensive income (loss) from:
Additional Pension Liability, net of tax	-	-	-	(13)
Translation adjustments	6,010	296	6,812	512
Changes in fair value of hedging activities, net of tax	(2,546)	2,641	(3,490)	4,628
Hedging activities reclassified into earnings from
accumulated other comprehensive
income (“AOCI”), net of tax	3,159	(529)	4,101	(3,924)
Amortization of net prior service costs and actuarial losses	189	-	356	-
Comprehensive income	$43,065	$35,717	$70,845	$58,300

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the second quarter and first six months of 2007 and 2006 (in thousands):

	Second Quarter Ending		Six Months Ending
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Beginning balance	$5,445	$5,652	$6,300	$5,679
Deduct: Payments	(1,840)	(1,761)	(3,454)	(3,120)
Add: Provision	2,423	1,618	3,182	2,950
Ending balance	$6,028	$5,509	$6,028	$5,509

7.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	(Unaudited)
	Mechanical Segment				Electrical Segment
	Second Quarter Ending		Six Months Ending		Second Quarter Ending		Six Months Ending
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales	$54,136	$53,042	$105,982	$106,003	$405,659	$382,227	$772,459	$727,592
Income from Operations	8,954	7,134	15,280	10,841	51,101	50,732	92,106	90,643
% of Net Sales	16.5%	13.4%	14.4%	10.2%	12.6%	13.3%	11.9%	12.5%
Goodwill at end of period	$530	$530	$530	$530	$545,721	$546,860	$545,721	$546,860

Return to Index

8.   GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the six months ending June 30, 2007 were as follows (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 30, 2006	$545,622	$530	$546,152
Translation	99	-	99
Balance as of June 30, 2007	$545,721	$530	$546,251

Other intangible assets consisted of the following (in thousands):

		June 30, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,480	$1,955	$3,525
Trademarks	3 - 5	6,679	3,821	2,858
Patents	9 - 10.5	15,410	3,877	11,533
Engineering Drawings	10	1,200	307	893
Customer Relationships	10	28,600	7,253	21,347
Total		$57,369	$17,213	$40,156

		December 30, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,470	$1,425	$4,045
Trademarks	3 - 5	6,490	3,311	3,179
Patents	9 - 10.5	15,410	3,107	12,303
Engineering Drawings	10	1,200	247	953
Customer Relationships	10	28,600	5,823	22,777
Total		$57,170	$13,913	$43,257

Estimated Amortization (in thousands)
2007	2008	2009	2010	2011
$ 7.1	$ 6.3	$ 5.9	$ 5.5	$ 4.7

Amortization expense recorded for the three and six months ended June 30, 2007 was $1.7 million and $3.5 million, respectively. The Company performs an annual evaluation of goodwill and other intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

9.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness, excluding commercial paper borrowings, as of June 30, 2007 and December 30, 2006 was as follows (in thousands):

	June 30, 2007	December 30, 2006
Revolving credit facility	$165,600	$197,200
Convertible senior subordinated debt	115,000	115,000
Other	20,047	12,122
	300,647	324,322
Less: Current maturities	(8,544)	(376)
Non-current portion	$292,103	$323,946

During the quarter ended June 30, 2007, the Company amended its revolving credit facility (“Facility”).  The committed amount of the Facility increased from $475.0 million to $500.0 million.  The conditional commitment, subject to certain approvals and covenants, increased from $75.0 million to $200.0 million.  The Facility permits the Company to borrow at interest rates (5.8% at June 30, 2007)  based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.  The Facility requires us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of June 30, 2007.

Return to Index

There was $9.7 million of commercial paper borrowings outstanding at June 30, 2007, all of which had original maturity terms of 90 days or less, and had a weighted interest rate of 5.5%.  Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility.  The Facility provides the liquidity backstop for outstanding commercial paper.  Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $500.0 million.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024.  Holders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion.  No notes have been converted into cash or shares of common stock as of June 30, 2007.

As of June 30, 2007, a foreign subsidiary of the Company had outstanding $8.2 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The notes are all short term and bear interest at a margin over LIBOR.

10.  PENSION PLANS

As of December 30, 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.  The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands)
	Second Quarter Ending		Six Months Ending
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$1,215	$940	$2,422	$1,880
Interest cost	1,267	1,048	2,534	2,188
Expected return on plan assets	(1,282)	(1,225)	(2,565)	(2,450)
Amortization of prior service cost	31	123	63	246
Amortization of net actuarial loss	238	868	477	3,170
Net periodic benefit expense	$1,469	$1,754	$2,931	$5,034

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year is $1.0 million and $0.1 million, respectively.

In the second quarter of 2007 and 2006, the Company contributed $0.1 million, and $0.3 million, respectively, to defined benefit pension plans.  Contributions to defined benefit pension plans for the six months ended June 30, 2007 and July 1, 2006 were $0.2 million and $0.4 million, respectively.  The Company expects to contribute an additional $1.0 million, for total contributions of $1.2 million in 2007. The Company contributed a total of $3.0 million in 2006.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

11.   SHAREHOLDERS’ INVESTMENT

The Company recognized approximately $1.0 million and $0.9 million in share-based compensation expense during the second quarter of 2007 and 2006, respectively.  Share-based compensation expense for the six months ended June 30, 2007 and July 1, 2006 was $1.9 million and $1.7 million, respectively.  The total income tax benefit recognized relating to share-based compensation for the six months ended June 30, 2007 and July 1, 2006 was approximately $6.6 and $1.8 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of June 30, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $11.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.0 years.

Return to Index

On April 20, 2007, shareholders approved the 2007 Regal Beloit Corporation 2007 Equity Incentive Plan (“2007 Plan”), which authorized an additional 2.5 million shares for issuance under the 2007 Plan.  Under the 2007 Plan and the Company’s  2003 and 1998 stock plans,  the Company was authorized as of June 30, 2007 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.8 million shares were available for future grant or payment under the various plans at June 30, 2007.

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

The majority of the Company’s annual option and SAR incentive awards are made in the second quarter.  The per share weighted average fair value of share-based incentive awards granted in the May, 2007 annual grant was $16.68.  The fair value of the awards is estimated on the date of the grant using the Black-Scholes pricing model and the following assumptions:  risk-free interest rate of 4.7%, expected dividend yield of 1.2%, expected volatility of 32.0% and an estimated life of 7 years.

A summary of share-based awards (options and SAR’s) as of June 30, 2007 is as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,498,675	$31.19	6.3	$23.3
Exercisable	706,925	$23.32	4.8	$16.4

Restricted Stock

The Company also granted a total of 31,500 restricted stock awards to certain employees during the six-months ended June 30, 2007.  Restrictions generally lapse three years after the date of grant.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant.

12.   INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of the beginning of fiscal 2007, December 31, 2006.   FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter basis must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition.  As a result of adopting FIN 48, the Company determined that approximately $0.6 million (including approximately $0.4 million in estimated interest payments) of tax benefits previously recognized were considered uncertain tax positions; as such these deductions may not be sustained upon examination by taxing authorities.  This adjustment was reflected as a reduction of retained earnings.  In addition, consistent with the provisions of FIN 48, the Company reclassified $6.9 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.  As a result of the adoption of FIN 48, certain tax liabilities as of December 30, 2006 were reclassified in the condensed consolidated balance sheet.  Income tax liabilities of $6.3 million were reclassified from current liabilities to non-current liabilities.  In addition, $5.9 million of prepaid taxes were reclassified from current liabilities to current assets in the December 30, 2006 comparative condensed consolidated balance sheet.

As of the adoption date at the beginning of the fiscal year and at June 30, 2007, the Company had approximately $6.9 million of unrecognized tax benefits, $3.3 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

Return to Index

13.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	Second Quarter Ending		Six Months Ending
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Denominator for basic EPS - weighted average	31,547	30,816	31,181	30,759
Effect of dilutive securities	2,631	2,829	2,682	2,543
Denominator for diluted EPS	34,178	33,645	33,863	33,302

Options for common shares where the exercise price was above the market price at June 30, 2007, totaling approximately 133,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were 14,500 anti-dilutive option shares outstanding at July 1, 2006.

14.   CONTINGENCIES

An action (the “Action”) was filed on June 4, 2004, and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The Action was filed in the United States Bankruptcy Court for the Southern District of New York (the “Court”) where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings.  In the Action, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of about 564 generators sold by Marathon to Enron Wind from 1997 to 1999.  In January 2001, Enron Wind and Marathon entered into a “Generator Warranty and Settlement Agreement and Release of All Claims” (“Warranty Agreement”).  This Warranty Agreement resolved various issues related to past performance of the generators, provided a limited warranty related to the generators going forward, and contained a release by all parties of any claims related to the generators other than those arising out of the obligations contained in the Warranty Agreement.

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

On July 30, 2007, Marathon entered into a settlement agreement with Enron Wind to resolve all matters alleged by Enron Wind in the Action.  Under the terms of the settlement agreement, Enron Wind will fully release and discharge Marathon from all claims relating to the Action and, in exchange, Enron Wind will receive a monetary payment.  After contributions from other involved parties, the pre tax impact of Marathon’s portion of the payment under the settlement agreement would be approximately $1.8 million. The settlement agreement is subject to approval by the Court.  Marathon expects that a motion to approve the settlement agreement will be filed by Enron Wind with the Court in the near future and that, subject to scheduling, the Court will take action on the motion during the third quarter of 2007.

Marathon has denied and continues to deny all the allegations asserted in the Action. If the settlement agreement is not approved by the Court, then Marathon will continue to defend vigorously all of the claims asserted in the Action.

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of June 30, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

Return to Index

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

15.  DERIVATIVE INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities, such as copper and aluminum, based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $2.8 million and $1.7 million are recorded in current assets as of June 30, 2007 and December 30, 2006, respectively.  The value of the effective portion of the contracts of $1.6 million net of tax and $1.0 million net of tax, as of June 30, 2007 and December 30, 2006, was recorded in accumulated other comprehensive income (“AOCI”).

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of June 30, 2007, derivative currency assets of $2.5 million and $0.8 million are recorded in other current assets and other non-current assets, respectively.  At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively.  The value of the effective portion of the contracts of $2.0 million net of tax as of June 30, 2007 and December 30, 2006, was recorded in AOCI.

Of the net unrealized gain of $3.6 million in AOCI at June 30, 2007, $3.1 million is expected to be realized in the next year.  The impact of hedge ineffectiveness was immaterial for all periods.

16.  SUBSEQUENT EVENTS

On July 3, 2007, the Company signed an agreement to acquire certain assets of the FASCO Residential/Commercial operations, and the  stock of the FASCO Asia/Pacific operations of the Tecumseh Products Company.  The transaction is valued at approximately $220.0 million and is expected to close in the third quarter of 2007 subject to required approvals.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

End markets for the Company’s products continued to show strength during the second quarter of 2007.  Net sales increased 5.6% to $459.8 million from $435.3 million in the second quarter of 2006.

Net income increased 8.8% to $36.3 million in the second quarter of 2007 as compared to $33.3 million in the comparable period last year.  Diluted earnings per share increased 7.1% to $1.06 in the second quarter of 2007 as compared to $0.99 for the comparable period of 2006.

RESULTS OF OPERATIONS

Second Quarter 2007 versus Second Quarter 2006

Sales for the quarter were $459.8 million, a 5.6% increase over the $435.3 million reported for the second quarter of 2006.  Second quarter 2007 sales included $27.3 million of sales related to the Sinya motor business as compared to $10.2 million in the period from acquisition on May 1, 2006 through July 1, 2006.  Second quarter 2006 sales also included $1.7 million of sales related to the Company’s cutting tools business.  Substantially all of the assets of the Company’s cutting tools business were sold in May 2006.

In the Electrical Segment, sales increased 6.1%.  The soft housing market and a comparison to a strong 2006 that was favorably impacted by the SEER 13 legislation impacted sales in the HVAC business, which decreased 10.7%. The sales for the remainder of the motor businesses increased 19.1%, including $27.3 million of sales attributable to the Sinya motor business acquired in the second quarter of 2006.  Sales for the power generation businesses increased 22.3%. Sales in the Mechanical Segment increased 2.1%, however, second quarter 2006 sales also included $1.7 million of sales related to the Company’s cutting tools business.  Substantially all of the assets of the Company’s cutting tools business were sold in May 2006.

Return to Index

Gross margin for the quarter was 22.6%, compared to 23.9% in the second quarter of 2006.  Material costs, specifically copper and aluminum, continued to increase and have a significant impact on our gross margins during the quarter.  These costs were partially offset by new products, productivity, pricing actions and positive product mix resulting in a net 1.3% decrease in gross margin.

Operating expenses were $43.8 million (9.5% of sales) in the second quarter of 2007 versus $46.2 million (10.6% of sales) in second quarter of 2006.  Income from operations was $60.1 million versus $57.9 million in the second quarter of 2006, an increase of 3.8%.  As a percent of sales, income from operations was 13.1% in the second quarter of 2007 versus 13.3% for the second quarter of 2006.  This decrease reflected increased raw material costs partially offset by contributions from new products, pricing actions, productivity, and the leveraging of fixed costs.

Net interest expense was $4.2 million versus $5.3 million in the second quarter of 2006.  The decrease reflected lower levels of debt outstanding, which was partially offset by higher interest rates.

The tax rate for the quarter was 34.0% versus 35.9% in the prior year period. The tax rate was impacted by the distribution of income, which was weighted more to lower tax rate countries than during the comparable period of 2006.

Net income for the second quarter of 2007 was $36.3 million, an increase of 8.8% versus the $33.3 million reported in same period of 2006.  Fully diluted earnings per share was $1.06 as compared to $0.99 per share reported in the second quarter of 2006.  The average number of diluted shares was 34,177,529 during the second quarter of 2007 as compared to 33,644,909 during the comparable period last year.

Six Months Ended June 30, 2007 versus Six Months Ended July 1, 2006

Sales for the six months ended June 30, 2007 were $878.4 million, which is a 5.4% increase over the $833.6 million reported for the comparable period of 2006.  The sale of substantially all of the assets of the Company’s cutting tool business (completed May 2006) reduced 2007 sales by approximately $6.4 million.  The Sinya motor business reported sales of $45.2 million for the period ending June 30, 2007, as compared to $10.2 million from the acquisition date of May 1, 2006 through July 1, 2006.

Excluding our HVAC business, we saw strong demand for our products throughout the first half of 2007, driven by strong end market activity.  Electrical Segment sales increased 6.2% as compared to the first six months of 2006.  Sales for this segment showed strength in all product lines except HVAC, which has been affected by a soft housing market in 2007 and comparisons with a strong 2006 that was favorably impacted by the SEER 13 legislation.  Included in these results are the results for the Sinya motor business acquired on May 1, 2006.  Mechanical Segment sales for the first six months of 2007 were comparable to sales for the first six months of the prior year; however sales for the six months ended July 1, 2006 included $6.4 million of sales related to the Company’s cutting tools business.  Substantially all of the assets of the Company’s cutting tools business were sold in May, 2006.

Gross margin for the six months ended June 30, 2007 was 22.9%, which is 0.8 percentage points lower than the comparable period of 2006.  Material costs had a significant impact on the first six months of 2007, partially offset by the contribution from new products, productivity efforts, pricing actions and positive product mix across our entire business.  The raw material cost increases resulted primarily from increases in the costs of copper and aluminum.

Operating expenses were $93.7 million (10.7% of sales) versus $95.8 million (11.5% of sales) in the comparable period of 2006.  Included in operating expenses in the first half of 2006 was a second quarter $1.6 million gain resulting from the sale of real property in the Mechanical Segment.  Operating expenses for the first half of 2006 also included $2.0 million of incremental expense related to the Regal Beloit Supplemental Executive Retirement Plan resulting from a change in assumptions associated with retirement benefits for certain key executives.  Income from operations was $107.4 million versus $101.5 million in the comparable period of 2006, an increase of 5.8%.  As a percent of sales, income from operations was equal to the comparable period of 2006.

Net interest expense was $9.2 million versus $10.0 million in the comparable period of 2006.  This decrease was driven by the lower level of debt outstanding, partially offset by an increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $353.3 million at June 30, 2007, an 11.6% increase from $316.6 million at year-end 2006.  The $36.7  million increase was was driven by a $54.0 million increase in accounts receivable resulting primarily from increased sales in the second quarter of 2007, a $16.6 million increase in cash, partially offset by a $25.5 million increase in accounts payable and a $39.3 million decrease in inventories.  The ratio of our current assets to our current liabilities (“current ratio”) was 2.4:1 at June 30, 2007 as compared to 2.2:1 at year-end 2006.

Return to Index

Net cash provided by operating activities was $100.1 million for the six months ended June 30, 2007 as compared to $36.2 million in the comparable period of 2006.  During the first six months of 2007, decreases in our inventories provided $46.9 million more operating cash as compared to the comparable period of 2006.  Net cash used in investing activities was $20.3 million in the first six months of 2007 as compared to the $23.6 million used in the prior year.  Additions to property, plant and equipment were $17.9 million in the first six months of 2007, which was equal to the comparable period of 2006.  Our cash used in financing activities was $64.4 million during the first six months of 2007 versus $20.8 million used in the comparable period of 2006.  The increase in cash used in financing activities is driven by a $44.2 million increase in net debt repayments during the six months ended June 30, 2007 as compared to the first six months of 2006.

Our outstanding long-term debt decreased from $323.9 million at December 30, 2006 to $292.1 million at June 30, 2007.  Of our total long-term debt, $165.6 million was outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.   The Facility requires us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of June 30, 2007.

In addition to the Facility, at June 30, 2007, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, $9.7 million of short-term commercial paper borrowings and $11.8 million of other debt.  At June 30, 2007, our borrowing availability under the Facility was $319.1 million based on the Facility’s credit limit.  The Company’s pending acquisition of certain assets of the FASCO division of Tecumseh Products Company which is discussed in Footnote 16 of the condensed consolidated financial statements, will utilize approximately $220.0 million of our available Facility.

As of June 30, 2007, a foreign subsidiary of the Company had outstanding $8.2 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The notes are all short term and bear interest at a margin over LIBOR.

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

Return to Index

Retirement Plans
Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans.  Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed.  Our obligations under our domestic defined benefit plans are determined with the assistance of actuarial firms.  The actuaries provide us with information and recommendations regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations, and where applicable, the rate of annual compensation increases.  Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients, and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to  year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.5% and an average discount rate at 5.9% for our defined benefit plans as of December 30, 2006.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires that companies prospectively recognize through Accumulated Other Comprehensive Income the over funded or under funded status of their defined benefit plans as an asset or liability in their  balance sheets.  The Company adopted SFAS 158 as of December 30, 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be effective beginning in fiscal 2008.  We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 in the first quarter of 2007.  See Note 12 to the condensed consolidated financial statements.

Return to Index

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At June 30, 2007, we had $123.8 million of fixed rate debt and $186.5 million of variable rate debt, the latter subject to interest rate risk.  The variable rate debt is primarily under the Facility with an interest rate based on a margin above LIBOR.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 30, 2007, would result in a change in after-tax annualized earnings of approximately $0.6 million.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities, such as copper and aluminum.  Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

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

Derivative commodity assets of $2.8 million and $1.7 million are recorded in current assets as of June 30, 2007, and December 30, 2006, respectively.  The value of the effective portion of the contracts of $1.6 million net of tax and $1.0 million net of tax, as of June 30, 2007 and December 30, 2006, was recorded in accumulated other comprehensive income.

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of June 30, 2007, derivative currency assets of $2.5 million and $0.8 million are recorded in other current assets and other non-current assets, respectively.  At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively.  The value of the effective portion of the contracts of $2.0 million net of tax as of June 30, 2007, and December 30, 2006 was recorded in AOCI.

Of the net unrealized gain of $3.6 million in AOCI at June 30, 2007, $3.1 million is expected to be realized in the next year.  The impact of hedge ineffectiveness was immaterial for all periods included in this report.

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

Return to Index

PART II - OTHER INFORMATION

Items 3 and 5 are inapplicable and have been omitted.

ITEM 1.   LEGAL PROCEEDINGS

An action (the “Action”) was filed on June 4, 2004, and amended in September 2004, against one of the Company’s subsidiaries, Marathon Electric Manufacturing Corporation (“Marathon”), by Enron Wind Energy Systems, LLC, Enron Wind Contractors, LLC and Zond Minnesota Construction Company, LLC (collectively, “Enron Wind”).  The Action was filed in the United States Bankruptcy Court for the Southern District of New York (the “Court”) where each of the Enron Wind entities has consolidated its Chapter 11 bankruptcy petition as part of the Enron Corporation bankruptcy proceedings.  In the Action, Enron Wind has asserted various claims relating to the alleged failures and/or degradations of performance of about 564 generators sold by Marathon to Enron Wind from 1997 to 1999.  In January 2001, Enron Wind and Marathon entered into a “Generator Warranty and Settlement Agreement and Release of All Claims” (“Warranty Agreement”).  This Warranty Agreement resolved various issues related to past performance of the generators, provided a limited warranty related to the generators going forward, and contained a release by all parties of any claims related to the generators other than those arising out of the obligations contained in the Warranty Agreement.

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

On July 30, 2007, Marathon entered into a settlement agreement with Enron Wind to resolve all matters alleged by Enron Wind in the Action.  Under the terms of the settlement agreement, Enron Wind will fully release and discharge Marathon from all claims relating to the Action and, in exchange, Enron Wind will receive a monetary payment.  After contributions from other involved parties, the pre tax impact of Marathon’s portion of the payment under the settlement agreement would be approximately $1.8 million. The settlement agreement is subject to approval by the Court.  Marathon expects that a motion to approve the settlement agreement will be filed by Enron Wind with the Court in the near future and that, subject to scheduling, the Court will take action on the motion during the third quarter of 2007.

Marathon has denied and continues to deny all the allegations asserted in the Action. If the settlement agreement is not approved by the Court, then Marathon will continue to defend vigorously all of the claims asserted in the Action.

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of June 30, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

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

Return to Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2007.

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
April 1, 2007 to May 4, 2007	-	$-	-	1,225,900

May 5, 2007 to June 2, 2007	14,846	$46.61	-	1,225,900

June 3, 2007 to June 30, 2007	228,991	$46.54	-	1,225,900

Total	243,837		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the second quarter of 2007, the Company acquired 243,837 shares of common stock that were presented to the Company by employees to pay the exercise price or to satisfy withholding taxes in connection with the exercise and/or vesting of stock awards.  These shares were then cancelled by the Company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on April 20, 2007.

(b)	The Directors elected at the meeting and those continuing after the Annual Meeting:

Class A Directors	Class B Directors	Class C Directors
Dean A. Foate	Christopher L. Doerr	Thomas J. Fischer
G. Frederick Kasten	Mark J. Gliebe	Carol N. Skornicka
Henry W. Knueppel	Curtis W. Stoelting

(c)	(1) The Shareholders voted for the election of the following Class B Directors to serve until the 2010 Annual Meeting of Shareholders:

	Votes For	Votes Against	Abstentions
Christopher L. Doerr	25,304,694	2,241,799	66,607
Mark J. Gliebe	24,834,041	2,709,072	69,987
Curtis W. Stoelting	25,307,216	2,236,897	68,987

(2)	The Shareholders voted for election of the following Class A Director to serve until the 2009 Annual Meeting of Shareholders:

	Votes For	Votes Against	Abstentions
G. Frederick Kasten, Jr.	24,995,624	2,548,745	68,731

(3)
The proposal to amend the Company’s Articles of Incorporation to increase the number of share of Common Stock that the Company is authorized to issue was approved by a vote of 20,295,284 Votes For, 7,269,224 Votes Against and 48,593 abstentions.

(4)
The proposal to approve the Regal Beloit Corporation 2007 Equity Incentive Plan was approved by a vote of 20,735,198 Votes For, 4,453,486 Votes Against, 71,810 abstentions and 2,352,607 broker non-votes.

(5)
The proposal to ratify the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2007 was approved by a vote of  27,482,421 Votes For, 87,749 Votes Against and 42,930 abstentions

Return to Index

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit Description
3.1
Articles of Incorporation of Regal Beloit Corporation, as amended through April 20, 2007. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

3.2
Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

4.1
Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on May 2, 2007 (File No. 001-07283)]

10.1
Regal Beloit Corporation 2007 Equity Incentive Plan (incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007 (File No. 1-07283))

10.2
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.3
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.4
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.5
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

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

_______________________________
David A. Barta
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:   August 2, 2007

Return to Index

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1
Articles of Incorporation of Regal Beloit Corporation, as amended through April 20, 2007. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

3.2
Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

4.1
Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on May 2, 2007 (File No. 001-07283)]

10.1
Regal Beloit Corporation 2007 Equity Incentive Plan (incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007 (File No. 1-07283))

10.2
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.3
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.4
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.5
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Return to Index