Form 10-Q/A
period 2007-06-30
REGAL BELOIT CORP
filed 2007-08-08
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 2, 2007, is being filed to include conformed signatures on the signature page to the original Form 10-Q and the Section 302 and 906 certifications filed as Exhibits 31.1, 31.2 and 32.1 to the original Form 10-Q, which conformed signatures were inadvertently omitted from the filing.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. Additionally, this Amendment No. 1 on Form 10-Q/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the original Form 10-Q.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* The Company inadvertently omitted the conformed signatures on these certifications from the original filing of the Quarterly Report on Form 10-Q filed on August 2, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION
(Registrant)

/s/  David A. Barta
David A. Barta
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:   August 2, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION
(Registrant)

/s/  David A. Barta
David A. Barta
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:   August 8, 2007

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* The Company inadvertently omitted the conformed signatures on these certifications from the original filing of the Quarterly Report on Form 10-Q filed on August 2, 2007.