Form 10-Q
period 2007-09-29
REGAL BELOIT CORP
filed 2007-11-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended
September 29, 2007
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

32,098,630 Shares, Common Stock, $.01 Par Value (as of October 26, 2007)

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

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net Sales	$449,374	$419,301	$1,327,815	$1,252,896

Cost of Sales	342,660	316,231	1,019,998	952,521

Gross Profit	106,714	103,070	307,817	300,375

Operating Expenses	53,339	50,021	147,056	145,842

Income From Operations	53,375	53,049	160,761	154,533

Interest Expense	5,116	5,038	14,607	15,287

Interest Income	365	170	695	430

Income Before Taxes & Minority Interest	48,624	48,181	146,849	139,676

Provision For Income Taxes	16,638	17,623	50,301	50,812

Income Before Minority Interest	31,986	30,558	96,548	88,864

Minority Interest in Income, Net of Tax	747	818	2,243	2,027

Net Income	$31,239	$29,740	$94,305	$86,837

Earnings per Share of Common Stock:

Basic	$1.00	$0.96	$3.02	$2.82

Assuming Dilution	$0.92	$0.89	$2.78	$2.60

Cash Dividends Declared	$0.15	$0.14	$0.44	$0.41

Weighted Average Number of Shares Outstanding:

Basic	31,320,838	30,888,136	31,227,373	30,802,048
Assuming Dilution	34,104,123	33,440,015	33,943,057	33,347,817

See accompanying notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	(Unaudited)	(From Audited Statements)
ASSETS	September 29, 2007	December 30, 2006
Current Assets:
Cash and Cash Equivalents	$55,564	$36,520
Receivables, less Allowances for Doubtful Accounts of
$6,795 in 2007 and $5,886 in 2006	297,159	218,036
Inventories	285,839	275,138
Prepaid Expenses and Other Current Assets	31,645	22,557
Future Income Tax Benefits	26,452	22,877
Total Current Assets	696,659	575,128

Property, Plant and Equipment:
Land and Improvements	21,838	18,400
Buildings and Improvements	123,627	105,425
Machinery and Equipment	420,596	360,674
Property, Plant and Equipment, at Cost	566,061	484,499
Less - Accumulated Depreciation	(239,424)	(215,619)
Net Property, Plant and Equipment	326,637	268,880

Goodwill	636,077	546,152
Intangible Assets, net of Amortization	102,989	43,257
Other Noncurrent Assets	14,458	10,102
Total Assets	$1,776,820	$1,443,519

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	175,300	108,050
Commerical Paper Borrowings	-	49,000
Dividends Payable	4,699	4,345
Accrued Compensation and Employee Benefits	57,575	51,192
Other Accrued Expenses	60,570	45,578
Income Taxes Payable	4,278	-
Current Maturities of Debt	8,532	376
Total Current Liabilities	310,954	258,541

Long-Term Debt	497,262	323,946
Deferred Income Taxes	75,071	65,937
Other Noncurrent Liabilities	10,967	12,302
Minority Interest in Consolidated Subsidiaries	12,171	9,634
Pension and Other Postretirement Benefits	24,276	23,184

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares authorized in 2007,
50,000,000 authorized in 2006; 32,096,130 issued in 2007 and
31,812,043 issued in 2006	321	318
Additional Paid-In Capital	334,276	329,142
Less - Treasury Stock, at cost, 774,100 shares in 2007 and 2006	(15,228)	(15,228)
Retained Earnings	515,970	435,971
Accumulated Other Comprehensive Income (Loss)	10,780	(228)
Total Shareholders' Investment	846,119	749,975
Total Liabilities and Shareholders' Investment	$1,776,820	$1,443,519

See accompanying notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Nine Months Ended
	September 29, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,305	$86,837
Adjustments to reconcile net income to net cash provided
by operating activities; net of effect of acquisitions
Depreciation and amortization	30,345	25,835
Minority interest	2,243	2,027
Excess tax benefit from stock-based compensation	(6,681)	(1,960)
Gain on sale of assets, net	(34)	(1,881)
Stock-based compensation expense	2,802	2,665
Change in assets and liabilities, net	45,337	(60,713)
Net cash provided by operating activities	168,317	52,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(23,818)	(37,689)
Purchases of short-term investments, net	-	(5,853)
Business acquisitions, net of cash acquired	(253,241)	(10,962)
Sale of property, plant and equipment	160	15,555
Net cash used in investing activities	(276,899)	(38,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowing	8,200	-
Long-term debt proceeds	250,000	-
Payments of long-term debt	(333)	(333)
Net repayments under revolving credit facility	(76,200)	(23,600)
Net (repayments) proceeds from commercial paper borrowings	(49,000)	22,737
Dividends paid to shareholders	(13,394)	(12,301)
Proceeds from the exercise of stock options	1,684	5,132
Excess tax benefits from stock-based compensation	6,681	1,960
Distributions to minority partners	(106)	-
Financing fees paid	(1,397)	-
Net cash provided by (used in) financing activities	126,135	(6,405)

EFFECT OF EXCHANGE RATES ON CASH	1,491	(17)

Net increase in cash and cash equivalents	19,044	7,439
Cash and cash equivalents at beginning of period	36,520	32,747
Cash and cash equivalents at end of period	$55,564	$40,186

See accompanying notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)
1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 30, 2006, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 29, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2007.

2.   SHORT-TERM INVESTMENTS

Short-term marketable investments include investments with maturities of greater than three months and less than one year.  Such marketable investments were classified as available-for-sale and are reported at fair market value and classified within Prepaid Expenses and Other Current Assets.  Mark-to-market gains on such investments are not material.

3.   INVENTORIES

Cost for approximately 72% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	September 29, 2007	December 30, 2006
Raw Material	15%	11%
Work-in Process	20%	21%
Finished Goods and Purchased Parts	65%	68%

4.      ACQUISITIONS AND DIVESTITURES

On August 31, 2007, the Company completed the acquisition of certain assets comprising the commercial and industrial division of the Fasco Motor business (“Fasco”) from Tecumseh Products, Inc. and certain of its affiliates.  On August 31, 2007, the Company also separately acquired the stock of Jakel Incorporated (“Jakel”).  Both of the acquired businesses manufacture and market motors and blower systems for a variety of air moving applications including alternative fuel systems, water heaters, heating ventilating and air conditioning (HVAC) systems and other commercial products.

The acquisitions of Fasco and Jakel extend our product offerings, strengthen our management team, and provide opportunities for synergies and cost savings.  The combined purchase price of $250.8 million, net of cash acquired.  The results of operations of Fasco and Jakel are included in our consolidated financial statements beginning on September 1, 2007 as part of the Electrical Segment.

The purchase price allocation is preliminary, pending primarily the finalization of working capital adjustments and further analysis of contingencies.  The excess of the purchase price over the estimated fair values of the net assets acquired was  assigned to goodwill.  Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

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

5.      COMPREHENSIVE INCOME

The Company's comprehensive income for the third quarter and first nine months of 2007 and 2006 was as follows:

	(In Thousands of Dollars)
	Third Quarter Ending		Nine Months Ending
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income as reported	$31,239	$29,740	$94,305	$86,837
Comprehensive income (loss) from:
Additional Pension Liability, net of tax	-	-	-	(13)
Translation adjustments	3,510	(452)	10,322	60
Changes in fair value of hedging activities, net of tax	205	2,357	(3,285)	6,985
Hedging activities reclassified into
earnings from accumulated other
comprehensive income (“AOCI”), net of tax	(665)	(1,366)	3,436	(5,290)
Amortization of net prior service costs and actuarial losses	179	-	535	-
Comprehensive income	$34,468	$30,279	$105,313	$88,579

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the third quarter and first nine months of 2007 and 2006 (in thousands):

	Third Quarter Ending		Nine Months Ending
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Beginning balance	$6,028	$5,509	$6,300	$5,679
Deduct: Payments	(2,318)	(1,677)	(5,772)	(4,797)
Add: Provision	2,390	2,257	5,572	5,207
Add: Acquisitions	2,144	-	2,144	-
Ending balance	$8,244	$6,089	$8,244	$6,089

7.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	(Unaudited)
	Mechanical Segment				Electrical Segment
	Third Quarter Ending		Nine Months Ending		Third Quarter Ending		Nine Months Ending
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net Sales	$50,620	$48,931	$156,602	$154,934	$398,754	$370,370	$1,171,213	$1,097,962
Income from Operations	7,205	5,458	22,485	16,299	46,170	47,591	138,276	138,234
% of Net Sales	14.2%	11.2%	14.4%	10.5%	11.6%	12.8%	11.8%	12.6%
Goodwill at end of period	$530	$530	$530	$530	$635,547	$546,842	$635,547	$546,842

8.   GOODWILL AND OTHER INTANGIBLES

On August 31, 2007, the Company completed the acquisition of certain assets comprising the commercial and industrial division of the Fasco Motor business (“Fasco”) from Tecumseh Products, Inc.  On August 31, 2007, the Company also separately acquired the stock of Jakel Incorporated (“Jakel”) (see Note 4).

The purchase price allocation is preliminary, pending primarily the finalization of working capital and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the allocation period, not to exceed one year from the date of acquisition.  A preliminary allocation of $89.8 million was included in goodwill at September 29, 2007.  Changes in the carrying amount of goodwill for the nine moths ending September 29, 2007 were as follows (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 30, 2006	$545,622	$530	$546,152
Acquisitions	89,791	-	89,791
Translation	134	-	134
Balance as of September 29, 2007	$635,547	$530	$636,077

At September 29, 2007, a preliminary allocation of $65.0 million was made for other amortizable intangible assets related to the Fasco and Jakel acquisitions.  Amortization expense of $0.5 million was recorded from the date of acquisition, August 31, 2007, through September 29, 2007.  Other intangible assets consisted of the following (in thousands):

		September 29, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,517	$2,240	$3,277
Trademarks	3 - 5	6,734	4,164	2,570
Patents	9 - 10.5	15,410	4,263	11,147
Engineering Drawings	10	1,200	337	863
Customer Relationships	10	28,600	7,968	20,632
Subtotal		57,461	18,972	38,489
Acquisitions		65,000	500	64,500
Total		$122,461	$19,472	$102,989

		December 30, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,470	$1,425	$4,045
Trademarks	3 - 5	6,490	3,311	3,179
Patents	9 - 10.5	15,410	3,107	12,303
Engineering Drawings	10	1,200	247	953
Customer Relationships	10	28,600	5,823	22,777
Total		$57,170	$13,913	$43,257

Estimated Amortization (in thousands)
2007	2008	2009	2010	2011
$ 9.1	$ 12.3	$ 11.9	$ 11.5	$ 10.7

Amortization expense recorded for the three and nine months ended September 29, 2007 was $2.2 million and $5.7 million, respectively. The Company performs an annual evaluation of goodwill and other intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

9.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness, excluding commercial paper borrowings, as of September 29, 2007 and December 30, 2006 was as follows (in thousands):

	September 29, 2007	December 30, 2006
Senior notes	$250,000	$-
Revolving credit facility	121,000	197,200
Convertible senior subordinated debt	115,000	115,000
Other	19,794	12,122
	505,794	324,322
Less: Current maturities	(8,532)	(376)
Non-current portion	$497,262	$323,946

During the third quarter of 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

On April 30, 2007, the Company amended its revolving credit facility (“Facility”).  The committed amount of the Facility increased from $475.0 million to $500.0 million.  The conditional commitment, subject to certain approvals and covenants, increased from $75.0 million to $200.0 million.  The Facility permits the Company to borrow at interest rates (5.5% at September 29, 2007)  based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA .  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA as defined in the Facility.

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of September 29, 2007.

There were no commercial paper borrowings outstanding at September 29, 2007.  There was $49.0 million of commercial paper borrowings outstanding at December 30, 2006, all of which had original maturity terms of 90 days or less, with a  weighted interest rate of 5.5%.  Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility.  The Facility provides the liquidity backstop for outstanding commercial paper.  Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $500.0 million.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024.  Holders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion.  No notes have been converted into cash or shares of common stock as of September 29, 2007.

As of September 29, 2007, a foreign subsidiary of the Company had outstanding $8.2 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The notes are all short term and bear interest at a margin over LIBOR.

10.  PENSION PLANS

As of December 30, 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.  The Company’s net periodic pension cost is comprised of the following components:

	(In Thousands)
	Third Quarter Ending		Nine Months Ending
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$1,211	$940	$3,633	$2,820
Interest cost	1,266	1,094	3,800	3,282
Expected return on plan assets	(1,283)	(1,227)	(3,848)	(3,677)
Amortization of prior service cost	32	123	95	369
Amortization of net actuarial loss	239	1,578	716	4,748
Net periodic benefit expense	$1,465	$2,508	$4,396	$7,542

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year is $1.0 million and $0.1 million, respectively.

In the third quarter of 2007, the Company contributed $2.6 million to defined benefit pension plans.  Contributions to defined benefit pension plans for the nine months ended September 29, 2007 and September 30, 2006 were $2.8 million and $2.6 million, respectively.  The Company expects to contribute an additional $0.2 million, for total contributions of $3.0 million in 2007. The Company contributed a total of $3.0 million in 2006.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s Annual Report on Form 10-K filed on February 28, 2007.

11.   SHAREHOLDERS’ INVESTMENT

The Company recognized approximately $0.9 million and $0.8 million in share-based compensation expense during the third quarter of 2007 and 2006, respectively.  Share-based compensation expense for the nine months ended September 29, 2007 and September 30, 2006 was $2.8 million and $2.7 million, respectively.  The total income tax benefit recognized relating to share-based compensation for the nine months ended September 29, 2007 and September 30, 2006 was approximately $6.7 and $2.0 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of September 29, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $10.2 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

On April 20, 2007, shareholders approved the 2007 Regal Beloit Corporation 2007 Equity Incentive Plan (“2007 Plan”), which authorized an additional 2.5 million shares for issuance under the 2007 Plan.  Under the 2007 Plan and the Company’s  2003 and 1998 stock plans,  the Company was authorized as of September 29, 2007 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.8 million shares were available for future grant or payment under the various plans at September 29, 2007.

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

The majority of the Company’s annual option and SAR incentive awards are made in the fiscal second quarter.  The per share weighted average fair value of share-based incentive awards granted in the May, 2007 annual grant was $16.68.  The fair value of the awards is estimated on the date of the grant using the Black-Scholes pricing model and the following assumptions:  risk-free interest rate of 4.7%, expected dividend yield of 1.2%, expected volatility of 32.0% and an estimated life of 7 years.

A summary of share-based awards (options and SAR’s) as of September 29, 2007 is as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,480,825	$31.17	6.1	$26.5
Exercisable	724,408	$23.59	4.7	$18.5

Restricted Stock

The Company also granted a total of 31,500 restricted stock awards to certain employees during the nine-months ended September 29, 2007.  Restrictions generally lapse three years after the date of grant.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant.

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

As of the adoption date at the beginning of the fiscal year, the Company had approximately $6.9 million of unrecognized tax benefits, $3.3 million of which would affect its effective tax rate if recognized.  As of September 29, 2007, the Company had approximately $7.6 million of unrecognized tax benefits, $4.0 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

13.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	Third Quarter Ending		Nine Months Ending
	September 29, 2007	September 30, 2007	September 29, 2007	September 30, 2007
Denominator for basic EPS - weighted average shares	31,321	30,888	31,227	30,802
Effect of dilutive securities	2,783	2,552	2,716	2,546
Denominator for diluted EPS	34,104	33,440	33,943	33,348

Options for common shares where the exercise price was above the market price at September 29, 2007, totaling approximately 140,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were 14,500 anti-dilutive option shares outstanding at September 30, 2006.

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

In the Action, Enron Wind was seeking to recover the purchase price of the generators and transportation costs totaling about $21 million and consequential, incidental and punitive damages incurred by it and by its customers totaling an additional $100 million.

On July 30, 2007, Marathon entered into a settlement agreement with Enron Wind to resolve all matters alleged by Enron Wind in the Action, subject to approval by the Court.  On September 21, 2007, the Court approved the settlement agreement.  Under the terms of the settlement agreement, Enron Wind has fully released and discharged Marathon from all claims relating to the Action and, in exchange, Enron Wind received a monetary payment.  After contributions from other involved parties, the after-tax impact of Marathon’s portion of the payment under the settlement agreement is approximately $1.15 million.

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of September 29, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

15.  DERIVATIVE INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities, such as copper and aluminum, based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $7.4 million and $1.7 million are recorded in current assets as of September 29, 2007 and December 30, 2006, respectively.  The unrealized gain on the effective portion of the contracts of $4.5 million net of tax and $1.0 million net of tax, as of September 29, 2007 and December 30, 2006, was recorded in accumulated other comprehensive income (“AOCI”).

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of September 29, 2007, derivative currency assets of $2.7 million and $0.6 million are recorded in other current assets and other non-current assets, respectively.  At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively.  The unrealized gain on the effective portion of the contracts of $2.0 million net of tax as of September 29, 2007 and December 30, 2006, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  During the third quarter of 2007, the Company entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of September 29, 2007, an interest rate swap liability of $5.8 million was included in other non-current liabilities.  The unrealized loss on  the effective portion of the contracts of $3.7 million net of tax as of September 29, 2007 was recorded in AOCI.

The net AOCI balance of $2.8 million at September 29, 2007 is comprised of $6.0 million of current deferred gains expected to be realized in the next year, and $3.2 of non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods included in this report.

16.  SUBSEQUENT EVENTS

On October 12, 2007 the Company acquired Morrill Motors.  The acquired business is a leading designer and manufacturer of fractional horsepower motors and components for the commercial refrigeration and freezer markets.  Included in the motor offering are technology based-variable speed products.  The business will be reported as part of the Company’s Electrical Segment.  The purchase price was paid in cash, subject to final working capital and other customary post close adjustments.

On November 2, 2007 the Company announced the acquisition of Alstom’s motors and fans business in India.  The business is located in Kolkata, India and manufactures and markets a full range of low and medium voltage industrial motors and fans for the industrial and process markets in India.  Alstom is noted for high quality process duty motors with a full range from 1 to 3500 hp.  The business will be reported as part of the Company’s Electrical Segment.  The purchase price was paid in cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

Excluding HVAC, the end markets for the Company’s products continued to show strength during the third quarter of 2007.  Net sales increased 7.2% to $449.4 million from $419.3 million in the third quarter of 2006.  Third quarter 2007 sales included $28.3 million of sales related to the acquired Fasco and Jakel businesses.

Net income increased 5.0% to $31.2 million in the third quarter of 2007 as compared to $29.7 million in the comparable period last year.  Diluted earnings per share increased 3.4% to $0.92 in the third quarter of 2007 as compared to $0.89 for the comparable period of 2006.

RESULTS OF OPERATIONS

Third Quarter 2007 versus Third Quarter 2006

Sales for the quarter were $449.4 million, a 7.2% increase over the $419.3 million reported for the third quarter of 2006.  Third quarter 2007 sales included $28.3 million of sales related to the acquired Fasco and Jakel businesses.

In the Electrical Segment, sales increased 7.7%.  The soft housing market and a comparison to a strong 2006 that was favorably impacted by the SEER 13 legislation impacted sales in the HVAC business, which decreased 16.8%. The sales for the remainder of the motor businesses increased 8.9%.  Sales for the power generation businesses increased 33.6%. Sales in the Mechanical Segment for the quarter ended September 29, 2007 were 3.5% above the equivalent period of 2006.

Gross margin for the quarter was 23.7%, compared to 24.6% in the third quarter of 2006.  Material costs, including copper and aluminum, continued to increase and had a significant impact on our gross margins during the quarter.  These costs were partially offset by new products, productivity, pricing actions and positive product mix resulting in a net 0.9% decrease in gross margin.

Operating expenses were $53.3 million (11.9% of sales) in the third quarter of 2007 versus $50.0 million (11.9% of sales) in third quarter of 2006.  Third quarter 2007 operating expenses included a $1.8 million expense to settle the Company’s litigation with Enron Wind.  Income from operations was $53.4 million versus $53.0 million in the third quarter of 2006.  As a percent of sales, income from operations was 11.9% in the third quarter of 2007 versus 12.7% for the third quarter of 2006.  This decrease reflected increased raw material costs partially offset by contributions from new products, pricing actions, productivity, and the leveraging of fixed costs.

Net interest expense was $4.8 million versus $4.9 million in the third quarter of 2006.  The decrease reflected lower levels of average debt outstanding, which was partially offset by higher interest rates.

The tax rate for the quarter was 34.2% versus 36.6% in the prior year period. The tax rate was impacted by the distribution of income, which was weighted more to lower tax rate countries than during the comparable period of 2006.

Net income for the third quarter of 2007 was $31.2 million, an increase of 5.0% versus the $29.7 million reported in same period of 2006.  Fully diluted earnings per share was $0.92 as compared to $0.89 per share reported in the third quarter of 2006.  The average number of diluted shares was 34,104,123 during the third quarter of 2007 as compared to 33,440,015 during the comparable period last year.

Nine Months Ended September 29, 2007 versus Nine Months Ended September 30, 2006

Sales for the nine months ended September 29, 2007 were $1,327.8 million, which is a 6.0% increase over the $1,252.9 million reported for the comparable period of 2006.  The Fasco and Jakel businesses that were acquired on August 31, 2007 added $28.3 million to sales for the nine months ended September 29, 2007 versus the prior year comparable period.  The sale of substantially all of the assets of the Company’s cutting tool business (completed May 2006) reduced 2007 sales by approximately $7.1 million.  The Sinya motor business reported sales of $60.3 million for the nine months ending September 29, 2007, as compared to $21.9 million from the acquisition date of May 1, 2006 through September 30, 2006.

Excluding our HVAC business, we saw strong demand for our products throughout the first nine months of 2007, driven by strong end market activity.  Electrical Segment sales increased 6.7% as compared to the first nine months of 2006.  Sales for this segment showed strength in all product lines except HVAC, which has been affected by a soft housing market in 2007 and comparisons with a strong 2006 that was favorably impacted by the SEER 13 legislation.  The Fasco and Jakel businesses that were acquired on August 31, 2007 added $28.3 million to Electrical Segment sales for the nine months ended September 29, 2007 versus the prior year comparable period.  Mechanical Segment sales for the first nine months of 2007 were comparable to sales for the first nine months of the prior year; however sales for the nine months ended September 30, 2006 included $7.1 million of sales related to the Company’s cutting tools business.  Substantially all of the assets of the Company’s cutting tools business were sold in May, 2006.

Gross margin for the nine months ended September 29, 2007 was 23.2%, which is 0.8% points lower than the comparable period of 2006.  Material costs had a significant impact on the first nine months of 2007, partially offset by the contribution from new products, productivity efforts, pricing actions and positive product mix across our entire business.  The raw material cost increases resulted primarily from increases in the costs of copper and aluminum.

Operating expenses were $147.1 million (11.1% of sales) versus $145.8 million (11.6% of sales) in the comparable period of 2006.  Third quarter 2007 operating expenses included a $1.8 million expense to settle the Company’s litigation with Enron Wind.  Included in operating expenses in the first nine months of 2006 was a $1.6 million gain resulting from the sale of real property in the Mechanical Segment.  Operating expenses for the first nine months of 2006 also included $2.0 million of incremental expense related to the Regal Beloit Supplemental Executive Retirement Plan resulting from a change in assumptions associated with retirement benefits for certain key executives.  Income from operations was $160.8 million versus $154.5 million in the comparable period of 2006, an increase of 4.1%.  As a percent of sales, income from operations was 12.1% for the nine months ended September 29, 2007 versus 12.3% in the prior year.

Net interest expense was $13.9 million versus $14.9 million in the comparable period of 2006.  This decrease was driven by an average lower level of debt outstanding, partially offset by an increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $385.7 million at September 29, 2007, a 21.8% increase from $316.6 million at year-end 2006.  The $69.1 million increase was driven by a $47.7 million working capital increase from the Fasco and Jakel acquisitions.  The ratio of our current assets to our current liabilities (“current ratio”) was 2.2:1 at September 29, 2007 and December 30, 2006.

Net cash provided by operating activities was $168.3 million for the nine months ended September 29, 2007 as compared to $52.8 million in the comparable period of 2006.  Net cash used in investing activities was $276.9 million in the first nine months of 2007 as compared to the $38.9 million used in the prior year.  The increase was driven by the acquisitions of Fasco and Jakel in the third quarter of 2007.  Additions to property, plant and equipment were $23.8 million in the first nine months of 2007, which was $13.9 million less than the comparable period of 2006.  Our cash provided by financing activities was $126.1 million during the first nine months of 2007 versus $6.4 million used in the comparable period of 2006.  The increase in cash provided by financing activities is driven by a $250.0 million increase in by long-term debt during the nine months ended September 29, 2007 as compared to the first nine months of 2006.  Offsetting this increase was an additional $124.3 million of commercial paper and revolving credit facility that were repaid during the nine months ended September 29, 2007 as compared to the comparable period of 2006.

Our outstanding long-term debt increased from $323.9 million at December 30, 2006 to $497.3 million at September 29, 2007.  Of our total long-term debt, $121.0 million was outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

During the third quarter of 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of September 29, 2007.

In addition to the Facility and the Notes, at September 29, 2007, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, and $19.8 million of other debt.  At September 29, 2007, our borrowing availability under the Facility was $373.3 million based on the Facility’s credit limit.

As of September 29, 2007, a foreign subsidiary of the Company had outstanding $8.2 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The notes are all short term and bear interest at a margin over LIBOR.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk relating to the Company’s operations due to changes in interest rates, foreign currency exchange rates and commodity prices of purchased raw materials.  We manage the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as interest rate swaps, commodity cash flow hedges and foreign currency forward exchange contracts.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At September 29, 2007, we had $123.8 million of fixed rate debt and $382.0 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.  Details regarding the instruments, as of September 29, 2007, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	$(3.2) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	$(2.6) million

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 29, 2007, would result in a change in after-tax annualized earnings of approximately $0.4 million.

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

Derivative commodity assets of $7.4 million and $1.7 million are recorded in current assets as of September 29, 2007, and December 30, 2006, respectively.  The unrealized gain on the effective portion of the contracts of $4.5 million net of tax and $1.0 million net of tax, as of September 29, 2007 and December 30, 2006, was recorded in accumulated other comprehensive income.

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of September 29, 2007, derivative currency assets of $2.7 million and $0.6 million are recorded in other current assets and other non-current assets, respectively.  At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively.  The unrealized gain on the effective portion of the contracts of $2.0 million net of tax as of September 29, 2007, and December 30, 2006 was recorded in AOCI.

In the third quarter of 2007, the Company entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. As of September 29, 2007, a interest rate swap liability of $5.8 million was included in other non-current liabilities.  The unrealized loss on  the effective portion of the contracts of $3.7 million net of tax as of September 29, 2007 was recorded in AOCI.

The net AOCI balance of $2.8 million at September 29, 2007 is comprised of $6.0 million of current deferred gains expected to be realized in the next year, and $3.2 of non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods included in this report.

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

In the Action, Enron Wind was seeking to recover the purchase price of the generators and transportation costs totaling about $21 million and consequential, incidental and punitive damages incurred by it and by its customers totaling an additional $100 million.

On July 30, 2007, Marathon entered into a settlement agreement with Enron Wind to resolve all matters alleged by Enron Wind in the Action, subject to approval by the Court.  On September 21, 2007, the Court approved the settlement agreement.  Under the terms of the settlement agreement, Enron Wind has fully released and discharged Marathon from all claims relating to the Action and, in exchange, Enron Wind received a monetary payment.  After contributions from other involved parties, the after-tax impact of Marathon’s portion of the payment under the settlement agreement is approximately $1.15 million.

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of September 29, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are immaterial.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 29, 2007.

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
July 1, 2007 to August 4, 2007	-	$-	-	1,225,900

August 5, 2007 to September 1, 2007	-	$-	-	1,225,900

September 2, 2007 to September 29, 2007	-	$-	-	1,225,900

Total	-		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the third quarter of 2007, there were no shares acquired.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit Description

4.1
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007]

4.2
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007]

4.3
First Amendment, dated as of August 23, 2007, to the Second Amended and Restated Credit Agreement, dated as of April 30, 2007, by and among Regal Beloit Corporation, various financial institutions and Bank of America, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007]

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

REGAL BELOIT CORPORATION (Registrant)

Date: November 6, 2007	By:	/s/ David A. Barta
David A. Barta
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1
Purchase Agreement, dated as of July 3, 2007, by and among Regal Beloit Corporation, Tecumseh Products Company, Fasco Industries, Inc. and Motores Fasco de Mexico, S. de R.L. de C.V. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on September 7, 2007]

4.1
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007]

4.2
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007]

4.3
First Amendment, dated as of August 23, 2007, to the Second Amended and Restated Credit Agreement, dated as of April 30, 2007, by and among Regal Beloit Corporation, various financial institutions and Bank of America, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.