Form 10-K
period 2007-12-29
REGAL BELOIT CORP
filed 2008-02-27
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒             Accelerated filer  ☐        Non-accelerated filer       Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $1.5 billion.

On February 22, 2008, the registrant had outstanding 31,348,333 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2008 is incorporated by reference into Part III, hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 29, 2007

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

•	unanticipated fluctuations in commodity prices and raw material costs;
•	cyclical downturns affecting the global market for capital goods;
•	unexpected issues and costs arising from the integration of acquired companies and businesses;
•	marketplace acceptance of new and existing products including the loss of, or a decline in business from, any significant customers;
•	the impact of capital market transactions that we may effect;
•	the availability and effectiveness of our information technology systems;
•	unanticipated costs associated with litigation matters;
•	actions taken by our competitors;
•	difficulties in staffing and managing foreign operations; and

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

References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on April 28, 2008 (the “2008 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.

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

We market our products through multiple business units, with each typically having its own branded product offering and sales organization.  These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. We manufacture the vast majority of the products that we sell, and we have manufacturing, sales, engineering and distribution facilities throughout the United States and Canada as well as in Mexico, India, China, Australia, Thailand and Europe.

Our growth strategy includes driving organic growth through innovative new products, new customers, new opportunities at existing customers and participating in fast growth geographic markets.  Additionally, we seek to grow through strategic, value creating acquisitions.  We consider our acquisition process, including identification, due diligence, and integration, to be a core competency of the Company.

Our business initiatives include:

•	Innovation: fueling our growth by delivering new products that address customer needs such as energy efficiency, system cost reduction and improved reliability;
•	Globalization: expanding our global presence to participate in high growth markets, “catch” our customers as they expand globally and remain cost competitive;
•	Customer Centricity: making continuous improvements in all of the operations that touch our customers so that our customers feel an improved experience;
•	Digitization: employing IT tools to improve the efficiency and productivity of our business and our customers’ businesses; and
•	Lean Six Sigma: utilizing Lean Six Sigma to drive continuous improvements in all of our manufacturing and back office operations as well as in the quality of our products.

OPERATING SEGMENTS

We have two operating segments:  Electrical and Mechanical.  Financial information on our operating segments for the three years ending December 29, 2007 is contained in Note 12 of Notes to the Consolidated Financial Statements.

ELECTRICAL SEGMENT

We believe our motor products are uniquely positioned to help our customers and end consumers achieve greater energy efficiency, resulting in significant cost savings for the consumer and preservation of natural resources and our environment. We estimated that approximately 60% of all electricity generated in the U.S. is consumed by electric motors.  Our increasingly efficient motor designs allow current motor products to be significantly more energy efficient than previous models. Our Electrical segment includes a full line of AC and DC commercial and industrial electric motors, HVAC motors, electric generators and controls, capacitors and electrical connecting devices.  Our Electrical segment developed in the mid 1990’s with a new strategic focus to establish our Company as a significant manufacturer of industrial electric motors, complementing our mechanical products businesses which serve similar markets and whose products were often used in combination with a motor.  Beginning with our acquisitions of Marathon Electric Manufacturing Corporation in 1997, the Lincoln Motors business of Lincoln Electric Holdings, Inc. in 1999 and LEESON Electric Corporation in 2000, we believe we became one of the largest producers of industrial electric motors serving the North American market.  In 2004, we separately acquired two electric motor businesses from General Electric Company (“GE”) which were natural extensions to our core electric motor product lines.  We acquired GE’s commercial AC motors business, which manufactures a full line of alternating current motors for pump, compressor and commercial heating, ventilating and air conditioning (“HVAC”) applications, as well as GE’s HVAC motors and capacitors businesses, which produce a full line of electric motors for use principally in residential HVAC systems, as well as capacitors for HVAC systems, high intensity lighting and other applications.

During 2007, the Company completed acquisitions of four additional Electrical segment businesses.

On August 31, 2007, the Company completed the acquisition of certain assets comprising the commercial and industrial division of the Fasco Motor business (“Fasco”) from Tecumseh Products, Inc. and certain of its affiliates.  On August 31, 2007, the Company also separately acquired the stock of Jakel Incorporated (“Jakel”).  Both of the acquired businesses manufacture and market motors and blower systems for a variety of air moving applications including alternative fuel systems, water heaters, HVAC systems and other commercial products.  In January 2008, the Company announced that it is consolidating the Fasco and Jakel businesses under the Fasco brand name.  The acquisition provides expanded system solutions for our customers, and expands our geographic manufacturing and commercial footprints into Thailand and Australia.

On October 12, 2007, the Company acquired Morrill Motors.  The acquired business is a leading designer and manufacturer of fractional horsepower motors and components for the commercial refrigeration and freezer markets.  Included in the motor offering are technology based variable speed products.  The acquisition expands our standard and high efficiency system solution for the commercial refrigerator and freezer end markets.

On October 29, 2007, the Company acquired the Alstom motors and fans business in India.  The business is located in Kolkata, India and manufactures and markets a full range of low and medium voltage industrial motors and fans for the industrial and process markets in India.  Alstom is noted for high quality process duty motors with a full range from 1 to 3500 hp.  The acquisition expands our commercial and manufacturing presence in India, making us one of the largest motor manufacturers in India.  The acquired Alstom business has been re-branded as Marathon Electric Motors (India) Ltd.

We manufacture and market AC and DC commercial, industrial and HVAC electric motors ranging in size from sub-fractional to small integral horsepowers to larger commercial and industrial motors from 50 through 3500 horsepower. We offer thousands of stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment and electrical connecting devices such as terminal blocks, fuse holders and power blocks. Additionally, our Electrical segment markets a line of AC and DC adjustable speed drives.  We manufacture capacitors for use in HVAC systems, high intensity lighting and other applications.  We sell our Electrical segment’s products to distributors, original equipment manufacturers and end users across many markets.

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

Our power generation business, which includes electric generators and power generation components and controls, represents a growing portion of our Electrical segment’s net sales.  The market for electric power generation components and controls has grown in recent years as a result of a desire on the part of end users to reduce losses due to power disturbances and the increased need for prime power in certain applications.  Our generators are used in industrial, agricultural, marine, military, transportation and other applications.

We leverage efficiencies across our motor and power generation operations.  We centralize the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our Electrical segment.  Furthermore, we specifically foster the sharing of best practices across each of the Electrical segment businesses and create focused centers of excellence in each of our manufacturing functions.

SEGMENT BUSINESSES

The following is a description of our major Electrical product businesses and the primary products that they manufacture and market:

Fasco Motors.  Manufactures motors and blower systems for air moving applications including alternative fuel systems, water heaters and HVAC systems.  The acquired Jakel, Inc. business was consolidated with Fasco in January 2008 under the Fasco brand name.

GE Commercial Motors by REGAL BELOIT. Manufactures a full line of motors for pump, compressor, commercial and residential HVAC applications.  Also, manufactures capacitors for use in HVAC systems, high intensity lighting and other applications.

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

Marathon Electric Motors (India) Ltd. (Alstom acquired business).  The acquired Alstom business has been re-branded as Marathon Electric Motors (India) Ltd.  Manufactures a full range (from 1 to 3500 horsepower) of low and medium voltage industrial motors and fans for the industrial and process markets in India.

Marathon Generators.  Manufactures AC generators from five kilowatts to four megawatts that primarily serve the standby power, prime power, refrigeration, industrial and irrigation markets.

Marathon Special Products. Manufactures fuse holders, terminal blocks, and power blocks primarily for the HVAC, telecommunications, electric control panel, utilities and transportation markets.

Morrill Motors.  Manufactures fractional horsepower motors and components for the commercial refrigeration and freezer markets.

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

SEGMENT BUSINESSES

The following is a description of our major Mechanical segment businesses and the primary products they manufacture and market:

CML (Costruzioni Meccaniche Legananesi S.r.L.). Manufactures worm and bevel gear valve actuators primarily for the oil, gas, wastewater and water distribution markets.

Durst. Manufactures standard and specialized industrial transmissions, hydraulic pump drives and gears for turbines used in power generation primarily for the construction, agriculture, energy, material handling, forestry, lawn and garden and railroad maintenance markets.

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

THE BUILDING OF OUR BUSINESS

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy.  In the preceeding ten years we have acquired and developed our Electrical segment businesses into one of the largest producers of electric motors serving the North America market.  We consider the identification of acquisition candidates, the purchase and integration of targets to be a core competency for the Company. The following table summarizes select Electrical segment acquisitions since 1997.

Product Line	Year Acquired	Annual Revenues at Acquisition (in millions)	Product Listing at Acquisition
Electrical Products
Fasco Motors	2007	$299	Motor and blower systems for air moving applications

Jakel, Inc.	2007	86	Motor and blower systems for air moving applications

Morrill Motors	2007	40	Fractional horsepower motors for commercial refrigeration and freezer markets

Alstom	2007	67	Full line of low and medium voltage industrial motors for Indian domestic markets

Sinya Motors	2006	39	Fractional and sub-fractional HVAC motors

GE Commercial AC Motors	2004	144	AC motors for pump, compressor, equipment and commercial HVAC

GE HVAC Motors and Capacitors	2004	442	Full line of motors and capacitors for residential and commercial HVAC systems

LEESON Electric Corporation	2000	175	AC motors (to 350 horsepower) gear reducers, gearmotors and drives

Thomson Technology, Inc.	2000	14	Automatic transfer switches, paralleling switchgear and controls and controls systems

Lincoln Motors	1999	50	AC motors (1/4 to 800 horsepower)

Marathon Electric Manufacturing Corporation	1997	245	AC motors (to 500 horsepower), AC generators (5 kilowatt to 2.5 megawatt), fuse holders, terminal blocks and power blocks

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

MARKETS AND COMPETITORS

The worldwide market for electric motors is estimated in excess of $25 billion. The overall domestic market for electric motors is estimated at $9 billion annually, although we estimate the sectors in which we primarily compete, commercial and industrial electric motors and HVAC/refrigeration motors, to be approximately a $5 billion segment of the overall domestic market. We believe approximately 60% of all electricity generated in the U.S. runs through electric motors.  We believe we are among the largest producers of commercial and industrial motors and HVAC motors.  In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for our electrical products include Baldor Electric, U.S. Electric Motors (a division of Emerson Electric Co.), A. O. Smith Corporation, General Electric Company and Newage (a division of Cummins, Inc).  Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

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

During the past several years, niche product market opportunities have become more prevalent due to changing market conditions.  Manufacturers, who historically may have made component products for inclusion in their finished goods, have chosen to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In addition, we have capitalized on this competitive climate by making acquisitions and increasing our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to enter new markets in which we had not been involved. In practice, our operating units have sought out specific niche markets concentrating on a wide range of customers and applications. We believe that we compete primarily on the basis of quality, price, service and our promptness of delivery.  We had one customer that accounted for more than 10% of our consolidated net sales in each of the three fiscal years ending December 29, 2007.

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

As part of our 2004 HVAC motors and capacitors acquisition, we acquired ECM motor technology.  An ECM motor is a brushless DC electric motor with integrated speed control made possible through sophisticated electronic and sensing technology. ECM motors operate at variable speeds with attractive performance characteristics versus competitive variable speed solutions in comfort, energy efficiency, motor life and noise.  GE developed the first generation ECM motors over 15 years ago.  ECM technology is protected by over 125 patents, and we acquired from GE intellectual property and usage rights relating to ECM technology.   ECM motors offer significantly greater temperature and air quality control as well as increased energy efficiency.

While we believe that our brands and innovation are important to our continued growth and strong financial results, we do not consider any individual brand or patent, except for the ECM related patents, to be material.

MANUFACTURING AND OPERATIONS

We have developed and acquired global operations in lower cost locations such as Mexico, India, Thailand, and China that complement our flexible, rapid response operations in the United States, Canada and Europe.  Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations are an important element of our rapid response capabilities.  In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific custom requirements in many instances.  This gives us a competitive advantage as we are able to deliver a customer’s unique product when and where they want it.

We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods to an established global network of suppliers.  Although we have aggressively pursued global sourcing to reduce our overall costs, we  generally maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers.  We regularly invest in machinery and equipment and other improvements to, and maintenance of, our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability.  Base materials for our products consist primarily of: steel in various types and sizes, including bearings and weldments; copper magnet wire; and ferrous and non-ferrous castings.  We purchase our raw materials from many suppliers and, with few exceptions, do not rely on any single supplier for any of our base materials.

We have also continued to upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems, developing our own testing systems, and the implementation of Lean Six Sigma.  We have trained over 700 people in Six Sigma in the last two years.  Every facility has been introduced to Lean Six Sigma, resulting in approximately $20 million in cost savings since the program began in 2005. Our goal is to be a low cost producer in our core product areas.

FACILITIES

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, India, China, Australia, Thailand and Europe.  Our Electrical segment currently includes 68 manufacturing, service and distribution facilities, of which 32 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 6.0 million square feet of space of which approximately 2.1 million square feet are leased.  Our Mechanical segment currently includes 13 manufacturing, service and distribution facilities, of which 5 are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 4% is leased.  Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

BACKLOG

Our business units have historically shipped the majority of their products in the month the order is received.  Since total backlog is less than 10% of our annual sales, we believe that backlog is not a reliable indicator of our future sales.  As of December 29, 2007, our backlog was $255.7 million, as compared to $174.6 million on December 30, 2006.  We believe that virtually all of our backlog is shippable in 2008.

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

EMPLOYEES

As of the close of business on December 29, 2007, the Company employed approximately 17,900 worldwide employees.  We consider our employee relations to be very good.

ENVIRONMENTAL MATTERS

We are currently involved with environmental proceedings related to certain of our facilities (see also Item 3 – Legal Proceedings).  Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, and positions of the executive officers of the Company as February 15, 2008, are listed below along with their business experience during the past five years.  Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April.  There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
Henry W. Knueppel	59	Chairman and Chief Executive Officer
Elected Chairman in April 2006; elected Chief Executive Officer April 2005; served as President from April 2002 to December 2005 and Chief Operating Officer from April 2002 to April 2005; served as Executive Vice President from 1987 to April 2002; joined the Company in 1979.

Mark J. Gliebe	47	President and Chief Operating Officer
Elected President and Chief Operating Officer in December 2005.  Joined the Company in January 2005 as Vice President and President – Electric Motors Group, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

David A. Barta	45	Vice President and Chief Financial Officer
Joined the Company in June 2004 and was elected Vice President, Chief Financial Officer in July 2004.  Prior to joining the Company, Mr. Barta served in several financial management positions for Newell Rubbermaid Inc. from 1995 to June 2004, serving most recently as Chief Financial Officer Levolor/Kirsch Division.  His prior positions during this time included Vice President – Group Controller Corporate Key Accounts, Vice President – Group Controller Rubbermaid Group and Vice President Investor Relations.

Paul J. Jones	37	Vice President, General Counsel and Secretary
Joined the Company in September 2006 and was elected Vice President, General Counsel and Secretary in September 2006.  Prior to joining the Company, Mr. Jones was a partner with the law firm of Foley & Lardner LLP where he worked since 1998.

Terry R. Colvin	52	Vice President Corporate Human Resources
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

ITEM 1A – RISK FACTORS

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

As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India, Thailand and China.  Approximately 11,500 of our over 17,900 total employees and 17 of our 37 principal manufacturing facilities are located outside the United States.  International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.  Unfavorable changes in the political, regulatory, and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations.  We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations.  A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of our common stock.

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

In addition, our credit facility and senior notes require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.  If an event of default under the credit facility or senior notes the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable, and a cross default could occur under the terms of our senior subordinated convertible notes allowing the trustee or the holders of the notes to declare the principal amount of the notes, together with accrued interest, to be immediately due and payable.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We have manufacturing, sales and service facilities throughout the United States and in Canada, Mexico, India, China, Australia, Thailand and Europe.

Our Electrical segment currently includes 68 manufacturing, service and distribution facilities, of which 32 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 6.0 million square feet of space of which approximately 35% are leased.

Our Mechanical segment currently includes 13 manufacturing, service and distribution facilities, of which 5 are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 4% are leased.

At December 29, 2007, the Mechanical segment had three buildings and the Electrical segment had one building totaling approximately 0.5 million square feet that were available for sale due to consolidation of manufacturing in other locations.

Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

Location	Square Footage	Status	Description of Use
Electrical Segment
Kolkata, India	584,830	Owned	Manufacturing
Wausau, WI	498,329	Owned	Manufacturing
Reynosa, Mexico	346,293	Owned	Manufacturing
Juarez, Mexico	339,631	Owned	Manufacturing
Springfield, MO	325,355	Owned	Manufacturing
Eldon, MO (2)	276,180	Owned	Manufacturing & Warehouse
Piedras Negras, Mexico (2)	244,048	Leased	Manufacturing
Cassville, MO	238,838	Owned	Manufacturing
Shanghai, China	226,000	Leased	Manufacturing
Indianapolis, IN	220,832	Leased	Warehouse
Faridabad, India	220,000	Leased	Manufacturing
Changzhou, China	195,540	Owned	Manufacturing
Lebanon, MO	186,900	Owned	Manufacturing
Lincoln, MO	120,000	Owned	Manufacturing
Monterrey, Mexico	108,103	Leased	Manufacturing
Blytheville, AR	107,000	Leased	Manufacturing
West Plains, MO	106,000	Owned	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other (36)	1,027,275	(1)	(1)
Mechanical Segment
Liberty, SC	173,516	Owned	Manufacturing
Aberdeen, SD	164,960	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
Newburg, England	30,211	Owned	Manufacturing
All Other (9)	452,148	(2)	(2)
(1) Less significant manufacturing, service and distribution and engineering facilities located in the United States, Canada, Europe, and Asia: Electrical leased square footage 2,092,169.
(2) Mechanical leased square footage 46,492.

 ITEM 3 - LEGAL PROCEEDINGS

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of December 29, 2007 amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 29, 2007.

PART II

ITEM 5 -        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “RBC.”   The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2006 through December 29, 2007.  The Company submitted its Section 303A.12(a) CEO Certification to the NYSE on February 26, 2007.
	2007			2006
	Price Range			Price Range
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$51.68	$43.51	$.14	$42.87	$34.82	$.13
2nd Quarter	49.94	43.76	.15	53.99	40.39	.14
3rd Quarter	56.93	47.29	.15	46.58	38.61	.14
4th Quarter	53.10	43.82	.15	54.18	42.78	.14

The Company has paid 190 consecutive quarterly dividends through January 2008.  The number of registered holders of Common Stock as of February 22, 2008 was 660.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 29, 2007.

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
September 30 to November 3	-	$-	-	1,225,900

November 4 to December 1	-	-	-	1,225,900

December 2 to December 29	-		-	1,225,900

Total	-		-

The Board of Directors approved, in 2000, a repurchase program of up to two million common shares of Company stock. Management was authorized to effect purchases from time to time in the open market or through privately negotiated transactions. The Company has repurchased 774,100 shares at an average purchase price of $19.67 per share under this program as of December 29, 2007.

As described in Note 7 of the Consolidated Financial Statements, subsequent to December 29, 2007, at its regularly scheduled February 2, 2008 meeting, the Company’s Board of Directors approved an additional one million share repurchase authorization.

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

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) the Common Stock of the Company, (2) the Standard & Poor’s Small Cap 600 Index and (3) the Standard & Poor’s 600 Electrical Components and Equipment Index for the period December 31, 2002 through December 29, 2007.  In each case, the graph assumes the investment of $100.00 on December 31, 2002.

	2003	2004	2005	2006	2007
Regal-Beloit Corporation	109.01	144.65	181.98	273.23	236.88
S&P SmallCap 600 Index	138.79	170.22	183.30	211.01	210.38
S&P 600 Electrical Components & Equipment	126.12	152.18	169.07	228.83	253.33

ITEM 6 - SELECTED FINANCIAL DATA

The selected statement of income data for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 and the balance sheet data at December 29, 2007 and December 30, 2006 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from audited financial statements not included herein.
	(In Thousands, Except Per Share Data)
	Year Ended	Year Ended	Year Ended
	December 29	December 30	December 31
	2007	2006	2005	2004	2003
Net Sales	$1,802,497	$1,619,545	$1,428,707	$756,557	$619,098
Income from Operations	206,060	194,017	134,572	55,162	47,226
Net Income	118,347	109,806	69,557	30,435	25,206
Total Assets	1,862,247	1,437,559	1,342,554	1,352,052	734,445
Long-term Debt	558,918	323,946	386,332	547,350	195,677
Shareholders' Investment	858,029	749,975	647,996	538,179	398,704
Earnings Per Share of Common Stock:
Basic	3.79	3.56	2.34	1.24	1.01
Assuming Dilution	3.49	3.28	2.25	1.22	1.00
Cash Dividends Declared	0.59	0.55	0.51	0.48	0.48
Shareholders' Investment	27.46	24.31	21.84	21.87	15.93
Weighted Average Shares Outstanding:
Basic	31,252	30,847	29,675	24,603	25,030
Assuming Dilution	33,921	33,504	30,879	24,904	25,246

______________________
•
Total shareholders’ equity of $749,975 at year-end 2006 includes an $5.8 million reduction from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  See Note 6 to the Consolidated Financial Statements.

•	The significant increase in sales and income from 2004 to 2005 was driven by the Company’s purchase of the Commercial AC motor and HVAC motor and capacitor businesses from General Electric Company in late 2004.

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

To achieve our financial objectives, we are focused on initiatives to drive and fund growth. We seek to capture significant opportunities for growth by identifying and meeting customer needs within our core categories and identifying category expansion opportunities. These product needs are met through extensive product research and development efforts as well as through a disciplined acquisition strategy. Growth opportunities are emphasized that offer stronger market growth potential as a result of geographic based expansion, technology or industry expansion. The investments needed to fund our growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. We also prioritize investments toward higher return on capital businesses.  Our management team is compensated based on a modified Economic Value Added (EVA) program which reinforces our capital allocation disciplines which drives capital allocation to increase shareholder value.  Our key metrics include: total sales growth, organic sales growth, operating margin percent, free cash flow as a percent of net income and return on invested capital (ROIC).

Given the continued competitive marketplace and high raw material and energy costs, we anticipate that the near-term operating environment will remain challenging. However, we anticipate that the impact of acquisitions, new products and the impact of our Lean Six Sigma program will provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

RESULTS OF OPERATIONS

2007 versus 2006

Net Sales

Worldwide sales were $1.8 billion in 2007. Sales increased 11.3% from the $1.6 billion reported for 2006. Net sales for 2007 included $129.7 million of sales related to the four businesses acquired during 2007 (see Note 3 of the Consolidated Financial Statements).

Sales in the Electrical segment were $1.6 billion, up 12.6% from the $1.4 billion for 2006.  Sales for the HVAC motor business were negatively impacted by several factors including weak housing markets and strong 2006 comparables impacted by the legislated SEER 13 efficiency requirement which was effective on January 23, 2006.  We saw strength in sales of commercial and industrial motors that have benefited from overall economic strength. Net sales in the Electrical segment for 2007 included $129.7 million of sales related to the four businesses acquired during 2007 (see Note 3 to Notes to Consolidated Financial Statements).

Sales in the Mechanical segment were $205.3 million, up 2.1% from the $201.0 million for 2006.  Sales for this segment in 2006 included  approximately $7.1 million of sales related to the Company’s cutting tools business.  Substantially all of the assets of the Company’s cutting tools business were sold in May 2006.   Individual division results varied significantly with several divisions benefiting from the continued strength of the industrial economy.

Gross Profit

Our gross profit margin was 22.9% in 2007 as compared to 24.0% in 2006. The decrease in gross profit margin during 2007 was driven by the lower margins on acquired businesses (15.7%) and increases in material costs, particularly copper and aluminum, partially offset by productivity and Lean Six Sigma projects.  The spot price of copper was particularly volatile in 2007, ranging from around $2.40 to over $3.75 per pound.  The increase in material costs was offset by the benefits from productivity and Lean Six Sigma projects.  The gross profit margin for the Electrical segment reflected these impacts and decreased to 22.3% from 23.7% in 2006.  Mechanical segment gross profit margin increased to 27.8% from 26.4% in 2006 primarily as a result of productivity projects.

Operating Expenses

Operating expenses as a percentage of sales were 11.5% in 2007 as compared to 12.1% in 2006.  The decrease in operating expense as a percent of sales resulted from leveraging of fixed costs on the higher sales levels.  Electrical segment operating expenses were 11.2% of sales in 2007 and 11.6% of sales in 2006.  Mechanical operating expenses as a percent of sales decreased to 13.5% from 15.3% in 2006.

Income from Operations (Operating Profit)

In 2007, operating profit increased 6.2% to $206.1 million from the $194.0 million reported in 2006.  As a percent of sales, operating profit decreased to 11.4% of sales for 2007 from 12.0% in 2006.  The decrease is driven by the lower profit margins on the 2007 acquired businesses and the impact of higher material costs.  Electrical segment income from operations increased 2.9% in 2007 to $176.8 million from $171.8 million in 2006, and operating income margin decreased to 11.1% in 2007 from 12.1% in 2006.  Electrical segment operating profit was negatively impacted by the acquired businesses, and increases in raw material costs, particularly copper and aluminum.  Mechanical segment income from operations increased 31.7% to $29.3 million in 2007 from $22.2 million in 2006.  The Mechanical segment operating income margin for 2007 improved to 14.3% from 11.1% in 2006.  The results of the Mechanical segment reflect the positive impacts of increased volume and price increases, partially offset by increases in raw material costs.

Interest Expense, Net

Interest expense, net was $21.1 million in 2007 compared with $19.2 million in 2006. In August 2007, we issued $250.0 million of senior notes which increased our average outstanding debt levels. Higher average debt levels resulted in increased interest expense in 2007.

Income Taxes

The effective income tax rate for 2007 was 34.4% compared with 35.5% in 2006.  The lower 2007 effective rate is primarily driven by a change in the mix of earnings, with more profits earned in lower taxed foreign jurisdictions.  (See also Note 8 of the Consolidated Financial Statements.)

Net Income

Net income was $118.3 million in 2007 or $3.49 per share on a diluted basis compared with $109.8 million in 2006 or $3.28 per share.

2006 versus 2005

Net Sales

Worldwide sales were $1.6 billion in 2006. Sales increased 13.4% from the $1.4 billion reported for 2005. The 2006 acquisition of the Sinya Motor business (see Footnote 3 of our Financial Statements) accounted for $36.5 million of the increase.  Also impacting sales was the May 2005 divestiture of the Illinois Gear business and the May 2006 sale of substantially all of the assets of the Company’s  cutting tools business.  The sale of these businesses decreased sales by approximately $14.0 million for 2006.

Sales in the Electrical segment were $1.4 billion, up 15.6% from the $1.2 billion for 2005.  Sales for the HVAC motor business were positively impacted by several factors including hotter than normal weather and the legislated SEER 13 efficiency requirement which was effective on January 23, 2006.  We also saw strength in sales of commercial and industrial motors that have benefited from overall economic strength.

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

Income Taxes

The effective income tax rate for 2006 was 35.5% compared with  35.3% in 2005.  The 2006 effective rate reflected a benefit of approximately ..9% due to research and engineering tax credits, and a benefit of approximately ..6% due to the Domestic Production Activity Deduction that was incorporated in the American Jobs Creation Act of 2004.  The 2005 effective tax rate reflected a benefit of approximately .5% attributable to the Domestic Production Activities Deduction and a one-time benefit for a China tax holiday of approximately 1.0%.  (See also Note 8 to Notes to Consolidated Financial Statements.)

Net Income

Net income was $109.8 million in 2006 or $3.28 per share on a diluted basis compared with $69.6 million in 2005 or $2.25 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $416.6 million at December 29, 2007, an increase of 31.6% from $316.6 million at year-end 2006.  The 2007 acquisitions accounted for $79.1 million of the $100.0 million working capital increase in 2007.  At December 29, 2007 our current ratio, the ratio of our current assets to current liabilities, was 2.3:1 versus 2.2:1 at the previous year-end.

Cash flow provided by operating activities (“operating cash flow”) was $200.6 million in 2007, a $107.1 million increase from 2006.   The increase was driven by a combined $87.7 million increase in cash provided from accounts receivable, inventory and accounts payable. These working capital components provided $39.6 million of operating cash in 2007 versus a combined $48.1 use of cash in 2006. Cash flow used in investing activities was $373.6 million in 2007, $330.3 million greater than in 2006 driven by the $337.6 million of acquisitions in 2007. Capital spending decreased to $36.6 million in 2007 from $52.5 million a year earlier.  Our commitments for property, plant and equipment as of December 29, 2007 were approximately $9.8 million.  We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2008.

Cash flow provided from financing activities was $177.5 million in 2007 compared to $47.0 million used in 2006.  Our total debt increased by $239.9 million in 2007 driven by the private placement of $250.0 of senior notes (the “Notes”) used to complete acquisitions.  We paid $18.1 million in dividends to shareholders in 2007, with our quarterly dividend increasing from $.14 to $.15 per share starting with the second quarter dividend payment.

During the third quarter of 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of Notes.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”).  These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

On April 30, 2007, the Company amended its revolving credit facility (the “Facility”).  The committed amount of the Facility increased from $475.0 million to $500.0 million.  The conditional commitment, subject to certain approvals and covenants, increased from $75.0 million to $200.0 million.  The Facility permits the Company to borrow at interest rates (5.3% at December 29, 2007)  based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt (total debt excluding convertible debt) to EBITDA, as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA.

In August 2007, the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 11 of the Consolidated Financial Statements).

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of December 29, 2007.

There were no commercial paper borrowings outstanding at December 29, 2007.  There was $49.0 million of commercial paper borrowings outstanding at December 30, 2006, all of which had original maturity terms of 90 days or less, with a weighted interest rate of 5.5%.  Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility.  The Facility provides the liquidity backstop for outstanding commercial paper.  Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $500.0 million.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024.  Holders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion.  No notes have been converted into cash or shares of common stock as of December 29, 2007.

As of December 29, 2007, a foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The notes are all short term and bear interest at a margin over LIBOR.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At December 29, 2007, net of interest rate swaps, we had $373.8 million of fixed rate debt and $190.5 million of variable rate debt. The variable rate debt is primarily under our credit facility with an interest rate based on a margin above LIBOR.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 29, 2007 would result in a change in net income of approximately $.7 million.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following is a summary of the Company’s contractual obligations and payments due by period as of December 29, 2007 (in millions):

Payments due by Period	Debt Including Estimated* Interest Payments	Operating Leases	Purchase and Other Obligations	Total Contractual Obligations
Less than 1 Year	$32.5	$12.3	$107.1	$151.9
1 - 3 Years	163.4	21.4		184.8
3 - 5 Years	223.9	13.3		237.2
More than 5 Years	300.7	8.4		309.1
Total	$720.5	$55.4	$107.1	$883.0

*Variable rate debt based on December 29, 2007 rates.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At December 29, 2007, the Company had outstanding standby letters of credit totaling approximately $16.0 million. We had no other material commercial commitments.

The Company did not have any variable interest entities as of December 29, 2007 and December 30, 2006.  Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when all of the following have occurred:  an agreement of sale exists; pricing is determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred according to contract terms.

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

Impairment of Long-Lived Assets or Goodwill and Other Intangibles

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows.  We evaluate the recoverability of goodwill and other intangible assets annually or more frequently if events or circumstances indicate that an asset might be impaired.  When applying the impairment rules we use estimates to determine when an impairment is necessary.  Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends.  We perform our annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets”, each fourth quarter.

Retirement Plans

Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans.  Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed.  Our obligations under our domestic defined benefit plans are determined with the assistance of actuarial firms.  The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.  Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.25% and an average discount rate at approximately 6.5% for our defined benefit plans as of December 29, 2007.  (See also Note 6 of the Consolidated Financial Statements).

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

Additional information regarding income taxes is contained in Note 8 of the Consolidated Financial Statements.

Further discussion of the Company’s accounting policies is contained in Note 2 of the Consolidated Financial Statements.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141 (Revised 2007), Business Combinations SFAS 141R, effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB also issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in fiscal 2008.  We are evaluating the new standard to determine the effect on our financial statements and related disclosures.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS” 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 will be effective beginning in fiscal 2008.  We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has adopted FIN 48 as of the beginning of fiscal 2007.  See Note 8 of the Consolidated Financial Statements.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At December 29, 2007, net of interest rate swaps, we had $373.8 million of fixed rate debt and $190.5 million of variable rate debt.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.  Details regarding the instruments, as of December 29, 2007, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($8.0) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($6.4) million

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 29, 2007, would result in a change in after-tax annualized earnings of approximately $.7 million.

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

All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in other comprehensive income in each accounting period.  An ineffective portion of the hedge’s change in fair value, if any, is recorded in earnings in the period of change.  The impact due to ineffectiveness was immaterial for all periods included in this report.

Derivative commodity liabilities of $6.1 million were recorded in other current liabilities at December 29, 2007.  Derivative commodity assets of $1.7 million were recorded in other current assets as of December 30, 2006.  The unrealized (loss) gain on the effective portion of the contracts of ($3.8) million net of tax and $1.0 million net of tax, as of December 29, 2007 and December 30, 2006, was recorded in AOCI.

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million are recorded in other current assets and other non-current liabilities, respectively.  At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively.  The unrealized gain on the effective portion of the contracts of $2.1 million net of tax as of December 29, 2007, and $2.0 million net of the tax as of December 30, 2006 was recorded in Accumulated Other Comprehensive Income ("AOCI").

In the third quarter of 2007, the Company entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. As of December 29, 2007, a interest rate swap liability of ($14.4) million was included in other non-current liabilities.  The unrealized loss on the effective portion of the contracts of ($8.9) million net of tax as of December 29, 2007 was recorded in AOCI.

The net AOCI balance of ($10.6) million at December 29, 2007 is comprised of ($1.6) million of net current deferred losses expected to be realized in the next year, and ($9.0) million of non-current deferred losses.

At December 29, 2007, we had a ($10.6) million loss, net of tax, in AOCI related to hedging activities.  Of this amount, a $2.1 million gain related to foreign currency hedges, a ($3.8) million loss related to commodity hedges and the balance of ($8.9) million loss represented interest rate swap hedges.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	(In Thousands, Except Per Share Data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Net Sales	$418,646	$398,326	$459,795	$435,269	$449,374	$419,301	$474,682	$366,649
Gross Profit	97,227	93,280	103,876	104,025	106,714	103,070	105,536	88,996
Income from
Operations	47,331	43,618	60,055	57,866	53,375	53,049	45,299	39,484
Net Income	26,813	23,788	36,523	33,309	31,239	29,740	24,042	22,969
Earnings Per Share:
Basic	0.87	0.77	1.15	1.08	1.00	0.96	0.77	0.74
Assuming Dilution	0.80	0.72	1.06	0.99	0.92	0.89	0.71	0.68
Average Number of
Shares Outstanding:
Basic	30,814	30,701	31,547	30,816	31,321	30,888	31,326	30,981
Assuming Dilution	33,548	30,957	34,178	33,645	34,104	33,440	33,840	33,973

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Regal Beloit Corporation (the “Company”) is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of its evaluation, the Company’s management concluded that, as of December 29, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, Deloitte & Touche LLP, have audited the financial statements prepared by the management of Regal Beloit Corporation.

February 27, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Regal Beloit Corporation
Beloit, Wisconsin

We have audited the internal control over financial reporting of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007, of the Company and our reports dated February 26, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment on January 1, 2006; FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans on December 30, 2006; and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on December 31, 2006.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Regal Beloit Corporation
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareholders’ investment, comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, on January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment. As discussed in Note 6 to the consolidated financial statements, as of December 30, 2006, the Company adopted FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 8 to the consolidated financial statements, as of December 31, 2006 (the beginning of the Company’s 2007 fiscal year), the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2008

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)

	For the Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net Sales	$1,802,497	$1,619,545	$1,428,707

Cost of Sales	1,389,144	1,230,174	1,117,943

Gross Profit	413,353	389,371	310,764

Operating Expenses	207,293	195,354	176,192

Income From Operations	206,060	194,017	134,572

Interest Expense	22,056	19,886	22,090

Interest Income	933	711	442

Income Before Taxes & Minority Interest	184,937	174,842	112,924

Provision For Income Taxes	63,683	62,051	39,829

Income Before Minority Interest	121,254	112,791	73,095

Minority Interest in Income, Net of Tax	2,907	2,985	3,538

Net Income	$118,347	$109,806	$69,557

Earnings Per Share of Common Stock:

Basic	$3.79	$3.56	$2.34

Assuming Dilution	$3.49	$3.28	$2.25

Weighted Average Number of Shares Outstanding:

Basic	31,252,145	30,846,854	29,675,206

Assuming Dilution	33,920,886	33,504,190	30,878,981

See Accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share and Per Share Data)

ASSETS	December 29,	December 30,
	2007	2006
Current Assets:
Cash and Cash Equivalents	$ 42,574	$ 36,520
Receivables, less Allowances for Doubtful Accounts
of $10,734 in 2007 and of $5,886 in 2006	297,569	218,036
Inventories	318,200	275,138
Prepaid Expenses and Other Current Assets	35,626	22,557
Deferred Income Tax Benefits	34,522	22,877
Total Current Assets	728,491	575,128
Property, Plant and Equipment:
Land and Improvements	31,766	18,400
Buildings and Improvements	117,707	105,425
Machinery and Equipment	435,792	360,674
Property, Plant and Equipment, at Cost	585,265	484,499
Less - Accumulated Depreciation	(245,922)	(215,619)
Net Property, Plant and Equipment	339,343	268,880

Goodwill	654,261	546,152
Intangible Assets, Net of Amortization	129,473	43,257
Other Noncurrent Assets	10,679	10,102
Total Assets	$ 1,862,247	$ 1,443,519

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$ 183,215	$ 108,050
Commercial Paper Borrowings	-	49,000
Dividends Payable	4,700	4,345
Accrued Compensation and Employee Benefits	55,315	51,192
Other Accrued Expenses	63,358	45,578
Current Maturities of Long-Term Debt	5,332	376
Total Current Liabilities	311,920	258,541

Long-Term Debt	558,918	323,946
Deferred Income Taxes	75,055	65,937
Other Noncurrent Liabilities	27,041	12,302
Minority Interest in Consolidated Subsidiaries	10,542	9,634
Pension and other Post Retirement Benefits	20,742	23,184

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares authorized
in 2007, 50,000,000 shares authorized in 2006,
32,105,824 issued in 2007 and 31,812,043 issued in 2006	321	318
Additional Paid-In Capital	335,452	329,142
Less-Treasury Stock, at cost, 774,100 shares in 2007 and 2006	(15,228)	(15,228)
Retained Earnings	535,304	435,971
Accumulated Other Comprehensive Income (Loss)	2,180	(228)
Total Shareholders' Investment	858,029	749,975
Total Liabilities and Shareholders' Investment	$ 1,862,247	$ 1,443,519

See accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In Thousands of Dollars, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$298	$263,790	$(15,228)	$288,837	$(224)	$706	$538,179
Net Income	$-	$-	$-	$69,557	$-	$-	$69,557
Dividends Declared ($.51 per share)	-	-	-	(15,233)	-	-	(15,233)
Unearned Compensation, Net of
Amortization	-	891	-	-	(433)	-	458
Stock Proceeds from Shares Sold by GE
in Stock Offering, Net of Tax	-	5,887	-	-	-	-	5,887
Shares issued in Stock Offering	15	43,524	-	-	-	-	43,539
Stock Options Exercised, including income
tax benefit	2	2,334	-	-	-	-	2,336
Other Comprehensive Income (see detail
Comprehensive Income Statement)	-	-	-	-	-	3,273	3,273
Balance, December 31, 2005	$315	$316,426	$(15,228)	$343,161	$(657)	$3,979	$647,996

Net Income	$-	$-	$-	$109,806	$-	$-	$109,806
Dividends Declared ($.55 per share)	-	-	-	(16,996)	-	-	(16,996)
Reclassification of Unearned
Compensation due to adoption of
SFAS 123(R)	-	(657)	-	-	657	-	-
Stock Options Exercised, including income
tax benefit and share cancellations	3	13,373		-	-	-	13,376
Pension and Post Retirement Benefit
Adjustment, net of tax	-	-	-	-	-	(5,838)	(5,838)
Other Comprehensive Income (see detail
Comprehensive Income Statement)	-	-	-	-	-	1,631	1,631
Balance, December 30, 2006	$318	$329,142	$(15,228)	$435,971	$-	$(228)	$749,975
FIN 48 Cumulative effect
adjustment (Note 8)	-	-	-	(560)	-	-	(560)
Adjusted Balance at December 31, 2006	$318	$329,142	$(15,228)	$435,411	$-	$(228)	$749,415

Net Income	$-	$-	$-	$118,347	$-	$-	$118,347
Dividends Declared ($.59 per share)	-	-	-	(18,454)	-	-	(18,454)
Reclassification of tax benefits due to
adoption of FIN 48	-	-	-	(560)	-	-	(560)
Stock Options Exercised, including income
tax benefit and share cancellations	3	6,310	-	-	-	-	6,313
Other Comprehensive Income (see detail
Comprehensive Income Statement)	-	-	-	-	-	2,408	2,408
Balance, December 29, 2007	$321	$335,452	$(15,228)	$535,304	$-	$2,180	$858,029

See Accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands of Dollars)

	For the Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net Income	$118,347	$109,806	$69,557
Other Comprehensive Income:
Pension and postretirement benefits net of tax expense (benefit) of $1,549, $553 and ($209)	2,850	902	(341)
Currency translation adjustments	13,135	2,488	(629)
Change in fair value of hedging activities net of tax (benefit) expense of ($5,924), $351 and $5,899	(9,664)	572	9,625
Hedging Activities Reclassified into Earnings from Other Comprehensive Income net of tax benefit of ($2,398),
($1,429) and ($3,299)	(3,913)	(2,331)	(5,382)
Other Comprehensive Income	2,408	1,631	3,273
Comprehensive Income	$120,755	$111,437	$72,830

See Accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	For the Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$118,347	$109,806	$69,557
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities:
Depreciation	36,915	30,823	31,175
Amortization	9,704	6,859	6,452
Stock-based Compensation	3,841	3,572	-
Provision for (Benefit of) Deferred Income Taxes	7,091	5,376	(811)
Minority Interest in Earnings of Subsidiaries	2,907	2,985	3,538
Excess Tax Benefits from Stock-based Compensation	(6,712)	(3,949)	-
Losses (Gains) on Sales of Property, Plant and Equipment	564	(1,889)	(507)
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	1,246	(17,935)	(19,222)
Inventories	18,002	(47,146)	28,355
Accounts Payable	20,316	16,969	(23,467)
Current Liabilities and Other	(11,595)	(11,923)	17,141
Net Cash Provided from Operating Activities	200,626	93,548	112,211

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(36,628)	(52,545)	(28,261)
Business Acquisitions, Net of Cash Acquired	(337,643)	(10,962)	6,561
Sale of Property, Plant and Equipment	637	20,189	9,907
Net Cash Used in Investing Activities	(373,634)	(43,318)	(11,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-Term Debt Proceeds	250,000	8,500	-
Net Proceeds from Short-Term Borrowings	5,000	-	-
Proceeds from Stock Offerings	-	-	53,026
Payments of Long-Term Debt	(382)	(1,294)	(1,285)
Net (Repayments) Proceeds from Commercial Paper Borrowings	(49,000)	24,000	25,000
Net Repayments Under Revolving Credit Facility	(14,500)	(69,900)	(159,400)
Proceeds from the Exercise of Stock Options	2,190	6,942	1,956
Excess Tax Benefits from Stock-based Compensation	6,712	3,949	-
Financing Fees Paid	(1,706)	-	(1,374)
Distributions to Minority Partners	(2,741)	(2,538)	(1,315)
Dividends Paid to Shareholders	(18,099)	(16,627)	(14,730)
Net Cash Provided from (Used in) Financing Activities	177,474	(46,968)	(98,122)

EFFECT OF EXCHANGE RATE ON CASH:	1,588	511	(824)

Net Increase in Cash and Cash Equivalents	6,054	3,773	1,472
Cash and Cash Equivalents at Beginning of Year	36,520	32,747	31,275
Cash and Cash Equivalents at End of Year	$42,574	$36,520	$32,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$20,789	$20,185	$21,378
Income Taxes	50,186	72,694	36,670

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 29, 2007

(1)	NATURE OF OPERATIONS

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

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.  The 2007 and 2006 fiscal years contained 52 weeks.

(2)	ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries.  In addition, the Company has a 50/50 joint venture in China that is consolidated as over half of the joint venture sales are to Regal Beloit Corporation owned entities.  All significant intercompany accounts and transactions are eliminated.

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

Inventories

The approximate percentage distribution between major classes of inventory at year end is as follows:
	2007	2006
Raw Material	21%	11%
Work in Process	14%	21%
Finished Goods and Purchased Parts	65%	68%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 71% of the Company's inventory at December 29, 2007 and 83% in 2006, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $47.1 million and $33.1 million as of December 29, 2007 and December 30, 2006, respectively. Material, labor and factory overhead costs are included in the inventories.

The Company reviews it’s inventories for excess and obsolete products or components.  Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost.  Depreciation of plant and equipment is provided principally on a straight-line basis over the estimated useful lives (3 to 40 years) of the depreciable assets.  Accelerated methods are used for income tax purposes.  The Company reviews its Property, Plant and Equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Stock-based Compensation

The Company has adopted the fair value method of accounting for stock options as required under SFAS123(R) “Share-Based Payment”, effective January 1, 2006 (see Note 7 of the Consolidated Financial Statements).

Prior to 2006, the Company followed the accounting provisions of APB No. 25 in accounting for its stock option plans.  The Company granted stock options at a price equal to the fair value of the Company’s common stock at the date of grant and, accordingly, no compensation cost was recognized.  A reconciliation of the Company’s net income and earnings per share to proforma net income and proforma earnings per share for the year ended December 31, 2005 follows (in thousands, except per share data):

Net Income:
As Reported	$69,557
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	$362
Deduct: Total stock-based employee compensation expense, net of related tax effects	(1,690)
Pro Forma	$68,229
Earnings Per Share:
As Reported	$2.34
Pro Forma	$2.29
Earnings Per Share - Assuming Dilution:
As Reported	$2.25
Pro Forma	$2.22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, risk-free interest rate of 4.0%; expected dividend yield of 1.7%, expected option lives of 7.0 years and expected volatility of 28%.

Earnings per Share (EPS)

Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”.  Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.  Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below.  The amount of these shares was 177,500 for 2007, and -0- for both 2006 and 2005.  The following table reconciles the basic and diluted shares used in the per share calculations for the three years ended December 29, 2007 (in thousands):

	2007	2006	2005
Denominator for basic EPS	31,252	30,847	29,675
Effect on dilutive securities	2,669	2,657	1,204
Denominator for diluted EPS	33,921	33,504	30,879

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Property, Plant and Equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company assesses these assets for impairment based on estimated future cash flows from these assets.  Such analyses necessarily involve significant estimates.

Product Warranty Reserves

The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated.

Accumulated Other Comprehensive Income (Loss)

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in shareholder’s investment under accumulated other comprehensive income (loss).  The Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of December 30, 2006.  The components of the ending balances of Accumulated Other Comprehensive Income (Loss) are as follows:

	2007	2006
Translation adjustments	$21,280	$8,145
Hedging activities, net of tax	(10,580)	2,997
Pension and post retirement benefits, net of tax	(8,520)	(11,370)
Total	$2,180	$(228)

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.  Any fair value changes are recorded in net earnings or Other Comprehensive Income.

The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. These derivative instruments have been designated as cash flow hedges.   (See Note 11 to the Consolidated Financial Statements).

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

Life Insurance Policies

The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $10.6 million at December 29, 2007 and $10.9 million at December 30, 2006. The cash surrender value, net of policy loans, was $2.3 million and $2.1 million at December 29, 2007 and December 30, 2006, respectively, and is included as a component of Other Noncurrent Assets.

Fair Values

The fair values of cash equivalents, receivables, inventories, accounts payable, commercial paper borrowings and other accrued expenses approximate the carrying values due to the short period of time to maturity.  The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates, except for the senior subordinated notes discussed in Note 5, and the fair value of derivative instruments is determined based on quotes.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (Revised 2007), “Business Combinations” (SFAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB also issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including and Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the Company beginning in fiscal 2008.  We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS” 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 will be effective beginning in fiscal 2008.  We are evaluating the new standard to determine the effect on our financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has adopted FIN 48 as of the beginning of fiscal 2007.  See Note 8 to the Consolidated Financial Statements.

(3)	ACQUISITIONS AND DIVESTITURES

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

On October 12, 2007, the Company acquired Morrill Motors (“Morrill”).  The acquired business is a leading designer and manufacturer of fractional horsepower motors and components for the commercial refrigeration and freezer markets.  Included in the motor offering are technology based variable speed products.  The purchase price was paid in cash, subject to final working capital and other customary post close adjustments.  The results of operations for Morrill are included in our consolidated financial statements beginning on October 13, 2007 as part of the Electrical segment.

On October 29, 2007, the Company acquired Alstom motors and fans business (“Alstom”) in India.  The business is located in Kolkata, India and manufactures and markets a full range of low and medium voltage industrial motors and fans for the industrial and process markets in India.  Alstom is noted for high quality process duty motors with a full range from 1 to 3500 hp.  The purchase price was paid in cash.  The results of operations of Alstom are included in our consolidated financial statements beginning on October 30, 2007 as part of the Electrical segment.

The purchase price allocations for the Fasco, Jakel, Morrill and Alstom acquisitions are preliminary, pending the finalization of working capital adjustments and further analysis of contingencies.  The combined purchase price, net of cash acquired, was $335.2 million. The excess of the purchase price over the estimated fair values of the net assets acquired was assigned to goodwill.  Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

The Company's summarized proforma results of operations as if the four 2007 acquisitions had been effective at the beginning of fiscal 2006 are as follows (in thousands, except earnings per share):

	(Unaudited)
	2007	2006
Net Sales	$2,113,947	$2,109,008
Income Before Taxes	193,449	193,971
Net Income	123,937	109,244
Earnings Per Share of Common Stock-Assuming Dilution	$3.65	$3.26

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as a result of the 2007 acquisitions as of the date of acquisition.  The Company is in the process of finalizing the valuation of tangible and intangible assets acquired.  Accordingly, the final allocation of the purchase price could differ materially from the current estimates.

(In millions)
Current Assets	$137.8
Property, Plant and Equipment	69.5
Intangible Assets, subject to Amortization (11 year weighted-average useful life)	95.9
Other Noncurrent Assets	3.8
Goodwill	107.9
Total Assets Acquired	$414.9
Current Liabilities	$78.9
Deferred Taxes	0.8
Total Liabilities Assumed	$79.7
Net Assets Acquired	$335.2

Approximately $51.4 million of goodwill and other intangible assets are not expected to be deductible for tax purposes.

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

(4)	GOODWILL AND OTHER INTANGIBLES

Goodwill

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

As described above in Note 3 of Notes to Consolidated Financial Statements, during 2007 the Company acquired four separate businesses.  The purchase price allocations are preliminary, pending the finalization of working capital valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the allocation period, not to exceed one year from the date of acquisition.  A preliminary allocation of $107.9 million was included in goodwill at December 29, 2007 related to the four 2007 acquisitions.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total Company
Balance, December 31, 2005	$545,638	$530	$546,168
Translation Adjustments	(16)	-	(16)
Balance, December 30, 2006	$545,622	$530	$546,152
Acquisitions	107,945	-	107,945
Translation Adjustments	164	-	164
Balance, December 29, 2007	$653,731	$530	$654,261

Intangible Assets

The preliminary amortizable intangible assets related to the four 2007 acquisitions (see Note 3 to the Consolidated Financial Statements) are included below.

Other intangible assets consisted of the following (in thousands):

		December 29, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 - 5	$5,588	$2,540	$3,048
Trademarks	3 - 20	18,887	4,752	14,135
Patents	9 - 10.5	15,410	4,648	10,762
Engineering Drawings	10	1,200	367	74,247
Customer Relationships	10 - 14	84,572	10,325	65,824
Technology	6 - 10	27,474	1,026	26,448
Total		$153,131	23,658	129,473

		December 30, 2006
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 - 5	$5,470	$1,425	$4,045
Trademarks	3 - 5	6,490	3,311	3,179
Patents	9 - 10.5	15,410	3,107	12,303
Engineering Drawings	10	1,200	247	953
Customer Relationships	10	28,600	5,823	22,777
Total		$57,170	$13,913	$43,257

 Estimated Amortization (in millions)

2008	2009	2010	2011	2012
$16.8	$16.2	$15.8	$ 15.4	$15.1

 (5) DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness, excluding commercial paper borrowings, as of December 29, 2007 and December 30, 2006 was as follows:

	(In Thousands)
	December 29,	December 30,
	2007	2006
Senior notes	$250,000	$-
Revolving credit facility	182,700	197,200
Convertible senior subordinated debt	115,000	115,000
Other	16,550	12,122
	564,250	324,322
Less: Current maturities	(5,332)	(376)
Non-current portion	$558,918	$323,946

During the third quarter of 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”).  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

On April 30, 2007, the Company amended its revolving credit facility (the “Facility”).  The committed amount of the Facility increased from $475.0 million to $500.0 million.  The conditional commitment, subject to certain approvals and covenants, increased from $75.0 million to $200.0 million.  The Facility permits the Company to borrow at interest rates (5.3% at December 29, 2007) based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our senior funded debt to our EBITDA.

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of December 29, 2007.

The average balance outstanding under the Facility in 2007 was $182.0 million and in 2006 was $238.8 million.  The average interest rate paid under the Facility was 5.7% in 2007 and 5.9% in 2006.  The Company also paid an unused commitment fee under the Facility.  The Company had $311.6 million of available borrowing capacity under the Facility at December 29, 2007.

The Company, at December 29, 2007, also had $115.0 million of convertible senior subordinated notes outstanding, which were issued on April 5, 2004.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a note if certain conditions are met.  The Company may not call the notes for five years, and the note holders may only put the notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the notes.  In the table below, the maturity of these convertible notes is shown in 2009, when the first put and call dates occur, reflecting the likelihood, in the opinion of the Company, when the notes will mature.  In  2004, the Company amended the indenture to eliminate its option to issue stock upon a conversion request, and require the Company to pay only cash up to the $115.0 million par value of the notes.  The Company retained the option to either pay cash, issue its stock or a combination thereof, for value above par, which is above the $25.56 stock conversion price.  The fair value of these notes at December 29, 2007 was $204.1 million as compared to the fair value at December 30, 2006 of $236.2 million.

As of December 29, 2007, a foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The notes are all short term and bear interest at a margin over LIBOR.

During 2006 the Company borrowed $8.5 million secured by certain equipment.  The note bears interest at 6.3% and is payable in monthly installments of principal and interest with a balloon payment of $6.5 million due in ten years.

Maturities of long-term debt are as follows:

Year	(In Thousands)
2008	$5,332
2009	115,173
2010	145
2011	127
2012	182,964
Thereafter	260,509
Total	$564,250

There were no commercial paper borrowings outstanding at December 29, 2007.  There was $49.0 million of commercial paper borrowings outstanding at December 30, 2006, all of which had original maturity terms of 90 days or less, with a weighted interest rate of 5.5%.  Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility.  The Facililty provides the liquidity backstop for outstanding commercial paper.  Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $500.0 million.

(6) RETIREMENT PLANS

The Company has a number of retirement plans that cover most of its domestic employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed.  The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $3.8 million, $3.3 million and $4.3 million in 2007, 2006 and 2005, respectively.

Benefits provided under defined benefit pension plans are based, depending on the plan, on employees’ average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit pension plans is in accordance with federal laws and regulations.  The actuarial valuation measurement date for pension plans is as of fiscal year end for all periods.

The Company’s defined benefit pension assets are invested in equity securities and fixed income investments based on the Company’s overall strategic investment direction as follows:

	Target
	Allocation	Return
Equity investments	70%	9-10%
Fixed income	30%	5.5-6.5%
Total	100%	8.25%

The Company’s investment strategy for its defined benefit plans is to achieve moderately aggressive growth, earning a long-term rate of return sufficient to allow the plans to reach fully funded status. Accordingly, allocation targets have been established to fit this strategy, with a heavier long-term weighting of investments in equity securities. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The defined benefit pension plan assets were invested as follows:

	2007	2006
Equity investments	76%	76%
Fixed income	24%	24%
Total	100%	100%

As of December 30, 2006 the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”

The following table presents a reconciliation of the funded status of the defined benefit plans:

	(In Thousands of Dollars)
	2007	2006
Change in projected benefit obligation:
Obligation at beginning of period	$86,268	$76,026
Service cost	4,019	9,043
Interest cost	5,877	4,425
Actuarial gain	(4,520)	(712)
Plan amendments	1,313	-
Benefits paid	(3,993)	(2,514)
Foreign currency translation	105	-
Other - transfer of foreign plan	11,136	-
Obligation at end of period	$100,205	$86,268

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$61,901	$55,698
Actual return on plan assets	5,898	5,710
Employer contributions	3,343	3,007
Benefits paid	(3,993)	(2,514)
Other - transfer of foreign plan	11,136	-
Fair value of plan assets at end of period	$78,285	$61,901

Funded status	$(21,920)	$(24,367)

In accordance with SFAS No. 158, the Company recognized the funded status of its defined benefit plans on the balance sheet as follows:

	2007	2006
Other Accrued Expenses	$(1,178)	$(1,183)
Pension and Other Postretirement Benefits	(20,742)	(23,184)
	$(21,920)	$(24,367)

Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$11,651	$17,149
Prior service cost	2,132	1,033
	$13,783	$18,182

The adjustment for SFAS No. 158 affected our December 30, 2006 Consolidated Balance Sheet as follows:

Before Application of Statement SFAS No. 158
Prepaid benefit cost	$6,421
Intangible asset (pension)	1,530
Liability for pension benefits	(16,485)
Accumulated other comprehensive loss, net	5,532

Adjustments for SFAS No. 158
Prepaid benefit cost	(6,421)
Intangible asset (pension)	(1,530)
Liability for pension benefits	(7,882)
Accumulated other comprehensive loss, net	5,838

After Application of SFAS No. 158
Prepaid benefit cost	-
Intangible asset (pension)	-
Liability for pension benefits	(24,367)
Accumulated other comprehensive loss, net	11,370

The 2006 after tax adjustment for additional minimum pension liability resulted in other comprehensive income of $.9 million.

The accumulated benefit obligation for all defined benefit pension plans was $90.0 million and $80.0 million at December 29, 2007 and December 30, 2006, respectively.

The following table presents information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	(In Thousands)
	2007	2006
Projected benefit obligation	$32,257	$43,738
Accumulated benefit obligation	$27,092	$42,341
Fair value of plan assets	$11,147	$23,219

The following weighted-average assumptions were used to determine the projected benefit obligation at year end.

	2007			2006
Discount rate	6.36%	to	6.68%	5.89%	to	8.97%
Expected long-term rate of return of assets			8.25%			8.50%

Certain of our defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases.  For those plans that use compensation increases in the calculation of benefit obligations, the Company used an assumed rate of compensation increase of 3.0% for the years ended December 29, 2007 and December 30, 2006.

Net periodic pension benefit costs for the defined benefit pension plans were as follows:

	(In Thousands of Dollars)
	2007	2006	2005
Service cost	$4,019	$9,043	$3,617
Interest cost	5,877	4,425	4,020
Expected return on plan assets	(5,802)	(4,903)	(4,530)
Amortization of net actuarial loss	954	1,108	995
Amortization of prior service cost	214	128	128
Net periodic benefit cost	$5,262	$9,801	$4,230

For the year ended December 29, 2007, the net actuarial loss and prior service cost for the defined benefit pension plans that was amortized into periodic pension benefit cost was $1.0 million and $.2 million, respectively.  A $4.4 million actuarial gain net of the reversal of the $1.2 million amortization) was recognized in other comprehensive income for the year ended December 29, 2007.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $.5 million and $.2 million , respectively.

As permitted under Paragraph 26 of SFAS No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The following assumptions were used to determine net periodic pension cost for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

	2007			2006	2005
Discount rate	5.89%	to	6.00%	5.75%	5.75%
Expected long-term rate of return on assets			8.5%	8.75%	8.75%

Certain of our defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases.  For those plans that use compensation increases in the calculation of net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0%, 3.0% and 2.8% for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company estimates that, in 2008, it will make contributions in the amount of $1.1 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In Millions)
Year	Expected Payments
2008	$ 4.7
2009	4.9
2010	5.3
2011	5.8
2012	6.2
2013-2017	$41.5

(7) SHAREHOLDERS’ INVESTMENT

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application transition method.  Before the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Under APB No. 25, restricted stock expense was $.5 million for the year ended December 31, 2005.

Under APB 25, the value of the restricted stock grants was reflected as a separate component reducing Shareholders’ Investment with an offsetting increase to Paid-in Capital.  Accordingly, as of December 31, 2005, the unamortized value of restricted stock grants amounting to $.7 million was reflected as a separate component of Shareholder’s Investment.  As a result of the adoption of SFAS 123(R), effective January 1, 2006, the unamortized value of restricted stock grants has been reclassified to Paid-in Capital.

The Company is authorized to make equity-based awards under various plans approved by the Company’s shareholders.  The Company has not enacted any changes in the quantity or type of instruments used in share-based payment programs as a result of SFAS 123(R).  Additionally, the Company did not modify any outstanding options prior to the adoption of SFAS 123(R).  The Company has elected to use the Black-Scholes modified prospective method of valuing equity compensation awards, consistent with the Company’s approach under APB 25.  For option grants prior to 2006, the Company utilizes the assumptions noted in the Accounting for Stock Options section of Accounting Policies (Note 2 of Notes to the Consolidated Financial Statements).

SFAS 123(R) requires the reporting of the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits), if any, as a financing cash flow rather than as an operating cash flow.

Under SFAS 123(R), the Company recognized approximately $3.8 million and $3.6 million in share-based compensation expense 2007 and 2006, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.  As of December 29, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $9.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.9 years.  The total income tax benefit recognized relating to share-based compensation for the year ended December 29, 2007 was approximately $6.7 million.

On April 20, 2007, shareholders approved the 2007 Regal Beloit Corporation 2007 Equity Incentive Plan (“2007 Plan”), which authorized an additional 2.5 million shares for issuance under the 2007 Plan.  Under the 2007 Plan and the Company’s 2003 and 1998 stock plans, the Company was authorized as of December 29, 2007 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.8 million shares were available for future grant or payment under the various plans at December 29, 2007.

On April 20, 2007, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation that increased the number of shares of common stock that the Company is authorized to issue from 50.0 million shares to 100.0 million shares.  Each authorized share is accompanied by one Common Stock Purchase Right.

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

The per share weighted average fair value of share-based incentive awards granted (options and SAR’s) was $17.13 and $13.33 for the years ended December 29, 2007 and December 30, 2006, respectively.  The fair value of the awards for the years ended December 29, 2007 and December 30, 2006 were estimated on the date of grant using the Black-Scholes pricing model and the following weighted assumptions, expected life of seven years, risk-free interest rate of 4.6% and 4.9%, expected dividend yield of 1.2% and 1.4% and expected volatility of 31.9% and 31.2%.

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

Following is a summary of share-based incentive plan grant activity (options and SAR’s) for the three fiscal years ended 2007, 2006 and 2005:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at December 31, 2004	1,555,584	$21.53
Granted	372,000	29.88
Exercised	(98,667)	20.11
Forfeited	(30,600)	24.45
Outstanding at December 31, 2005	1,798,317	23.27	5.7	$20.9
Exercisable at December 31, 2005	1,138,717	22.07	4.4	15.2

Outstanding at December 31, 2005	1,798,317	$23.27
Granted	287,750	38.17
Exercised	(453,142)	20.70
Forfeited	(29,450)	24.75
Outstanding at December 30, 2006	1,602,725	26.64	5.2	$35.2
Exercisable at December 30, 2006	956,016	23.16	3.3	28.1

Outstanding at December 30, 2006	1,602,725	$26.64
Granted	315,750	46.24
Exercised	(424,850)	24.20
Forfeited	(8,850)	47.01
Outstanding at December 29, 2007	1,484,775	31.40	5.9	$20.6
Exercisable at December 29, 2007	741,108	24.03	4.6	15.5

The table below presents share-based compensation activity for the three fiscal years ended 2007, 2006 and 2005:

	(In Millions)
	2007	2006	2005
Total intrinsic value of stock options exercised	$9.6	$11.4	$1.0
Cash received from stock option exercises	2.2	6.9	2.0
Income tax benefit from the exercise of stock options	6.7	3.9	0.4
Total fair value of stock options vested	2.9	7.5	8.4

Restricted Stock

The Company also granted restricted stock awards to certain employees.  The Company restrictions lapse two to three years after the date of the grant.  The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three fiscal years ended 2007, 2006 and 2005:

	Shares	Wtd. Avg. Share Fair Value	Aggregate Intrinsic Value (in thousands)
Restricted stock balance at December 31, 2004:	14,175	$20.30	$0.3
Granted	30,000	29.75	0.9
Restricted stock balance at December 31, 2005:	44,175	$26.72	$1.2
Granted	49,500	37.31	4.2
Restricted stock balance at December 30, 2006:	93,675	$32.31	$5.4
Granted	35,750	42.03	1.7
Vested	(33,975)	25.76	(3.3)
Restricted stock balance at December 29, 2007:	95,450	$38.27	$3.8

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

Treasury Stock

The Board of Directors approved in 2000 a repurchase program of up to 2,000,000 common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 29, 2007, the Company has repurchased 774,100 shares at an average purchase price of $19.67 per share.

Subsequent to year end, the Company’s Board of Directors expanded the repurchase authorization by an additional one million shares at its’ regularly scheduled meeting on February 2, 2008.

(8) INCOME TAXES

Income before income taxes and minority interest consisted of the following:

	(In Thousands)
	2007	2006	2005
United States	$153,140	$152,244	$88,714
Foreign	31,797	22,598	24,210
Total	$184,937	$174,842	$112,924

The provision for (benefit of) income taxes is summarized as follows:

	(In Thousands)
	2007	2006	2005
Current
Federal	$44,666	$45,756	$32,560
State	5,255	5,844	4,332
Foreign	6,671	5,075	3,748
	56,592	56,675	40,640
Deferred	7,091	5,376	(811)
Total	$63,683	$62,051	$39,829

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the statements of income follows:

	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.2	2.4
Domestic production activities deduction	(1.0)	(0.6)	(0.5)
Other, net	(1.6)	(1.1)	(1.6)
Effective tax rate	34.4%	35.5%	35.3%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes.  The Company’s net deferred tax liability as of December 29, 2007 of $40.5 million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $34.5 million and a net non-current deferred income tax liability of $75.1 million.  The components of this net deferred tax liability are as follows:

	(In Thousands)
	December 29, 2007	December 29, 2006
Accrued employee benefits	$19,108	$19,142
Bad debt reserve	1,931	1,531
Warranty reserve	2,844	2,260
Inventory	3,044	-
Derivative instruments	6,484	-
Other	9,158	8,931
Deferred tax assets	42,569	31,864

Property related	(26,239)	(23,817)
Intangible items	(46,054)	(38,453)
Convertible debt interest	(10,644)	(7,445)
Inventory	-	(2,715)
Derivative instruments	-	(1,837)
Other	(165)	(657)
Deferred tax liabilities	(83,102)	(74,924)
Net deferred tax liability	$(40,533)	$(43,060)

The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company had unrecognized tax benefits of $6.3 million and cumulative interest of $.6 million on such unrecognized tax benefits, as of the date of adoption, including a cumulative effect adjustment of $.6 million to retained earnings. Also, as a result of the adoption of FIN 48, certain tax liabilities as of December 30, 2006 were reclassified in the comparative consolidated balance sheet.  Income tax liabilities of $6.3 million were reclassified from current liabilities to non-current liabilities, and $5.9 million of prepaid taxes were reclassified from current liabilities to current assets in the December 30, 2006 consolidated balance sheet. As of December 29, 2007, the Company had unrecognized tax benefits of $6.8 million.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized tax benefits as of December 31, 2006	$6.3
Gross increases – tax positions in prior periods	.2
Gross decreases – tax positions in prior periods	-
Gross increases – tax positions in the current period	.3
Settlements with taxing authorities	-
Lapsing of statutes of limitations	-
Unrecognized tax benefits as of December 29, 2007	$6.8

Of the $6.8 million of unrecognized tax benefits at the end of 2007, approximately $3.2 million would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.  During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company recognized approximately $.3, $.6 and -0- million in net interest expense, respectively.  The Company had approximately $.9, $.6 and -0- million of accrued interest included in the tax contingency reserve as of December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits, other than the accrual of additional interest expense in an amount similar to the prior year’s expense.

With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2003, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2001.

At December 29, 2007 and December 30, 2006, the estimated amount of total unremitted non-U.S. subsidiary earnings was $51.6 million and $26.2 million, respectively.  No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested.

(9) CONTINGENCIES AND COMMITMENTS

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of December 29, 2007, amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2007 and 2006:

	(In Thousands)
	2007	2006
Balance, beginning of year	$6,300	$5,679
Acquisitions	4,089	-
Payments	(6,583)	(6,485)
Provision	6,066	7,106
Balance, end of year	$9,872	$6,300

(10) LEASES AND RENTAL COMMITMENTS

Rental expenses charged to operations amounted to $13.3 million in 2007, $7.5 million in 2006 and $8.1 million in 2005. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Millions)
2008	$12.3
2009	11.4
2010	10.0
2011	7.2
2012	6.1
Thereafter	8.4

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity liabilities of $6.1 million are recorded in other current liabilities at December 29, 2007.  Derivative commodity assets of $1.7 million are recorded in current assets as of December 30, 2006.  The unrealized (loss) gain on the effective portion of the contracts of ($3.8) million net of tax and $1.0 million net of tax, as of December 29, 2007 and December 30, 2006, was recorded in Accumulated Other Comprehensive Income (“AOCI”).

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million (notional value of $213.3 million) are recorded in other current assets and other non-current liabilities, respectively.  At December 30, 2006, derivative currency assets of $2.2 million and $1.0 million were recorded in other current assets and other non-current assets, respectively.  The value of the effective portion of the contracts of $2.1 million net of tax and $2.0 million net of tax, as of December 29, 2007 and December 30, 2006, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  During the third quarter of 2007, the Company entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of December 29, 2007, an interest rate swap liability of $14.4 million was included in other non-current liabilities.  The unrealized loss on the effective portion of the contracts of ($8.9) million net of tax as of December 29, 2007 was recorded in AOCI.

The net AOCI balance of ($10.6) million loss at December 29, 2007 is comprised of ($1.6) million of net current deferred losses expected to be realized in the next year, and ($9.0) million of non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods included in this report.

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

The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are from external customers.  The Company’s products manufactured and sold outside the United States were approximately 17%, 9% and 10% of net sales in 2007, 2006 and 2005, respectively. Export sales from U.S. operations were approximately 5%, 7% and 5% in 2007, 2006 and 2005, respectively.

We had one customer that accounted for more than 10% of our consolidated net sales in each of the three fiscal years ending December 29, 2007.

Pertinent data for reportable segments for the three years ended December 29, 2007 is as follows:

(In Thousands)
	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
2007
Electrical	$1,597,216	$176,776	$1,756,215	$31,988	$41,076
Mechanical	205,281	29,284	106,032	4,640	5,543
Total	$1,802,497	$206,060	$1,862,247	$36,628	$46,619

2006
Electrical	$1,418,541	$171,787	$1,319,404	$46,267	$33,194
Mechanical	201,004	22,230	118,155	6,278	4,488
Total	$1,619,545	$194,017	$1,437,559	$52,545	$37,682

2005
Electrical	$1,227,696	$118,528	$1,215,953	$23,491	$30,676
Mechanical	201,011	16,044	126,601	4,770	6,951
Total	$1,428,707	$134,572	$1,342,554	$28,261	$37,627

(13) RELATED PARTY TRANSACTIONS

There were no related party transactions in 2007 and 2006.  During part of the year ended December 31, 2005, General Electric Company (“GE”) was a related party.

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

ITEM 9 –     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 29, 2007.  Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 29, 2007 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the sections Election of Directors, Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2008 Proxy Statement.  Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The Company has adopted a code of  business conduct and ethics that applies to all our directors, officers and employees.  The code is available on our website, along with our current Corporate Governance Guidelines, at www.regal-beloit.com.  The code of business conduct and ethics and  our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Beloit Corporation.  We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 – EXECUTIVE COMPENSATION

See the information in the sections Compensation Discussion and Analysis, Executive Compensation, and Director Compensation sections of the 2008 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information in the section Stock Ownership in the 2008 Proxy.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 29, 2007.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	1,484,775	$31.40	2,757,135
Equity compensation plans not approved by security holders	--	--	--
Total	1,484,775	$31.40	2,757,135

(1)
Represents options to purchase our common stock and stock-settled stock appreciation rights granted under our 1991 Flexible Stock Incentive Plan, 1998 Stock Option Plan, 2003 Equity Incentive Plan and 2007 Equity Incentive Plan.

(2)	Excludes 96,450 shares of restricted common stock previously issued under our 2003 Equity Incentive Plan for which the restrictions have not lapsed.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the information in the Board of Directors section of our 2008 Proxy.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information in Proposal 2:  Ratification of Deloitte & Touche LLP as the Company’s Independent Auditors for 2008 section of our 2008 Proxy.

PART IV

  ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b)           Exhibits- see the Index to Exhibits on Pages 59 - 61.

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
David A. Barta
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ HENRY W. KNUEPPEL	Chief Executive Officer and Director	February 27, 2008
Henry W. Knueppel	(Principal Executive Officer)

/s/ MARK J. GLIEBE	Chief Operating Officer and Director	February 27, 2008
Mark J. Gliebe	(Principal Operating Officer)

/s/ DAVID A. BARTA	Vice President, Chief Financial Officer	February 27, 2008
David A. Barta	(Principal Accounting & Financial Officer)

/s/ CHRISTOPHER L. DOERR	Director	February 27, 2008
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 27, 2008
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 27, 2008
Dean A. Foate

/s/ G. FREDERICK KASTEN, JR.	Director	February 27, 2008
G. Frederick Kasten, Jr.

/s/ RAKESH SACHDEV	Director	February 27, 2008
Rakesh Sachdev

/s/ CAROL N. SKORNICKA	Director	February 27, 2008
Carol N. Skornicka

/s/ CURTIS W. STOELTING	Director	February 27, 2008
Curtis W. Stoelting

REGAL BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Reports of Independent Registered Public Accounting Firm	27

	Consolidated Statements of Income for the fiscal years ended
	December 29, 2007, December 30, 2006 and December 31, 2005	28

	Consolidated Balance Sheets at December 29, 2007 and December 30, 2006	29

	Consolidated Statements of Shareholders’ Investment for the fiscal years ended
	December 29, 2007, December 30, 2006 and December 31, 2005	30

	Consolidated Statements of Comprehensive Income for the fiscal years ended
	December 29, 2007, December 30, 2006 and December 31, 2005	31

	Consolidated Statements of Cash Flows for the fiscal years ended
	December 29, 2007, December 30, 2006 and December 31, 2005	32

	Notes to Consolidated Financial Statements	33

		Page(s) In
		Form 10-K
(2)	Financial Statement Schedule:
	Report of Independent Registered Public Accounting Firm
	on Financial Statement Schedule	55
	For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005. Schedule II -
	Valuation and Qualifying Accounts	56

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Regal Beloit Corporation
Beloit, Wisconsin

We have audited the consolidated financial statements of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and for each of the three years in the period ended December 29, 2007, and have issued our report thereon dated February 26, 2008 (which report expressed an unqualified opinion and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment on January 1, 2006; FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans on December 30, 2006; and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on December 31, 2006), and the Company’s internal control over financial reporting as of December 29, 2007, and have issued our report thereon dated February 26, 2008; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2008

SCHEDULE II

REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	(In Thousands of Dollars)
	Balance Beginning of Year	Charged to Expenses	Deductions(a)	Adjustments(b)	Balance End of Year
Allowance for doubtful accounts:
Year ended December 29, 2007	$5,886	$1,304	$(437)	$3,981	$10,734
Year ended December 30, 2006	$2,653	$2,983	$(667)	$917	$5,886
Year ended December 31, 2005	$2,376	$890	$(418)	$(195)	$2,653

Allowance for Product Warranty reserves:
Year ended December 29, 2007	$6,300	$6,066	$(6,583)	$4,089	$9,872
Year ended December 30, 2006	$5,679	$7,106	$(6,485)	$-	$6,300
Year ended December 31, 2005	$5,007	$6,597	$(5,925)	$-	$5,679

_________________________
(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and divestitures.

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

2.7
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

4.1	Articles of Incorporation, as amended, and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]

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

Exhibit Number	Exhibit Description
4.7
Amendment to Rights Agreement, effective as of June 11, 2002, between Regal Beloit Corporation and BankBoston, N.A. [Incorporated by reference to Exhibit 4.6 to Regal Beloit Corporation’s Current Report on Form 8-K dated January 31, 2000]

4.8
Second Amendment to Rights Agreement, dated as of November 12, 2004, between Regal Beloit Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Registration Statement on Form 8-A/A filed on November 18, 2004 (File No. 001-07283)]

4.9
Third Amendment to Rights Agreement, dated as of December 31, 2004, between Regal Beloit Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.4 to Regal Beloit Corporation’s Registration Statement on Form 8-A/A filed on January 6, 2005 (File No. 001-07283)]

4.10
Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K dated April 30, 2007 (File No. 001-07283)]

4.11
First Amendment, dated as of August 23, 2007, to the Second Amended and Restated Credit Agreement, dated as of April 30, 2007, by and among Regal Beloit Corporation, various financial institutions and Bank of America, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.12
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.13
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007] (File No. 001-07283)]

10.1*
Regal Beloit Corporation Stock Option Deferral Policies and Procedures. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-07283)]

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

10.6*	Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Henry W. Knueppel, Mark J. Gliebe and David A. Barta.

10.7*	Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Paul J. Jones and Terry R. Colvin.

10.8*
Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.  (File No. 001-07283)]

10.9*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

Exhibit Number	Exhibit Description
10.10*	Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan.

10.11*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.12*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.13*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.14*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.15*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended.  [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on October 26, 2007  (File No. 001-07283)]

10.16*
Form of Participation Agreement for Target Supplemental Retirement Plan.  [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.  (File No. 001-07283)]

21	Subsidiaries of Regal Beloit Corporation.

23	Consent of Independent Auditors.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Proxy Statement of Regal Beloit Corporation for the 2008 Annual Meeting of Shareholders

[The Proxy Statement for the 2008 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.  Except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

________________________
* A management contract or compensatory plan or arrangement.