Form 10-Q
period 2008-03-29
REGAL BELOIT CORP
filed 2008-05-08
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended
March 29, 2008

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
YES ☐  NO ☒

32,165,683 Shares, Common Stock, $.01 Par Value (as of April 28, 2008)

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
•
other risks and uncertainties including but not limited to those described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K filed on February 27, 2008 and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.  The forward-looking statements included in this Form 10-K are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  See also Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

Return to Index

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 29, 2008	March 31, 2007

Net Sales	$536,343	$418,646

Cost of Sales	414,244	321,419

Gross Profit	122,099	97,227

Operating Expenses	64,487	49,896

Income From Operations	57,612	47,331

Interest Expense	7,219	5,066

Interest Income	384	89

Income Before Taxes & Minority Interest	50,777	42,354

Provision For Income Taxes	18,012	14,690

Income Before Minority Interest	32,765	27,664

Minority Interest in Income, Net of Tax	598	851

Net Income	$32,167	$26,813

Earnings Per Share of Common Stock:

Basic	$1.03	$0.87

Assuming Dilution	$0.97	$0.80

Cash Dividends Declared	$0.15	$0.14

Weighted Average Number of Shares Outstanding:

Basic	31,316,878	30,814,312
Assuming Dilution	33,117,034	33,547,519

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands of Dollars, Except Share Data)

		(From Audited
	(Unaudited)	Statements)
ASSETS	March 29, 2008	December 29, 2007
Current Assets:
Cash and Cash Equivalents	$50,531	$42,574
Receivables, less Allowances for Doubtful Accounts of
$10,357 in 2008 and $10,734 in 2007	345,388	297,569
Inventories	307,261	318,200
Prepaid Expenses and Other Current Assets	47,676	35,626
Deferred Income Tax Benefits	18,664	34,522
Total Current Assets	769,520	728,491

Property, Plant and Equipment:
Land and Improvements	40,971	31,766
Buildings and Improvements	118,354	117,707
Machinery and Equipment	453,309	435,792
Property, Plant and Equipment, at Cost	612,634	585,265
Less - Accumulated Depreciation	(254,106)	(245,922)
Net Property, Plant and Equipment	358,528	339,343

Goodwill	638,326	654,261
Intangible Assets, Net of Amortization	125,869	129,473
Other Noncurrent Assets	15,465	10,679
Total Assets	$1,907,708	$1,862,247

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	202,462	183,215
Dividends Payable	4,675	4,700
Accrued Compensation and Employee Benefits	52,362	55,315
Other Accrued Expenses	54,345	63,358
Current Maturities of Debt	5,243	5,332
Total Current Liabilities	319,087	311,920

Long-Term Debt	550,694	558,918
Deferred Income Taxes	70,210	75,055
Other Noncurrent Liabilities	40,140	27,041
Pension and Other Postretirement Benefits	21,044	20,742

Minority Interest in Consolidated Subsidiaries	11,602	10,542

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares
authorized in 2008 and 2007,
32,164,183 shares issued in 2008 and
32,105,824 issued in 2007	322	321
Additional Paid-In Capital	337,709	335,452
Less - Treasury Stock, at cost, 884,100 shares in 2008,	(19,419)	(15,228)
and 774,100 shares in 2007
Retained Earnings	562,384	535,304
Accumulated Other Comprehensive Income	13,935	2,180
Total Shareholders' Investment	894,931	858,029
Total Liabilities and Shareholders' Investment	$1,907,708	$1,862,247

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Three Months Ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,167	$26,813
Adjustments to reconcile net income to net cash provided
by operating activities;
Depreciation and amortization	14,152	9,883
Minority interest	598	851
Excess tax benefit from stock-based compensation	(452)	(3,310)
Loss (gain) on sale of assets, net	70	8
Stock-based compensation expense	882	865
Change in assets and liabilities, net	(12,551)	(24,703)
Net cash provided by operating activities	34,866	10,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,646)	(12,163)
Business acquisitions, net of cash acquired	374	(565)
Sale of property, plant and equipment	1,149	-
Net cash used in investing activities	(12,123)	(12,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowing	-	9,200
Payments of long-term debt	(113)	(225)
Net repayments under revolving credit facility	(8,200)	(200)
Net proceeds from commercial paper borrowings	-	125
Dividends paid to shareholders	(4,700)	(4,345)
Purchases of treasury stock	(4,191)	-
Proceeds from the exercise of stock options	1,364	747
Excess tax benefits from stock-based compensation	452	3,310
Net cash (used in) provided by financing activities	(15,388)	8,612

EFFECT OF EXCHANGE RATES ON CASH	602	275

Net increase in cash and cash equivalents	7,957	6,566
Cash and cash equivalents at beginning of period	42,574	36,520
Cash and cash equivalents at end of period	$50,531	$43,086

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 29, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of March 29, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2008.

2.   SHORT-TERM INVESTMENTS

Short-term marketable investments include investments with maturities of greater than three months and less than one year.  Such marketable investments were classified as available-for-sale and are reported at fair market value and classified within Prepaid Expenses and Other Current Assets.  Mark-to-market gains on such investments are not material.

3.   INVENTORIES

Cost for approximately 70% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	March 29, 2008	December 29, 2007
Raw Material	21%	21%
Work in Process	15%	14%
Finished Goods and Purchased Parts	64%	65%

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

The purchase price allocations for the Fasco, Jakel, Morrill and Alstom acquisitions are preliminary, pending the finalization of working capital adjustments and further analysis of contingencies.  The combined purchase price, net of cash acquired, was $334.8 million. The excess of the purchase price over the estimated fair values of the net assets acquired was assigned to goodwill.  Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

Return to Index

5.      COMPREHENSIVE INCOME

The Company's comprehensive income for the first quarter of 2008 and 2007 was as follows (in thousands):

	First Quarter Ending
	March 29, 2008	March 31, 2007
Net income as reported	$32,167	$26,813
Comprehensive income (loss) from:
Translation adjustments	1,323	802
Changes in fair value of hedging activities, net of tax	10,777	(944)
Hedging activities reclassified into
earnings from accumulated other
comprehensive income (“AOCI”), net of tax	(440)	942
Amortization of net prior service costs and actuarial losses	95	167
Comprehensive income	$43,922	$27,780

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the first quarter of 2008 and 2007 (in thousands):

	First Quarter Ending
	March 29, 2008	March 31, 2007
Beginning balance	$9,872	$6,300
Deduct: Payments	(1,736)	(1,614)
Add: Provision	1,839	759
Translation Adjustment	(24)	-
Ending balance	$9,951	$5,445

7.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment
	First Quarter Ending		First Quarter Ending
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net Sales	$55,114	$54,594	$481,229	$364,052
Income from Operations	8,066	6,881	49,546	40,450
% of Net Sales	14.6%	12.6%	10.3%	11.1%
Goodwill at end of period	$530	$530	$637,796	$545,657

A reclassification of $2.7 million in sales and $0.6 million of income from operations was made to 2007 first quarter results as previously reported to reflect the transfer of certain product sales and related operating income from an Electrical Segment unit to a Mechanical Segment unit due to a first quarter 2008 change in management and reporting of such product sales.

Return to Index
8.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As described above in Note 4 of Notes to Condensed Consolidated Financial Statements, during 2007 the Company acquired four separate businesses.  The purchase price allocations are preliminary, pending the finalization of working capital, valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the allocation period, not to exceed one year from the date of acquisition.  A preliminary allocation of $92.0 million was included in goodwill at March 29, 2008 related to the four 2007 acquisitions. During the quarter ended March 29, 2008, the Company completed the fair value analysis of certain property located at the Kolkata, India facility resulting in an increase of the value assigned to property, plant and equipment and a corresponding decrease to goodwill which is included in the table below.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):
	Electrical Segment	Mechanical Segment	Total
Balance as of December 29, 2007	$653,731	$530	$654,261
Acquisition Fair Value Adjustments	(15,962)	-	(15,962)
Translation Adjustments	27	-	27
Balance as of March 29, 2008	$637,796	$530	$638,326

Intangible Assets

Other intangible assets consisted of the following (in thousands):

		March 29, 2008
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,664	$2,827	$2,837
Trademarks	3 - 20	21,363	5,010	16,353
Patents	9 - 10.5	15,410	5,034	10,376
Engineering Drawings	10	1,200	397	803
Customer Relationships	10 - 14	83,020	11,836	71,184
Technology	6 - 10	26,160	1,844	24,316
Total		$152,817	$26,948	$125,869

		December 29, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 - 5	$5,588	$2,540	$3,048
Trademarks	3 - 20	18,887	4,752	14,135
Patents	9 - 10.5	15,410	4,648	10,762
Engineering Drawings	10	1,200	367	833
Customer Relationships	10 - 14	84,572	10,325	74,247
Technology	6 - 10	27,474	1,026	26,448
Total		$153,131	$23,658	$129,473

During the first quarter of 2008, the Company adjusted certain other intangible assets gross values to reflect purchase accounting fair value adjustments and currency translation adjustments.

Estimated Amortization (in millions)
2008	2009	2010	2011	2012
$16.1	$16.0	$15.3	$ 14.8	$14.7

Return to Index

Amortization expense recorded for the three months ended March 29, 2008 and March 31, 2007 was $3.3 million and $1.7 million, respectively. The Company performs an annual evaluation of goodwill and other intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

9.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of March 29, 2008 and December 29, 2007 was as follows (in thousands):

	March 29, 2008	December 29, 2007
Senior notes	$250,000	$250,000
Revolving credit facility	174,500	182,700
Convertible senior subordinated debt	115,000	115,000
Other	16,437	16,550
	555,937	564,250
Less: Current maturities	(5,243)	(5,332)
Non-current portion	$550,694	$558,918

During 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Company’s $500.0 million revolving credit facility (“Facility”) permits the Company to borrow at interest rates (3.1% at March 29, 2008) based upon a margin above LIBOR (0.45% at March 29, 2008), which margin varies with the ratio of total funded debt to EBITDA.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA as defined in the Facility.

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of March 29, 2008.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024.  Holders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion.  No notes have been converted into cash or shares of common stock as of March 29, 2008.

As of March 29, 2008, a foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The borrowings are short-term and bear interest at a margin over LIBOR.

Return to Index

10.  PENSION PLANS

The Company’s net periodic pension cost is comprised of the following components (in thousands):

	First Quarter Ending
	March 29, 2008	March 31, 2007
Service cost	$1,003	$1,207
Interest cost	1,478	1,267
Expected return on plan assets	(1,393)	(1,283)
Amortization of prior service cost	53	32
Amortization of net actuarial loss	126	239
Net periodic benefit expense	$1,267	$1,462

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year is $0.5 million and $0.2 million, respectively.

In the first quarter of 2008 and 2007, the Company contributed $0.3 million and $0.1 million, respectively, to defined benefit pension plans.  The Company expects to contribute an additional $0.8 million, for total contributions of $1.1 million in 2008. The Company contributed a total of $3.3 million in 2007.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

11.   SHAREHOLDERS’ INVESTMENT

The Company recognized approximately $0.9 million in share-based compensation expense during both the first quarter of 2008 and 2007.  The total income tax benefit recognized relating to share-based compensation for the three months ended March 29, 2008 and March 31, 2007 was approximately $0.5 million and $3.3 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of March 29, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $8.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.6 years.

The Company was authorized as of March 29, 2008 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.8 million shares were available for future grant or payment under the various plans at March 29, 2008.

During the quarter ended March 29, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in the comparable period of 2007.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options and stock appreciation rights (SAR’s).  All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.

There were no share-based awards granted in the first quarter of 2008. The fair value of awards is estimated on the date of the grant using the Black-Scholes pricing model.

Return to Index
A summary of share-based awards (options and SAR’s) as of March 29, 2008 is as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,423,525	$31.88	6.2	$9.6
Exercisable	858,425	$26.20	4.9	$8.5
Forfeited	2,250	$45.69

Restricted Stock

There were no restricted stock awards during the three-months ended March 29, 2008.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.

12.   INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of the beginning of fiscal 2007.   FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter basis must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition.  As a result of adopting FIN 48, the Company determined that approximately $0.6 million (including approximately $0.4 million in estimated interest payments) of tax benefits previously recognized were considered uncertain tax positions; as such these deductions may not be sustained upon examination by taxing authorities.  This adjustment was reflected as a reduction of retained earnings.

As of the December 29, 2007, the Company had approximately $6.8 million of unrecognized tax benefits, $3.2 million of which would affect its effective tax rate if recognized.  As of March 29, 2008, the Company had approximately $6.8 million of unrecognized tax benefits, $3.2 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Federal tax returns from 2004 through 2006 and various state tax returns from 2002 through 2006 remain subject to income tax examinations by tax authorities.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

13.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	First Quarter Ending
	March 29, 2008	March 31, 2007
Denominator for basic EPS - weighted average shares	31,317	30,814
Effect of dilutive securities	1,800	2,734
Denominator for diluted EPS	33,117	33,548

b
The “Effect of Dilutive Securities” represents the dilution impact of equity awards and the convertible senior subordinated debt (see Note 9).  The dilutive effect of the convertible senior subordinated debt was 1,409,274 at March 29, 2008 and 2,064,022 at March 31, 2007.

Options for common shares where the exercise price was above the market price at March 29, 2008, totaling approximately 383,500 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were 106,000 anti-dilutive option shares outstanding at March 31, 2007.

Return to Index

14.  CONTINGENCIES

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of March 29, 2008 amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

15.  DERIVATIVE INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $17.8 million are recorded in other current assets at March 29, 2008.  Derivative commodity liabilities of $6.1 million are recorded in other current liabilities at December 29, 2007.  The unrealized gain (loss) on the effective portion of the contracts of $11.7 million net of tax and ($3.8) million net of tax, as of March 29, 2008 and December 29, 2007, respectively, was recorded in Accumulated Other Comprehensive Income (“AOCI”).

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of March 29, 2008, derivative currency assets of $4.7 million and $2.7 million are recorded in other current assets and other non-current assets, respectively.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million are recorded in other current assets and other non-current liabilities, respectively.  The value of the effective portion of the contracts of $4.6 million net of tax and $2.1 million net of tax, as of March 29, 2008 and December 29, 2007, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of March 29, 2008, an interest rate swap liability of $26.8 million was included in other non-current liabilities.  The unrealized loss on the effective portion of the contracts of ($16.6) million net of tax as of March 29, 2008 was recorded in AOCI.  As of December 29, 2007, an interest rate swap liability of $14.4 million was included in other non-current liabilities.  The unrealized loss on the effective portion of the contracts of ($8.9) million net of tax as of December 29, 2007 was recorded in AOCI.

The net AOCI balance of ($0.3) million loss at March 29, 2008 is comprised of $14.5 million of net current deferred gains expected to be realized in the next year, and ($14.8) million of net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

16.  FAIR VALUE

The implementation of SFAS No. 157 “Fair Value Measurements” for financial assets and financial liabilities, December 30, 2007, the first day of the  2008 fiscal year, did not have a material impact on our consolidated financial position and results of operations.  The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial  liabilities on its consolidated financial position and results of operations.

Return to Index

SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 classifies the inputs and used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy.  The following table sets for the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 29, 2008 (in millions):

Assets:
Derivative currency contracts	$7.4
Derivative commodity contracts	17.8
Liabilities:
Interest rate swap	$26.8

17.  SUBSEQUENT EVENTS

On April 25, 2008 the Company acquired Joyce Court Holdings Ltd. and Grand Delight Investments Ltd., sole shareholders of Wuxi Hwada Motor Co. and Wuxi New Hwada Motor Co. (collectively “Hwada”) located in Wuxi, China.  Hwada is a leading designer and manufacturer of Integral IEC and NEMA electric motors, which are used in various industrial applications such as compressor, pump, paper and steel processing and power plants.  Approximately 50% of Hwada’s product sales are in the China industrial markets.  The business will be reported as part of the Company’s Electrical Segment.  The purchase price was paid in cash ($27.6 million) plus the assumption of approximately $8.0 million in net liabilities.  Additionally, under the terms of the transaction, the Company will pay to the seller up to $8.5 million received by the Company in the future upon the sale of certain real property rights owned by Hwada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

Net sales increased 28.1% to $536.3 million from $418.7 million in the first quarter of 2007.  First quarter 2008 sales included $111.9 million of sales related to the four acquired businesses described in Note 4 of Notes to the Condensed Consolidated Financial Statements.

Net income increased 20.1% to $32.2 million in the first quarter of 2008 as compared to $26.8 million in the comparable period last year.  Diluted earnings per share increased 21.3% to $0.97 in the first quarter of 2008 as compared to $0.80 for the comparable period of 2007.

Return to Index

RESULTS OF OPERATIONS

First Quarter 2008 versus First Quarter 2007

Sales for the quarter were $536.3 million, a 28.1% increase over the $418.7 million reported for the first quarter of 2007.  First quarter 2008 sales included $111.9 million of sales related to the four 2007 acquired businesses described in Note 4 of Notes to the Condensed Consolidated Financial Statements.

In the Electrical segment, sales increased 32.2%, including the impact of the 2007 acquisitions.  Exclusive of the recently acquired businesses, global generator sales increased 17.5% and industrial motors sales increased 6.8%, offsetting a 3.3% decline in residential HVAC motor sales and a 16.9% decline in commercial motor products used in residential applications.  Sales in the Mechanical segment increased 1.0% from the prior year period.  From a geographic perspective, China-based sales increased 33.1% as compared to the first quarter of 2007.  In total, sales to regions outside of the United States were 25.6% of total sales in comparison to 19.2% for the first quarter of 2007.

The gross profit margin for the first quarter of 2008 was 22.8% as compared to the 23.2% reported for the first quarter of 2007.  Raw material and other inflation, net of the impact of product price increases for the legacy businesses was $7.7 million. This difference was largely offset by the impact of productivity improvements and Lean Six Sigma projects.

Operating expenses were $64.5 million (12.0% of sales) in the first quarter of 2008 versus $49.9 million (11.9% of sales) in first quarter of 2007.  Income from operations was $57.6 million versus $47.3 million in the first quarter of 2007.  As a percent of sales, income from operations was 10.7% in the first quarter of 2008 versus 11.3% for the first quarter of 2007.  This decrease reflected increased raw material costs partially offset by contributions from new products, pricing actions, and  productivity.

Net interest expense was $6.8 million versus $5.0 million in the first quarter of 2007.  The increase reflected higher levels of average debt outstanding driven by the acquisitions completed in the second half of 2007.

The tax rate for the quarter was 35.5% versus 34.7% in the prior year period.   The increase in the effective tax rate results from the global distribution of income, increases in certain statutory tax rates in Mexico and China, and the impact of the expiration of the United States Research and Engineering tax credit which has not been extended to 2008.

Net income for the first quarter of 2008 was $32.2 million, an increase of 20.0% versus the $26.8 million reported in same period of 2007.  Fully diluted earnings per share was $0.97 as compared to $0.80 per share reported in the first quarter of 2007.  The average number of diluted shares was 33,117,034 during the first quarter of 2008 as compared to 33,547,519 during the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $450.4 million at March 29, 2008, an 8.1% increase from $416.6 million at year-end 2007.  The $33.8 million increase was primarily driven by a $47.8 million increase in net receivables partially offset by a $10.9 decrease in inventory.  The ratio of our current assets to our current liabilities (“current ratio”) was 2.4:1 at March 29, 2008 and 2.3:1 at December 29, 2007.

Net cash provided by operating activities was $34.9 million for the three months ended March 29, 2008 as compared to $10.4 million in the comparable period of 2007.  Net cash used in investing activities was $12.1 million in the first three months of 2008 as compared to the $12.7 million used in the comparable period of the prior year. Additions to property, plant and equipment were $13.6 million in the first three months of 2008, which was $1.5 million more than the comparable period of 2007.  Our cash used in financing activities was $15.4 million for the first three months of 2008 versus $8.6 million provided in the comparable period of 2007.  During the quarter ended March 29, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in the equivalent period of 2007.

Our outstanding long-term debt decreased from $558.9 million at December 29, 2007 to $550.7 million at March 29, 2008. Of our total long-term debt, $174.5 million was outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

Return to Index

During 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of March 29, 2008.

In addition to the Facility and the Notes, at March 29, 2008, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, and $16.4 million of other debt.  At March 29, 2008, our borrowing availability under the Facility was $319.8 million based on the Facility’s credit limit.

As of March 29, 2008, a foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The borrowings are short-term and bear interest at a margin over LIBOR.

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

Return to Index

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

New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  We are evaluating the new standard to determine its effect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (SFAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The implementation of this standard did not have an impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February, 2008 the FASB issued FSP FAS 157-2, which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The Company is eligible for the delay as it has not previously adopted SFAS 157.  The Company has chosen to partially adopt SFAS 157 (see Note 16 to Condensed Consolidated Financial Statements).

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At March 29, 2008, net of interest rate swaps, we had $373.6 million of fixed rate debt and $182.3 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Details regarding the instruments, as of March 29, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($15.1) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($11.7) million

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 29, 2008, would result in a change in after-tax annualized earnings of approximately $0.3 million.

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

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $17.8 million are recorded in other current assets at March 29, 2008.  Derivative commodity liabilities of $6.1 million are recorded in other current liabilities at December 29, 2007.  The unrealized gain (loss) on the effective portion of the contracts of $11.7 million net of tax and ($3.8) million net of tax, as of March 29, 2008 and December 29, 2007, was recorded in AOCI.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of March 29, 2008, derivative currency assets of $4.7 million and $2.7 million are recorded in other current assets and other non-current assets, respectively.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million (notional value of $213.3 million) are recorded in other current assets and other non-current liabilities, respectively.  The value of the effective portion of the contracts of $4.6 million net of tax and $2.1 million net of tax, as of March 29, 2008 and December 29, 2007, was recorded in AOCI.

Return to Index

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of March 29, 2008 and December 29, 2007, an interest rate swap liability of $26.8 million and $14.4 million was included in other non-current liabilities, respectively.  The unrealized loss on the effective portion of the contracts of ($16.6) million net of tax as of March 29, 2008 was recorded in AOCI.

The net AOCI balance of ($0.3) million loss at March 29, 2008 is comprised of $14.5 million of net current deferred gains expected to be realized in the next year, and ($14.8) million of net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective  to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1.   LEGAL PROCEEDINGS

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of March 29, 2008, amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these other lawsuits will have no material effect on the Company’s financial position or its results of operations.

ITEM 1A.   RISK FACTORS

The business and financial results of the Company are subject to numerous risks and uncertainties.  The risks and uncertainties have not changed materially from those reported in the 2007 Annual Report on Form 10-K.

Return to Index

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 29, 2008.

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
December 30, 2007 to January 31, 2008	1,447	$34.72	-	1,225,900

February 1, 2008 to February 29, 2008	95,000	$38.31	95,000	2,130,900	(A)

March 1, 2008 to March 29, 2008	15,000	$36.72	15,000	2,115,900

Total	111,447		110,000
______________
(A)  On February 2, 2008, the Company’s Board of Director’s expanded the existing share buyback authorization by an additional one million shares.

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the first quarter of 2008, there were 1,447 shares acquired in connection with equity incentive plans.

During the quarter ended March 29, 2008, the Company repurchased a total of 110,000 shares of its common stock pursuant to existing share repurchase authorizations.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION
(Registrant)

/s/  David A. Barta
David A. Barta
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:  May 8, 2008

Return to Index

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350