Form 10-Q
period 2008-07-31
REGAL BELOIT CORP
filed 2008-08-01
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 28, 2008 or
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
YES ☐  NO ☒

32,213,759  Shares, Common Stock, $.01 Par Value (as of July 28, 2008)

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

Index

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net Sales	$606,316	$459,795	$1,142,659	$878,441

Cost of Sales	475,139	355,919	889,383	677,338

Gross Profit	131,177	103,876	253,276	201,103

Operating Expenses	63,683	43,821	128,170	93,717

Income From Operations	67,494	60,055	125,106	107,386

Interest Expense	7,127	4,425	14,346	9,491

Interest Income	531	241	915	330

Income Before Taxes & Minority Interest	60,898	55,871	111,675	98,225

Provision For Income Taxes	21,553	18,973	39,565	33,663

Income Before Minority Interest	39,345	36,898	72,110	64,562

Minority Interest in Income, Net of Tax	1,269	645	1,867	1,496

Net Income	$38,076	$36,253	$70,243	$63,066

Earnings Per Share of Common Stock:

Basic	$1.21	$1.15	$2.24	$2.02

Assuming Dilution	$1.14	$1.06	$2.11	$1.86

Cash Dividends Declared	$0.16	$0.15	$0.31	$0.29

Weighted Average Number of Shares Outstanding:

Basic	31,305,715	31,546,970	31,311,296	31,180,641
Assuming Dilution	33,525,725	34,177,529	33,321,379	33,862,524

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands of Dollars, Except Share Data)

		(From Audited
	(Unaudited)	Statements)
ASSETS	June 28, 2008	December 29, 2007
Current Assets:
Cash and Cash Equivalents	$87,710	$42,574
Receivables, less Allowances for Doubtful Accounts of
$10,626 in 2008 and $10,734 in 2007	394,308	297,569
Inventories	308,462	318,200
Prepaid Expenses and Other Current Assets	50,346	35,626
Deferred Income Tax Benefits	25,360	34,522
Total Current Assets	866,186	728,491

Property, Plant and Equipment:
Land and Improvements	42,349	31,766
Buildings and Improvements	128,216	117,707
Machinery and Equipment	468,859	435,792
Property, Plant and Equipment, at Cost	639,424	585,265
Less - Accumulated Depreciation	(263,279)	(245,922)
Net Property, Plant and Equipment	376,145	339,343

Goodwill	637,451	654,261
Intangible Assets, Net of Amortization	124,716	129,473
Other Noncurrent Assets	13,819	10,679
Total Assets	$2,018,317	$1,862,247

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	242,339	183,215
Dividends Payable	5,012	4,700
Accrued Compensation and Employee Benefits	57,606	55,315
Other Accrued Expenses	62,521	63,358
Current Maturities of Debt	27,062	5,332
Total Current Liabilities	394,540	311,920

Long-Term Debt	541,131	558,918
Deferred Income Taxes	80,643	75,055
Other Noncurrent Liabilities	41,474	27,041
Pension and Other Postretirement Benefits	22,420	20,742

Minority Interest in Consolidated Subsidiaries	13,151	10,542

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares
authorized in 2008 and 2007,
32,210,259 shares issued in 2008 and
32,105,824 issued in 2007	322	321
Additional Paid-In Capital	339,299	335,452
Less - Treasury Stock, at cost, 884,100 shares in 2008,	(19,419)	(15,228)
and 774,100 shares in 2007
Retained Earnings	595,559	535,304
Accumulated Other Comprehensive Income	9,197	2,180
Total Shareholders' Investment	924,958	858,029
Total Liabilities and Shareholders' Investment	$2,018,317	$1,862,247

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Six Months Ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,243	$63,066
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	30,211	20,367
Minority interest	1,867	1,496
Excess tax benefit from stock-based compensation	(1,333)	(6,590)
Loss on sale of assets, net	70	51
Stock-based compensation expense	1,961	1,871
Change in assets and liabilities, net	13,266	19,849
Net cash provided by operating activities	116,285	100,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,134)	(17,863)
Business acquisitions, net of cash acquired	(15,805)	(2,425)
Sale of property, plant and equipment	1,149	-
Net cash used in investing activities	(42,790)	(20,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from short-term borrowing	(92)	8,200
Payments of long-term debt	(233)	(278)
Net repayments under revolving credit facility	(182,700)	(31,600)
Net repayments of commercial paper borrowings	-	(39,350)
Net proceeds from long-term borrowings	165,000	-
Dividends paid to shareholders	(9,392)	(8,709)
Purchases of treasury stock	(4,191)	-
Proceeds from the exercise of stock options	1,739	1,403
Excess tax benefits from stock-based compensation	1,333	6,590
Distributions to minority partners	-	(106)
Financing feeds paid	(418)	(551)
Net cash used in financing activities	(28,954)	(64,401)

EFFECT OF EXCHANGE RATES ON CASH	595	1,195

Net increase in cash and cash equivalents	45,136	16,616
Cash and cash equivalents at beginning of period	42,574	36,520
Cash and cash equivalents at end of period	$87,710	$53,136

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2008
(Unaudited)
1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 29, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 28, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2008.

2.   INVENTORIES

Cost for approximately 65% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	June 28, 2008	December 29, 2007
Raw Material	21%	21%
Work in Process	16%	14%
Finished Goods and Purchased Parts	63%	65%

3.      ACQUISITIONS

2008 Acquisitions

On April 25, 2008 the Company acquired Joyce Court Holdings Ltd. and Grand Delight Investments Ltd., sole shareholders of Wuxi Hwada Motor Co. and Wuxi New Hwada Motor Co. (collectively “Hwada”) located in Wuxi, China.  Hwada is a leading designer and manufacturer of Integral IEC and NEMA electric motors, which are used in various industrial applications such as compressor, pump, paper and steel processing and power plants.  Approximately 50% of Hwada’s product sales are in the China industrial markets.  The business is reported as part of the Company’s Electrical Segment.  The purchase price was paid in cash ($27.6 million) plus the assumption of approximately $7.5 million in net liabilities.  The purchase price allocations for Hwada are preliminary, pending the finalization of working capital adjustments and purchase price adjustments.  Additionally, under the terms of the transaction, the Company will pay to the seller up to $8.5 million received in the future upon the sale of certain real property rights owned by Hwada.

2007 Acquisitions

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

Index

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

4.      COMPREHENSIVE INCOME

The Company's comprehensive income for the three months and six months ended June 28, 2008 and June 30, 2007, respectively were as follows (in thousands):

	Three Months Ending		Six Months Ending
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income as reported	$38,076	$36,253	$70,243	$63,066
Comprehensive income (loss) from:
Translation adjustments	(2,951)	6,010	(1,628)	6,812
Changes in fair value of hedging activities, net of tax	3,080	(2,546)	13,857	(3,490)
Hedging activities reclassified into
earnings from accumulated other
comprehensive income (“AOCI”), net of tax	(4,668)	3,159	(5,108)	4,101
Amortization of net prior service costs and actuarial losses	(199)	189	(104)	356
Comprehensive income	$33,338	$43,065	$77,260	$70,845

5.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three months and six months ended June 28, 2008 and June 30, 2007, respectively (in thousands):

	Three Months Ending		Six Months Ending
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Beginning balance	$9,951	$5,445	$9,872	$6,300
Deduct: Payments	(1,662)	(1,840)	(3,398)	(3,454)
Add: Provision	1,935	2,423	3,774	3,182
Translation Adjustments	(3)	-	(27)	-
Ending balance	$10,221	$6,028	$10,221	$6,028

Index

6.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment				Electrical Segment
	Three Months Ending		Six Months Ending		Three Months Ending		Six Months Ending
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Sales	$57,420	$57,064	$112,534	$111,658	$548,896	$402,731	$1,030,125	$766,783
Income from Operations	7,980	9,793	16,046	16,674	59,514	50,262	109,060	90,712
% of Net Sales	13.9%	17.2%	14.3%	14.9%	10.8%	12.5%	10.6%	11.8%
Goodwill at end of period	$530	$530	$530	$530	$636,921	$545,721	$636,921	$545,721

A reclassification of $2.9 million and $5.7 million in sales and $.8 million and $1.4 million of income from operations was made to  results for the three and six months ended June 30, 2007, as previously reported, to reflect the transfer of certain product sales and related operating income from an Electrical Segment unit to a Mechanical Segment unit due to a first quarter 2008 change in management and reporting of such product sales.

7.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As described above in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company acquired one business in 2008 and four separate businesses in 2007.  The purchase price allocations are preliminary, pending the finalization of working capital, valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the allocation period, not to exceed one year from the date of acquisition.

A preliminary allocation of $87.9 million was included in goodwill at June 28, 2008 related to the four 2007 acquisitions. During the six months ended June 28, 2008, the Company completed the fair value analysis of certain property located at the Kolkata, India facility resulting in an increase of the value assigned to property, plant and equipment and a corresponding decrease to goodwill which is included in the table below.

The 2008 acquisition of Hwada resulted in an additional preliminary goodwill allocation of $3.2 million in the six months ended June 28, 2008.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 29, 2007	$653,731	$530	$654,261
Net Acquisitions and Fair Value Adjustments	(16,386)	-	(16,386)
Translation Adjustments	(424)	-	(424)
Balance as of June 28, 2008	$636,921	$530	$637,451

Index

Intangible Assets

Other intangible assets consisted of the following (in thousands):

		June 28, 2008
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,759	$3,173	$2,586
Trademarks	3 - 20	20,204	5,407	14,797
Patents	9 - 10.5	15,410	5,419	9,991
Engineering Drawings	10	1,200	427	773
Customer Relationships	10 - 14	87,920	14,374	73,546
Technology	6 - 10	26,022	2,999	23,023
Total		$156,515	$31,799	$124,716

		December 29, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 - 5	$5,588	$2,540	$3,048
Trademarks	3 - 20	18,887	4,752	14,135
Patents	9 - 10.5	15,410	4,648	10,762
Engineering Drawings	10	1,200	367	833
Customer Relationships	10 - 14	84,572	10,325	74,247
Technology	6 - 10	27,474	1,026	26,448
Total		$153,131	$23,658	$129,473

During 2008, the Company adjusted certain other intangible assets gross values to reflect purchase accounting fair value adjustments and currency translation adjustments.

Estimated Amortization (in millions)
2008	2009	2010	2011	2012
$14.7	$15.0	$14.3	$ 13.6	$13.6

Amortization expense recorded for the six months ended June 28, 2008 and June 30, 2007 was $7.8 million and $3.5 million, respectively.  The Company performs an annual evaluation of goodwill and other intangible assets in the fourth quarter of each fiscal year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

8.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of June 28, 2008 and December 29, 2007 was as follows (in thousands):

	June 28, 2008	December 29, 2007
Senior notes	$250,000	$250,000
Term loan	165,000	-
Revolving credit facility	-	182,700
Convertible senior subordinated debt	115,000	115,000
Other	38,193	16,550
	568,193	564,250
Less: Current maturities	(27,062)	(5,332)
Non-current portion	$541,131	$558,918

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

Index

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At June 28, 2008, the interest rate of 3.8% was based on a margin over LIBOR. The proceeds from the Term Loan were used to payoff the balance on the Company’s revolving credit facility.

The Company’s $500.0 million revolving credit facility (“Facility”) permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA.  These interest rates also vary as LIBOR varies.  The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total debt to EBITDA as defined in the Facility.

The Notes, the Term Loan and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of  June 28, 2008.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024.  Holders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion.  No notes have been converted into cash or shares of common stock as of  June 28, 2008.

As part of the 2008 acquisition of Hwada (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Company assumed $21.6 million of short term notes payable to banks.  At June 28, 2008, the balance of these notes payable was approximately $21.8 million.  The weighted average interest rate was 7.3% at June 28, 2008.

As of June 28, 2008, a foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The borrowings are short-term and bear interest at a margin over LIBOR.

9.  PENSION PLANS

The Company’s net periodic pension cost is comprised of the following components (in thousands):

	Three Months Ending		Six Months Ending
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$1,003	$1,215	$2,006	$2,422
Interest cost	1,478	1,267	2,956	2,534
Expected return on plan assets	(1,393)	(1,282)	(2,786)	(2,565)
Amortization of prior service cost	53	31	106	63
Amortization of net actuarial loss	126	238	252	477
Net periodic benefit expense	$1,267	$1,469	$2,534	$2,931

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year is $0.5 million and $0.2 million, respectively.

In the second quarter of 2008 and 2007, the Company contributed $0.3 million and $0.1 million, respectively, to defined benefit pension plans.  Contributions to defined benefit plans for the six months ended June 28, 2008 and June 30, 2007 were $0.6 million and $0.2 million, respectively.  The Company expects to contribute an additional $0.5 million, for total contributions of $1.1 million in 2008. The Company contributed a total of $3.3 million in 2007.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

Index

10.   SHAREHOLDERS’ INVESTMENT

The Company recognized approximately $1.1 million and $1.0 million in share-based compensation expense for the three month period ending June 28, 2008 and June 30, 2007, respectively.  Share-based compensation expense for the six months ended June 28, 2008 and June 30, 2007 was $2.0 million and $1.9 million, respectively.  The total income tax benefit recognized relating to share-based compensation for the six months ended June 28, 2008 and June 30, 2007 was approximately $1.3 million and $6.6 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of June 28, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $13.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.9 years.

The Company was authorized as of June 28, 2008 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.4 million shares were available for future grant or payment under the various plans at June 28, 2008.

During the six months ended June 28, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in the comparable period of 2007.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options and stock appreciation rights (SAR’s).  All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.

The majority of the Company’s annual option and SAR incentive awards are made in the fiscal second quarter. The per share weighted average fair value of share-based incentive awards granted in the May, 2008 annual grant was $14.68.  The fair value of the awards is estimated on the date of the grant using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 3.7%, expected dividend yield of 1.4%, expected volatility of 32.0% and an estimated life of 7 years.

A summary of share-based awards (options and SAR’s) as of June 28, 2008 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,712,075	$32.35	6.7	$18.5
Exercisable	789,008	$27.00	5.3	$12.3

Restricted Stock

The Company also granted a total of 31,050 restricted stock awards to certain employees during the six months ended June 28, 2008.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.

Index

11.   INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of the beginning of fiscal 2007.   FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter basis must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition.  As a result of adopting FIN 48, the Company determined that approximately $0.6 million (including approximately $0.4 million in estimated interest payments) of tax benefits previously recognized were considered uncertain tax positions; as such these deductions may not be sustained upon examination by taxing authorities.  This adjustment was reflected as a reduction of retained earnings.

As of June 28, 2008 and December 29, 2007, the Company had approximately $6.8 million of unrecognized tax benefits, $3.2 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

12.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	Three Months Ending		Six Months Ending
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Denominator for basic EPS - weighted average	31,306	31,547	31,311	31,181
Effect of dilutive securities	2,220	2,631	2,010	2,682
Denominator for diluted EPS	33,526	34,178	33,321	33,863

The “Effect of dilutive securities” represents the dilution impact of equity awards and the convertible senior subordinated debt (see Note 8).  The dilutive effect of the convertible senior subordinated debt was approximately 1.8 million shares and 1.6 million shares for the three and six months ended June 28, 2008, respectively, and 2.0 million shares for both the three and six months ended June 30, 2007.

Options for common shares where the exercise price was above the market price at June 28, 2008, totaling approximately 368,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were approximately 133,000 anti-dilutive option shares outstanding at June 30, 2007.

13.  CONTINGENCIES

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of June 28, 2008 amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

Index

14.  DERIVATIVE INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $13.3 million are recorded in other current assets at June 28, 2008.  Derivative commodity liabilities of $6.1 million are recorded in other current liabilities at December 29, 2007.  The unrealized gain (loss) on the effective portion of the contracts of $8.3 million net of tax and ($3.8) million net of tax, as of June 28, 2008 and December 29, 2007, respectively, was recorded in Accumulated Other Comprehensive Income (“AOCI”).

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of June 28, 2008, derivative currency assets of $3.0 million and $2.8 million are recorded in other current assets and other non-current assets, respectively.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million are recorded in other current assets and other non-current liabilities, respectively.  The value of the effective portion of the contracts of $3.7 million net of tax and $2.1 million net of tax, as of June 28, 2008 and December 29, 2007, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of June 28, 2008, an interest rate swap liability of $15.3 million was included in other non-current liabilities.  The unrealized loss on the effective portion of the contracts of ($9.5) million net of tax as of June 28, 2008 was recorded in AOCI.  As of December 29, 2007, an interest rate swap liability of $14.4 million was included in other non-current liabilities.  The unrealized loss on the effective portion of the contracts of ($8.9) million net of tax as of December 29, 2007 was recorded in AOCI.

The net AOCI balance of $2.5 million gain at June 28, 2008 is comprised of $10.2 million of net current deferred gains expected to be realized in the next year, and $7.7 million of net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

15.  FAIR VALUE

The implementation of SFAS No. 157 “Fair Value Measurements” for financial assets and financial liabilities, on December 30, 2007, the first day of the  2008 fiscal year, did not have a material impact on our consolidated financial position and results of operations.  The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial  liabilities on its consolidated financial position and results of operations.

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

Index

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy.  The following table sets for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 28, 2008 (in millions):

Assets:
Prepaid Expenses and Other Current Assets
Derivative currency contracts	$3.0
Derivative commodity contracts	13.3
Other Noncurrent Assets
Derivative currency contracts	2.8
Liabilities:
Other Noncurrent Liabilities
Interest rate swap	$15.3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

Net sales increased 31.9% to $606.3 million from $459.8 million in the comparable period of 2007.  Sales for the three months ended June 28, 2008 included $108.5 million of sales related to the four 2007 acquired businesses described in Note 3 of Notes to the Condensed Consolidated Financial Statements.  An additional $23.3 million of the 2008 sales are attributable to the Hwada acquisition completed on April 25, 2008.

Net income increased 5.0% to $38.1 million for the three months ended June 28, 2008 as compared to $36.3 million in the comparable period last year.  Diluted earnings per share increased 7.5% to $1.14 for the three months ended June 28, 2008 as compared to $1.06 for the comparable period of 2007.

RESULTS OF OPERATIONS

Three Months Ended June 28, 2008 versus Three Months Ended June 30, 2007

Sales for the three months ended June 28, 2008 were $606.3 million, a 31.9% increase over the $459.8 million reported for the three months ended for June 30, 2007.  Second quarter 2008 sales included $108.5 million of sales related to the four 2007 acquired businesses described in Note 3 of Notes to the Condensed Consolidated Financial Statements.  An additional $23.3 million of the second quarter 2008 sales are attributable to the Hwada acquisition completed on April 25, 2008.

In the Electrical segment, sales increased 36.3%, including the impact of the acquisitions noted above.  Exclusive of the  acquired businesses, global generator sales increased 40.2% and commercial and industrial motors sales in North America  increased 4.6%, offsetting a 3.6% decline in residential HVAC motor sales.  Sales in the Mechanical segment increased 0.6% from the prior year period.  From a geographic perspective, Asia-based sales increased 59.3% as compared to the comparable period of 2007.  In total, sales to regions outside of the United States were 27.0% of total sales for the three months ended June 28, 2008 in comparison to 22.8% for the comparable period of 2007.

The gross profit margin for the three months ended June 28, 2008 was 21.6% as compared to the 22.6% reported for the comparable period of 2007.  Lower gross profit margins of 17.7% from the acquired businesses, and material costs had a significant impact on the three months ended June 28, 2008, partially offset by the contribution from new products, productivity efforts, pricing actions, and product mix.  The raw material costs increases resulted primarily from increases in the cost of copper and steel.

Operating expenses were $63.7 million (10.5% of sales) in the three months ended June 28, 2008 versus $43.8 million (9.5% of sales) in 2007.  Income from operations was $67.5 million versus $60.1 million in the comparable period of 2007.  As a percent of sales, income from operations was 11.1% for the three months ended June 28, 2008 versus 13.1% in the comparable period of 2007.  This decrease reflected lower operating profit margins from the acquired businesses, and increased raw material costs partially offset by contributions from new products, pricing actions, and  productivity.

Index

Net interest expense was $6.6 million versus $4.2 million in the comparable period of 2007.  The increase reflected higher levels of average debt outstanding driven by the acquisitions completed in the second half of 2007.

The tax rate for the three months ended June 28, 2008 was 35.4% versus 34.0% in the prior year period.   The increase in the effective tax rate results from the global distribution of income, increases in certain statutory tax rates in Mexico and China, and the impact of the expiration of the United States Research and Engineering tax credit which has not been extended to 2008.

Net income for the three months ended June 28, 2008 was $38.1 million, an increase of 5.0% versus the $36.3 million reported in comparable period of 2007.  Fully diluted earnings per share was $1.14 as compared to $1.06 per share reported in the second quarter of 2007.  The average number of diluted shares was 33,525,725 during the three months ended June 28, 2008 as compared to 34,177,529 during the comparable period last year.

Six Months Ended June 28, 2008 versus Six Months Ended June 30, 2007

Sales for the six months ended June 28, 2008 were $1,142.7 million, which is a 30.1% increase over the $878.4 million reported for the comparable period of 2007.  Sales for the six months ended June 28, 2008 included $220.4 million of sales related to the four 2007 acquired businesses described in Note 3 of Notes to the Consolidated Financial Statements.  An additional $23.3 million of sales in the six months ended June 28, 2008 relate to the Hwada business acquired on April 25, 2008.

In the Electrical segment, sales increased 34.3%, including the impact of the acquisitions noted above.  Exclusive of the  acquired businesses, global generator sales increased 28.9% and commercial and industrial motors sales in North America increased 3.1%, offsetting a 3.4% decline in residential HVAC motor sales.  Sales in the Mechanical segment increased 0.8% from the prior year period.  From a geographic perspective, Asia-based sales increased 80.5% as compared to the comparable period of 2007.  In total, sales to regions outside of the United States were 26.4% of total sales in comparison to 21.1% for the comparable period of 2007.

Gross margin for the six months ended June 30, 2008 was 22.2% which is 0.7 percentage points lower than the comparable period of 2007.  Lower operating margins from the acquired businesses, and material costs had a significant impact on the first six months of 2008, partially offset by the contribution from new products, productivity efforts, pricing actions and positive product mix across our entire business.  The raw material cost increases resulted primarily from increases in the costs of copper and steel.

Operating expenses for the six months ended June 28, 2008 were $128.2 million (11.2% of sales) versus $93.7 million (10.7% of sales) in the comparable period of 2007.  Income from operations was $125.1 million versus $107.4 million in the comparable period of 2007, an increase of 16.5%.  As a percent of sales, income from operations was 10.9% versus 12.2% in the comparable period of 2007.

Net interest expense was $13.4 million versus $9.2 million in the comparable period of 2007.  This increase was driven by the higher levels of debt outstanding, driven by the acquisitions completed during the second half of 2007.

The tax rate for the six months ended June 28, 2008 was 35.4% versus 34.3% in the prior year comparable period. The increase in the effective rate results primarily from the global distribution of income, increases in certain statutory tax rates in Mexico and China, and the impact of the expiration of the United States Research and Engineering tax credit which has not been extended to 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $471.6 million at June 28, 2008, a 13.3% increase from $416.6 million at year-end 2007.  The $55.0 million increase was primarily driven by a $96.7 million increase in net receivables partially offset by a $59.1 million increase in accounts payable and $9.7 million decrease in inventory.  The ratio of our current assets to our current liabilities (“current ratio”) was 2.2:1 at June 28, 2008 and 2.3:1 at December 29, 2007.

Net cash provided by operating activities was $116.3 million for the six months ended June 28, 2008 as compared to $100.1 million in the comparable period of 2007.  The improvement is a result of the increase in net income and increases depreciation and amortization. Net cash used in investing activities was $42.8 million in the first six months of 2008 as compared to the $20.3 million used in the comparable period of the prior year. Additions to property, plant and equipment were $28.1 million in the first six months of 2008, which was $10.3 million more than the comparable period of 2007.  The change in capital spending results from increased investments in productivity and new product development projects. Our cash used in financing activities was $29.0 million for the first six months of 2008 versus $64.4 million used in the comparable period of 2007.  During the six months ended June 28, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in the equivalent period of 2007.

Index

Our outstanding long-term debt decreased from $558.9 million at December 29, 2007 to $541.1 million at June 28, 2008. There were no borrowings outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At June 28, 2008, the interest rate was based on a margin over LIBOR.

At June 28, 2008, there was $250.0 million of senior notes (the “Notes”) outstanding. The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The note Purchase Agreement (the “Agreement”) permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of June 28, 2008.

In addition to the Facility, the Term Loan and the Notes, at June 28, 2008, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest  rate of 2.75%, and $38.2 million of other debt.

As part of the 2008 acquisition of Hwada (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Company assumed $21.6 of short term notes payable to banks.  At June 28, 2008, the balance of these notes payable was approximately $21.8 million.  The weighted average interest rate was 7.3% at June 28, 2008.

As of June 28, 2008, a foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expires in December 2008.  The borrowings are short-term and bear interest at a margin over LIBOR.

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

Index

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

New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which requires that convertible debt securities, that upon conversion may be settled by the issuer fully or partially in cash, be split into a debt and equity component.  APB 14-1 is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company will adopt APB 14-1 upon its effective date, which will have a material impact on the reported values of debt, equity and earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations”, which is applicable to us beginning in 2010.  We are evaluating FSP 142-3 to determine the effect on our financial statements and related disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  We are evaluating the new standard to determine its effect on our financial statements and related disclosures.

Index

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB also issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The implementation of this standard did not have an impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February, 2008 the FASB issued FSP FAS 157-2, which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The Company is eligible for the delay as it has not previously adopted SFAS 157.  The Company has chosen to partially adopt SFAS 157 (see Note 15 to Condensed Consolidated Financial Statements).

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At June 28, 2008, net of interest rate swaps, we had $395.4 million of fixed rate debt and $172.8 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Details regarding the instruments, as of June 28, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($8.3) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($7.0) million

Index

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 28, 2008, would result in a change in after-tax annualized earnings of approximately $0.4 million.

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

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $13.3 million are recorded in other current assets at June 28, 2008.  Derivative commodity liabilities of $6.1 million are recorded in other current liabilities at December 29, 2007.  The unrealized gain (loss) on the effective portion of the contracts of $8.3 million net of tax and ($3.8) million net of tax, as of June 28, 2008 and December 29, 2007, was recorded in AOCI.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of June 28, 2008, derivative currency assets of $3.0 million and $2.8 million are recorded in other current assets and other non-current assets, respectively.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million (notional value of $213.3 million) are recorded in other current assets and other non-current liabilities, respectively.  The value of the effective portion of the contracts of $3.7 million net of tax and $2.1 million net of tax, as of June 28, 2008 and December 29, 2007, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of June 28, 2008 and December 29, 2007, an interest rate swap liability of $15.3 million and $14.4 million was included in other non-current liabilities, respectively.  The unrealized loss on the effective portion of the contracts of ($9.5) million net of tax as of June 28, 2008 was recorded in AOCI.

The net AOCI balance of $2.5 million gain at June 28, 2008 is comprised of $10.2 million of net current deferred gains expected to be realized in the next year, and $7.7 million of net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

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

ITEM 1.   LEGAL PROCEEDINGS

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of June 28, 2008 amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended June 28, 2008.

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
March 30, 2008 to May 3, 2008	-	$-	-	2,115,900

May 4, 2008 to May 31, 2008	53,277	$43.64	-	2,115,900

June 1, 2008 to June 28, 2008	-	$-	-	2,115,900

Total	53,277		-

Index

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended June 28, 2008, there were 53,277 shares acquired in connection with equity incentive plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on April 28, 2008.

The Directors elected at the meeting and those continuing after the Annual Meeting:

Class A Directors	Class B Directors	Class C Directors
Dean A. Foate	Christopher L. Doerr	Thomas J. Fischer
G. Frederick Kasten	Mark J. Gliebe	Rakesh Sachdev
Henry W. Knueppel	Curtis W. Stoelting	Carol N. Skornicka

(b)	(1) The Shareholders voted for the election of the following Class C Directors to serve until the 2011 Annual Meeting of Shareholders:

	Votes For	Votes Against	Abstentions
Thomas J. Fischer	27,479,396	757,401	2,437
Rakesh Sachdev	28,019,991	210,374	8,870
Carol N. Skornicka	27,981,188	251,489	6,558

(2)
The proposal to ratify the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2008 was approved by a vote of  27,932,226 Votes For, 300,045 Votes Against and 6,963 abstentions

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

REGAL BELOIT CORPORATION (Registrant)

Date: August 1, 2008	By:	/s/ David A. Barta
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