Form 10-Q
period 2008-09-27
REGAL BELOIT CORP
filed 2008-11-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 27, 2008 or
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
YES ☐  NO ☒

32,276,145 Shares, Common Stock, $.01 Par Value (as of October 31, 2008)

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

Return to Index
PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net Sales	$620,607	$449,374	$1,763,266	$1,327,815

Cost of Sales	487,810	342,660	1,377,193	1,019,998

Gross Profit	132,797	106,714	386,073	307,817

Operating Expenses	67,063	53,339	195,233	147,056

Income From Operations	65,734	53,375	190,840	160,761

Interest Expense	7,103	5,116	21,449	14,607

Interest Income	418	365	1,333	695

Income Before Taxes & Minority Interest	59,049	48,624	170,724	146,849

Provision For Income Taxes	21,261	16,638	60,826	50,301

Income Before Minority Interest	37,788	31,986	109,898	96,548

Minority Interest in Income, Net of Tax	882	747	2,749	2,243

Net Income	$36,906	$31,239	$107,149	$94,305

Earnings Per Share of Common Stock:

Basic	$1.18	$1.00	$3.42	$3.02

Assuming Dilution	$1.09	$0.92	$3.20	$2.78

Cash Dividends Declared	$0.16	$0.15	$0.47	$0.44

Weighted Average Number of Shares Outstanding:

Basic	31,357,433	31,320,838	31,326,675	31,227,373
Assuming Dilution	33,715,881	34,104,123	33,452,880	33,943,057

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands of Dollars, Except Share Data)

		(From Audited
	(Unaudited)	Statements)
ASSETS	September 27, 2008	December 29, 2007
Current Assets:
Cash and Cash Equivalents	$113,722	$42,574
Receivables, less Allowances for Doubtful Accounts of
$9,124 in 2008 and $10,734 in 2007	394,022	297,569
Inventories	330,346	318,200
Prepaid Expenses and Other Current Assets	30,233	35,626
Deferred Income Tax Benefits	37,317	34,522
Total Current Assets	905,640	728,491

Property, Plant and Equipment:
Land and Improvements	37,803	31,766
Buildings and Improvements	127,540	117,707
Machinery and Equipment	470,649	435,792
Property, Plant and Equipment, at Cost	635,992	585,265
Less - Accumulated Depreciation	(264,363)	(245,922)
Net Property, Plant and Equipment	371,629	339,343

Goodwill	648,008	654,261
Intangible Assets, Net of Amortization	119,058	129,473
Other Noncurrent Assets	8,158	10,679
Total Assets	$2,052,493	$1,862,247

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	252,782	183,215
Dividends Payable	5,023	4,700
Accrued Compensation and Employee Benefits	63,552	55,315
Other Accrued Expenses	89,664	63,358
Current Maturities of Debt	17,159	5,332
Total Current Liabilities	428,180	311,920

Long-Term Debt	554,087	558,918
Deferred Income Taxes	82,318	75,055
Other Noncurrent Liabilities	33,679	27,041
Pension and Other Postretirement Benefits	20,592	20,742

Minority Interest in Consolidated Subsidiaries	14,053	10,542

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares
authorized in 2008 and 2007,
32,276,145 shares issued in 2008 and
32,105,824 issued in 2007	322	321
Additional Paid-In Capital	341,375	335,452
Less - Treasury Stock, at cost, 884,100 shares in 2008,	(19,419)	(15,228)
and 774,100 shares in 2007
Retained Earnings	627,727	535,304
Accumulated Other Comprehensive Income (Loss)	(30,421)	2,180
Total Shareholders' Investment	919,584	858,029
Total Liabilities and Shareholders' Investment	$2,052,493	$1,862,247

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Nine Months Ended
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,149	$94,305
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	45,128	30,345
Minority interest	2,749	2,243
Excess tax benefits from stock-based compensation	(2,463)	(6,681)
Loss (gain) on sale of assets, net	124	(34)
Stock-based compensation expense	3,356	2,802
Change in assets and liabilities, net	2,540	45,337
Net cash provided by operating activities	158,583	168,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(43,947)	(23,818)
Business acquisitions, net of cash acquired	(15,805)	(253,241)
Sale of property, plant and equipment	2,158	160
Net cash used in investing activities	(57,594)	(276,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from short-term borrowing	(10,030)	8,200
Payments of long-term debt	(293)	(333)
Net repayments under revolving credit facility	(169,700)	(76,200)
Net repayments of commercial paper borrowings	-	(49,000)
Net proceeds from long-term borrowings	165,000	250,000
Dividends paid to shareholders	(14,404)	(13,394)
Purchases of treasury stock	(4,191)	-
Proceeds from the exercise of stock options	2,740	1,684
Excess tax benefits from stock-based compensation	2,463	6,681
Distributions to minority partners	-	(106)
Financing feeds paid	(454)	(1,397)
Net cash (used in) provided by financing activities	(28,869)	126,135

EFFECT OF EXCHANGE RATES ON CASH	(972)	1,491

Net increase in cash and cash equivalents	71,148	19,044
Cash and cash equivalents at beginning of period	42,574	36,520
Cash and cash equivalents at end of period	$113,722	$55,564

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2008
(Unaudited)
1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 29, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 27, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2008.

2.   INVENTORIES

Cost for approximately 66% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	September 27, 2008	December 29, 2007
Raw Material	22%	21%
Work in Process	15%	14%
Finished Goods and Purchased Parts	63%	65%

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

Subsequent to quarter end, on September 30, 2008, the Company acquired Dutchi Motors B.V.  See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Return to Index

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

The purchase price allocations for the  Morrill and Alstom acquisitions are preliminary, pending the finalization of working capital adjustments and further analysis of contingencies.  The combined purchase price, net of cash acquired, was $80.7 million. The excess of the purchase price over the estimated fair values of the net assets acquired was assigned to goodwill.  Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

4.      COMPREHENSIVE INCOME

The Company's comprehensive income (loss) for the three months and nine months ended September 27, 2008 and September 29, 2007, respectively were as follows (in thousands):

	Three Months Ending		Nine Months Ending
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income as reported	$36,906	$31,239	$107,149	$94,305
Comprehensive income (loss) from:
Translation adjustments	(20,673)	3,510	(22,301)	10,322
Changes in fair value of hedging activities, net of tax	(34,172)	205	(20,315)	(3,285)
Hedging activities reclassified into
earnings from accumulated other
comprehensive income (“AOCI”), net of tax	15,050	(665)	9,942	3,436
Amortization of net prior service costs and actuarial losses	177	179	73	535
Comprehensive income (loss)	$(2,712)	$34,468	$74,548	$105,313

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Shareholder’s Investment under Accumulated Other Comprehensive Income (Loss).  The components of the ending balances of Accumulated Other Comprehensive Income (Loss) are as follows:

	September 27, 2008	December 29, 2007
Translation adjustments	$(1,021)	$21,280
Hedging activities, net of tax	(20,953)	(10,580)
Pension and post retirement benefits, net of tax	(8,447)	(8,520)
	$(30,421)	$2,180

Return to Index

5.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three months and nine months ended September 27, 2008 and September 29, 2007, respectively (in thousands):

	Three Months Ending		Nine Months Ending
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Beginning balance	$10,221	$6,028	$9,872	$6,300
Deduct: Payments	(2,343)	(2,318)	(5,741)	(5,772)
Add: Provision	1,892	2,390	5,666	5,572
Add: Acquisitions	-	2,144	-	2,144
Translation Adjustments	19	-	(8)	-
Ending balance	$9,789	$8,244	$9,789	$8,244

6.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment				Electrical Segment
	Three Months Ending		Nine Months Ending		Three Months Ending		Nine Months Ending
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net Sales	$56,119	$53,300	$168,653	$164,958	$564,488	$396,074	$1,594,613	$1,162,857
Income from Operations	7,368	7,911	23,414	24,585	58,366	45,464	167,426	136,176
% of Net Sales	13.1%	14.8%	13.9%	14.9%	10.3%	11.5%	10.5%	11.7%
Goodwill at end of period	$530	$530	$530	$530	$647,478	$635,547	$647,478	$635,547

A reclassification of $2.7 million and $8.4 million in sales and $0.7 million and $2.1 million of income from operations was made to  results for the three and nine months ended September 29, 2007, as previously reported, to reflect the transfer of certain product sales and related operating income from an Electrical Segment unit to a Mechanical Segment unit due to a first quarter 2008 change in management and reporting of such product sales.

7.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As described above in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company acquired one business in 2008 and four separate businesses in 2007.  The purchase price allocations for the Morrill, Alstom and Hwada acquisitions are preliminary, pending the finalization of working capital, valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the allocation period, not to exceed one year from the date of acquisition.

A preliminary allocation of $12.4 million was included in goodwill at September 27, 2008 related to the Morrill and Alstom acquisitions. During the nine months ended September 27, 2008, the Company completed the fair value analysis of certain property located at the Kolkata, India facility resulting in an increase of the value assigned to property, plant and equipment and a corresponding decrease to goodwill which is included in the table below.

The 2008 acquisition of Hwada resulted in an additional preliminary goodwill allocation of $3.2 million in the nine months ended September 27, 2008.

Return to Index

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 29, 2007	$653,731	$530	$654,261
Net Acquisitions and Fair Value Adjustments	(4,028)	-	(4,028)
Translation Adjustments	(2,225)	-	(2,225)
Balance as of September 27, 2008	$647,478	$530	$648,008

Intangible Assets

Intangible assets consisted of the following (in thousands):

		September 27, 2008
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 -5	$5,766	$3,465	$2,301
Trademarks	3 - 20	19,364	5,440	13,924
Patents	9 - 10.5	15,410	5,805	9,605
Engineering Drawings	10	1,200	457	743
Customer Relationships	10 - 14	87,009	16,649	70,360
Technology	6 - 10	25,829	3,704	22,125
Total		$154,578	$35,520	$119,058

		December 29, 2007
Asset Description	Useful Life (years)	Gross Value	Accumulated Amortization	Net Book Value
Non-Compete Agreements	3 - 5	$5,588	$2,540	$3,048
Trademarks	3 - 20	18,887	4,752	14,135
Patents	9 - 10.5	15,410	4,648	10,762
Engineering Drawings	10	1,200	367	833
Customer Relationships	10 - 14	84,572	10,325	74,247
Technology	6 - 10	27,474	1,026	26,448
Total		$153,131	$23,658	$129,473

During 2008, the Company adjusted certain intangible assets gross values to reflect purchase accounting fair value adjustments and currency translation adjustments.

Estimated Amortization (in millions)
2008	2009	2010	2011	2012
$14.6	$14.9	$14.2	$ 13.5	$13.5

Amortization expense recorded for the nine months ended September 27, 2008 and September 29, 2007 was $11.5 million and $5.7 million, respectively.  The Company performs an annual evaluation of goodwill as of the end of the October fiscal month each year for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets”.

Return to Index

8.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of September 27, 2008 and December 29, 2007 was as follows (in thousands):

	September 27, 2008	December 29, 2007
Senior notes	$250,000	$250,000
Term loan	165,000	-
Revolving credit facility	13,000	182,700
Convertible senior subordinated debt	115,000	115,000
Other	28,246	16,550
	571,246	564,250
Less: Current maturities	(17,159)	(5,332)
Non-current portion	$554,087	$558,918

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

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At September 27, 2008, the interest rate of 3.7% was based on a margin over LIBOR.  The proceeds from the Term Loan were used to reduce the balance on the Company’s revolving credit facility.

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

The Notes, the Term Loan and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of September 27, 2008.

The Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, holders of the notes may surrender the notes for conversion at any time until the maturing of the bonds in March 2024.  Holders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion.  No notes have been converted into cash or shares of common stock as of September 27, 2008.

As part of the 2008 acquisition of Hwada (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Company assumed $21.6 million of short term notes payable to banks.  At September 27, 2008, the balance of these notes payable was approximately $17.0 million, and the weighted average interest rate was 7.5%.

Return to Index

9.  PENSION PLANS

The Company’s net periodic pension cost is comprised of the following components (in thousands):

	Three Months Ending		Nine Months Ending
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$1,002	$1,211	$3,008	$3,633
Interest cost	1,478	1,266	4,434	3,800
Expected return on plan assets	(1,393)	(1,283)	(4,179)	(3,848)
Amortization of prior service cost	53	32	159	95
Amortization of net actuarial loss	126	239	378	716
Net periodic benefit expense	$1,266	$1,465	$3,800	$4,396

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year is $0.5 million and $0.2 million, respectively.

In the third quarter of 2008 and 2007, the Company contributed $3.8 million and $2.6 million, respectively, to defined benefit pension plans.  Contributions to defined benefit plans for the nine months ended September 27, 2008 and September 29, 2007 were $4.4 million and $2.8 million, respectively.  The Company expects to contribute an additional $0.2 million, for total contributions of $4.6 million in 2008. The Company contributed a total of $3.3 million in 2007.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s Annual Report on Form 10-K filed on February 27, 2008.

10.   SHAREHOLDERS’ INVESTMENT

The Company recognized approximately $1.4 million and $0.9 million in share-based compensation expense for the three month period ending September 27, 2008 and September 29, 2007, respectively.  Share-based compensation expense for the nine months ended September 27, 2008 and September 29, 2007 was $3.4 million and $2.8 million, respectively.  The total income tax benefit recognized relating to share-based compensation for the nine months ended September 27, 2008 and September 29, 2007 was approximately $2.5 million and $6.7 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of September 27, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $12.2 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.7 years.

The Company was authorized as of September 27, 2008 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.4 million shares were available for future grant or payment under the various plans at September 27, 2008.

During the nine months ended September 27, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in the comparable period of 2007.

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

Return to Index

A summary of share-based awards (options and SAR’s) as of September 27, 2008 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,569,745	$32.96	6.9	$17.4
Exercisable	662,542	$27.74	5.8	$10.5

Restricted Stock

The Company also granted a total of 31,050 restricted stock awards to certain employees during the nine months ended September 27, 2008.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.

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

As of September 27, 2008 and December 29, 2007, the Company had approximately $6.9 million of unrecognized tax benefits, $3.2 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Federal tax returns from 2005 through 2007 and various state tax returns from 2002 through 2007 remain subject to income tax examinations by tax authorities.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

12.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income.  The denominator is computed as follows (in thousands):

	Three Months Ending		Nine Months Ending
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Denominator for basic EPS - weighted average	31,357	31,321	31,327	31,227
Effect of dilutive securities	2,359	2,783	2,126	2,716
Denominator for diluted EPS	33,716	34,104	33,453	33,943

The “Effect of dilutive securities” represents the dilution impact of equity awards and the convertible senior subordinated debt (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The dilutive effect of the convertible senior subordinated debt was approximately 2.0 million shares and 1.7 million shares for the three and nine months ended September 27, 2008, respectively, and 2.0 million shares for both the three and nine months ended September 29, 2007.

Options for common shares where the exercise price was above the market price at September 27, 2008, totaling approximately 183,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were approximately 140,000 anti-dilutive option shares outstanding at September 29, 2007.

Return to Index

13.  CONTINGENCIES

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of September 27, 2008 amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

The Company is, from time to time, party to other lawsuits arising from its normal business operations.  It is believed that the outcome of these lawsuits will have no material effect on the Company’s financial position or its results of operations.

14.  DERIVATIVE INSTRUMENTS

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity liabilities of $12.9 million and $0.6 million are recorded in Other Accrued Expenses and Other Noncurrent Liabilities, respectively at September 27, 2008.  Derivative commodity liabilities of $6.1 million are recorded in Other Accrued Expenses at December 29, 2007.  The unrealized loss on the effective portion of the contracts of ($8.4) million net of tax and ($3.8) million net of tax, as of September 27, 2008 and December 29, 2007, respectively, was recorded in Accumulated Other Comprehensive Income (“AOCI”).

The Company uses a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of September 27, 2008, derivative currency liabilities of $2.4 million and $0.3 million are recorded in Other Accrued Expenses and Other Noncurrent Liabilities, respectively.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million are recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Liabilities, respectively.  The unrealized (loss) gain on the effective portion of the contracts of ($1.3) million net of tax and $2.1 million net of tax, as of September 27, 2008 and December 29, 2007, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of September 27, 2008, an interest rate swap liability of $18.1 million was included in Other Noncurrent Liabilities.  The unrealized loss on the effective portion of the contracts of ($11.2) million net of tax as of September 27, 2008 was recorded in AOCI.  As of December 29, 2007, an interest rate swap liability of $14.4 million was included in Other Noncurrent Liabilities.  The unrealized loss on the effective portion of the contracts of ($8.9) million net of tax as of December 29, 2007 was recorded in AOCI.

The net AOCI balance of ($21.0) million loss at September 27, 2008 is comprised of ($9.2) million of net current deferred losses expected to be realized in the next year, and ($11.8) million of net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

Return to Index

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy.  The following table sets for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 27, 2008 (in millions):

Liabilities:
Other Accrued Expenses
Derivative currency contracts	$2.4
Derivative commodity contracts	12.9
Other Noncurrent Liabilities
Derivative currency contracts	$0.3
Derivative commodity contracts	0.6
Interest rate swap	18.1

16.  SUBSEQUENT EVENT

On September 30, 2008, the Company acquired Dutchi Motors B.V. (“Dutchi”) located in Arnhem, The Netherlands.  Dutchi is a leading distributor of industrial motors in Western and Eastern Europe, South Africa, Russia and the Middle East. Dutchi is one of the largest distributors of the Company’s Hwada motor products, which was purchased by the Company in April 2008. The Dutchi business will be reported as part of the Company’s Electrical Segment.  The purchase price was approximately $34.0 million in cash and the assumption of approximately $3.2 million in net liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

Net sales increased 38.1% to $620.6 million from $449.4 million in the comparable period of 2007.  Sales for the three months ended September 27, 2008 included $122.6 million of sales related to the four 2007 acquired businesses described in Note 3 of Notes to the Condensed Consolidated Financial Statements.  An additional $34.2 million of the 2008 sales are attributable to the Hwada acquisition completed on April 25, 2008.

Return to Index

Net income increased 18.1% to $36.9 million for the three months ended September 27, 2008 as compared to $31.2 million in the comparable period last year.  Diluted earnings per share increased 18.5% to $1.09 for the three months ended September 27, 2008 as compared to $0.92 for the comparable period of 2007.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2008 versus Three Months Ended September 29, 2007

Sales for the three months ended September 27, 2008 were $620.6 million, a 38.1% increase over the $449.4 million reported for the three months ended for September 29, 2007.  Third quarter 2008 sales included $122.6 million of sales related to the four 2007 acquired businesses described in Note 3 of Notes to the Condensed Consolidated Financial Statements.  An additional $34.2 million of the third quarter 2008 sales are attributable to the Hwada acquisition completed on April 25, 2008.

In the Electrical segment, sales increased 42.5%, including the impact of the acquisitions noted above.  Exclusive of the  acquired businesses, Electrical segment sales are up 10.8%, largely due to global generator sales increasing 25.0%, commercial and industrial motors sales in North America  increasing 9.1%, and residential HVAC motor sales increased 10.9%.  Sales in our Sinya business in China were down 23.1% for the three months ended September 27, 2008 versus the comparable period of 2007 due to the in-sourcing of motor production by a large customer.  Sales in the Mechanical segment increased 5.3% from the prior year period.  From a geographic perspective, Asia-based sales increased 101.1% as compared to the comparable period of 2007.  In total, sales to regions outside of the United States were 26.8% of total sales for the three months ended September 27, 2008 in comparison to 19.4% for the comparable period of 2007.

The gross profit margin for the three months ended September 27, 2008 was 21.4% as compared to the 23.7% reported for the comparable period of 2007.  Lower gross profit margins of 17.3% from the acquired businesses, and higher material costs had a significant impact on the three months ended September 27, 2008, partially offset by the contribution from new products, productivity efforts, pricing actions, and product mix.  The raw material cost increases resulted primarily from increases in the cost of copper and steel.

Operating expenses were $67.1 million (10.8% of sales) in the three months ended September 27, 2008 versus $53.3 million (11.9% of sales) in 2007.  Income from operations was $65.7 million versus $53.4 million in the comparable period of 2007.  As a percent of sales, income from operations was 10.6% for the three months ended September 27, 2008 versus 11.9% in the comparable period of 2007.  This decrease reflected lower operating profit margins from the acquired businesses, and increased raw material costs partially offset by contributions from new products, pricing actions, and  productivity.

Net interest expense was $6.7 million versus $4.8 million in the comparable period of 2007.  The increase is due to higher levels of average debt outstanding driven by the acquisitions completed since August 2007.

The effective tax rate for the three months ended September 27, 2008 was 36.0% versus 34.2% in the prior year period.   The increase in the effective tax rate results from the global distribution of income, increases in certain statutory tax rates in Mexico and China, and the impact of the expiration of the United States Research and Engineering tax credit which had not been extended to 2008 as of September 27, 2008.  A dividend repatriation benefit recognized in the three months ended September 27, 2008 was offset by the impact of losses incurred in our Sinya business which is under tax holiday for 2008.

Net income for the three months ended September 27, 2008 was $36.9 million, an increase of 18.1% versus the $31.2 million reported in comparable period of 2007.  Fully diluted earnings per share was $1.09 as compared to $0.92 per share reported in the third quarter of 2007.  The average number of diluted shares was 33,715,881 during the three months ended September 27, 2008 as compared to 34,104,123 during the comparable period last year.

Nine Months Ended September 27, 2008 versus Nine Months Ended September 29, 2007

Sales for the nine months ended September 27, 2008 were $1.76 billion, which is a 32.8% increase over the $1.33 billion reported for the comparable period of 2007.  Sales for the nine months ended September 27, 2008 included $343.0 million of sales related to the four 2007 acquired businesses described in Note 3 of Notes to the Consolidated Financial Statements.  An additional $57.5 million of sales in the nine months ended September 27, 2008 relate to the Hwada business acquired on April 25, 2008.

Return to Index

In the Electrical segment, sales increased 37.1%, including the impact of the acquisitions noted above.  Exclusive of the  acquired businesses, Electrical segment sales are up 53% largely due to global generator sales increasing 25.2%,  commercial and industrial motors sales in North America increasing 5.0%, and residential HVAC motor sales increasing 0.9%.  Sales in our Sinya business in China were down 14.2% for the nine months ended September 27, 2008 versus the comparable period of 2007 due to the in-sourcing of motor production by a large customer.  Sales in the Mechanical segment increased 2.2% from the prior year period.  From a geographic perspective, Asia-based sales increased 86.9% as compared to the comparable period of 2007.  In total, sales to regions outside of the United States were 26.5% of total sales in comparison to 20.5% for the comparable period of 2007.

Gross margin for the nine months ended September 27, 2008 was 21.9%, which is 1.3 percentage points lower than the comparable period of 2007.  Lower operating margins from the acquired businesses, and material costs had a significant impact on the first six months of 2008, partially offset by the contribution from new products, productivity efforts, pricing actions and positive product mix across our entire business.  The raw material cost increases resulted primarily from increases in the costs of copper and steel.

Operating expenses for the nine months ended September 27, 2008 were $195.2 million (11.1% of sales) versus $147.1 million (11.1% of sales) in the comparable period of 2007.  Income from operations was $190.8 million versus $160.8 million in the comparable period of 2007, an increase of 18.7%.  As a percent of sales, income from operations was 10.8% versus 12.1% in the comparable period of 2007.

Net interest expense was $20.1 million versus $13.9 million in the comparable period of 2007.  This increase is driven mainly by the higher levels of debt outstanding, from the acquisitions completed since August 2007.

The tax rate for the nine months ended September 27, 2008 was 35.6% versus 34.3% in the prior year comparable period. The increase in the effective tax rate results primarily from the global distribution of income, increases in certain statutory tax rates in Mexico and China, and the impact of the expiration of the United States Research and Engineering tax credit which had not been extended to 2008 as of September 27, 2008.  A dividend repatriation benefit recognized in the three months ended September 27, 2008 was offset by the impact of losses incurred in our Sinya business which is under tax holiday for 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $477.5 million at September 27, 2008, a 14.6% increase from $416.6 million at year-end 2007.  The $60.9 million increase was primarily driven by a $19.3 million increase in net working capital from the Hwada acquisition and an increase in accounts receivable driven by higher sales in the third quarter of 2008 versus the fourth quarter of 2007.  The ratio of our current assets to our current liabilities (“current ratio”) was 2.1:1 at September 27, 2008 and 2.3:1 at December 29, 2007.

Net cash provided by operating activities was $158.6 million for the nine months ended September 27, 2008 as compared to $168.3 million in the comparable period of 2007.  Increases in net income and depreciation and amortization were offset by higher net working capital investment in 2008 versus 2007.  Net cash used in investing activities was $57.6 million in the first nine months of 2008 as compared to the $276.9 million used in the comparable period of the prior year driven by the Fasco and Jakel acquisitions. Additions to property, plant and equipment were $43.9 million in the first nine months of 2008, which was $20.1 million more than the comparable period of 2007.  The change in capital spending results from increased investments in productivity and new product projects.  Our cash used in financing activities was $28.9 million for the first nine months of 2008 versus $126.1 million provided by financing activities in the comparable period of 2007.  During the nine months ended September 27, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in the equivalent period of 2007.

Our outstanding long-term debt decreased from $558.9 million at December 29, 2007 to $554.1 million at September 27, 2008. At September 27, 2008 there was $13.0 million outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At September 27, 2008, the interest rate of 3.7% was based on a margin over LIBOR.

Return to Index

At September 27, 2008, there was $250.0 million of senior notes (the “Notes”) outstanding. The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The note Purchase Agreement (the “Agreement”) permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of September 27, 2008.

In addition to the Facility, the Term Loan and the Notes, at September 27, 2008, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest  rate of 2.75%, and $28.2 million of other debt (including  approximately $17.0 million assumed in the Hwada purchase, with a weighted average interest rate of 7.5%.)

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies have not changed materially from those reported in our 2007 Annual Report on Form 10-K filed on February 27, 2008.

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

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations”, which is effective for fiscal years (and interim periods) beginning after December 15, 2008.  We are evaluating FSP 142-3 to determine the effect on our financial statements and related disclosures.

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

Return to Index

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February, 2008 the FASB issued FSP FAS 157-2, which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The Company is eligible for the delay as it has not previously adopted SFAS 157.  The Company has chosen to partially adopt SFAS 157 (see Note 15 of Notes to Condensed Consolidated Financial Statements).

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At September 27, 2008, net of interest rate swaps, we had $390.4 million of fixed rate debt and $180.8 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Details regarding the instruments, as of September 27, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($9.7) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($8.4) million

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 27, 2008, would result in a change in after-tax annualized earnings of approximately $0.4 million.

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

Return to Index

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon certain firm commitments to purchase such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity liabilities of $12.9 million and $0.6 million are recorded in Other Accrued Expenses and Other Noncurrent Liabilities, respectively at September 27, 2008.  Derivative commodity liabilities of $6.1 million are recorded in Other Accrued Expenses at December 29, 2007.  The unrealized  loss on the effective portion of the contracts of ($8.4) million net of tax and ($3.8) million net of tax, as of September 27, 2008 and December 29, 2007, was recorded in AOCI.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. As of September 27, 2008, derivative currency liabilities of $2.4 million and $0.3 million are recorded in Other Accrued Expenses and Other Noncurrent Liabilities, respectively.  As of December 29, 2007, derivative currency assets of $3.4 million and $0.1 million (notional value of $213.3 million) are recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Liabilities, respectively.  The unrealized (loss) gain on the effective portion of the contracts of ($1.3) million net of tax and $2.1 million net of tax, as of September 27, 2008 and December 29, 2007, was recorded in AOCI.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of September 27, 2008 and December 29, 2007, an interest rate swap liability of $18.1 million and $14.4 million was included in Other Noncurrent Liabilities, respectively.  The unrealized loss on the effective portion of the contracts of ($11.2) million and ($8.9) million, net of tax as of September 27, 2008 and December 29, 2007 respectively, was recorded in AOCI.

The net AOCI balance of ($21.0) million gain at September 27, 2008 is comprised of ($9.2) million of net current deferred losses expected to be realized in the next year, and ($11.8) million of net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

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

Return to Index

PART II - OTHER INFORMATION

Items 3, 4 and 5 are inapplicable and have been omitted.

ITEM 1.   LEGAL PROCEEDINGS

On April 26, 2007, the Company received notice that the U.S. Environmental Protection Agency (“U.S. EPA”) has filed an action against the Company in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois.  In 1999, the Company and other parties identified as potentially responsible parties (“PRPs”) reached an agreement with the U.S. EPA to partially fund the costs of certain response actions taken with respect to this site.  In 2004, the Company received communications from the U.S. EPA indicating that the Company was identified as one of three PRPs regarding additional remedial actions to be taken by the U.S. EPA at this site.  In response, the Company provided to the U.S. EPA its environmental expert’s assessment of the site in 2004.  The Company believes that it is not a PRP with respect to the site in question and intends to defend vigorously the associated claim.  As of September 27, 2008 amounts that have been recorded in the Company’s financial statements related to this contingency are not material.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended September 27, 2008.

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
June 29, 2008 to August 2, 2008	-	$-	-	2,115,900

August 3, 2008 to August 30, 2008	69,359	$48.55	-	2,115,900

August 31, 2008 to September 27, 2008	-	$-	-	2,115,900

Total	69,359		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended September 27, 2008, there were 69,359 shares acquired in connection with equity incentive plans.

Return to Index

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

_________________________________
David A. Barta
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 5, 2008

Return to Index
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350