Form 10-K
period 2008-12-27
REGAL BELOIT CORP
filed 2009-02-25
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008
Commission file number 1-7283

Regal Beloit Corporation
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-0875718
(State of Incorporation)	(IRS Employer Identification No.)

200 State Street, Beloit, Wisconsin 53511
(Address of principal executive offices)

(608) 364-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock ($.01 Par Value)	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act	None None
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2008 was approximately $1.3 billion.

On February 20, 2009, the registrant had outstanding 31,491,919 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2009 is incorporated by reference into Part III, hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 27, 2008

CAUTIONARY STATEMENT

This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent our management’s judgment regarding future events.  In many cases, you can identify forward-looking statements by terminology such as “may,” “will,”  “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words.  Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•
economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

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

References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on April 27, 2009 (the “2009 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.

ITEM 1 - BUSINESS

OUR COMPANY

We are one of the largest global manufacturers of commercial, industrial, and heating, ventilation, and air conditioning (HVAC) electric motors, electric generators and controls, and mechanical motion control products.  Many of our products hold leading market positions in a variety of essential commercial, industrial and residential applications, and we believe we have one of the most comprehensive product lines in the markets we serve.  We sell our products to a diverse global customer base using more than 20 recognized brand names through a multi-channel distribution model to leading original equipment manufacturers (“OEMs”), distributors and end users across many markets.  We believe this strategy, coupled with a high level of customer service, provides us with a competitive selling advantage and allows us to more fully penetrate our target markets.

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

We market our products through multiple brands, with each typically having its own product offering and sales organization.  These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. We manufacture the vast majority of the products that we sell, and we have manufacturing, sales, engineering and distribution facilities throughout the United States and Canada as well as in Mexico, India, China, Australia, Thailand and Europe.

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

Our business initiatives include:

•	Innovation: fueling our growth by delivering new products that address customer needs such as energy efficiency, system cost reduction and improved reliability;
•	Globalization: expanding our global presence to participate in high growth markets, “catch” our customers as they expand globally and remain cost competitive;
•	Customer Centricity: making continuous improvements in all of the operations that touch our customers so that our customers feel an improved experience;
•	Digitization: employing Information Technology (IT) tools to improve the efficiency and productivity of our business and our customers’ businesses; and
•	Lean Six Sigma: utilizing Lean Six Sigma to drive continuous improvements in all of our manufacturing and back office operations as well as in the quality of our products.

OPERATING SEGMENTS

We have two operating segments:  Electrical and Mechanical.  In  2008, operating segments were realigned due  to a management reporting change and certain product offerings were moved from one segment to the other.  All segment data, including historical segment data and Item 7 historical data, have been restated to reflect this change.  Financial information on our operating segments for the three years ending December 27, 2008 is contained in Note 13 of the Consolidated Financial Statements.

ELECTRICAL SEGMENT

We believe our motor products are uniquely positioned to help our customers and end consumers achieve greater energy efficiency, resulting in significant cost savings for the consumer and preservation of natural resources and our environment. We estimate that approximately 40-60% of all electricity generated in the U.S. is consumed by electric motors.  Our increasingly efficient motor designs allow current motor products to be significantly more energy efficient than previous models. Our Electrical segment includes a full line of AC and DC commercial and industrial electric motors, HVAC motors, electric generators and controls and capacitors.  Our Electrical segment was developed in the mid 1990’s with a new strategic focus to establish our Company as a significant manufacturer of industrial electric motors, complementing our mechanical products businesses which serve similar markets and whose products were often used in combination with a motor.  Beginning with our acquisition of Marathon Electric Manufacturing Corporation in 1997 our Electrical segment has grown to approximately $2.0 billion in revenue.

During 2008, the Company completed acquisitions of two additional Electrical segment businesses.

On April 25, 2008 the Company acquired Joyce Court Holdings Ltd. and Grand Delight Investments Ltd., sole shareholders of Wuxi Hwada Motor Co. and Wuxi New Hwada Motor Co. (collectively “Hwada”) located in Wuxi, China.  Hwada is a leading designer and manufacturer of Integral IEC and NEMA electric motors, which are used in various industrial applications such as compressor, pump, paper and steel processing and power plants.  Approximately 50% of Hwada’s product sales are in the China industrial markets.  The business is reported as part of the Company’s Electrical segment.  The acquisition provides an industrial motor production capability to our China motor businesses.

On September 30, 2008, the Company acquired Dutchi Motors B.V.  (“Dutchi”) located in Arnhem, The Netherlands.  Dutchi is a leading distributor of industrial motors in Western and Eastern Europe, South Africa, Russia and the Middle East.  Dutchi is one of the largest distributors of the Company’s Hwada motor products, which was purchased in April, 2008.  The Dutchi business is also reported as part of the Company’s Electrical segment. The acquisition expands our distribution network further into Europe and includes new markets for our product lines.

During 2007, the Company completed acquisitions of four Electrical segment businesses.

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

We manufacture and market AC and DC commercial, industrial and HVAC electric motors ranging in size from sub-fractional to small integral horsepowers to larger commercial and industrial motors from 50 through 6500 horsepower. We offer thousands of stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment. Additionally, our Electrical segment markets a line of AC and DC adjustable speed drives.  We manufacture capacitors for use in HVAC systems, high intensity lighting and other applications.  We sell our Electrical segment’s products to distributors, original equipment manufacturers and end users across many markets.

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

The following is a description of our major Electrical product brands and the primary products that they manufacture and market:

Dutchi Motors.  Distributor of IEC and NEMA electric motors for industrial applications in Western and Eastern Europe, South Africa, Russia and the Middle East.

Fasco Motors.  Manufactures motors and blower systems for air moving applications including alternative fuel systems, water heaters and HVAC systems.

Hwada Motors.  Manufactures Integrated IEC and NEMA motors for various industrial applications such as compressor, pump, paper and steel processing and power plants.

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

MECHANICAL SEGMENT

Our Mechanical segment includes a broad array of mechanical motion control products including:  standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; manual valve actuators, and electrical connecting devices. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold to original equipment manufacturers, distributors and end users across many industry segments.

The following is a description of our major Mechanical segment brands and the primary products they manufacture and market:

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

THE BUILDING OF OUR BUSINESS

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy.  Since 1997 we have acquired and developed our Electrical segment businesses into approximately a $2.0 billion producer of electric motors serving primarily the North America market.  We consider the identification of acquisition candidates and the purchase and integration of targets to be a core competency for the Company. The following table summarizes select Electrical segment acquisitions over the previous five years.

	Year Acquired	Annual Revenues at Acquisition (in millions)	Product Listing at Acquisition

Dutchi Motors	2008	$56	Distributor of IEC and NEMA electric motors for industrial applications in Western and Eastern Europe, South Africa, Russia and the Middle East
Hwada Motors	2008	105	Integral IEC and NEMA electric motors for industrial applications
Fasco Motors	2007	299	Motor and blower systems for air moving applications
Jakel, Inc.	2007	86	Motor and blower systems for air moving applications
Morrill Motors	2007	40	Fractional horsepower motors for commercial refrigeration and freezer markets
Alstom	2007	67	Full line of low and medium voltage industrial motors for Indian domestic markets
Sinya Motors	2006	39	Fractional and sub-fractional HVAC motors
GE Commercial AC Motors	2004	144	AC motors for pump, compressor, equipment and commercial HVAC
GE HVAC Motors and Capacitors	2004	442	Full line of motors and capacitors for residential and commercial HVAC systems

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

MARKETS AND COMPETITORS

The 2008 worldwide market for electric motors is estimated to be in excess of $29 billion. The overall domestic market for electric motors is estimated at $10 billion annually, although we estimate the sectors in which we primarily compete, commercial and industrial electric motors and HVAC/refrigeration motors, to be approximately a $3.4 billion segment of the overall domestic market. We believe approximately 40-60% of all electricity generated in the U.S. runs through electric motors.  We believe we are among the largest producers of commercial and industrial motors and HVAC motors.  In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for our electrical products include Baldor Electric, U.S. Electric Motors (a division of Emerson Electric Co.), A. O. Smith Corporation, General Electric Company and Newage (a division of Cummins, Inc).  Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

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

During the past several years, niche product market opportunities have become more prevalent due to changing market conditions.  Manufacturers, who historically may have made component products for inclusion in their finished goods, have chosen to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In addition, we have capitalized on this competitive climate by making acquisitions and increasing our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to enter new markets in which we had not been involved. In practice, our operating units have sought out specific niche markets concentrating on a wide range of customers and applications. We believe that we compete primarily on the basis of quality, price, service and our promptness of delivery.  We had no customers that accounted for more than 10% of our consolidated sales for the year ended December 27, 2008. We had one customer that accounted for between 10% and 15 % of our consolidated net sales for the years ended December 29, 2007 and December 30, 2006.

PRODUCT DEVELOPMENT AND ENGINEERING

Each of our business segments has its own product development and design teams that continuously enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions.  We believe we have the electric motor industry’s most sophisticated product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors and electric generators incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency.

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

We have also continued to upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems, developing our own testing systems, and the implementation of Lean Six Sigma.  We have trained over 800 people in Lean Six Sigma, resulting in significant cost savings since the program began in 2005. Our goal is to be a low cost producer in our core product areas.

FACILITIES

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, India, China, Australia, Thailand and Europe.  Our Electrical segment currently includes 50 manufacturing, service and distribution facilities, of which 34 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 6.6 million square feet of space of which approximately 2.1 million square feet are leased.  Our Mechanical segment currently includes 12 manufacturing, service and distribution facilities, of which 6 are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 36,000 square feet are leased.  Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

BACKLOG

Our business units have historically shipped the majority of their products in the month the order is received.  As of December 27, 2008, our backlog was $322.8 million, as compared to $255.7 million on December 29, 2007.  We believe that virtually all of our backlog is shippable in 2009.

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

EMPLOYEES

As of the close of business on December 27, 2008, the Company employed approximately 17,600 worldwide employees.  We consider our employee relations to be very good.

ENVIRONMENTAL MATTERS

We are currently involved with environmental proceedings related to certain of our facilities (see also Item 3 – Legal Proceedings).  Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, and positions of the executive officers of the Company as February 15, 2009, are listed below along with their business experience during the past five years.  Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April.  There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
Henry W. Knueppel	60	Chairman and Chief Executive Officer
Elected Chairman in April 2006; elected Chief Executive Officer April 2005; served as President from April 2002 to December 2005 and Chief Operating Officer from April 2002 to April 2005; served as Executive Vice President from 1987 to April 2002; joined the Company in 1979.

Mark J. Gliebe	48	President and Chief Operating Officer
Elected President and Chief Operating Officer in December 2005.  Joined the Company in January 2005 as Vice President and President – Electric Motors Group, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

David A. Barta	46	Vice President and Chief Financial Officer
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

Paul J. Jones	38	Vice President, General Counsel and Secretary
Joined the Company in September 2006 and was elected Vice President, General Counsel and Secretary in September 2006.  Prior to joining the Company, Mr. Jones was a partner with the law firm of Foley & Lardner LLP where he worked since 1998.

Terry R. Colvin	53	Vice President, Corporate Human Resources
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

Current worldwide economic conditions may adversely affect our industry, business and results of operations.

In 2008, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they are causing U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. If the commercial and industrial, residential HVAC, power generation and mechanical power transmission markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

Changes in global commodity prices, interest rates and currency may adversely impact our financial performance as a result of our commodity, currency and interest rate hedging activities.

Although it is impossible to hedge against all currency, commodity or interest risk, we use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and expect to continue to enter into, such hedging arrangements.  As with all hedging instruments, there are risks associated with the use of such instruments. While limiting to some degree our risk fluctuations in currency exchange, commodity price and interest rates by utilizing such hedging instruments, we potentially forgo benefits that might result from other fluctuations in currency exchange, commodity and interest rates.  We also are exposed to the risk that its counterparties to hedging contracts will default on their obligations. We manage exposure to counterparty credit risk by limiting the counterparties to major international banks and financial institutions meeting established credit guidelines. However, any default by such counterparties might have an adverse effect on us.

We are increasingly reliant on the protection and preservation of our intellectual property.

We own or otherwise have rights in a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. With the exception of the ECM patents, we do not regard any of our businesses as being dependent upon any single patent or related group of patents. However, an inability to protect this intellectual property generally, or the illegal breach of some or a large group of our intellectual property rights, would have an adverse effect on our business.

Goodwill comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations.  We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations.  A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of our common stock. If the current worldwide economic downturn continues, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our goodwill may be impaired.  If we are required to record a significant change to earnings in our consolidated financial statements because an impairment of goodwill is determined, our results of operations will be adversely affected.

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

We are subject to litigation, including product liability and warranty claims, that may adversely affect our business and results of operations.

We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters.  We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage.  While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise.  Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.

The Company has numerous pension plans and future legislation or regulations intended to reform the funding and reporting of pension benefit plans could adversely affect our operating results and cash flows, as could changes in market conditions that impact the assumptions we use to measure our liabilities under these plans.

Legislators and agencies of the U.S. government have proposed legislation and regulations to amend, restrict or eliminate various features of, and mandate additional funding of, pension benefit plans. If legislation or new regulations are adopted, we may be required to contribute additional cash to these plans, in excess of our current estimates. Market volatility in interest rates, investment returns and other factors could also adversely affect the funded status of our pension plans and require that we contribute additional cash to these plans. Moreover, future changes to the accounting and reporting standards related to pension plans could create significant volatility in our operating results.

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

As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India, Thailand and China.  Approximately 11,700 of our over 17,600 total employees and 20 of our 40 principal manufacturing facilities are located outside the United States.  International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.  Unfavorable changes in the political, regulatory, and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our Electrical segment currently includes 50 manufacturing, service and distribution facilities, of which 34 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 6.6 million square feet of space of which approximately 31% are leased.

Our Mechanical segment currently includes 12 manufacturing, service and distribution facilities, of which six are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 3% are leased.

At December 27, 2008, the Mechanical segment had two buildings and the Electrical segment had one building totaling approximately 0.5 million square feet that were available for sale due to consolidation of manufacturing in other locations.

Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

ITEM 2 – PROPERTIES CONTINUED

Location	Square Footage	Status	Description of Use
Electrical Segment
Wuxi, China (2)	725,220	Owned	Manufacturing
Kolkata, India	584,830	Owned	Manufacturing
Wausau, WI	498,329	Owned	Manufacturing
Reynosa, Mexico	346,293	Owned	Manufacturing
Juarez, Mexico	339,631	Owned	Manufacturing
Springfield, MO	325,355	Owned	Manufacturing
Eldon, MO (2)	276,180	Owned	Manufacturing & Warehouse
Piedras Negras, Mexico (3)	244,048	Leased	Manufacturing
Cassville, MO	238,838	Owned	Manufacturing
Monterrey, Mexico (2)	235,624	Leased	Manufacturing
Shanghai, China	226,000	Leased	Manufacturing
Indianapolis, IN	220,832	Leased	Warehouse
Faridabad, India	220,000	Leased	Manufacturing
Changzhou, China	195,540	Owned	Manufacturing
Lebanon, MO	186,900	Owned	Manufacturing
Arnhem, The Netherlands (3)	162,096	Leased	Warehouse
Bangkok, Thailand	157,175	Owned	Manufacturing
Pharr, TX	125,000	Leased	Warehouse
Lincoln, MO	120,000	Owned	Manufacturing
Blytheville, AR	107,000	Leased	Manufacturing
West Plains, MO	106,000	Owned	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other (23)	861,077	(1)	(1)
Mechanical Segment
Liberty, SC	173,516	Owned	Manufacturing
Aberdeen, SD	164,960	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
All Other (8)	533,176	(2)	(2)
(1)Less significant manufacturing, service and distribution and engineering facilities located in the United States, Canada, Europe, and Asia: Electrical leased square footage 2,079,670.
(2)  Mechanical leased square footage 36,492.

ITEM 3 - LEGAL PROCEEDINGS

On December 18, 2008, the Company entered into a consent decree with U.S. Environmental Protection Agency (“U.S. EPA”) to resolve the matters alleged by the U.S. EPA in an action filed against the Company in April 2007 in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois. The Company does not believe that it is a potentially responsible party with respect to the site in question and did not admit any fault or liability in the consent decree with respect to the allegations made by the U.S. EPA in this matter. Under the terms of the consent decree, the U.S. EPA withdrew the action filed against the Company and the Company agreed to make a monetary payment, which included contributions from other involved parties. The payment to be made by the Company is not material.

The Company is, from time to time, party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters.  The Company’s products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage.  The Company accrues for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and the Company does not believe that the outcome of any such lawsuit will have a material effect on the Company’s financial position or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 27, 2008.

PART II

ITEM 5 -  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “RBC.”   The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2007 through December 27, 2008.  The Company submitted its Section 303A.12(a) CEO Certification to the NYSE on May 6, 2008.

	2008			2007
	Price Range			Price Range
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$44.95	$33.94	$0.15	$51.68	$43.51	$0.14
2nd Quarter	47.54	35.82	0.16	49.94	43.76	0.15
3rd Quarter	49.37	39.95	0.16	56.93	47.29	0.15
4th Quarter	42.52	26.07	0.16	53.10	43.82	0.15

The Company has paid 194 consecutive quarterly dividends through January 2009.  The number of registered holders of Common Stock as of February 17, 2009 was 621.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 27, 2008.

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
September 28 to November 1	-	$-	-	2,115,900

November 2 to November 29	-	-	-	2,115,900

November 30 toDecember 27	-	-	-	2,115,900

Total	-		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to a) have the Company withhold shares of common stock otherwise issuable under the award, b) tender back shares received in connection with such award or c) deliver previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

The Board of Directors has approved repurchase programs of up to three million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. The Company  repurchased 884,100 shares at an average purchase price of $21.96 per share under this program as of December 27, 2008.  A total of 110,000 of these shares were repurchased in the fiscal year ended December 27, 2008 for a total cost of $4.2 million.

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

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) the Common Stock of the Company, (2) the Standard & Poor’s Small Cap 600 Index and (3) the Standard & Poor’s 600 Electrical Components and Equipment Index for the period December 31, 2003 through December 27, 2008.  In each case, the graph assumes the investment of $100.00 on December 31, 2003.

	2004	2005	2006	2007	2008
Regal-Beloit Corporation	132.69	166.94	250.64	217.29	166.85
S&P SmallCap 600 Index	122.65	132.07	152.04	151.59	99.65
S&P 600 Electrical Components & Equipment	120.66	134.05	181.43	200.86	125.45

ITEM 6 - SELECTED FINANCIAL DATA

The selected statement of income data for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 and the balance sheet data at December 27, 2008, December 29, 2007 and December 30, 2006 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the year ended December 31, 2005 and December 31, 2004 and the balance sheet data at December 31, 2005 and 2004 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 27	December 29	December 30	December 31
	2008	2007	2006	2005	2004
Net Sales	$2,246,249	$1,802,497	$1,619,545	$1,428,707	$756,557
Income from Operations	230,431	206,060	194,017	134,572	55,162
Net Income	128,587	118,347	109,806	69,557	30,435
Total Assets	2,023,496	1,862,247	1,437,559	1,342,554	1,352,052
Long-term Debt	561,190	558,918	323,946	386,332	547,350
Shareholders' Investment	825,328	858,029	749,975	647,996	538,179
Earnings Per Share of Common Stock:
Basic	4.10	3.79	3.56	2.34	1.24
Assuming Dilution	3.87	3.49	3.28	2.25	1.22
Cash Dividends Declared	0.63	0.59	0.55	0.51	0.48
Shareholders' Investment	26.33	27.46	24.31	21.84	21.87
Weighted Average Shares Outstanding (in 000's):
Basic	31,343	31,252	30,847	29,675	24,603
Assuming Dilution	33,251	33,921	33,504	30,879	24,904
___________________________

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

Given the global economic slowdown, continued competitive marketplace and highly fluctuating raw material and energy costs, we anticipate that the near-term operating environment will remain challenging. However, we anticipate that our acquisitions, new products and the impact of our Lean Six Sigma program will provide additional funds for investment in support of key categories and new product development.

RESULTS OF OPERATIONS

2008 versus 2007

Net Sales

Worldwide sales for year ended December 27, 2008 were $2.246 billion, a 24.6% increase over the $1.802 billion reported for the year ended for December 29, 2007.  Full year 2008 sales included $404.5 million of incremental sales from the businesses acquired in 2007 and 2008 (see Note 3 of the Consolidated Financial Statements).

In the Electrical segment, sales increased 28.2% including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales are up 2.2%. Sales for the HVAC motor business continued to be negatively impacted by the weak housing markets, including new home construction and sales of existing homes.  Also, we believe that the replacement nature of our HVAC motors was negatively impacted by the lack of credit availability for homeowners who may have elected to repair HVAC systems rather than a full replacement. Sales for the full year 2008 for the HVAC business decreased 1.1%. We saw strength in sales of commercial and industrial motors and our power generation products throughout the majority of 2008, with global weakness in demand developing in the third and fourth quarters.  Sales of commercial and industrial motors increased approximately 2.8% for the full year 2008.  Sales of power generation products increased 21.9% for the same period.

Sales in the Mechanical segment increased 1.7% from the prior year period. Individual business results varied significantly depending on the strength of their end markets. Sales in the commercial and industrial product lines remained relatively strong throughout the year.  This strength was largely offset by weak sales in our Richmond Gear operation, which are dependent on consumer spending on discretionary auto and marine products.

From a geographic perspective, Asia-based sales increased 62.6% as compared to 2007.  In total, sales to regions outside of the United States were 27.1% of total sales for 2008 in comparison to 21.7% for 2007.

Gross Profit

The gross profit margin for the year ended December 27, 2008 was 22.3% as compared to the 22.9% reported for 2007. Higher material costs had a significant impact on 2008 partially offset by the contribution from new products, productivity efforts, pricing actions, and product mix.  The raw material cost increases resulted primarily from increases in the cost of copper and steel.  The gross profit margin for the Electrical segment reflected these impacts and decreased to 21.5% from 22.0% in 2007. Mechanical segment gross profit margin increased to 29.0% in 2008 from 28.7% in the prior year.

Operating Expenses

Operating expenses were $270.2 million (12.0% of sales) in the  year-ended December 27, 2008 versus $207.3 million (11.5% of sales) in 2007. The $62.9 million increase is driven by the full year impact of 2007 acquisitions and the 2008 acquisitions. Electrical segment operating expenses were 11.9% of sales in 2008 and 11.1% of sales in 2007.  Mechanical operating expenses as a percent of sales decreased to 13.3% from 13.8% in 2007.

Income from Operations (Operating Profit)

Income from operations was $230.4 million versus $206.1 million in the comparable period of 2007.  As a percent of sales, income from operations was 10.3% for the year ended December 27, 2008 versus 11.4% in the comparable period of 2007.  Electrical segment income from operations increased 12.9% to $191.5 million from $169.7 million in 2007 driven by the acquired businesses. As a percent of sales, Electrical segment operating income decreased to 9.6% in 2008 from 10.9% in 2007. This decrease reflected lower operating profit margins from the acquired businesses, and significantly increased raw material costs partially offset by contributions from new products, pricing actions, and productivity. Mechanical segment income from operations increased 7.0% to $38.9 million in 2008 from $36.4 million in 2007. As a percent of sales, Mechanical segment operating income increased to 15.7% in 2008 from 14.9% in 2007. Individual business results varied significantly based on the strength of their end markets.

Interest Expense, Net

Net interest expense was $26.2 million versus $21.1 million in the comparable period of 2007.  The increase is driven by higher levels of average debt outstanding driven by the acquisitions completed since August 2007.

Income Taxes

The effective tax rate for the year ended December 27, 2008 was 35.4% versus 34.4% in the prior year period.  The increase in the effective tax rate results from the global distribution of income and increases in certain statutory tax rates in Mexico and China. (See also Note 8 of the Consolidated Financial Statements).

Net Income

Net income for the year ended December 27, 2008 was $128.6 million, an increase of 8.7% versus the $118.3 million reported in the comparable period of 2007.  Fully diluted earnings per share was $3.87 as compared to $3.49 per share reported in 2007.  The average number of diluted shares was 33,250,689 during the year ended December 27, 2008 as compared to 33,920,886 during the comparable period last year.

2007 versus 2006

Net Sales

Worldwide sales for the year ended December 29, 2007 were $1.802 billion, an 11.3% increase from the $1.620 billion reported for 2006. Net sales for 2007 included $129.7 million of sales related to the four businesses acquired during 2007 (see Note 3 of the Consolidated Financial Statements).

Sales in the Electrical segment were $1.559 billion, up 11.9% from the $1.393 billion for 2006.  Sales for the HVAC motor business were negatively impacted by several factors including weak housing markets and strong 2006 comparables impacted by the legislated SEER 13 efficiency requirement which was effective on January 23, 2006.  We saw strength in sales of commercial and industrial motors that have benefited from overall economic strength. Net sales in the Electrical segment for 2007 included $129.7 million of sales related to the four businesses acquired during 2007 (see Note 3 of the Consolidated Financial Statements).

Sales in the Mechanical segment were $243.5 million, up 7.3% from the $227.0 million for 2006.  Sales for this segment in 2006 included approximately $7.1 million of sales related to the Company’s cutting tools business.  Substantially all of the assets of the Company’s cutting tools business were sold in May 2006.   Individual division results varied significantly with several divisions benefiting from the continued strength of the industrial economy.

Gross Profit

Our gross profit margin was 22.9% in 2007 as compared to 24.0% in 2006. The decrease in gross profit margin during 2007 was driven by the lower margins on acquired businesses and increases in material costs, particularly copper and aluminum, partially offset by productivity and Lean Six Sigma projects.  The spot price of copper was particularly volatile in 2007, ranging from around $2.40 to over $3.75 per pound.  The increase in material costs was offset by the benefits from productivity and Lean Six Sigma projects.  The gross profit margin for the Electrical segment reflected these impacts and decreased to 22.0% from 23.5% in 2006.  Mechanical segment gross profit margin increased to 28.7% from 27.4% in 2006 primarily as a result of productivity projects.

Operating Expenses

Operating expenses as a percentage of sales were 11.5% in 2007 as compared to 12.1% in 2006.  The decrease in operating expense as a percent of sales resulted from leveraging of fixed costs on the higher sales levels.  Electrical segment operating expenses were 11.1% of sales in 2007 and 11.6% of sales in 2006.  Mechanical operating expenses as a percent of sales decreased to 13.8% from 14.8% in 2006.

Income from Operations (Operating Profit)

In 2007, operating profit increased 6.2% to $206.1 million from the $194.0 million reported in 2006.  As a percent of sales, operating profit decreased to 11.4% of sales for 2007 from 12.0% in 2006.  The decrease is driven by the lower profit margins on the 2007 acquired businesses and the impact of higher material costs.  Electrical segment income from operations increased 2.7% in 2007 to $169.7 million from $165.3 million in 2006, and operating income margin decreased to 10.9% in 2007 from 11.9% in 2006.  Electrical segment operating profit was negatively impacted by the acquired businesses, and increases in raw material costs, particularly copper and aluminum.  Mechanical segment income from operations increased 26.5% to $36.3 million in 2007 from $28.7 million in 2006.  The Mechanical segment operating income margin for 2007 improved to 14.9% from 12.6% in 2006.  The results of the Mechanical segment reflect the positive impacts of increased volume and price increases, partially offset by increases in raw material costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $430.3 million at December 27, 2008, an increase of 3.3% from $416.6 million at year-end 2007.  The 2008 acquisitions added $18.0 million of working capital in 2008.  At December 27, 2008 our current ratio, the ratio of our current assets to current liabilities, was 2.0:1 versus 2.3:1 at the previous year-end.

Cash flow provided by operating activities (“operating cash flow”) was $154.2 million in 2008, a $46.4 million decrease from 2007.   The decrease was driven by a combined $55.9 million decrease in net cash provided from Receivables, Inventory and Accounts Payable. These working capital components used $16.3 million of operating cash in 2008 versus a combined $39.6 million provided in 2007. The $21.1 million decrease in net cash flow used in Current Liabilities and Other is driven by a $56.9 million net change  in deferred tax assets related to derivative instruments. Partially offsetting these increases was a $15.0 million increase in combined depreciation and amortization in 2008. Cash flow used in investing activities was $99.7 million in 2008, $274.0 million less than in 2007 driven by the $287.9 million lower acquisitions in 2008. Capital spending increased to $52.2 million in 2008 from $36.6 million a year earlier.  Our commitments for property, plant and equipment as of December 27, 2008 were approximately $9.2 million.  We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2009.

Cash flow used in financing activities was ($31.4) million in 2008 compared to $177.5 million provided by financing activities in 2007.  Our total debt increased by $12.2 million in 2008 driven by acquisitions.  We paid $19.4 million in dividends to shareholders in 2008, with our quarterly dividend increasing from $.15 to $.16 per share starting with the second quarter dividend payment.

During 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of Senior notes (“the Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”).  These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Company’s $500.0 million revolving credit facility, (“the Facility”)  permits the Company to borrow at interest rates (1.2% at December 27, 2008)  based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt (total debt excluding convertible debt) to EBITDA, as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At December 27, 2008, the interest rate of 3.2% was based on a margin over LIBOR

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of December 27, 2008.

In August, 2007 the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 11 of the Consolidated Financial Statements)

There were no commercial paper borrowings outstanding at December 27, 2008 or December 29, 2007.  Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility.  The Facility provides the liquidity backstop for outstanding commercial paper.  Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $500.0 million.

The Company, at December 27, 2008, also had $115.0 million of convertible senior subordinated notes outstanding, which were issued on April 5, 2004.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a note if certain conditions are met.  The Company may not call the notes for five years, and the note holders may only put the notes back to the Company at approximately the 5th, 10th and 15th year anniversaries of the issuance of the notes.  In  2004, the Company amended the indenture to eliminate its option to issue stock upon a conversion request, and require the Company to pay only cash up to the $115.0 million par value of the notes.  The Company retained the option to either pay cash, issue its stock or a combination thereof, for value above par, which is above the $25.56 stock conversion price.  The fair value of these notes at December 27, 2008 was approximately $154.0 million as compared to the fair value at December 29, 2007 of $204.1 million.  The Company has sufficient long term liquidity in its Facility ($469.6 million at December 27, 2008) to repay any notes put back to the Company by their holders.

As part of the 2008 acquisition of Hwada (see Note 3 of the Consolidated Financial Statements), the Company assumed $21.6 million of short term notes payable to banks. At December 27, 2008, the balance of Hwada notes payable was approximately $11.0 million, and the weighted average interest rate was 6.2%.

At December 27, 2008 a foreign subsidiary of the Company had outstanding short-term borrowings of $4.1 million, denominated in local currency with a weighted average interest rate of 3.4%.  As of December 29, 2007, this subsidiary had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The 2007 borrowings were made under a $15.0 million unsecured credit facility which expired in December 2008.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At December 27, 2008, net of interest rate swaps, we had $388.7 million of fixed rate debt and $187.8 million of variable rate debt. The variable rate debt is primarily under our Facility with an interest rate based on a margin above LIBOR.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 27, 2008 would result in a change in net income of approximately $0.3 million.

Predominately, all of our expenses are paid in cash, often with payment term provisions that include early payment discounts and time elements.  We believe that our ability to generate positive cash flow, coupled with our available revolver balance will be sufficient to fund our operations for the foreseeable future.  We continue to act to reduce our investment in working capital through improved and enforced payment terms and operational efficiencies.  Additionally, we believe that our capital expenditures for maintenance of equipment and facilities will be consistent with prior levels and not present a funding challenge.

We are in compliance with all of our debt covenants at the end of 2008.  We believe that we will continue to be in compliance with these covenants for the foreseeable future as we believe that we will continue to reduce outstanding debt balances during fiscal year 2009 and maintain an appropriate level of EBITDA.  However, our EBITDA performance is dependent our financial performance in these uncertain and challenging market conditions which developed in 2008 and have continued into 2009.

We will, from time to time, maintain positive cash balances which may be used to fund operations, repay outstanding debt and will be available for other investments which may include acquisitions of businesses or product lines, dividends, investments in new product development programs and the repurchase of our commons shares.

Our projections are based on all information known to the Company, which may change based on global economic events, our financial performance, actions by our customers and competitors and other factors discussed in Item 1A, Rick Factors.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following is a summary of the Company’s contractual obligations and payments due by period as of December 27, 2008 (in millions):

Payments due by Period	Debt Including Estimated* Interest Payments	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations
Less than 1 Year	$38.1	$16.0	$12.8	$160.6	$227.5
1 - 3 Years	154.2	19.4			173.6
3 - 5 Years	221.2	10.6			231.8
More than 5 Years	286.4	3.8			290.2
Total	$699.9	$49.8	$12.8	$160.6	$923.1

NOTE: The timing and future spot prices affect the settlement values of the Company’s hedge obligations related to commodities, currency and interest rate swap agreements.  Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of the Company’s FIN48 liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations.  Future pension obligation payments after 2009 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 27, 2008.

*Variable rate debt based on December 27, 2008 rates.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At December 27, 2008, the Company had outstanding standby letters of credit totaling approximately $10.4 million. We had no other material commercial commitments.

The Company did not have any material variable interest entities as of December 27, 2008 and December 29, 2007.  Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

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

We use contracts and customer purchase orders to determine the existence of an agreement of sale.  We use shipping documents and customer acceptance, when applicable, to verify delivery.  We assess whether the sales price is subject to refund or adjustment, and we assess collectability based on the creditworthiness of the customer as well as the customer’s payment history.

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

Impairment of Long-Lived Assets or Goodwill and Other Intangibles

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows.  We evaluate the recoverability of goodwill and other intangible assets annually or more frequently if events or circumstances indicate that an asset might be impaired.  When applying the impairment rules we use estimates to determine when an impairment is necessary.  Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends.  We perform our annual impairment test as of the end of the October fiscal month each year in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.

Derivatives

The Company periodically enters into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities.  The Company also uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. Finally, we also have certain LIBOR-based floating rate borrowings that expose the Company to variability in interest rates that have been swapped into a pay fixed/receive LIBOR based interest rate swap agreement.

The Company accounts for derivative instruments based on SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of derivatives is recorded on the balance sheet based on level 2 inputs as defined in SFAS 133. See Note 11 of Notes to the Consolidated Financial Statements.

Retirement Plans

Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans.  Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed.  Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms.  The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.25% and an average discount rate at approximately 6.9% for our defined benefit pension plans as of December 27, 2008.  (See also Note 6 of the Consolidated Financial Statements).

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which requires that convertible debt securities, that upon conversion may be settled by the issuer fully or partially in cash, be split into a debt and equity component.  APB 14-1 is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company will adopt APB 14-1 upon its effective date, which will have a material impact on the reported values of debt and equity.  The adoption of APB 14-1 will reduce historical diluted earnings per share from 2004 through 2008 by approximately $.07 to $.09 per share in each year, respectively. The 2009 impact of APB 14-1 will be a reduction of diluted earnings of approximately $.02 per share.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations”, which is effective for fiscal years (and interim periods) beginning after December 15, 2008.  We will adopt the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  We will adopt the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (SFAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB also issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The Company is eligible for the delay as it had not previously adopted SFAS 157.  The Company chose to partially adopt SFAS 157, as permitted (see Note 12 to the Consolidated Financial Statements). On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which amends SFAS 157 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset.” We believe that our valuations of financial assets at December 27, 2008 reflect the considerations of FSP 157-3.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At December 27, 2008, net of interest rate swaps, we had $388.7 million of fixed rate debt and $187.8 million of variable rate debt.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.  Details regarding the instruments, as of December 27, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($25.4) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($24.2) million

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 27, 2008, would result in a change in after-tax annualized earnings of approximately $0.3 million.

The Company periodically enters into commodity hedging transactions to reduce the impact of changing prices for certain commodities, such as copper and aluminum.  Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

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

All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (loss) (“AOCI”) in each accounting period.  An ineffective portion of the hedges change in fair value, if any, is recorded in earnings in the period of change.

The Company periodically enters into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity liabilities of ($62.1) million are recorded in Hedging Obligations at December 27, 2008.  Derivative commodity liabilities of ($6.1) million are recorded in Hedging Obligations at December 29, 2007.  The unrealized loss on the effective portion of the contracts of ($32.9) million net of tax and ($3.8) million net of tax, as of December 27, 2008 and December 29, 2007, respectively, was recorded in AOCI.  At December 27, 2008, the Company had an additional ($13.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of December 27, 2008, derivative currency liabilities of ($30.8) million are recorded in Hedging Obligations. At December 29, 2007 derivative currency assets (liabilities) of $3.4 million and ($0.1) million were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations, respectively.  The unrealized (loss) gain on the effective portion of the contracts of ($20.1) million net of tax and $2.1 million net of tax, as of December 27, 2008 and December 29, 2007, was recorded in AOCI. At December 27, 2008, the Company had an additional ($1.6) million, net of tax of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of December 27, 2008 and December 29, 2007, an interest rate swap liability of ($49.6) million and ($14.4) million was included in Hedging Obligations, respectively.  The unrealized loss on the effective portion of the contracts of ($30.7) million and ($8.9) million, net of tax as of December 27, 2008 and December 29, 2007 respectively, was recorded in AOCI.

The net AOCI balance of ($98.9) million loss at December 27, 2008 is comprised of ($60.4) million of net current deferred losses expected to be realized in the next year, and ($38.5) million net non-current deferred losses.  The impact of hedge ineffectiveness was immaterial for all periods presented.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Net Sales	$536,343	$418,646	$606,316	$459,795	$620,607	$449,374	$482,983	$474,682
Gross Profit	122,099	97,227	131,177	103,876	132,797	106,714	114,607	105,536
Income from
Operations	57,612	47,331	67,494	60,055	65,734	53,375	39,591	45,299
Net Income	32,167	26,813	38,076	36,523	36,906	31,239	21,438	24,042
Earnings Per Share:
Basic	1.03	0.87	1.21	1.15	1.18	1.00	0.68	0.77
Assuming Dilution	0.97	0.80	1.14	1.06	1.09	0.92	0.67	0.71
Weighted Average Number of
Shares Outstanding:
Basic	31,317	30,814	31,306	31,547	31,357	31,321	31,393	31,326
Assuming Dilution	33,117	33,548	33,526	34,178	33,716	34,104	32,623	33,840

Net Sales
Electrical	473,793	357,256	541,055	395,643	556,529	389,502	427,265	416,562
Mechanical	62,550	61,390	65,261	64,152	64,078	59,872	55,718	58,120

Income from Operations
Electrical	47,565	39,123	57,894	48,736	56,597	44,167	29,476	37,663
Mechanical	10,047	8,208	9,600	11,319	9,137	9,208	10,115	7,636

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of its evaluation, the Company’s management concluded that, as of December 27, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 27, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 25, 2009

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regal Beloit Corporation:

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, shareholders’ investment, comprehensive income (loss), and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal-Beloit Corporation and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche, LLP
Milwaukee, Wisconsin
February 25, 2009

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)

	For the Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Net Sales	$2,246,249	$1,802,497	$1,619,545

Cost of Sales	1,745,569	1,389,144	1,230,174

Gross Profit	500,680	413,353	389,371

Operating Expenses	270,249	207,293	195,354

Income From Operations	230,431	206,060	194,017

Interest Expense	27,709	22,056	19,886

Interest Income	1,479	933	711

Income Before Taxes & Minority Interest	204,201	184,937	174,842

Provision For Income Taxes	72,225	63,683	62,051

Income Before Minority Interest	131,976	121,254	112,791

Minority Interest in Income, Net of Tax	3,389	2,907	2,985

Net Income	$128,587	$118,347	$109,806

Earnings Per Share of Common Stock:

Basic	$4.10	$3.79	$3.56

Assuming Dilution	$3.87	$3.49	$3.28

Weighted Average Number of Shares Outstanding:

Basic	31,343,330	31,252,145	30,846,854

Assuming Dilution	33,250,689	33,920,886	33,504,190

See accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share and Per Share Data)

ASSETS	December 27,	December 29,
	2008	2007
Current Assets:
Cash and Cash Equivalents	$65,250	$42,574
Receivables, less Allowances
of $11,145 in 2008 and of $10,734 in 2007	311,654	297,569
Inventories	359,918	318,200
Prepaid Expenses and Other Current Assets	49,266	35,626
Deferred Income Tax Benefits	75,174	34,522
Total Current Assets	861,262	728,491
Property, Plant and Equipment:
Land and Improvements	39,982	31,766
Buildings and Improvements	127,018	117,707
Machinery and Equipment	457,063	435,792
Property, Plant and Equipment, at Cost	624,063	585,265
Less - Accumulated Depreciation	(265,691)	(245,922)
Net Property, Plant and Equipment	358,372	339,343

Goodwill	672,475	654,261
Intangible Assets, Net of Amortization	120,784	129,473
Other Noncurrent Assets	10,603	10,679
Total Assets	$2,023,496	$1,862,247

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts Payable	$202,456	$183,215
Dividends Payable	5,024	4,700
Accrued Compensation and Employee Benefits	64,207	55,315
Other Accrued Expenses	63,457	57,287
Hedging Obligations	80,578	6,071
Current Maturities of Long-Term Debt	15,280	5,332
Total Current Liabilities	431,002	311,920

Long-Term Debt	561,190	558,918
Deferred Income Taxes	71,715	75,055
Hedging Obligations	61,958	14,493
Pension and other Post Retirement Benefits	43,768	20,742
Other Noncurrent Liabilities	16,881	12,548

Minority Interest in Consolidated Subsidiaries	11,654	10,542
Commitments and Contingencies (see Note 9)

Shareholders' Investment:
Common Stock, $.01 par value, 100,000,000 shares authorized,
32,282,395 issued in 2008,
32,105,824 issued in 2007	323	321
Additional Paid-In Capital	342,712	335,452
Less-Treasury Stock, at cost, 884,100 shares in 2008
and 774,100 shares in 2007	(19,419)	(15,228)
Retained Earnings	644,141	535,304
Accumulated Other Comprehensive Income (Loss)	(142,429)	2,180
Total Shareholders' Investment	825,328	858,029
Total Liabilities and Shareholders' Investment	$2,023,496	$1,862,247

See accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In Thousands of Dollars, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	$315	$316,426	$(15,228)	$343,161	$(657)	$3,979	$647,996

Net Income	$-	$-	$-	$109,806	$-	$-	$109,806
Dividends Declared ($.55 per share)	-	-	-	(16,996)	-	-	(16,996)
Reclassification of Unearned Compensation due to adoption of SFAS 123(R)	-	657	-	-	657	-	-
Stock Options Exercised, including income tax benefit and share cancellations	3	9,801	-	-	-	-	9,804
Stock-based Compensation	-	3,572	-	-	-	-	3,572
Pension and Post Retirement Benefit Adjustment, net of tax	-	-	-	-	-	(5,838)	(5,838)
Other Comprehensive Income (see detail Comprehensive Income Statement)	-	-	-	-	-	1,631	1,631
Balance, December 30, 2006	$318	$329,142	$(15,228)	$435,971	$-	$(228)	$749,975

FIN 48 Cumulative effect adjustment (Note 8)	-	-	-	(560)	-	-	(560)
Adjusted Balance at December 31, 2006	$318	$329,142	$(15,228)	$435,111	$-	$(228)	$749,415

Net Income	$-	$-	$-	$118,347	$-	$-	$118,347
Dividends Declared ($.59 per share)	-	-	-	(18,454)	-	-	(18,454)
Stock Options Exercised, including income tax benefit and share cancellations	3	2,469	-	-	-	-	2,472
Stock-based Compensation	-	3,841	-	-	-	-	3,841
Other Comprehensive Income (see detail Comprehensive Income Statement)	-	-	-	-	-	2,408	2,408
Balance, December 29, 2007	$321	$335,452	$(15,228)	$535,304	$-	$2,180	$858,029

Net Income	$-	$-	$-	$128,587	$-	$-	$128,587
Dividends Declared ($.63 per share)	-	-	-	(19,750)	-	-	(19,750)
Purchases of 110,000 shares of treasury stock	-	-	(4,191)	-	-	-	(4,191)
Stock Options Exercised, including income tax benefit and share cancellations	2	2,680	-	-	-	-	2,682
Stock-based Compensation	-	4,580	-	-	-	-	4,580
Other Comprehensive Loss (see detail Comprehensive Income Statement)	-	-	-	-	-	(144,609)	(144,609)
Balance, December 27, 2008	$323	$342,712	$(19,419)	$644,141	$-	$(142,429)	$825,328

See accompanying Notes to Consolidated Financial Statements.

 REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands of Dollars)

	For the Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net Income	$128,587	$118,347	$109,806
Other Comprehensive Income (Loss):
Pension and Post Retirement benefits net of tax (benefit) expense
of ($8,441), $1,549 and $553	(13,773)	2,850	902
Currency translation adjustments	(42,484)	13,135	2,488
Change in fair value of hedging activities net of tax (benefit)
expense of ($45,570), ($5,924) and $351	(74,351)	(9,664)	572
Hedging Activities Reclassified into Earnings from Other
Comprehensive Income (Loss) net of tax expense (benefit)
of $733, ($2,398), and ($1,429)	1,195	(3,913)	(2,331)
Deferred Losses on Closed Hedge Contracts, net of tax
benefit of ($9,313)	(15,196)	-	-
Other Comprehensive Income (Loss)	(144,609)	2,408	1,631
Comprehensive Income (Loss)	$(16,022)	$120,755	$111,437
See accompanying Notes to Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	For the Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$128,587	$118,347	$109,806
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	45,963	36,915	30,823
Amortization	15,638	9,704	6,859
Stock-based Compensation	4,580	3,841	3,572
Provision for Deferred Income Taxes	7,903	7,091	5,376
Minority Interest in Earnings of Subsidiaries	3,389	2,907	2,985
Excess Tax Benefits from Stock-based Compensation	(2,463)	(6,712)	(3,949)
Losses (Gains) on Sales of Property, Plant and Equipment	124	564	(1,889)
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	15,092	1,246	(17,935)
Inventories	(8,882)	18,002	(47,146)
Accounts Payable	(22,553)	20,316	16,969
Current Liabilities and Other	(33,179)	(11,595)	(11,923)
Net Cash Provided from Operating Activities	154,199	200,626	93,548

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(52,209)	(36,628)	(52,545)
Business Acquisitions, Net of Cash Acquired	(49,702)	(337,643)	(10,962)
Sale of Property, Plant and Equipment	2,238	637	20,189
Net Cash Used in Investing Activities	(99,673)	(373,634)	(43,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-Term Debt Proceeds	165,200	250,000	8,500
Net (Payments) Proceeds from Short-Term Borrowings	(11,820)	5,000	-
Payments of Long-Term Debt	(324)	(382)	(1,294)
Net (Repayments) Proceeds from Commercial Paper Borrowings	-	(49,000)	24,000
Net Repayments Under Revolving Credit Facility	(162,700)	(14,500)	(69,900)
Proceeds from the Exercise of Stock Options	2,880	2,190	6,942
Excess Tax Benefits from Stock-based Compensation	2,463	6,712	3,949
Financing Fees Paid	(454)	(1,706)	-
Distributions to Minority Partners	(3,044)	(2,741)	(2,538)
Purchases of Treasury Stock	(4,191)	-	-
Dividends Paid to Shareholders	(19,426)	(18,099)	(16,627)
Net Cash (Used in) Provided from Financing Activities	(31,416)	177,474	(46,968)

EFFECT OF EXCHANGE RATE ON CASH:	(434)	1,588	511

Net Increase in Cash and Cash Equivalents	22,676	6,054	3,773
Cash and Cash Equivalents at Beginning of Year	42,574	36,520	32,747
Cash and Cash Equivalents at End of Year	$65,250	$42,574	$36,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$26,877	$20,789	$20,185
Income Taxes	68,653	50,186	72,694

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 27, 2008

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

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.  All fiscal years contained herein were 52 weeks.

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

Receivables

Receivables are stated at estimated net realizable value.  Receivables are comprised of balances due from customers and other non-trade receivables such as value added tax, employee advances, deposits with vendors and other receivables, net of estimated allowances.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories

The approximate percentage distribution between major classes of inventory at year end is as follows:

	2008	2007
Raw Material and Work in Process	29%	35%
Finished Goods and Purchased Parts	71%	65%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 63% of the Company's inventory at December 27, 2008 and 71% in 2007, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $75.0 million and $47.1 million as of December 27, 2008 and December 29, 2007, respectively. Material, labor and factory overhead costs are included in the inventories.

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

Earnings per Share (EPS)

Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”.  Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.  Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below.  The amount of these shares was 914,050 for 2008, 177,500 for 2007, and -0- for 2006.  The following table reconciles the basic and diluted shares used in the per share calculations for the three years ended December 27, 2008 (in thousands):

	2008	2007	2006
Denominator for basic EPS	31,343	31,252	30,847
Effect on dilutive securities	1,908	2,669	2,657
Denominator for diluted EPS	33,251	33,921	33,504

Retirement Plans

Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans.  Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed.  Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms.  The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.25% and an average discount rate at approximately 6.9% for our defined benefit pension plans as of December 27, 2008.  (See also Note 6 of the Consolidated Financial Statements).

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Property, Plant and Equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company assesses these assets for impairment when the undiscounted expected future cash flows derived from an asset are less than its carrying value.  If we determine an asset is impaired, we measure the impairment as the amount by which the carrying value exceeds fair value.  Such analyses necessarily involve significant estimates.

Product Warranty Reserves

The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated.

Accumulated Other Comprehensive (Loss) Income

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in shareholder’s investment under accumulated other comprehensive income (loss).  The components of the ending balances of Accumulated Other Comprehensive (Loss) Income are as follows (in thousands):

	2008	2007
Translation adjustments	$(21,204)	$21,280
Hedging activities, net of tax	(98,932)	(10,580)
Pension and post retirement benefits, net of tax	(22,293)	(8,520)
Total	$(142,429)	$2,180

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.  Any fair value changes are recorded in net earnings or Accumulated Other Comprehensive Income.

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

Life Insurance Policies

The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $10.7 million at December 27, 2008 and $10.6 million at December 29, 2007. The cash surrender value, net of policy loans, was $2.9 million and $2.3 million at December 27, 2008 and December 29, 2007, respectively, and is included as a component of Other Noncurrent Assets.

Fair Values

The fair values of cash equivalents, receivables, inventories, accounts payable, and other accrued expenses approximate the carrying values due to the short period of time to maturity.  The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates, except for the convertible senior subordinated debt discussed in Note 5, and the fair value of derivative instruments is determined based on quotes.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which requires that convertible debt securities, that upon conversion may be settled by the issuer fully or partially in cash, be split into a debt and equity component.  APB 14-1 is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company will adopt APB 14-1 upon its effective date, which will have a material impact on the reported values of debt and equity. The adoption of APB 14-1 will reduce historical diluted earnings per share from 2004 through 2008 by approximately $.07 to $.09 per share. The 2009 impact of APB 14-1 is a reduction of diluted earnings of approximately $.02 per share.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations”, which is effective for fiscal years (and interim periods) beginning after December 15, 2008.  We will adopt the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  We will adopt the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

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

In December 2007, the FASB also issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The Company is eligible for the delay as it had not previously adopted SFAS 157.  The Company chose to partially adopt SFAS 157, as permitted (see Note 12 to the Consolidated Financial Statements). On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which amends SFAS 157 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset.” We believe that our valuations of financial assets at December 27, 2008 reflect the considerations of FSP 157-3.

(3) ACQUISITIONS

The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition.  The following acquisitions for 2008 and 2007 were not considered to be material business combinations.

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

On September 30, 2008, the Company acquired Dutchi Motors B.V.  (“Dutchi”) located in Arnhem, The Netherlands.  Dutchi is a leading distributor of industrial motors in Western and Eastern Europe, South Africa, Russia and the Middle East.  Dutchi is one of the largest distributors of the Company’s Hwada motor products, which was purchased in April, 2008.  The Dutchi business is reported as part of the Company’s Electrical segment.

The purchase price allocations for the Hwada and Dutchi acquisitions totaled $54.0 million, net of cash acquired and are preliminary, pending the finalization of working capital adjustments, fair valuations and further analysis of contingencies. Additionally, under the terms of the Hwada acquisition, the Company will pay to the seller up to $8.5 million received in the future upon the sale of certain real property rights owned by Hwada.  The excess of the purchase price over the estimated fair values of the net assets acquired was assigned to goodwill.  Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

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

The purchase price allocations for the Fasco, Jakel, Morrill and Alstom acquisitions have been finalized during 2008.  The combined purchase price, net of cash acquired, was $331.1 million. The excess of the purchase price over the estimated fair values of the net assets acquired was assigned to goodwill.

The Company’s summarized unaudited proforma results of operations as if the four 2007 acquisitions had been effective at the beginning of fiscal 2006 are as follows (in thousands, except earnings per share):

	2007	2006
Net Sales	$2,113,947	$2,109,008
Income Before Taxes	193,449	173,971
Net Income	123,937	109,244
Earnings Per Share of Common Stock-Assuming Dilution	$3.65	$3.26

The following table summarizes the fair values of the assets acquired and liabilities assumed as a result of the 2007 acquisitions as of the date of acquisition.

(In millions)
Current Assets	$133.1
Property, Plant and Equipment	88.8
Intangible Assets subject to Amortization (11 year weighted-average useful life)	92.4
Other Noncurrent Assets	1.0
Goodwill	107.6
Total Assets Acquired	$422.9
Liabilities	$80.9
Deferred Taxes	10.9
Total Liabilities Assumed	$91.8
Net Assets Acquired	$331.1

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

During 2008, the Company finalized the goodwill related to the four 2007 acquisitions.  Adjustments during the preliminary period included final valuations of property, plant and equipment, intangible assets and other contingencies.

As described above in Note 3 the Consolidated Financial Statements, during 2008 the Company acquired two separate businesses, Hwada Motors and Dutchi Motors.  The purchase price allocations are preliminary, pending the finalization of working capital, fair valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the allocation period, not to exceed one year from the date of acquisition.  A preliminary allocation of $22.5 million was included in goodwill at December 27, 2008 related to the two 2008 acquisitions.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total Company
Balance, December 30, 2006	$545,622	$530	$546,152
Net Acquisitions and Fair Value Adjustments	107,945	-	107,945
Translation Adjustments	164	-	164
Balance, December 29, 2007	$653,731	$530	$654,261
Net Acquisitions and Fair Value Adjustments	21,201	-	21,201
Translation Adjustments	(2,987)	-	(2,987)
Balance, December 27, 2008	$671,945	$530	$672,475

Intangible Assets

The preliminary amortizable intangible assets related to the two 2008 acquisitions (see Note 3 to the Consolidated Financial Statements) are included below.

Other intangible assets consisted of the following (in thousands):

Gross Intangibles
Asset Description	Useful Life (years)	December 29, 2007	Net Acquisitions and Fair Value Adjustments	Translation Adjustments	December 27, 2008
Non-Compete Agreements	5	$5,588	$-	$179	$5,767
Trademarks	3 - 21	18,887	745	(142)	19,490
Patents	10	15,410	-	-	15,410
Engineering Drawings	10	1,200	-	-	1,200
Customer Relationships	10 - 15	84,572	9,348	(1,287)	92,633
Technology	6 - 11	27,474	(1,742)	(293)	25,439
Total Gross Intangibles		$153,131	$8,351	$(1,543)	$159,939

Accumulated Amortization
Asset Description	Useful Life (years)	December 29, 2007	Amortization	Translation Adjustments	December 27, 2008
Non-Compete Agreements	5	$(2,540)	$(1,147)	$(68)	$(3,755)
Trademarks	3 - 21	(4,752)	(1,300)	26	(6,026)
Patents	10	(4,648)	(1,542)	-	(6,190)
Engineering Drawings	10	(367)	(120)	-	(487)
Customer Relationships	10 - 15	(10,325)	(8,451)	151	(18,625)
Technology	6 - 11	(1,026)	(3,186)	140	(4,072)
Total Accumulated Amortization		$(23,658)	$(15,746)	$249	$(39,155)

Intangible Assets, Net of Amortization		$129,473			$120,784

Estimated Amortization (in millions)

2009	2010	2011	2012	2013
$ 14.4	$ 13.7	$ 13.3	$ 13.0	$ 13.0

(5)  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of December 27, 2008 and December 29, 2007 was as follows (in thousands):

	December 27,	December 29,
	2008	2007
Senior notes	$250,000	$250,000
Term Loan	165,000	-
Revolving credit facility	20,000	182,700
Convertible senior subordinated debt	115,000	115,000
Other	26,470	16,550
	576,470	564,250
Less: Current maturities	(15,280)	(5,332)
Non-current portion	$561,190	$558,918

During 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”) .  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At December 27, 2008, the interest rate of 3.2% was based on a margin over LIBOR.  The proceeds from the Term Loan were used to reduce the balance on the Company’s revolving credit facility.

The Company’s $500.0 million revolving credit facility (“the Facility”) permits the Company to borrow at interest rates (1.2% at December 27, 2008) based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our senior funded debt to our EBITDA.

There were no commercial paper borrowings outstanding at December 27, 2008 or December 29, 2007.  Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Facility.  The Facility provides the liquidity backstop for outstanding commercial paper.  Accordingly, the combined outstanding balances of the Facility and commercial paper cannot exceed $500.0 million.

The average balance outstanding under the Facility in 2008 was $83.4 million and in 2007 was $182.0 million.  The average interest rate paid under the Facility was 2.9% in 2008 and 5.7% in 2007.  The Company also paid an unused commitment fee under the Facility.  The Company had $469.6 million of available borrowing capacity under the Facility at December 27, 2008.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of December 27, 2008.

In August, 2007 the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 11 to the Consolidated Financial Statements).

As part of the 2008 acquisition of Hwada (see Note 3 to the Consolidated Financial Statements), the Company assumed $21.6 million of short term notes payable to banks. At December 27, 2008, the balance of Hwada notes payable was approximately $11.0 million, and the weighted average interest rate was 6.2%.

The Company, at December 27, 2008, also had $115.0 million of convertible senior subordinated notes outstanding, which were issued on April 5, 2004.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75%  for five years, and may increase thereafter at ..25% of the average trading price of a note if certain conditions are met.  The Company may not call the notes for five years, and the note holders may only put the notes back to theCompany at approximately the 5th, 10th and 15th year anniversaries of the issuance of the notes.  In  2004, the Company amended the indenture to eliminate its option to issue stock upon a conversion request, and require the Company to pay only cash up to the $115.0 million par value of the notes.  The Company retained the option to either pay cash, issue its stock or a combination thereof, for value above par, which is above the $25.56 stock conversion price.  The fair value of these notes at December 27, 2008 was approximately $154.0 million as compared to the fair value at December 29, 2007 of $204.1 million.  In the table below, the maturity of these convertible notes is shown in 2012 as they may be converted based on a formula related to our stock price, but are not considered current as our Facility provides sufficient long term liquidity to repay any notes put back to the Company by their holders.

At December 27, 2008 a foreign subsidiary of the Company had outstanding short-term borrowings of $4.1 million, denominated in local currency with a weighted average interest rate of 3.4%. At December 29, 2007, this foreign subsidiary of the Company had outstanding borrowings of $5.0 million denominated in U.S. dollars.  The borrowings were made under a $15.0 million unsecured credit facility which expired in December 2008.

Maturities of long-term debt are as follows (in thousands):

Year
2009	$15,280
2010	183
2011	165
2012	135,304
2013	165,318
Thereafter	260,220
Total	$576,470

(6)  RETIREMENT PLANS

The Company has a number of retirement plans that cover most of its domestic employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed.  The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $4.8 million, $3.8 million and $3.3 million in 2008, 2007 and 2006, respectively.

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

The Company’s defined benefit pension assets are invested in equity securities and fixed income investments based on the Company’s overall strategic investment direction as follows:

	Target
	Allocation	Return
Equity investments	75%	9-10%
Fixed income	25%	5.5-6.5%
Total	100%	8.25%

The Company’s investment strategy for its defined benefit pension plans is to achieve moderately aggressive growth, earning a long-term rate of return sufficient to allow the plans to reach fully funded status. Accordingly, allocation targets have been established to fit this strategy, with a heavier long-term weighting of investments in equity securities. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The defined benefit pension plan assets were invested as follows:

	2008	2007
Equity investments	74%	76%
Fixed income	26%	24%
Total	100%	100%

As of December 30, 2006 the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in thousands):

	2008	2007
Change in projected benefit obligation:
Obligation at beginning of period	$100,205	$86,268
Service cost	4,051	4,019
Interest cost	5,831	5,877
Actuarial loss (gain)	184	(4,520)
Plan amendments	(2,844)	1,313
Benefits paid	(4,306)	(3,993)
Foreign currency translation	(2,927)	105
Other - acquired plan	2,845	11,136
Obligation at end of period	$103,039	$100,205

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$78,285	$61,901
Actual return on plan assets	(20,822)	5,898
Employer contributions	4,793	3,343
Benefits paid	(4,306)	(3,993)
Foreign currency translation	(2,634)	-
Other - acquired plan	2,747	11,136
Fair value of plan assets at end of period	$58,063	$78,285

Funded status	$(44,976)	$(21,920)

In accordance with SFAS No. 158, the Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in thousands):

	2008	2007
Other Accrued Expenses	$(1,208)	$(1,178)
Pension and Other Post Retirement Benefits	(43,768)	(20,742)
	$(44,976)	$(21,920)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$34,240	$11,651
Prior service cost	1,719	2,132
	$35,959	$13,783

The 2006 after tax adjustment for additional minimum pension liability resulted in other comprehensive income of $.9 million.

The accumulated benefit obligation for all defined benefit pension plans was $98.2 million and $90.0 million at December 27, 2008 and December 29, 2007, respectively.

The following table presents information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	2008	2007
Projected benefit obligation	$103,039	$32,257
Accumulated benefit obligation	$98,172	$27,092
Fair value of plan assets	$58,063	$11,147

The following weighted-average assumptions were used to determine the projected benefit obligation at year end:

	2008			2007
Discount rate	6.86%	to	6.95%	6.36%	to	6.68%
Expected long-term rate of return of assets			8.25%			8.25%

Certain of our defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases.  For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended December 27, 2008 and December 29, 2007.

Net periodic pension benefit costs for the defined benefit pension plans were as follows (in thousands):

	2008	2007	2006
Service cost	$4,051	$4,019	$9,043
Interest cost	5,831	5,877	4,425
Expected return on plan assets	(5,482)	(5,802)	(4,903)
Amortization of net actuarial loss	716	954	1,108
Amortization of prior service cost	199	214	128
Net periodic benefit cost	$5,315	$5,262	$9,801

For the year ended December 27, 2008, the net actuarial loss and prior service cost for the defined benefit pension plans that was amortized into periodic pension benefit cost was $0.7 million and $0.2 million, respectively.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2009 fiscal year are $0.8 million and $0.2 million, respectively.

As permitted under paragraph 26 of SFAS No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The following assumptions were used to determine net periodic pension cost for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

	2008			2007			2006
Discount rate	6.36%	to	6.68%	5.89%	to	6.00%	5.75%
Expected long-term rate of return on assets			8.25%			8.5%	8.75%

The Company estimates that in 2009, it will make contributions in the amount of $12.8 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2009	$4.7
2010	5.0
2011	5.6
2012	5.9
2013	7.5
2014-2018	$43.2

(7)   SHAREHOLDERS’ INVESTMENT

Under SFAS 123(R), the Company recognized approximately $4.6 million, $3.8 million and $3.6 million in share-based compensation expense in 2008, 2007 and 2006, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.  As of December 27, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $11.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.6 years.  The total income tax benefit recognized relating to share-based compensation for the year ended December 27, 2008 was approximately $2.5 million.

On April 20, 2007, shareholders approved the 2007 Regal Beloit Corporation 2007 Equity Incentive Plan (“2007 Plan”), which authorized an additional 2.5 million shares for issuance under the 2007 Plan.  Under the 2007 Plan and the Company’s 2003 and 1998 stock plans, the Company was authorized as of December 27, 2008 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.4 million shares were available for future grant or payment under the various plans at December 27, 2008.

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

The per share weighted average fair value of share-based incentive awards granted (options and SAR’s) was $14.68 and $17.13 for the years ended December 27, 2008 and December 29, 2007, respectively.  The fair value of the awards for the years ended December 27, 2008 and December 29, 2007 were estimated on the date of grant using the Black-Scholes pricing model and the following weighted average assumptions; expected life of seven years; risk-free interest rate of 3.7% and 4.6%; expected dividend yield of 1.4% and 1.2%; and expected volatility of 32.0% and 31.9%, respectively.

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

Following is a summary of share-based incentive plan grant activity (options and SAR’s) for the three fiscal years ended 2008, 2007 and 2006:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at December 31, 2005	1,798,317	$23.27
Granted	287,750	38.17
Exercised	(453,142)	20.70
Forfeited	(30,200)	24.75
Outstanding at December 30, 2006	1,602,725	26.64	5.2	$35.2
Exercisable at December 30, 2006	956,016	23.16	3.3	28.1

Outstanding at December 30, 2006	1,602,725	$26.64
Granted	315,750	46.24
Exercised	(424,850)	24.20
Forfeited	(8,850)	47.01
Outstanding at December 29, 2007	1,484,775	31.40	5.9	$20.6
Exercisable at December 29, 2007	741,108	24.03	4.6	15.5

Outstanding at December 29, 2007	1,484,775	$31.40
Granted	306,000	42.30
Exercised	(329,000)	23.77
Forfeited	(18,150)	35.35
Outstanding at December 27, 2008	1,443,625	35.46	7.1	$5.3
Exercisable at December 27, 2008	660,792	27.82	5.6	4.9

The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

The table below presents share-based compensation activity for the three fiscal years ended 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Total intrinsic value of stock options exercised	$6.3	$9.6	$11.4
Cash received from stock option exercises	2.9	2.2	6.9
Income tax benefit from the exercise of stock options	2.5	6.7	3.9
Total fair value of stock options vested	6.5	6.8	7.5

Restricted Stock

The Company also granted restricted stock awards to certain employees.  The Company restrictions lapse two to three years after the date of the grant.  The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three fiscal years ended 2008, 2007 and 2006:

	Shares	Wtd. Avg. Share Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock balance at December 31, 2005:	44,175	$26.72	$1.2
Granted	49,500	37.31	4.2
Restricted stock balance at December 30, 2006:	93,675	$32.31	$5.4
Granted	35,750	42.03	1.7
Vested	(33,975)	25.76	(3.3)
Restricted stock balance at December 29, 2007:	95,450	$38.27	$3.8
Granted	32,850	42.28	1.4
Vested	(10,200)	29.75	(0.3)
Restricted stock balance at December 27, 2008:	118,100	$41.72	$4.9

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

Treasury Stock

The Board of Directors has approved repurchase programs of up to 3,000,000 common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 27, 2008, the Company has repurchased 884,100 shares at an average purchase price of $21.96 per share.  During the fiscal year ended December 27, 2008 the Company repurchased 110,000 shares for a total cost of $4.2 million.

(8)   INCOME TAXES

Income before income taxes and minority interest consisted of the following (in thousands):

	2008	2007	2006
United States	$170,075	$153,140	$152,244
Foreign	34,126	31,797	22,598
Total	$204,201	$184,937	$174,842

The provision for income taxes is summarized as follows (in thousands):

	2008	2007	2006
Current
Federal	$45,187	$44,666	$45,756
State	7,795	5,255	5,844
Foreign	11,340	6,671	5,075
	64,322	56,592	56,675
Deferred	7,903	7,091	5,376
Total	$72,225	$63,683	$62,051

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	2.0	2.2
Domestic production activities deduction	(0.9)	(1.0)	(0.6)
Other, net	(1.3)	(1.6)	(1.1)
Effective tax rate	35.4%	34.4%	35.5%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes.  The Company’s net deferred tax assets as of December 27, 2008 of $3.5 million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $75.2 million and a net non-current deferred income tax liability of $71.7 million.  The components of this net deferred tax assets (liability) are as follows (in thousands):

	December 27, 2008	December 29, 2007
Accrued employee benefits	$29,697	$19,108
Bad debt reserve	3,078	1,931
Warranty reserve	3,085	2,844
Inventory	6,506	3,044
Derivative instruments	63,347	6,484
Other	12,080	9,158
Deferred tax assets	117,793	42,569

Property related	(39,155)	(26,239)
Intangible items	(61,022)	(46,054)
Convertible debt interest	(14,157)	(10,644)
Other	-	(165)
Deferred tax liabilities	(114,334)	(83,102)
Net deferred tax asset (liability)	$3,459	$(40,533)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	December 27, 2008	December 29, 2007
Unrecognized tax benefits - beginning of year	$6.8	$6.3
Gross increases - tax positions in prior periods	-	0.2
Gross increases - tax positions in the current period	0.3	0.3
Unrecognized tax benefits end of year	$7.1	$6.8

Of the $7.1 million of unrecognized tax benefits at the end of 2008, approximately $3.5 million would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.  During the years ended December 27, 2008, December 29, 2007 and December 30, 2006, the Company recognized approximately $.2 million, $.3 million and $.6 million in net interest expense, respectively.  The Company had approximately $1.1 million and $.9 million of accrued interest included in the tax contingency reserve as of December 27, 2008 and December 29, 2007, respectively.

Due to statute expirations, approximately $5.2 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2004, and the Company is not material.

The Company has approximately $3.4 million of Net Operating Losses in various jurisdictions which expire over a period up to 15 years.

At December 27, 2008 the estimated amount of total unremitted non-U.S. subsidiary earnings was $50.7 million.  No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested.

(9)   CONTINGENCIES AND COMMITMENTS

On December 18, 2008, the Company entered into a consent decree with U.S. Environmental Protection Agency (“U.S. EPA”) to resolve the matters alleged by the U.S. EPA in an action filed against the Company in April 2007 in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois. The Company does not believe that it is a potentially responsible party with respect to the site in question and did not admit any fault or liability in the consent decree with respect to the allegations made by the U.S. EPA in this matter. Under the terms of the consent decree, the U.S. EPA withdrew the action filed against the Company and the Company agreed to make a monetary payment, which included contributions from other involved parties. The payment to be made by the Company is not material.

The Company is, from time to time, party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters.  The Company’s products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. The Company accrues for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and the Company does not believe that the outcome of any such lawsuit will have a material effect on the Company’s financial position or its results of operations.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2008 and 2007 (in thousands):

	2008	2007
Balance, beginning of year	$9,872	$6,300
Acquisitions	316	4,089
Payments	(7,431)	(6,583)
Provision	8,268	6,066
Translation	(3)	-
Balance, end of year	$11,022	$9,872

(10)   LEASES AND RENTAL COMMITMENTS

Rental expenses charged to operations amounted to $16.3 million in 2008, $13.3 million in 2007 and $7.5 million in 2006. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Millions)
2009	$16.0
2010	11.3
2011	8.1
2012	7.0
2013	3.6
Thereafter	3.8

(11)  DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  At December 27, 2008 the Company has commodity cash flow hedges outstanding up to February, 2010. Derivative commodity liabilities of ($62.1) million are recorded in Hedging Obligations at December 27, 2008.  Derivative commodity liabilities of ($6.1) million are recorded in Hedging Obligations at December 29, 2007.  The unrealized loss on the effective portion of the contracts of ($32.9) million net of tax and ($3.8) million net of tax, as of December 27, 2008 and December 29, 2007, respectively, was recorded in AOCI.  At December 27, 2008, the Company had an additional ($13.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  At December 27, 2008 the Company has currency cash flow hedges outstanding up to December, 2011. As of December 27, 2008, derivative currency liabilities of ($30.8) million are recorded in Hedging Obligations.  At December 29, 2007 derivative currency assets (liabilities) of $3.4 million and ($0.1) million were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations, respectively. The unrealized(loss) gain on the effective portion of the contracts of ($20.1) million net of tax and $2.1 million net of tax, as of December 27, 2008 and December 29, 2007, was recorded in AOCI. At December 27, 2008, the Company had an additional ($1.6) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

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

Details regarding the instruments, as of December 27, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($25.4) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($24.2) million

As of December 27, 2008 and December 29, 2007, an interest rate swap liability of ($49.6) million and ($14.4) million was included in Hedging Obligations, respectively.  The unrealized loss on the effective portion of the contracts of ($30.7) million and ($8.9) million, net of tax as of December 27, 2008 and December 29, 2007 respectively, was recorded in AOCI.

The net AOCI balance of ($98.9) million loss at December 27, 2008 is comprised of ($60.4) million of net current deferred losses expected to be realized in the next year, and ($38.5) million net non-current deferred losses.

(12) FAIR VALUE

The implementation of SFAS 157 “Fair Value Measurements” for financial assets and financial liabilities, on December 30, 2007, the first day of the 2008 fiscal year, did not have a material impact on our consolidated financial position and results of operations.  The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy.  Following are the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 27, 2008 (in millions):

Liabilities
Hedging Obligations - current
Derivative currency contracts	$18.8
Derivative commodity contracts	61.8
Hedging Obligations – long term
Derivative currency contracts	$12.0
Derivative commodity contracts	0.3
Interest rate swaps	49.6

(13)  INDUSTRY SEGMENT INFORMATION

The following sets forth certain financial information attributable to our business segments for the fiscal years ended 2008, 2007 and 2006, respectively:

(In Thousands)
	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
2008
Electrical	$1,998,642	$191,532	$1,896,959	$45,186	$56,337
Mechanical	247,607	38,899	126,537	7,023	5,264
Total	$2,246,249	$230,431	$2,023,496	$52,209	$61,601

2007
Electrical	$1,558,963	$169,689	$1,747,213	$31,675	$41,604
Mechanical	243,534	36,371	115,034	4,953	5,015
Total	$1,802,497	$206,060	$1,862,247	$36,628	$46,619

2006
Electrical	$1,392,583	$165,323	$1,309,916	$46,028	$32,715
Mechanical	226,962	28,694	127,643	6,517	4,967
Total	$1,619,545	$194,017	$1,437,559	$52,545	$37,682

Our Electrical segment manufactures and markets AC and DC commercial, industrial and HVAC electric motors ranging in size from sub-fractional to small integral horsepowers to larger commercial and industrial motors from 50 through 6500 horsepower.  We offer thousands of stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfers switches and paralleling switchgear to interconnect and control electric power generation equipment. Additionally, our Electrical segment markets a line of AC and DC adjustable speed drives. We manufacture capacitors for use in HVAC systems, high intensity lighting and other applications. We sell our Electrical segment’s products to distributors, original equipment manufacturers and end users across many markets.

Our Mechanical segment includes a broad array of mechanical motion control products including: standard and custom worm gear, bevel gear, helical gear and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring an pinions; custom gearing; gearmotors; manual valve actuators, and electrical connecting devices. Our gear and transmission related products primarily control motion by transmitting power from a source, such as a motor or engine, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold original equipment manufacturers, distributors and end users across many industry segments.

The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are from external customers.  The Company’s products manufactured and sold outside the United States were approximately 24%, 17% and 9% of net sales in 2008, 2007 and 2006, respectively. Export sales from U.S. operations were approximately 3%, 5% and 7% in 2008, 2007 and 2006, respectively.

We had no customers that accounted for more than 10% of our consolidated sales for the year ended December 27, 2008. We had one customer that accounted for between10% and 15% of our consolidated net sales in the fiscal years ended December 29, 2007 and December 30, 2006.

In the fourth quarter of 2008, an Electrical segment business was moved to the Mechanical segment due to a management reporting change, and prior period segment information has been restated.  The impact of the change was not material.

ITEM 9 –   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 27, 2008.  Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 27, 2008 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the sections Election of Directors, Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2009 Proxy Statement.  Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

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

ITEM 11 – EXECUTIVE COMPENSATION

See the information in the sections Compensation Discussion and Analysis, Executive Compensation, and Director Compensation sections of the 2009 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information in the section Stock Ownership in the 2009 Proxy.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 27, 2008.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	1,443,625	$35.46	2,379,407
Equity compensation plans not approved by security holders	-	-	-
Total	1,443,625	$35.46	2,379,407

(1)Represents options to purchase our common stock and stock-settled stock appreciation rights granted under our 1991 Flexible Stock Incentive Plan, 1998 Stock Option Plan, 2003 Equity Incentive Plan and 2007 Equity Incentive Plan.
(2)  Excludes 118,100 shares of restricted common stock previously issued under our 2003 Equity Incentive Plan and 2007 Equity Incentive Plan for which the restrictions have not lapsed.

ITEM 13 – Certain Relationships and Related Transactions AND DIRECTOR INDEPENDENCE

See the information in The Board of Directors section of our 2009 Proxy.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information in Proposal 2:  Ratification of Deloitte & Touche LLP as the Company’s Independent Auditors for 2009 section of our 2009 Proxy.

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
David A. Barta
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ HENRY W. KNUEPPEL	Chief Executive Officer and Director	February 25, 2009
Henry W. Knueppel	(Principal Executive Officer)

/s/ MARK J. GLIEBE	Chief Operating Officer and Director	February 25, 2009
Mark J. Gliebe	(Principal Operating Officer)

/s/ DAVID A. BARTA	Vice President, Chief Financial Officer	February 25, 2009
David A. Barta	(Principal Accounting & Financial Officer)

/s/ CHRISTOPHER L. DOERR	Director	February 25, 2009
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 25, 2009
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 25, 2009
Dean A. Foate

/s/ G. FREDERICK KASTEN, JR.	Director	February 25, 2009
G. Frederick Kasten, Jr.

/s/ RAKESH SACHDEV	Director	February 25, 2009
Rakesh Sachdev

/s/ CAROL N. SKORNICKA	Director	February 25, 2009
Carol N. Skornicka

/s/ CURTIS W. STOELTING	Director	February 25, 2009
Curtis W. Stoelting

REGAL BELOIT CORPORATION

Index to Financial Statements
And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	(In Thousands of Dollars)
	Balance Beginning of Year	Charged to Expenses	Deductions(a)	Adjustments(b)	Balance End of Year
Allowance for receivables:
Year ended December 27, 2008	$10,734	$4,260	$(3,365)	$(484)	$11,145
Year ended December 29, 2007	$5,886	$1,304	$(437)	$3,981	$10,734
Year ended December 30, 2006	$2,653	$2,983	$(667)	$917	$5,886

Allowance for product warranty reserves:
Year ended December 27, 2008	$9,872	$8,268	$(7,431)	$313	$11,022
Year ended December 29, 2007	$6,300	$6,066	$(6,583)	$4,089	$9,872
Year ended December 30, 2006	$5,679	$7,106	$(6,485)	$-	$6,300

________________________________
(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and divestitures and translation.

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

Exhibit Number	Exhibit Description
4.9
Third Amendment to Rights Agreement, dated as of December 31, 2004, between Regal Beloit Corporation and EquiServe Trust Company, N.A. [Incorporated by reference to Exhibit 4.4 to Regal Beloit Corporation’s Registration Statement on Form 8-A/A filed on January 6, 2005 (File No. 001-07283)]

4.10
Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K dated April 30, 2007 (File No. 001-07283)]

4.11
First Amendment, dated as of August 23, 2007, to the Second Amended and Restated Credit Agreement, dated as of April 30, 2007, by and among Regal Beloit Corporation, various financial institutions and Bank of America, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.12
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.13
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007] (File No. 001-07283)]

4.14
Term Loan Agreement, dated as of June 16, 2008, between Regal Beloit Corporation, various Financial Institutions, US Bank, National Association, Wells Fargo Bank, N.A., Bank of America, N.A., JP Morgan Chase Bank, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC. [Incorporated by referenced to Exhibit 4.1 to Regal Beloit’s Corporation’s Current Report on Form 8-K filed on June 16, 2008 (File No. 001-2783)]

10.1*	1991 Flexible Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-07283)]
10.2*	1998 Stock Option Plan, as amended [Incorporated by reference to Exhibit 99 to Regal Beloit Corporation’s Registration Statement on Form S-8 (Reg. No. 333-84779)]
10.3*
2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders (File No. 001-07283)]

10.4*
Regal Beloit Corporation 2007 Equity Incentive Plan (incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007 (File No. 1-07283))

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Henry W. Knueppel, Mark J. Gliebe and David A. Barta. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.6*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Paul J. Jones and Terry R. Colvin. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.7*
Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.  (File No. 001-07283)]

10.8*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

Exhibit Number	Exhibit Description
10.9*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.10*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.11*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.12*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.13*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.14*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated.  [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on January 7, 2009  (File No. 001-07283)]

10.15*
Form of Participation Agreement for Target Supplemental Retirement Plan.  [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.  (File No. 001-07283)]

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Regal Beloit Corporation.
23	Consent of Independent Auditors.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Proxy Statement of Regal Beloit Corporation for the 2009 Annual Meeting of Shareholders.

[The Proxy Statement for the 2009 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.  Except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

________________________
*  A management contract or compensatory plan or arrangement.