Form 10-Q/A
period 2009-04-30
REGAL BELOIT CORP
filed 2009-04-30
CIK 82811

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

EXPLANATORY NOTE

On November 5, 2008, Regal Beloit Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. The Company hereby amends and restates in its entirety its Quarterly Report on Form 10-Q to include conformed signatures on (i) the signature page to the Form 10-Q and (ii) the certifications of the Company's Chief Executive Officer and Chief Financial Officer, as applicable, filed as Exhibits 31.1, 31.2 and 32.1.  These conformed signatures were inadvertently omitted from the original filing of the Company’s Form 10-Q.  Other than including the conformed signatures as noted above, this amendment does not modify or update in any way the disclosures in the Company’s original Quarterly Report on Form 10-Q.

REGAL BELOIT CORPORATION

INDEX
		Page
PART I - FINANCIAL INFORMATION
Item 1 -	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4 -	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	20
Item 1A -	Risk Factors	20
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6 -	Exhibits	21
Index to Exhibits		22
Signature		21

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

Liabilities
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
Date: April 30, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350