Form 10-Q
period 2009-03-28
REGAL BELOIT CORP
filed 2009-05-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 28, 2009 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number
001-07283

  REGAL BELOIT CORPORATION
  (Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)

  200 State Street, Beloit, Wisconsin  53511
  (Address of principal executive office)

  (608) 364-8800
  Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a “smaller reporting company.”  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☒         Accelerated Filer  ☐          Non-accelerated filer   ☐         Smaller Reporting Company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

31,503,031 Shares, Common Stock, $.01 Par Value (as of May 1, 2009)

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent our management’s judgment regarding future events.  In many cases, you can identify forward-looking statements by terminology such as “may,” “will,”  “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words.  Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•
economic changes in global markets where we do business, such as reduced demand for products we sell, weakness in the housing and commercial real estate markets, currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

•	unanticipated fluctuations in commodity prices and raw material costs;
•	cyclical downturns affecting the global market for capital goods;
•	unexpected issues and costs arising from the integration of acquired companies and businesses;
•	marketplace acceptance of new and existing products including the loss of, or a decline in business from, any significant customers;
•	the impact of capital market transactions that we may effect;
•	the availability and effectiveness of our information technology systems;
•	unanticipated costs associated with litigation matters;
•	actions taken by our competitors, including new product introductions or technological advances, and other events affecting our industry and competitors;
•
difficulties in staffing and managing foreign operations; and other domestic and international economic and political factors unrelated to our performance, such as the current substantial weakness in economic and business conditions and the stock markets as a whole; and

•
other risks and uncertainties including but not limited to those described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K filed on February 25, 2009 and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.  The forward-looking statements included in this Form 10-Q are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  See also Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on February 25, 2009.

Return to Index

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

                ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
		(As Adjusted,
		See Note 2)
	March 28, 2009	March 29, 2008

Net Sales	$443,274	$536,343

Cost of Sales	352,704	414,244

Gross Profit	90,570	122,099

Operating Expenses	62,378	64,487

Income From Operations	28,192	57,612

Interest Expense	7,119	8,413

Interest Income	133	384

Income Before Taxes & Noncontrolling Interests	21,206	49,583

Provision For Income Taxes	7,230	17,558

Net Income	13,976	32,025

Less: Net Income Attributable to Noncontrolling Interests, net of tax	1,189	598

Net Income Attributable to Regal Beloit Corporation	$12,787	$31,427

Earnings Per Share of Common Stock:

Basic	$0.41	$1.00

Assuming Dilution	$0.39	$0.95

Cash Dividends Declared	$0.16	$0.15

Weighted Average Number of Shares Outstanding:

Basic	31,457,282	31,316,878
Assuming Dilution	32,594,802	33,117,034

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands of Dollars, Except Share Data)

		(As Adjusted, From Audited
	(Unaudited)	Statements, See Note 2)
ASSETS	March 28, 2009	December 27, 2008
Current Assets:
Cash and Cash Equivalents	$82,078	$65,250
Trade Receivables, less Allowances of $11,593 in 2009, and
$11,145 in 2008	272,661	294,326
Inventories	327,324	359,918
Prepaid Expenses and Other Current Assets	79,643	66,594
Deferred Income Tax Benefits	57,883	75,174
Total Current Assets	819,589	861,262

Property, Plant and Equipment:
Land and Improvements	37,133	39,982
Buildings and Improvements	128,456	127,018
Machinery and Equipment	468,540	457,063
Property, Plant and Equipment, at Cost	634,129	624,063
Less - Accumulated Depreciation	(281,444)	(265,691)
Net Property, Plant and Equipment	352,685	358,372

Goodwill	667,864	672,475
Intangible Assets, Net of Amortization	118,851	120,784
Other Noncurrent Assets	10,892	10,603
Total Assets	$1,969,881	$2,023,496

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	152,991	202,456
Dividends Payable	5,039	5,024
Accrued Compensation and Employee Benefits	56,692	64,207
Other Accrued Expenses	64,936	63,457
Hedging Obligations	46,776	80,578
Current Maturities of Debt	7,020	15,280
Total Current Liabilities	333,454	431,002

Long-Term Debt	580,283	560,127
Deferred Income Taxes	71,302	72,119
Hedging Obligations	55,265	61,958
Pension and Other Post Retirement Benefits	44,237	43,768
Other Noncurrent Liabilities	12,184	16,881

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares
authorized, 32,378,565 issued in 2009, and
32,276,145 shares issued in 2008	324	323
Additional Paid-In Capital	357,500	356,231
Less - Treasury Stock, at cost, 884,100 shares in 2009 and 2008	(19,419)	(19,419)
Retained Earnings	639,029	631,281
Accumulated Other Comprehensive Loss	(118,535)	(142,429)
Total Regal Beloit Corporation Shareholders' Equity	858,899	825,987
Noncontrolling Interests	14,257	11,654
Total Equity	873,156	837,641
Total Liabilities and Equity	$1,969,881	$2,023,496

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (In Thousands of Dollars, Except Per Share Data)

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 29, 2007	$321	$348,971	$(15,228)	$525,506	$2,180	$10,542	$872,292
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$31,427	$-	$598	$32,025
Dividends Declared
($.15 per share)	-	-	-	(4,675)	-	-	(4,675)
Purchase of 110,000
Shares of Treasury Stock	-	-	(4,191)	-	-	-	(4,191)
Stock Options
Exercised,
including income
tax benefit and share
cancellations	1	1,375	-	-	-	-	1,376
Stock-based Compensation	-	882	-	-	-	-	882
Other Comprehensive
Income (Loss) by
Classification:
Currency Translation
adjustments	-	-	-	-	1,323	462	1,785
Hedging Activities,
net of tax	-	-	-	-	10,337	-	10,337
Pension and Post
Retirement
Benefits net of tax	-	-	-	-	95	-	95
Balance as of March 29, 2008	$322	$351,228	$(19,419)	$552,258	$13,935	$11,602	$909,926

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$12,787	$-	$1,189	$13,976
Dividends Declared
($.16 per share)	-	-	-	(5,039)	-	-	(5,039)
Stock Options
Exercised,
including income
tax benefit and share
cancellations	1	496	-	-	-	-	497
Stock-based Compensation	-	773	-	-	-	-	773
Other Comprehensive
Income (Loss) by
Classification:
Currency Translation
adjustments	-	-	-	-	(3,970)	1,414	(2,556)
Hedging Activities, net
of tax	-	-	-	-	27,190	-	27,190
Pension and Post
Retirement Benefits,
net of tax	-	-	-	-	674	-	674
Balance as of March 28, 2009	$324	$357,500	$(19,419)	$639,029	$(118,535)	$14,257	$873,156

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Three Months Ended
		(As Adjusted, See Note 2)
	March 28, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,976	$32,025
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	15,277	14,152
Excess tax benefits from stock-based compensation	(1,675)	(452)
(Gain) loss on sale of assets, net	(91)	70
Stock-based compensation expense	773	882
Non-cash convertible debt deferred financing costs	1,063	1,194
Change in assets and liabilities, net of acquisitions	(10,725)	(13,005)
Net cash provided by operating activities	18,598	34,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,143)	(13,646)
Business acquisitions, net of cash acquired	(1,500)	374
Sale of property, plant and equipment	306	1,149
Net cash used in investing activities	(9,337)	(12,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(8,265)	-
Payments of long-term debt	(56)	(113)
Net borrowings (repayments) under revolving credit facility	19,150	(8,200)
Dividends paid to shareholders	(5,024)	(4,700)
Purchases of treasury stock	-	(4,191)
Proceeds from the exercise of stock options	512	1,364
Excess tax benefits from stock-based compensation	1,675	452
Net cash provided by (used in) financing activities	7,992	(15,388)

EFFECT OF EXCHANGE RATES ON CASH	(425)	602

Net increase in cash and cash equivalents	16,828	7,957
Cash and cash equivalents at beginning of period	65,250	42,574
Cash and cash equivalents at end of period	$82,078	$50,531

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2009
(Unaudited)
1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 27, 2008, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of March 28, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed on February 25, 2009.

As of the beginning of fiscal 2009, the Company adopted the following pronouncements which require us to adjust  previously disclosed condensed consolidated financial statements.  As such, certain prior period amounts have been adjusted in the unaudited condensed consolidated financial statements to conform to the current period presentation.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS 160, we now report noncontrolling interests in subsidiaries as a separate component of equity in the condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The adoption of FSP APB 14-1 required an adjustment of convertible debt and related cumulative interest expense. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Certain non-trade receivables at December 27, 2008 have been reclassified from Receivables to Prepaid Expenses and Other Current Assets to conform to the 2009 presentation. Trade Receivables less Allowances on the Condensed Consolidated Balance Sheets is now comprised of trade receivables net of estimated allowances.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the three months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2010.

The Company operates on a 52/53 week fiscal year, and fiscal 2009 will be a 53 week year with an additional week in the fiscal fourth quarter.

2.   ADOPTION OF FSP APB 14-1

As of the beginning of fiscal 2009, the Company adopted FSP APB 14-1 which requires an adjustment of convertible debt and related interest expense. The new standard requires that a fair value be assigned to the equity conversion option of the Company’s $115.0 million, 2.75% convertible senior subordinated notes (the “Convertible Notes”)  as of April 5, 2004, the date of issuance of the Convertible Notes.  This change results in a corresponding decrease in the value assigned to the debt portion of the instrument.

The value assigned to the debt portion of the Convertible Notes was determined based on market interest rates for similar debt instruments without the conversion feature as of April 5, 2004, the issuance date of the Convertible Notes.  The difference in this interest rate versus the coupon rate on the Convertible Notes is then amortized into interest expense over the expected term of the Convertible Notes.  For purposes of our valuation, we used an expected term of five years, which represents the first anniversary date at which holders of the Convertible Notes may put their Convertible Notes back to the Company.

Return to Index

The five year anniversary occurred in March 2009, and through March 28, 2009, no Convertible Notes  were put to the Company and no Convertible Notes were called by the Company. Accordingly, the book value as of March 28, 2009 equals the par value of the Convertible Notes, and interest expense will equal the coupon rate in future periods.

The adjustment affected our balance sheet as follows (in thousands):

	December 27, 2008
	As Adjusted	As Reported
Long-Term Debt	$560,127	$561,190
Deferred Income Taxes	72,119	71,715
Additional Paid-in Capital	356,231	342,712
Retained Earnings	631,281	644,141

The adjustment of first quarter 2008 interest expense was as follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2008
	As Adjusted	As Reported
Interest Expense	$8,413	$7,219
Income Before Taxes and
Noncontrolling Interests	49,583	50,777
Provision for Income Taxes	17,558	18,012
Net Income	32,025	32,765
Net Income Attributable to Regal Beloit Corporation	31,427	32,167
Earnings per Share of Common Stock
Basic	$1.00	$1.03
Assuming Dilution	0.95	0.97

The full year impact of the adjustment for the fiscal year ended December 27, 2008 reduced diluted earnings per share from $3.87 to $3.77.

3.   INVENTORIES

Cost for approximately 61% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	March 28, 2009	December 27, 2008
Raw Material and Work in Process	30%	29%
Finished Goods and Purchased Parts	70%	71%

4.      ACQUISITIONS

The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition.  In January, 2009, the Company acquired Custom Power Technology (“CPT”), a custom power electronics business located in Menomonee Falls, Wisconsin. The purchase price and impact in our Condensed Consolidated Financial Statements was not significant. The following acquisitions in 2008 were not considered to be material business combinations.

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

Return to Index

On September 30, 2008, the Company acquired Dutchi Motors B.V. (“Dutchi”) located in Arnhem, The Netherlands.  Dutchi is a leading distributor of industrial motors in Western and Eastern Europe, South Africa, Russia and the Middle East.  Dutchi is one of the largest distributors of the Company’s Hwada motor products. The Dutchi business is reported as part of the Company’s Electrical segment.

5.      COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 28, 2009 and March 29, 2008, respectively was as follows (in thousands):

	Three Months Ending
		(As Adjusted,
		See Note 2)
	March 28, 2009	March 29, 2008
Net income	$13,976	$32,025
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	(3,970)	1,323
Changes in fair value of hedging activities, net of tax	24,367	10,777
Hedging activities reclassified into earnings from accumulated
other comprehensive income (loss) ("AOCI"), net of tax	17,608	(440)
Deferred losses on closed hedge contracts, net of tax	(14,785)	-
Amortization of net prior service costs and actuarial losses	674	95
Comprehensive income	$37,870	$43,780

The amount of comprehensive income attributable to noncontrolling interests was $2.6 million and $1.1 million for the three months ended March 28, 2009 and March 29, 2008, respectively.

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Loss.  The components of the ending balances of Accumulated Other Comprehensive Loss are as follows:

	March 28, 2009	December 27, 2008
Translation adjustments	$(25,174)	$(21,204)
Hedging activities, net of tax	(71,742)	(98,932)
Pension and post retirement benefits, net of tax	(21,619)	(22,293)
	$(118,535)	$(142,429)

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three months ended March 28, 2009 and March 29, 2008 (in thousands):

	Three Months Ending
	March 28, 2009	March 29, 2008
Beginning balance	$11,022	$9,872
Deduct: Payments	(2,747)	(1,736)
Add: Provision	1,754	1,839
Translation Adjustments	(76)	(24)
Ending balance	$9,953	$9,951

Return to Index

7.   BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net Sales	$51,912	$62,550	$391,362	$473,793
Income from Operations	6,286	10,047	21,906	47,565
% of Net Sales	12.1%	16.1%	5.6%	10.0%
Goodwill at end of period	$530	$530	$667,334	$637,796

In the fourth quarter of 2008, an Electrical segment business was moved to the Mechanical segment due to a management reporting change, and prior period segment information has been adjusted. The impact of the change was not material.

8.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As described above in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company acquired one business in 2009 and two businesses in 2008.  The purchase price allocations for the CPT, Dutchi and Hwada acquisitions are preliminary, pending the finalization of working capital, valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the measurement period, not to exceed one year from the date of acquisition.

A preliminary allocation of $21.9 million was included in goodwill at March 28, 2009 related to the CPT, Dutchi and Hwada acquisitions.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 27, 2008	$671,945	$530	$672,475
Net Acquisitions and Fair Value Adjustments	(257)	-	(257)
Translation Adjustments	(4,354)	-	(4,354)
Balance as of March 28, 2009	$667,334	$530	$667,864

Return to Index

Intangible Assets

Intangible assets consisted of the following (in thousands):

Gross Intangibles
Asset Description	Useful Life (years)	December 27, 2008	Net Acquisitions and Fair Value Adjustments	Translation Adjustments	March 28, 2009
Non-Compete Agreements	5	$5,767	$575	$4	$6,346
Trademarks	3 - 21	19,490	-	19	19,509
Patents	10	15,410	-	-	15,410
Engineering Drawings	10	1,200	-	-	1,200
Customer Relationships	10 - 15	92,633	800	(504)	92,929
Technology	6 - 11	25,439	1,324	21	26,784
Total Gross Intangibles		$159,939	$2,699	$(460)	$162,178

Accumulated Amortization
Asset Description	Useful Life (years)	December 27, 2008	Amortization	Translation Adjustments	March 28, 2009
Non-Compete Agreements	5	$(3,755)	$(318)	$(2)	$(4,075)
Trademarks	3 - 21	(6,026)	(298)	(2)	(6,326)
Patents	10	(6,190)	(385)	-	(6,575)
Engineering Drawings	10	(487)	(30)	-	(517)
Customer Relationships	10 - 15	(18,625)	(2,388)	69	(20,944)
Technology	6 - 11	(4,072)	(811)	(7)	(4,890)
Total Accumulated Amortization		$(39,155)	$(4,230)	$58	$(43,327)

Intangible Assets, Net of Amortization		$120,784			$118,851

Estimated Amortization (in millions)
2009	2010	2011	2012	2013
$14.8	$14.1	$13.5	$ 13.4	$13.4

Amortization expense recorded for the three months ended March 28, 2009 and March 29, 2008 was $4.2 million and $3.3  million, respectively.  The Company has elected to perform its annual test for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets,” during the fourth quarter.

9.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of March 28, 2009 and December 27, 2008 was as follows (in thousands):

		(As Adjusted,
		See Note 2)
	March 28, 2009	December 27, 2008
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	39,150	20,000
Convertible senior subordinated debt	115,000	113,937
Other	18,153	26,470
	587,303	575,407
Less: Current maturities	(7,020)	(15,280)
Non-current portion	$580,283	$560,127

During 2007, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, the Company issued and sold $250.0 million of senior notes (the “Notes”).  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were

Return to Index

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

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At March 28, 2009, the interest rate of 1.6% was based on a margin over LIBOR.

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

The Notes, the Term Loan and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of March 28, 2009.

In August, 2007 the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 15 of Notes to Condensed Consolidated Financial Statements.)

As of March 28, 2009, the Company’s $115.0 million, 2.75% convertible senior subordinated debt was not convertible as the closing price of the Company’s common stock did not exceed the contingent conversion share price for the specified amount of time.

As of the beginning of fiscal 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion Including Partial Cash Settlement”. The adoption of APB 14-1 required an adjustment of convertible debt and related interest expense. (See also Note 2 of Notes to Condensed Consolidated Financial Statements.)

At March 28, 2009, additional notes payable of approximately $18.2 million were outstanding with a weighted average interest rate of 3.9%.

10.  PENSION PLANS

The Company’s net periodic pension cost is comprised of the following components (in thousands):

	Three Months Ending
	March 28, 2009	March 29, 2008
Service cost	$578	$1,003
Interest cost	1,592	1,478
Expected return on plan assets	(1,414)	(1,393)
Amortization of prior service cost	49	53
Amortization of net actuarial loss	188	126
Net periodic benefit expense	$993	$1,267

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the 2009 fiscal year is $0.8 million and $0.2 million, respectively.

In the first quarter of each of 2009 and 2008, the Company contributed $0.3 million to defined benefit pension plans.  The Company expects to contribute an additional $12.5 million, for total contributions of $12.8 million in 2009. The Company contributed a total of $4.8 million in 2008.  The assumptions used in the valuation of the Company’s pension plans and in

Return to Index

the target investment allocation have remained the same as those disclosed in the Company’s 2008 Annual Report on Form 10-K filed on February 25, 2009.

11.   SHAREHOLDERS’ EQUITY

The Company recognized approximately $0.8 million and $0.9 million in share-based compensation expense for the three month period ended March 28, 2009 and March 29, 2008, respectively.  The total income tax benefit recognized relating to share-based compensation for the three months ended March 28, 2009 and March 29, 2008 was approximately $1.7 million and $0.5 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of March 28, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $9.7 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

The Company was authorized as of March 28, 2009 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.4 million shares were available for future grant or payment under the various plans at March 28, 2009.

During the three months ended March 29, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in 2009.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options and stock appreciation rights (“SARs”).  All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

A summary of share-based awards (options and SARs) as of March 28, 2009 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,445,825	$35.83	7.0	$3.7
Exercisable	721,592	$29.69	5.8	$3.5

Restricted Stock

As of March 28, 2009, the Company had 72,900 shares of restricted stock outstanding with a weighted average price of $44.86 and a weighted average life of 1.7 years. There were no grants of restricted stock in the three months ended March 28, 2009. In the first quarter of 2009, 45,200 shares of restricted stock vested.

12.   INCOME TAXES

As of March 28, 2009 and December 27, 2008, the Company had approximately $8.6 million of unrecognized tax benefits, $5.0 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Federal tax returns from 2005 through 2007 and various state tax returns from 2002 through 2007 remain subject to income tax examinations by tax authorities.

Return to Index

13.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income attributable to Regal Beloit Corporation.  The denominator is computed as follows (in thousands):

	Three Months Ending
	March 28, 2009	March 29, 2008
Denominator for basic EPS - weighted average	31,457	31,317
Effect of dilutive securities	1,138	1,800
Denominator for diluted EPS	32,595	33,117

The “Effect of dilutive securities” represents the dilution impact of equity awards and the convertible senior subordinated debt (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The dilutive effect of the Convertible Notes  was approximately 0.9 million shares and 1.4 million shares for the three months ended March 28, 2009 and March 29, 2008, respectively.

Options for common shares where the exercise price was above the market price at March 28, 2009, totaling approximately 955,000 shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were approximately 383,500 anti-dilutive option shares outstanding at March 29, 2008

14.  CONTINGENCIES

On December 18, 2008, the Company entered into a consent decree with U.S. Environmental Protection Agency (“U.S. EPA”) to resolve the matters alleged by the U.S. EPA in an action filed against the Company in April 2007 in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois. The Company does not believe that it is a potentially responsible party with respect to the site in question and did not admit any fault or liability in the consent decree with respect to the allegations made by the U.S. EPA in this matter. Under the terms of the consent decree, the U.S. EPA withdrew the action filed against the Company and the Company agreed to make a monetary payment, which included contributions from other involved parties. The payment was  made by the Company in the first quarter of 2009.

The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters.  The Company’s products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. The Company accrues for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and the Company does not believe that the outcome of any such lawsuit will have a material effect on the Company’s financial position or its results of operations.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience.

15.  DERIVATIVE INSTRUMENTS

The Company has adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) in the three months ended March 28, 2009.  SFAS 161 amends the required disclosures about the Company’s derivative instruments and hedging activities contained in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by using derivative instruments are commodity price risk, currency exchange, and interest rate risk.  Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating rate borrowings.

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted

Return to Index

foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments.  There were no significant collateral deposits on derivative financial instruments as of March 28, 2009.

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings.

As of March 28, 2009, the Company had outstanding the following commodity forward contracts (with maturities extending through February 2011) to hedge forecasted purchases of commodities (in millions):

Notional
Amount
Copper	$57.4
Aluminum	3.2
Zinc	1.1
Natural Gas	1.6
Heating Oil	0.3

As of March 28, 2009, the Company had outstanding the following currency forward contracts (with maturities extending through December 2011) to hedge forecasted foreign currency cash flows (in millions):

Notional
Amount
Mexican Peso	$120.6
Indian Rupee	56.9
Thai Baht	7.0
Australian Dollar	2.5

As of March 28, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million.

Fair values of derivative instruments as of March 28, 2009 were (in millions):

	Asset Derivatives	Liability Derivatives
	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$-	Hedging Obligations	$44.5
Foreign exchange contracts	-	Hedging Obligations	31.6
Commodity contracts	-	Hedging Obligations	22.0

Total derivatives designated as hedging instruments	$-		$98.1

Derivatives not designated as hedging instruments
Foreign exchange contracts	-	Hedging Obligations	0.5
Commodity contracts	-	Hedging Obligations	3.5

Total derivatives not designated as hedging instruments	$-		$4.0

Total derivatives	$-		$102.1

Return to Index

The effect of derivative instruments on the Statement of Earnings for the three months ended March 28, 2009 was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in
Other Comprehensive Income (Loss)	$40.4	$(1.6)	$5.1	$43.9

Loss recognized in Cost of Sales	(22.1)	(2.4)	-	(24.5)

Loss recognized in Operating Expenses	-	(1.7)	-	(1.7)

Loss recognized in Interest Expense	-	-	(2.2)	(2.2)

The ineffective portion of hedging instruments recognized during the three months ended March 28, 2009 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments
	Commodity Forwards	Currency Forwards	Total
Gain (loss) recognized in Cost of Sales	$4.5	$(0.6)	$3.9

Loss recognized in Operating Expenses	-	(0.5)	(0.5)

The net AOCI balance of ($71.7) million loss at March 28, 2009 includes ($46.2) million of net current deferred losses expected to be realized in the next year.

16.  FAIR VALUE

The implementation of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) did not have a material impact on our condensed consolidated financial position and results of operations.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 classifies the inputs and used to measure fair value into the following hierarchy:

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 28, 2009 (n millions):

Liabilities:
Hedging Obligations - Current
Derivative currency contracts	$21.3
Derivative commodity contracts	25.5
Hedging Obligations - Long Term
Derivative currency contracts	$10.8
Interest rate swap	44.5

Return to Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us”, “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries. All amounts referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the adjustment of convertible debt and related interest expense discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements.

OVERVIEW

Net sales decreased 17.4% to $443.3 million from $536.3 million in the comparable period of 2008.  Sales for the three months ended March 28, 2009 included $29.7 million of sales related to the two 2008 acquired businesses described in Note 4 of Notes to the Condensed Consolidated Financial Statementsand the CPT acquisition completed on January 2, 2009.

Net income decreased 59.3% to $12.8 million for the three months ended March 28, 2009 as compared to $31.4 million in the comparable period last year.  Diluted earnings per share decreased 58.9% to $0.39 for the three months ended March 28, 2009 as compared to $0.95 for the comparable period of 2008.

RESULTS OF OPERATIONS

Three Months Ended March 28, 2009 versus Three Months Ended March 29, 2008

Sales for the three months ended March 28, 2009 were $443.3 million, a 17.4% decrease over the $536.3 million reported for the three months ended for March 29, 2008.  First quarter 2009 sales included $29.7 million of sales related to the two 2008 acquired businesses described in Note 4 of Notes to the Condensed Consolidated Financial Statements and the CPT acquisition completed on January 2, 2009.

In the Electrical segment, sales decreased 17.4% from the prior year period, including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales decreased 23.7%, largely due to global generator sales decreasing 12%, commercial and industrial motors sales in North America decreasing 23%, and residential HVAC motor sales decreasing 22%.  Sales in the Mechanical segment decreased 17.0% from the prior year period.  From a geographic perspective, Asia-based sales decreased 24.2% as compared to the comparable period of 2008.  In total, sales to regions outside of the United States were 26.7% of total sales for the three months ended March 28, 2009 in comparison to 25.6% for the comparable period of 2008. The negative impact of foreign currency exchange rate changes decreased total sales by 2.4%.

The gross profit margin for the three months ended March 28, 2009 was 20.4% as compared to the 22.8% reported for the comparable period of 2008.  The gross profit margin for the Electrical segment was 19.6% for the three months ended March 28, 2009 versus 21.9% in the comparable period of 2008.  The Mechanical segment gross profit was 26.9% in the three months ended March 28, 2009 versus 29.1% in the comparable period of 2008. The decrease is driven by higher commodity costs and the absorption impact of lower sales volumes.

Operating expenses were $62.4 million (14.1% of sales) in the three months ended March 28, 2009 versus $64.5 million (12.0% of sales) in the comparable period of 2008. Operating expenses included approximately $5.1 million related to the Dutchi and Hwada businesses offset by reductions in variable expenses, such as sales commissions, and the impact of cost reduction activities. Electrical segment operating expenses were 14.0% of net sales for the three months ended March 28, 2009 versus 11.9% in the comparable period of 2008.  Mechanical operating expenses for the first quarter of 2009 were 14.8% of sales versus 13.0% in 2008.

Income from operations was $28.2 million versus $57.6 million in the comparable period of 2008.  As a percent of sales, income from operations was 6.4% for the three months ended March 28, 2009 versus 10.7% in the comparable period of 2008. As a percent of sales, Electrical segment operating profit was 5.6% in the first quarter of 2009 versus 10.0% in the comparable period of 2008. Mechanical segment operating profit was 12.1% of sales in the first quarter of 2009 versus 16.1% in the comparable period of 2008.

Net interest expense was $7.0 million versus $8.0 million in the comparable period of 2008.  The decrease is driven by lower interest rates in 2009 versus the comparable period of 2008.

Return to Index

The effective tax rate for the three months ended March 28, 2009 was 34.1% versus 35.4% in the prior year period.   The decrease in the effective tax rate results primarily from the global distribution of income.

Net income for the three months ended March 28, 2009 was $12.8 million, a decrease of 59.3% versus the $31.4 million reported in the comparable period of 2008.  Fully diluted earnings per share was $0.39 as compared to $0.95 per share reported in the first quarter of 2008.  The average number of diluted shares was 32,594,802 during the three months ended March 28, 2009 as compared to 33,117,034 during the comparable period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $486.1 million at March 28, 2009, a 13.0% increase from $430.3 million at December 27, 2008.  The $55.8 million increase was primarily driven by a $49.5 million decrease in accounts payable and a $33.8 million decrease in current hedging obligations offset by a $21.7 million decrease in accounts receivable and a $32.6 million decrease in inventory.  The ratio of current assets to our current liabilities (“current ratio”) was 2.5:1 at March 28, 2009 and 2.0:1 at December 27, 2008.

Net cash provided by operating activities was $21.6 million for the three months ended March 28, 2009 as compared to $34.9 million in the comparable period of 2008.  The decrease is driven by lower net income in 2009 versus the comparable period of 2008.  Net cash used in investing activities was $9.3 million in the first three months of 2009 as compared to the $12.1 million used in the comparable period of the prior year. Additions to property, plant and equipment were $8.1 million in the first three months of 2009, which was $5.5 million less than the comparable period of 2008.  Our cash provided by financing activities was $8.0 million for the first three months of 2009 versus $15.4 million used in financing activities in the comparable period of 2008.  During the three months ended March 29, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in 2009.

Our outstanding long-term debt increased from $560.1 million at December 27, 2008 to $580.3 million at March 28, 2009. At March 28, 2009, there was $39.2 million outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At March 28, 2009, the interest rate of 1.6% was based on a margin over LIBOR.

At March 28, 2009, there was $250.0 million of senior notes (the “Notes”) outstanding. The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of March 28, 2009.

In addition to the Facility, the Term Loan and the Notes, at March 28, 2009, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, and $18.2 million of other debt with a weighted average interest rate of 3.9%.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies have not changed materially from those reported in our 2008 Annual Report on Form 10-K filed on February 25, 2009.

Return to Index

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which requires that convertible debt securities, that upon conversion may be settled by the issuer fully or partially in cash, be split into a debt and equity component.  APB 14-1 is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company adopted APB 14-1 on its effective date. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The Company has adopted the new standard in our financial statements and related disclosures beginning in the first quarter of 2009. (See Note 15 of Notes to Condensed Consolidated Financial Statements.)

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R established principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, SFAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB also issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has adopted the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has adopted SFAS 157 in 2008 for financial assets as permitted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed on February 25, 2009. Updated information on the Company’s use of derivative financial instruments is contained in Note 15 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At March 28, 2009, net of interest rate swaps, we had $380.4 million of fixed rate debt and $206.9 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 28, 2009, would result in a change in after-tax annualized earnings of approximately $0.2 million.

The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities, such as copper and aluminum.  Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.

Return to Index

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

ITEM 1.   LEGAL PROCEEDINGS

On December 18, 2008, the Company entered into a consent decree with U.S. Environmental Protection Agency (“U.S. EPA”) to resolve the matters alleged by the U.S. EPA in an action filed against the Company in April 2007 in the United States District Court for the Northern District of Illinois seeking reimbursement of the U.S. EPA’s unreimbursed past and future remediation costs incurred in cleaning up an environmental site located near a former manufacturing facility of the Company in Illinois. The Company does not believe that it is a potentially responsible party with respect to the site in question and did not admit any fault or liability in the consent decree with respect to the allegations made by the U.S. EPA in this matter. Under the terms of the consent decree, the U.S. EPA withdrew the action filed against the Company and the Company agreed to make a monetary payment, which included contributions from other involved parties. The payment was made by the Company in the first quarter of 2009.

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

Return to Index

ITEM 1A.   RISK FACTORS

The business and financial results of the Company are subject to numerous risks and uncertainties.  The risks and uncertainties have not changed materially from those reported in Item 1A in the 2008 Annual Report on Form 10-K filed on February 25, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended March 28, 2009.

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
December 28, 2008 to January 31, 2009	-	$-	-	2,115,900

February 1, 2009 to February 28, 2009	56,601	$31.74	-	2,115,900

March 1, 2009 to March 28, 2009	-	$-	-	2,115,900

Total	56,601		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended March 28, 2009, there were 56,601 shares acquired in connection with equity incentive plans.

The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock.  Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant) /s/ David A. Barta
David A. Barta Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: May 7, 2009

Return to Index

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Return to Index