Form 10-Q
period 2009-08-06
REGAL BELOIT CORP
filed 2009-08-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

             FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended
June 27, 2009
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
YES ☐  NO ☒

35,822,815 Shares, Common Stock, $.01 Par Value (as of  August 5, 2009)

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

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 27, 2009	(As Adjusted,	June 27, 2009	(As Adjusted,
		See Note 2)		See Note 2)
		June 28, 2008		June 28, 2008

Net Sales	$454,550	$606,316	$897,824	$1,142,659

Cost of Sales	359,928	475,139	712,632	889,383

Gross Profit	94,622	131,177	185,192	253,276

Operating Expenses	65,155	63,683	127,533	128,170

Income From Operations	29,467	67,494	57,659	125,106

Interest Expense	5,501	8,357	12,620	16,770

Interest Income	377	531	510	915

Income Before Taxes & Noncontrolling Interests	24,343	59,668	45,549	109,251

Provision For Income Taxes	6,822	21,086	14,052	38,644

Net Income	17,521	38,582	31,497	70,607

Less: Net Income Attributable to Noncontrolling
Interests, net of tax	1,069	1,269	2,258	1,867

Net Income Attributable to Regal Beloit Corporation	$16,452	$37,313	$29,239	$68,740

Earnings Per Share of Common Stock:

Basic	$0.49	$1.19	$0.90	$2.19

Assuming Dilution	$0.47	$1.11	$0.86	$2.06

Cash Dividends Declared	$0.16	$0.16	$0.32	$0.31

Weighted Average Number of Shares Outstanding:

Basic	33,256,281	31,305,715	32,356,782	31,311,296
Assuming Dilution	35,105,383	33,525,725	33,850,093	33,321,379

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except per Share Data)

	(Unaudited)	(As Adjusted, From Audited Statements, See Note 2)
ASSETS	June 27, 2009	December 27, 2008
Current Assets:
Cash and Cash Equivalents	$290,549	$65,250
Trade Receivables, less Allowances of $13,156 in 2009, and
$11,145 in 2008	285,891	294,326
Inventories,net	269,216	359,918
Prepaid Expenses and Other Current Assets	75,733	66,594
Deferred Income Tax Benefits	46,405	75,174
Total Current Assets	967,794	861,262

Property, Plant and Equipment:
Land and Improvements	37,977	39,982
Buildings and Improvements	127,940	127,018
Machinery and Equipment	473,356	457,063
Property, Plant and Equipment, at Cost	639,273	624,063
Less - Accumulated Depreciation	(288,026)	(265,691)
Net Property, Plant and Equipment	351,247	358,372

Goodwill	671,377	672,475
Intangible Assets, Net of Amortization	122,564	120,784
Other Noncurrent Assets	11,595	10,603
Total Assets	$2,124,577	$2,023,496

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	161,653	202,456
Dividends Payable	5,731	5,024
Accrued Compensation and Employee Benefits	56,129	64,207
Other Accrued Expenses	73,292	63,457
Hedging Obligations	16,347	80,578
Current Maturities of Debt	4,987	15,280
Total Current Liabilities	318,139	431,002

Long-Term Debt	548,115	560,127
Deferred Income Taxes	85,052	72,119
Hedging Obligations	36,434	61,958
Pension and Other Post Retirement Benefits	44,648	43,768
Other Noncurrent Liabilities	11,758	16,881

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares
authorized, 36,703,381 issued in 2009, and
32,282,395 shares issued in 2008	367	323
Additional Paid-In Capital	509,359	356,231
Less - Treasury Stock, at cost, 884,100 shares in 2009 and 2008	(19,419)	(19,419)
Retained Earnings	649,751	631,281
Accumulated Other Comprehensive Loss	(74,949)	(142,429)
Total Regal Beloit Corporation Shareholders' Equity	1,065,109	825,987
Noncontrolling Interests	15,322	11,654
Total Equity	1,080,431	837,641
Total Liabilities and Equity	$2,124,577	$2,023,496
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (In Thousands of Dollars, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 29, 2007	$321	$348,971	$(15,228)	$525,506	$2,180	$10,542	$872,292
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$68,740	$-	$1,867	$70,607
Dividends Declared
($.31 per share)	-	-	-	(9,704)	-	-	(9,704)
Purchase of 110,000
shares of Treasury Stock	-	-	(4,191)	-	-	-	(4,191)
Stock Options
Exercised,
including income
tax benefit and share
cancellations	1	1,886	-	-	-	-	1,887
Stock-based Compensation	-	1,961	-	-	-	-	1,961
Other Comprehensive
Income (Loss) by
Classification:
Currency Translation
adjustments	-	-	-	-	(1,628)	742	(886)
Hedging Activities, net
of tax	-	-	-	-	8,749	-	8,749
Pension and Post
Retirement Benefits,
net of tax	-	-	-	-	(104)	-	(104)
Balance as of June 28, 2008	$322	$352,818	$(19,419)	$584,542	$9,197	$13,151	$940,611

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$29,239	$-	$2,258	$31,497
Dividends Declared
($.32 per share)	-	-	-	(10,769)	-	-	(10,769)
Sale of 4,312,500 shares of
common stock	43	150,507	-	-	-	-	150,550
Stock Options
Exercised,
including income
tax benefit and share
cancellations	1	662	-	-	-	-	663
Stock-based Compensation	-	1,959	-	-	-	-	1,959
Other Comprehensive
Income (Loss) by
Classification:
Currency Translation
adjustments	-	-	-	-	5,654	1,410	7,064
Hedging Activities, net
of tax	-	-	-	-	61,052	-	61,052
Pension and Post
Retirement Benefits,
net of tax	-	-	-	-	774	-	774
Balance as of June 27, 2009	$367	$509,359	$(19,419)	$649,751	$(74,949)	$15,322	$1,080,431
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)
	Six Months Ended
		(As Adjusted, See Note 2)
	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,497	$70,607
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	33,793	30,211
Excess tax benefits from stock-based compensation	(1,767)	(1,333)
(Gain) loss on sale of assets, net	(91)	70
Stock-based compensation expense	1,959	1,961
Non-cash convertible debt deferred financing costs	1,063	2,424
Change in assets and liabilities, net of acquisitions	59,031	12,345
Net cash provided by operating activities	125,485	116,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(18,614)	(28,134)
Business acquisitions, net of cash acquired	(1,500)	(15,805)
Sale of property, plant and equipment	306	1,149
Net cash used in investing activities	(19,808)	(42,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(10,295)	(92)
Payments of long-term debt	(108)	(233)
Net borrowings (repayments) under revolving credit facility	(13,207)	(182,700)
Net proceeds from long-term borrowings	-	165,000
Net proceeds from the sale of common stock	150,550	-
Dividends paid to shareholders	(10,063)	(9,392)
Purchases of treasury stock	-	(4,191)
Proceeds from the exercise of stock options	631	1,739
Excess tax benefits from stock-based compensation	1,767	1,333
Financing fees paid	-	(418)
Net cash provided by (used in) financing activities	119,275	(28,954)

EFFECT OF EXCHANGE RATES ON CASH	347	595

Net increase in cash and cash equivalents	225,299	45,136
Cash and cash equivalents at beginning of period	65,250	42,574
Cash and cash equivalents at end of period	$290,549	$87,710
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2009
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 27, 2008, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 27, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The adoption of FSP APB 14-1 required an adjustment of convertible debt, equity, and interest expense. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

As of June 27, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity had evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company has evaluated subsequent events through August 5, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are also sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP but reorganizes the literature using a consistent structure. SFAS 168 is effective financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it is not expected to impact the consolidated financial statements, however the Company will cease using prior GAAP references and begin to use the new Codification when referring to GAAP in the Notes to Condensed Consolidated Financial Statements in its quarterly report on Form 10-Q for the third quarter ending September 26, 2009.

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB  28-1 are effective for the Company’s interim period ending on June 27, 2009. FSP FAS 107-1 and APB 28-1 amends only the Company’s disclosure requirements. See Note 9 – Debt and Bank Credit Facilities in Notes to Condensed Consolidated Financial Statements for information regarding the fair value of financial instruments at June 27, 2009.

Certain non-trade receivables at December 27, 2008 have been reclassified from Receivables to Prepaid Expenses and Other Current Assets to conform to the 2009 presentation. Trade Receivables less Allowances on the Condensed Consolidated Balance Sheets is now comprised of trade receivables net of estimated allowances.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the three and six months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2010.

The Company operates on a 52/53 week fiscal year, and fiscal 2009 will be a 53 week year with an additional week in the fiscal fourth quarter.

2.   ADOPTION OF FSP APB 14-1

As of the beginning of fiscal 2009, the Company adopted FSP APB 14-1 which requires an adjustment of convertible debt, equity, and interest expense. The new standard requires that a fair value be assigned to the equity conversion option of the Company’s $115.0 million, 2.75% convertible senior subordinated notes (the “Convertible Notes”) as of April 5, 2004, the date of issuance of the Convertible Notes.  This change results in a corresponding decrease in the value assigned to the debt portion of the instrument.

The value assigned to the debt portion of the Convertible Notes was determined based on market interest rates for similar debt instruments without the conversion feature as of April 5, 2004, the issuance date of the Convertible Notes.  The difference in this interest rate versus the coupon rate on the Convertible Notes is then amortized into interest expense over the expected term of the Convertible Notes.  For purposes of the valuation, the Company used an expected term of five years, which represents the first anniversary date at which holders of the Convertible Notes may put their Convertible Notes back to the Company.

The five year anniversary occurred in March 2009, and through June 27, 2009, no Convertible Notes were put to the Company and no Convertible Notes were called by the Company. Accordingly, the book value as of June 27, 2009 equals the par value of the Convertible Notes, and interest expense will equal the coupon rate in future periods.

The adjustment affected our balance sheet as follows (in thousands):

	December 27, 2008
	As Adjusted	As Reported
Long-Term Debt	$560,127	$561,190
Deferred Income Taxes	72,119	71,715
Additional Paid-in Capital	356,231	342,712
Retained Earnings	631,281	644,141

The adjustment of interest expense for the three and six months ended June 28, 2008 was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2008		June 28, 2008
	As Adjusted	As Reported	As Adjusted	As Reported
Interest Expense	$8,357	$7,127	$16,770	$14,346
Income Before Taxes and
Noncontrolling Interests	59,668	60,898	109,251	111,675
Provision for Income Taxes	21,086	21,553	38,644	39,565
Net Income	38,582	39,345	70,607	72,110
Net Income Attributable to Regal Beloit Corporation	37,313	38,076	68,740	70,243
Earnings per Share of Common Stock
Basic	$1.19	$1.21	$2.19	$2.24
Assuming Dilution	1.11	1.14	2.06	2.11

The full year impact of the adjustment for the fiscal year ended December 27, 2008 reduced diluted earnings per share from $3.87 to $3.77.

3.   INVENTORIES

Cost for approximately 59% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	June 27, 2009	December 27, 2008
Raw Material and Work in Process	32%	29%
Finished Goods and Purchased Parts	68%	71%

4.   ACQUISITIONS

The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition.  In January, 2009, the Company acquired Custom Power Technology (“CPT”), a custom power electronics business located in Menomonee Falls, Wisconsin. The purchase price and impact in our Condensed Consolidated Financial Statements was not significant. The following acquisitions in 2008 were not considered to be material business combinations.

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

5.   COMPREHENSIVE INCOME

The Company's consolidated comprehensive income for the three and six months ended June 27, 2009 and June 28, 2008, respectively , was as follows (in thousands):
	Three Months Ending		Six Months Ending
		(As Adjusted, See Note 2)		(As Adjusted, See Note 2)
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income	$17,521	$38,582	$31,497	$70,607
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	9,620	(2,671)	7,064	(886)
Changes in fair value of hedging activities, net of tax	24,204	3,080	48,571	13,857
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) ("AOCI"), net of tax	17,505	(4,668)	35,113	(5,108)
Deferred losses on closed hedge contracts, net of tax	(7,847)	-	(22,632)	-
Amortization of net prior service costs and actuarial losses	100	(199)	774	(104)
Comprehensive income	$61,103	$34,124	$100,387	$78,366

The amount of comprehensive income attributable to noncontrolling interests was $1.1 million and $3.7 million for the three and six months ended June 27, 2009.  The amount of comprehensive income attributable to noncontrolling interests was $1.5 million and $2.6 million for the three and six months ended June 28, 2008.

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Loss.  The components of the ending balances of Accumulated Other Comprehensive Loss are as follows:
	June 27, 2009	December 27, 2008
Translation adjustments	$(15,550)	$(21,204)
Hedging activities, net of tax	(37,880)	(98,932)
Pension and post retirement benefits, net of tax	(21,519)	(22,293)
	$(74,949)	$(142,429)

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended June 27, 2009 and June 28, 2008 (in thousands):

	Three Months Ending		Six Months Ending
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Beginning balance	$9,953	$9,951	$11,022	$9,872
Deduct: Payments	(2,572)	(1,662)	(5,319)	(3,398)
Add: Provision	3,179	1,935	4,933	3,774
Translation Adjustments	90	(3)	14	(27)
Ending balance	$10,650	$10,221	$10,650	$10,221

7.   BUSINESS SEGMENTS

The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment		Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending		Six Months Ending		Six Months Ending
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net Sales	$47,306	$65,261	$407,244	$541,055	$99,218	$127,811	$798,606	$1,014,848
Income from
Operations	4,128	9,600	25,339	57,894	10,415	19,647	47,244	105,459
% of Net Sales	8.7%	14.7%	6.2%	10.7%	10.5%	15.4%	5.9%	10.4%
Goodwill at
end of period	$530	$530	$670,847	$636,921	$530	$530	$670,847	$636,921

In the fourth quarter of 2008, an Electrical segment business was moved to the Mechanical segment due to a management reporting change, and prior period segment information has been adjusted. The impact of the change was not material.

8.   GOODWILL AND OTHER INTANGIBLES

Goodwill

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we perform a annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Because of the on-going unfavorable impact of the credit crisis and the current global economic environment, we completed an assessment of impairment indicators during the second quarter of 2009. We considered a number of factors, including, among other things, recent operational, revenue, profitability and cash flow trends. We also considered the effect of the volatility in our stock price and trends in the discount rate used in our goodwill fair value estimate.

As a result of reviewing these impairment indicators, we noted that our consolidated revenues declined 25.0% during the second quarter of 2009 as compared to the second quarter of 2008, with similar declines in most of our reporting units, which was a larger decline than we estimated in our annual 2008 goodwill impairment assessment.

Our stock price and our resulting market capitalization increased during the second quarter of 2009. Our stock price was $40.30 as of June 26, 2009 as compared to $31.21 as of March 27, 2009. Our book value per share was $32.49 as of June 27, 2009 and $27.76 as of March 28, 2009. We expect that there may continue to be volatility in our stock price due to changes in market conditions and expectations; however, our market capitalization continues to be greater than our book value at our quarter-end.

As a result of this impairment indicator, during the second quarter of 2009, we performed an interim goodwill impairment test for two of our goodwill reporting units using the income approach and a discount rate of 12.6%.  The methodology used in our annual goodwill impairment test during the fourth quarter of 2008.

Based on our assessments, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 27, 2009, supporting our conclusion that our recorded goodwill was not impaired.

Our annual impairment test will occur in the fourth quarter of 2009.  If we continue to experience further erosion of actual and projected revenues or an increase in our discount rate assumption, it is possible that we may have an impairment charge related to one or more of our reporting units.

As described above in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company acquired one business in 2009 and two businesses in 2008.  The purchase price allocation for the Dutchi acquisition is preliminary, pending the finalization of working capital, valuations and further analysis of contingencies.  The excess of purchase price over estimated fair value was assigned to goodwill.  Adjustments to the estimated fair value of the net assets acquired may be recorded during the measurement period, not to exceed one year from the date of acquisition.

A preliminary allocation of $18.2 million was included in goodwill at June 27, 2009 related to the Dutchi acquisition.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):
	Electrical Segment	Mechanical Segment	Total
Balance as of December 27, 2008	$671,945	$530	$672,475
Net Acquisitions and Fair Value Adjustments	1,142	-	$1,142
Translation Adjustments	(2,240)	-	$(2,240)
Balance as of June 27, 2009	$670,847	$530	$671,377

Intangible Assets

Intangible assets consisted of the following (in thousands):
Gross Intangibles
Asset Description	Useful Life (years)	December 27, 2008	Net Acquisitions and Fair Value Adjustments	Translation Adjustments	June 27, 2009
Non-Compete Agreements	5	$5,767	$575	$3	$6,345
Trademarks	3 - 21	19,490	710	224	20,424
Patents	10	15,410	-	-	15,410
Engineering Drawings	10	1,200	-	-	1,200
Customer Relationships	9 - 15	92,633	2,180	189	95,002
Technology	6 - 11	25,439	6,844	542	32,825
Total Gross Intangibles		$159,939	$10,309	$958	$171,206

Accumulated Amortization
Asset Description	Useful Life (years)	December 27, 2008	Amortization	Translation Adjustments	June 27, 2009
Non-Compete Agreements	5	$(3,755)	$(635)	$(2)	$(4,392)
Trademarks	3 - 21	(6,026)	(768)	(19)	(6,813)
Patents	10	(6,190)	(771)	-	(6,961)
Engineering Drawings	10	(487)	(60)	-	(547)
Customer Relationships	9 - 15	(18,625)	(4,723)	(61)	(23,409)
Technology	6 - 11	(4,072)	(2,363)	(85)	(6,520)
Total Accumulated Amortization		$(39,155)	$(9,320)	$(167)	$(48,642)

Intangible Assets, Net of Amortization		$120,784			$122,564

Estimated Amortization (in millions)

2009	2010	2011	2012	2013
$16.2	$15.0	$14.2	$14.3	$14.2

Amortization expense recorded for the three and six months ended June 27, 2009 was $5.1 million and $9.3 million, respectively.  The Company has elected to perform its annual test for impairment as required by SFAS 142, “Goodwill and Other Intangible Assets,” during the fourth quarter.

9.   DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of June 27, 2009 and December 27, 2008 was as follows (in thousands):

		(As Adjusted, See Note 2)
	June 27, 2009	December 27, 2008
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	7,035	20,000
Convertible senior subordinated debt	115,000	113,937
Other	16,067	26,470
	553,102	575,407
Less: Current maturities	(4,987)	(15,280)
Non-current portion	$548,115	$560,127

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

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At June 27, 2009, the interest rate of 1.3% was based on a margin over LIBOR.

The Company’s $500.0 million revolving credit facility (“Facility”) permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA, as defined in the Facility.  These interest rates also vary as LIBOR varies.  The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total debt to EBITDA as defined in the Facility.

The Notes, the Term Loan and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of June 27, 2009.

In August, 2007 the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 15 of Notes to Condensed Consolidated Financial Statements.)

As of June 27, 2009, the Company’s $115.0 million, 2.75% convertible senior subordinated debt is convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, bondholders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of the Company’s common stock or cash, at the Company’s discretion.  Effective on April 17, 2009, the conversion rate of the company’s convertible senior subordinated debt (“convertible debt”) was adjusted pursuant to the terms of the indenture.  The adjustment is required as the cumulative dividends paid to shareholders since the convertible debt was issued reached the threshold defined in the indenture.  The conversion rate as of April 17, 2009 is 39.5107 share of common stock for each $1,000 principal amount of convertible debt.  No notes have been converted into cash or shares of common stock as of June 27, 2009.   However, subsequent to quarter end, a portion of the convertible senior subordinated debt was converted by the bondholders.  See Note 17 of Notes to the Condensed Consolidated Financial Statements.

The estimated fair value of the convertible senior subordinated debt at June 27, 2009 was approximately $183.1 million and the carrying value was $115.0 million.  The estimated fair value was determined using Level 2 inputs as described in Note 16 of Notes to the Condensed Consolidated Financial Statement.

As of the beginning of fiscal 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion Including Partial Cash Settlement”. The adoption of APB 14-1 required an adjustment of convertible debt, equity,  and interest expense. (See also Note 2 of Notes to Condensed Consolidated Financial Statements.)

At June 27, 2009, additional notes payable of approximately $16.1 million were outstanding with a weighted average interest rate of 3.8%.

10. PENSION PLANS

The Company’s net periodic pension cost is comprised of the following components (in thousands):

	Three Months Ending		Six Months Ending
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$578	$1,003	$1,156	$2,006
Interest cost	1,592	1,478	3,184	2,956
Expected return on plan assets	(1,414)	(1,393)	(2,828)	(2,786)
Amortization of prior service cost	49	53	98	106
Amortization of net actuarial loss	188	126	376	252
Net periodic benefit expense	$993	$1,267	$1,986	$2,534

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the 2009 fiscal year is $0.8 million and $0.2 million, respectively.

In the second quarter of 2009 and 2008, the Company contributed $0.5 million and $0.3 million to defined benefit pension plans, respectively.  The Company expects to contribute an additional $12.0 million, for total contributions of $12.8 million in 2009. The Company contributed a total of $4.8 million in 2008.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2008 Annual Report on Form 10-K filed on February 25, 2009.

11. SHAREHOLDERS’ EQUITY

The Company recognized approximately $1.2 million and $1.1 million in share-based compensation expense for the three month period ended June 27, 2009 and June 28, 2008, respectively.  The Company recognized approximately $2.0 million in share-based compensation for the six months ended June 27, 2009 and June 28, 2008.  The total income tax benefit recognized relating to share-based compensation for the six months ended June 27, 2009 and June 28, 2008 was approximately $1.8 million and $1.3 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of June 27, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $15.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.4 years.

The Company was authorized as of June 27, 2009 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.0 million shares were available for future grant or payment under the various plans at June 27, 2009.

On May 22, 2009, the Company completed the sale of 4,312,500 shares of common stock at a price of $36.25 per share to the public.  Net proceeds of approximately $150.5 million were received by the Company.

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

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.  The per share weighted average fair value of share-based incentive awards granted in the May 2009 annual grant was $15.28.  The fair value of the awards is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:  risk-free interest rate of 2.6%; expected dividend yield of 1.5%; expected volatility of 36.8% and an estimated life of 7.0 years.

A summary of share-based awards (options and SARs) as of June 27, 2009 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,804,875	$37.16	7.4	$9.0
Exercisable	773,842	$30.91	5.7	$8.2

Restricted Stock

As of June 27, 2009, the Company had 109,450 shares of restricted stock outstanding with a weighted average price of $43.99 and a weighted average life of 2.2 years. There were 39,550 shares of restricted stock granted in the six months ended June 27, 2009.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant. In the first six months of 2009, 48,200 shares of restricted stock vested.

12. INCOME TAXES

The effective tax rate for the three months ended June 27, 2009 was 28.0% versus 35.3% in the prior year period.   The decrease in the effective tax rate results primarily from the global distribution of taxable income.

As of June 27, 2009 and December 27, 2008, respectively, the Company had approximately $8.2 million and $7.1 million of unrecognized tax benefits, $4.6 million and $3.5 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

13. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income attributable to Regal Beloit Corporation.  The denominator is computed as follows (in thousands):

	Three Months Ending		Six Months Ending
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Denominator for basic EPS - weighted average	33,256	31,306	32,357	31,311
Effect of dilutive securities	1,849	2,220	1,493	2,010
Denominator for diluted EPS	35,105	33,526	33,850	33,321

The “Effect of dilutive securities” represents the dilution impact of equity awards and the convertible senior subordinated debt (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The dilutive effect of the Convertible Notes was approximately 1.6 million shares and 1.8 million shares for the three months ended June 27, 2009 and June 28, 2008, respectively. The dilutive effect of the Convertible Notes was approximately 1.2 million shares and 2.0 million shares for the six months ended June 27, 2009 and June 28, 2008, respectively.

Options for common shares where the exercise price was above the market price at June 27, 2009, totaling approximately 1.1 million shares have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.  There were approximately 0.4 million anti-dilutive option shares outstanding at June 28, 2008.

14. CONTINGENCIES

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

15. DERIVATIVE INSTRUMENTS

The Company has adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends the required disclosures about the Company’s derivative instruments and hedging activities contained in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments.  There were no significant collateral deposits on derivative financial instruments as of June 27, 2009.

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

As of June 27, 2009, the Company had outstanding the following commodity forward contracts (with maturities extending through February 2011) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$30.8
Aluminum	2.5
Zinc	0.6
Natural Gas	1.6
Heating Oil	0.1

As of June 27, 2009, the Company had outstanding the following currency forward contracts (with maturities extending through December 2011) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$101.2
Indian Rupee	44.0
Thai Baht	4.0

As of June 27, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments as of June 27, 2009 were (in millions):

	Asset Derivatives	Liability Derivatives
	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$-	Hedging Obligations	$33.3
Foreign exchange contracts	-	Hedging Obligations	15.0
Commodity contracts	-	Hedging Obligations	2.5

Total derivatives designated as hedging instruments	$-		$50.8

Derivatives not designated as hedging instruments
Foreign exchange contracts	-	Hedging Obligations	1.0
Commodity contracts	-	Hedging Obligations	1.0

Total derivatives not designated as hedging instruments	$-		$2.0

Total derivatives	$-		$52.8

The Company’s liability for derivative instruments is classified on the condensed consolidated balance sheet as a current liability of $16.4 million and a noncurrent liability of $36.4 million.

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three and six months ended June 27, 2009 was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments
	Three Months Ended June 27, 2009				Six Months Ended June 27, 2009
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in
Other Comprehensive Income (Loss)	$24.6	$18.8	$11.2	$54.6	$65.0	$17.2	$16.3	$98.5

Amounts reclassifed from other comprehensive income (loss) were:

Loss recognized in Cost of Sales	$(19.8)	$(4.0)	$-	$(23.8)	$(41.9)	$(6.4)	$-	$(48.3)

Loss recognized in Operating Expenses	$-	$(1.7)	$-	$(1.7)	$-	$(3.4)	$-	$(3.4)

Loss recognized in Interest Expense	$-	$-	$(2.7)	$(2.7)	$-	$-	$(4.9)	$(4.9)

The ineffective portion of hedging instruments recognized during the three and six months ended June 27, 2009 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments
	Three Months Ended June 27, 2009			Six Months Ended June 27, 2009
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total
Gain (loss) recognized in
Cost of Sales	$3.0	$(0.3)	$2.7	$7.5	$(0.9)	$6.6

Loss recognized in Operating Expenses	$-	$(0.5)	$(0.5)	$-	$(1.0)	$(1.0)

The net AOCI balance of ($37.9) million loss at June 27, 2009 includes ($21.9) million of net current deferred losses expected to be realized in the next twelve months.

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 27, 2009 (in millions):

Liabilities:
Hedging Obligations – Current
Derivative currency contracts	$12.8
Derivative commodity contracts	3.5
Hedging Obligations – Long Term
Derivative currency contracts	$3.2
Interest rate swap	33.3

17. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 27, 2009 through August 7, 2009, the date the financial statements have been issued, for recording and or disclosure in the financial statements for the three and six month periods ended June 27, 2009.

Subsequent to the August 6, 2009 quarter end, several of the holders of the Company’s convertible senior subordinated debt have exercised their conversion right.  A total of approximately $27.6 million face value has been converted by the holders as of August 6, 2009.  The Company will pay cash to redeem the par value of the debt and has elected to pay the conversion premium in shares of common stock.  The conversion premium is calculated based on a twenty day trading period as defined in the Bond Indenture, and that trading period has not ended as of the date of this filing.  The current diluted EPS calculation includes an amount estimated for the dilutive effect of the Convertible Notes as disclosed in Note 13 of Notes to the Condensed Consolidated Financial Statements.

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

OVERVIEW

The global impact of the credit crisis and the current global macro economic environment continue to negatively impact the demand for our products as reflected in our revenue performance for the second quarter.  The exception to these trends have been sales of high efficiency products, particularly for HVAC and commercial refrigeration end markets, which are supported by the net economic impact to the end user and, in certain cases, are supported by tax credits and other subsidies.  The impact of lower demand coupled with our efforts to reduce inventory levels resulted in under absorbed fixed overhead in our factories that unfavorably impacted gross margins.  We continue to reduce manufacturing and operating expenses to improve our profitability as a result of the weak demand environment.

Net sales for the three months ended June 27, 2009 decreased 25.0% to $454.6 million from $ 606.3 million in the comparable period of 2008.  Sales for the three months ended June 27, 2009 included $16.3 million of incremental sales related to the two 2008 acquired businesses  and the CPT acquisition completed on January 2, 2009 (as described in Note 4 of Notes to the Condensed Consolidated Financial Statements).

Net income attributable to Regal Beloit Corporation decreased 55.9% to $16.5 million for the three months ended June 27, 2009 as compared to $37.3 million in the comparable period last year.  Diluted earnings per share decreased 57.7% to $0.47 for the three months ended June 27, 2009 as compared to $1.11 for the comparable period of 2008.

RESULTS OF OPERATIONS

Three Months Ended June 27, 2009 versus Three Months Ended June 28, 2008

Sales for the three months ended June 27, 2009 were $454.6 million, a 25.0% decrease over the $606.3 million reported for the three months ended June 28, 2008.  Second quarter 2009 sales included $16.3 million of incremental sales related to the two 2008 acquired businesses and the CPT acquisition completed on January 2, 2009 (as described in Note 4 of Notes to the Condensed Consolidated Financial Statements).

In the Electrical segment, sales decreased 24.7% from the prior year period, including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales decreased 27.7%, largely due to global generator sales decreasing 49.1%, commercial and industrial motors sales in North America decreasing 33.1%, and residential HVAC motor sales decreasing 4.4%.  Sales in the Mechanical segment decreased 27.6% from the prior year period.  From a geographic perspective, Asia-based sales decreased 33.9% as compared to the comparable period of 2008.  In total, sales to regions outside of the United States were 26.6% of total sales for the three months ended June 27, 2009 in comparison to 27.0% for the comparable period of 2008. The negative impact of foreign currency exchange rate changes decreased total sales by 1.7%.

The gross profit margin for the three months ended June 27, 2009 was 20.8% as compared to the 21.6% reported for the comparable period of 2008.  The gross profit margin for the Electrical segment was 20.5% for the three months ended June 27, 2009 versus 21.0% in the comparable period of 2008.  The Mechanical segment gross profit was 23.4% in the three months ended June 27, 2009 versus 27.3% in the comparable period of 2008. The decrease is driven by the negative fixed cost absorption impact of lower production volumes partially offset by a positive product mix shift to high efficiency products and cost reduction activities.  Also impacting gross margins were the expenses related to current plant rationalization projects which totaled $1.8 million for the second quarter of 2009.

Operating expenses were $65.2 million (14.3% of sales) in the three months ended June 27, 2009 versus $63.7 million (10.5% of sales) in the comparable period of 2008. Operating expenses included an incremental amount of approximately $3.8 million related to the Dutchi, Hwada and CPT businesses offset by reductions in variable expenses, such as sales commissions, and the impact of cost reduction activities. Other operating expense increases included increased bad debt, legal, and restructuring expense.  Electrical segment operating expenses were 14.3% of net sales for the three months ended June 27, 2009 versus 10.3% in the comparable period of 2008.  Mechanical operating expenses were 14.7% and 11.8% of sales for the three months ended June 27, 2009 and June 28, 2008, respectively.

Income from operations was $29.5 million versus $67.5 million in the comparable period of 2008.  As a percent of sales, income from operations was 6.5% for the three months ended June 27, 2009 versus 11.1% in the comparable period of 2008. As a percent of sales, Electrical segment operating profit was 6.2% in the second quarter of 2009 versus 10.6% in the comparable period of 2008. Mechanical segment operating profit was 8.7% of sales in the second quarter of 2009 versus 15.5% in the comparable period of 2008.

Net interest expense was $5.1 million versus $7.8 million in the comparable period of 2008.  The decrease is driven primarily by lower effective interest rates in 2009 versus the comparable period of 2008, lower average debt, and the interest earned on cash and cash equivalents.

The effective tax rate for the three months ended June 27, 2009 was 28.0% versus 35.3% in the prior year period.   The decrease in the effective tax rate results primarily from the global distribution of taxable income.

Net income attributable to Regal Beloit Corporation for the three months ended June 27, 2009 was $16.5 million, a decrease of 55.9% versus the $37.3 million reported in the comparable period of 2008.  Fully diluted earnings per share was $0.47 as compared to $1.11 per share reported in the second quarter of 2008.  The average number of diluted shares was 35,105,383 during the three months ended June 27, 2009 was as compared to 33,525,725 during the comparable period of 2008.

Six Months Ended June 27, 2009 versus Six Months Ended June 28, 2008

Sales for the six months ended June 27, 2009 were $897.8 million, a 21.4% decrease over the $1,142.7 million reported for the six months ended June 28, 2008.  In 2009, sales included $46.0 million of sales related to the two 2008 acquired businesses described in Note 4 of Notes to the Condensed Consolidated Financial Statements and the CPT acquisition completed on January 2, 2009.

In the Electrical segment, sales decreased 21.3% from the prior year period, including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales decreased 25.8%, largely due to global generator sales decreasing 39.5%, commercial and industrial motors sales in North America decreasing 28.3%, and residential HVAC motor sales decreasing 12.4%.  Sales in the Mechanical segment decreased 22.4% from the prior year period.  From a geographic perspective, Asia-based sales decreased 29.7% as compared to the comparable period of 2008.  In total, sales to regions outside of the United States were 26.6% of total sales for the six months ended June 27, 2009 in comparison to 26.4% for the comparable period of 2008. The negative impact of foreign currency exchange rate changes decreased total sales by 1.9%.

The gross profit margin for the six months ended June 27, 2009 was 20.6% as compared to the 22.2% reported for the comparable period of 2008.  The gross profit margin for the Electrical segment was 20.1% for the six months ended June 27, 2009 versus 21.4% in the comparable period of 2008.  The Mechanical segment gross profit was 25.2% in the six months ended June 27, 2009 versus 28.2% in the comparable period of 2008. The decrease is driven by higher commodity costs and the absorption impact of lower sales volumes.

Operating expenses were $127.5 million (14.2% of sales) in the six months ended June 27, 2009 versus $128.2 million (11.2% of sales) in the comparable period of 2008. Operating expenses included an incremental amount of approximately $9.2 million related to the Dutchi and Hwada businesses offset by reductions in variable expenses, such as sales commissions, and the impact of cost reduction activities. Electrical segment operating expenses were 14.1% of net sales for the six months ended June 27, 2009 versus 11.0% in the comparable period of 2008.  Mechanical operating expenses for the six months ended June 27, 2009 were 14.7% of sales versus 12.8% in the equivalent period of 2008.

Income from operations was $57.7 million versus $125.1 million in the comparable period of 2008.  As a percent of sales, income from operations was 6.4% for the six months ended June 27, 2009 versus 10.9% in the comparable period of 2008. As a percent of sales, Electrical segment operating profit was 5.9% in 2009 versus 10.4% in the comparable period of 2008. Mechanical segment operating profit was 10.5% of sales in 2009 versus 15.4% in the comparable period of 2008.

Net interest expense was $12.1 million versus $15.9 million in the comparable period of 2008.  The decrease is driven by lower effective interest rates in 2009 versus the comparable period of 2008.

The effective tax rate for the six months ended June 27, 2009 was 30.9% versus 35.4% in the prior year period.  The decrease in the effective tax rate results primarily from the global distribution of taxable income.

Net income attributable to Regal Beloit Corporation for the six months ended June 27, 2009 was $29.2 million, a decrease of 57.5% versus the $68.7 million reported in the comparable period of 2008.  Fully diluted earnings per share was $0.86 as compared to $2.06 per share reported in 2008.  The average number of diluted shares was 33,850,093 during the six months ended June 27, 2009 as compared to 33,321,379 during the comparable period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $649.7 million at June 27, 2009, a 51.0% increase from $430.3 million at December 27, 2008.  The $219.4 million increase was primarily driven by the $150.5 million of net proceeds from the sale of common stock in May, 2009.  In addition, a $8.4 million decrease in accounts receivable and a $90.7 million decrease in inventory, partially offset by $40.8 decrease in accounts payable provided another $58.3 million of working capital.  The ratio of current assets to our current liabilities (“current ratio”) was 3.0:1 at June 27, 2009 and 2.0:1 at December 27, 2008.

Net cash provided by operating activities was $125.5 million for the six months ended June 27, 2009 as compared to $116.3 million in the comparable period of 2008.  The increase is driven by large working capital improvements partially offset by lower net income in 2009 versus the comparable period of 2008.  Net cash used in investing activities was $19.8 million in the first six months of 2009 as compared to the $42.8 million used in the comparable period of the prior year. Additions to property, plant and equipment were $18.6 million in the first six months of 2009, which was $9.5 million less than the comparable period of 2008.  Our cash provided by financing activities was $119.3 million for the first six months of 2009 driven by the $150.5 million equity offering net proceeds, versus $29.0 million used in financing activities in the comparable period of 2008.  During the six months ended June 28, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in 2009.

On May 22, 2009, the Company completed a public offering of 4,312,500 shares of common stock at a price of $36.25 per share.  The Company received $150.5 million of net proceeds which it will use for general corporate and working capital purposes, including the potential repayment of debt and the funding of future acquisitions.

Our outstanding long-term debt decreased from $560.1 million at December 27, 2008 to $548.1 million at June 27, 2009. At June 27, 2009, there was $7.0 million outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as

LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At June 27, 2009, the interest rate of 1.3% was based on a margin over LIBOR.

At June 27, 2009, there was $250.0 million of senior notes (the “Notes”) outstanding. The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Note Purchase Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of June 27, 2009.

In addition to the Facility, the Term Loan and the Notes, at June 27, 2009, we also had $115.0 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, and $16.1 million of other debt with a weighted average interest rate of 3.8%.

Subsequent to quarter end, $27.6 million of the convertible senior subordinated debt was converted by the bondholders.  See Note 17 of Notes to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies have not changed materially from those reported in our 2008 Annual Report on Form 10-K filed on February 25, 2009.

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we perform a annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Because of the on-going unfavorable impact of the credit crisis and the current global economic environment, we completed an assessment of impairment indicators during the second quarter of 2009. We considered a number of factors, including, among other things, recent operational, revenue, profitability and cash flow trends. We also considered the effect of the volatility in our stock price and trends in the discount rate used in our goodwill fair value estimate.

As a result of reviewing these impairment indicators, we noted that our consolidated revenues declined 25.0% during the second quarter of 2009 as compared to the second quarter of 2008, with similar declines in most of our reporting units, which was a larger decline than we estimated in our annual 2008 goodwill impairment assessment.

Our stock price and our resulting market capitalization increased during the second quarter of 2009. Our stock price was $40.30 as of June 26, 2009 as compared to $31.21 as of March 27, 2009. Our book value per share was $32.49 as of June 27, 2009 and $27.76 as of March 28, 2009. We expect that there may continue to be volatility in our stock price due to changes in market conditions and expectations; however, our market capitalization continues to be greater than our book value at our quarter-end.

As a result of this impairment indicator, during the second quarter of 2009, we performed an interim goodwill impairment test for two of our goodwill reporting units using the income approach and a discount rate of 12.6%.  The methodology used in our annual goodwill impairment test during the fourth quarter of 2008.

Based on our assessments, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 27, 2009, supporting our conclusion that our recorded goodwill was not impaired.

Our annual impairment test will occur in the fourth quarter of 2009.  If we continue to experience further erosion of actual and projected revenues or an increase in our discount rate assumption, it is possible that we may have an impairment charge related to one or more of our reporting units.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are also sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP but reorganizes the literature using a consistent structure. SFAS 168 is effective financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it is not expected to impact the consolidated financial statements, however the Company will cease using prior GAAP references and begin to use the new Codification when referring to GAAP in the Notes to Condensed Consolidated Financial Statements in its quarterly report on Form 10-Q for the third quarter ending September 26, 2009.

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB  28-1 are effective for the Company’s interim period ending on June 27, 2009. FSP FAS 107-1 and APB 28-1 amends only the Company’s disclosure requirements. See Note 9 – Debt and Bank Credit Facilities in Notes to Condensed Consolidated Financial Statements for information regarding the fair value of financial instruments at June 27, 2009.

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

In December 2007, the FASB also issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changed the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has adopted the new standard in our financial statements and related disclosures beginning in the first quarter of 2009.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At June 27, 2009, net of interest rate swaps, we had $378.3 million of fixed rate debt and $174.8 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 27, 2009, would result in a change in after-tax annualized earnings of approximately $0.1 million.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended June 27, 2009.

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Programs
March 29, 2009 to May 2, 2009	884	$40.02	-	2,115,900

May 3, 2009 to May 30, 2009	-	$-	-	2,115,900

May 31, 2009 to June 27, 2009	-	$-	-	2,115,900

Total	884		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended June 27, 2009, there were 884 shares acquired in connection with equity incentive plans.

The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock.  Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)         The Company held its Annual Meeting of Shareholders on April 27, 2009.

The Directors elected at the meeting and those continuing after the Annual Meeting:

Class A Directors                                            Class B Directors                                            Class C Directors
Dean A. Foate                                               Christopher L. Doerr                                      Thomas J. Fischer
G. Frederick Kasten                                          Mark J. Gliebe                                              Rakesh Sachdev
Henry W. Knueppel                                         Curtis W. Stoelting                                         Carol N. Skornicka

(b)	(1)	The Shareholders voted for the election of the following Class A Directors to serve until the 2012 Annual Meeting of Shareholders:

Votes For	Votes Against	Abstentions
Dean A. Foate                                   28,357,967                                112,387                            20,417
G. Frederick Kasten                          28,244,180                                218,698                            27,892
Henry W. Knueppel                         28,100,392                                369,941                            20,438

(2)
The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009 was approved by a vote of 28,235,979 Votes For, 234,560 Votes Against and 20,232 abstentions.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit Description

10.1
Target Supplemental Retirement Plan, as amended and restated effective April 27, 2009 (Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-07283).

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

REGAL BELOIT CORPORATION (Registrant) /s/ David A. Barta
David A. Barta Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: August 6, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1
Target Supplemental Retirement Plan, as amended and restated effective April 27, 2009 (Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-07283).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350