Form 10-Q
period 2009-11-04
REGAL BELOIT CORP
filed 2009-11-04
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended
September 26, 2009

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
YES ☐  NO ☒

36,831,921 Shares, Common Stock, $.01 Par Value (as of October 27, 2009)

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

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 26, 2009	(As Adjusted,	September 26, 2009	(As Adjusted,
		See Note 2)		See Note 2)
		September 27, 2008		September 27, 2008

Net Sales	$465,192	$620,607	$1,363,016	$1,763,266

Cost of Sales	351,323	487,810	1,063,955	1,377,193

Gross Profit	113,869	132,797	299,061	386,073

Operating Expenses	65,551	67,063	193,084	195,233

Income From Operations	48,318	65,734	105,977	190,840

Interest Expense	5,360	8,341	17,980	25,111

Interest Income	359	418	869	1,333

Income Before Taxes & Noncontrolling Interests	43,317	57,811	88,866	167,062

Provision For Income Taxes	11,645	20,790	25,697	59,434

Net Income	31,672	37,021	63,169	107,628

Less: Net Income Attributable to Noncontrolling
Interests, net of tax	522	882	2,780	2,749

Net Income Attributable to Regal Beloit Corporation	$31,150	$36,139	$60,389	$104,879

Earnings Per Share of Common Stock:

Basic	$0.86	$1.15	$1.80	$3.35

Assuming Dilution	$0.82	$1.07	$1.71	$3.14

Cash Dividends Declared	$0.16	$0.16	$0.48	$0.47

Weighted Average Number of Shares Outstanding:

Basic	36,055,784	31,357,433	33,589,782	31,326,675
Assuming Dilution	38,183,014	33,715,881	35,294,400	33,452,880

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except per Shares Outstanding, Dividends Declared and Per Share Data)

	(Unaudited)	(As Adjusted, From Audited Statements, See Note 2)
ASSETS	September 26, 2009	December 27, 2008
Current Assets:
Cash and Cash Equivalents	$354,311	$65,250
Trade Receivables, less Allowances of $13,362 in 2009, and
$11,145 in 2008	276,954	294,326
Inventories, net	259,863	359,918
Prepaid Expenses and Other Current Assets	82,423	66,594
Deferred Income Tax Benefits	40,865	75,174
Total Current Assets	1,014,416	861,262

Property, Plant and Equipment:
Land and Improvements	38,071	39,982
Buildings and Improvements	128,349	127,018
Machinery and Equipment	478,464	457,063
Property, Plant and Equipment, at Cost	644,884	624,063
Less - Accumulated Depreciation	(299,728)	(265,691)
Net Property, Plant and Equipment	345,156	358,372

Goodwill	669,441	672,475
Intangible Assets, Net of Amortization	121,675	120,784
Other Noncurrent Assets	10,338	10,603
Total Assets	$2,161,026	$2,023,496

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	175,278	202,456
Dividends Payable	5,813	5,024
Accrued Compensation and Employee Benefits	56,605	64,207
Other Accrued Expenses	83,913	63,457
Hedging Obligations	11,515	80,578
Current Maturities of Debt	57,294	15,280
Total Current Liabilities	390,418	431,002

Long-Term Debt	473,270	560,127
Deferred Income Taxes	88,840	72,119
Hedging Obligations	37,864	61,958
Pension and Other Post Retirement Benefits	36,754	43,768
Other Noncurrent Liabilities	7,898	16,881

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 36,710,147 issued in 2009, and 32,282,395 shares issued in 2008	367	323
Additional Paid-In Capital	503,167	356,231
Less - Treasury Stock, at cost, 379,762 shares in 2009 and 884,100 shares in 2008	(8,338)	(19,419)
Retained Earnings	675,087	631,281
Accumulated Other Comprehensive Loss	(60,142)	(142,429)
Total Regal Beloit Corporation Shareholders' Equity	1,110,141	825,987
Noncontrolling Interests	15,841	11,654
Total Equity	1,125,982	837,641
Total Liabilities and Equity	$2,161,026	$2,023,496

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (In Thousands of Dollars, Except Per Share Data)
	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 29, 2007	$321	$348,971	$(15,228)	$525,506	$2,180	$10,542	$872,292
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$104,879	$-	$2,749	$107,628
Dividends Declared ($.47 per share)	-	-	-	(14,727)	-	-	$(14,727)
Purchase of 110,000 shares of Treasury Stock	-	-	(4,191)	-	-	-	$(4,191)
Stock Options Exercised including income tax benefit and share cancellations	1	2,567	-	-	-	-	$2,568
Stock-based Compensation	-	3,356	-	-	-	-	$3,356
Other Comprehensive Income (Loss) by Classification: Currency Translation adjustments	-	-	-	-	(22,301)	761	$(21,540)
Hedging Activities, net of tax	-	-	-	-	(10,373)	-	$(10,373)
Pension and Post Retirement Benefits, net of tax	-	-	-	-	73	-	$73
Balance as of September 27, 2008	$322	$354,894	$(19,419)	$615,658	$(30,421)	$14,052	$935,086

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$60,389	$-	$2,780	$63,169
Dividends Declared ($.48 per share)	-	-	-	(16,583)	-	-	$(16,583)
Issuance of 4,312,500 shares of Common Stock	43	150,327		-	-	-	$150,370
Stock Options Exercised including income tax benefit and share cancellations	1	832	-	-	-	-	$833
Stock-based Compensation	-	3,258	-	-	-	-	$3,258
Issuance of Treasury Stock for conversion premium on Convertible Debt redemption	-	(11,081)	11,081	-	-	-	$-
Reversal of unrecognized tax benefits	-	3,600	-	-	-	-	$3,600
Other Comprehensive Income (Loss) by Classification: Currency Translation adjustments	-	-	-	-	11,607	1,407	$13,014
Hedging Activities, net of tax	-	-	-	-	69,846	-	$69,846
Pension and Post Retirement Benefits, net of tax	-	-	-	-	834	-	$834
Balance as of September 26, 2009	$367	$503,167	$(8,338)	$675,087	$(60,142)	$15,841	$1,125,982
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Nine Months Ended
		(As Adjusted, See Note 2)
	September 26, 2009	September 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,169	$107,628
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	50,573	45,128
Excess tax benefits from stock-based compensation	(1,862)	(2,463)
Loss on sale of assets, net	243	124
Stock-based compensation expense	3,258	3,356
Non-cash convertible debt deferred financing costs	1,063	3,662
Change in assets and liabilities, net of acquisitions	119,124	1,148
Net cash provided by operating activities	235,568	158,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(25,884)	(43,947)
Purchases of investment securities	(10,696)	-
Business acquisitions, net of cash acquired	(1,500)	(15,805)
Sale of property, plant and equipment	361	2,158
Net cash used in investing activities	(37,719)	(57,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(5,480)	(10,030)
Payments of long-term debt	(152)	(293)
Net borrowings (repayments) under revolving credit facility	(13,207)	(169,700)
Proceeds from long-term borrowings	-	165,000
Repayments of convertible debt	(27,609)	-
Net proceeds from the sale of common stock	150,370	-
Dividends paid to shareholders	(15,794)	(14,404)
Purchases of treasury stock	-	(4,191)
Proceeds from the exercise of stock options	753	2,740
Excess tax benefits from stock-based compensation	1,862	2,463
Financing fees paid	-	(454)
Net cash provided by (used in) financing activities	90,743	(28,869)

EFFECT OF EXCHANGE RATES ON CASH	469	(972)

Net increase in cash and cash equivalents	289,061	71,148
Cash and cash equivalents at beginning of period	65,250	42,574
Cash and cash equivalents at end of period	$354,311	$113,722

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2009
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of December 27, 2008, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 26, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed on February 25, 2009.

As of the beginning of fiscal 2009, the Company adopted new accounting guidance related to Convertible debt (see also Note 2 of Notes to Condensed Consolidated Financial Statements), which requires us to adjust previously disclosed condensed consolidated financial statements.  As such, certain prior period amounts have been adjusted in the unaudited condensed consolidated financial statements to conform to the current period presentation.

The Company also adopted guidance which amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  The Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the condensed consolidated financial statements and shows both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement.  The new guidance applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

In June 2009, the Company adopted new guidance which establishes general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity had evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company has evaluated subsequent events through November 4, 2009, which is the date the financial statements were issued.  (See also Note 17 of Notes to Condensed Consolidated Financial Statements.)

In June 2009, the Company adopted new guidance which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions are effective for the Company’s interim period ending on or after June 27, 2009.  The guidance amends only the Company’s disclosure requirements.  (See also Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding the fair value of financial instruments at September 26, 2009.)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S.  Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification did not change GAAP but reorganizes the literature using a consistent structure organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation.  As the Codification was not intended to change or alter existing GAAP, it did not impact the consolidated financial statements however, the Company ceased using prior GAAP references and began using the new Codification when referring to GAAP in the Notes to Condensed Consolidated Financial Statements in its quarterly report on Form 10-Q for the third quarter ending September 26, 2009.

New accounting guidance issued after the effective date of the Codification will be issued in the form of Accounting Standards Updates (“ASUs”).  ASUs will not be considered authoritative in their own right, but instead will serve to update the Codification.

Certain non-trade receivables at December 27, 2008 have been reclassified from Receivables to Prepaid Expenses and Other Current Assets to conform to the 2009 presentation.  Trade Receivables less Allowances on the Condensed Consolidated Balance Sheets is now comprised of trade receivables net of estimated allowances.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the three and nine months ended September 26, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2010.

The Company operates on a 52/53 week fiscal year, and fiscal 2009 will be a 53 week year with an additional week in the fiscal fourth quarter.

2.   ADJUSTMENT FOR CONVERTIBLE DEBT

As of the beginning of fiscal 2009, the Company adopted new accounting guidance, which requires an adjustment of convertible debt, equity, and interest expense.  The new guidance requires that a fair value be assigned to the equity conversion option of the Company’s $115.0 million original par value and then outstanding, 2.75% convertible senior subordinated notes (the “Convertible Notes”) as of April 5, 2004, the date of issuance of the Convertible Notes.  This change results in a corresponding decrease in the value assigned to the debt portion of the instrument.

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

In the third quarter of 2009, bondholders exercised their conversion right for a total of $55.1 million face value of bonds.  A total of $27.6 million of bonds were redeemed as of September 26, 2009.  The Company paid cash to redeem the $27.6 million par value, and the conversion premium was paid through issuance of shares of treasury stock.  The remaining $27.5 million of par value notes will be settled in October 2009 according to the terms of the conversion.  Subsequent to quarter end, an additional $20.0 million of bondholders exercised their conversion rights.  (See Note 17 of Notes to the Condensed Consolidated Financial Statements.)

The adjustment affected our balance sheet as follows (in thousands):

	December 27, 2008
	As Adjusted	As Reported
Long-Term Debt	$560,127	$561,190
Deferred Income Taxes	72,119	71,715
Additional Paid-in Capital	356,231	342,712
Retained Earnings	631,281	644,141

The adjustment of interest expense for the three and nine months ended September 27, 2008 was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2008		September 27, 2008
	As Adjusted	As Reported	As Adjusted	As Reported
Interest Expense	$8,341	$7,103	$25,111	$21,449
Income Before Taxes and Noncontrolling Interests	57,811	59,049	167,062	170,724
Provision for Income Taxes	20,790	21,261	59,434	60,826
Net Income	37,021	37,788	107,628	109,898
Net Income Attributable to Regal Beloit Corporation	36,139	36,906	104,879	107,149
Earnings per Share of Common Stock
Basic	$1.15	$1.18	$3.35	$3.42
Assuming Dilution	1.07	1.09	3.14	3.20

The full year impact of the adjustment for the fiscal year ended December 27, 2008 reduced diluted earnings per share from $3.87 to $3.77.

3.   INVENTORIES

Cost for approximately 59% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	September 26, 2009	December 27, 2008
Raw Material and Work in Process	34%	29%
Finished Goods and Purchased Parts	66%	71%

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

5.      COMPREHENSIVE INCOME

The Company's consolidated comprehensive income (loss) for the three and nine months ended September 26, 2009 and September 27, 2008, respectively, was as follows (in thousands):

	Three Months Ending		Nine Months Ending
		(As Adjusted, See Note 2)		(As Adjusted, See Note 2)
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income	$31,672	$37,021	$63,169	$107,628
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	5,950	(20,654)	13,014	(21,540)
Changes in fair value on open hedge contracts, net of tax	(2,035)	(34,172)	23,904	(20,315)
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) ("AOCI"), net of tax	10,829	15,050	45,942	9,942
Amortization of net prior service costs and actuarial losses	60	177	834	73
Comprehensive income (loss)	$46,476	$(2,578)	$146,863	$75,788

The amount of comprehensive income attributable to noncontrolling interests was $0.5 million and $4.2 million for the three and nine months ended September 26, 2009.  The amount of comprehensive income attributable to noncontrolling interests was $0.9 million and $3.5 million for the three and nine months ended September 27, 2008.

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Loss.  The components of the ending balances of Accumulated Other Comprehensive Loss are as follows:

	September 26, 2009	December 27, 2008
Translation adjustments	$(9,597)	$(21,204)
Hedging activities, net of tax	(29,086)	(98,932)
Pension and post retirement benefits, net of tax	(21,459)	(22,293)
	$(60,142)	$(142,429)

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 26, 2009 and September 27, 2008 (in thousands):

	Three Months Ending		Nine Months Ending
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Beginning balance	$10,650	$10,221	$11,022	$9,872
Deduct: Payments	(3,805)	(2,343)	(9,124)	(5,741)
Add: Provision	4,954	1,892	9,887	5,666
Translation Adjustments	67	19	81	(8)
Ending balance	$11,866	$9,789	$11,866	$9,789

7.   BUSINESS SEGMENTS

The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment		Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending		Nine Months Ending		Nine Months Ending
	Sept 26, 2009	Sept 27, 2008	Sept 26, 2009	Sept 27, 2008	Sept 26, 2009	Sept 27, 2008	Sept 26, 2009	Sept 27, 2008
Net Sales	$43,186	$64,078	$422,006	$556,529	$142,404	$191,889	$1,220,612	$1,571,377
Income from Operations	2,398	9,137	45,920	56,597	12,813	28,784	93,164	162,056
% of Net Sales	5.6%	14.3%	10.9%	10.2%	9.0%	15.0%	7.6%	10.3%
Goodwill at end of period	$530	$530	$668,911	$647,478	$530	$530	$668,911	$647,478

In the fourth quarter of 2008, an Electrical segment business was moved to the Mechanical segment due to a management reporting change, and prior period segment information has been adjusted.  The impact of the change was not material.

8.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As required, we perform a annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Due to the on-going unfavorable impact of the credit crisis and the current global economic environment, we completed an assessment of impairment indicators during the second quarter of 2009.  We considered a number of factors, including, among other things, recent operational, revenue, profitability, and cash flow trends.  We also considered the effect of the volatility in our stock price and trends in the discount rate used in our goodwill fair value estimate. Based on our assessments, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 27, 2009, supporting our conclusion that our recorded goodwill was not impaired.  During the third quarter of 2009, no further impairment indicators were identified based on the operations of the Company.

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

A preliminary allocation of $16.1million was included in goodwill at September 26, 2009 related to the Dutchi acquisition.

The Company believes that substantially all of the goodwill is deductible for tax purposes.  The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total
Balance as of December 27, 2008	$671,945	$530	$672,475
Net Acquisitions and Fair Value Adjustments	(1,917)	-	$(1,917)
Translation Adjustments	(1,117)	-	$(1,117)
Balance as of September 26, 2009	$668,911	$530	$669,441

Intangible Assets

Intangible assets consisted of the following (in thousands):

Gross Intangibles
Asset Description	Useful Life (years)	December 27, 2008	Net Acquisitions and Fair Value Adjustments	Translation Adjustments	September 26, 2009
Non-Compete Agreements	5	$5,767	$575	$6	$6,348
Trademarks	3 - 21	19,490	1,325	341	21,156
Patents	10	15,410			15,410
Engineering Drawings	10	1,200			1,200
Customer Relationships	9 - 15	92,633	5,256	594	98,483
Technology	6 - 11	25,439	6,844	780	33,063
Total Gross Intangibles		$159,939	$14,000	$1,721	$175,660

Accumulated Amortization
Asset Description	Useful Life (years)	December 27, 2008	Amortization	Translation Adjustments	September 26, 2009
Non-Compete Agreements	5	$(3,755)	$(945)	$(3)	$(4,703)
Trademarks	3 - 21	(6,026)	(1,218)	(43)	(7,287)
Patents	10	(6,190)	(1,156)		(7,346)
Engineering Drawings	10	(487)	(90)		(577)
Customer Relationships	9 - 15	(18,625)	(7,716)	(171)	(26,512)
Technology	6 - 11	(4,072)	(3,338)	(150)	(7,560)
Total Accumulated Amortization		$(39,155)	$(14,463)	$(367)	$(53,985)

Intangible Assets, Net of Amortization		$120,784			$121,675

Estimated Amortization (in millions)

2009	2010	2011	2012	2013
$17.2	$15.6	$15.2	$15.2	$15.0

Amortization expense recorded for the three and nine months ended September 26, 2009 was $5.2 million and $14.5 million, respectively.  The Company has elected to perform its required annual test for impairment during the fourth quarter.

9.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of September 26, 2009 and December 27, 2008 was as follows (in thousands):

		(As Adjusted, See Note 2)
	September 26, 2009	December 27, 2008
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	7,335	20,000
Convertible Notes	87,391	113,937
Other	20,838	26,470
	530,564	575,407
Less: Current maturities	(57,294)	(15,280)
Non-current portion	$473,270	$560,127

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

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million.  The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At September 26, 2009, the interest rate of 1.2% was based on a margin over LIBOR.

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

The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of September 26, 2009.

In August 2007, the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 15 of Notes to Condensed Consolidated Financial Statements.)

As of September 26, 2009, the Company’s Convertible Notes are convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, bondholders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of the Company’s common stock or cash, at the Company’s discretion.  Effective on April 17, 2009, the conversion rate of the Company’s Convertible Notes was adjusted pursuant to the terms of the indenture.  The adjustment is required as the cumulative dividends paid to shareholders since the Convertible Notes were issued reached the threshold defined in the indenture.  The conversion rate as of April 17, 2009 is 39.5107 shares of common stock for each $1,000 principal amount of Convertible Notes.  During the third quarter of 2009, several bondholders have exercised their conversion right for a total of $55.1 million of Convertible Notes.  A total of $27.6 million of par value notes have been redeemed as of September 26, 2009.  The par value of the Convertible Notes was paid in cash and the conversion premium was paid through issuance of 504,338 shares of treasury stock.  The remaining $27.5 million of par value notes were settled in October 2009 according to the terms of the conversion, and are included in Current Maturities of Debt as of September 26, 2009.  Subsequent to quarter end, an additional $20.0 million was converted by bondholders, and therefore was also included in Current Maturities of Debt as of September 26, 2009.  (See also Note 17 of Notes to Condensed Consolidated financial Statements.)

The estimated fair value of the Convertible Notes at September 26, 2009 was approximately $162.1 million and the carrying value was $87.4 million.  The estimated fair value was determined using Level 2 inputs as described in Note 16 of Notes to the Condensed Consolidated Financial Statement.

As of the beginning of fiscal 2009, the Company adopted new accounting guidance which required an adjustment of convertible debt, equity, and interest expense.  (See also Note 2 of Notes to Condensed Consolidated Financial Statements.)

At September 26, 2009, additional notes payable of approximately $20.8 million were outstanding with a weighted average interest rate of 3.7%.

10.  PENSION PLANS

The Company’s net periodic pension cost is comprised of the following components (in thousands):

	Three Months Ending		Nine Months Ending
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Service cost	$578	$1,002	$1,734	$3,008
Interest cost	1,591	1,478	4,775	4,434
Expected return on plan assets	(1,414)	(1,393)	(4,242)	(4,179)
Amortization of prior service cost	49	53	147	159
Amortization of net actuarial loss	188	126	564	378
Net periodic benefit expense	$992	$1,266	$2,978	$3,800

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the 2009 fiscal year is $0.8 million and $0.2 million, respectively.

In the third quarter of 2009 and 2008, the Company contributed $8.5 million and $3.8 million to defined benefit pension plans, respectively.  The Company expects to contribute an additional $0.2 million, for total contributions of $9.6 million in 2009.  The Company contributed a total of $4.8 million in 2008.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2008 Annual Report on Form 10-K filed on February 25, 2009.

11.   SHAREHOLDERS’ EQUITY

The Company recognized approximately $1.3 million and $1.4 million in share-based compensation expense for the three month period ended September 26, 2009 and September 27, 2008, respectively.  The Company recognized approximately $3.3 million and $3.4 million in share-based compensation for the nine months ended September 26, 2009 and September 27, 2008, respectively.  The total excess income tax benefit recognized relating to share-based compensation for the nine months ended September 26, 2009 and September 27, 2008 was approximately $1.9 million and $2.5 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of September 26, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $14.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.2 years.

The Company was authorized as of September 26, 2009 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.0 million shares were available for future grant or payment under the various plans at September 26, 2009.

On May 22, 2009, the Company completed the sale of 4,312,500 shares of common stock at a price of $36.25 per share to the public.  Net proceeds of approximately $150.4 million were received by the Company.

During the quarter ended September 26, 2009, the Company issued 504,338 shares of treasury stock to former Convertible Note holders in settlement of the conversion premium of their redemption.  (See also Note 9 of Notes to Condensed Consolidated Financial Statements.)

During the nine months ended September 27, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in 2009.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”).  All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.

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

A summary of share-based awards (options and SARs) as of September 26, 2009 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,763,550	$37.27	7.1	$16.9
Exercisable	764,250	$30.67	5.5	$12.5

Restricted Stock

As of September 26, 2009, the Company had 106,950 shares of restricted stock outstanding with a weighted average grant date fair value of $44.04 and a weighted average life of 2.0 years.  There were 39,550 shares of restricted stock granted in the nine months ended September 26, 2009.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant.  In the first nine months of 2009, 50,700 shares of restricted stock vested.

12.   INCOME TAXES

The effective tax rate for the three months ended September 26, 2009 was 26.9% versus 36.0% in the prior year period.  The decrease in the effective rate is driven by changes in the global distribution of income as well as adjustments to tax reserves due to a statutory expiration.

As of September 26, 2009 and December 27, 2008, respectively, the Company had approximately $2.6 million and $7.1 million of unrecognized tax benefits, $2.6 million and $3.5 million of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Federal tax returns from 2006 through 2008 and various state tax returns remain subject to income tax examinations by tax authorities.

13.   EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income attributable to Regal Beloit Corporation.  The denominator is computed as follows (in thousands):

	Three Months Ending		Nine Months Ending
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Denominator for basic EPS - weighted average	36,056	31,357	33,590	31,327
Effect of dilutive securities	2,127	2,359	1,704	2,126
Denominator for diluted EPS	38,183	33,716	35,294	33,453

The “Effect of dilutive securities” represents the dilution impact of equity awards and the Convertible Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The dilutive effect of the Convertible Notes was approximately 1.8 million shares and 2.0 million shares for the three months ended September 26, 2009 and September 27, 2008, respectively.  The dilutive effect of the Convertible Notes was approximately 1.4 million shares and 1.7 million shares for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Options for common shares where the exercise price was above the market price at September 26, 2009, and September 27, 2008 totaling approximately 0.2 million shares have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

14.  CONTINGENCIES

On July 30, 2009, we filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid.  In our response and counterclaims against Nordyne we are seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it G7 furnace systems and iQ Drive 23-seer air conditioning systems.  We have also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement.  We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person.  We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

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

The Company must recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments.  There were no significant collateral deposits on derivative financial instruments as of September 26, 2009.

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

As of September 26, 2009, the Company had outstanding the following commodity forward contracts (with maturities extending through February 2011) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$17.4
Aluminum	1.6
Zinc	0.4
Natural Gas	1.2

As of September 26, 2009, the Company had outstanding the following currency forward contracts (with maturities extending through December 2011) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$87.4
Indian Rupee	36.9
Thai Baht	2.4

As of September 26, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments as of September 26, 2009 were (in millions):

	Asset Derivatives	Liability Derivatives
	(Included in Prepaid Expenses and Other Current Assets)	(Included in Hedging Obligations)
	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$-	$36.1
Foreign exchange contracts	-	12.8
Commodity contracts	4.2	-

Total derivatives designated as hedging instruments	$4.2	$48.9

Derivatives not designated as hedging instruments
Foreign exchange contracts	-	0.5
Commodity contracts	0.5	-

Total derivatives not designated as hedging instruments	$0.5	$0.5

Total derivatives	$4.7	$49.4

The Company’s fair value for derivative instruments is classified on the condensed consolidated balance sheet as a current asset of $4.7 million, a current liability of $11.5 million and a noncurrent liability of $37.9 million.

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three and nine months ended September 26, 2009 was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments
	Three Months Ended September 26, 2009				Nine Months Ended September 26, 2009
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	$3.6	$(1.0)	$(6.0)	$(3.4)	$26.7	$6.4	$5.9	$39.0
Amounts reclassifed from other comprehensive income (loss) were:
Loss recognized in Cost of Sales	$(10.9)	$(2.1)	$-	$(13.0)	$(52.8)	$(8.5)	$-	$(61.3)
Loss recognized in Operating Expenses	$-	$(1.4)	$-	$(1.4)	$-	$(4.8)	$-	$(4.8)
Loss recognized in Interest Expense	$-	$-	$(3.1)	$(3.1)	$-	$-	$(8.0)	$(8.0)

The ineffective portion of hedging instruments recognized during the three and nine months ended September 26, 2009 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended September 26, 2009			Nine Months Ended September 26, 2009
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total
Gain (loss) recognized in Cost of Sales	$1.6	$(0.4)	$1.2	$9.1	$(1.3)	$7.8
Loss recognized in Operating Expenses	$-	$0.5	$0.5	$-	$(0.5)	$(0.5)

The net AOCI balance of ($29.1) million loss at September 26, 2009 includes ($12.0) million of net current deferred losses expected to be realized in the next twelve months.

16.  FAIR VALUE

The implementation of recent accounting guidance on fair value did not have a material impact on our condensed consolidated financial position and results of operations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The inputs used to measure fair value are classified into the following hierarchy:

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 26, 2009 (in millions):

Assets:
Prepaid Expenses and Other Current Assets
Investments	$10.7	(Level 2)
Derivative commodity contracts	$4.7	(Level 2)
Liabilities:
Hedging Obligations – Current
Derivative currency contracts	$11.5	(Level 2)
Hedging Obligations – Long Term
Derivative currency contracts	$1.8	(Level 2)
Interest rate swap	$36.1	(Level 2)

17.  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 26, 2009 through November 4, 2009, the date the financial statements have been issued, for recording and disclosure in the financial statements for the three and nine month periods ended September 26, 2009.

Subsequent to the September 26, 2009 quarter end, several additional holders of the Company’s convertible senior subordinated debt have exercised their conversion right.  A cumulative total of approximately $75.1 million face value has been converted by the holders as of November 4, 2009.  The Company settled $27.6 million par value of conversions prior to quarter end.  The conversion notice for an additional $27.5 million was received prior to quarter end, however, this settlement occurred in October 2009.  A further $20.0 million was converted by bondholders subsequent to September 26, 2009.  The Company paid cash to redeem the par value of the debt and has elected to pay the conversion premium in shares of common stock.  The conversion premium for the $47.5 million of redemptions settled in the fourth quarter of 2009 totaled 872,806 shares.  The current diluted EPS calculation includes an amount estimated for the dilutive effect of the Convertible Notes as disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.  All amounts referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the adjustment of convertible debt and related interest expense discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

The global impact of the credit crisis and the current global macro economic environment continue to negatively impact the demand for our products as reflected in our revenue performance for the third quarter.  The exception to these trends have been sales of high efficiency products, particularly for HVAC and commercial refrigeration end markets, which are supported by the net economic impact to the end user and, in certain cases, are supported by tax credits and other subsidies.  During the third quarter, we also benefited from temporary favorability in raw material costs and we continued to reduce manufacturing and operating expenses to improve our profitability as a result of the weak demand environment.

Net sales for the three months ended September 26, 2009 decreased 25.0% to $465.2 million from $620.6 million in the comparable period of 2008.  Sales for the three months ended September 26, 2009 included $11.7 million of incremental sales related to the 2008 Dutchi acquisition and the CPT acquisition completed on January 2, 2009 (as described in Note 4 of Notes to Condensed Consolidated Financial Statements).

Net income attributable to Regal Beloit Corporation decreased 13.8% to $31.2 million for the three months ended September 26, 2009 as compared to $36.1 million in the comparable period last year.  Diluted earnings per share decreased 23.4% to $0.82 for the three months ended September 26, 2009 as compared to $1.07 for the comparable period of 2008.

RESULTS OF OPERATIONS

Three Months Ended September 26, 2009 versus Three Months Ended September 27, 2008

Sales for the three months ended September 26, 2009 were $465.2 million, a 25.0% decrease over the $620.6 million reported for the three months ended September 27, 2008.  Third quarter 2009 sales included $11.7 million of incremental sales related to the 2008 Dutchi acquisition and the CPT acquisition completed on January 2, 2009 (as described in Note 4 of Notes to Condensed Consolidated Financial Statements).

In the Electrical segment, sales decreased 24.2% from the prior year period, including the impact of the acquisitions noted above.  Exclusive of the Dutchi and CPT acquired businesses, Electrical segment sales decreased 26.3%, largely due to global generator sales decreasing 55.2%, commercial and industrial motors sales in North America decreasing 29.6%, and residential HVAC motor sales decreasing 8.3%.  Sales in the Mechanical segment decreased 32.6% from the prior year period.  From a geographic perspective, Asia-based sales decreased 28.3% as compared to the comparable period of 2008.  In total, sales to regions outside of the United States were 25.6% of total sales for the three months ended September 26, 2009 in comparison to 26.8% for the comparable period of 2008.  The negative impact of foreign currency exchange rates decreased total sales by 1.1% for the quarter ended September 26, 2009.

The gross profit margin for the three months ended September 26, 2009 was 24.5% as compared to the 21.4% reported for the comparable period of 2008.  The gross profit margin for the Electrical segment was 24.6% for the three months ended September 26, 2009 versus 20.6% in the comparable period of 2008.  The Electrical segment gross profit margin increase was driven by favorable raw material costs that are temporary in nature and are not expected to repeat in future quarters.  The Mechanical segment gross profit was 23.3% in the three months ended September 26, 2009 versus 28.0% in the comparable period of 2008.  The Mechanical segment decrease is driven by the negative fixed cost absorption impact of lower production volumes.  The Company’s 2009 margins were also favorably impacted by a positive product mix shift to high efficiency products (19.3% of 2009 total sales) and cost reduction activities.

Operating expenses were $65.6 million (14.1% of sales) in the three months ended September 26, 2009 versus $67.1 million (10.8% of sales) in the comparable period of 2008.  Operating expenses included an incremental amount of approximately $4.0 million related to the acquired Dutchi and CPT businesses offset by reductions in variable expenses, such as sales commissions, and the impact of cost reduction activities.  Other operating expense increases included increased bad debt, legal, and restructuring expense.  Electrical segment operating expenses were 13.7% of net sales for the three months ended September 26, 2009 versus 10.5% in the comparable period of 2008.  Mechanical operating expenses were 17.8% and 13.8% of sales for the three months ended September 26, 2009 and September 27, 2008, respectively.

Income from operations was $48.3 million versus $65.7 million in the comparable period of 2008.  As a percent of sales, income from operations was 10.4% for the three months ended September 26, 2009 versus 10.6% in the comparable period of 2008.  As a percent of sales, Electrical segment operating profit was 10.9% in the third quarter of 2009 versus 10.2% in the comparable period of 2008.  Mechanical segment operating profit was 5.6% of sales in the third quarter of 2009 versus 14.3% in the comparable period of 2008.

Net interest expense was $5.0 million versus $7.9 million in the comparable period of 2008.  The decrease is driven primarily by lower effective interest rates in 2009 versus the comparable period of 2008, and lower average debt outstanding.

The effective tax rate for the three months ended September 26, 2009 was 26.9% versus 36.0% in the prior year period.  The decrease in the effective rate is driven by changes in the global distribution of income, as well as adjustments to tax reserves due to a statutory expiration.

Net income attributable to Regal Beloit Corporation for the three months ended September 26, 2009 was $31.2 million, a decrease of 13.8% versus the $36.1 million reported in the comparable period of 2008.  Fully diluted earnings per share was $0.82 as compared to $1.07 per share reported in the third quarter of 2008.  The average number of diluted shares was 38,183,014 during the three months ended September 26, 2009 was as compared to 33,715,881 during the comparable period of 2008.

Nine Months Ended September 26, 2009 versus Nine Months Ended September 27, 2008

Sales for the nine months ended September 26, 2009 were $1,363.0 million, a 22.7% decrease over the $1,763.3 million reported for the nine months ended September 27, 2008.  In 2009, sales included $57.7 million of incremental sales related to the 2008 acquired businesses and the CPT acquisition completed on January 2, 2009 (as described in Noted 4 of Notes to Condensed Consolidated Financial Statements).

In the Electrical segment, sales decreased 22.3% from the prior year period, including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales decreased 26.0%, largely due to global generator sales decreasing 45.1%, commercial and industrial motors sales in North America decreasing 28.8%, and residential HVAC motor sales decreasing 11.0%.  Sales in the Mechanical segment decreased 25.8% from the prior year period.  From a geographic perspective, Asia-based sales decreased 30.1% as compared to the comparable period of 2008.  In total, sales to regions outside of the United States were 26.3% of total sales for the nine months ended September 26, 2009 in comparison to 26.5% for the comparable period of 2008.  The negative impact of foreign currency exchange rates decreased total sales by 1.5%.

The gross profit margin for the nine months ended September 26, 2009 was 21.9% which was equal to the comparable period of 2008.  The gross profit margin for the Electrical segment was 21.6% for the nine months ended September 26, 2009 versus 21.1% in the comparable period of 2008.  The Electrical segment gross profit margin increase was driven by favorable third quarter raw material costs that are temporary in nature and are not expected to repeat in future quarters.  The Mechanical segment gross profit was 24.7% in the nine months ended September 26, 2009 versus 28.1% in the comparable period of 2008.  The decrease is driven by the negative absorption impact of lower sales volumes.  The Company’s 2009 margins were favorably impacted by a positive product mix shift to high efficiency product (17.4% of 2009 total sales), and cost reduction activities.

Operating expenses were $193.1 million (14.2% of sales) in the nine months ended September 26, 2009 versus $195.2 million (11.1% of sales) in the comparable period of 2008.  Operating expenses included an incremental amount of approximately $13.0 million related to the acquired Dutchi, Hwada and CPT businesses offset by reductions in variable expenses, such as sales commissions, and the impact of cost reduction activities.  Electrical segment operating expenses were 14.0% of net sales for the nine months ended September 26, 2009 versus 10.8% in the comparable period of 2008.  Mechanical operating expenses for the nine months ended September 26, 2009 were 15.7% of sales versus 13.1% in the equivalent period of 2008.

Income from operations was $106.0 million versus $190.8 million in the comparable period of 2008.  As a percent of sales, income from operations was 7.8% for the nine months ended September 26, 2009 versus 10.8% in the comparable period of 2008.  As a percent of sales, Electrical segment operating profit was 7.6% in 2009 versus 10.3% in the comparable period of 2008.  Mechanical segment operating profit was 9.0% of sales in 2009 versus 15.0% in the comparable period of 2008.

Net interest expense was $17.1 million versus $23.8 million in the comparable period of 2008.  The decrease is driven by lower effective interest rates in 2009 versus the comparable period of 2008, and lower average debt outstanding.

The effective tax rate for the nine months ended September 26, 2009 was 28.9% versus 35.6% in the prior year period.  The decrease in the effective rate is driven by changes in the global distribution of income, as well as adjustments to tax reserves due to a statutory expiration.

Net income attributable to Regal Beloit Corporation for the nine months ended September 26, 2009 was $60.4 million, a decrease of 42.4% versus the $104.9 million reported in the comparable period of 2008.  Fully diluted earnings per share was $1.71 as compared to $3.14 per share reported in 2008.  The average number of diluted shares was 35,294,400 during the nine months ended September 26, 2009 as compared to 33,452,880 during the comparable period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $624.0million at September 26, 2009, a 45.0% increase from $430.3 million at December 27, 2008.  The $193.7 million increase was primarily driven by the $150.4 million of net proceeds from the sale of common stock in May 2009.  In addition, a $17.4 million decrease in accounts receivable and a $100.1 million decrease in inventory, partially offset by $27.2 decrease in accounts payable provided another $90.3 million of working capital.  The ratio of current assets to our current liabilities (“current ratio”) was 2.6:1 at September 26, 2009 and 2.0:1 at December 27, 2008.

Net cash provided by operating activities was $235.6 million for the nine months ended September 26, 2009 as compared to $158.6 million in the comparable period of 2008.  The increase is driven by large working capital improvements partially offset by lower net income in 2009 versus the comparable period of 2008.  Net cash used in investing activities was $37.7 million in the first nine months of 2009 as compared to the $57.6 million used in the comparable period of the prior year.  Additions to property, plant and equipment were $25.9 million in the first nine months of 2009, which was $18.1 million less than the comparable period of 2008.  Our cash provided by financing activities was $90.7 million for the first nine months of 2009 driven by the $150.4 million equity offering net proceeds, versus $28.9 million used in financing activities in the comparable period of 2008.  During the nine months ended September 27, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in 2009.

On May 22, 2009, the Company completed a public offering of 4,312,500 shares of common stock at a price of $36.25 per share.  The Company received $150.4 million of net proceeds, which it will use for general corporate and working capital purposes, including the potential repayment of debt and the funding of future acquisitions.

Our outstanding long-term debt decreased from $560.1 million at December 27, 2008 to $473.3 million at September 26, 2009.  The decrease of $86.8 million includes a $47.5 million reclassification to Current Maturities of Debt for the Convertible Notes which were paid in the fourth quarter of 2009.  In the fourth quarter of 2009, a total of 872,806 shares were issued to former bondholders in settlement of the conversion premium for the $47.5 million redemption.  At September 26, 2009, there was $7.3 million outstanding under our $500.0 million unsecured revolving credit facility that expires on April 30, 2012 (the “Facility”).  The Facility permits the Company to borrow at interest rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total debt to our EBITDA.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million.  The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At September 26, 2009, the interest rate of 1.2% was based on a margin over LIBOR.

At September 26, 2009, there was $250.0 million of senior notes (the “Notes”) outstanding.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over LIBOR, which margin varies with the ratio of the Company’s consolidated debt to consolidated EBITDA as defined in the Notes.  These interest rates also vary as LIBOR varies.  The Notes permit the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of September 26, 2009.

In addition to the Facility, the Term Loan and the Notes, at September 26, 2009, we also had $87.4 million of convertible senior subordinated debt outstanding at a fixed interest rate of 2.75%, and $20.8 million of other debt with a weighted average interest rate of 3.7%.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies have not changed materially from those reported in our 2008 Annual Report on Form 10-K filed on February 25, 2009.

As required we perform a annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Due to the on-going unfavorable impact of the credit crisis and the current global economic environment, we completed an assessment of impairment indicators during the second quarter of 2009.  We considered a number of factors, including, among other things, recent operational, revenue, profitability and cash flow trends.  We also considered the effect of the volatility in our stock price and trends in the discount rate used in our goodwill fair value estimate.

As a result of the impairment indicators, during the second quarter of 2009, we performed an interim goodwill impairment test for two of our goodwill reporting units using the income approach and a discount rate of 12.6%.  The methodology used was similar to our annual goodwill impairment test during the fourth quarter of 2008. Based on our assessments, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 27, 2009, supporting our conclusion that our recorded goodwill was not impaired.  During the third quarter of 2009, no further impairment indicators were identified based on the operations of the Company.

Our annual impairment test will occur in the fourth quarter of 2009.  If we continue to experience further erosion of actual and projected revenues or an increase in our discount rate assumption, it is possible that we may have an impairment charge related to one or more of our reporting units.

New Accounting Pronouncements

Recent accounting guidance requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions are effective for the Company’s interim period ending on or after June 27, 2009.  The guidance amends only the Company’s disclosure requirements.  (See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding the fair value of financial instruments at September 26, 2009.)

In the first quarter of 2009, the Company adopted new accounting guidance which requires convertible debt securities that may be settled on conversion by the issuer fully or partially in cash, be split into a debt and equity component.  The guidance is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company has adopted the guidance on its effective date.  (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Also in 2009, the Company adopted updated accounting guidance which requires expanded disclosures about derivative instruments and hedging activities.  The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The Company has adopted the new guidance in our financial statements and related disclosures beginning in the first quarter of 2009.  (See Note 15 of Notes to Condensed Consolidated Financial Statements.)

There is also new accounting guidance which affects business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The new guidance established principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, the guidance determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company has adopted the guidance upon its effective date as appropriate for any future business combinations.

Recent accounting guidance has changed the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  As required, the Company has adopted the new guidance in our financial statements and related disclosures beginning in the first quarter of 2009.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At September 26, 2009, net of interest rate swaps, we had $355.4 million of fixed rate debt and $175.2 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 26, 2009, would result in a change in after-tax annualized earnings of approximately $0.2 million.

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

All derivatives are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, changes in fair value are recorded in accumulated other comprehensive income (loss) in each accounting period.  An ineffective portion of the hedge’s change in fair value, if any, is recorded in earnings in the period of change.  The impact due to ineffectiveness was immaterial for all periods included in this report.

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

PART II - OTHER INFORMATION

Items 4 and 5 are inapplicable and have been omitted.

ITEM 1.  LEGAL PROCEEDINGS

On July 30, 2009, we filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid.  In our response and counterclaims against Nordyne we are seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it G7 furnace systems and iQ Drive 23-seer air conditioning systems.  We have also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement.  We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person.  We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended September 26, 2009.

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Program
June 28, 2009 to August 1, 2009	2,316	$47.84	-	2,115,900

August 2, 2009 to August 29, 2009			$-	2,115,900

August 30, 2009 to September 26, 2009	743	$47.53	-	2,115,900

Total	3,059		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended September 26, 2009, there were 3,059 shares acquired in connection with equity incentive plans.

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

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sections 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant) /s/ David A. Barta
David A. Barta Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: November 4, 2009

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