Form 10-K
REGAL BELOIT CORP
filed 2010-03-02
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2009 was approximately $1.5 billion.

On February 22, 2010, the registrant had outstanding 37,467,554 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2010 is incorporated by reference into Part III, hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JANUARY 2, 2010

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

References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on April 26, 2010 (the “2010 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.

ITEM 1 -     BUSINESS

OUR COMPANY

We are one of the largest global manufacturers of commercial, industrial, and heating, ventilation, and air conditioning (HVAC) electric motors, electric generators and controls, and mechanical motion control products.  Many of our products hold leading product positions in a variety of essential commercial, industrial and residential applications, and we believe we have one of the most comprehensive product lines in the markets we serve.  We sell our products to a diverse global customer base using more than 20 recognized brand names through a multi-channel distribution model to leading original equipment manufacturers (“OEMs”), distributors and end users across many markets.  We believe this strategy, coupled with a high level of customer service, provides us with a competitive selling advantage and allows us to more fully serve our target markets.

We manufacture and market electrical and mechanical products.  Our electrical products include HVAC motors, a full line of AC and DC commercial and industrial electric motors, electric generators and controls, and capacitors. Our mechanical products include gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators, and electrical connectivity devices.  OEMs and end users in a variety of motion control and other industrial applications increasingly combine the types of electrical and mechanical products we offer.  We seek to take advantage of this trend and to enhance our product penetration by leveraging cross-marketing and product line combination opportunities between our electrical and mechanical products.

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

OPERATING SEGMENTS

We have two operating segments:  Electrical and Mechanical.  Financial information on our operating segments for the three years ending January 2, 2010 is contained in Note 16 of the Consolidated Financial Statements.

ELECTRICAL SEGMENT

We believe our motor products are uniquely positioned to help our customers and end consumers achieve greater energy efficiency, resulting in significant cost savings for the consumer and preservation of natural resources and our environment. We estimate that approximately 40-50% of all electricity generated in the U.S. is consumed by electric motors.  Our increasingly efficient motor designs allow current motor products to be significantly more energy efficient than previous models. Our Electrical segment includes a full line of AC and DC commercial and industrial electric motors, HVAC motors, electric generators and controls and capacitors.  Our Electrical segment was developed in the mid 1990’s with a new strategic focus to establish our Company as a significant manufacturer of industrial electric motors, complementing our mechanical products businesses which serve similar markets and whose products were often used in combination with a motor.  Beginning with our acquisition of Marathon Electric Manufacturing Corporation in 1997 our Electrical segment has grown to over $1.6 billion in revenue.

During 2008, the Company completed acquisitions of two additional Electrical segment businesses:

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

THE BUILDING OF OUR BUSINESS

Our growth from our founding as a producer of high-speed cutting tools in 1955 to our current size and status has largely been the result of the acquisition and integration of businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy.  Since 1997 we have acquired and developed our Electrical segment businesses into approximately a $1.6 billion producer of electric motors serving primarily the North America market.  We consider the identification of acquisition candidates and the purchase and integration of targets to be a core competency for the Company. The following table summarizes select Electrical segment acquisitions since 2004.

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

MARKETS AND COMPETITORS

The 2009 worldwide market for electric motors is estimated to be in excess of $29 billion. The overall domestic market for electric motors is estimated at $10 billion annually, although we estimate the sectors in which we primarily compete, commercial and industrial electric motors and HVAC/refrigeration motors, to be approximately a $3.4 billion segment of the overall domestic market. We believe approximately 40-50% of all electricity generated in the U.S. runs through electric motors.  We believe we are among the largest producers of commercial and industrial motors and HVAC motors.  In addition, we believe that we are the largest electric generator manufacturer in the United States that is not affiliated with a diesel engine manufacturer. Major domestic competitors for our electrical products include Baldor Electric, U.S. Electric Motors (a division of Emerson Electric Co.), A. O. Smith Corporation, General Electric Company and Newage (a division of Cummins, Inc).  Major foreign competitors include Siemens AG, Toshiba Corporation, Weg S.A., Leroy-Somer, Inc. and ABB Ltd.

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

During the past several years, niche product market opportunities have become more prevalent due to changing market conditions.  Manufacturers, who historically may have made component products for inclusion in their  finished goods, have chosen to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In addition, we have capitalized on this competitive climate by making acquisitions and increasing our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to enter new markets in which we had not been involved. In practice, our operating units have sought out specific niche markets concentrating on a wide range of customers and applications. We believe that we compete primarily on the basis of quality, price, service, technology, and our promptness of delivery.  We had one customer that accounted for between 10% and 15% of our consolidated net sales for the years ended January 2, 2010 and December 29, 2007.   We had no customers that accounted for more than 10% of our consolidated sales for the year ended December 27, 2008.

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

We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods from an established global network of suppliers.  Although we have aggressively pursued global sourcing to reduce our overall costs, we generally maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers.  We regularly invest in machinery and equipment and other improvements to, and maintenance of, our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability.  Base materials for our products consist primarily of: steel in various types and sizes, including bearings and weldments; copper magnet wire; and ferrous and non-ferrous castings.  We purchase our raw materials from many suppliers and, with few exceptions, do not rely on any single supplier for any of our base materials.

We have also continued to upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems, developing our own testing systems, and the implementation of Lean Six Sigma.  We have trained over 1,100 people in Lean Six Sigma, resulting in significant cost savings since the program began in 2005. Our goal is to be a low cost producer in our core product areas.

FACILITIES

We have manufacturing, sales and service facilities throughout the United States and Canada and in Mexico, India, China, Australia, Thailand and Europe.  Our Electrical segment currently includes 50 manufacturing, service and distribution facilities, of which 32 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 6.6 million square feet of space of which approximately 2.3 million square feet are leased.  Our Mechanical segment currently includes 12 manufacturing, service and distribution facilities, of which 6 are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 36,000 square feet are leased.  Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

BACKLOG

Our business units have historically shipped the majority of their products in the month the order is received.  As of January 2, 2010, our backlog was $264.7 million, as compared to $322.8 million on December 27, 2008.  We believe that virtually all of our backlog will be shipped in 2010.

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

EMPLOYEES

As of the close of business on January 2, 2010, the Company employed approximately 15,300 worldwide employees.  We consider our employee relations to be very good.

ENVIRONMENTAL MATTERS

We are currently involved with environmental proceedings related to certain of our facilities (see also Item 3 – Legal Proceedings).  Based on available information, we believe that the outcome of these proceedings and future known environmental compliance costs will not have a material adverse effect on our financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, and positions of the executive officers of the Company as February 15, 2010, are listed below along with their business experience during the past five years.  Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders in April.  There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
Henry W. Knueppel	61	Chairman and Chief Executive Officer
Elected Chairman in April 2006; elected Chief Executive Officer April 2005; served as President from April 2002 to December 2005 and Chief Operating Officer from April 2002 to April 2005; joined the Company in 1979.

Mark J. Gliebe	49	President and Chief Operating Officer
Elected President and Chief Operating Officer in December 2005.  Joined the Company in January 2005 as Vice President and President – Electric Motors Group, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

David A. Barta	47	Vice President and Chief Financial Officer
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

Paul J. Jones	39	Vice President, General Counsel and Secretary
Joined the Company in September 2006 and was elected Vice President, General Counsel and Secretary in September 2006.  Prior to joining the Company, Mr. Jones was a partner with the law firm of Foley & Lardner LLP where he worked since 1998.

Terry R. Colvin	54	Vice President Corporate Human Resources
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

In 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and the economic conditions are causing U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. If the commercial and industrial, residential HVAC, power generation and mechanical power transmission markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

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

In addition, our credit facility and senior notes require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.  If an event of default under the credit facility or senior notes the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable, and a cross default could occur under the terms of our senior subordinated convertible notes allowing the trustee or the holders of the declare the principal amount of the notes, together with accrued interest, to be immediately due and payable.

We are subject to litigation, including product liability and warranty claims that may adversely affect our business and results of operations.

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

The Company has several pension plans and future legislation or regulations intended to reform the funding and reporting of pension benefit plans could adversely affect our operating results and cash flows, as could changes in market conditions that impact the assumptions we use to measure our liabilities under these plans.

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

As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India, Thailand and China.  Approximately 11,100 of our approximate 15,300 total employees and 18 of our 38 principal manufacturing facilities are located outside the United States.  International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.  Unfavorable changes in the political, regulatory, and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be adversely impacted by an inability to identify and complete acquisitions.

A substantial portion of our growth has come through acquisitions, and an important part of our growth strategy is based upon acquisitions.  We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future.  If we are unable to successfully complete acquisitions, our ability to grow our company significantly may be limited.

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

The Company is subject to changes in legislative, regulatory and legal developments involving income taxes.

The Company is subject to U.S. federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes.  Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes and, therefore, could have a significant adverse effect on the Company’s results or operations, financial conditions and liquidity.  Currently, a significant amount of the Company’s revenue is generated from customers located outside of the United States, and a portion of the Company’s assets and employees are located outside of the United States.  U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.

Several U.S. legislation proposals have been announced that would substantially reduce (or have the effect of substantially reducing) the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of the se proposals being enacted cannot be predicted with any certainty.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

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

Our Electrical segment currently includes 50 manufacturing, service and distribution facilities, of which 32 are principal manufacturing facilities.  The Electrical segment’s present operating facilities contain a total of approximately 6.6 million square feet of space of which approximately 34% are leased.

Our Mechanical segment currently includes 12 manufacturing, service and distribution facilities, of which six are principal manufacturing facilities.  The Mechanical segment’s present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 3% are leased.

At January 2, 2010, the Mechanical segment had two buildings and the Electrical segment had two buildings totaling approximately 0.5 million square feet that were available for sale due to consolidation of manufacturing in other locations.

Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building.  We believe our equipment and facilities are well maintained and adequate for our present needs.

ELECTRICAL SEGMENT
Location	Sq Footage	Status	Use
Wuxi, China	623,268	Owned	Manufacturing
Kolkata, India	563,298	Owned	Manufacturing
Wausau, WI	498,329	Owned	Manufacturing
Juarez, Mexico (2)	416,631	Owned	Manufacturing
Reynosa, Mexico	346,293	Owned	Manufacturing
Springfield, MO	325,355	Owned	Manufacturing
Shanghai, China (2)	311,000	Leased	Manufacturing
Eldon, MO (2)	276,180	Owned	Manufacturing & Warehouse
Changzhou, China (2)	270,890	Owned & Leased	Manufacturing
Arnhem, The Netherlands (4)	252,144	Leased	Warehouse
Piedras Negras, Mexico (3)	244,048	Leased	Manufacturing & Warehouse
Cassville, MO	238,838	Owned	Manufacturing
Monterrey, Mexico (2)	235,624	Leased	Manufacturing
Indianapolis, IN	220,832	Leased	Warehouse
Faridabad, India	220,000	Leased	Manufacturing
Lebanon, MO (2)	194,400	Owned	Manufacturing
Bangkok, Thailand (2)	169,747	Owned	Manufacturing & Warehouse
West Plains, MO (2)	139,000	Owned	Manufacturing
Pharr, TX	125,000	Leased	Warehouse
Lincoln, MO	120,000	Owned	Manufacturing
Blytheville, AR	107,000	Leased	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other (15)	591,655	(1)	(1)

MECHANICAL SEGMENT
Location	Sq Footage	Status	Use
Liberty, SC	173,516	Owned	Manufacturing
Aberdeen, SD	164,960	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
All Other (8)	533,176	(2)	(2)

(1)	Less significant manufacturing, service and distribution and engineering facilities located in the United States, Canada, Europe, and Asia: Electrical leased square footage 2,267,186

(2)	Mechanical leased square footage 36,492.

ITEM 3 -               LEGAL PROCEEDINGS

On July 30, 2009, we filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid.  In our response and counterclaims against Nordyne we are seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it’s G7 furnace systems and iQ Drive 23-seer air conditioning systems.  We have also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement.  We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person.  We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

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

ITEM 4 -               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended January 2, 2010.

PART II

ITEM 5 -	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock, $.01 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “RBC.”   The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from December 29, 2007 through January 2, 2010.  The Company submitted its Section 303A.12(a) CEO Certification to the NYSE on April 29, 2009.

	2009			2008
	Price Range			Price Range
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$38.83	$25.81	$0.16	$44.95	$33.94	$0.15
2nd Quarter	42.65	29.99	0.16	47.54	35.82	0.16
3rd Quarter	49.26	38.76	0.16	49.37	39.95	0.16
4th Quarter	53.76	43.43	0.16	42.52	26.07	0.16

The Company has paid 198 consecutive quarterly dividends through January 2010.  The number of registered holders of Common Stock as of February 22, 2010 was 576.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended January 2, 2010.

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plan or Programs
September 27 to October 31	-	$-	-	2,115,900

November 1 to November 28	362	$51.56	-	2,115,900

November 29 to January 2, 2010	354	$51.88	-	2,115,900

Total	716		-

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

The Board of Directors has approved repurchase programs of up to three million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. As of December 27, 2008, the Company had repurchased 884,100 shares at an average purchase price of $21.96 per share under this program.  A total of 110,000 of these shares were repurchased in the fiscal year ended December 27, 2008 for a total cost of $4.2 million.  During 2009 the Company issued approximately 1.4 million shares, including all 884,100 treasury shares, in connection with the redemption of certain Convertible notes.  (See Note 8 of the Consolidated Financial Statements.)

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

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) the Common Stock of the Company, (2) the Standard & Poor’s Mid Cap 400 Index, (3) the Standard & Poor’s 400 Electrical Components and Equipment Index, (4) the Standard & Poor’s Small Cap 600 Index, and (5) the Standard & Poor’s 600 Electrical Components and Equipment Index for the period December 31, 2004 through January 2, 2010.  In each case, the graph assumes the investment of $100.00 on December 31, 2004.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2004
2005
2006
2007
2008
2009
Regal-Beloit Corporation
S&P MidCap 400 Index
S&P 400 Electrical Components & Equipment
S&P SmallCap 600 Index
S&P 600 Electrical Components & Equipment

	2005	2006	2007	2008	2009
Regal-Beloit Corporation	125.81	188.89	163.76	125.74	195.27
S&P MidCap 400 Index	112.56	124.17	134.08	81.78	117.45
S&P 400 Electrical Components & Equipment	110.25	123.90	155.51	94.84	130.58
S&P SmallCap 600 Index	107.68	123.96	123.59	81.25	106.96
S&P 600 Electrical Components & Equipment	111.10	150.37	166.47	103.97	141.48

ITEM 6 -               SELECTED FINANCIAL DATA

The selected statement of income data for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 and the balance sheet data at January 2, 2010, and December 27, 2008 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the year ended December 30, 2006 and December 31, 2005 and the balance sheet data at December 29, 2007, December 30, 2006 and December 31, 2005 are derived from audited financial statements not included herein (1).

	(In Thousands, Except Per Share Data)
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2, 2010	December 27, 2008 (1)	December 29, 2007 (1)	December 30, 2006 (1)	December 31, 2005 (1)
Net Sales	$1,826,277	$2,246,249	$1,802,497	$1,619,545	$1,428,707
Income from Operations	159,520	230,431	206,060	194,017	134,572
Net Income Attributable to Regal Beloit	95,048	125,525	115,499	107,156	67,091
Total Assets	2,112,237	2,023,496	1,862,247	1,437,559	1,342,554
Long-Term Debt	468,065	560,127	552,917	313,351	371,463
Regal Beloit Shareholders' Equity	1,167,824	825,987	861,750	755,984	657,215
Earnings Per Share of Common Stock:
Basic	2.76	4.00	3.70	3.47	2.26
Assuming Dilution	2.63	3.78	3.40	3.20	2.17
Cash Dividends Declared	0.64	0.63	0.59	0.55	0.51
Shareholders' Equity	33.85	26.35	27.57	24.51	22.15
Weighted Average Shares Outstanding (in 000's):
Basic	34,499	31,343	31,252	30,847	29,675
Assuming Dilution	36,132	33,251	33,921	33,504	30,879

(1)	Adjusted for the 2009 adoption of new accounting guidance related to Convertible Debt and Noncontrolling Interests (See also Note 2 of the Consolidated Financial Statements).

ITEM 7 -               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Regal Beloit Corporation seeks to deliver strong, consistent business results and superior shareholder returns by providing value added products to our customers who serve the commercial, industrial, and residential markets.

To this end, we are focused on two product segments: Electrical and Mechanical. Within these segments, we follow a well defined business strategy to develop and increase market leadership positions in key product categories and improve financial performance.   On an ongoing basis, we focus on a variety of key indicators to monitor business performance. These indicators include organic and total sales growth (including volume and price components), market share, gross profit margin, operating profit, net income and earnings per share, and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as our corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

To achieve our financial objectives, we are focused on initiatives to drive and fund growth. We seek to capture significant opportunities for growth by identifying and meeting customer needs within our core product categories and identifying category expansion opportunities. These product needs are met through extensive product research and development efforts as well as through a disciplined acquisition strategy. Growth opportunities are emphasized that offer stronger market growth potential as a result of geographic based expansion, technology or industry expansion. The investments needed to fund our growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. We also prioritize investments toward higher return on capital businesses.  Our management team is compensated based on a modified Economic Value Added (EVA) program which reinforces our capital allocation disciplines which drives capital allocation to increase shareholder value.  Our key metrics include: total sales growth, organic sales growth, operating margin percent, operating cash flow as a percent of net income and return on invested capital (ROIC).

Given the global economic slowdown, continued competitive marketplace and highly fluctuating raw material and energy costs, we anticipate that the near-term operating environment will remain challenging. However, we anticipate that our strong balance sheet and liquidity combined with productivity efforts, new products and the impact of our Lean Six Sigma program will provide additional funds for investment in support of key initiatives and new product development.

As of the beginning of fiscal 2009, the Company adopted new accounting guidance related to convertible debt and noncontrolling interests (see Note 2 of the Consolidated Financial Statements), which requires us to adjust previously disclosed consolidated financial statements to conform to the current period presentation.

RESULTS OF OPERATIONS

NET SALES	(In millions)
	2009	2008	2007
Net Sales	$1,826.3	$2,246.2	$1,802.5
Sales growth rate	(18.7%)	24.6%	11.3%

Net Sales by Segment:
Electrical segment	$1,637.7	$1,998.6	$1,559.0
Sales growth rate	(18.1%)	28.2%	11.9%
Mechanical segment	$188.6	$247.6	$243.5
Sales growth rate	(23.8%)	1.7%	7.3%

2009 versus 2008

Worldwide sales for year ended January 2, 2010 were $1.826 billion, an 18.7% decrease over the $2.246 billion reported for the year ended for December 27, 2008.  Full year 2009 sales included $57.8 million of incremental sales related to the 2008 acquired businesses and the CPT acquisition completed on January 2, 2009 (see Note 5 of the Consolidated Financial Statements).

In the Electrical segment, sales decreased 18.1% including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales decreased 21.0%.  Sales for the residential HVAC motor business continued to be negatively impacted by the weak housing markets; however, economic stimulus related spending, higher efficiency product mix, and low prior year comparables resulted in a 6.8% decrease during 2009 for the HVAC residential market.

Driven by weak end markets, commercial and industrial motor sales in North America for the year ended January 2, 2010 decreased 25.5% over sales for the year ended December 27, 2008.  Global generator sales decreased 42.6% for the year ended January 2, 2010 as compared to the prior year.

Sales in the Mechanical segment decreased 23.8% from the prior year period.  Weakness in end markets for all Mechanical segment businesses was experienced in 2009 as a result of weak industrial markets.

From a geographic perspective, Asia-based sales decreased 23.5% as compared to 2008.  In total, sales to regions outside of the United States were 26.9% of total sales for the year ended January 2, 2010 as compared to 27.1% in 2008.  The negative impact of foreign currency exchange rates decreased total sales by 0.3% for the year ended January 2, 2010 as compared to the prior year period.

2008 versus 2007

Worldwide sales for year ended December 27, 2008 were $2.246 billion, a 24.6% increase over the $1.802 billion reported for the year ended for December 29, 2007.  Full year 2008 sales included $404.5 million of incremental sales from the businesses acquired in 2007 and 2008 (see Note 5 of the Consolidated Financial Statements).

In the Electrical segment, sales increased 28.2% including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales were up 2.2%. Sales for the residential HVAC motor business were negatively impacted by the weak housing markets, including new home construction and sales of existing homes.  Also, we believe that the replacement nature of our HVAC motors was negatively impacted by the lack of credit availability for homeowners who may have elected to repair HVAC systems rather than a full replacement. Sales for the full year 2008 for the HVAC business decreased 1.1%. We saw strength in sales of commercial and industrial motors and our power generation products throughout the majority of 2008, with global weakness in demand developing in the third and fourth quarters.  Sales of commercial and industrial motors increased approximately 2.8% for the full year 2008.  Sales of power generation products increased 21.9% for the same period.

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

GROSS PROFIT	(In thousands)
	2009	2008	2007
Gross Profit	$424,224	$500,680	$413,353
Gross profit percentage	23.2%	22.3%	22.9%

Gross Profit by Segment:
Electrical segment	$379,017	$428,778	$343,445
Gross profit percentage	23.1%	21.5%	22.0%
Mechanical segment	$45,207	$71,902	$69,908
Gross profit percentage	24.0%	29.0%	28.7%

2009 versus 2008

The gross profit margin for the year ended January 2, 2010 was 23.2% as compared to 22.3% reported for 2008.  The gross profit margin for the Electrical segment was 23.1% for the year ended January 2, 2010 versus 21.5% in the prior year.  Electrical segment margins improved due to cost reduction efforts, including the benefit from recent plant consolidations, a mix change toward higher efficiency products in 2009, and short term net material cost savings.  Negative fixed cost absorption in our plants due to lower sales and production levels partially offset these gains.  The Mechanical segment gross margin was 24.0% for the year ended January 2, 2010 versus 29.0% in the prior year.  The Mechanical segment gross margin decreases were driven by negative fixed cost absorption impacts of lower production volumes.  Overall, high efficiency product sales across our business represented 17.2% of net sales in 2009 versus 12.8% for 2008.

2008 versus 2007

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

OPERATING EXPENSES	(In thousands)
	2009	2008	2007
Operating Expenses	$264,704	$270,249	$207,293
As a percentage of net sales	14.5%	12.0%	11.5%

Operating Expenses by Segment:
Electrical segment	$234,117	$237,246	$173,756
As a percentage of net sales	14.3%	11.9%	11.1%
Mechanical segment	$30,587	$33,003	$33,537
As a percentage of net sales	16.2%	13.3%	13.8%

2009 versus 2008

Operating expenses were $264.7 million (14.5% of net sales) in the year ended January 2, 2010 versus $270.2 million (12.0% of net sales) in 2008.  Operating expenses included an incremental amount of approximately $13.8 million related to the acquired Hwada, Dutchi and CPT businesses.  Significant operating cost reductions were made in 2009 as sales volumes decreased due to the economic slowdown.  Electrical segment operating expenses were 14.3% of net sales for the year ended January 2, 2010 versus 11.9% in the prior year.   Mechanical segment operating expenses were 16.2% of net sales in 2009 and 13.3% in 2008.

2008 versus 2007

Operating expenses were $270.2 million (12.0% of net sales) in the year ended December 27, 2008 versus $207.3 million (11.5% of sales) in 2007. The $62.9 million increase is driven by the full year impact of 2007 acquisitions and the 2008 acquisitions. Electrical segment operating expenses were 11.9% of sales in 2008 and 11.1% of sales in 2007.  Mechanical operating expenses as a percent of sales decreased to 13.3% from 13.8% in 2007.

INCOME FROM OPERATIONS	(In thousands)
	2009	2008	2007
Income from Operations	$159,520	$230,431	$206,060
As a percentage of net sales	8.7%	10.3%	11.4%

Income from Operations by Segment:
Electrical segment	$144,901	$191,532	$169,689
As a percentage of net sales	8.8%	9.6%	10.9%
Mechanical segment	$14,619	$38,899	$36,371
As a percentage of net sales	7.8%	15.7%	14.9%

2009 versus 2008

Income from operations was $159.5 million for the year ended January 2, 2010 and $230.4 million in the prior year.  As a percentage of sales, income from operations was 8.7% in 2009 versus 10.3% in 2008.  Income from operations declined, but was partially offset by cost reduction efforts, including the benefit from recent plant consolidations, a mix toward higher efficiency products in 2009, and short term net material cost savings. Offsetting these factors were negative impacts from lower fixed cost absorption.  Electrical segment income from operations was 8.8% of net sales in 2009 versus 9.6% in 2008.  Driven by negative fixed cost absorption impacts of lower production volumes, the Mechanical segment income from operations was 7.8% of net sales for 2009 versus 15.7% of net sales in 2008.

2008 versus 2007

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

INTEREST EXPENSE, NET	(In thousands)
	2009	2008	2007
Interest Expense, Net	$21,565	$31,168	$25,717
Year End Weighted Average Interest Rate	3.6%	4.1%	4.9%

2009 versus 2008

Net interest expense for the year ended January 2, 2010 was $21.6 million versus $31.2 million for the year ended December 27, 2008.  During 2009, the Company’s interest expense decreased driven by the redemption of $75.8 million of Convertible Notes (see Note 8 of the Consolidated Financial Statements).  Interest income increased in 2009 due to higher cash balances as a result of our strong operating cash flow and the May 2009 secondary stock offering.  (See also Liquidity and Capital Resources discussion following.)

2008 versus 2007

Net interest expense was $31.2 million versus $25.7 million in the comparable period of 2007.  The increase is driven by higher levels of average debt outstanding driven by the acquisitions completed since August 2007.

PROVISION FOR INCOME TAXES	(In thousands)
	2009	2008	2007
Income Taxes	$39,276	$70,349	$61,937
Effective Tax Rate	28.5%	35.3%	34.3%

2009 versus 2008

The effective tax rate for the year ended January 2, 2010 was 28.5% compared to 35.3% in the prior year period.  The decrease in the effective tax rate is driven by changes in the global distribution of income, as well as adjustments to tax reserves due to a statutory expiration.  (See Note 11 of the Consolidated Financial Statements.)

2008 versus 2007

The effective tax rate for the year ended December 27, 2008 was 35.3% versus 34.3% in the prior year period.  The increase in the effective tax rate results from the global distribution of income and increases in certain statutory tax rates in Mexico and China.

NET INCOME ATTRIBUTABLE TO REGAL BELOIT CORPORATION AND EARNINGS PER SHARE
	(In millions, except per share data)
	2009	2008	2007
Net Income Attributable to Regal Beloit Corporation	$95.0	$125.5	$115.5
Fully Diluted Earnings per Share	$2.63	$3.78	$3.40
Average Number of Diluted Shares	36.1	33.3	33.9

2009 versus 2008

Net Income Attributable to Regal Beloit Corporation for the year ended January 2, 2010 was $95.0 million, a decrease of 24.3% versus the $125.5 million reported in 2008.  Fully diluted earnings per share was $2.63 as compared to $3.78 reported for the year ended December 27, 2008.  The average number of diluted shares was 36,131,607 during the year ended January 2, 2010 as compared to 33,250,689 during the year ended December 27, 2008.

2008 versus 2007

Net Income Attributable to Regal Beloit Corporation for the year ended December 27, 2008 was $125.5 million, an increase of 8.7% versus the $115.5 million reported in the comparable period of 2007.  Fully diluted earnings per share was $3.78 as compared to $3.40 per share reported in 2007.  The average number of diluted shares was 33,250,689 during the year ended December 27, 2008 as compared to 33,920,886 during the comparable period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flow which we target to equal or exceed our net income.  In addition to operating income, other significant factors affecting our liquidity management include:  working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long term capital at acceptable terms.

Recent distress and volatility in financial markets has created increased levels of uncertainty regarding available debt and equity capital.  We have assessed our liquidity and continue to monitor the impact of the broader volatility on our business including vendors and customers.  We have determined that there has not been a significant impact on our financial position, results of operations, or liquidity during 2009.

Our working capital was $670.3 million at January 2, 2010, an increase of 55.8% from $430.3 million at year-end 2008.  At January 2, 2010 our current ratio, the ratio of our current assets to current liabilities, was 3.2:1 versus 2.0:1 at the previous year-end.

Cash flow provided by operating activities (“operating cash flow”) was $314.9 million in 2009, a $160.7 million increase from 2008.   The increase was driven by a combined $95.2 million increase in net cash provided from Receivables, Inventory and Accounts Payable. These working capital components provided $96.2 million of operating cash in 2009 versus a combined $1.0 million provided in 2008. The $85.5 million increase in net cash flow used in Current Liabilities and Other is driven by a $52.4 million net change in deferred tax assets related to derivative instruments.

Cash flow used in investing activities was $151.6 million in 2009, $51.9 million more than in 2008 driven by the net purchase of investment securities of $117.6 million partially offset by lower acquisitions and lower capital expenditures in 2009. Capital spending decreased to $33.6 million in 2009 from $52.2 million a year earlier.  Our commitments for property, plant and equipment as of January 2, 2010 were approximately $5.2 million.  We believe that our present facilities, augmented by planned capital expenditures, are sufficient to provide adequate capacity for our operations in 2010.

Cash flow provided by financing activities was $32.9 million in 2009 compared to cash flow used of $31.4 million in 2008.  On May 22, 2009, the Company completed a public offering of 4,312,500 shares of Common Stock at a price of $36.25 per share, resulting in $150.4 million of net proceeds.  We paid $21.6 million in dividends to shareholders in 2009.

At January 2, 2010, the Company had $250.0 million of Senior notes (“the Notes”) outstanding.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, deprecation, and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Company’s $500.0 million revolving credit facility, (“the Facility”)  permits the Company to borrow at interest rates (0.9% at January 2, 2010)  based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt (total debt excluding convertible debt) to EBITDA, as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At January 2, 2010, the interest rate of 1.2% was based on a margin over LIBOR.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of January 2, 2010.

The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of the Consolidated Financial Statements.)

The Company also had $39.2 million and $113.9 million of convertible senior subordinated notes outstanding at January 2, 2010 and December 27, 2008 respectively.  As of January 2, 2010 the notes are convertible as the closing price of the Company’s common stock exceeded the contingent conversion price for the specified amount of time.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at .25% of the average trading price of a note if certain conditions are met.  The Company must pay cash for the par value, but retained the option to either pay cash, issue its stock or a combination thereof, for value above par.  During the year ended January 2, 2010, a total of $75.8 million face value of bonds was converted by the holders.  The Company paid cash to redeem the par value of the debt and paid the conversion premium through issuance of approximately 1.4 million shares.  The fair value of these notes at January 2, 2010 was approximately $82.8 million as compared to the fair value at December 27, 2008 of $154.0 million.  The Company has sufficient long-term liquidity in its Facility ($485.0 million at January 2, 2010) to repay any notes converted by their holders.

As part of the 2008 acquisition of Hwada (see Note 5 of the Consolidated Financial Statements), the Company assumed $21.6 million of short-term notes payable to banks. As of January 2, 2010, these notes have been paid, at December 27, 2008 the balance of Hwada notes payable was approximately $11.0 million.

At January 2, 2010 a foreign subsidiary of the Company had outstanding short-term borrowings of $8.2 million, denominated in local currency with a weighted average interest rate of 1.9%.  As of December 27, 2008, this subsidiary had outstanding borrowings of $4.1 million denominated in local currency with a weighted average interest rate of 3.4%.

At January 2, 2010, additional short-term notes payable of approximately $11.2 million were outstanding with a weighted average interest rate of 4.8%.

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At January 2, 2010, net of interest rate swaps, we had $305.8 million of fixed rate debt and $170.6 million of variable rate debt. The variable rate debt is primarily under our Term Loan with an interest rate based on a margin above LIBOR.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at January 2, 2010 would result in a change in net income of approximately $0.2 million.

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

We are in compliance with all of our debt covenants at the end of 2009.  We believe that we will continue to be in compliance with these covenants for the foreseeable future as we believe that we will continue to reduce outstanding debt balances during fiscal year 2010 and maintain an appropriate level of EBITDA.  However, our EBITDA performance is dependent on our financial performance in these uncertain and challenging market conditions which developed in 2008 and have continued through 2009.

The primary financial covenants on our senior notes, term loan, and the facility include ratios of debt to EBITDA (as defined in each agreement) and minimum interest coverage ratios of EBITDA to interest expense.  The debt to EBITDA covenant ratio requires us to be less than 3.75:1, and our ratio at January 2, 2010 was approximately 2.1:1.  The minimum interest coverage ratio requires us to be greater than 3.0:1, and our ratio at January 2, 2010 was approximately 9.9:1.

We will, from time to time, maintain positive cash balances which may be used to fund operations, repay outstanding debt and will be available for other investments which may include acquisitions of businesses or product lines, dividends, investments in new product development programs and the repurchase of our commons shares.

Our projections are based on all information known to the Company, which may change based on global economic events, our financial performance, actions by our customers and competitors and other factors discussed in Item 1A, Risk Factors.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following is a summary of the Company’s contractual obligations and payments due by period as of January 2, 2010 (in millions):

Payments due by Period	Debt Including Estimated* Interest Payments	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations
Less than 1 Year	$25.4	$16.3	$1.5	$182.3	$225.5
1 - 3 Years	75.9	21.9	-	-	97.8
3 - 5 Years	341.6	9.5	-	-	351.1
More than 5 Years	110.8	6.7	-	-	117.5
Total	$553.7	$54.4	$1.5	$182.3	$791.9

NOTE:
The timing and future spot prices affect the settlement values of the Company’s hedge obligations related to commodities, currency and interest rate swap agreements.  Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of the Company’s tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations.  Future pension obligation payments after 2010 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of January 2, 2010.

*  Variable rate debt based on January 2, 2010 rates.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm”.

At January 2, 2010, the Company had outstanding standby letters of credit totaling approximately $12.2 million. We had no other material commercial commitments.

The Company did not have any material variable interest entities as of January 2, 2010 and December 27, 2008.  Other than disclosed in the table above and the previous paragraph, the Company had no other material off-balance sheet arrangements.

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

Impairment of Long-Lived Assets or Goodwill and Other Intangibles

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows.  We evaluate the recoverability of goodwill and other intangible assets annually or more frequently if events or circumstances indicate that an asset might be impaired.  When applying the accounting guidance we use estimates to determine when an impairment is necessary.  Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends.  We perform our required annual impairment test as of the end of the October fiscal month each year.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital (“WACC”).  The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used.  The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long term growth rates.  The calculated fair values for our 2009 impairment testing exceed the carrying values of the reporting units.

As a result of our 2009 annual impairment review, we recorded a $0.5 million impairment for our Mechanical reporting unit, primarily related to auto and marine products that are dependent on consumer discretionary spending that have not met their performance plans.

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

The fair value of derivatives is recorded on the consolidated balance sheet and the value is determined based on level 2 inputs. (See Note 14 of the Consolidated Financial Statements.)

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

Additional information regarding income taxes is contained in Note 11 of the Consolidated Financial Statements.

New Accounting Pronouncements

Recent accounting guidance will change the consolidation rules as they relate to variable interest entities (VIE’s).  The guidance changes the model related to consolidating a VIE, and defines the assessment methodology for determining VIE status.  The guidance is effective beginning on the first day of fiscal year 2010.  The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Recent accounting guidance requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance amends only the Company’s disclosure requirements.  (See Note 15 of the Consolidated Financial Statements for information regarding the fair value of financial instruments at January 2, 2010.)

In the first quarter of 2009, the Company adopted new accounting guidance which requires convertible debt securities that may be settled on conversion by the issuer fully or partially in cash, be split into a debt and equity component.  The guidance is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company adopted the guidance on its effective date.  (See Note 4 of the Consolidated Financial Statements.)

Also in 2009, the Company adopted updated accounting guidance which requires expanded disclosures about derivative instruments and hedging activities.  The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The Company adopted the new guidance in our financial statements and related disclosures beginning in the first quarter of 2009.  (See Note 14 of the Consolidated Financial Statements.)

In 2009, the Company adopted new guidance which establishes general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company has evaluated subsequent events as required under the guidance.  (See also Note 17 of Notes to Consolidated Financial Statements.)

In 2009, the Company adopted new guidance which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions are effective for the Company’s interim period ending on or after June 27, 2009.  The guidance amends only the Company’s disclosure requirements.  (See also Note 15 of Notes to Consolidated Financial Statements)

In 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S.  Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification did not change GAAP but reorganizes the literature using a consistent structure organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation.  As the Codification was not intended to change or alter existing GAAP, it did not impact the consolidated financial statements.

New accounting guidance issued after the effective date of the Codification will be issued in the form of Accounting Standards Updates (“ASUs”).  ASUs will not be considered authoritative in their own right, but instead will serve to update the Codification.

Recent accounting guidance has changed the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  As required, the Company has adopted the new guidance for presentation and disclosure requirements in our financial statements which was applied retroactively to all periods presented.

There is also new accounting guidance which affects business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The new guidance established principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, the guidance determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted the guidance upon its effective date.

Further discussion of the Company’s accounting policies is contained in Note 3 of the Consolidated Financial Statements.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At January 2, 2010, net of interest rate swaps, we had $305.8 million of fixed rate debt and $170.6 million of variable rate debt.  As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.  Details regarding the instruments, as of January 2, 2010, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($17.7) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($13.5) million

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at January 2, 2010, would result in a change in after-tax annualized earnings of approximately $0.2 million.

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

The Company periodically enters into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities.  These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Derivative commodity assets of $4.4 million are recorded in Prepaid Expenses at January 2, 2010.  Derivative commodity liabilities of ($62.2) million are recorded in Hedging Obligations at December 27, 2008.   The unrealized gain/(loss) on the effective portion of the contracts of  $2.2 million net of tax and ($32.9) million net of tax, as of January 2, 2010 and December 27, 2008, respectively, was recorded in AOCI.  At January 2, 2010, the Company had an additional $2.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.  At December 27, 2008, the Company had an additional ($13.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The Company uses a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions.  As of January 2, 2010, derivative currency assets (liabilities) of $0.2 million, $1.1 million, and ($5.5) million are recorded in Prepaid Expenses, Other Noncurrent Assets, and Hedging Obligations, respectively. At December 27, 2008 derivative currency liabilities of ($30.8) million were recorded in Hedging Obligations.  The unrealized loss on the effective portion of the contracts of ($2.7) million net of tax, and ($20.1) million net of tax, as of January 2, 2010 and December 27, 2008, was recorded in AOCI. At January 2, 2010, the Company had an additional ($0.6) million, net of tax of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.  At December 27, 2008, the Company had an additional ($1.6) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The Company has LIBOR-based floating rate borrowings, which expose the Company to variability in interest payments due to changes in interest rates.  The Company has entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk.  These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.  As of January 2, 2010 and December 27, 2008, an interest rate swap liability of ($31.2) million and ($49.6) million was included in Hedging Obligations, respectively.  The unrealized loss on the effective portion of the contracts of ($19.3) million and ($30.7) million, net of tax as of January 2, 2010 and December 27, 2008 respectively, was recorded in AOCI.

The net AOCI balance of ($18.4) million loss at January 2, 2010 includes ($7.2) million of net current deferred losses expected to be realized in the next twelve months.

ITEM 8 -               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information
(Unaudited)

	(In Thousands, Except Per Share Data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net Sales	$443,274	$536,343	$454,550	$606,316	$465,192	$620,607	$463,261	$482,983
Gross Profit	90,570	122,099	94,622	131,177	113,869	132,797	125,163	114,607
Income from
Operations	28,192	57,612	29,467	67,494	48,318	65,734	53,543	39,591
Net Income, Attributable to Regal Beloit Corporation (1)	12,787	31,427	16,452	37,313	31,150	36,139	34,659	20,646
Earnings Per Share (1) (2):
Basic	0.41	1.00	0.49	1.19	0.86	1.15	0.94	0.66
Assuming Dilution	0.39	0.95	0.47	1.11	0.82	1.07	0.90	0.63
Weighted Average Number of
Shares Outstanding:
Basic	31,457	31,317	33,256	31,306	36,056	31,357	37,031	31,393
Assuming Dilution	32,595	33,117	35,105	33,526	38,183	33,716	38,410	32,623

Net Sales
Electrical	$391,362	$473,793	$407,244	$541,055	$422,006	$556,529	$417,056	$427,265
Mechanical	51,912	62,550	47,306	65,261	43,186	64,078	46,205	55,718

Income from Operations
Electrical	21,906	47,565	25,339	57,894	45,796	56,597	51,860	29,476
Mechanical	6,286	10,047	4,128	9,600	2,522	9,137	1,683	10,115

(1)	Adjusted for the 2009 adoption of new accounting guidance related to Convertible Debt and Noncontrolling Interests (see also Note 2 of the Consolidated Financial Statement).

(2)	Due to the weighting of both the Company’s earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings may not equal the annual earnings per share.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of its evaluation, the Company’s management concluded that, as of January 2, 2010, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our internal control over financial reporting as of January 2, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Regal Beloit Corporation
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of January 2, 2010 and December 27, 2008, and the related consolidated statements of income, equity, comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15. We also have audited the Company’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis, Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2010 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2009 related to the accounting for convertible debt instruments and noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 1, 2010

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Shares Outstanding and Per Share Data)

	For the Year Ended
	January 2, 2010	(As adjusted, see Note 2) December 27, 2008	(As adjusted, see Note 2) December 29, 2007
Net Sales	$1,826,277	$2,246,249	$1,802,497

Cost of Sales	1,402,053	1,745,569	1,389,144

Gross Profit	424,224	500,680	413,353

Operating Expenses	264,704	270,249	207,293

Income From Operations	159,520	230,431	206,060

Interest Expense	23,284	32,647	26,650

Interest Income	1,719	1,479	933

Income Before Taxes & Noncontrolling Interests	137,955	199,263	180,343

Provision For Income Taxes	39,276	70,349	61,937

Net Income	98,679	128,914	118,406

Less: Net Income Attributable to Noncontrolling Interests, net of tax	3,631	3,389	2,907

Net Income Attributable to Regal Beloit Corporation	$95,048	$125,525	$115,499

Earnings Per Share of Common Stock:

Basic	$2.76	$4.00	$3.70

Assuming Dilution	$2.63	$3.78	$3.40

Weighted Average Number of Shares Outstanding:

Basic	34,498,674	31,343,330	31,252,145

Assuming Dilution	36,131,607	33,250,689	33,920,886

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share and Per Share Data)

ASSETS	January 2, 2010	(As adjusted, see Note 2) December 27, 2008
Current Assets:
Cash and Cash Equivalents	$262,422	$65,250
Investments - Trading Securities	117,553	-
Trade Receivables, less Allowances of $12,666 in 2009 and of $11,145 in 2008	240,721	294,326
Inventories	268,839	359,918
Prepaid Expenses and Other Current Assets	59,168	66,594
Deferred Income Tax Benefits	30,673	75,174
Total Current Assets	979,376	861,262
Property, Plant and Equipment:
Land and Improvements	42,034	39,982
Buildings and Improvements	127,468	127,018
Machinery and Equipment	484,274	457,063
Property, Plant and Equipment, at Cost	653,776	624,063
Less - Accumulated Depreciation	(310,705)	(265,691)
Net Property, Plant and Equipment	343,071	358,372

Goodwill	663,920	672,475
Intangible Assets, Net of Amortization	116,426	120,784
Other Noncurrent Assets	9,444	10,603
Total Assets	$2,112,237	$2,023,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$161,902	$202,456
Dividends Payable	5,981	5,024
Accrued Compensation and Employee Benefits	50,722	64,207
Other Accrued Expenses	76,612	63,457
Hedging Obligations	5,464	80,578
Current Maturities of Debt	8,385	15,280
Total Current Liabilities	309,066	431,002

Long-Term Debt	468,065	560,127
Deferred Income Taxes	72,418	72,119
Hedging Obligations	31,232	61,958
Pension and other Post Retirement Benefits	39,306	43,768
Other Noncurrent Liabilities	12,082	16,881

Commitments and Contingencies (see Note 12)

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 37,399,353 issued in 2009, and 32,282,395 shares issued in 2008	374	323
Additional Paid-In Capital	512,282	356,231
Less - Treasury Stock, at cost, 884,100 shares in 2008	-	(19,419)
Retained Earnings	703,765	631,281
Accumulated Other Comprehensive Loss	(48,597)	(142,429)
Total Regal Beloit Corporation Shareholders' Equity	1,167,824	825,987
Noncontrolling Interests	12,244	11,654
Total Equity	1,180,068	837,641
Total Liabilities and Equity	$2,112,237	$2,023,496

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands of Dollars, Except Per Share Data)
	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 30, 2006	$318	$342,661	$(15,228)	$428,461	$(228)	$9,634	$765,618
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$115,499	$-	$2,907	$118,406
Dividends Declared ($.59 per share)	-	-	-	(18,454)	-	-	$(18,454)
Stock Options Exercised including income tax benefit and share cancellations	3	2,469	-	-	-	-	$2,472
Stock-based Compensation	-	3,841	-	-	-	-	$3,841
Distribution to Noncontrolling Interests	-	-	-	-	-	(2,741)	$(2,741)
Other Comprehensive Income (see detail Comprehensive Income Statement)	-	-	-	-	2,408	742	$3,150
Balance as of December 29, 2007 (As adjusted, see Note 2)	$321	$348,971	$(15,228)	$525,506	$2,180	$10,542	$872,292

Net Income	$-	$-	$-	$125,525	$-	$3,389	$128,914
Dividends Declared ($.63 per share)	-	-	-	(19,750)	-	-	$(19,750)
Purchase of 110,000 shares of Treasury Stock	-	-	(4,191)	-	-	-	$(4,191)
Stock Options Exercised including income tax benefit and share cancellations	2	2,680	-	-	-	-	$2,682
Stock-based Compensation	-	4,580	-	-	-	-	$4,580
Distribution to Noncontrolling Interests	-	-	-	-	-	(3,044)	$(3,044)
Other Comprehensive Income (Loss) (see detail Comprehensive Income Statement)	-	-	-	-	(144,609)	767	$(143,842)
Balance as of December 27, 2008 (As adjusted, see Note 2)	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641

Net Income	$-	$-	$-	$95,048	$-	$3,631	$98,679
Dividends Declared ($.64 per share)	-	-	-	(22,564)	-	-	$(22,564)
Issuance of 4,312,500 shares of Common Stock	43	150,327		-	-	-	$150,370
Stock Options Exercised including income tax benefit and share cancellations	3	5,817	-	-	-	-	$5,820
Stock-based Compensation	-	4,752	-	-	-	-	$4,752
Issuance of Treasury and Common Stock for conversion premium on Convertible Debt redemption	5	(19,424)	19,419	-	-	-	$-
Reversal of unrecognized tax benefits	-	3,600	-	-	-	-	$3,600
Reversal of tax benefits related to Convertible Debt	-	10,979	-	-	-	-	$10,979
Distribution to Noncontrolling Interests	-	-	-	-	-	(4,468)	$(4,468)
Other Comprehensive Income (See detail Comprehensive Income Statement)	-	-	-	-	93,832	1,427	$95,259
Balance as of January 2, 2010	$374	$512,282	$-	$703,765	$(48,597)	$12,244	$1,180,068
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands of Dollars)

	For the Year Ended
	January 2, 2010	(As adjusted, see Note 2) December 27, 2008	(As adjusted, see Note 2) December 29, 2007
Net Income	$98,679	$128,914	$118,406
Other Comprehensive Income (Loss) net of tax:
Pension and Post Retirement benefits	(2,802)	(13,773)	2,850
Currency translation adjustments	17,531	(41,717)	13,877
Change in fair value of hedging activities	30,738	(89,547)	(9,664)
Hedging Activities Reclassified into Earnings from Other Comprehensive Income (Loss)	49,792	1,195	(3,913)
Total Other Comprehensive Income (Loss)	95,259	(143,842)	3,150
Comprehensive Income (Loss)	193,938	(14,928)	121,556
Less: Comprehensive Income Attributable to Noncontrolling Interests	5,058	4,156	3,649
Comprehensive Income (Loss)Attributable to Regal Beloit Corporation	$188,880	$(19,084)	$117,907

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	For the Year Ended
	January 2, 2010	(As adjusted, see Note 2) December 27, 2008	(As adjusted, see Note 2) December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$98,679	$128,914	$118,406
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	49,730	45,963	36,915
Amortization	19,414	15,638	9,704
Stock-based Compensation	4,752	4,580	3,841
Provision for Deferred Income Taxes	7,718	6,027	5,345
Excess Tax Benefits from Stock-based Compensation	(2,808)	(2,463)	(6,712)
Losses on Property, Plant and Equipment	5,172	124	564
Non-Cash Convertible Debt Deferred Financing Costs	1,063	4,938	4,594
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	48,905	32,420	5,621
Inventories	86,593	(8,882)	18,002
Accounts Payable	(39,327)	(22,553)	20,316
Current Liabilities and Other	35,028	(50,507)	(15,970)
Net Cash Provided from Operating Activities	314,919	154,199	200,626

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(33,604)	(52,209)	(36,628)
Purchases of Investment Securities	(117,553)	-	-
Business Acquisitions, Net of Cash Acquired	(1,500)	(49,702)	(337,643)
Sale of Property, Plant and Equipment	1,033	2,238	637
Net Cash Used in Investing Activities	(151,624)	(99,673)	(373,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-Term Debt Proceeds	-	165,200	250,000
Net Proceeds from the Sale of Common Stock	150,370	-	-
Net (Payments) Proceeds from Short-Term Borrowings	(6,866)	(11,820)	5,000
Payments of Long-Term Debt	(215)	(324)	(382)
Net Repayments of Commercial Paper Borrowings	-	-	(49,000)
Net Repayments Under Revolving Credit Facility	(17,066)	(162,700)	(14,500)
Proceeds from the Exercise of Stock Options	5,767	2,880	2,190
Repayments of Convertible Debt	(75,802)	-	-
Excess Tax Benefits from Stock-based Compensation	2,808	2,463	6,712
Financing Fees Paid	-	(454)	(1,706)
Distribution to Noncontrolling Interests	(4,468)	(3,044)	(2,741)
Purchases of Treasury Stock	-	(4,191)	-
Dividends Paid to Shareholders	(21,607)	(19,426)	(18,099)
Net Cash Provided from (Used in) Financing Activities	32,921	(31,416)	177,474

EFFECT OF EXCHANGE RATES ON CASH:	956	(434)	1,588

Net Increase in Cash and Cash Equivalents	197,172	22,676	6,054
Cash and Cash Equivalents at Beginning of Year	65,250	42,574	36,520
Cash and Cash Equivalents at End of Year	$262,422	$65,250	$42,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$24,105	$26,877	$20,789
Income Taxes	22,153	68,653	50,186
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended January 2, 2010

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

(2)      BASIS OF PRESENTATION

As of the beginning of fiscal 2009, the Company adopted new accounting guidance related to convertible debt (see also Note 4 of the Consolidated Financial Statements), which requires us to adjust previously disclosed consolidated financial statements.  As such, certain prior period amounts have been adjusted in the consolidated financial statements to conform to the current period presentation.

The Company also adopted guidance which amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  The Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and shows both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the  consolidated income statement.  The new guidance applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

Certain non-trade receivables at December 27, 2008 have been reclassified from Receivables to Prepaid Expenses and Other Current Assets to conform to the 2009 presentation.  Trade receivables less allowances on the consolidated balance sheet is now comprised of trade receivables net of estimated allowances.

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2010 was 53 weeks as compared to the fiscal year ended December 27, 2008 which was 52 weeks.

(3)      ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.  The Company has a material amount of cash held on deposit at two financial institutions as of January 2, 2010.  While this constitutes a concentration of credit risk, we believe these institutions to be financially stable.

Investments

Investments consist of marketable debt and equity securities with original maturities of greater than three months and remaining maturities of less than one year.  Investments with maturities greater than one year may be classified as short term based on their highly liquid nature and their availability to fund future investing activities.

Trade Receivables

Trade receivables are stated at estimated net realizable value.  Trade receivables are comprised of balances due from customers, net of estimated allowances.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories

The approximate percentage distribution between major classes of inventory at year end is as follows:

	2009	2008
Raw Material and Work in Process	34%	29%
Finished Goods and Purchased Parts	66%	71%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 56% of the Company's inventory at January 2, 2010 and 63% at December 27, 2008, was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $35.8 million and $75.4 million as of January 2, 2010 and December 27, 2008, respectively. Material, labor and factory overhead costs are included in the inventories.

The Company reviews inventories for excess and obsolete products or components.  Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost.  Depreciation of plant and equipment is provided principally on a straight-line basis over the estimated useful lives (3 to 40 years) of the depreciable assets.  Accelerated methods are used for income tax purposes.

Expenditures for repairs and maintenance are charged to expense when incurred.  Expenditures which extend the useful lives of existing equipment are capitalized and depreciated.

Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Commitments for property, plant, and equipment purchases were $5.2 million at January 2, 2010.

Goodwill and Other Intangibles

Goodwill and Other Intangibles result from the acquisition of existing businesses by the Company.  Goodwill is not amortized; however it is tested for impairment annually at the fiscal October month end with any resulting adjustment charged to the results of operations.  Amortization of Other Intangibles with definite lives is recorded over the estimated life of the asset.

Earnings per Share (EPS)

Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.  Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below.  The amount of these shares were zero in 2009, 0.9 million for 2008 and 0.2 million for 2007.  The following table reconciles the basic and diluted shares used in the per share calculations for the three years ended January 2, 2010 (in millions):

	2009	2008	2007
Denominator for basic EPS	34.5	31.3	31.3
Effect of dilutive securities	1.6	1.9	2.6
Denominator for diluted EPS	36.1	33.2	33.9

The “Effect of dilutive securities” represents the dilution impact of equity awards and the Convertible Notes (see Note 10 of the Consolidated Financial Statements).  The dilutive effect of the Convertible Notes was approximately 1.3 million shares, 1.5 million shares and 2.1 million for the years ended January 2, 2010, December 27, 2008, and December 29, 2007, respectively.

Retirement Plans

Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans.  The defined benefit pension plans covering a majority of our domestic employees were frozen to new employees as of January 1, 2009.  Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed.  Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms.  The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates.  The actuaries also provide us with information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.  Based on our annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.25% and used a discount rate ranging from 5.7% to 6.3% for our defined benefit pension plans as of January 2, 2010.  (See also Note 9 of the Consolidated Financial Statements).

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

Foreign Currency Translation

For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates.  The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

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

Accumulated Other Comprehensive Loss

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in shareholder’s equity under accumulated other comprehensive loss.  The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in thousands):

	2009	2008
Translation adjustments	$(5,100)	$(21,204)
Hedging activities, net of tax	(18,402)	(98,932)
Pension and post retirement benefits, net of tax	(25,095)	(22,293)
Total	$(48,597)	$(142,429)

Derivative Instruments

Derivative instruments are recorded on the consolidated balance sheet at fair value as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.  Any fair value changes are recorded in net earnings or Accumulated Other Comprehensive Income (Loss).

The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. These derivative instruments have been designated as cash flow hedges.  (See Note 14 to the Consolidated Financial Statements.)

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

Life Insurance Policies

The Company maintains life insurance policies on certain officers and management which name the Company as beneficiary. The total face value of these policies was $11.0 million at January 2, 2010 and $10.7 million at December 27, 2008. The cash surrender value, net of policy loans, was $3.2 million and $2.9 million at January 2, 2010 and December 27, 2008, respectively, and is included as a component of Other Noncurrent Assets.

Fair Values

The fair values of cash equivalents, receivables, inventories, prepaid expenses, accounts payable, and accrued expenses approximate the carrying values due to the short period of time to maturity.  The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates, except for the convertible senior subordinated debt discussed in Note 8, and the fair value of investments and derivative instruments is determined based on inputs as defined in Note 15 of the Consolidated Financial Statements.

New Accounting Pronouncements

Recent accounting guidance will change the consolidation rules as they relate to variable interest entities (VIE’s).  The guidance changes the model related to consolidating a VIE, and defines the assessment methodology for determining VIE status.  The guidance is effective beginning on the first day of fiscal year 2010.  The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Recent accounting guidance requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions are effective for the Company’s interim period ending on or after June 27, 2009.  The guidance amends only the Company’s disclosure requirements.  (See Note 15 of the Consolidated Financial Statements for information regarding the fair value of financial instruments at January 2, 2010.)

In the first quarter of 2009, the Company adopted new accounting guidance which requires convertible debt securities that may be settled on conversion by the issuer fully or partially in cash, be split into a debt and equity component.  The guidance is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented.  The Company adopted the guidance on its effective date.  (See Note 4 of the Consolidated Financial Statements.)

Also in 2009, the Company adopted updated accounting guidance which requires expanded disclosures about derivative instruments and hedging activities.  The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The Company adopted the new guidance in our financial statements and related disclosures beginning in the first quarter of 2009.  (See Note 14 of the Consolidated Financial Statements.)

In 2009, the Company adopted new guidance which establishes general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company has evaluated subsequent events as required under the guidance.  (See also Note 17 of Notes to Consolidated Financial Statements.)

In 2009, the Company adopted new guidance which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions are effective for the Company’s interim period ending on or after June 27, 2009.  The guidance amends only the Company’s disclosure requirements.  (See also Note 15 of Notes to Consolidated Financial Statements.)

In 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S.  Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification did not change GAAP but reorganizes the literature using a consistent structure organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation.  As the Codification was not intended to change or alter existing GAAP, it did not impact the consolidated financial statements.

Recent accounting guidance has changed the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  As required, the Company adopted the new guidance for presentation and disclosure requirements in our financial statements which was applied retroactively to all periods presented.

There is also new accounting guidance which affects business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The new guidance established principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs.  Additionally, the guidance determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted the guidance upon its effective date as appropriate for any future business combinations.

(4)      ADJUSTMENT FOR CONVERTIBLE DEBT

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

In 2009, bondholders exercised their conversion right for a total of $75.8 million face value of bonds.  The Company paid cash to redeem the par value and the conversion premium was paid through issuance of approximately 1.4 million shares of stock.  (See Note 8 of the Consolidated Financial Statements.)

The adjustment affected our December 27, 2008 balance sheet as follows (in thousands):

	As Adjusted	As Reported
Long-Term Debt	$560,127	$561,190
Deferred Income Taxes	72,119	71,715
Additional Paid-in Capital	356,231	342,712
Retained Earnings	631,281	644,141

The adjustment of our income statement for the years ended December 27, 2008 and December 29, 2007 was as follows (in thousands, except per share data):

	Year Ended		Year Ended
	December 27, 2008		December 29, 2007
	As Adjusted	As Reported	As Adjusted	As Reported
Interest Expense	$32,647	$27,709	$26,650	$22,056
Income Before Taxes and Noncontrolling Interests	199,263	204,201	180,343	184,937
Provision for Income Taxes	70,349	72,225	61,937	63,683
Net Income	128,914	131,976	118,406	121,254
Net Income Attributable to Regal Beloit Corporation	125,525	128,587	115,499	118,347
Earnings per Share of Common Stock
Basic	$4.00	$4.10	$3.70	$3.79
Assuming Dilution	3.78	3.87	3.40	3.49

(5)      ACQUISITIONS

The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition.  In January, 2009, the Company acquired Custom Power Technologies (“CPT”), a custom power electronics business located in Menomonee Falls, Wisconsin.  The purchase price and impact on our Consolidated Financial Statements was not material.  The following acquisitions in 2008 were not considered to be material business combinations.

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

The purchase price allocations for the Hwada and Dutchi acquisitions, which were finalized in 2009, totaled $54.0 million, net of cash acquired. Additionally, under the terms of the Hwada acquisition, the Company will pay to the seller up to $8.5 million received in the future upon the sale of certain real property rights owned by Hwada.  The excess of the purchase price over the estimated fair values of the net assets acquired was assigned to goodwill.

(6)      INVESTMENTS

During 2009, the Company raised capital through a common stock offering (see Note 10 of the Consolidated Financial Statements).  A portion of this cash was invested in trading securities as of January 2, 2010.  These securities are generally short term in duration and are classified as trading securities, which are reported at fair value with gains and losses, which were insignificant in 2009, included in earnings.  As of January 2, 2010, the Company had $117.6 million of trading securities recorded at fair value (see Note 15 of the Consolidated Financial Statements for description of the fair value hierarchy).

	Total	Level 1	Level 2	Level 3
Commercial Paper	$37,473	$-	$37,473	$-
U.S. Government Securities	4,202	-	4,202	-
Municipal Debt Securities	48,294	-	48,294	-
Asset Backed Securities	5,773	-	5,773	-
Corporate Debt Securities	21,811	-	21,811	-
Total	$117,553	$-	$117,553	$-

(7)      GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, we perform an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Because of the on-going unfavorable impact of the credit crisis and the global economic environment, we completed an assessment of impairment indicators during the second quarter of 2009. We considered a number of factors, including, among other things, recent operational, revenue, profitability and cash flow trends. We also considered the effect of the volatility in our stock price and trends in the discount rate used in our goodwill fair value estimate.

As a result of reviewing these impairment indicators, we noted that our consolidated revenues declined 25.0% during the second quarter of 2009 as compared to the second quarter of 2008, with similar declines in most of our reporting units, which was a larger decline than we estimated in our annual 2008 goodwill impairment assessment.

As a result of this impairment indicator, during the second quarter of 2009, we performed an interim goodwill impairment test for two of our goodwill reporting units.  Based on our assessments, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 27, 2009, supporting our conclusion that our recorded goodwill was not impaired.

As a result of our annual goodwill impairment review process, the Company has determined that a $0.5 million impairment for our Mechanical reporting unit, primarily related to auto and marine products that are dependent on consumer discretionary spending that have not met their performance plans.

As described above in Note 5 of the Consolidated Financial Statements, the Company acquired one business in 2009 and two businesses in 2008.  The excess of purchase price over estimated fair value was assigned to goodwill.

During 2009, the Company finalized the goodwill related to the two 2008 acquisitions and the CPT acquisition in January, 2009.  Adjustments during the preliminary period included final valuations of property, plant and equipment, intangible assets and other contingencies.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total Company
Balance, December 29, 2007	$653,731	$530	$654,261
Net Acquisitions and Fair Value Adjustments	21,201	-	21,201
Translation Adjustments	(2,987)	-	(2,987)
Balance, December 27, 2008	$671,945	$530	$672,475

Net Acquisitions and Fair Value Adjustments	$(7,243)	$-	$(7,243)
Impairment	-	(530)	(530)
Translation Adjustments	(782)	-	(782)
Balance, January 2, 2010	$663,920	$-	$663,920

Intangible Assets

During 2009, the Company finalized the valuation of intangible assets related to the two 2008 acquisitions and the CPT acquisition in January, 2009.

Intangible Assets consisted of the following (in thousands):

Gross Intangibles
Asset Description	Useful Life (years)	December 27, 2008	Net Acquisitions and Fair Value Adjustments	Translation Adjustments	January 2, 2010
Non-Compete Agreements	5	$5,767	$575	$6	$6,348
Trademarks	3 - 21	19,490	1,310	400	21,200
Patents	10	15,410	-	-	15,410
Engineering Drawings	10	1,200	-	-	1,200
Customer Relationships	9 - 15	92,633	4,789	642	98,064
Technology	6 - 11	25,439	6,844	900	33,183
Total Gross Intangibles		$159,939	$13,518	$1,948	$175,405

Accumulated Amortization
Asset Description	Useful Life (years)	December 27, 2008	Amortization	Translation Adjustments	January 2, 2010
Non-Compete Agreements	5	$(3,755)	$(1,239)	$(3)	$(4,997)
Trademarks	3 - 21	(6,026)	(1,587)	(45)	(7,658)
Patents	10	(6,190)	(1,542)	-	(7,732)
Engineering Drawings	10	(487)	(120)	-	(607)
Customer Relationships	9 - 15	(18,625)	(10,518)	(182)	(29,325)
Technology	6 - 11	(4,072)	(4,409)	(179)	(8,660)
Total Accumulated Amortization		$(39,155)	$(19,415)	$(409)	$(58,979)

Intangible Assets, Net of Amortization		$120,784			$116,426

Estimated Amortization (in millions)

2010	2011	2012	2013	2014
$15.3	$14.9	$14.7	$14.6	$13.8

(8)  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of January 2, 2010 and December 27, 2008 was as follows (in thousands):

	January 2, 2010	December 27, 2008
Senior notes	$250,000	$250,000
Term Loan	165,000	165,000
Revolving credit facility	2,863	20,000
Convertible senior subordinated debt	39,198	113,937
Other	19,389	26,470
	476,450	575,407
Less: Current maturities	(8,385)	(15,280)
Non-current portion	$468,065	$560,127

At January 2, 2010, the Company has $250.0 million of senior notes (the “Notes”) outstanding.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At January 2, 2010, the interest rate of 1.2% was based on a margin over LIBOR.

The Company’s $500.0 million revolving credit facility (“the Facility”) permits the Company to borrow at interest rates (0.9% at January 2, 2010) based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our senior funded debt to our EBITDA.

The average balance outstanding under the Facility in 2009 was $11.4 million and in 2008 was $83.4 million.  The average interest rate paid under the Facility was 1.3% in 2009 and 2.9% in 2008.  The Company had $485.0 million of available borrowing capacity under the Facility at January 2, 2010.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of January 2, 2010.

The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 14 to the Consolidated Financial Statements).

As of January 2, 2010, the Company’s Convertible Notes are convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, bondholders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of the Company’s common stock or cash, at the Company’s discretion.  Effective on April 17, 2009, the conversion rate of the Company’s Convertible Notes was adjusted pursuant to the terms of the indenture.  The adjustment is required as the cumulative dividends paid to shareholders since the Convertible Notes were issued reached the threshold defined in the indenture.  The conversion rate as of April 17, 2009 is 39.5107 shares of common stock for each $1,000 principal amount of Convertible Notes.  During 2009, several bondholders have exercised their conversion right for a total of $75.8 million of Convertible Notes.  The par value of the Convertible Notes was paid in cash and the conversion premium was paid through issuance of approximately 1.4 million shares of stock.

The Company also had $39.2 million and $113.9 million of convertible senior subordinated notes outstanding at January 2, 2010 and December 27, 2008, respectively.  The notes, which are unsecured and due in 2024, bear interest at a fixed rate of 2.75% for five years, and may increase thereafter at ..25% of the average trading price of a note if certain conditions are met.  The Company may now call the notes while the note holders may only put the notes back to the Company at approximately the 10th and 15th year anniversaries of the issuance of the notes.  The Company must pay cash for the par value, but retained the option to either pay cash, issue its stock or a combination thereof, for value above par.  The fair value of these notes at January 2, 2010 and December 27, 2008 was approximately $82.8 million and $154.0 million, respectively.  In the table below, the maturity of these convertible notes is shown in 2012 as they may be converted based on a formula related to our stock price, but are not considered current as our Facility provides sufficient long-term liquidity to repay any notes put back to the Company by their holders.

As part of the 2008 acquisition of Hwada (see Note 5 to the Consolidated Financial Statements), the Company assumed $21.6 million of short-term notes payable to banks. As of January 2, 2010 these notes have been repaid, at December 27, 2008, the balance of Hwada notes payable was approximately $11.0 million, and the weighted average interest rate was 6.2%.

At January 2, 2010 a foreign subsidiary of the Company had outstanding short-term borrowings of $8.2 million, denominated in local currency with a weighted average interest rate of 1.9%. At December 27, 2008, this foreign subsidiary of the Company had outstanding borrowings of $4.1 million denominated in local currency with a weighted average interest rate of 3.4%.

At January 2, 2010, additional short-term notes payable of approximately $11.2 million were outstanding with a weighted average interest rate of 4.8%

Maturities of long-term debt are as follows (in thousands):

Year
2010	$8,385
2011	166
2012	42,365
2013	165,315
2014	150,299
Thereafter	109,920
Total	$476,450

(9)  RETIREMENT PLANS

The Company has a number of retirement plans that cover most of its domestic employees.  The defined benefit pension plans covering a majority of our domestic employees were frozen to new employees as of January 1, 2009. Most foreign employees are covered by government sponsored plans in the countries in which they are employed.  The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $4.9 million, $4.8 million, and $3.8 million in 2009, 2008, and 2007, respectively.

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

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in thousands):

	2009	2008
Change in projected benefit obligation:
Obligation at beginning of period	$103,039	$100,205
Service cost	2,262	4,051
Interest cost	6,956	5,831
Actuarial loss	9,938	184
Plan amendments	-	(2,844)
Benefits paid	(4,788)	(4,306)
Foreign currency translation	973	(2,927)
Other	(1,547)	2,845
Obligation at end of period	$116,833	$103,039

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$58,063	$78,285
Actual return on plan assets	14,001	(20,822)
Employer contributions	10,110	4,793
Benefits paid	(4,788)	(4,306)
Foreign currency translation	549	(2,634)
Other	(1,475)	2,747
Fair value of plan assets at end of period	$76,460	$58,063

Funded status	$(40,373)	$(44,976)

The fair value of plan assets is based on inputs used to measure fair value as described in Note 15 of the Consolidated Financial Statements:

January 2, 2010 (in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,169	$1,169	$-	$-
Money Market Funds	1,220	1,220	-	-
Common Stocks	27,798	25,286	2,512	-
Common Collective Trust Funds	38,281	-	38,281	-
Mutual Funds	7,992	-	7,992	-
Total	$76,460	$27,675	$48,785	$-

December 27, 2008 (in thousands)	Total	Level 1	Level 2	Level 3
Cash	$995	$995	$-	$-
Money Market Funds	4,713	4,713	-	-
Common Stocks	16,722	15,481	1,241	-
Common Collective Trust Funds	30,722	-	30,722	-
Mutual Funds	4,911	-	4,911	-
Total	$58,063	$21,189	$36,874	$-

The Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in thousands):

	2009	2008
Other Accrued Expenses	$(1,067)	$(1,208)
Pension and Other Post Retirement Benefits	(39,306)	(43,768)
	$(40,373)	$(44,976)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$37,497	$34,240
Prior service cost	1,531	1,719
	$39,028	$35,959

The accumulated benefit obligation for all defined benefit pension plans was $96.6 million and $98.2 million at January 2, 2010 and December 27, 2008, respectively.

The following table presents information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	(In Thousands)
	2009	2008
Projected benefit obligation	$116,833	$103,039
Accumulated benefit obligation	$96,625	$98,172
Fair value of plan assets	$76,460	$58,063

The following weighted-average assumptions were used to determine the projected benefit obligation at year end:

	2009			2008
Discount rate	5.67%	to	6.27%	6.86%	to	6.95%
Expected long-term rate of return of assets			8.25%			8.25%

Certain of our defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases.  For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended January 2, 2010 and December 27, 2008.

Net periodic pension benefit costs for the defined benefit pension plans were as follows (in thousands):

	2009	2008	2007
Service cost	$2,420	$4,051	$4,019
Interest cost	5,778	5,831	5,877
Expected return on plan assets	(5,068)	(5,482)	(5,802)
Amortization of net actuarial loss	759	716	954
Amortization of prior service cost	189	199	214
Net periodic benefit cost	$4,078	$5,315	$5,262

For the year ended January 2, 2010, the net actuarial loss and prior service cost for the defined benefit pension plans that was amortized into periodic pension benefit cost was $0.8 million and $0.2 million, respectively.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2010 fiscal year are $2.2 million and $0.2 million, respectively.

As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The following assumptions were used to determine net periodic pension cost for the years ended January 2, 2010, December 27, 2008, and December 29, 2007, respectively.

	2009			2008			2007
Discount rate	6.85%	to	6.95%	6.36%	to	6.68%	5.89%	to	6.00%
Expected long-term rate of return on assets			8.25%			8.25%			8.5%

The Company estimates that in 2010, it will make contributions in the amount of $1.5 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2010	$5.4
2011	5.8
2012	6.2
2013	7.7
2014	8.1
2015-2019	46.6

(10)   SHAREHOLDERS’ EQUITY

The Company recognized approximately $4.8 million, $4.6 million, and $3.8 million in share-based compensation expense in 2009, 2008 and 2007, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.  As of January 2, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $13.7 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.0 years.  The total income tax benefit recognized relating to share-based compensation for the year ended January 2, 2010 was approximately $2.8 million.

On April 20, 2007, shareholders approved the 2007 Regal Beloit Corporation 2007 Equity Incentive Plan (“2007 Plan”), which authorized an additional 2.5 million shares for issuance under the 2007 Plan.  Under the 2007 Plan and the Company’s 2003 and 1998 stock plans, the Company was authorized as of January 2, 2010 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 1.9 million shares were available for future grant or payment under the various plans at January 2, 2010.

On May 22, 2009, the Company completed the sale of 4,312,500 shares of common stock to the public at a price of $36.25 per share.  Net proceeds of $150.4 million were received by the Company.

During the year ended January 2, 2010, the Company issued approximately 1.4 million shares, including all 884,100 shares of treasury stock, to former Convertible Note holders in settlement of the conversion premium of their redemption.  (See Note 8 of the Consolidated Financial Statements.)

During the year ended December 27, 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million.  There were no shares repurchased in 2009.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards including non-qualified stock options, incentive stock options and stock appreciation rights (SAR’s).  All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.

The per share weighted average fair value of share-based incentive awards granted (options and SAR’s) was $15.28 and $14.68 for the years ended January 2, 2010 and December 27, 2008, respectively.  The fair value of the awards for the years ended January 2, 2010 and December 27, 2008 were estimated on the date of grant using the Black-Scholes pricing model and the following weighted average assumptions; expected life of seven years; risk-free interest rate of 2.6% and 3.7%; expected dividend yield of 1.5% and 1.4%; and expected volatility of 36.8% and 32.0%, respectively.

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

Following is a summary of share-based incentive plan grant activity (options and SAR’s) for the three fiscal years ended 2009, 2008 and 2007:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at December 20, 2006	1,602,725	$26.64
Granted	315,750	46.24
Exercised	(424,850)	24.20
Forfeited	(8,850)	47.01
Outstanding at December 29, 2007	1,484,775	31.40	5.9	$20.6
Exercisable at December 29, 2007	741,108	24.03	4.6	15.5

Outstanding at December 29, 2007	1,484,775	$31.40
Granted	306,000	42.30
Exercised	(329,000)	23.77
Forfeited	(18,150)	35.35
Outstanding at December 27, 2008	1,443,625	35.46	7.1	$5.3
Exercisable at December 27, 2008	660,792	27.82	5.6	4.9

Outstanding at December 27, 2008	1,443,625	$35.46
Granted	373,500	42.66
Exercised	(225,450)	22.74
Forfeited	(15,750)	42.25
Outstanding at January 2, 2010	1,575,925	38.86	7.2	$20.4
Exercisable at January 2, 2010	585,025	33.34	5.5	10.9

The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

The table below presents share-based compensation activity for the three fiscal years ended 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Total intrinsic value of stock options exercised	$5.7	$6.3	$9.6
Cash received from stock option exercises	5.8	2.9	2.2
Income tax benefit from the exercise of stock options	2.8	2.5	6.7
Total fair value of stock options vested	3.5	6.5	6.8

Restricted Stock

The Company also granted restricted stock awards to certain employees.  The Company restrictions lapse two to three years after the date of the grant.  The Company values restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three fiscal years ended 2009, 2008 and 2007:

	Shares	Wtd. Avg. Share Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock balance at December 30, 2006:	93,675	$32.31	$5.4
Granted	35,750	42.03	1.7
Vested	(33,975)	25.76	(3.3)
Restricted stock balance at December 29, 2007:	95,450	$38.27	$3.8
Granted	32,850	42.28	1.4
Vested	(10,200)	29.75	(0.3)
Restricted stock balance at December 27, 2008:	118,100	$41.72	$4.9
Granted	53,550	42.65	2.3
Vested	(50,700)	37.55	(1.9)
Restricted stock balance at January 2, 2010:	120,950	$43.88	$5.3

Shareholders’ Rights Plan

On January 28, 2000, the Board of Directors approved a Shareholders’ Rights Plan (the “Plan”). Pursuant to this Plan, one common share purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Company’s common stock at a price of $60 per share (equivalent to $30 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires, or announces an offer for, 15% or more of the Company’s common stock.  In this event, each right will thereafter entitle the holder to purchase, at the right’s then-current exercise price, common stock of the Company or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice the full share exercise price. The rights may be redeemed by the Company at a price of one-tenth of one cent per right at any time prior to the time a person or group acquires 15% or more, of the Company’s common stock.   The rights expired subsequent to year end on January 28, 2010.

Treasury Stock

The Board of Directors has approved repurchase programs of up to 3,000,000 common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 27, 2008, the Company has repurchased 884,100 shares at an average purchase price of $21.96 per share.  During the fiscal year ended December 27, 2008 the Company repurchased 110,000 shares for a total cost of $4.2 million.  During 2009, approximately 1.4 million shares, including all 884,100 treasury shares, were issued in settlement of the conversion premium for Convertible Notes.  (See also Note 8 of the Consolidated Financial Statements.)

(11)   INCOME TAXES

Income before income taxes and minority interest consisted of the following (in thousands):

	2009	2008	2007
United States	$103,929	$165,137	$148,546
Foreign	34,026	34,126	31,797
Total	$137,955	$199,263	$180,343

The provision for income taxes is summarized as follows (in thousands):

	2009	2008	2007
Current
Federal	$16,583	$45,187	$44,666
State	2,387	7,795	5,255
Foreign	12,588	11,340	6,671
	31,558	64,322	56,592
Deferred	7,718	6,027	5,345
Total	$39,276	$70,349	$61,937

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.6	1.9
Domestic production activities deduction	(0.7)	(0.9)	(1.0)
Foreign rate differential	(4.2)	0.3	(2.3)
Adjustments to tax accruals and reserves	(1.7)	0.2	0.4
Other, net	(2.2)	(1.9)	0.3
Effective tax rate	28.5%	35.3%	34.3%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes.  The Company’s net deferred tax liabilities as of January 2, 2010 of $41.7 million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $30.7 million and a net non-current deferred income tax liability of $72.4 million.  The components of this net deferred tax assets (liability) are as follows (in thousands):

	January 2, 2010	December 27, 2008
Accrued employee benefits	$28,017	$29,697
Bad debt reserve	3,623	3,078
Warranty reserve	4,446	3,085
Inventory	4,625	6,506
Derivative instruments	10,941	63,347
Other	17,360	12,080
Deferred tax assets	69,012	117,793

Property related	(38,498)	(39,155)
Intangible items	(66,420)	(61,022)
Convertible debt interest	(5,839)	(13,753)
Deferred tax liabilities	(110,757)	(113,930)
Net deferred tax asset (liability)	$(41,745)	$3,863

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	January 2, 2010	December 27, 2008	December 29, 2007
Unrecognized tax benefits - beginning of year	$7.1	$6.8	$6.3
Gross increases - tax positions in prior periods	4.1	-	0.2
Gross increases - tax positions in the current period	0.4	0.3	0.3
Settlements with taxing authorities	(0.4)	-	-
Lapse of statute of limitations	(4.6)	-	-
Unrecognized tax benefits end of year	$6.6	$7.1	$6.8

Unrecognized tax benefits as of January 2, 2010 amount to $6.6 million, all of which  would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.  During the years ended January 2, 2010, December 27, 2008, and December 29, 2007, the Company recognized approximately $0.7 million, $0.2 million, and $0.3 million in net interest expense, respectively.  The Company had approximately $1.0 million, $1.1 million, and $0.9 million of accrued interest included in the tax contingency reserve as of January 2, 2010, December 27, 2008 and December 29, 2007, respectively.

Due to statute expirations, approximately $2.5 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2005, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2004.

The Company has approximately $4.4 million of Net Operating Losses in various jurisdictions which expire over a period up to 15 years.

At January 2, 2010 the estimated amount of total unremitted non-U.S. subsidiary earnings was $87.0 million.  No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested given our acquisition and growth initiatives.

(12)   CONTINGENCIES AND COMMITMENTS

On July 30, 2009, we filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid.  In our response and counterclaims against Nordyne we are seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it’s G7 furnace systems and iQ Drive 23-seer air conditioning systems.  We have also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement.  We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person.  We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for 2009 and 2008 (in thousands):

	2009	2008
Balance beginning of year	$11,022	$9,872
Acquisitions	-	316
Payments	(12,102)	(7,431)
Provision	14,465	8,268
Translation	(87)	(3)
Balance, end of year	$13,298	$11,022

(13)   LEASES AND RENTAL COMMITMENTS

Rental expenses charged to operations amounted to $18.9 million in 2009, $16.3 million in 2008 and $13.3 million in 2007. The Company has future minimum rental commitments under operating leases as shown in the following table:

Year	(In Millions)
2010	$16.3
2011	12.3
2012	9.6
2013	6.3
2014	3.2
Thereafter	6.7

(14)  DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed using derivative instruments are commodity price risk, currency exchange, and interest rate risk.  Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.  Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating rate borrowings.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments.  There were no significant collateral deposits on derivative financial instruments as of January 2, 2010.

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings.  At January 2, 2010, the Company had an additional $1.5 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.  At December 27, 2008, the Company had an additional ($15.2) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.

As of January 2, 2010, the Company had outstanding the following commodity forward contracts (with maturities extending through February 2011) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$12.3
Aluminum	0.7
Zinc	0.1
Natural Gas	0.6

As of January 2, 2010, the Company had outstanding the following currency forward contracts (with maturities extending through December 2011) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$74.6
Indian Rupee	34.8
Thai Baht	4.6
Chinese Renminbi	4.8
Australian Dollar	3.5

As of January 2, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments were (in millions):

	January 2, 2010				December 27, 2008
	Prepaid	Other Noncurrent	Hedging Obligations		Hedging Obligations
	Expenses	Assets	Current	Noncurrent	Current	Noncurrent
Designated as hedging instruments:
Interest rate swap contracts	$-	$-	$-	$31.2	$-	$49.6
Foreign exchange contracts	-	1.1	5.5	-	18.8	12.0
Commodity contracts	3.5	-	-	-	53.3	0.4

Not designated as hedging instruments:
Foreign exchange contracts	0.2	-	-	-	-	-
Commodity contracts	0.9	-	-	-	8.5	-
Total Derivatives:	$4.6	$1.1	$5.5	$31.2	$80.6	$62.0

The Company’s fair value for derivative instruments is classified on the consolidated balance sheet as a current asset of $4.6 million, a noncurrent asset of $1.1 million, a current liability of $5.5 million, and a noncurrent liability of $31.2 million.

The effect of derivative instruments on the consolidated statements of equity and earnings for the year ended January 2, 2010 was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	$30.6	$12.1	$6.9	$49.6
Amounts reclassified from other comprehensive income (loss) were:
Loss recognized in Net Sales	$-	$(3.3)	$-	$(3.3)
Loss recognized in Cost of Sales	$(51.4)	$(14.1)	$-	$(65.5)
Loss recognized in Interest Expense	$-	$-	$(11.5)	$(11.5)

Derivatives Not Designated as Cash Flow Hedging Instruments
	Commodity Forwards	Currency Forwards	Total
Gain (loss) recognized in Cost of Sales	$9.4	$(1.4)	$8.0

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

The net AOCI balance related to hedging activities of ($18.4) million loss at January 2, 2010 includes ($7.2) million of net current deferred losses expected to be realized in the next twelve months.

(15)  FAIR VALUE

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 2, 2010 (in millions):

Assets:	2009	2008
Investments	$117.6	$-	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$0.2	-	(Level 2)
Derivative Commodity Contracts	$4.4	-	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	$1.1	-	(Level 2)
Liabilities:
Hedging Obligations – Current
Derivative Currency Contracts	$5.5	18.8	(Level 2)
Derivative Commodity Contracts	-	61.8	(Level 2)
Hedging Obligations – Long Term
Derivative Commodity Contracts	-	0.4	(Level 2)
Interest Rate Swap	$31.2	49.6	(Level 2)
Derivative Currency Contracts	-	12.0	(Level 2)

(16)  INDUSTRY SEGMENT INFORMATION

The following sets forth certain financial information attributable to our business segments for the fiscal years ended 2009, 2008 and 2007, respectively (in thousands):

	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
2009
Electrical	$1,637,668	$144,901	$1,990,686	$29,503	$63,749
Mechanical	188,609	14,619	121,551	4,101	5,395
Total	$1,826,277	$159,520	$2,112,237	$33,604	$69,144

2008
Electrical	$1,998,642	$191,532	$1,896,959	$45,186	$56,337
Mechanical	247,607	38,899	126,537	7,023	5,264
Total	$2,246,249	$230,431	$2,023,496	$52,209	$61,601

2007
Electrical	$1,558,963	$169,689	$1,747,213	$31,675	$41,604
Mechanical	243,534	36,371	115,034	4,953	5,015
Total	$1,802,497	$206,060	$1,862,247	$36,628	$46,619

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

The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are from external customers.  The Company’s products manufactured and sold outside the United States were approximately 26%, 24%, and 17% of net sales in 2009, 2008 and 2007, respectively.

We had one customer that accounted for between 10% and 15% of our consolidated net sales for the years ended January 2, 2010 and December 29, 2007.   We had no customers that accounted for more than 10% of our consolidated sales for the year ended December 27, 2008.

In the fourth quarter of 2008, an Electrical segment business was moved to the Mechanical segment due to a management reporting change, and prior period segment information has been restated.  The impact of the change was not material.

(17) SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 2, 2010 for recording and disclosure in the financial statements for the year ended January 2, 2010.

The Company’s Shareholders’ Rights Plan as described in Note 10 of the Consolidated Financial Statements, expired subsequent to year end on January 28, 2010.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended January 2, 2010.  Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2010 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the sections Election of Directors, Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2010 Proxy Statement.  Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The Company has adopted a code of business conduct and ethics that applies to all our directors, officers and employees.  The code is available on our website, along with our current Corporate Governance Guidelines, at www.regalbeloit.com.  The code of business conduct and ethics and our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Beloit Corporation.  We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 – EXECUTIVE COMPENSATION

See the information in the sections Compensation Discussion and Analysis, Executive Compensation, and Director Compensation sections of the 2010 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information in the section Stock Ownership in the 2010 Proxy.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of January 2, 2010.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	1,575,925	$38.86	1,915,632
Equity compensation plans not approved by security holders
Total	1,575,925	$38.86	1,915,632

(1)	Represents options to purchase our common stock and stock-settled stock appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Plan and 2007 Equity Incentive Plan.

(2)	Excludes 120,950 shares of restricted common stock previously issued under our 2003 Equity Incentive Plan and 2007 Equity Incentive Plan for which the restrictions have not lapsed.

ITEM 13 –	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the information in The Board of Directors section of our 2010 Proxy.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information in Proposal 2:  Ratification of Deloitte & Touche LLP as the Company’s Independent Auditors for 2010 section of our 2010 Proxy.

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
David A. Barta
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ HENRY W. KNUEPPEL	Chief Executive Officer and Director	March 2, 2010
Henry W. Knueppel	(Principal Executive Officer)

/s/ MARK J. GLIEBE	Chief Operating Officer and Director	March 2, 2010
Mark J. Gliebe	(Principal Operating Officer)

/s/ DAVID A. BARTA	Vice President, Chief Financial Officer	March 2, 2010
David A. Barta	(Principal Accounting & Financial Officer)

/s/ CHRISTOPHER L. DOERR	Director	March 2, 2010
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	March 2, 2010
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	March 2, 2010
Dean A. Foate

/s/ G. FREDERICK KASTEN, JR.	Director	March 2, 2010
G. Frederick Kasten, Jr.

/s/ RAKESH SACHDEV	Director	March 2, 2010
Rakesh Sachdev

/s/ CAROL N. SKORNICKA	Director	March 2, 2010
Carol N. Skornicka

/s/ CURTIS W. STOELTING	Director	March 2, 2010
Curtis W. Stoelting

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule
		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	27

	Consolidated Statements of Income for the fiscal years ended
	January 2, 2010, December 27, 2008 and December 29, 2007	28

	Consolidated Balance Sheets at January 2, 2010 and December 27, 2008	29

	Consolidated Statements of Shareholders’ Equity for the fiscal years ended
	January 2, 2010, December 27, 2008 and December 29, 2007	30

	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended
	January 2, 2010, December 27, 2008 and December 29, 2007	31

	Consolidated Statements of Cash Flows for the fiscal years ended
	January 2, 2010, December 27, 2008 and December 29, 2007	32

	Notes to the Consolidated Financial Statements	33

		Page(s) In
		Form 10-K
(2)	Financial Statement Schedule:
	For the fiscal years ended January 2, 2010, December 27, 2008 and December 29, 2007 Schedule II –Valuation and Qualifying Accounts	55

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	(In Thousands of Dollars)
	Balance Beginning of Year	Charged to Expenses	Deductions(a)	Adjustments(b)	Balance End of Year
Allowance for receivables:
Year ended January 2, 2010	$11,145	$2,487	$(1,875)	$909	$12,666
Year ended December 27, 2008	$10,734	$4,260	$(3,365)	$(484)	$11,145
Year ended December 29, 2007	$5,886	$1,304	$(437)	$3,981	$10,734

Allowance for product warranty reserves:
Year ended January 2, 2010	$11,022	$14,465	$(12,102)	$(87)	$13,298
Year ended December 27, 2008	$9,872	$8,268	$(7,431)	$313	$11,022
Year ended December 29, 2007	$6,300	$6,066	$(6,583)	$4,089	$9,872

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

4.6
First Amendment, dated as of August 23, 2007, to the Second Amended and Restated Credit Agreement, dated as of April 30, 2007, by and among Regal Beloit Corporation, various financial institutions and Bank of America, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.7
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.8
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007] (File No. 001-07283)]

4.9
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

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Regal Beloit Corporation.
23	Consent of Independent Auditors.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Proxy Statement of Regal Beloit Corporation for the 2010 Annual Meeting of Shareholders

[The Proxy Statement for the 2010 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.  Except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

________________________

* A management contract or compensatory plan or arrangement.