Form 10-Q
period 2010-05-11
REGAL BELOIT CORP
filed 2010-05-12
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended
April 3, 2010

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
YES ☐  NO ☒

38,500,373 Shares, Common Stock, $.01 Par Value (as of May 3, 2010)

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
•
difficulties in staffing and managing foreign operations; and other domestic and international economic and political factors unrelated to our performance, such as the current substantial weakness in economic and business conditions and the stock markets as a whole; and

•
other risks and uncertainties including but not limited to those described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K filed on March 2, 2010 and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.  The forward-looking statements included in this Form 10-Q are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  See also Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on March 2, 2010.

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	April 3, 2010	March 28, 2009

Net Sales	$507,318	$443,274

Cost of Sales	376,403	352,704

Gross Profit	130,915	90,570

Operating Expenses	68,150	62,378

Income From Operations	62,765	28,192

Interest Expense	5,061	7,119

Interest Income	641	133

Income Before Taxes & Noncontrolling Interests	58,345	21,206

Provision For Income Taxes	18,477	7,230

Net Income	39,868	13,976

Less: Net Income Attributable to Noncontrolling Interests, net of tax	2,106	1,189

Net Income Attributable to Regal Beloit Corporation	$37,762	$12,787

Earnings Per Share of Common Stock:

Basic	$1.01	$0.41

Assuming Dilution	$0.98	$0.39

Cash Dividends Declared	$0.16	$0.16

Weighted Average Number of Shares Outstanding:

Basic	37,446,007	31,457,282
Assuming Dilution	38,622,314	32,594,802

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except per Shares Outstanding, Dividends Declared and Per Share Data)

ASSETS	(Unaudited) April 3, 2010	January 2, 2010
Current Assets:
Cash and Cash Equivalents	$258,142	$262,422
Investments - Trading Securities	147,053	117,553
Trade Receivables, less Allowances of $11,244 in 2010 and $12,666 in 2009	290,812	240,721
Inventories	274,110	268,839
Prepaid Expenses and Other Current Assets	52,452	59,168
Deferred Income Tax Benefits	24,844	30,673
Total Current Assets	1,047,413	979,376

Net Property, Plant and Equipment	343,456	343,071

Goodwill	667,725	663,920
Intangible Assets, Net of Amortization	111,916	116,426
Other Noncurrent Assets	11,867	9,444
Total Assets	$2,182,377	$2,112,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$185,260	$161,902
Dividends Payable	5,997	5,981
Accrued Compensation and Employee Benefits	52,941	50,722
Other Accrued Expenses	77,909	82,076
Current Maturities of Debt	45,906	8,385
Total Current Liabilities	368,013	309,066

Long-Term Debt	425,975	468,065
Deferred Income Taxes	71,507	72,418
Hedging Obligations	32,231	31,232
Pension and other Post Retirement Benefits	39,523	39,306
Other Noncurrent Liabilities	14,580	12,082

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 37,482,909 shares issued in 2010, and 37,399,353 issued in 2009	375	374
Additional Paid-In Capital	515,532	512,282
Retained Earnings	735,530	703,765
Accumulated Other Comprehensive Loss	(35,241)	(48,597)
Total Regal Beloit Corporation Shareholders' Equity	1,216,196	1,167,824
Noncontrolling Interests	14,352	12,244
Total Equity	1,230,548	1,180,068
Total Liabilities and Equity	2,182,377	$2,112,237

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (In Thousands of Dollars, Except Per Share Data)

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641
(As Adjusted, See Note 2)

Net Income	$-	$-	$-	$12,787	$-	$1,189	$13,976
Dividends Declared ($.16 per share)	-	-	-	(5,039)	-	-	$(5,039)
Stock Options Exercised, including income tax benefit and share cancellations	1	496	-	-	-	-	$497
Stock-based Compensation	-	773	-	-	-	-	$773
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	-	-	-	-	(3,970)	1,414	$(2,556)
Hedging Activities, net of tax	-	-	-	-	27,190	-	$27,190
Pension and Post Retirement Benefits, net of tax	-	-	-	-	674	-	$674
Balance as of March 28, 2009	$324	$357,500	$(19,419)	$639,029	$(118,535)	$14,257	$873,156

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 2, 2010	$374	$512,282	$703,765	$(48,597)	$12,244	$1,180,068

Net Income	$-	$-	$37,762	$-	$2,106	$39,868
Dividends Declared ($.16 per share)	-	-	(5,997)	-	-	$(5,997)
Stock Options Exercised, including income tax benefit and share cancellations	1	1,893	-	-	-	$1,894
Stock-based Compensation	-	1,357	-	-	-	$1,357
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	-	-	-	7,424	2	$7,426
Hedging Activities, net of tax	-	-	-	5,485	-	$5,485
Pension and Post Retirement Benefits, net of tax	-	-	-	447	-	$447
Balance as of April 3, 2010	$375	$515,532	$735,530	$(35,241)	$14,352	$1,230,548

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Three Months Ended
	April 3, 2010	March 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,868	$13,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,025	15,277
Excess tax benefits from stock-based compensation	(670)	(1,675)
Gain on sale of assets, net	-	(91)
Stock-based compensation expense	1,357	773
Non-cash convertible debt deferred financing costs	-	1,063
Change in assets and liabilities	(13,215)	(10,725)
Net cash provided by operating activities	44,365	18,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,241)	(8,143)
Purchases of investment securities	(98,133)	-
Sales of investment securities	69,069	-
Business acquisitions, net of cash acquired	-	(1,500)
Sale of property, plant and equipment	-	306
Net cash used in investing activities	(40,305)	(9,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(1,661)	(8,265)
Payments of long-term debt	(46)	(56)
Net borrowings (repayments) under revolving credit facility	(2,863)	19,150
Dividends paid to shareholders	(5,981)	(5,024)
Proceeds from the exercise of stock options	1,223	512
Excess tax benefits from stock-based compensation	670	1,675
Net cash (used in) provided by financing activities	(8,658)	7,992

EFFECT OF EXCHANGE RATES ON CASH	318	(425)

Net (decrease) increase in cash and cash equivalents	(4,280)	16,828
Cash and cash equivalents at beginning of period	262,422	65,250
Cash and cash equivalents at end of period	$258,142	$82,078

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2010
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of January 2, 2010, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of April 3, 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed on March 2, 2010.

Recent accounting guidance changed the consolidation rules as they relate to variable interest entities (“VIE’s”).  The guidance changed the model related to consolidating a VIE, and defines the assessment methodology for determining VIE status.  The guidance was adopted by the Company as required at the beginning of fiscal 2010, and did not have an effect on the Company’s consolidated financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the three months ended April 3, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 1, 2011.

The Company operates on a 52/53 week fiscal year, and fiscal 2009 was a 53 week year with an additional week in the fiscal fourth quarter.

2.   OTHER FINANCIAL INFORMATION

Inventories

Cost for approximately 54% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	April 3, 2010	January 2, 2010
Raw Material and Work in Process	38%	34%
Finished Goods and Purchased Parts	62%	66%

Property, Plant and Equipment

Property, plant and equipment by major classification was as follows:

	April 3, 2010	January 2, 2010
Land and Improvements	42,754	42,034
Buildings and Improvements	128,713	127,468
Machinery and Equipment	475,651	470,130
Construction in Progress	17,605	14,144
Property, Plant and Equipment	664,723	653,776
Less: Accumulated Depreciation	(321,267)	(310,705)
Net Property, Plant and Equipment	343,456	343,071

3.   ACQUISITIONS

The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition.  In January, 2009, the Company acquired Custom Power Technology (“CPT”), a custom power electronics business located in Menomonee Falls, Wisconsin.  The purchase price and impact in our Condensed Consolidated Financial Statements was not material.

On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”) headquartered in Melbourne, Australia.  CMG manufactures and distributes fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom, and the Middle East.  The purchase price was approximately $85.9 million, including $74.7 million in cash, approximately $5.1 million in assumed liabilities and 100,000 shares of Company stock.

4.	INVESTMENTS

Investments are generally short term in duration and are classified as trading securities, which are reported at fair value with gains and losses, which were insignificant for all periods presented, included in earnings.  As of April 3, 2010 and January 2, 2010, the Company had $147.1 million and $117.6 million respectively, of trading securities recorded at fair value (Level 2) (see Note 16 of the Condensed Consolidated Financial Statements for description of the fair value hierarchy).

	April 3, 2010	January 2, 2010
Commercial Paper	$36,346	$37,473
U.S. Government Securities	4,502	4,202
Municipal Debt Securities	71,722	48,294
Asset Backed Securities	9,215	5,773
Corporate Debt Securities	25,268	21,811
Total	$147,053	$117,553

5.   COMPREHENSIVE INCOME

The Company's consolidated comprehensive income for the three months ended April 3, 2010 and March 28, 2009, respectively, was as follows (in thousands):

	Three Months Ending
	April 3, 2010	March 28, 2009
Net income	$39,868	$13,976
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	7,426	(3,970)
Changes in fair value on open hedge contracts, net of tax	4,745	9,582
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) ("AOCI"), net of tax	740	17,608
Amortization of net prior service costs and actuarial losses	447	674
Comprehensive income	$53,226	$37,870

The amount of comprehensive income attributable to noncontrolling interests was $2.1 million and $2.6 million for the three months ended April 3, 2010 and March 28, 2009, respectively.

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Loss.  The components of the ending balances of Accumulated Other Comprehensive Loss are as follows:

	April 3, 2010	January 2, 2010
Translation adjustments	$2,324	$(5,100)
Hedging activities, net of tax	(12,917)	(18,402)
Pension and post retirement benefits, net of tax	(24,648)	(25,095)
	$(35,241)	$(48,597)

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three months ended April 3, 2010 and March 28, 2009 (in thousands):

	Three Months Ending
	April 2, 2010	March 28, 2009
Beginning balance	$13,298	$11,022
Deduct: Payments	(3,445)	(2,747)
Add: Provision	3,489	1,754
Translation Adjustments	56	(76)
Ending balance	$13,398	$9,953

7.   BUSINESS SEGMENTS

The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net Sales	$50,073	$51,912	$457,245	$391,362
Income from Operations	6,425	6,286	56,340	21,906
% of Net Sales	12.8%	12.1%	12.3%	5.6%
Goodwill at end of period	$-	$530	$667,725	$667,334

8.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As required, we perform a annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

At April 3, 2010, all of the Company’s goodwill is attributable to the Electrical Segment and the Company believes that substantially all of the goodwill is deductible for tax purposes.  The following information presents changes to goodwill during the periods indicated (in thousands):

Balance as of January 2, 2010	$663,920
Translation Adjustments	3,805
Balance as of April 3, 2010	$667,725

Intangible Assets

Intangible assets consisted of the following (in thousands):

Gross Intangibles
Asset Description	Useful Life (years)	January 2, 2010	Net Acquisitions and Fair Value Adjustments	Translation Adjustments	April 3, 2010
Non-Compete Agreements	5	$6,348		$1	$6,349
Trademarks	3 - 21	21,200		29	21,229
Patents	10	15,410		-	15,410
Engineering Drawings	10	1,200		-	1,200
Customer Relationships	9 - 15	98,064		(265)	97,799
Technology	6 - 11	33,183		149	33,332
Total Gross Intangibles		$175,405	$-	$(86)	$175,319

Accumulated Amortization
Asset Description	Useful Life (years)	January 2, 2010	Amortization	Translation Adjustments	April 3, 2010
Non-Compete Agreements	5	$(4,997)	$(196)	$(2)	$(5,195)
Trademarks	3 - 21	(7,658)	(297)	(1)	(7,956)
Patents	10	(7,732)	(386)	-	(8,118)
Engineering Drawings	10	(607)	(30)	-	(637)
Customer Relationships	9 - 15	(29,325)	(2,496)	40	(31,781)
Technology	6 - 11	(8,660)	(1,013)	(43)	(9,716)
Total Accumulated Amortization		$(58,979)	$(4,418)	$(6)	$(63,403)

Intangible Assets, Net of Amortization		$116,426			$111,916

Estimated Amortization (in millions)
2010	2011	2012	2013	2014
$15.3	$14.7	$14.6	$14.4	$12.5

Amortization expense recorded for the three months ended April 3, 2010 and March 28, 2009 was $4.4 million and $4.2 million, respectively.

9.  DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of April 3, 2010 and January 2, 2010 was as follows (in thousands):

	April 3, 2010	January 2, 2010
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	-	2,863
Convertible Notes	39,198	39,198
Other	17,683	19,389
	471,881	476,450
Less: Current maturities	(45,906)	(8,385)
Non-current portion	$425,975	$468,065

At April 3, 2010, the Company has $250.0 million of Senior Notes (the “Notes”) outstanding.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Company also has a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million.  The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At April 3, 2010, the interest rate of 1.2% was based on a margin over LIBOR.

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

The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of April 3, 2010.

The Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 15 of Notes to Condensed Consolidated Financial Statements.)

As of April 3, 2010, the Company’s Convertible Notes are convertible as the closing price of the Company’s common stock exceeded the contingent conversion share price for the specified amount of time.  As a result, bondholders that exercise their right to convert the notes will receive up to the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of the Company’s common stock or cash, at the Company’s discretion.  During the first quarter of 2010, several bondholders exercised their conversion right for a total of $38.7 million of Convertible Notes.  This settlement occurred subsequent to quarter end with the par value of $38.7 million paid in cash, and 906,736 shares of common stock issued for the conversion premium.  The entire balance of $39.2 million is included in Current Maturities of Debt at April 3, 2010.  (See also Note 17 of Notes to Condensed Consolidated financial Statements.)

The estimated fair value of the Convertible Notes at April 3, 2010 was approximately $91.9 million and the carrying value was $39.2 million.  The estimated fair value was determined using Level 2 inputs as described in Note 16 of Notes to the Condensed Consolidated Financial Statement.

At April 3, 2010, additional notes payable of approximately $17.7 million were outstanding with a weighted average interest rate of 4.1%.

10. PENSION PLANS

The Company’s net periodic defined benefit pension cost is comprised of the following components (in thousands):
	Three Months Ending
	April 3, 2010	March 28, 2009
Service cost	$586	$578
Interest cost	1,734	1,592
Expected return on plan assets	(1,566)	(1,414)
Amortization of prior service cost	47	49
Amortization of net actuarial loss	565	188
Net periodic benefit expense	$1,366	$993

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the 2010 fiscal year is $2.2 million and $0.2 million, respectively.

In the first quarter of 2010 and 2009, the Company contributed $0.5 million and $0.3 million to defined benefit pension plans, respectively.  The Company expects to contribute an additional $1.0 million, for total contributions of $1.5 million in 2010.  The Company contributed a total of $10.1 million in 2009.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2009 Annual Report on Form 10-K filed on March 2, 2010.

11. SHAREHOLDERS’ EQUITY

The Company recognized approximately $1.4 million and $0.8 million in share-based compensation expense for the three month period ended April 3, 2010 and March 28, 2009, respectively.  The total excess income tax benefit recognized relating to share-based compensation for the three months ended April 3, 2010 and March 28, 2009 was approximately $0.7 million and $1.7 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award recipient.  As of April 3, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $12.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

The Company was authorized as of April 3, 2010 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 2.0 million shares were available for future grant or payment under the various plans at April 3, 2010.

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

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

A summary of share-based awards (options and SARs) as of April 3, 2010 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,504,125	39.65	7.1	$29.9
Exercisable	596,425

Restricted Stock

As of April 3, 2010, the Company had 100,450 shares of restricted stock outstanding with a weighted average grant date fair value of $43.00 and a weighted average life of 1.8 years.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant.  In the first three months of 2010 there were 21,000 shares of restricted stock vested.

12. INCOME TAXES

The effective tax rate for the three months ended April 3, 2010 was 31.7% versus 34.1% in the prior year period.  The decrease in the effective rate is driven by changes in the global distribution of income.

As of April 3, 2010 and January 2, 2010, the Company had approximately $6.6 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

 The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Federal tax returns from 2006 through 2009 and various state tax returns remain subject to income tax examinations by tax authorities.

13. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income attributable to Regal Beloit Corporation.  The denominator is computed as follows (in thousands):

	Three Months Ending
	April 3, 2010	March 28, 2009
Denominator for basic EPS - weighted average	37,446	31,457
Effect of dilutive securities	1,176	1,138
Denominator for diluted EPS	38,622	32,595

The “Effect of dilutive securities” represents the dilution impact of equity awards and the Convertible Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The dilutive effect of the Convertible Notes was approximately 0.8 million shares and 0.9 million shares for the three months ended April 3, 2010 and March 28, 2009, respectively.

Options for common shares where the exercise price was above the market price at April 3, 2010, and March 28, 2009 totaling approximately zero and 1.0 million shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

14.CONTINGENCIES

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

The Company must recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments.  There were no significant collateral deposits on derivative financial instruments as of April 3, 2010.

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

At April 3, 2010, the Company had an additional $0.9 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.  At March 28, 2009, the Company had an additional ($14.8) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.

As of April 3, 2010, the Company had outstanding the following commodity forward contracts (with maturities extending through February 2011) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$30.8
Aluminum	1.6
Zinc	0.4
Natural Gas	0.5
Heating Oil	0.2

As of April 3, 2010, the Company had outstanding the following currency forward contracts (with maturities extending through December 2011) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$77.3
Indian Rupee	37.6
Thai Baht	4.9
Chinese Renminbi	13.5
Australian Dollar	3.2

As of April 3, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments as of April 3, 2010 and January 2, 2010 were (in millions):

	April 3, 2010
	Prepaid Expenses	Other Noncurrent Assets	Accrued Expenses	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$-	$-	$-	$32.2
Foreign exchange contracts	2.3	3.1	1.4	-
Commodity contracts	6.7	-	0.1	-

Not designated as hedging instruments:
Foreign exchange contracts	0.2	-	-	-
Commodity contracts	0.1	-	-	-
Total Derivatives:	$9.3	$3.1	$1.5	$32.2

	January 2, 2010
	Prepaid Expenses	Other Noncurrent Assets	Accrued Expenses	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$-	$-	$-	$31.2
Foreign exchange contracts	-	1.1	5.5	-
Commodity contracts	3.5	-	-	-

Not designated as hedging instruments:
Foreign exchange contracts	0.2	-	-	-
Commodity contracts	0.9	-	-	-
Total Derivatives:	$4.6	$1.1	$5.5	$31.2

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three months ended April 3, 2010 and March 28, 2009, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments
	Three Months Ended April 3, 2010				Three Months Ended March 28, 2009
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$4.0	$7.9	$(4.2)	$7.7	$40.4	$(1.6)	$5.1	$43.9
Amounts reclassified from other comprehensive income (loss) were:
Loss recognized in Net Sales	-	(0.1)	-	$(0.1)	-	-	-	$-
Gain (Loss) recognized in Cost of Sales	3.3	(1.2)	-	$2.1	(22.1)	(2.4)	-	$(24.5)
Loss recognized in Operating Expenses	-	-	-	$-	-	(1.7)	-	$(1.7)
Loss recognized in Interest Expense	-	-	(3.2)	$(3.2)	-	-	(2.2)	$(2.2)

The ineffective portion of hedging instruments recognized during the three months ended April 3, 2010 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended April 3, 2010	Three Months Ended March 28, 2009
	Commodity Forwards	Commodity Forwards	Currency Forwards	Total
Gain (Loss) recognized in Cost of Sales	$(0.1)	$4.5	$(0.6)	$3.9
Loss recognized in Operating Expenses	$-	$-	$(0.5)	$(0.5)

The net AOCI balance of ($12.9) million loss at April 3, 2010 includes ($2.7) million of net current deferred losses expected to be realized in the next twelve months.

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 3, 2010 and January 2, 2010 (in millions):

Assets:	April 3, 2010	January 2, 2010
Investments	$147.1	117.6	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.5	0.2	(Level 2)
Derivative Commodity Contracts	$6.7	4.4	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	$3.1	1.1	(Level 2)
Liabilities:
Accrued Expenses:
Derivative Currency Contracts	$1.4	5.5	(Level 2)
Derivative Commodity Contracts	0.1	-	(Level 2)
Hedging Obligations – Long Term:
Interest Rate Swap	$32.2	31.2	(Level 2)

17. SUBSEQUENT EVENTS

As of April 3, 2010, several holders of the Company’s convertible senior subordinated debt exercised their conversion right.  The conversion notice for an additional $38.7 million was received prior to quarter end, however, this settlement occurred subsequent to quarter end.  The Company paid cash to redeem the par value of the debt and has elected to pay the conversion premium in shares of common stock.  The conversion premium for the $38.7 million of redemptions settled totaled 906,736 shares of Company stock.  The current diluted EPS calculation includes an amount estimated for the dilutive effect of the Convertible Notes as disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.

On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”) headquartered in Melbourne, Australia.  CMG manufactures and distributes fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom, and the Middle East.  The purchase price was approximately $85.9 million, including $74.7 million in cash, approximately $5.1 million in assumed liabilities and 100,000 shares of Company stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

The global macro economic environment has continued to improve in the first quarter of 2010.  Sales of high efficiency products, particularly for HVAC and commercial refrigeration end markets, which are supported by the net economic impact to the end user and, in certain cases, are supported by tax credits and other subsidies continued to show strong growth rates.  During the first quarter, we also benefited from the absorption benefits of higher production volumes and we continued to reduce manufacturing and operating expenses to improve our profitability.

Net sales for the three months ended April 3, 2010 increased 14.4% to $507.3 million from $443.3 million in the comparable period of 2009.

Net income attributable to Regal Beloit Corporation increased 195.3% to $37.8 million for the three months ended April 3, 2010 as compared to $12.8 million in the comparable period last year.  Diluted earnings per share increased 151.3% to $0.98 for the three months ended April 3, 2010 as compared to $0.39 for the comparable period of 2009.

RESULTS OF OPERATIONS

NET SALES	(In millions)
	Three Months Ended
	April 3, 2010	March 28, 2009
Net Sales	$507.3	$443.3
Sales growth rate	14.4%	(17.4%)

Net Sales by Segment:
Electrical segment	$457.2	$391.4
Sales growth rate	16.8%	(17.4%)
Mechanical segment	$50.1	$51.9
Sales growth rate	(3.5%)	(17.0%)

2010 versus 2009

Worldwide sales for the three months ended April 3, 2010 were $507.3 million, a 14.4% increase over the $443.3 million reported for the three months ended March 28, 2009.

In the Electrical segment sales increased 16.8% with sales for the residential HVAC motor business impacted by the higher efficiency product mix, and low prior year comparables resulting in a 32.9% increase during 2010 as compared to the first quarter 2009.

Driven by improving end markets, commercial and industrial motor sales in North America for the three months ended April 3, 2010 increased 9.8% over sales for the three months ended March 28, 2009.  Global generator sales however, decreased 9.3% for the three months ended April 3, 2010 as compared to the prior year.

Sales in the Mechanical segment decreased 3.5% from the prior year period as a result of the slower recovery in later cycle industrial products.

From a geographic perspective, Asia-based sales increased 27.3% as compared to 2009.  In total, sales to regions outside of the United States were 27.1% of total sales for the three months ended April 3, 2010 as compared to 26.7% in 2009.  The impact of foreign currency exchange rates increased total sales by 1.6% for the three months ended April 3, 2010 as compared to the prior year period.  Sales of high efficiency products were 17.7% of total sales in the three months ended April 3, 2010 versus 12.9% in the prior year period.

2009 versus 2008

Worldwide sales for the three months ended March 28, 2009 were $443.3 million, a 17.4% decrease over the $536.3 million reported for the three months ended March 29, 2008.  First quarter 2009 sales included $29.7 million of incremental sales from the businesses acquired in 2008 and the CPT acquisition in January 2009.

In the Electrical segment, sales decreased 17.4% including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales were down 23.7%. Sales for the residential HVAC motor business were negatively impacted by the economic slowdown and decreased 22.0% versus 2008.  Sales of commercial and industrial motors in North America decreased approximately 23.0% for the first quarter of 2009, while sales of power generation products decreased 12.0% for the same period.

Sales in the Mechanical segment decreased 17.0% from the prior year period.

From a geographic perspective, Asia-based sales decreased 24.2% as compared to 2008.  In total, sales to regions outside of the United States were 26.7% of total sales for 2009 in comparison to 25.6% for 2008.  Sales of high efficiency product were 12.9% of total sales in the three months ended March 28, 2009 versus 12.2% in the prior year.

GROSS PROFIT	(In thousands)
	Three Months Ended
	April 3, 2010	March 28, 2009
Gross Profit	$130,915	$90,570
Gross profit percentage	25.8%	20.4%

Gross Profit by Segment:
Electrical segment	$117,050	$76,643
Gross profit percentage	25.6%	19.6%
Mechanical segment	$13,865	$13,927
Gross profit percentage	27.7%	26.9%

2010 versus 2009

The gross profit margin for the three months ended April 3, 2010 was 25.8% as compared to 20.4% reported for 2009.  The gross profit margin for the Electrical segment was 25.6% for the three months ended April 3, 2010 versus 19.6% in the prior year.  Electrical segment margins improved due to a mix change toward higher efficiency products, cost reduction efforts, including the benefit from recent plant consolidations, and the absorption benefits of higher production volumes.  The Mechanical segment gross margin was 27.7% for the three months ended April 3, 2010 versus 26.9% in the prior year.  The Mechanical segment gross margin improvements were driven primarily by cost reduction efforts.

2009 versus 2008

The gross profit margin for the three months ended March 28, 2009 was 20.4% as compared to the 22.8% reported for 2008. Higher material costs had a significant impact on 2008 partially offset by the contribution from new products, productivity efforts, pricing actions, and product mix.  The raw material cost increases resulted primarily from increases in the cost of copper and steel.  The gross profit margin for the Electrical segment reflected these impacts and decreased to 19.6% from 21.9% in 2008. Mechanical segment gross profit margin decreased to 26.9% in 2009 from 29.1% in the prior year.

OPERATING EXPENSES	(In thousands)
	Three Months Ended
	April 3, 2010	March 28, 2009
Operating Expenses	$68,150	$62,378
As a percentage of net sales	13.4%	14.1%

Operating Expenses by Segment:
Electrical segment	$60,710	$54,737
As a percentage of net sales	13.3%	14.0%
Mechanical segment	$7,440	$7,641
As a percentage of net sales	14.9%	14.8%

2010 versus 2009

Operating expenses were $68.2 million (13.4% of net sales) in the three months ended April 3, 2010 versus $62.4 million (14.1% of net sales) in 2009.  Higher sales volumes increased variable costs, and incremental spending on acquisition related costs raised operating costs in 2010.  Electrical segment operating expenses were 13.3% of net sales for the three months ended April 3, 2010 versus 14.0% in the prior year.   Mechanical segment operating expenses were 14.9% of net sales in 2010 and 14.8% in 2009.

2009 versus 2008

Operating expenses were $62.4 million (14.1% of net sales) in the three months ended March 28, 2009 versus $64.5 million (12.0% of sales) in 2007. Electrical segment operating expenses were 14.0% of sales in 2009 and 11.9% of sales in 2008.  Mechanical operating expenses as a percent of sales increased to 14.8% from 13.0% in 2008.

INCOME FROM OPERATIONS	(In thousands)
	Three Months Ended
	April 3, 2010	March 28, 2009
Income from Operations	$62,765	$28,192
As a percentage of net sales	12.4%	6.4%

Income from Operations by Segment:
Electrical segment	$56,340	$21,906
As a percentage of net sales	12.3%	5.6%
Mechanical segment	$6,425	$6,286
As a percentage of net sales	12.8%	12.1%

2010 versus 2009

Income from operations was $62.8 million for the three months ended April 3, 2010 and $28.2 million in the prior year.  As a percentage of sales, income from operations was 12.4% in 2010 versus 6.4% in 2009.  Income from operations improved, driven by a mix toward higher efficiency products, cost reduction efforts, including the benefit from recent plant consolidations, and the absorption benefits of higher production volumes.  Electrical segment income from operations was 12.3% of net sales in 2010 versus 5.6% in 2009.  The Mechanical segment income from operations was 12.8% of net sales for 2010 versus 12.1% of net sales in 2009.

2009 versus 2008

Income from operations was $28.2 million versus $57.6 million in the comparable period of 2008.  As a percent of sales, income from operations was 6.4% for the three months ended March 28, 2009 versus 10.7% in the comparable period of 2007.  As a percent of sales, Electrical segment operating income decreased to 5.6% in 2009 from 10.0% in 2008. This decrease reflected lower operating profit margins from the acquired businesses, and significantly increased raw material costs partially offset by contributions from new products, pricing actions, and productivity. As a percent of sales, Mechanical segment operating income decreased to 12.1% in 2009 from 16.1% in 2008.

INTEREST EXPENSE, NET	(In thousands)
	Three Months Ended
	April 3, 2010	March 28, 2009
Interest Expense, Net	$4,420	$6,986
Quarter End Weighted Average Interest Rate	3.7%	3.4%

2010 versus 2009

Net interest expense for the three months ended April 3, 2010 was $4.4 million versus $7.0 million for the three months ended March 28, 2009.  During 2010, the Company’s net interest expense decreased driven by lower average amounts of debt outstanding, a $1.1 million decrease in non-cash convertible debt financing expense, and higher interest income.

2009 versus 2008

Net interest expense was $7.0 million versus $8.0 million in the comparable period of 2008.  The decrease is driven by lower interest rates in 2009 versus the comparable period of 2008.

PROVISION FOR INCOME TAXES	(In thousands)
	Three Months Ended
	April 3, 2010	March 28, 2009
Income Taxes	$18,477	$7,230
Effective Tax Rate	31.7%	34.1%

2010 versus 2009

The effective tax rate for the three months ended April 3, 2010 was 31.7% compared to 34.1% in the prior year period.  The decrease in the effective tax rate is driven by changes in the global distribution of income.

2009 versus 2008

The effective tax rate for the three months ended March 28, 2009 was 34.1% versus 35.4% in the prior year period.  The decrease in the effective tax rate results from the global distribution of income.

NET INCOME ATTRIBUTABLE TO REGAL BELOIT CORPORATION AND EARNINGS PER SHARE
	(In millions, except per share data)
	Three Months Ended
	April 3, 2010	March 28, 2009
Net Income Attributable to Regal Beloit Corporation	$37.8	$12.8
Fully Diluted Earnings per Share	$0.98	$0.39
Average Number of Diluted Shares	38.6	32.6

2010 versus 2009

Net Income Attributable to Regal Beloit Corporation for the three months ended April 3, 2010 was $37.8 million, an increase of 195.3% versus the $12.8 million reported in 2009.  Fully diluted earnings per share was $0.98 as compared to $0.39 reported for the three months ended March 28, 2009.  The average number of diluted shares was 38,622,314 during the three months ended April 3, 2010 as compared to 32,594,802 during the three months ended March 28, 2009.

2009 versus 2008

Net Income Attributable to Regal Beloit Corporation for the three months ended March 28, 2009 was $12.8 million, a decrease of 59.3% versus the $31.4 million reported in the comparable period of 2008.  Fully diluted earnings per share was $0.39 as compared to $0.95 per share reported in 2008.  The average number of diluted shares was 32,594,802 during the three months ended March 28, 2009 as compared to 33,117,034 during the comparable period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flow which we target to equal or exceed our net income.  In addition to operating income, other significant factors affecting our liquidity management include: working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long-term capital at acceptable terms.

Distress and volatility in financial markets has created increased levels of uncertainty regarding available debt and equity capital.  We have assessed our liquidity and continue to monitor the impact of the broader volatility on our business including vendors and customers.  We have determined that there has not been a significant impact on our financial position, results of operations, or liquidity as of April 3, 2010.

Our working capital was $679.4 million at April 3, 2010, an increase of 1.4% from $670.3 million at year-end 2009.  At April 3, 2010 our current ratio, the ratio of our current assets to current liabilities, was 2.8:1 versus 3.2:1 at the previous year-end.  The decrease in our current ratio is driven by the reclassification of our Convertible Notes from Long-Term Debt to Current Maturities of Debt due to the exercise of conversion rights by bondholders (See also Note 9 of Notes to Condensed Consolidated Financial Statements).

Cash flow provided by operating activities (“operating cash flow”) was $44.4 million in 2010, a $25.8 million increase from 2009.   The increase was driven by a $25.9 million increase in net income.

Cash flow used in investing activities was ($40.3) million in 2010, $31.0 million more than in 2009 driven by the net purchase of investment securities of $29.1 million. Capital spending increased to $11.2 million in 2010 from $8.1 million a year earlier.

Cash flow used in financing activities was ($8.7) million in 2010 compared to cash flow provided of $8.0 million in 2009.  The $16.7 million change is driven by the repayment of $4.6 million in total debt in 2010 versus the net borrowing of $10.8 million in the comparable period of 2009.

At April 3, 2010, the Company had $250.0 million of Senior notes (“the Notes”) outstanding.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, deprecation, and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Company’s $500.0 million revolving credit facility, (“the Facility”)  permits the Company to borrow at interest rates  based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt (total debt excluding convertible debt) to EBITDA, as defined in the Facility.  These interest rates also vary as LIBOR varies.  We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA.

The Company has entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At April 3, 2010, the interest rate of 1.2% was based on a margin over LIBOR.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of April 3, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed on March 2, 2010.  Updated information on the Company’s use of derivative financial instruments is contained in Note 15 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At April 3, 2010, net of interest rate swaps, we had $300.4 million of fixed rate debt and $171.5 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at April 3, 2010, would result in a change in after-tax annualized earnings of approximately $0.1 million.

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

ITEM 1A.  RISK FACTORS

The business and financial results of the Company are subject to numerous risks and uncertainties.  The risks and uncertainties have not changed materially from those reported in Item 1A in the 2009 Annual Report on Form 10-K filed on March 2, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended April 3, 2010.

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Program
January 3, 2010 to February 6, 2010	346	$50.88	-	2,115,900

February 7, 2010 to March 6, 2010	1,712	56.60	-	2,115,900

March 7, 2010 to April 3, 2010	221	59.59	-	2,115,900

Total	2,279		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended April 3, 2010, there were 2,279 shares acquired in connection with equity incentive plans.

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
Date: May 11, 2010

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