Form 10-Q
period 2010-08-06
REGAL BELOIT CORP
filed 2010-08-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended
July 3, 2010

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
YES ☐  NO ☒

38,564,320 Shares, Common Stock, $.01 Par Value (as of July 30, 2010)
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

PART I - FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands of Dollars, Except Shares Outstanding, Dividends Declared and Per Share Data)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net Sales	$584,181	$454,550	$1,091,499	$897,824
Cost of Sales	440,677	359,928	817,080	712,632
Gross Profit	143,504	94,622	274,419	185,192
Operating Expenses	76,705	65,155	144,855	127,533
Income From Operations	66,799	29,467	129,564	57,659
Interest Expense	4,480	5,501	9,541	12,620
Interest Income	514	377	1,155	510
Income Before Taxes & Noncontrolling Interests	62,833	24,343	121,178	45,549
Provision For Income Taxes	20,058	6,822	38,535	14,052
Net Income	42,775	17,521	82,643	31,497
Less: Net Income Attributable to Noncontrolling Interests, net of tax	1,055	1,069	3,161	2,258
Net Income Attributable to Regal Beloit Corporation	$41,720	$16,452	$79,482	$29,239
Earnings Per Share of Common Stock:
Basic	$1.09	$0.49	$2.10	$0.90
Assuming Dilution	$1.07	$0.47	$2.05	$0.86
Cash Dividends Declared	$0.17	$0.16	$0.33	$0.32
Weighted Average Number of Shares Outstanding:
Basic	38,310,371	33,256,281	37,878,189	32,356,782
Assuming Dilution	38,954,418	35,105,383	38,796,187	33,850,093

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except per Shares Outstanding, Dividends Declared and Per Share Data)

ASSETS	(Unaudited) July 3, 2010	January 2, 2010
Current Assets:
Cash and Cash Equivalents	$152,502	$262,422
Investments - Trading Securities	174,577	117,553
Trade Receivables, less Allowances of $11,031 in 2010 and $12,666 in 2009	337,084	240,721
Inventories	308,324	268,839
Prepaid Expenses and Other Current Assets	56,161	59,168
Deferred Income Tax Benefits	35,764	30,673
Total Current Assets	1,064,412	979,376

Net Property, Plant and Equipment	352,981	343,071

Goodwill	686,348	663,920
Intangible Assets, Net of Amortization	116,224	116,426
Other Noncurrent Assets	6,423	9,444
Total Assets	$2,226,388	$2,112,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$223,242	$161,902
Dividends Payable	6,556	5,981
Accrued Compensation and Employee Benefits	60,884	50,722
Other Accrued Expenses	90,078	82,076
Current Maturities of Debt	1,515	8,385
Total Current Liabilities	382,275	309,066

Long-Term Debt	426,578	468,065
Deferred Income Taxes	67,645	72,418
Hedging Obligations	43,194	31,232
Pension and other Post Retirement Benefits	39,848	39,306
Other Noncurrent Liabilities	14,195	12,082

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 38,561,952 shares issued in 2010, and 37,399,353 issued in 2009	386	374
Additional Paid-In Capital	530,694	512,282
Retained Earnings	770,694	703,765
Accumulated Other Comprehensive Loss	(66,350)	(48,597)
Total Regal Beloit Corporation Shareholders' Equity	1,235,424	1,167,824
Noncontrolling Interests	17,229	12,244
Total Equity	1,252,653	1,180,068
Total Liabilities and Equity	2,226,388	$2,112,237

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (In Thousands of Dollars, Except Per Share Data)

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641
Net Income	-	-	-	29,239	-	2,258	$31,497
Dividends Declared ($.32 per share)	-	-	-	(10,769)	-	-	$(10,769)
Issuance of 4,312,500 shares of Common Stock	43	150,507	-	-	-	-	$150,550
Stock Options Exercised, including income tax benefit and share cancellations	1	662	-	-	-	-	$663
Stock-based Compensation	-	1,959	-	-	-	-	$1,959
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	-	-	-	-	5,654	1,410	$7,064
Hedging Activities, net of tax	-	-	-	-	61,052	-	$61,052
Pension and Post Retirement Benefits, net of tax	-	-	-	-	774	-	$774
Balance as of June 27, 2009	$367	$509,359	$(19,419)	$649,751	$(74,949)	$15,322	$1,080,431

	Regal Beloit Corporation Shareholders' Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 2, 2010	$374	$512,282	$703,765	$(48,597)	$12,244	$1,180,068
Net Income	-	-	79,482	-	3,161	82,643
Dividends Declared ($.33 per share)	-	-	(12,553)	-	-	$(12,553)
Issuance of 100,000 shares of Common Stock for Acquisition	1	6,106	-	-	-	$6,107
Issuance of Common Stock for Conversion premium on Convertible Debt redemption	9	(9)	-	-	-	$-
Reversal of Unrecognized Tax Benefits Related to Convertible Debt	-	6,119	-	-	-	$6,119
Noncontrolling Interests of Acquisitions	-	-	-	-	1,836	$1,836
Stock Options Exercised, including income tax benefit and share cancellations	2	3,131	-	-	-	$3,133
Stock-based Compensation	-	3,065	-	-	-	$3,065
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	-	-	-	(7,523)	(12)	$(7,535)
Hedging Activities, net of tax	-	-	-	(11,041)	-	$(11,041)
Pension and Post Retirement Benefits, net of tax	-	-	-	811	-	$811
Balance as of July 3, 2010	$386	$530,694	$770,694	$(66,350)	$17,229	$1,252,653

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

	Six Months Ended
	July 3, 2010	June 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,643	$31,497
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	35,899	33,793
Excess tax benefits from stock-based compensation	(1,411)	(1,767)
Loss (gain) on disposition of property, net	1,368	(91)
Stock-based compensation expense	3,065	1,959
Non-cash convertible debt deferred financing costs	-	1,063
Change in assets and liabilities	(21,837)	59,031
Net cash provided by operating activities	99,727	125,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(18,232)	(18,614)
Purchases of investment securities	(187,877)	-
Sales of investment securities	131,529	-
Business acquisitions, net of cash acquired	(75,863)	(1,500)
Sale of property, plant and equipment	67	306
Net cash used in investing activities	(150,376)	(19,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	-	150,550
Repayments of convertible debt	(38,728)	-
Net repayments of short-term borrowings	(8,733)	(10,295)
Payments of long-term debt	(103)	(108)
Net repayments under revolving credit facility	(2,863)	(13,207)
Dividends paid to shareholders	(11,978)	(10,063)
Proceeds from the exercise of stock options	2,989	631
Excess tax benefits from stock-based compensation	1,411	1,767
Net cash (used in) provided by financing activities	(58,005)	119,275

EFFECT OF EXCHANGE RATES ON CASH	(1,266)	347

Net (decrease) increase in cash and cash equivalents	(109,920)	225,299
Cash and cash equivalents at beginning of period	262,422	65,250
Cash and cash equivalents at end of period	$152,502	$290,549

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2010
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet as of January 2, 2010, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of July 3, 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made.  Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  Operating results for the three and six months ended July 3, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 1, 2011.

The Company operates on a 52/53 week fiscal year, and fiscal 2009 was a 53 week year with an additional week in the fiscal fourth quarter.

2.   OTHER FINANCIAL INFORMATION

Inventories

Cost for approximately 47% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method.  The approximate percentage distribution between major classes of inventories was as follows:

	July 3, 2010	January 2, 2010
Raw Material and Work in Process	36%	34%
Finished Goods and Purchased Parts	64%	66%

Property, Plant and Equipment

Property, plant and equipment by major classification was as follows:

	July 3, 2010	January 2, 2010
Land and Improvements	43,538	42,034
Buildings and Improvements	127,932	127,468
Machinery and Equipment	496,658	470,130
Construction in Progress	16,767	14,144
Property, Plant and Equipment	684,895	653,776
Less: Accumulated Depreciation	(331,914)	(310,705)
Net Property, Plant and Equipment	352,981	343,071

3.   ACQUISITIONS

The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition.

On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”) headquartered in Melbourne, Australia.  CMG manufactures and distributes fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom, and the Middle East.  The purchase price was approximately $83.5 million, including $74.7 million in cash, approximately $2.7 million in assumed liabilities and 100,000 shares of Company stock with a fair market value of $6.1 million.  CMG has operations in both the Mechanical and Electrical segments.

Purchase price allocations for the CMG acquisition included adjustments for intangible assets, property and other working capital adjustments.  The excess of purchase price over fair value was assigned to goodwill.

4.	INVESTMENTS

Investments are generally short term in duration and are classified as trading securities, which are reported at fair value with gains and losses, which were insignificant for all periods presented, included in earnings.  As of July 3, 2010 and January 2, 2010, the Company had $174.6 million and $117.6 million respectively, of trading securities recorded at fair value (Level 2) (see Note 16 of the Condensed Consolidated Financial Statements for description of the fair value hierarchy).

	July 3, 2010	January 2, 2010
Commercial Paper	$34,079	$37,473
U.S. Government Securities	13,274	4,202
Municipal Debt Securities	101,050	48,294
Asset Backed Securities	6,207	5,773
Corporate Debt Securities	19,967	21,811
Total	$174,577	$117,553

5.   COMPREHENSIVE INCOME

The Company's consolidated comprehensive income for the three and six months ended July 3, 2010 and June 27, 2009, respectively, was as follows (in thousands):
	Three Months Ending		Six Months Ending
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income	$42,775	$17,521	$82,643	$31,497
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	(14,961)	9,620	(7,535)	7,064
Changes in fair value on open hedge contracts, net of tax	(17,180)	16,357	(12,435)	25,939
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) ("AOCI"), net of tax	654	17,505	1,394	35,113
Amortization of net prior service costs and actuarial losses	364	100	811	774
Comprehensive income	$11,652	$61,103	$64,878	$100,387

The amount of comprehensive income attributable to noncontrolling interests was $1.1 million and $3.2 million for the three and six months ended July 3, 2010, respectively.  The amount of comprehensive income attributable to noncontrolling interests was $1.1 million and $3.7 million for the three and six months ended and June 27, 2009.

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Loss.  The components of the ending balances of Accumulated Other Comprehensive Loss are as follows:

	July 3, 2010	January 2, 2010
Translation adjustments	$(12,623)	$(5,100)
Hedging activities, net of tax	(29,443)	(18,402)
Pension and post retirement benefits, net of tax	(24,284)	(25,095)
	$(66,350)	$(48,597)

6.   WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale.  The amount recognized is based on historical experience.  The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended July 3, 2010 and June 27, 2009 (in thousands):

	Three Months Ending		Six Months Ending
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Beginning balance	$13,398	$9,953	$13,298	$11,022
Deduct: Payments	(3,438)	(2,572)	(6,883)	(5,319)
Add: Provision	3,148	3,179	6,637	4,933
Translation Adjustments	(22)	90	34	14
Ending balance	$13,086	$10,650	$13,086	$10,650

7.   BUSINESS SEGMENTS

The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment		Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending		Six Months Ending		Six Months Ending
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net Sales	$61,391	$47,306	$522,790	$407,244	$111,464	$99,218	$980,035	$798,606
Income from Operations	7,964	4,128	58,835	25,339	14,384	10,415	115,180	47,244
% of Net Sales	13.0%	8.7%	11.3%	6.2%	12.9%	10.5%	11.8%	5.9%
Goodwill at end of period	$8,855	$530	$677,493	$670,847	$8,855	$530	$677,493	$670,847

8.   GOODWILL AND OTHER INTANGIBLES

Goodwill

As required, we perform an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

At July 3, 2010, all of the Company’s goodwill is attributable to the Electrical Segment and the Company believes that substantially all of the goodwill is deductible for tax purposes.  The following information presents changes to goodwill during the periods indicated (in thousands):

Balance as of January 2, 2010	$663,920
Acquisitions	23,869
Translation Adjustments	(1,441)
Balance as of July 3, 2010	$686,348

Balance as of December 27, 2008	$672,475
Acquisitions and Valuation Adjustments	1,142
Translation Adjustments	(2,240)
Balance as of June 27, 2009	$671,377

Intangible Assets

Intangible assets consisted of the following (in thousands):

	July 3, 2010		June 27, 2009
	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	$104,396	$(34,498)	$95,002	$(23,409)
Technology	33,452	(10,739)	32,825	(6,520)
Trademarks	23,586	(8,374)	20,424	(6,813)
Patents & Engineering Drawings	16,610	(9,169)	16,610	(7,508)
Non-Compete Agreements	6,372	(5,412)	6,345	(4,392)
	$184,416	$(68,192)	$171,206	$(48,642)
Net Values		$116,224		$122,564

Estimated Amortization (in millions)

2011	2012	2013	2014	2015
$17.2	$17.0	$16.8	$15.5	$8.2

Amortization expense recorded for the three and six months ended July 3, 2010 was $5.1 million and $9.5 million, respectively.   Amortization expense for the three and six months ended June 27, 2009 was $5.1 million and $9.3 million, respectively.

9.   DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of July 3, 2010 and January 2, 2010 was as follows (in thousands):

	July 3, 2010	January 2, 2010
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	-	2,863
Convertible Notes	470	39,198
Other	12,623	19,389
	428,093	476,450
Less: Current maturities	(1,515)	(8,385)
Non-current portion	$426,578	$468,065

At July 3, 2010, the Company has $250.0 million of Senior Notes (the “Notes”) outstanding.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies.  The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

The Company also has a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million.  The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At July 3, 2010, the interest rate of 1.3% was based on a margin over LIBOR.

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

The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests.  The Company was in compliance with all debt covenants as of July 3, 2010.

The Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.  (See also Note 15 of Notes to Condensed Consolidated Financial Statements.)

As of July 3, 2010, the Company has only $0.5 million of Convertible Notes that remain outstanding.  The Company exercised its right to call these remaining bonds, which resulted in bondholders exercising their conversion right.  As a result, bondholders will receive the principal amount of the notes in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of the Company’s common stock or cash, at the Company’s discretion.  During the first six months of 2010, several bondholders exercised their conversion right for a total of $38.7 million of Convertible Notes.  The par value of $38.7 million was paid in cash, and 906,736 shares of common stock were issued for the conversion premium.

The estimated fair value of the Convertible Notes at July 3, 2010 was approximately $1.0 million and the carrying value was $0.5 million.  The estimated fair value was determined using Level 2 inputs as described in Note 16 of Notes to the Condensed Consolidated Financial Statement.

At July 3, 2010, additional notes payable of approximately $12.6 million were outstanding with a weighted average interest rate of 4.7%.

10.  PENSION PLANS

The Company’s net periodic defined benefit pension cost is comprised of the following components (in thousands):

	Three Months Ending		Six Months Ending
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Service cost	$1,172	$578	$2,344	$1,156
Interest cost	3,468	1,592	6,937	3,184
Expected return on plan assets	(3,131)	(1,414)	(6,262)	(2,828)
Amortization of prior service cost	94	49	188	98
Amortization of net actuarial loss	1,127	188	2,255	376
Net periodic benefit expense	$2,730	$993	$5,462	$1,986

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the 2010 fiscal year is $2.2 million and $0.2 million, respectively.

In the second quarter of 2010 and 2009, the Company contributed $0.4 million and $0.5 million to defined benefit pension plans, respectively.  The Company expects to contribute an additional $1.0 million, for total contributions of $1.9 million in 2010.  The Company contributed a total of $10.1 million in 2009.  The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2009 Annual Report on Form 10-K filed on March 2, 2010.

11.  SHAREHOLDERS’ EQUITY

The Company recognized approximately $1.7 million and $1.2 million in share-based compensation expense for the three month period ended July 3, 2010 and June 27, 2009, respectively.  Share-based compensation expense for the six month period ending July 3, 2010 and June 27, 2009 was $3.1 million and $2.0 million, respectively.  The total excess income tax benefit recognized relating to share-based compensation for the six months ended July 3, 2010 and June 27, 2009 was approximately $1.4 million and $1.8 million, respectively.  The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.  As of July 3, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $15.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.7 years.

The Company was authorized as of July 3, 2010 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock.  Approximately 1.7 million shares were available for future grant or payment under the various plans at July 3, 2010.

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

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.  The per share weighted average fair value of share-based incentive awards granted in the May 2010 annual grant was $22.88.  The fair market value of the awards is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:  risk-free interest rate of 3.0%; expected dividend yield of 1.1%; expected volatility of 35.4%, and an estimated life of 7.0 years.

A summary of share-based awards (options and SARs) as of July 3, 2010 follows below.  Forfeitures of share-based awards were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,593,050	$43.49	7.4	$20.4
Exercisable	611,100	36.64	5.8	11.5

Restricted Stock

As of July 3, 2010, the Company had 188,850 shares of restricted stock outstanding with a weighted average grant date fair value of $52.92 and a weighted average life of 2.6 years.  The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant.  In the first six months of 2010 there were 101,950 shares of restricted stock granted, and 29,300 shares of restricted stock vested.

12.  INCOME TAXES

The effective tax rate for the three months ended July 3, 2010 was 31.9% versus 28.0% in the prior year period.  The effective tax rate for the six months ended July 3, 2010, was 31.8% versus 30.9% in the prior period.  The changes in the effective rates are driven by changes in the global distribution of income.

As of July 3, 2010 and January 2, 2010, the Company had approximately $6.6 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

13.  EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is net income attributable to Regal Beloit Corporation.  The denominator is computed as follows (in thousands):

	Three Months Ending		Six Months Ending
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Denominator for basic EPS - weighted average	38,310	33,256	37,878	32,357
Effect of dilutive securities	644	1,849	918	1,493
Denominator for diluted EPS	38,954	35,105	38,796	33,850

The “Effect of dilutive securities” represents the dilution impact of equity awards and the Convertible Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The dilutive effect of the Convertible Notes was approximately 0.2 million shares and 1.6 million shares for the three months ended July 3, 2010 and June 27, 2009, respectively.  The dilutive effect of the Convertible Notes was approximately 0.5 million shares and 1.2 million shares of the six month period ending July 3, 2010 and June 27, 2009 respectively.

Options for common shares where the exercise price was above the market price at July 3, 2010, and June 27, 2009 totaling approximately 0.3 million and 1.0 million shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

14.CONTINGENCIES

On July 30, 2009, the Company filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid.  In our response and counterclaims against Nordyne we are seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it G7 furnace systems and iQ Drive 23-seer air conditioning systems.  We have also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement.  We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person.  We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

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

The Company must recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments.  There were no significant collateral deposits on derivative financial instruments as of July 3, 2010.

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

At July 3, 2010, the Company had an additional ($0.4) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.  At June 27, 2009, the Company had an additional ($7.8) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.

As of July 3, 2010, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2012) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$100.9
Aluminum	4.7
Zinc	0.6
Natural Gas	0.6
Heating Oil	0.4

As of July 3, 2010, the Company had outstanding the following currency forward contracts (with maturities extending through December 2012) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$102.2
Indian Rupee	36.1
Chinese Renminbi	12.0
Thai Baht	3.8
Australian Dollar	2.9

As of July 3, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments as of July 3, 2010 and January 2, 2010 were (in millions):

	July 3, 2010
	Prepaid Expenses	Other Noncurrent Assets	Accrued Expenses	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$-	$-	$-	$42.2
Foreign exchange contracts	1.6	1.0	3.0	0.8
Commodity contracts	0.6	0.1	3.6	0.2

Not designated as hedging instruments:
Foreign exchange contracts	0.2	-	0.2	-
Commodity contracts	-	-	0.1	-
Total Derivatives:	$2.4	$1.1	$6.9	$43.2

	January 2, 2010
	Prepaid Expenses	Other Noncurrent Assets	Accrued Expenses	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$-	$-	$-	$31.2
Foreign exchange contracts	-	1.1	5.5	-
Commodity contracts	3.5	-	-	-

Not designated as hedging instruments:
Foreign exchange contracts	0.2	-	-	-
Commodity contracts	0.9	-	-	-
Total Derivatives:	$4.6	$1.1	$5.5	$31.2

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three and six months ended July 3, 2010 and June 27, 2009, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments
	Three Months Ended July 3, 2010				Three Months Ended June 27, 2009
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(8.9)	$(6.1)	$(12.7)	$(27.7)	$24.6	$18.8	$11.2	$54.6
Amounts reclassified from other comprehensive income (loss) were:
Gain (Loss) recognized in Cost of Sales	2.2	(0.5)	-	$1.7	(19.8)	(4.0)	-	$(23.8)
Loss recognized in Operating Expenses	-	-	-	$-	-	(1.7)	-	$(1.7)
Loss recognized in Interest Expense	-	-	(2.8)	$(2.8)	-	-	(2.7)	$(2.7)

Derivatives Designated as Cash Flow Hedging Instruments
	Six Months Ended July 3, 2010				Six Months Ended June 27, 2009
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(4.9)	$1.8	$(16.9)	$(20.0)	$65.0	$17.2	$16.3	$98.5
Amounts reclassified from other comprehensive income (loss) were:
Loss recognized in Net Sales	-	(0.1)	-	$(0.1)	-	-	-	$-
Gain (Loss) recognized in Cost of Sales	5.5	(1.7)	-	$3.8	(41.9)	(6.4)	-	$(48.3)
Loss recognized in Operating Expenses	-	-	-	$-	-	(3.4)	-	$(3.4)
Loss recognized in Interest Expense	-	-	(6.0)	$(6.0)	-	-	(4.9)	$(4.9)

The ineffective portion of hedging instruments recognized during the three and six months ended July 3, 2010 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended July 3, 2010			Three Months Ended June 27, 2009			Six Months Ended July 3, 2010			Six Months Ended June 27, 2009
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total
Gain (Loss) recognized in Cost of Sales	$(0.5)	$(0.1)	$(0.6)	$3.0	$(0.3)	$2.7	$(0.6)	$(0.1)	$(0.7)	$7.5	$(0.9)	$6.6
Loss recognized in Operating Expenses	$-	$-	$-	$-	$(0.5)	$(0.5)	$-	$-	$-	$-	$(1.0)	$(1.0)

The net AOCI balance of ($29.4) million loss at July 3, 2010 includes ($10.5) million of net current deferred losses expected to be realized in the next twelve months.

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

The Company uses the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 3, 2010 and January 2, 2010 (in millions):

Assets:	July 3, 2010	January 2, 2010
Investments	$174.6	117.6	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.8	0.2	(Level 2)
Derivative Commodity Contracts	$0.6	4.4	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	$1.0	1.1	(Level 2)
Derivative Commodity Contracts	0.1	-	(Level 2)
Liabilities:
Accrued Expenses:
Derivative Currency Contracts	$3.2	5.5	(Level 2)
Derivative Commodity Contracts	3.7	-	(Level 2)
Hedging Obligations:
Interest Rate Swap	$42.2	31.2	(Level 2)
Derivative Currency Contracts	0.8	-	(Level 2)
Derivative Commodity Contracts	0.2	-	(Level 2)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we”, “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

OVERVIEW

The global economy and particularly the U.S. economy showed strong growth in the second quarter of 2010.  Sales of high efficiency products, particularly for HVAC and commercial refrigeration end markets, which are supported by the net economic impact to the end user and, in certain cases, are supported by tax credits and other subsidies continued to show strong growth rates.  During the second quarter we experienced difficulties meeting some of our demand due to supply chain disruptions.  In an effort to mitigate the impact on our customers, we incurred significant incremental costs.  These costs included qualifying new vendors, plant labor inefficiencies, and expedited transportation.

Net sales for the three months ended July 3, 2010 increased 28.5% to $584.2 million from $454.6 million in the comparable period of 2009.  Sales for the three months ended July 3, 2010 included $28.7 million of incremental sales from the CMG business acquired in 2010.

Net income attributable to Regal Beloit Corporation increased 153.6% to $41.7 million for the three months ended July 3, 2010 as compared to $16.5 million in the comparable period last year.  Diluted earnings per share increased 127.7% to $1.07 for the three months ended July 3, 2010 as compared to $0.47 for the comparable period of 2009.

RESULTS OF OPERATIONS
NET SALES	(In millions)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net Sales	$584.2	$454.5	$1,091.5	$897.8
Sales growth rate	28.5%	(25.0%)	21.6%	(21.4%)

Net Sales by Segment:
Electrical segment	$522.8	$407.2	$980.0	$798.6
Sales growth rate	28.4%	(24.7%)	22.7%	(21.3%)
Mechanical segment	$61.4	$47.3	$111.5	$99.2
Sales growth rate	29.8%	(27.6%)	12.3%	(22.4%)

2010 versus 2009

Three Months Ended July 3, 2010

Worldwide sales for the three months ended July 3, 2010 were $584.2 million, a 28.5% increase over the $454.5 million reported for the three months ended June 27, 2009.  Sales for the three months ended July 3, 2010 included $28.7 million of incremental sales from the CMG business acquired in 2010.

In the Electrical segment sales increased 28.4% over the prior year period.  Excluding the acquired CMG business, Electrical segment businesses sales increased 23.2% over 2009.  Sales for the residential HVAC motor business increased 21.1% during 2010 as compared to the second quarter 2009 driven by higher efficiency product mix which was supported by tax credits.  Driven by improving end markets, commercial and industrial motor sales in North America for the three months ended July 3, 2010 increased 19.7% over sales for the three months ended June 27, 2009.  Global generator sales increased 22.2% for the three months ended July 3, 2010 as compared to the prior year.

Sales in the Mechanical segment increased 29.8% from the prior year period driven by $7.8 million of sales from the CMG acquisition.  Excluding the sales of the 2010 acquired CMG Mechanical segment businesses, sales increased 13.3% over 2009.

From a geographic perspective, excluding the acquired CMG business, Asia-based sales increased 42.5% as compared to 2009.  In total, sales to regions outside of the United States were 31.7% of total sales for the three months ended July 3, 2010 as compared to 26.6% in 2009.  The impact of foreign currency exchange rates increased total sales by 0.6% for the three months ended July 3, 2010 as compared to the prior year period.  Sales of high efficiency products were 18.3% of total sales in the three months ended July 3, 2010 versus 19.7% in the prior year period.

Six Months Ended July 3, 2010

Worldwide sales for the three months ended July 3, 2010 were $1,091.5 million, a 21.6% increase over the $897.8 million reported for the six months ended June 27, 2009.  Sales for the six months ended July 3, 2010 included $28.7 million of incremental sales from the businesses acquired in 2010.

In the Electrical segment sales increased 22.7% over the prior year period. Excluding the sales of the 2010 acquired Electrical segment businesses sales increased 20.1% over 2009.  Sales for the residential HVAC motor business were impacted by higher efficiency product mix, and low prior year comparables resulting in a 26.1% increase during 2010 as compared to 2009.  Driven by improving end markets, commercial and industrial motor sales in North America for the six months ended July 3, 2010 increased 14.7% over sales for the six months ended June 27, 2009.  Global generator sales increased 5.2% for the six months ended July 3, 2010 as compared to the prior year.

Sales in the Mechanical segment increased 12.3% from the prior year period driven by $7.8 million of sales from the CMG acquisition.  Excluding the sales of the 2010 acquired CMG Mechanical segment businesses, sales increased 4.5% over 2009.

From a geographic perspective, excluding the acquired CMG business, Asia-based sales increased 34.9% as compared to 2009.  In total, sales to regions outside of the United States were 29.5% of total sales for the six months ended July 3, 2010 as compared to 26.6% in 2009.  The impact of foreign currency exchange rates increased total sales by 1.0% for the six months ended July 3, 2010 as compared to the prior year period.  Sales of high efficiency products were 18.0% of total sales in the six months ended July 3, 2010 versus 16.4% in the prior year period.

2009 versus 2008

Three Months Ended June 27, 2009

Worldwide sales for the three months ended June 27, 2009 were $454.6 million, a 25.0% decrease over the $606.3 million reported for the three months ended June 28, 2008.  Second quarter 2009 sales included $16.3 million of incremental sales from the businesses acquired in 2008 and the CPT acquisition in January 2009.

In the Electrical segment, sales decreased 24.7% including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales were down 27.7%. Sales for the residential HVAC motor business decreased 4.4% versus 2008, commercial and industrial motors in North America decreased 33.1%, while global generator sales decreased 49.1% for the same period.

Sales in the Mechanical segment decreased 27.6% from the prior year period.

From a geographic perspective, Asia-based sales decreased 33.9% as compared to 2008.  In total, sales to regions outside of the United States were 26.6% of total sales for 2009 in comparison to 27.0% for 2008.  The negative impact of foreign currency exchange rates decreased sales by 1.7%.  Sales of high efficiency product were 19.7% of total sales in the three months ended June 27, 2009 versus 13.0% in the prior year.

Six Months Ended June 27, 2009

Worldwide sales for the six months ended June 27, 2009 were $897.8 million, a 21.4% decrease over the $1,142.7 million reported for the six months ended June 28, 2008.  2009 sales included $46.0 million of incremental sales from the businesses acquired in 2008 and the CPT acquisition in January 2009.

In the Electrical segment, sales decreased 21.3% including the impact of the acquisitions noted above.  Exclusive of the acquired businesses, Electrical segment sales were down 25.8%. Sales for the residential HVAC motor business decreased 12.4% versus 2008, commercial and industrial motors in North America decreased 28.3%, while global generator sales decreased 39.5% for the same period.

Sales in the Mechanical segment decreased 22.4% from the prior year period.

From a geographic perspective, Asia-based sales decreased 29.7% as compared to 2008.  In total, sales to regions outside of the United States were 26.6% of total sales for 2009 in comparison to 26.4% for 2008.  The negative impact of foreign currency exchange rates decreased total sales by 1.9%.  Sales of high efficiency products were 16.4% of total sales in the six months ended June 27, 2009 versus 12.6% in the prior year.

GROSS PROFIT	(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross Profit	$143,504	$94,622	$274,419	$185,192
Gross profit percentage	24.6%	20.8%	25.1%	20.6%

Gross Profit by Segment:
Electrical segment	$125,748	$83,537	$242,798	$160,180
Gross profit percentage	24.1%	20.5%	24.8%	20.1%
Mechanical segment	$17,756	$11,085	$31,621	$25,012
Gross profit percentage	28.9%	23.4%	28.4%	25.2%

2010 versus 2009

Three Months Ended July 3, 2010

The gross profit margin for the three months ended July 3, 2010 was 24.6% as compared to 20.8% reported for 2009.  The gross profit margin for the Electrical segment was 24.1% for the three months ended July 3, 2010 versus 20.5% in the prior year.  Electrical segment margins improved due to a mix change toward higher efficiency products, cost reduction efforts, and sales volume leverage.  The margin improvement however, was reduced due to significant costs incurred due to supply chain disruptions in the three months ended July 3, 2010.  We incurred incremental costs in an effort to mitigate the impact to our customers.  These costs included qualifying new vendors, plant labor inefficiencies, and expedited transportation.  The Mechanical segment gross margin was 28.9% for the three months ended July 3, 2010 versus 23.4% in the prior year.  The Mechanical segment gross margin improvements were driven by sales volume leverage and cost reduction efforts.

Six Months Ended July 3, 2010

The gross profit margin for the six months ended July 3, 2010 was 25.1% as compared to 20.6% reported for 2009.  The gross profit margin for the Electrical segment was 24.8% for the three months ended July 3, 2010 versus 20.1% in the prior year.  Electrical segment margins improved due to a mix change toward higher efficiency products, cost reduction efforts, and the sales volume leverage.  The margin improvement however, was reduced due to significant costs incurred due to supply chain disruptions in the six months ended July 3, 2010.  We incurred incremental costs in an effort to mitigate the impact to our customers.  These costs included qualifying new vendors, plant labor inefficiencies, and expedited transportation.  The Mechanical segment gross margin was 28.4% for the six months ended July 3, 2010 versus 25.2% in the prior year.  The Mechanical segment gross margin improvements were driven primarily by sales volume leverage and cost reduction efforts.

2009 versus 2008

Three Months Ended June 27, 2009

The gross profit margin for the three months ended June 27, 2009 was 20.8% as compared to the 21.6% reported for 2008. The negative fixed cost absorption of lower production volumes had a significant impact on 2009 partially offset by the contribution from new products, productivity efforts, pricing actions, and product mix.  The gross profit margin for the Electrical segment reflected these impacts and decreased to 20.5% from 21.0% in 2008. Mechanical segment gross profit margin decreased to 23.4% in 2009 from 27.3% in the prior year.

Six Months Ended June 27, 2009

The gross profit margin for the six months ended June 27, 2009 was 20.6% as compared to the 22.2% reported for 2008. The negative fixed cost absorption of lower production volumes had a significant impact on 2009 partially offset by the contribution from new products, productivity efforts, pricing actions, and product mix.  The gross profit margin for the Electrical segment reflected these impacts and decreased to 20.1% from 21.4% in 2008. Mechanical segment gross profit margin decreased to 25.2% from 28.2% in the prior year.

OPERATING EXPENSES	(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Operating Expenses	$76,705	$65,155	$144,855	$127,533
As a percentage of net sales	13.1%	14.3%	13.3%	14.2%

Operating Expenses by Segment:
Electrical segment	$66,913	$58,198	$127,618	$112,935
As a percentage of net sales	12.8%	14.3%	13.0%	14.1%
Mechanical segment	$9,792	$6,957	$17,237	$14,598
As a percentage of net sales	16.0%	14.7%	15.5%	14.7%

2010 versus 2009

Three Months Ended July 3, 2010

Operating expenses were $76.7 million (13.1% of net sales) in the three months ended July 3, 2010 versus $65.2 million (14.3% of net sales) in 2009.  An incremental $6.4 million of operating expenses were related to the 2010 acquired businesses.  Higher sales volumes increased variable costs, and incremental spending on acquisition related costs raised operating costs in 2010.  Electrical segment operating expenses were 12.8% of net sales for the three months ended July 3, 2010 versus 14.3% in the prior year, reflecting the positive impact of sales volume leverage and cost reductions.   Mechanical segment operating expenses were 16.0% of net sales in 2010 and 14.7% in 2009.

Six Months Ended July 3, 2010

Operating expenses were $144.9 million (13.3% of net sales) in the six months ended July 3, 2010 versus $127.5 million (14.2% of net sales) in 2009.  An incremental $6.4 million of operating expenses were related to the 2010 acquired businesses.  Higher sales volumes increased variable costs, and incremental spending on acquisition related costs raised operating costs in 2010.  Electrical segment operating expenses were 13.0% of net sales for the six months ended July 3, 2010 versus 14.1% in the prior year, reflecting the positive impact of sales volume leverage and cost reductions.   Mechanical segment operating expenses were 15.5% of net sales in 2010 and 14.7% in 2009.

2009 versus 2008

Three Months Ended June 27, 2009

Operating expenses were $65.2 million (14.3% of net sales) in the three months ended June 27, 2009 versus $63.7 million (10.5% of sales) in 2008.  Operating expenses included an incremental $3.8 million related to the acquired Dutchi and Hwada businesses. Electrical segment operating expenses were 14.3% of sales in 2009 and 10.3% of sales in 2008.  Mechanical operating expenses as a percent of sales increased to 14.7% from 11.8% in 2008.

Six Months Ended June 27, 2009

Operating expenses were $127.5 million (14.2% of net sales) in the six months ended June 27, 2009 versus $128.2 million (11.2% of sales) in 2008.  Operating expenses included an incremental amount of approximately $9.2 million related to the Dutchi and Hwada acquired businesses. Electrical segment operating expenses were 14.1% of sales in 2009 and 11.0% of sales in 2008.  Mechanical operating expenses as a percent of sales increased to 14.7% from 12.8% in 2008.

INCOME FROM OPERATIONS	(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Income from Operations	$66,799	$29,467	$129,564	$57,659
As a percentage of net sales	11.4%	6.5%	11.9%	6.4%

Income from Operations by Segment:
Electrical segment	$58,835	$25,339	$115,180	$47,245
As a percentage of net sales	11.3%	6.2%	11.8%	5.9%
Mechanical segment	$7,964	$4,128	$14,384	$10,414
As a percentage of net sales	13.0%	8.7%	12.9%	10.5%

2010 versus 2009

Three Months Ended July 3, 2010

Income from operations was $66.8 million for the three months ended July 3, 2010 and $29.5 million in the prior year.  As a percentage of sales, income from operations was 11.4% in 2010 versus 6.5% in 2009.  Income from operations improved, driven by a mix toward higher efficiency products, cost reduction efforts, and the absorption benefits of higher production volumes.  Electrical segment income from operations was 11.3% of net sales in 2010 versus 6.2% in 2009.  The Mechanical segment income from operations was 13.0% of net sales for 2010 versus 8.7% of net sales in 2009.

Six Months Ended July 3, 2010

Income from operations was $129.6 million for the six months ended July 3, 2010 and $57.7 million in the prior year.  As a percentage of sales, income from operations was 11.9% in 2010 versus 6.4% in 2009.  Income from operations improved, driven by a mix toward higher efficiency products, cost reduction efforts, and the absorption benefits of higher production volumes.  Electrical segment income from operations was 11.8% of net sales in 2010 versus 5.9% in 2009.  The Mechanical segment income from operations was 12.9% of net sales for 2010 versus 10.5% of net sales in 2009.

2009 versus 2008

Three Months Ended June 27, 2009

Income from operations was $29.5 million versus $67.5 million in the comparable period of 2008.  As a percent of sales, income from operations was 6.5% for the three months ended June 27, 2009 versus 11.1% in the comparable period of 2008.  As a percent of sales, Electrical segment operating income decreased to 6.2% in 2009 from 10.6% in 2008 partially offset by contributions from new products, pricing actions, and productivity. As a percent of sales, Mechanical segment operating income decreased to 8.7% in 2009 from 15.5% in 2008.

Six Months Ended June 27, 2009

Income from operations was $57.7 million versus $125.1 million in the comparable period of 2008.  As a percent of sales, income from operations was 6.4% for the six months ended June 27, 2009 versus 10.9% in the comparable period of 2008.  As a percent of sales, Electrical segment operating income decreased to 5.9% in 2009 from 10.4% in 2008 partially offset by contributions from new products, pricing actions, and productivity. As a percent of sales, Mechanical segment operating income decreased to 10.5% in 2009 from 15.4% in 2008.

INTEREST EXPENSE, NET	(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Interest Expense, Net	$3,966	$5,124	$8,386	$12,110

2010 versus 2009

Three Months Ended July 3, 2010

Net interest expense for the three months ended July 3, 2010 was $4.0 million versus $5.1 million for the three months ended June 27, 2009.  During 2010, the Company’s net interest expense decreased driven by lower average amounts of debt outstanding and higher interest income.

Six Months Ended July 3, 2010

Net interest expense for the six months ended July 3, 2010 was $8.4 million versus $12.1 million for the six months ended June 27, 2009.  During 2010, the Company’s net interest expense decreased driven by lower average amounts of debt outstanding, a $1.1 million decrease in non-cash convertible debt financing expense, and higher interest income.

2009 versus 2008

Three Months Ended June 27, 2009

Net interest expense was $5.1 million versus $7.8 million in the comparable period of 2008.  The decrease is driven by lower interest rates in 2009 versus the comparable period of 2008, lower average debt and higher interest income.

Six Months Ended June 27, 2009

Net interest expense was $12.1 million versus $15.9 million in the comparable period of 2008.  The decrease is driven by lower interest rates in 2009 versus the comparable period of 2008.

PROVISION FOR INCOME TAXES	(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Income Taxes	$20,058	$6,822	$38,535	$14,052
Effective Tax Rate	31.9%	28.0%	31.8%	30.9%

2010 versus 2009

Three Months Ended July 3, 2010

The effective tax rate for the three months ended July 3, 2010 was 31.9% compared to 28.0% in the prior year period.  The increase in the effective tax rate is driven by changes in the global distribution of taxable income.

Six Months Ended July 3,2010

The effective tax rate for the six months ended July 3, 2010 was 31.8% compared to 30.9% in the prior year period.  The increase in the effective tax rate is driven by changes in the global distribution of taxable income.

2009 versus 2008

Three Months Ended June 27, 2009

The effective tax rate for the three months ended June 27, 2009 was 28.0% versus 35.3% in the prior year period.  The decrease in the effective tax rate results from the global distribution of taxable income.

Six Months Ended June 27, 2009

The effective tax rate for the six months ended June 27, 2009 was 30.9% versus 35.4% in the prior year period.  The decrease in the effective tax rate results from the global distribution of taxable income.

NET INCOME ATTRIBUTABLE TO REGAL BELOIT CORPORATION AND EARNINGS PER SHARE
	(In millions, except per share data)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net Income Attributable to Regal Beloit Corporation	$41.7	$16.5	$79.5	$29.2
Fully Diluted Earnings per Share	$1.07	$0.47	$2.05	$0.86
Average Number of Diluted Shares	39.0	35.1	38.8	33.9

2010 versus 2009

Three Months Ended July 3, 2010

Net Income Attributable to Regal Beloit Corporation for the three months ended July 3, 2010 was $41.7 million, an increase of 153.6% versus the $16.5 million reported in 2009.  Fully diluted earnings per share was $1.07 as compared to $0.47 reported for the three months ended June 27, 2009.  The average number of diluted shares was 38,954,418 during the three months ended July 3, 2010 as compared to 35,105,383 during the three months ended June 27, 2009.

Six Months Ended July 3, 2010

Net Income Attributable to Regal Beloit Corporation for the six months ended July 3, 2010 was $79.5 million, an increase of 171.8% versus the $29.2 million reported in 2009.  Fully diluted earnings per share was $2.05 as compared to $0.86 reported for the six months ended June 27, 2009.  The average number of diluted shares was 38,796,187 during the six months ended July 3, 2010 as compared to 33,850,093 during the six months ended June 27, 2009.

2009 versus 2008

Three Months Ended June 27, 2009

Net Income Attributable to Regal Beloit Corporation for the three months ended June 27, 2009 was $16.5 million, a decrease of 55.9% versus the $37.3 million reported in the comparable period of 2008.  Fully diluted earnings per share was $0.47 as compared to $1.11 per share reported in 2008.  The average number of diluted shares was 35,105,383 during the three months ended June 27, 2009 as compared to 33,525,725 during the comparable period of 2008.

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

Our working capital was $682.1million at July 3, 2010, an increase of 1.8% from $670.3 million at year-end 2009.  At July 3, 2010 our current ratio, the ratio of our current assets to current liabilities, was 2.8:1 versus 3.2:1 at the previous year-end.

Cash flow provided by operating activities (“operating cash flow”) was $99.7 million for the six months ended July 3, 2010, a ($25.8) million decrease from 2009.   The decrease reflects higher net income which was more than offset by a reduction in the cash provided from working capital.  During 2009, significant cash was provided by inventory reductions.

Cash flow used in investing activities was ($150.4) million for the first six months of 2010, ($130.6) million more than in 2009 driven by business acquisitions of ($75.9) million. The net cash used in purchasing investment securities was ($56.3) million in 2010.

Cash flow used in financing activities for the first six months of 2010 was ($58.0) million in 2010 compared to cash flow provided of $119.3 million in 2009.  The change is driven by the $150.6 million in net proceeds from the sale of stock in 2009.

At July 3, 2010, the Company had $250.0 million of Senior notes (“the Notes”) outstanding.  The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes.  The Notes were issued and sold in two series:  $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017.  The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, deprecation, and amortization (“EBITDA”) as defined in the Agreement.  These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes.

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

The Company has entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement.  At July 3, 2010, the interest rate of 1.3% was based on a margin over LIBOR.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests.  We were in compliance with all debt covenants as of July 3, 2010.

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

The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions.  At July 3, 2010, net of interest rate swaps, we had $259.4 million of fixed rate debt and $168.7 million of variable rate debt, the latter subject to interest rate risk.  As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant.  The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at July 3, 2010, would result in a change in after-tax annualized earnings of approximately $0.1 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended July 3, 2010.

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plan or Program
April 3, 2010 to May 6, 2010	2,333	$65.47	-	2,115,900
May 7, 2010 to June 6, 2010	10,304	62.29	-	2,115,900
June 7, 2010 to July 3, 2010	-		-	2,115,900
Total	12,637		-

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.  During the three months ended July 3, 2010, there were 12,637 shares acquired in connection with equity incentive plans.

The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock.  Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Sections 1350.

101
The following materials from Regal Beloit Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statement of Cash Dlows, and (v) Notes to Condensed Consolidated Financial Statement furnished herewith.*

*The Company will furnish Exhibit 101 within 30 days of the filing of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant) /s/ Peter J. Rowley
Peter J. Rowley Vice President, Controller (Chief Accounting Officer)
Date: August 6, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Sections 1350.

101
The following materials from Regal Beloit Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statement of Cash Dlows, and (v) Notes to Condensed Consolidated Financial Statement furnished herewith.*

*The Company will furnish Exhibit 101 within 30 days of the filing of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.