Form 10-Q/A
period 2010-07-03
REGAL BELOIT CORP
filed 2010-09-03
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010, filed with the Securities and Exchange Commission on August 6, 2010 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant) /s/ Peter J. Rowley
Peter J. Rowley Vice President, Controller (Chief Accounting Officer)
Date: September 3, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Sections 1350.*

101	The following materials from Regal Beloit Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consoliated Financial Statements, furnished herewith.

* Previously filed with Regal Beloit Coporation's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010.