Form 10-Q
period 2010-10-02
REGAL BELOIT CORP
filed 2010-11-10
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended
October 2, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
001-07283
REGAL BELOIT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718

(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)
200 State Street, Beloit, Wisconsin 53511
(Address of principal executive office)
(608) 364-8800
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
38,600,282 Shares, Common Stock, $.01 Par Value (as of November 3, 2010)

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT
Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions and projections. When used in this press release, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:
•	economic changes in global markets where we do business, such as reduced demand for the products we sell, weakness in the housing and commercial real estate markets, currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

•	unanticipated fluctuations in commodity prices and raw material costs;

•	cyclical downturns affecting the global market for capital goods;

•	unexpected issues and costs arising from the integration of acquired companies and businesses;

•	marketplace acceptance of new and existing products including the loss of, or a decline in business from, any significant customers;

•	the impact of capital market transactions that we may effect;

•	the availability and effectiveness of our information technology systems;

•	unanticipated costs associated with litigation matters;

•	actions taken by our competitors, including new product introductions or technological advances, and other events affecting our industry and competitors;

•	difficulties in staffing and managing foreign operations;

•	other domestic and international economic and political factors unrelated to our performance, such as the current substantial weakness in economic and business conditions and the stock markets as a whole; and

•	other risks and uncertainties described from time to time in our reports filed with the U.S. Securities and Exchange Commission, or SEC, which are incorporated by reference.
Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and factors is included in Item 1A — Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 2, 2010.

PART I — FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in Thousands, Except Dividends Declared and Per Share Data)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net Sales	$590,801	$465,192	$1,682,300	$1,363,016

Cost of Sales	446,137	351,323	1,263,217	1,063,955

Gross Profit	144,664	113,869	419,083	299,061

Operating Expenses	74,781	65,551	219,636	193,084

Income From Operations	69,883	48,318	199,447	105,977

Interest Expense	4,817	5,360	14,358	17,980

Interest Income	645	359	1,800	869

Income Before Taxes & Noncontrolling Interests	65,711	43,317	186,889	88,866

Provision For Income Taxes	19,831	11,645	58,366	25,697

Net Income	45,880	31,672	128,523	63,169
Less: Net Income Attributable to Noncontrolling Interests, net of tax	1,226	522	4,387	2,780

Net Income Attributable to Regal Beloit Corporation	$44,654	$31,150	$124,136	$60,389

Earnings Per Share of Common Stock:

Basic	$1.16	$0.86	$3.26	$1.80

Assuming Dilution	$1.14	$0.82	$3.19	$1.71

Cash Dividends Declared	$0.17	$0.16	$0.50	$0.48

Weighted Average Number of Shares Outstanding:

Basic	38,581,166	36,055,784	38,112,515	33,589,782

Assuming Dilution	39,023,135	38,183,014	38,875,978	35,294,400

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares and Per Share Data)

	(Unaudited)
	October 2,	January 2,
	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$134,080	$262,422
Investments — Trading Securities	194,105	117,553
Trade Receivables, less Allowances of $10,827 in 2010 and $12,666 in 2009	353,212	240,721
Inventories	340,609	268,839
Prepaid Expenses and Other Current Assets	72,667	59,168
Deferred Income Tax Benefits	26,815	30,673

Total Current Assets	1,121,488	979,376

Net Property, Plant and Equipment	361,014	343,071

Goodwill	711,243	663,920
Intangible Assets, Net of Amortization	138,992	116,426
Other Noncurrent Assets	14,864	9,444

Total Assets	$2,347,601	$2,112,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$230,447	$161,902
Dividends Payable	6,562	5,981
Accrued Compensation and Employee Benefits	66,129	50,722
Other Accrued Expenses	85,982	82,076
Current Maturities of Debt	7,029	8,385

Total Current Liabilities	396,149	309,066

Long-Term Debt	425,898	468,065
Deferred Income Taxes	73,602	72,418
Hedging Obligations	48,191	31,232
Pension and other Post Retirement Benefits	38,257	39,306
Other Noncurrent Liabilities	17,251	12,082

Equity:
Regal Beloit Corporation Shareholders’ Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 38,599,382 shares issued in 2010, and 37,399,353 issued in 2009	386	374
Additional Paid-In Capital	533,782	512,282
Retained Earnings	808,786	703,765
Accumulated Other Comprehensive Loss	(16,799)	(48,597)

Total Regal Beloit Corporation Shareholders’ Equity	1,326,155	1,167,824

Noncontrolling Interests	22,098	12,244

Total Equity	1,348,253	1,180,068

Total Liabilities and Equity	2,347,601	$2,112,237

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Regal Beloit Corporation Shareholders’ Equity
					Accumulated
	Common	Additional			Other
	Stock $.01	Paid-In	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Stock	Earnings	Income (Loss)	Interests	Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641
Net Income	—	—	—	60,389	—	2,780	$63,169
Dividends Declared ($.48 per share)	—	—	—	(16,583)	—	—	$(16,583)
Issuance of 4,312,500 shares of Common Stock	43	150,327	—	—	—	—	$150,370
Issuance of Treasury Stock for conversion premium on Convertible Debt redemption	—	(11,081)	11,081	—	—	—	$—
Reversal of Unrecognized Tax Benefits related to Convertible Debt	—	3,600	—	—	—	—	$3,600
Stock Options Exercised, including income tax benefit and share cancellations	1	832	—	—	—	—	$833
Stock-based Compensation	—	3,258	—	—	—	—	$3,258
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	—	11,607	1,407	$13,014
Hedging Activities, net of tax	—	—	—	—	69,846	—	$69,846
Pension and Post Retirement Benefits, net of tax	—	—	—	—	834	—	$834

Balance as of September 26, 2009	$367	$503,167	$(8,338)	$675,087	$(60,142)	$15,841	$1,125,982

	Regal Beloit Corporation Shareholders’ Equity
				Accumulated
	Common	Additional		Other
	Stock $.01	Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of January 2, 2010	$374	$512,282	$703,765	$(48,597)	$12,244	$1,180,068
Net Income	—	—	124,136	—	4,387	128,523
Dividends Declared ($.50 per share)	—	—	(19,115)	—	—	$(19,115)
Issuance of 100,000 shares of Common Stock for Acquisition	1	6,106	—	—	—	$6,107
Issuance of Common Stock for Conversion premium on Convertible Debt redemption	9	(9)	—	—	—	$—
Reversal of Unrecognized Tax Benefits related to Convertible Debt	—	6,554	—	—	—	$6,554
Noncontrolling Interests of Acquisitions	—	—	—	—	4,591	$4,591
Stock Options Exercised, including income tax benefit and share cancellations	2	3,881	—	—	—	$3,883
Stock-based Compensation	—	4,968	—	—	—	$4,968
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	26,238	876	$27,114
Hedging Activities, net of tax	—	—	—	4,417	—	$4,417
Pension and Post Retirement Benefits, net of tax	—	—	—	1,143	—	$1,143

Balance as of October 2, 2010	$386	$533,782	$808,786	$(16,799)	$22,098	$1,348,253

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	October 2, 2010	September 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,523	$63,169
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	54,289	50,573
Excess tax benefits from stock-based compensation	(1,581)	(1,862)
Loss on disposition of property, net	4,451	243
Stock-based compensation expense	4,968	3,258
Non-cash convertible debt deferred financing costs	—	1,063
Change in assets and liabilities	(42,063)	119,124

Net cash provided by operating activities	148,587	235,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(29,989)	(25,884)
Purchases of investment securities	(313,169)	(10,696)
Sales of investment securities	236,752	—
Business acquisitions, net of cash acquired	(107,258)	(1,500)
Sale of property, plant and equipment	108	361

Net cash used in investing activities	(213,556)	(37,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	150,370
Repayments of convertible debt	(39,198)	(27,609)
Net repayments of short-term borrowings	(9,139)	(5,480)
Payments of long-term debt	(138)	(152)
Net repayments under revolving credit facility	(2,863)	(13,207)
Dividends paid to shareholders	(18,534)	(15,794)
Proceeds from the exercise of stock options	3,545	753
Excess tax benefits from stock-based compensation	1,581	1,862

Net cash (used in) provided by financing activities	(64,746)	90,743

EFFECT OF EXCHANGE RATES ON CASH	1,373	469

Net (decrease) increase in cash and cash equivalents	(128,342)	289,061
Cash and cash equivalents at beginning of period	262,422	65,250

Cash and cash equivalents at end of period	$134,080	$354,311

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2010
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet as of January 2, 2010, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of October 2, 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended October 2, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 1, 2011.
The Company operates on a 52/53 week fiscal year, and fiscal 2009 was a 53 week year with an additional week in the fiscal fourth quarter.
2. OTHER FINANCIAL INFORMATION
Inventories
Cost for approximately 50% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	October 2, 2010	January 2, 2010
Raw Material and Work in Process	32%	34%
Finished Goods and Purchased Parts	68%	66%
Property, Plant and Equipment
Property, plant and equipment by major classification was as follows:

	October 2, 2010	January 2, 2010
Land and Improvements	44,612	42,034
Buildings and Improvements	137,723	127,468
Machinery and Equipment	498,362	470,130
Construction in Progress	20,484	14,144

Property, Plant and Equipment	701,181	653,776
Less: Accumulated Depreciation	(340,167)	(310,705)

Net Property, Plant and Equipment	361,014	343,071

3. ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition.
On September 1, 2010, the Company acquired Rotor B.V. (“Rotor”) headquartered in Eibergen, the Netherlands. Rotor sells electric motors to a variety of industries including the marine industry, ship building and offshore oil and gas. In addition to the Netherlands, Rotor also sells throughout Europe, the United Kingdom and Japan. The purchase price was approximately $36.4 million net of cash acquired and assumed liabilities. Rotor is reported as part of the Electrical segment.

On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”) headquartered in Melbourne, Australia. CMG manufactures and distributes fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom, and the Middle East. The purchase price was $83.5 million, including $74.7 million in cash, approximately $2.7 million in assumed liabilities and 100,000 shares of Company stock with a fair market value of $6.1 million. CMG has operations in both the Mechanical and Electrical segments.
Purchase price allocations for the Rotor and CMG acquisitions included adjustments for intangible assets, property and other working capital adjustments. The excess of purchase price over fair value was assigned to goodwill.
4. INVESTMENTS
Investments are generally short term in duration and are classified as trading securities, which are reported at fair value with gains and losses, which were insignificant for all periods presented, included in earnings. As of October 2, 2010 and January 2, 2010, the Company had $194.1 million and $117.6 million respectively, of trading securities recorded at fair value (Level 2) (see Note 16 of the Condensed Consolidated Financial Statements for description of the fair value hierarchy).

	(Dollars in Thousands)
	October 2, 2010	January 2, 2010
Commercial Paper	$30,039	$37,473
U.S. Government Securities	21,307	4,202
Municipal Debt Securities	107,523	48,294
Asset Backed Securities	17,735	5,773
Corporate Debt Securities	17,501	21,811

Total	$194,105	$117,553

5. COMPREHENSIVE INCOME
The Company’s consolidated comprehensive income for the three and nine months ended October 2, 2010 and September 26, 2009, respectively, was as follows (in thousands):

	Three Months Ending		Nine Months Ending
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net income	$45,880	$31,672	$128,523	$63,169
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	(33,761)	5,950	(26,238)	13,014
Changes in fair value on open hedge contracts, net of tax	13,301	(2,035)	866	23,904
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) (“AOCI”), net of tax	2,157	10,829	3,551	45,942
Amortization of net prior service costs and actuarial losses	332	60	1,143	834

Comprehensive income	$27,909	$46,476	$107,845	$146,863

The amount of comprehensive income attributable to noncontrolling interests was $2.1 million and $5.3 million for the three and nine months ended October 2, 2010, respectively. The amount of comprehensive income attributable to noncontrolling interests was $0.5 million and $4.2 million for the three and nine months ended September 26, 2009, respectively.
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Income (Loss). The components of the ending balances of Accumulated Other Comprehensive (Loss) are as follows (in thousands):

	October 2, 2010	January 2, 2010
Translation adjustments	$21,138	$(5,100)
Hedging activities, net of tax	(13,985)	(18,402)
Pension and post retirement benefits, net of tax	(23,952)	(25,095)

	$(16,799)	$(48,597)

6. WARRANTY COSTS
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended October 2, 2010 and September 26, 2009 (in thousands):

	Three Months Ending		Nine Months Ending
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Beginning balance	$13,086	$10,650	$13,298	$11,022
Deduct: Payments	(3,293)	(3,805)	(10,194)	(9,124)
Add: Provision	3,050	4,954	9,687	9,887
Acquisitions	117	—	135	—
Translation Adjustments	42	67	76	81

Ending balance	$13,002	$11,866	$13,002	$11,866

7. BUSINESS SEGMENTS
The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment		Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending		Nine Months Ending		Nine Months Ending
	October 2,	September 26,	October 2,	September 26,	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009	2010	2009	2010	2009
Net Sales	$63,012	$43,186	$527,789	$422,006	$174,476	$142,404	$1,507,824	$1,220,612
Income from Operations	7,845	2,522	62,038	45,796	22,232	12,936	177,215	93,041
% of Net Sales	12.4%	5.8%	11.8%	10.9%	12.7%	9.1%	11.8%	7.6%
Goodwill at end of period	$11,261	$530	$699,982	$668,911	$11,261	$530	$699,982	$668,911
8. GOODWILL AND OTHER INTANGIBLES
Goodwill
As required, we perform an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.
At October 2, 2010, substantially all of the Company’s goodwill is attributable to the Electrical segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

Balance as of January 2, 2010	$663,920
Acquisitions	39,492
Translation Adjustments	7,831

Balance as of October 2, 2010	$711,243

Balance as of December 27, 2008	$672,475
Acquisitions and Valuation Adjustments	(1,917)
Translation Adjustments	(1,117)

Balance as of September 26, 2009	$669,441

Intangible Assets
Intangible assets consisted of the following (in thousands):

	October 2, 2010		September 26, 2009
		Accumulated		Accumulated
	Gross Value	Amortization	Gross Value	Amortization
Customer Relationships	$130,462	$(37,681)	$98,483	$(26,512)
Technology	34,122	(11,962)	33,063	(7,560)
Trademarks	25,529	(9,269)	21,156	(7,287)
Patents & Engineering Drawings	16,610	(9,586)	16,610	(7,923)
Non-Compete Agreements	6,406	(5,639)	6,348	(4,703)

	$213,129	$(74,137)	$175,660	$(53,985)

Net Values		$138,992		$121,675

Estimated Amortization (in millions)

2011	2012	2013	2014	2015
$19.4	$19.1	$18.9	$18.4	$12.3
Amortization expense recorded for the three and nine months ended October 2, 2010 was $5.2 million and $14.6 million, respectively. Amortization expense for the three and nine months ended September 26, 2009 was $5.2 million and $14.5 million, respectively.
9. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of October 2, 2010 and January 2, 2010 was as follows (in thousands):

	October 2, 2010	January 2, 2010
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	—	2,863
Convertible Notes	—	39,198
Other	17,927	19,389

	432,927	476,450
Less: Current maturities	(7,029)	(8,385)

Non-current portion	$425,898	$468,065

At October 2, 2010, the Company has $250.0 million of Senior Notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes. At October 2, 2010, the interest rate of 1.0% was based on a margin over LIBOR.
The Company also has a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to (i) a margin over LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement. At October 2, 2010, the interest rate of 1.0% was based on a margin over LIBOR.
The Company’s $500.0 million revolving credit facility (“Facility”) matures in April 2012 and permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA, as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total debt to EBITDA as defined in the Facility.
The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all debt covenants as of October 2, 2010.
The Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 15 of Notes to Condensed Consolidated Financial Statements.)
As of October 2, 2010, the Company has no Convertible Notes that remain outstanding. The Company exercised its right to call the remaining bonds, which resulted in bondholders exercising their conversion right. As a result, bondholders received the principal amount of the notes in cash, with the balance of the conversion obligation satisfied in shares of the Company’s common stock. During the first nine months of 2010, bondholders exercised their conversion right for a total of $39.2 million of Convertible Notes. The par value was paid in cash, and 917,394 shares of common stock were issued for the conversion premium.
At October 2, 2010, other notes payable of approximately $17.9 million were outstanding with a weighted average interest rate of 5.0%.

10. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in thousands):

	Three Months Ending		Nine Months Ending
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Service cost	$586	$578	$1,758	$1,734
Interest cost	1,734	1,591	5,203	4,775
Expected return on plan assets	(1,566)	(1,414)	(4,697)	(4,242)
Amortization of prior service cost	47	49	141	147
Amortization of net actuarial loss	564	188	1,691	564

Net periodic benefit expense	$1,365	$992	$4,096	$2,978

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the 2010 fiscal year is $2.2 million and $0.2 million, respectively.
In the third quarter of 2010 and 2009, the Company contributed $2.9 million and $8.5 million to defined benefit pension plans, respectively. The Company expects to contribute an additional $0.5 million, for total contributions of $4.3 million in 2010. The Company contributed a total of $10.1 million in 2009. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2009 Annual Report on Form 10-K filed on March 2, 2010.
11. SHAREHOLDERS’ EQUITY
The Company recognized approximately $1.9 million and $1.3 million in share-based compensation expense for the three month period ended October 2, 2010 and September 26, 2009, respectively. Share-based compensation expense for the nine month period ending October 2, 2010 and September 26, 2009 was $5.0 million and $3.3 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the nine months ended October 2, 2010 and September 26, 2009 was approximately $1.6 million and $1.9 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of October 2, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $19.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.0 years.
The Company was authorized as of October 2, 2010 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.7 million shares were available for future grant or payment under the various plans at October 2, 2010.
On May 22, 2009, the Company completed the sale of 4,312,500 shares of common stock at a price of $36.25 per share to the public. Net proceeds of $150.4 million were received by the Company.
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
A summary of share-based awards (options and SARs) as of October 2, 2010 follows below. Forfeitures of share-based awards were immaterial.

		Wtd. Avg.	Wtd. Avg. Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term (years)	Value (in millions)
Number of shares:
Outstanding	1,480,950	$43.38	7.1	$23.6

Exercisable	571,150	36.65	5.6	12.9

Restricted Stock
As of October 2, 2010, the Company had 184,150 shares of restricted stock outstanding with a weighted average grant date fair value of $53.12 and a weighted average life of 2.3 years. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant. In the first nine months of 2010 there were 105,950 shares of restricted stock granted, and 29,300 shares of restricted stock vested.
12. INCOME TAXES
The effective tax rate for the three months ended October 2, 2010 was 30.2% versus 26.9% in the prior year period. The effective tax rate for the nine months ended October 2, 2010, was 31.2% versus 28.9% in the prior period. The changes in the effective rates are driven by changes in the global distribution of income.
As of October 2, 2010 and January 2, 2010, the Company had approximately $6.0 million and $6.6 million respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Federal tax returns from 2007 through 2009 and various state tax returns remain subject to income tax examinations by tax authorities.
13. EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in thousands):

	Three Months Ending		Nine Months Ending
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Denominator for basic EPS — weighted average	38,581	36,056	38,113	33,590
Effect of dilutive securities	442	2,127	763	1,704

Denominator for diluted EPS	39,023	38,183	38,876	35,294

The “Effect of dilutive securities” represents the dilution impact of equity awards and the Convertible Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements). There was no dilutive effect of the Convertible Notes for the three months ended October 2, 2010. The dilutive effect of the Convertible Notes was approximately 1.8 million shares for the three months ended September 26, 2009. The dilutive effect of the Convertible Notes was approximately 0.3 million shares and 1.4 million shares of the nine month period ending October 2, 2010 and September 26, 2009 respectively.
Options for common shares where the exercise price was above the market price at October 2, 2010, and September 26, 2009 totaling approximately 0.3 million and 0.2 million shares, have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.
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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of October 2, 2010.
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
At October 2, 2010, the Company had an additional $1.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At September 26, 2009, the Company had an additional ($0.7) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of October 2, 2010, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2012) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$73.6
Aluminum	4.5
Zinc	0.4
Natural Gas	0.7
As of October 2, 2010, the Company had outstanding the following currency forward contracts (with maturities extending through December 2012) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$92.5
Indian Rupee	34.5
Chinese Renminbi	7.0
Australian Dollar	1.8
Thai Baht	1.3
As of October 2, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of October 2, 2010 and January 2, 2010 were (in millions):

	October 2, 2010
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$48.1
Foreign exchange contracts	4.6	2.3	0.4	0.1
Commodity contracts	13.7	3.2	0.2	—

Not designated as hedging instruments:
Foreign exchange contracts	—	—	0.6	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$18.5	$5.5	$1.2	$48.2

	January 2, 2010
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$31.2
Foreign exchange contracts	—	1.1	5.5	—
Commodity contracts	3.5	—	—	—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.9	—	—	—

Total Derivatives:	$4.6	$1.1	$5.5	$31.2

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three and nine months ended October 2, 2010 and September 26, 2009, was (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended				Three Months Ended
	October 2, 2010				September 26, 2009
			Interest				Interest
	Commodity	Currency	Rate		Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$23.0	$7.5	$(9.1)	$21.4	$3.6	$(1.0)	$(6.0)	$(3.4)
Amounts reclassified from other comprehensive income (loss) were:
Gain recognized in Net Sales	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Gain (Loss) recognized in Cost of Sales	0.1	(0.5)	—	$(0.4)	(10.9)	(2.1)	—	$(13.0)
Loss recognized in Operating Expenses	—	—	—	$—	—	(1.4)	—	$(1.4)
Loss recognized in Interest Expense	—	—	(3.1)	$(3.1)	—	—	(3.1)	$(3.1)
Derivatives Designated as Cash Flow Hedging Instruments

	Nine Months Ended				Nine Months Ended
	October 2, 2010				September 26, 2009
			Interest				Interest
	Commodity	Currency	Rate		Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$18.1	$9.3	$(26.0)	$1.4	$26.7	$6.4	$5.9	$39.0
Amounts reclassified from other comprehensive income (loss) were:
Gain (Loss) recognized in Cost of Sales	5.6	(2.2)	—	$3.4	(52.8)	(8.5)	—	$(61.3)
Loss recognized in Operating Expenses	—	—	—	$—	—	(4.8)	—	$(4.8)
Loss recognized in Interest Expense	—	—	(9.1)	$(9.1)	—	—	(8.0)	$(8.0)

The ineffective portion of hedging instruments recognized during the three and nine months ended October 2, 2010 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	October 2, 2010			September 26, 2009			October 2, 2010			September 26, 2009
	Commodity	Currency		Commodity	Currency		Commodity	Currency		Commodity	Currency
	Forwards	Forwards	Total	Forwards	Forwards	Total	Forwards	Forwards	Total	Forwards	Forwards	Total
Gain (Loss) recognized in Cost of Sales	$0.1	$(0.1)	$—	$1.6	$(0.4)	$1.2	$(0.5)	$(0.2)	$(0.7)	$9.1	$(1.3)	$7.8
Loss recognized in Operating Expenses	$—	$—	$—	$—	$(0.5)	$(0.5)	$—	$—	$—	$—	$(0.5)	$(0.5)
The net AOCI balance of ($14.0) million loss at October 2, 2010 includes $3.4 million of net current deferred gains expected to be realized in the next twelve months.
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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 2, 2010 and January 2, 2010 (in millions):

	October 2, 2010	January 2, 2010
Assets:
Investments — Trading Securities	$194.1	$117.6	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	4.6	0.2	(Level 2)
Derivative Commodity Contracts	13.9	4.4	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	2.3	1.1	(Level 2)
Derivative Commodity Contracts	3.2	—	(Level 2)
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	1.0	5.5	(Level 2)
Derivative Commodity Contracts	0.2	—	(Level 2)
Hedging Obligations:
Interest Rate Swap	48.1	31.2	(Level 2)
Derivative Currency Contracts	0.1	—	(Level 2)
17. SUBSEQUENT EVENT
On November 1, 2010, the Company acquired 55% of Elco Group B.V. (“Elco”). Elco manufactures and sells motors, fans and blowers, and has manufacturing facilities in Italy, China and Brazil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we”, “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
OVERVIEW
The global economy and particularly the U.S. economy continued to show growth in the third quarter 2010. Sales of high efficiency products, particularly for HVAC and commercial refrigeration applications, continued to show strong growth rates, supported by the net economic impact to the end user and, in certain cases, by tax credits and other subsidies. During the third quarter we experienced difficulties meeting some of our demand due to supply chain disruptions. In an effort to mitigate the impact on our customers, we incurred incremental costs, including costs associated with qualifying new vendors, plant labor inefficiencies, and expedited transportation.
Net sales for the third quarter 2010 increased 27.0% to $590.8 million from $465.2 million in the third quarter 2009. Sales for the third quarter 2010 included $33.5 million of incremental sales from the Rotor and CMG businesses acquired in 2010.
Net Income Attributable to Regal Beloit Corporation increased 43.4% to $44.7 million for the third quarter 2010 compared to $31.2 million for the third quarter 2009. Diluted earnings per share increased 39.0% to $1.14 for the third quarter 2010 compared to $0.82 for the third quarter 2009.
RESULTS OF OPERATIONS
NET SALES

	(In millions)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net Sales	$590.8	$465.2	$1,682.3	$1,363.0
Sales growth rate	27.0%	(25.0%)	23.4%	(22.7%)

Net Sales by Segment:
Electrical segment	$527.8	$422.0	$1,507.8	$1,220.6
Sales growth rate	25.1%	(24.2%)	23.5%	(22.3%)
Mechanical segment	$63.0	$43.2	$174.5	$142.4
Sales growth rate	45.9%	(32.6%)	22.5%	(25.8%)
Three Months Ended October 2, 2010
Net sales for the third quarter 2010 were $590.8 million, a 27.0% increase compared to $465.2 million for the third quarter 2009. Sales for the third quarter 2010 included $33.5 million of incremental sales from the Rotor and CMG businesses acquired in 2010.
In the Electrical segment, sales for the third quarter 2010 increased 25.1% over the third quarter 2009. Sales for the residential HVAC motor business increased 5.3% for the third quarter 2010 compared to the third quarter 2009, driven by higher efficiency product mix which was supported by tax credits. Driven by improving end markets, commercial and industrial motor sales in North America for the third quarter 2010 increased 23.0% compared to the third quarter 2009. Global generator sales increased 34.2% for the third quarter 2010 compared to the third quarter 2009.
In the Mechanical segment, sales for the third quarter 2010 increased 45.9% compared to the third quarter 2009, including $9.5 million from the CMG acquisition and improving later cycle end markets. From a geographic perspective, Asia-based sales for the third quarter 2010 increased compared to the third quarter 2009. In total, sales to regions outside of the United States were 31.0% of total sales for the third quarter 2010 compared to 25.6% for the third quarter 2009. The impact of foreign currency exchange rates decreased total sales by (0.1%) for the third quarter 2010 compared to the third quarter 2009. Sales of high efficiency products were 18.3% of total sales for the third quarter 2010 compared to 19.3% for the third quarter 2009.
Nine Months Ended October 2, 2010
Net sales for the nine months ended October 2, 2010 were $1,682.3 million, a 23.4% increase compared to $1,363.0 million for the nine months ended September 26, 2009. Sales for the nine months ended October 2, 2010 included $61.8 million of incremental sales from the Rotor and CMG businesses acquired in 2010.
In the Electrical segment, sales for the nine months ended October 2, 2010 increased 23.5% compared to the nine months ended September 26, 2009. Sales for the residential HVAC motor business were impacted by higher efficiency product mix and low prior year comparables resulting in an 18.6% increase for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. Driven by improving end markets, commercial and industrial motor sales in North America for the nine months ended October 2, 2010 increased 16.5% compared to the nine months ended September 26, 2009. Global generator sales increased 13.6% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009.
In the Mechanical segment, sales for the nine months ended October 2, 2010 increased 22.5% compared to the nine months ended September 26, 2009, including $17.3 million of sales from the CMG acquisition.
From a geographic perspective, Asia-based sales for the nine months ended October 2, 2010 increased compared to the nine months ended September 26, 2009. In total, sales to regions outside of the United States were 30.0% of total sales for the nine months ended October 2, 2010 compared to 26.3% for the nine months ended September 26, 2009. The impact of foreign currency exchange rates increased total sales by 0.7% for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009. Sales of high efficiency products were 18.1% of total sales for the nine months ended October 2, 2010 compared to 17.4% for the nine months ended September 26, 2009.
GROSS PROFIT

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross Profit	$144,664	$113,869	$419,083	$299,061
Gross profit percentage	24.5%	24.5%	24.9%	21.9%

Gross Profit by Segment:
Electrical segment	$127,957	$103,786	$370,756	$263,938
Gross profit percentage	24.2%	24.6%	24.6%	21.6%
Mechanical segment	$16,707	$10,083	$48,327	$35,123
Gross profit percentage	26.5%	23.3%	27.7%	24.7%
Three Months Ended October 2, 2010
Gross profit margin for the third quarter 2010 was 24.5%, unchanged from the gross profit margin for the third quarter 2009.
Gross profit margin for the Electrical segment was 24.2% for the third quarter 2010 compared to 24.6% for the third quarter 2009. Electrical segment margins were negatively impacted by higher raw material costs in the third quarter 2010 compared to the third quarter 2009 as well as incremental supply chain disruption costs experienced in the third quarter 2010.
Gross profit margin for the Mechanical segment was 26.5% for the third quarter 2010 compared to 23.3% for the third quarter 2009. The improvements were driven primarily by sales volume leverage and cost reduction efforts.
Nine Months Ended October 2, 2010
Gross profit margin for the nine months ended October 2, 2010 was 24.9% compared to 21.9% for the nine months ended September 26, 2009.
Gross profit margin for the Electrical segment was 24.6% for the nine months ended October 2, 2010 compared to 21.6% for the nine months ended September 26, 2009. Electrical segment margins improved due to a mix change toward higher efficiency products, cost reduction efforts and sales volume leverage. The improvement however, was partially offset by significant costs incurred in an effort to mitigate the impact to our customers of supply chain disruptions we experienced during the nine months ended October 2, 2010. These costs included qualifying new vendors, plant labor inefficiencies, and expedited transportation.
Gross profit margin for the Mechanical segment was 27.7% for the nine months ended October 2, 2010 compared to 24.7% for the nine months ended September 26, 2009. The improvements were driven primarily by sales volume leverage and cost reduction efforts.

OPERATING EXPENSES

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Operating Expenses	$74,781	$65,551	$219,636	$193,084
As a percentage of net sales	12.7%	14.1%	13.1%	14.2%

Operating Expenses by Segment:
Electrical segment	$65,919	$57,990	$193,541	$170,897
As a percentage of net sales	12.5%	13.8%	12.8%	14.0%
Mechanical segment	$8,862	$7,561	$26,095	$22,187
As a percentage of net sales	14.1%	17.5%	15.0%	15.6%
Three Months Ended October 2, 2010
Operating expenses were $74.8 million, or 12.7% of net sales, for the third quarter 2010 compared to $65.6 million, or 14.1% of net sales, for the third quarter 2009. The increase was driven by an incremental $7.5 million of operating expenses related to the 2010 acquired businesses, as well as increased variable costs due to higher sales volumes.
Electrical segment operating expenses were 12.5% of net sales for the third quarter 2010 compared to 13.8% for the third quarter 2009, reflecting the positive impact of sales volume leverage and cost reductions.
Mechanical segment operating expenses were 14.1% of net sales for the third quarter 2010 compared to 17.5% for the third quarter 2009.
Nine Months Ended October 2, 2010
Operating expenses were $219.6 million, or 13.1% of net sales, for the nine months ended October 2, 2010 compared to $193.1 million, or 14.2% of net sales, for the nine months ended September 26, 2009. An incremental $13.9 million of operating expenses were related to the 2010 acquired businesses. In addition, the increase was driven by higher sales volumes increasing variable costs, as well as incremental acquisition related costs.
Electrical segment operating expenses were 12.8% of net sales for the nine months ended October 2, 2010 compared to 14.0% for the nine months ended September 26, 2009, reflecting the positive impact of sales volume leverage and cost reductions.
Mechanical segment operating expenses were 15.0% of net sales for the nine months ended October 2, 2010 compared to 15.6% for the nine months ended September 26, 2009.
INCOME FROM OPERATIONS

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Income from Operations	$69,883	$48,318	$199,447	$105,977
As a percentage of net sales	11.8%	10.4%	11.9%	7.8%

Income from Operations by Segment:
Electrical segment	$62,038	$45,796	$177,215	$93,041
As a percentage of net sales	11.8%	10.9%	11.8%	7.6%
Mechanical segment	$7,845	$2,522	$22,232	$12,936
As a percentage of net sales	12.4%	5.8%	12.7%	9.1%
Three Months Ended October 2, 2010
Income from operations was $69.9 million for the third quarter 2010 compared to $48.3 million for the third quarter 2009. As a percentage of sales, income from operations was 11.8% for the third quarter 2010 compared to 10.4% for the third quarter 2009. The increase was primarily due to the mix toward higher efficiency products, the impact of cost reduction efforts, and the absorption benefits of higher production volumes.
Electrical segment income from operations was 11.8% of net sales for the third quarter 2010 compared to 10.9% for the third quarter 2009.
Mechanical segment income from operations was 12.4% of net sales for the third quarter 2010 compared to 5.8% of net sales for the third quarter 2009.

Nine Months Ended October 2, 2010
Income from operations was $199.4 million for the nine months ended October 2, 2010 compared to $106.0 million for the nine months ended September 26, 2009. As a percentage of sales, income from operations was 11.9% for the nine months ended October 2, 2010 compared to 7.8% for the nine months ended September 26, 2009. The increase was primarily due to the mix toward higher efficiency products, the impact of cost reduction efforts, and the absorption benefits of higher production volumes.
Electrical segment income from operations was 11.8% of net sales for the nine months ended October 2, 2010 compared to 7.6% for the nine months ended September 26, 2009.
Mechanical segment income from operations was 12.7% of net sales for the nine months ended October 2, 2010 compared to 9.1% of net sales for the nine months ended September 26, 2009.
INTEREST EXPENSE, NET

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Interest Expense, Net	$4,172	$5,001	$12,558	$17,111
Three Months Ended October 2, 2010
Net interest expense for the third quarter 2010 was $4.2 million compared to $5.0 million for the third quarter 2009. During 2010, the Company’s net interest expense decreased driven by lower average amounts of debt outstanding and higher interest income.
Nine Months Ended October 2, 2010
Net interest expense for the nine months ended October 2, 2010 was $12.6 million compared to $17.1 million for the nine months ended September 26, 2009. During 2010, the Company’s net interest expense decreased driven by lower average amounts of debt outstanding, a $1.1 million decrease in non-cash convertible debt financing expense, and higher interest income.
PROVISION FOR INCOME TAXES

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Income Taxes	$19,831	$11,645	$58,366	$25,697
Effective Tax Rate	30.2%	26.9%	31.2%	28.9%
Three Months Ended October 2, 2010
The effective tax rate for the third quarter 2010 was 30.2% compared to 26.9% for the third quarter 2009. The increase in the effective tax rate was driven by changes in the global distribution of taxable income.
Nine Months Ended October 2, 2010
The effective tax rate for the nine months ended October 2, 2010 was 31.2% compared to 28.9% for the nine months ended September 26, 2009. The increase in the effective tax rate was driven by changes in the global distribution of taxable income.
NET INCOME ATTRIBUTABLE TO REGAL BELOIT CORPORATION AND EARNINGS PER SHARE

	(In millions, except per share data)
	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net Income Attributable to Regal Beloit Corporation	$44.7	$31.2	$124.1	$60.4
Fully Diluted Earnings per Share	$1.14	$0.82	$3.19	$1.71
Average Number of Diluted Shares	39.0	38.2	38.9	35.3
Three Months Ended October 2, 2010

Net Income Attributable to Regal Beloit Corporation for the third quarter 2010 was $44.7 million, an increase of 43.4% compared to $31.2 million for the third quarter 2009. Fully diluted earnings per share was $1.14 for the third quarter 2010 compared to $0.82 for the third quarter 2009. The average number of diluted shares was 39,023,135 during the third quarter 2010 compared to 38,183,014, during the third quarter 2009.
Nine Months Ended October 2, 2010
Net Income Attributable to Regal Beloit Corporation for the nine months ended October 2, 2010 was $124.1 million, an increase of 105.6% compared to $60.4 million for the nine months ended September 26, 2009. Fully diluted earnings per share was $3.19 for the nine months ended October 2, 2010 compared to $1.71 for the nine months ended September 26, 2009. The average number of diluted shares was 38,875,978 during the nine months ended October 2, 2010 as compared to 35,294,400 during the nine months ended September 26, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flow. In addition, other significant factors affecting our liquidity management include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long-term capital on acceptable terms.
Our working capital was $725.3 million at October 2, 2010, an increase of 8.3% from $670.3 million at January 2, 2010. At October 2, 2010 our current ratio, the ratio of our current assets to current liabilities, was 2.8:1 versus 3.2:1 at the previous year-end.
The following table presents selected financial information and statistics as of October 2, 2010 and January 2, 2010 (in millions):

	October 2, 2010	January 2, 2010
Cash and Cash Equivalents	$134.1	$262.4
Investments — Trading Securities	194.1	117.6
Trade Receivables, Net	353.2	240.7
Inventories, Net	340.6	268.8
Working Capital	725.3	670.3
Our 2010 acquisitions added approximately $32.3 million to working capital as of October 2, 2010.
Cash flow provided by operating activities (“operating cash flow”) was $148.6 million for the nine months ended October 2, 2010, an ($87.0) million decrease from the nine months ended September 26, 2009. The decrease reflects higher net income which was more than offset by a reduction in the cash provided from working capital. During 2009, significant cash was provided by inventory reductions.
Cash flow used in investing activities was ($213.6) million for the first nine months of 2010, ($175.8) million more than in 2009 driven by business acquisitions of ($107.3) million. The net cash used in purchasing investment securities was ($76.4) million in 2010.
Cash flow used in financing activities for the first nine months of 2010 was ($64.7) million in 2010 compared to cash flow provided of $90.7 million in 2009. The change is driven by the $150.4 million in net proceeds from the sale of stock in 2009.
At October 2, 2010, the Company had $250.0 million of Senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”), which margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, deprecation, and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes. At October 2, 2010, the interest rate of 1.0% was based on a margin over LIBOR.
The Company’s $500.0 million revolving credit facility, (the “Facility”) matures in April 2012 and permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt (total debt excluding convertible debt) to EBITDA, as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA.

The Company has entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings under the Term Loan generally bear interest at a variable rate equal to (i) a margin over the LIBOR, which margin varies depending on whether certain criteria are satisfied, or (ii) the alternate base rate as defined in the agreement. At October 2, 2010, the interest rate of 1.0% was based on a margin over LIBOR.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all debt covenants as of October 2, 2010.
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
The Company is exposed to interest rate risk on certain of its short-term and long-term debt obligations used to finance our operations and acquisitions. At October 2, 2010, net of interest rate swaps, we had $258.3 million of fixed rate debt and $174.6 million of variable rate debt, the latter subject to interest rate risk. As a result, interest rate changes impact future earnings and cash flows assuming other factors are constant. The Company utilizes interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at October 2, 2010, would result in a change in after-tax annualized earnings of approximately $0.1 million.
The Company periodically enters into commodity futures and options hedging transactions to reduce the impact of changing prices for certain commodities, such as copper and aluminum. Contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation. At October 2, 2010, we had commodity future contracts amounting to $16.9 million of commodity purchases. A hypothetical 10% change in underlying commodity prices would have a potential impact of $1.7 million. This impact would be offset by gains and losses in the transactions being hedged.
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
At October 2, 2010, we had currency contracts outstanding that totaled $5.8 million. A hypothetical 10% change in the underlying currencies would have a potential impact of $0.6 million. This impact would be offset by gains and losses in the transactions being hedged.
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
PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the three months ended October 2, 2010, there were no shares acquired in connection with equity incentive plans.
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

REGAL BELOIT CORPORATION (Registrant)
/s/ Charles A. Hinrichs
Charles A. Hinrichs
Vice President (Chief Financial Officer)

Date: November 10, 2010

REGAL BELOIT CORPORATION (Registrant)
/s/ Peter J. Rowley
Peter J. Rowley
Vice President, Corporate Controller (Principal Accounting Officer)

Date: November 10, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.*