Form 10-K
period 2011-01-01
REGAL BELOIT CORP
filed 2011-03-02
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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
(Title of Class)
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 3, 2010 was approximately $2.1 billion.
On February 22, 2011, the registrant had outstanding 38,627,709 shares of common stock, $.01 par value, which is registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2011 is incorporated by reference into Part III, hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JANUARY 1, 2011

CAUTIONARY STATEMENT
This Annual Report on Form 10-K contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words. Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:
•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, power generation and mechanical motion control industries;
•	our ability to develop new products based on technological innovation and the marketplace acceptance of new and existing products;
•	fluctuations in commodity prices and raw material costs;
•	our dependence on significant customers;
•	issues and costs arising from the integration of acquired companies and businesses, including the timing and impact of purchase accounting adjustments;
•	our dependence on key suppliers and the potential effects of supply disruptions;
•	infringement of our intellectual property by third parties, challenges to our intellectual property, and claims of infringement by us of third party technologies;
•	increases in our overall debt levels as a result of acquisitions or otherwise and our ability to repay principal and interest on our outstanding debt;
•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;
•	difficulties consummating the pending acquisition of the Electrical Products Company of A.O. Smith Corporation that may have a negative impact on our results of operations;
•
economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

•	unanticipated liabilities of acquired businesses;
•	cyclical downturns affecting the global market for capital goods;
•	difficulties associated with managing foreign operations; and
•
other risks and uncertainties including but not limited to those described in “Risk Factors” in this Annual Report on Form 10-K and from time to time in our reports filed with U.S. Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of their respective dates, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. See also “Risk Factors.”

PART I
Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2011 (the “2011 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 1, 2011 as “fiscal 2010,” the fiscal year ended January 2, 2010 as “fiscal 2009,” and the fiscal year ended December 27, 2008 as “fiscal 2008.”

ITEM 1 —	BUSINESS
Our Company
We are a global manufacturer of electric motors and controls, electric generators and controls, and mechanical motion control products. Many of our products feature energy efficiency technology, and electronics. Our energy efficiency product portfolio offers lower operating costs to our customers and a significant marketing benefit to our original equipment manufacturer (“OEM”) customers. Our electrical products primarily include AC and DC commercial and industrial electric motors and controls, motors used in heating, ventilation, and air conditioning (“HVAC”) and commercial refrigeration applications, electric generators and controls, and capacitors. Our mechanical products include primarily gears and gearboxes, marine transmissions, high-performance automotive transmissions, manual valve actuators, and electrical connectivity devices.
We believe we have one of the most comprehensive product lines in the industries we serve. We market our products using over 30 recognized brand names, with most brands having their own product offerings and sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations. Through this multi-channel distribution model, we sell our products to a diverse global customer base consisting primarily of leading OEMs, distributors and end users. We believe this strategy, coupled with a high level of customer service, provides us with a competitive selling advantage and allows us to more fully serve our customers.
We manufacture the vast majority of the products that we sell, and we have manufacturing, sales, engineering, and distribution facilities primarily in the United States, Mexico, China, India and Australia, as well as a number of other locations throughout the world.
OEMs and end users in a variety of motion control and other industrial applications typically combine the types of electrical and mechanical products we offer. We seek to take advantage of this practice and to enhance our product penetration by leveraging cross-marketing and product line combination opportunities between our electrical and mechanical products. Our growth strategy also includes (i) driving organic growth through the introduction of innovative new products, (ii) establishing and maintaining new customers, as well as developing new opportunities with existing customers, (iii) participating in higher growth geographic markets, and (iv) identifying and consummating strategic, value creating acquisitions. We consider our acquisition process, including identification, due diligence, and integration, to be one of our core competencies.
Our business initiatives include:
•	Customer Care: Our future depends on the success of our customers. We will maintain close relationships with our customers, actively listen to their feedback and respond with a sense of urgency.
•
Globalization: We want to be global for three reasons. First, we want to participate in high growth markets around the world. Second, many of our customers are global and we want to serve customers where they do business. Finally, we want to utilize our global capabilities to seek out the best talent and to remain globally competitive.

•
Innovation: We will build our future on products that are new and needed. While we accept that with an innovation focus comes a certain degree of risk, we are committed to investing in new products, technologies and processes that deliver value to our customers.

•
Sustainability: The long term sustainability of our Company requires not only continuous growth and profitability, but also that we take personal responsibility for the impact we have on our planet, and for the fair and just treatment of the people we employ.

•
Simplification: Complexity is a serious disadvantage in business. We aim to simplify every aspect of our operations to eliminate complexities in order to increase our speed, improve our flexibility and reduce our costs.

Reporting Segments
We have two reporting segments: Electrical and Mechanical. Financial information on our reporting segments for fiscal 2010, fiscal 2009, and fiscal 2008 is contained in Note 16 of the Notes to Consolidated Financial Statements.
Electrical Segment
Our Electrical segment includes AC and DC commercial and industrial electric motors and controls, HVAC and commercial refrigeration motors, electric generators and controls, and capacitors. We believe our motor products are uniquely positioned to help our customers and end consumers achieve greater energy efficiency, resulting in significant cost savings for the consumer and preservation of natural resources and our environment. We estimate that approximately 40-50% of all electricity generated in the U.S. is consumed by electric motors.
Our Electrical segment has continued to grow over time, primarily due to strategic acquisitions. For example, during 2010, we completed six acquisitions. These acquisitions (each of which is reported as part of the Electrical segment, except for CMG Engineering Group Pty, Ltd. (“CMG”), which is reported as part of both the Electrical and Mechanical segments) included:
•
On December 23, 2010, we acquired Unico, Inc. (“Unico”), located in Franksville, Wisconsin. Unico manufactures a full range of AC and DC drives, motor controllers and other accessories for most industrial and commercial applications. Unico has developed proprietary technology in the fields of oil and gas recovery technology, commercial HVAC technology, test stand automation and other applications.

•	On December 1, 2010, we acquired South Pacific Rewinders (“SPR”), located in Auckland, New Zealand. SPR operates as a motor rewinder and distributor in the Pacific region.
•
On November 1, 2010, we acquired 55% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil.

•
On September 1, 2010, we acquired Rotor B.V. (“Rotor”), located in Eibergen, the Netherlands. Rotor sells standard and special electric motors to a variety of industries including the marine industry, ship building and offshore oil and gas. In addition to the Netherlands, Rotor also sells throughout Europe, the United Kingdom and Japan.

•	On May 4, 2010, we acquired Air-Con Technology (“Air-Con”), located in Mississauga, Ontario, Canada. Air-Con is a distributor of HVACR electric motors.
•
On April 6, 2010, we acquired CMG, located in Melbourne, Australia. CMG manufactures and sells fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom and the Middle East. CMG also distributes integral horsepower industrial motors, mechanical power transmission products, material handling equipment, electrical insulation materials, magnet wire and specialty conductors in Australia and New Zealand.

Our Electrical segment manufactures and markets AC and DC commercial, industrial, commercial refrigeration, and HVAC electric motors and blowers. These products range in size from sub-fractional to small integral horsepower motors to larger commercial and industrial motors from 50 through 6500 horsepower. We offer thousands of stock models of electric motors in addition to the motors we produce to specific customer specifications. We also produce and market precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment. Additionally, our Electrical segment manufactures and markets a line of AC and DC variable speed drives and controllers and other accessories for most industrial and commercial applications. We manufacture capacitors for use in HVAC systems, high intensity lighting and other applications. We sell our Electrical segment’s products to original equipment manufacturers, distributors and end users across many markets.
Our HVAC electric motors and blowers are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes, water heaters, and humidifiers. We believe that a majority of our HVAC motors replace existing motors or are part of a new HVAC system that replaces an existing HVAC system. The remainder of sales are used in a HVAC system for new home construction. The business enjoys a large installed base of equipment and long-term relationships with its major customers.
Our power generation business, which includes electric generators and power generation components and controls, represents a portion of our Electrical segment’s net sales. The market for electric power generation components and controls has grown in recent years as a result of a desire on the part of end users to reduce losses due to power disturbances and the increased need for prime power in certain applications. Our generators are used in industrial, commercial, agricultural, marine, military, transportation, construction, and other applications.
We leverage material and manufacturing efficiencies across our motor and power generation operations. We centralize the manufacturing, purchasing, engineering, accounting, information technology and quality control activities of our Electrical segment. Furthermore, we specifically foster the sharing of best practices across each of the Electrical segment businesses and create focused centers of excellence in each of our manufacturing functions. We focus on cost reduction and value added engineering opportunities for our customers.

The following is a description of our major Electrical product brands and the primary products that they manufacture and market:
•
CMG. Manufactures fractional horsepower industrial motors and blower systems and distributes integral horsepower motors, mechanical power transmission products, material handling equipment, electrical insulation materials, magnet wire, and specialty conductors under the brands CMG, OBA, Transmission Australia, and Torin.

•
Dutchi Motors. Distributor of International Electrotechnical Commission (“IEC”) and National Electric Manufacturers Association (“NEMA”) electric motors for industrial applications in Western and Eastern Europe, Russia and the Middle East.

•	Elco. Manufactures fractional horsepower motors and blower systems for the commercial refrigeration markets.
•	Fasco Motors. Manufactures motors and blower systems for air moving applications including alternative fuel systems, water heaters, appliances, pumps, and HVAC systems.
•	Genteq. Manufactures fractional AC, high efficiency brushless DC and ECM motors for application in the HVAC market, mainly to OEMs.
•	Hwada Motors. Manufactures Integrated IEC and NEMA motors for various industrial applications such as compressor, pump, paper and steel processing and power plants.
•
LEESON Electric. Manufactures and distributes AC motors up to 800 horsepower and DC motors up to five horsepower, gear reducers, gearmotors and drives primarily for the power transmission, pump, food processing, fitness equipment and industrial machinery markets.

•	Lincoln Motors. Manufactures AC motors from 1/4 horsepower to 800 horsepower primarily for industrial and commercial pumps, compressors, elevators, machine tools, and specialty products.
•
Marathon Electric. Manufactures AC motors up to 800 horsepower primarily for pumps, power transmissions, fans and blowers, compressors, HVAC, agriculture products, processing and industrial manufacturing equipment.

•	Marathon Electric Motors (India) Ltd. Manufactures a full range (from 1 to 3500 horsepower) of low and medium voltage industrial motors and fans for the industrial and process markets in India.
•	Marathon Generators. Manufactures AC generators from five kilowatts to four megawatts that primarily serve the standby power, prime power, refrigeration, industrial and irrigation markets.
•	Morrill Motors. Manufactures fractional horsepower motors, blowers and components for the commercial refrigeration and freezer markets.
•	Rotor. Distributes standard and special electric motors to a variety of industries including marine, ship building and offshore oil and gas.
•	Thomson Technology. Manufactures automatic transfer switches, paralleling switchgear and controls, and systems controls primarily for the electric power generation market.
•
Unico. Manufactures a full range of AC and DC drives, motor controllers and other accessories for most industrial and commercial applications. Unico has developed proprietary technology in the field of oil and gas recovery, commercial HVAC and test stand automation.

Mechanical Segment
Our Mechanical segment manufactures and markets a broad array of mechanical motion control products including standard and custom worm gears, bevel gears, helical gears and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; manual valve actuators; and electrical connecting devices. Our gear and transmission related products primarily control motion by transmitting power from a source, such as an electric motor, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold to original equipment manufacturers, distributors and end users across many industry segments.

The following is a description of our major Mechanical segment brands and the primary products they manufacture and market:
•
Durst. Manufactures standard and specialized industrial transmissions, hydraulic pump drives and gears for turbines used in power generation primarily for the construction, agriculture, energy, material handling, forestry, lawn and garden and railroad maintenance markets.

•
Grove Gear/Electra-Gear. Manufactures standard and custom industrial gear reducers and specialized aluminum gear reducers and gearmotors primarily for the material handling, food processing, robotics, power transmission, medical equipment and packaging markets.

•
Hub City/Foote-Jones. Manufactures gear drives, sub-fractional horsepower gearmotors, mounted bearings, large-scale parallel shaft and right-angle gear drives and accessories primarily for the packaging, construction, material handling, food processing mining, oil, pulp and paper, forestry, aggregate, construction and steel markets.

•	Marathon Special Products. Manufactures fuse holders, terminal blocks, and power blocks primarily for the HVAC, telecommunications, electric control panel, utilities and transportation markets.
•
Mastergear. Manufactures manual valve actuators for liquid and gas flow control primarily for the petrochemical processing, fire protection and wastewater markets. Mastergear has locations in the United States and Europe.

•	Richmond Gear. Manufactures ring and pinions and transmissions primarily for the high-performance automotive aftermarket.
•	Sankey. Manufactures electrical steel components, general metal product stampings, products for building including expanded metal mesh products, and aluminum and zinc die-cast products.
•	Velvet Drive Transmissions. Manufactures marine transmissions primarily for the pleasure boat and yacht markets.
The Building of Our Business
Our growth from our founding in 1955 to our current size has largely been the result of the acquisition and integration of businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. Our organic and acquisition growth has rapidly moved the Company into other regions of the world where market and growth fundamentals are more favorable and aligned with our business strategy. We consider the identification of acquisition candidates and the purchase and integration of businesses to be one of our core competencies. The following table summarizes acquisitions from 2008 to 2010:

		Annual Revenues
	Year	at Acquisition
	Acquired	(in millions)	Primary Products at Acquisition
Unico	2010	$62	Manufactures AC and DC drives, motor controllers used in oil and gas recovery, commercial HVAC technology, and test stand automation and development

South Pacific Rewinders	2010	1	Rewinder and distributor of electric motors

Elco	2010	80	Manufactures motors, fans and blowers used in HVAC and commercial refrigeration applications for markets in Europe, South America and Asia

Rotor	2010	32	Distributes standard and special electric motors used in general industrial and marine applications in the Netherlands, Europe, United Kingdom and Japan

Air-Con	2010	1	Distributor of HVAC electric motors in Canada

CMG	2010	120	Manufactures and distributes fractional horsepower industrial motors and blower systems in Australia, New Zealand, South Africa, Malaysia, Singapore, United Kingdom and the Middle East.

Custom Power Technology	2009	2	Manufactures customer power electronics in the U.S.

Dutchi Motors	2008	56	Distributor of IEC and NEMA electric motors for industrial applications in Western and Eastern Europe, Russia and the Middle East

Hwada Motors	2008	105	Integral IEC and NEMA electric motors for industrial applications
Sales, Marketing and Distribution
We sell our products directly to OEMs, distributors and end-users. We have multiple business units, and each unit typically has its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers’ representative organizations.
We maintain a large distribution facility in Indianapolis, Indiana which serves as a hub for our North American distribution and logistics operations. Products are shipped from this facility to our customers utilizing our fleet of trucks and trailers as well as common carriers. We maintain numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives’ warehouses located in specific geographic areas to serve local customers.
We had no customers that accounted for more than 10% of our consolidated net sales in fiscal 2010, fiscal 2009 or fiscal 2008.
Competition
General
During the past several years, certain product opportunities have become more prevalent due to changing customer requirements. Our customers, which historically may have made component products for inclusion in their finished goods, are increasingly choosing to outsource their requirements to specialized manufacturers like us because we can make these products more cost effectively. In order to better position us for growth in this competitive climate, we have focused on making strategic acquisitions and improving our manufacturing efficiencies. Some of these acquisitions have created new opportunities by allowing us to provide new and broader product offerings and serve customers in a wider variety of applications.
We believe that we compete primarily on the basis of quality, price, service, technology, promptness of delivery, and the overall value of our products.

Electrical Segment
Electric motor manufacturing is a highly competitive global industry in which there is greater emphasis on reducing costs, boosting efficiency and promoting energy savings. We compete with a growing number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors operate production facilities in many different countries, producing products for both the domestic and export markets. Electric motor manufacturers from abroad, particularly those located in China, India and elsewhere in Asia, provide increased competition as they expand their market penetration around the world, especially in North America. Additionally, there is a recent trend toward global industry consolidation. In 2010, Nidec Corporation (Kyoto, Japan) (“Nidec’) acquired a portion of the motors and controls business of Emerson Electric Company, a leading manufacturer of electric motors and process controls based in St. Louis, Missouri. In 2011, ABB Ltd. (Zurich, Switzerland) (“ABB”) acquired Baldor Electric Company, a leading manufacturer of electric motors and drives based in Fort Smith, Arkansas.
Our major foreign competitors for electrical products include Broad-Ocean Motor Co., Welling Holding Limited, Kirloskar Brothers Limited, ebm-papst, Crompton Greaves, Johnson Electric, Siemens AG, Toshiba Corporation, Panasonic Corporation, Leroy-Somer (a subsidiary of Emerson Electric Company), Weg S.A., Nidec, TECO and ABB. Our major domestic competitors for electrical products include Baldor Electric (a subsidiary of ABB), U.S. Electric (a subsidiary of Nidec), Emerson Electric Company, A. O. Smith Corporation, General Electric Company, Bluffton Motor Works, McMillan Electric Company and Newage (a division of Cummins, Inc). On balance, the demarcation between domestic U.S. and foreign manufacturers is blurring as competition becomes more and more global.
Mechanical Segment
We provide various mechanical product applications and compete with a number of different companies depending on the particular product offering. We believe that we are a leading manufacturer of several mechanical products and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our major domestic competitors include Boston Gear (a division of Altra Industrial Motion, Inc.), Dodge (a subsidiary of ABB), Emerson Electric Company and Winsmith (a division of Peerless-Winsmith, Inc.). Our major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Nord, Sumitomo Corporation and Zahnrad Fabrik GmbH Co.
Product Development and Engineering
We believe that innovation is critical to our future growth and success. We are committed to investing in new products, technologies and processes that deliver real value to our customers. We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence, and variable speed technology solutions.
Each of our business units has its own product development and design team that continuously work to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state of the art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors and electric generators incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency.
We are continuing to expand our business by developing new, differentiated products in each of our business units. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs.
Manufacturing and Operations
We have developed and acquired global operations in lower cost locations such as Mexico, India, Thailand, and China to participate in regions with higher economic growth, to follow our multinational customers, and to complement our flexible, rapid response operations in the United States, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements in many instances. This gives us a competitive advantage as we are able to efficiently and promptly deliver a customer’s unique product to the desired location.
We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods from an established global network of suppliers. We aggressively pursue global sourcing to reduce our overall costs. We generally maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers, although we do depend on a limited number of key suppliers for certain materials and components. We regularly invest in machinery and equipment and other improvements to, and maintenance of, our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components consist of bearings, electronics, ferrous and non-ferrous castings, and weldments.

We continually upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems and developing our own testing systems. To drive the continuous improvement process, we have deployed Lean Six Sigma across our facilities worldwide in order to develop our people and deploy our processes. The initiative has generated significant cost saving by eliminating waste, improving safety, quality, delivery, and reducing cycle times. We have trained over 1,700 people since the program began in 2005. Our goal is to be a low cost and high quality producer in our core product areas.
Facilities
We have manufacturing, sales and service facilities primarily in the United States, Mexico, China, India and Australia, as well as a number of other locations throughout the world. Our Electrical segment currently includes 108 manufacturing, service and distribution facilities, of which 45 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 8.1 million square feet of space of which approximately 44.0% are leased. Our Mechanical segment currently includes 11 manufacturing, service and distribution facilities, of which 6 are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 0.8 million square feet of space of which approximately 5.0% are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.
Backlog
Our business units have historically shipped the majority of their products in the month the order is received. As of January 1, 2011, our backlog was $340.2 million, as compared to $264.7 million on January 2, 2010. We believe that virtually all of our backlog will be shipped in 2011.
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
Employees
As of the close of business on January 1, 2011, we employed approximately 18,500 employees worldwide. We consider our employee relations to be very good.

Executive Officers
The names, ages, and positions of our executive officers as February 15, 2011, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Meeting of Directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
Henry W. Knueppel	62	Chairman and Chief Executive Officer	Elected Chairman in April 2006; elected Chief Executive Officer April 2005; served as President from April 2002 to December 2005 and Chief Operating Officer from April 2002 to April 2005; joined the Company in 1979. In December 2010, Mr. Knueppel announced his plan to retire as CEO, effective in May 2011. Mr. Knueppel will remain as Chairman of the Board through the end of 2011.

Mark J. Gliebe	50	President and Chief Operating Officer	Elected President and Chief Operating Officer in December 2005. Joined the Company in January 2005 as Vice President and President — Electric Motors Group, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004. In December 2010, the Board of Directors named Mr. Gliebe as CEO, effective upon Mr. Knueppel’s retirement in May 2011.

Charles A. Hinrichs	57	Vice President and Chief Financial Officer	Joined the Company and was elected Vice President, Chief Financial Officer in September 2010. Prior to joining the Company, Mr. Hinrichs was Senior Vice President and Chief Financial Officer at Smurfit-Stone Container Corporation, where he worked from 1995 to 2009. On January 26, 2009, Smurfit-Stone Container Corporation and its primary operating subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware, and emerged from bankruptcy in July 2010.

Peter C. Underwood	41	Vice President, General Counsel and Secretary	Joined the Company and was elected Vice President, General Counsel and Secretary in September 2010. Prior to joining the Company, Mr. Underwood was a partner with the law firm of Foley & Lardner LLP from 2005 to 2010 and an associate from 1996 to 2005.

Terry R. Colvin	55	Vice President Corporate Human Resources	Joined the Company in September 2006 and was elected Vice President Corporate Human Resources in January 2007. Prior to joining the Company, Mr. Colvin was Vice President of Human Resources for Stereotaxis Corporation from 2005 to 2006.

John M. Avampato	49	Vice President Information Technology	Joined the Company in April 2006 and was elected Vice President Information Technology in April 2010. Prior to joining the Company, Mr. Avampato was with Newell Rubbermaid from 1984 to 2006 where he was Vice President, Chief Information Officer from 1999 to 2006.

Pending Acquisition of Electrical Products Company of A.O. Smith Corporation
On December 12, 2010, we entered into an agreement with A.O. Smith Corporation (the “EPC Purchase Agreement”) pursuant to which we will acquire 100% of the stock and assets of the Electrical Products Company (“EPC”) of A.O. Smith Corporation (the “EPC Acquisition”). The total consideration for the transaction is $875 million, including $700 million of cash and $175 million in shares of our common stock.
EPC is based in Tipp City, Ohio and has operations in the United States, Mexico, China and the United Kingdom. The transaction will expand our global manufacturing capabilities and allow us to offer a more complete array of products and technologies to our customers. Targeted synergies from the transaction are $30 to $40 million achieved over three to four years.
The closing of the transaction is subject to all customary regulatory approvals, which are still pending as of the date of this filing. On February 4, 2011, we received a request for additional information and documentary material, commonly referred to as a “second request,” from the United States Department of Justice regarding the EPC Acquisition. The request is part of the regulatory process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and will extend the waiting period under the HSR Act until 30 days after both companies have substantially complied with the requests. We are in the process of gathering information to respond to the request and are working cooperatively with the United States Department of Justice as it reviews the proposed transaction. See “Risk Factors.”
Website Disclosure
Our Internet address is www.regalbeloit.com. We make available free of charge (other than an investor’s own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 1A —	RISK FACTORS
You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.
We operate in the highly competitive global electric motor, power generation and mechanical motion control industries.
The global electric motor, power generation and mechanical motion control industries are highly competitive. We encounter a wide variety of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. In order to compete effectively, we must retain relationships with major customers and establish relationships with new customers, including those in developing countries. Moreover, in certain applications, customers exercise significant power over business terms. It may be difficult in the short-term for us to obtain new sales to replace any decline in the sale of existing products that may be lost to competitors. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.
In addition, some of our competitors are larger and have greater financial and other resources than we do. For example, ABB and Nidec recently established or increased their presence in the electric motor, power generation and mechanical motion control industries in North America through acquisitions, and certain other global competitors have recently established facilities in the United States. There can be no assurance that our products will be able to compete successfully with the products of these other companies.
Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products and product enhancements based on technological innovation.
The electric motor industry in recent years has seen significant evolution and innovation, particularly with respect to increasing energy efficiency and control enhancements related to motor products. Our ability to effectively compete in the electric motor industry depends in part on our ability to continue to develop new technologies and innovative products and product enhancements. If we are unable to meet the needs of our customers for innovative products, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, which may adversely impact our results of operations.
Our dependence on, and the price of, raw materials may adversely affect our gross margins.
Many of the products we produce contain key materials such as steel, copper, aluminum and rare earth metals. Market prices for those materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations and tariffs, economic conditions and other circumstances, and those prices generally increased significantly in 2010. We may not be able to offset the increase in commodity costs through pricing actions, productivity enhancements or other means, and increasing commodity costs may have an adverse impact on our gross margins, which could adversely affect our results of operations and financial condition.
In our HVAC motor business, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.
We derive a significant portion of the revenues of our HVAC motor business from several key OEM customers. Our success will depend on our continued ability to develop and manage relationships with these customers. We expect this significant customer concentration will continue for the foreseeable future in our HVAC motor business. Our reliance in the HVAC motor business on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain these key customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our results of operations and financial condition.

We may encounter difficulties in integrating the operations of acquired businesses that may have a material adverse impact on our future growth and operating performance.
Full realization of the expected benefits and synergies of acquisitions, such as the pending EPC Acquisition, will require integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of acquired businesses, we may not be able to realize the expected benefits and synergies of the acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including:
•
The use of more cash or other financial resources, and additional management time, attention and distraction, on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in other expenses related to an acquisition, which may offset any potential cost savings and other synergies from the acquisition;
•	our ability to realize anticipated levels of sales in emerging markets like China and India;
•	our ability to avoid labor disruptions or disputes in connection with any integration; and
•	the timing and impact of purchase accounting adjustments.
Any potential cost-saving opportunities may take at least several quarters following an acquisition to implement, and any results of these actions may not be realized for at least several quarters following implementation. We cannot assure you that we will be able to successfully integrate the operations of our acquired businesses, that we will be able to realize any anticipated benefits and synergies from acquisitions or that we will be able to operate acquired businesses as profitably as anticipated.
We may encounter delays or difficulties consummating the pending EPC Acquisition.
On December 12, 2010, we entered into the EPC Purchase Agreement. The closing of the EPC Acquisition is subject to various conditions, including customary regulatory approvals, which are still pending.
On February 4, 2011, we received a request for additional information and documentary material, commonly referred to as a “second request,” from the United States Department of Justice regarding the EPC Acquisition. The request is part of the regulatory process under the HSR Act. We are in the process of gathering information to respond to the request and are working cooperatively with the United States Department of Justice as it reviews the proposed transaction
There can be no assurance that we will consummate the EPC Acquisition in a timely manner, or at all. Various events, regulatory factors or other circumstances related to the EPC Acquisition could delay or prevent the acquisition, or have a negative impact on our results of operations, including:
•	The inability to close the acquisition in a timely manner;
•
the inability or the failure to satisfy conditions to complete the acquisition, including required regulatory approvals such as that required under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended;

•	disruption of our current business plans and operations;
•	diversion of management’s attention from ongoing business concerns;
•	the effect of the announcement of the acquisition on our business relationships, operating results and business generally;
•
actions taken or conditions imposed by governmental or regulatory authorities pursuant to a required regulatory approval or otherwise, including any requirement to divest of any operations or assets of EPC;

•	the possibility that the acquisition may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement; or
•	the failure of the acquisition to close for any other reason.
We depend on certain key suppliers, and any loss of those suppliers or their failure to meet commitments may adversely affect our business and results of operations.
We are dependent on a single or limited number of suppliers for some materials or components required in the manufacture of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, we may experience supply shortages that could result in our inability to meet our customers’ requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations.
Infringement of our intellectual property by third parties may harm our competitive position, and we may incur significant costs associated with the protection and preservation of our intellectual property.
We own or otherwise have rights in a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years, and we continue to actively pursue patents in connection with new product development and to acquire additional patents and trademarks through the acquisitions of other businesses. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. With the exception of the ECM patents, we do not regard any of our patents essential to our businesses. However, an inability to protect this intellectual property generally, or the illegal breach of some or a large group of our intellectual property rights, would have an adverse effect on our business. In addition, there can be no assurance that our intellectual property will not be challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. We have incurred in the past and may incur in the future significant costs associated with defending challenges to our intellectual property or enforcing our intellectual property rights, which could adversely impact our cash flow and results of operations.
Third parties may claim that we are infringing their intellectual property rights and we could incur significant costs and expenses or be prevented from selling certain products.
We may be subject to claims from third parties that our products or technologies infringe on their intellectual property rights or that we have misappropriated intellectual property rights. If we are involved in a dispute or litigation relating to infringement of third party intellectual property rights, we could incur significant costs in defending against those claims. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to technology that are important to our business, or be required to pay damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our cash flows and results of operations.

As a result of the anticipated increase in our debt levels and debt service obligations in connection with the pending EPC Acquisition, we may have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.
As of January 1, 2011, we had $230.9 million in cash and investments and approximately $454.2 million in available borrowings under our current revolving credit facility. We will incur substantially higher debt levels in order to fund a portion of the purchase price for the EPC Acquisition. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our anticipated increased indebtedness may have important consequences. For example, it could:
•	Make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;
•	increase our vulnerability to interest rate changes and general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to finance acquisitions and to fund working capital, capital expenditures, manufacturing capacity expansion, business integration, research and development efforts and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our markets; and
•	place us at a competitive disadvantage relative to our competitors that have less debt.
In addition, our credit facility and senior notes require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business strategies. If an event of default under our credit facility or senior notes, the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable.
We are subject to litigation, including product liability and warranty claims that may adversely affect our financial condition and results of operations.
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
We sell certain products for high volume applications, and any failure of those products to perform as anticipated could result in significant liability that may adversely affect our business and results of operations.
We manufacture and sell a number of products for high volume applications, including motors used in pools and spas, residential and commercial heating, ventilation, air conditioning and refrigeration equipment. Any failure of those products to perform as anticipated could result in significant product liability, product recall or rework, or other costs. The costs of product recalls and reworks are not generally covered by insurance. If we were to experience a product recall or rework in connection with products of high volume applications, our financial condition or results of operations could be materially adversely affected.

Commodity, currency and interest rate hedging activities may adversely impact our financial performance as a result of changes in global commodity prices, interest rates and currency rates.
We use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and expect to continue to enter into, such hedging arrangements. While limiting to some degree our risk fluctuations in currency exchange, commodity price and interest rates by utilizing such hedging instruments, we potentially forgo benefits that might result from other fluctuations in currency exchange, commodity and interest rates. We also are exposed to the risk that counterparties to hedging contracts will default on their obligations. We manage exposure to counterparty credit risk by limiting the counterparties to major international banks and financial institutions meeting established credit guidelines. However, any default by such counterparties might have an adverse effect on us.
Worldwide economic conditions may adversely affect our industry, business and results of operations.
General economic conditions and conditions in the global financial markets can affect our results of operations. Deterioration in the global economy could lead to higher unemployment, lower consumer spending and reduced investment by businesses, and could lead our customers to slow spending on our products or make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Worsening economic conditions could also affect the financial viability of our suppliers, some of which we may consider key suppliers. If the commercial and industrial, residential HVAC, power generation and mechanical power transmission markets significantly deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.
Goodwill comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. The Company’s estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of our common stock. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill is determined, our results of operations and financial condition could be materially and adversely affected.

Businesses that we have acquired or may acquire may have liabilities which are not known to us.
If we consummate the EPC Acquisition, pursuant to the terms of the EPC Purchase Agreement we will assume the majority of EPC’s liabilities and risks after the closing, subject to certain representations and warranties of, and indemnification rights against A.O. Smith Corporation. Similarly, we have assumed liabilities of other acquired businesses, and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of EPC and other acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.
We may incur costs or suffer reputational damage due to improper conduct of our employees, agents or business partners.
We are subject to a variety of domestic and foreign laws, rules and regulations relating to improper payments to government officials, bribery, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. If our employees, agents or business partners engage in activities in violation of these laws, rules or regulations, we may be subject to civil or criminal fines or penalties or other sanctions, may incur costs associated with government investigations, or may suffer damage to our reputation.
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
As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India, Thailand and China. Approximately 13,900 of our approximate 18,500 total employees and 30 of our 51 principal manufacturing facilities are located outside the United States. In addition, if we consummate the EPC Acquisition, the number of facilities located in foreign jurisdictions will increase, particularly in China and Mexico, which will increase our exposure to risks specific to those jurisdictions. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We may be adversely impacted by an inability to identify and complete acquisitions.
A substantial portion of our growth has come through acquisitions, and an important part of our growth strategy is based upon our ability to execute future acquisitions. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. If we are unable to successfully complete acquisitions, our ability to grow our company may be limited.
Our success is highly dependent on qualified and sufficient staffing. Our failure to attract or retain qualified personnel could lead to a loss of revenue or profitability.
Our success depends, in part, on the efforts and abilities of our senior management team and key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract or retain members of our senior management team and key employees could have a negative effect on our operating results.

Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business.
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
We are in the process of implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy a common information system over a period of several years. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.
We may be adversely affected by environmental, health and safety laws and regulations.
We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. Failure to comply with any environmental regulations, including more stringent environmental laws that may be imposed in the future, could subject us to future liabilities, fines or penalties or the suspension of production.
We may suffer losses as a result of foreign currency fluctuations.
The net assets, net earnings and cash flows from our foreign subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our operating costs in foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.
Our operations can be negatively impacted by natural disasters, terrorism, acts of war, international conflict, political and governmental actions which could harm our business.
Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities are located which could disrupt manufacturing and commercial operations.
We are subject to changes in legislative, regulatory and legal developments involving income taxes.
We are subject to U.S. federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity. Currently, a significant amount of our revenue is generated from customers located outside of the United States, and an increasingly greater portion of our assets and employees are located outside of the United States. U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.
Future legislation may substantially reduce (or have the effect of substantially reducing) our ability to defer U.S. taxes on profit permanently reinvested outside the United States. Additionally, they could have a negative impact on our ability to compete in the global marketplace.

We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current and/or acquired businesses could adversely affect our operating results and financial position.
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
The market price of shares of our common stock may be volatile. Among the factors that could affect our common stock price are those discussed above under “Risks Factors” as well as:
•	domestic and international economic and political factors unrelated to our performance;
•	quarterly fluctuation in our operating income and earnings per share results;
•	decline in demand for our products;
•	significant strategic actions by our competitors, including new product introductions or technological advances;
•	fluctuations in interest rates;
•	cost increases in energy, raw materials, intermediate components or materials, or labor; and
•	changes in revenue or earnings estimates or publication of research reports by analysts.
In addition, stock markets may experience extreme volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

ITEM 1B —	UNRESOLVED STAFF COMMENTS
None.

ITEM 2 —	PROPERTIES
We have manufacturing, sales and service facilities throughout the United States and in Canada, Mexico, India, China, Australia, Thailand and Europe.
Our Electrical segment currently includes 108 manufacturing, service and distribution facilities, of which 45 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 8.1 million square feet of space of which approximately 44% are leased.
Our Mechanical segment currently includes 11 manufacturing, service and distribution facilities, of which six are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 0.8 million square feet of space of which approximately 5% are leased.
At January 1, 2011, the Mechanical segment had one building and the Electrical segment had four buildings totaling approximately 0.5 million square feet that were available for sale due to consolidation of manufacturing in other locations.
Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.
Electrical Segment

Location	Sq Footage	Status	Use
Wuxi, China	623,268	Owned	Manufacturing
Wausau, WI	498,329	Owned	Manufacturing
Kolkata, India	472,708	Owned	Manufacturing
Juarez, Mexico — 2	412,000	Owned & Leased	Manufacturing
Shanghai, China — 3	321,472	Owned & Leased	Manufacturing
Reynosa, Mexico	320,000	Owned	Manufacturing
Hengli, China	292,757	Leased	Manufacturing
Springfield, MO	290,000	Owned	Manufacturing
Eldon, MO — 2	276,000	Owned	Warehouse
Milan, Italy	244,091	Leased	Manufacturing
Cassville, MO	238,838	Owned & Leased	Manufacturing
Changzhou, China	235,755	Owned	Manufacturing
Monterrey, Mexico — 2	235,624	Leased	Manufacturing
Indianapolis, IN	220,832	Leased	Warehouse
Faridabad, India	220,000	Leased	Manufacturing
Piedras, Mexico — 2	210,155	Leased	Manufacturing
Lebanon, MO	186,900	Owned	Manufacturing
Bangkok, Thailand — 2	169,660	Owned	Manufacturing & Warehouse
Rowville, Australia — 3	168,552	Leased	Manufacturing & Warehouse
Dandenong, South Australia — 4	162,693	Leased	Manufacturing & Warehouse
Eibergen, Netherlands	146,874	Owned	Warehouse
Erwin, TN — 4	130,630	Owned	Manufacturing
Auckland, New Zealand — 3	120,857	Leased	Warehouse
Pharr, TX	120,000	Leased	Warehouse
Lincoln, MO	120,000	Owned	Manufacturing
McAllen, TX	116,288	Owned	Manufacturing
Tomago, Australia	114,937	Leased	Warehouse
Blytheville, AR	107,000	Leased	Manufacturing
West Plains, MO	106,000	Owned	Manufacturing
Black River Falls, WI	103,000	Owned	Manufacturing
All Other — 61	1,116,314	(1)	(1)

Mechanical Segment

Location	Sq Footage	Status	Use
Liberty, SC	173,516	Owned	Manufacturing
Aberdeen, SD	164,960	Owned	Manufacturing
Shopiere, WI	132,000	Owned	Manufacturing
Union Grove, WI	122,000	Owned	Manufacturing
All Other — 7	255,180	(2)	(2)

(1)
Less significant manufacturing, service and distribution and engineering facilities located in North America, Europe, Asia, Australia, South America, and Africa: Electrical leased square footage 3,534,491.

(2)	Mechanical leased square footage 45,680.

ITEM 3 —	LEGAL PROCEEDINGS
In July 2009, we filed a response and counterclaims in an action initiated by Nordyne, Inc. (“Nordyne”) on February 4, 2009, in the U.S. District Court for the Eastern District of Missouri. In the action, Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patent U.S. Patent No. 5,592,058 (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid. In our response and counterclaims against Nordyne, we deny that Nordyne is entitled to relief and we seek a judgment that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it G7 furnace systems and iQ Drive 23-seer air conditioning systems. We also have requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement. On February 2, 2011, the Court issued a claim construction order in which it held that some of the claims in the ‘058 Patent contain limitations that are indefinite and thus invalid. However, other claims of the ‘058 Patent were not affected by this ruling and remain to be litigated in the action. We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person. We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.
One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we do not believe these claims, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition. However, we cannot predict the outcome of these claims, the nature or extent of remedial actions, if any, we may need to undertake with respect to motors that remain in the field, or the costs we may incur, some of which could be significant.
We are, from time to time, party to other litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. We accrue for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit will have a material effect on our results of operations or financial position.

ITEM 4 —	REMOVED AND RESERVED

PART II

ITEM 5 —	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from December 28, 2008 through January 1, 2011.

	2010			2009
	Price Range			Price Range
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
1st Quarter	$60.78	$47.40	$0.16	$38.83	$25.81	$0.16
2nd Quarter	65.63	55.48	0.17	42.65	29.99	0.16
3rd Quarter	65.07	55.09	0.17	49.26	38.76	0.16
4th Quarter	69.54	55.27	0.17	53.76	43.43	0.16
We have paid 202 consecutive quarterly dividends through January 2011. The number of record holders of common stock as of February 22, 2011 was 547.
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended January 1, 2011.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May be
2010 Fiscal	Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Month	Purchased	per Share	or Programs	Plan or Programs
October 3 to November 6	1,728	$55.27	—	2,115,900

November 7 to December 4		$—	—	2,115,900

December 5 to January 1, 2011		$—	—	2,115,900

Total	1,728		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to a) have us withhold shares of common stock otherwise issuable under the award, b) tender back shares received in connection with such award or c) deliver previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. The shares listed under “Total Number of Shares Purchased” relate to our repurchases under these equity incentive plans.
Our Board of Directors has approved repurchase programs of up to 3,000,000 shares of common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through January 1, 2011, we repurchased 884,100 shares at an average purchase price of $21.96 per share under this program. (See Note 10 of Notes to the Consolidated Financial Statements.)
Item 12 of this Annual Report on Form 10-K contains certain information relating to our equity compensation plans.

Stock Performance
The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor’s Mid Cap 400 Index, and (3) the Standard & Poor’s 400 Electrical Components and Equipment Index, for the period December 31, 2005 through January 1, 2011. In each case, the graph assumes the investment of $100.00 on December 31, 2005.

	2006	2007	2008	2009	2010
Regal Beloit Corporation	150.14	130.17	99.95	155.21	201.74
S&P MidCap 400 Index	110.32	119.12	72.66	104.35	132.15
S&P 400 Electrical Components & Equipment	112.38	141.06	86.03	118.45	171.31

ITEM 6 —	SELECTED FINANCIAL DATA
The selected statement of income data for fiscal 2010, 2009, and 2008, and the selected balance sheet data at January 1, 2011 and January 2, 2010 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2007 and 2006 and the selected balance sheet data at December 27, 2008, December 29, 2007 and December 30, 2006 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data)
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2010	2009	2008	2007	2006
Net Sales	$2,237,978	$1,826,277	$2,246,249	$1,802,497	$1,619,545
Income from Operations	237,735	159,520	230,431	206,060	194,017
Net Income Attributable to Regal Beloit	149,379	95,048	125,525	115,499	107,156
Total Assets	2,449,136	2,112,237	2,023,496	1,862,247	1,437,559
Long-Term Debt	428,256	468,065	560,127	552,917	313,351
Regal Beloit Shareholders’ Equity	1,361,960	1,167,824	825,987	861,750	755,984
Per Share Data:
Earnings — Basic	3.91	2.76	4.00	3.70	3.47
Earnings — Assuming Dilution	3.84	2.63	3.78	3.40	3.20
Cash Dividends Declared	0.67	0.64	0.63	0.59	0.55
Shareholders’ Equity	35.27	33.85	26.35	27.57	24.51
Weighted Average Shares Outstanding (in 000’s):
Basic	38,236	34,499	31,343	31,252	30,847
Assuming Dilution	38,922	36,132	33,251	33,921	33,504

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 1, 2011 as “fiscal 2010,” the fiscal year ended January 2, 2010 as “fiscal 2009,” and the fiscal year ended December 27, 2008 as “fiscal 2008.” Fiscal 2010 had 52 weeks, fiscal 2009 had 53 weeks, and fiscal 2008 had 52 weeks.
Overview
We are a global manufacturer of electric motors and controls, electric generators and controls, and mechanical motion control products. Many of our products feature energy efficient technology, and electronics. Our energy efficiency products can offer lower operating costs to our customers and promote sustainability. Our products are used in a variety of essential commercial, industrial, commercial refrigeration and heating, ventilation, and air conditioning (“HVAC”), applications, and we believe we have one of the most comprehensive product lines in the industries we serve. We sell our products to a diverse global customer base using more than 30 recognized brand names through a multi-channel distribution model to leading original equipment manufacturers (“OEMs”), distributors and end users for a wide variety of applications. We believe this strategy, coupled with a high level of customer service, provides us with a competitive selling advantage and allows us to more fully serve our customers.
We have two reporting segments: Electrical and Mechanical. Our electrical products primarily include HVAC motors, a full line of AC and DC commercial and industrial electric motors, electric generators and controls, high-performance drives and controls, and capacitors. Our mechanical products primarily include gears and gearboxes, marine transmissions, high-performance automotive transmissions and ring and pinions, manual valve actuators, and electrical connectivity devices.
On an ongoing basis, we focus on a variety of key indicators to monitor business performance. These indicators include organic and total sales growth (including volume and price components), gross profit margin, operating profit, net income and earnings per share, and measures to optimize the management of working capital, capital expenditures, cash flow and Return On Invested Capital (ROIC). We monitor these indicators, as well as our corporate governance practices (including the Company’s Code of Business Conduct and Ethics), to ensure that we maintain business health and strong internal controls.
To achieve our financial objectives, we are focused on initiatives to drive and fund growth. We seek to capture significant opportunities for growth by identifying and meeting customer product needs within our core product categories, developing new products, and identifying category expansion opportunities. We meet these customer product needs through focused product research and development efforts as well as through a disciplined acquisition strategy. Our acquisition strategy emphasizes acquiring companies that offer market growth potential as a result of geographic base, technology or industry expansion. The cash flow needed to fund our growth is developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization.
We also prioritize investments that generate higher return on capital businesses. Our management team is compensated based on a modified Economic Value Added (EVA) program which reinforces capital allocation disciplines that drive increases in shareholder value. The key metrics in our program include total sales growth, organic sales growth, operating margin percent, operating cash flow as a percent of net income and ROIC.
Given the global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Specifically, we are experiencing continued increases in the costs for commodity inputs, including copper, steel and aluminum, which are the primary materials used in manufacturing our products. We are unable to predict the future costs of these commodities, and continued increases in these costs may adversely affect our operating margins if we are unable to offset cost increases through price, productivity or other means.

Results of Operations
Net Sales

	(In millions)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net Sales	$2,238.0	$1,826.3	$2,246.2
Sales growth rate	22.5%	(18.7%)	24.6%

Net Sales by Segment:
Electrical segment	$2,002.0	$1,637.7	$1,998.6
Sales growth rate	22.3%	(18.1%)	28.2%
Mechanical segment	$236.0	$188.6	$247.6
Sales growth rate	25.1%	(23.8%)	1.7%
Fiscal 2010 Compared to Fiscal 2009
Net sales for fiscal 2010 were $2.2 billion, a 22.5% increase over fiscal 2009 net sales of $1.8 billion. Net sales for fiscal 2010 included $119.5 million of incremental net sales related to the acquisitions of CMG Engineering Group Pty, Ltd., Air-Con Technology, Rotor B.V., Elco Group B.V., South Pacific Rewinders and Unico, Inc. that occurred in fiscal 2010 (we refer to these businesses as the “2010 acquired businesses”; see Note 5 of Notes to the Consolidated Financial Statements).
In the Electrical segment, net sales for fiscal 2010 were $2.0 billion, a 22.3% increase over fiscal 2009 net sales of $1.6 billion. Fiscal 2010 net sales for the Electrical segment included $92.6 million of incremental net sales related to the 2010 acquired businesses. The increase in net sales in the Electrical segment was primarily due to volume increases, the effects of product price increases we implemented in an effort to offset increasing raw material costs, and new product introductions, resulting in (i) an 11.8% increase from fiscal 2009 in U.S. sales of residential HVAC products for the replacement market benefitting from the effects of the economic stimulus providing a tax credit to consumers for the purchase of certain energy-efficient products, (ii) a 16.8% increase from fiscal 2009 in sales of commercial and industrial motors driven by improving industrial demand in the U.S., and (iii) 14.1% increase from fiscal 2009 in generator sales due primarily to generally improving economic conditions.
In the Mechanical segment, net sales for fiscal 2010 were $236.0 million, a 25.1% increase over fiscal 2009 net sales of $188.6 million. The increase in net sales in the Mechanical segment was primarily due to improved business conditions in the industrial markets. Fiscal 2010 net sales for the Mechanical segment included $26.9 million of incremental net sales related to the 2010 acquired businesses.
High efficiency product sales across our business represented 17.9% of net sales for fiscal 2010, a $73.5 million increase from fiscal 2009. High efficiency product sales also represented 17.9% of net sales for fiscal 2009.
From a geographic perspective, Asia-based net sales increased 55.3% for fiscal 2010 compared to fiscal 2009. In total, net sales to regions outside of the United States were 31.6% of total net sales for fiscal 2010 compared to 26.9% of total net sales for fiscal 2009. The positive impact of foreign currency exchange rates increased total net sales by 0.4% for fiscal 2010 compared to fiscal 2009.
Fiscal 2009 Compared to Fiscal 2008
Net sales for fiscal 2009 were $1.8 billion, an 18.7% decrease over fiscal 2008 net sales of $2.2 billion. Net sales for fiscal 2009 included $57.8 million of incremental net sales related to the 2008 acquired businesses and the CPT acquisition completed on January 2, 2009.
In the Electrical segment, sales decreased 18.1% including the impact of the acquisitions noted above. Exclusive of the acquired businesses, Electrical segment sales decreased 21.0%. Sales for the residential HVAC motor business were negatively impacted by weak housing markets; however, economic stimulus related spending, higher efficiency product mix, and low prior year comparables resulted in a 6.8% decrease during fiscal 2009 for the HVAC residential market.
Driven by weak end markets, commercial and industrial motor sales in North America for fiscal 2009 decreased 25.5% over sales for fiscal 2008. Global generator sales decreased 42.6% for fiscal 2009 compared to fiscal 2008.
Sales in the Mechanical segment decreased 23.8% from fiscal 2008. Weakness in end markets for all Mechanical segment businesses was experienced in fiscal 2009 as a result of weak industrial markets.

High efficiency product sales represented 17.9% of net sales for fiscal 2009 compared to 12.8% for fiscal 2008.
From a geographic perspective, Asia-based net sales decreased 23.5% for fiscal 2009 compared to fiscal 2008. In total, net sales to regions outside of the United States were 26.9% of total net sales for fiscal 2009 compared to 27.3% of total net sales for fiscal 2008. The negative impact of foreign currency exchange rates decreased total net sales by 0.3% for fiscal 2009 compared to fiscal 2008.
Gross Profit

	(In thousands)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Gross Profit	$549,350	$424,224	$500,680
Gross profit percentage	24.5%	23.2%	22.3%

Gross Profit by Segment:
Electrical segment	$486,117	$379,017	$428,778
Gross profit percentage	24.3%	23.1%	21.5%
Mechanical segment	$63,233	$45,207	$71,902
Gross profit percentage	26.8%	24.0%	29.0%
Fiscal 2010 Compared to Fiscal 2009
The gross profit margin for fiscal 2010 was 24.5% compared to 23.2% for fiscal 2009.
The gross profit margin for the Electrical segment was 24.3% for fiscal 2010 compared to 23.1% for fiscal 2009. The increase in Electrical segment gross margins was primarily due to (i) volume increases, (ii) the effects of product price increases implemented in an effort to offset increasing raw material costs, (iii) cost reduction efforts, including the benefit from plant consolidations, and (iv) a mix change toward higher efficiency products. The increase in Electrical segment gross margins was partially offset by (i) higher costs for raw materials such as copper, aluminum, energy, and other material inputs (in particular, the accelerating prices for copper in 2010, which is a key commodity input in the production of electrical motors and generators), (ii) incremental costs incurred in an effort to mitigate the impact to customers of supply chain disruptions experienced in the second and third quarters, including incremental costs associated with expedited transportation expenses, plant labor inefficiencies and costs to qualify new vendors, and (iii) the impact of purchase accounting adjustments related to the 2010 acquired businesses.
The gross profit margin for the Mechanical segment was 26.8% for fiscal 2010 compared to 24.0% for fiscal 2009. The increase in Mechanical segment gross margins was primarily due to positive fixed cost absorption impacts of higher production volumes.
Fiscal 2009 Compared to Fiscal 2008
The gross profit margin for fiscal 2009 was 23.2% compared to 22.3% for fiscal 2008.
The gross profit margin for the Electrical segment was 23.1% for fiscal 2009 compared to 21.5% for fiscal 2008. The increase in Electrical segment gross margins was primarily due to (i) cost reduction efforts, including the benefit from plant consolidations, (ii) a mix change toward higher efficiency products, and (iii) short term net material cost savings. The increase in Electrical segment gross margins was partially offset by negative fixed cost absorption due to lower sales and production levels.
The gross profit margin for the Mechanical segment was 24.0% for fiscal 2009 compared to 29.0% for fiscal 2008. The decrease in Mechanical segment gross margins was primarily due to negative fixed cost absorption impacts of lower production volumes.

Operating Expenses

	(In thousands)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Operating Expenses	$311,615	$264,704	$270,249
As a percentage of net sales	13.9%	14.5%	12.0%

Operating Expenses by Segment:
Electrical segment	$275,886	$234,117	$237,246
As a percentage of Electrical segment net sales	13.8%	14.3%	11.9%
Mechanical segment	$35,729	$30,587	$33,003
As a percentage of Mechanical segment net sales	15.1%	16.2%	13.3%
Fiscal 2010 Compared to Fiscal 2009
Operating expenses were $311.6 million, or 13.9% of net sales, for fiscal 2010 compared to $264.7 million, or 14.5% of net sales, for fiscal 2009. Operating expenses for the Electrical segment were $275.9 million, or 13.8% of Electrical segment net sales, for fiscal 2010 compared to $234.1 million, or 14.3% of Electrical segment net sales, for fiscal 2009. Operating expenses for the Mechanical segment were $35.7 million, or 15.1% of Mechanical segment net sales, for fiscal 2010 compared to $30.6 million, or 16.2% of Mechanical segment net sales, for fiscal 2009.
The increases in operating expenses for fiscal 2010 in both the Electrical segment and the Mechanical segment were primarily due to higher variable compensation and other expenses related to higher sales volume. Operating expenses for fiscal 2010 also included (i) an incremental $28.4 million related to the 2010 acquired businesses, and (ii) $6.6 million of acquisition and diligence related expenses compared to $0.3 million for fiscal 2009.
Fiscal 2009 Compared to Fiscal 2008
Operating expenses were $264.7 million, or 14.5% of net sales, for fiscal 2009 compared to $270.2 million, or 12.0% of net sales, for fiscal 2008. Operating expenses for the Electrical segment were $234.1 million, or 14.3% of Electrical segment net sales, for fiscal 2009 compared to $237.2 million, or 11.9% of Electrical segment net sales, for fiscal 2008. Operating expenses for the Mechanical segment were $30.6 million, or 16.2% of Mechanical segment net sales, for fiscal 2009 compared to $33.0 million, or 13.3% of Mechanical segment net sales, for fiscal 2008.
The decreases in operating expenses for fiscal 2009 in both the Electrical segment and the Mechanical segment were primarily due to significant operating cost reductions as sales volumes decreased due to the economic slowdown.
Income from Operations

	(In thousands)
	2010	2009	2008
Income from Operations	$237,735	$159,520	$230,431
As a percentage of net sales	10.6%	8.7%	10.3%

Income from Operations by Segment:
Electrical segment	$210,231	$144,901	$191,532
As a percentage of net sales	10.5%	8.8%	9.6%
Mechanical segment	$27,504	$14,619	$38,899
As a percentage of net sales	11.7%	7.8%	15.7%
Fiscal 2010 Compared to Fiscal 2009
Income from operations was $237.7 million, or 10.6% of net sales, for fiscal 2010 compared to $159.5 million, or 8.7% of net sales, for fiscal 2009. Income from operations for the Electrical segment was $210.2 million, or 10.5% of Electrical segment net sales, for fiscal 2010 compared to $144.9 million, or 8.8% of Electrical segment net sales, for fiscal 2009. Income from operations for the Mechanical segment was $27.5 million, or 11.7% of Mechanical segment net sales, for fiscal 2010 compared to $14.6 million, or 7.8% of Mechanical segment net sales for fiscal 2009.
The increases in income from operations for fiscal 2010 in both the Electrical segment and the Mechanical segment were primarily due to volume and price increases, partially offset by higher commodity input costs and higher operating expenses from the 2010 acquired businesses.

Fiscal 2009 Compared to Fiscal 2008
Income from operations was $159.5 million, or 8.7% of net sales, for fiscal 2009 compared to $230.4 million, or 10.3% of net sales, for fiscal 2008. Income from operations for the Electrical segment was $144.9 million, or 8.8% of Electrical segment net sales, for fiscal 2009 compared to $191.5 million, or 9.6% of Electrical segment net sales, for fiscal 2009. Income from operations for the Mechanical segment was $14.6 million, or 7.8% of Mechanical segment net sales, for fiscal 2009 compared to $38.9 million, or 15.7% of Mechanical segment net sales, for fiscal 2008.
Income from operations declined, but was partially offset by cost reduction efforts, including the benefit from plant consolidations, a mix toward higher efficiency products in fiscal 2009, and short term net material cost savings. Offsetting these factors were negative impacts from lower fixed cost absorption.
Interest Expense, Net

	(In thousands)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Interest Expense, Net	$17,006	$21,565	$31,168
Year End Weighted Average Interest Rate	4.1%	3.6%	4.1%
Fiscal 2010 Compared to Fiscal 2009
Net interest expense for fiscal 2010 was $17.0 million compared to $21.6 million for fiscal 2009 due to lower debt levels in fiscal 2010. Interest income increased for fiscal 2010 due to higher cash balances as a result of our operating cash flow (see “- Liquidity and Capital Resources”).
Fiscal 2009 Compared to Fiscal 2008
Net interest expense for fiscal 2009 was $21.6 million compared to $31.2 million for fiscal 2008. During fiscal 2009, interest expense decreased driven by the redemption of $75.8 million of convertible notes (see Note 8 of Notes to the Consolidated Financial Statements). Interest income increased in fiscal 2009 due to higher cash balances as a result of operating cash flow and the proceeds from the public offering of common stock in May 2009 (see “- Liquidity and Capital Resources”).
Effective Tax Rate

	(In thousands)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Income Taxes	$66,045	$39,276	$70,349
Effective Tax Rate	29.9%	28.5%	35.3%
Fiscal 2010 Compared to Fiscal 2009
The effective tax rate for fiscal 2010 was 29.9% compared to 28.5% for fiscal 2009. The increase in the effective tax rate was primarily due to changes in the global distribution of income (see Note 11 of Notes to the Consolidated Financial Statements).
Fiscal 2009 Compared to Fiscal 2008
The effective tax rate for fiscal 2009 was 28.5% compared to 35.3% for fiscal 2008. The decrease in the effective tax rate was primarily due to changes in the global distribution of income, as well as adjustments to tax reserves due to a statutory expiration (see Note 11 of Notes to the Consolidated Financial Statements).
Net Income Attributable to Regal Beloit Corporation

	(In millions, except per share data)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net Income Attributable to Regal Beloit Corporation	$149.4	$95.0	$125.5
Fully Diluted Earnings per Share	$3.84	$2.63	$3.78
Average Number of Diluted Shares	38.9	36.1	33.3

Fiscal 2010 Compared to Fiscal 2009
Net Income Attributable to Regal Beloit Corporation for fiscal 2010 was $149.4 million, an increase of 57.2% compared to $95.0 million for fiscal 2009. Fully diluted earnings per share were $3.84 for fiscal 2010 compared to $2.63 for fiscal 2009. The average number of diluted shares was 38,921,699 during fiscal 2010 compared to 36,131,607 during fiscal 2009.
Fiscal 2009 Compared to Fiscal 2008
Net Income Attributable to Regal Beloit Corporation for fiscal 2009 was $95.0 million, a decrease of 24.3% compared to $125.5 million for fiscal 2008. Fully diluted earnings per share were $2.63 for fiscal 2009 compared to $3.78 for fiscal 2008. The average number of diluted shares was 36,131,607 during fiscal 2009 compared to 33,250,689 during fiscal 2008.
Liquidity and Capital Resources
General
Our principal source of liquidity is operating cash flow which we target to equal or exceed our net income. In addition to operating income, other significant factors affecting our liquidity management include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long term capital at acceptable terms.
Our working capital was $688.7 million at January 1, 2011, an increase of 2.7% from $670.3 million at year-end 2009. At January 1, 2011, our current ratio (which is the ratio of our current assets to current liabilities) was 2.7:1 compared to 3.2:1 at January 2, 2010.
Cash flow provided by operating activities (“operating cash flow”) was $175.4 million for fiscal 2010, a $139.5 million decrease from fiscal 2009. The decrease was driven by a combined $158.5 increase in the level of accounts receivable, inventory and accounts payable as a result of the increased level of sales. These working capital components used $62.3 million of operating cash in fiscal 2010 compared to providing $96.2 million in fiscal 2009.
Cash flow used in investing activities was $194.7 million for fiscal 2010, $43.1 million more than in fiscal 2009, driven by $211.9 of acquisition costs and partially offset by the net sales of investment securities of $60.7 million. In addition, capital spending increased to $45.0 million for fiscal 2010 from $33.6 million for fiscal 2009. Our commitments for property, plant and equipment as of January 1, 2011 were approximately $5.5 million. In fiscal 2011, we anticipate capital spending will increase to approximately $90.0 million, as we fund (i) the purchase of our factory in Faridabad, India, which is currently leased, and (ii) the construction and relocation of two of our factories in China as required by the Chinese government. We believe that our present manufacturing facilities, augmented by these planned capital expenditures in fiscal 2011, will be sufficient to provide adequate capacity for our operations in 2011.
Cash flow used in financing activities was $70.3 million for fiscal 2010, compared to cash flow provided of $32.9 million for fiscal 2009. On May 22, 2009, we completed a public offering of 4,312,500 shares of our common stock at a price of $36.25 per share, resulting in $150.4 million of net proceeds. We paid $25.1 million in dividends to shareholders in fiscal 2010.
At January 1, 2011, we have $250.0 million of senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among us and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”). These interest rates vary as LIBOR varies. The Agreement permits us to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes. At January 1, 2011 the interest rate of 0.9% was based on a margin over LIBOR.
Our $500.0 million revolving credit facility (the “Facility”) permits us to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our senior funded debt to our EBITDA. As of January 1, 2011, we had approximately $45.8 million in standby letters of credit issued under the Facility and $454.2 million in available borrowings under the Facility. The average balance outstanding in direct borrowings under the Facility in fiscal 2010 was $1.4 million. The Facility matures in April 2012.
On June 16, 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. At January 1, 2011, the interest rate of 1.0% was based on a margin over LIBOR. The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all debt covenants as of January 1, 2011.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 to Notes to the Consolidated Financial Statements).
As of January 1, 2011, we have no convertible notes that remain outstanding. During fiscal 2010, the final $39.2 million face value bonds were converted. We paid the par value in cash and issued approximately 0.9 million shares for the conversion premium. During fiscal 2009, several bondholders exercised their conversion right for a total of $75.8 million of convertible notes. The par value of the convertible notes was paid in cash and the conversion premium was paid through issuance of approximately 1.4 million shares of stock.
As part of the acquisitions made during fiscal 2010 (see note 5 of Notes to the Consolidated Financial Statements), we assumed $11.1 million of short-term and long-term debt. At January 1, 2011, $1.5 million of the short-term acquired debt remains outstanding and $2.4 million of the long-term acquired debt remains outstanding.
At January 1, 2011, one of our foreign subsidiaries had outstanding short-term borrowings of $7.0 million denominated in local currency with a fixed interest rate of 5.6%. At January 2, 2010 one of our foreign subsidiaries had outstanding short-term borrowings of $8.2 million, denominated in local currency with a weighted average interest rate of 1.9%.
At January 1, 2011, additional notes payable of approximately $14.9 million were outstanding with a weighted average interest rate of 4.7%.
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At January 1, 2011, net of interest rate swaps, we had $266.4 million of fixed rate debt and $170.5 million of variable rate debt. The variable rate debt is primarily under our Term Loan with an interest rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at January 1, 2011 would result in a change in net income of approximately $0.1 million.
Predominately, all of our expenses are paid in cash, often with payment term provisions that include early payment discounts and time elements. We believe that our ability to generate positive cash flow, coupled with our available revolver balance will be sufficient to fund our operations for the foreseeable future. We focus on optimizing our investment in working capital through improved and enforced payment terms and operational efficiencies. Additionally, we believe that our capital expenditures for maintenance of equipment and facilities will be consistent with prior levels and not present a funding challenge.
We were in compliance with all of our financial covenants at the end of fiscal 2010. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
The primary financial covenants on our Notes, Term Loan, and the Facility include ratios of debt to EBITDA (as defined in each agreement) and minimum interest coverage ratios of EBITDA to interest expense. The debt to EBITDA covenant ratio requires us to be less than 3.75:1, and our ratio at January 1, 2011 was approximately 1.4:1. The minimum interest coverage ratio requires us to be greater than 3.0:1, and our ratio at January 1, 2011 was approximately 16.3:1.
We will, from time to time, maintain excess cash balances which may be used to fund operations, repay outstanding debt and will be available for other investments which may include acquisitions of businesses or product lines, dividends, investments in new product development programs and the repurchase of our commons stock.
Our projections are based on all information known to us, which may change based on global economic events, our financial performance, actions by our customers and competitors and other factors discussed in “Risk Factors.”
EPC Acquisition
We plan to fund the $700 million cash consideration in the EPC Acquisition with a combination of existing cash, borrowings under the Facility, and additional debt.
Litigation
In July 2009, we filed a response and counterclaims in an action initiated by Nordyne, Inc. (“Nordyne”) on February 4, 2009, in the U.S. District Court for the Eastern District of Missouri. In the action, Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on our ECM (electronically commutated motor) systems patent U.S. Patent No. 5,592,058 (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid. In our response and counterclaims against Nordyne, we deny that Nordyne is entitled to relief and we seek a judgment that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it G7 furnace systems and iQ Drive 23-seer air conditioning systems. We also have requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement. On February 2, 2011, the Court issued a claim construction order in which it held that some of the claims in the ‘058 Patent contain limitations that are indefinite and thus invalid. However, other claims of the ‘058 Patent were not affected by this ruling and remain to be litigated in the action. We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person. We do not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we do not believe these claims, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition. However, we cannot predict the outcome of these claims, the nature or extent of remedial actions, if any, we may need to undertake with respect to motors that remain in the field, or the costs we many incur, some of which could be significant.
We are, from time to time, party to other litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. We accrue for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit will have a material effect on our results of operations or financial position.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

	Debt
	Including			Purchase	Total
Payments due by Period	Estimated	Operating	Pension	and Other	Contractual
(1)	Interest Payments (2)	Leases	Obligations	Obligations	Obligations
Less than 1 Year	$24.7	$22.4	$2.2	$273.0	$322.3
1 - 3 Years	197.0	30.9	—	—	227.9
3 - 5 Years	168.6	13.4	—	—	182.0
More than 5 Years	116.5	9.4	—	—	125.9

Total	$506.8	$76.1	$2.2	$273.0	$858.1

The following is a summary of our contractual obligations and payments due by period as of January 1, 2011 (in millions):

(1)
The timing and future spot prices affect the settlement values of our hedge obligations related to commodities, currency and interest rate swap agreements. Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after 2010 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of January 1, 2011.

(2)	Variable rate debt based on January 1, 2011 rates.
We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”
At January 1, 2011, we had outstanding standby letters of credit totaling approximately $45.8 million. We had no other material commercial commitments.
We did not have any material variable interest entities as of January 1, 2011 and January 2, 2010. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following critical accounting policies could have the most significant effect on our reported results.
Goodwill
We evaluate the carrying amount of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. When applying the accounting guidance, we use estimates to determine when it might be necessary to take an impairment charge. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. We perform our required annual goodwill impairment test as of the end of the October fiscal month each year.
The key assumptions used in the discounted cash flow valuation model used to estimate fair value include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long term growth rates. The calculated fair values for our 2010 impairment testing exceed the carrying values of the reporting units. The two reporting units that compromise approximately 82% of the total consolidated carrying value at January 1, 2011 had a combined excess of approximately 90% estimated fair value over carrying value. We had two reporting units with a total of $27.3 million of goodwill at January 1, 2011 that had an estimated fair value that was less than 15% over carrying value.

Intangible Assets
We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. When applying the accounting guidance we use estimates to determine when an impairment is necessary. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. (See also Note 7 of Notes to the Consolidated Financial Statements).
Derivatives
We periodically enter into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities. We also use a cash hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. Finally, we also have certain LIBOR-based floating rate borrowings that expose us to variability in interest rates that have been swapped into a pay fixed/receive LIBOR based interest rate swap agreement.
The fair value of derivatives is recorded on the consolidated balance sheet and the value is determined based on level 2 inputs. (See Note 14 of Notes to the Consolidated Financial Statements.)
Retirement Plans
Approximately half of our domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. The defined benefit pension plans covering a majority of our domestic employees were frozen to new employees as of January 1, 2009. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.
Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year. Based on the annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.25% and used a discount rate ranging from 5.2% to 5.9% for its defined benefit pension plans as of January 1, 2011. (See also Note 9 of the Consolidated Financial Statements).
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
Additional information regarding income taxes is contained in Note 11 of Notes to the Consolidated Financial Statements.
Further discussion of our accounting policies is contained in Note 3 of Notes to the Consolidated Financial Statements.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk relating to our operations due to changes in interest rates, foreign currency exchange rates and commodity prices of purchased raw materials. We manage the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as interest rate swaps, commodity cash flow hedges and foreign currency forward exchange contracts. All hedging transactions are authorized and executed pursuant to clearly defined polices and procedures, which strictly prohibit the use of financial instruments for speculative purposes.
All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (loss) (“AOCI”) in each accounting period. An ineffective portion of the hedges change in fair value, if any, is recorded in earnings in the period of change.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At January 1, 2011, net of interest rate swaps, we had $266.4 million of fixed rate debt and $170.5 million of variable rate debt. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at January 1, 2011, would result in a change in after-tax annualized earnings of approximately $0.1 million. We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding the instruments, as of January 1, 2011, are as follows:

	Notional		Rate		Fair Value
Instrument	Amount	Maturity	Paid	Rate Received	(Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($21.1) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($18.0) million
As of January 1, 2011 and January 2, 2010, the interest rate swap liability of ($39.1) million and ($31.2) million was included in Hedging Obligations, respectively. The unrealized loss on the effective portion of the contracts of ($24.2) million and ($19.3) million, net of tax as of January 1, 2011 and January 2, 2010, respectively, was recorded in AOCI.
Foreign Currency Risk
We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency exchange contracts to manage our exposure on the transactions denominated in currencies other than the applicable functional currency. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.
As of January 1, 2011, derivative currency assets (liabilities) of $7.3 million, $1.4 million, ($0.1) million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively. As of January 2, 2010, derivative currency assets (liabilities) of $0.2 million, $1.1 million, and ($5.5) million are recorded in Prepaid Expenses, Other Noncurrent Assets, and Hedging Obligations, respectively. The unrealized gain (loss) on the effective portion of the contracts of $5.1 million net of tax, and ($2.7) million net of tax, as of January 1, 2011 and January 2, 2010, was recorded in AOCI. At January 1, 2011, we had an additional immaterial amount of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2010, we had an additional ($0.6) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on January 1, 2011 (dollars in millions):

			Foreign Exchange
			Gain/(Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$86.3	$7.9	$8.6	$(8.6)
Australian Dollar	2.4	(0.1)	0.2	(0.2)
Indian Rupee	36.4	0.5	3.6	(3.6)
Chinese Renminbi	8.9	0.2	0.9	(0.9)
It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables and payables.
Commodity Price Risk
We periodically enter into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities. These transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.
Derivative commodity assets (liabilities) of $24.9 million, $4.2 million, and ($0.1) are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively, at January 1, 2011. Derivative commodity assets of $4.4 million are recorded in Prepaid Expenses at January 2, 2010. The unrealized gain on the effective portion of the contracts of $17.8 million net of tax and $2.2 million net of tax, as of January 1, 2011 and January 2, 2010, respectively, was recorded in AOCI. At January 1, 2011, we had an additional $4.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2010, we had an additional $2.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on January 1, 2011 (dollars in millions):

			Commodity Purchase Price
			Gain/(Loss) From:
	Notional		10% Increase of	10% Decrease of
Commodity	Amount	Fair Value	Commodity Prices	Commodity Prices
Copper	$106.3	$28.5	$10.6	$(10.6)
Aluminum	4.2	0.6	0.4	(0.4)
Zinc	0.2	—	—	—
Natural Gas	0.7	(0.1)	—	—
It is important to note that gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $2.8 million gain at January 1, 2011 includes $13.0 million of net current deferred gains expected to be realized in the next twelve months.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Information
(Unaudited)

	(In Thousands, Except Per Share Data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Net Sales	$507,318	$443,274	$584,181	$454,550	$590,801	$465,192	$555,678	$463,261
Gross Profit	130,915	90,570	143,504	94,622	144,664	113,869	130,267	125,163
Income from Operations	62,765	28,192	66,799	29,467	69,883	48,318	38,288	53,543
Net Income	39,868	13,976	42,775	17,521	45,880	31,672	26,161	35,510
Net Income Attributable to Regal Beloit Corporation	37,762	12,787	41,720	16,452	44,654	31,150	25,243	34,659
Earnings Per Share (1) :
Basic	1.10	0.41	1.09	0.49	1.16	0.86	0.65	0.94
Assuming Dilution	0.98	0.39	1.07	0.47	1.14	0.82	0.65	0.90
Weighted Average Number of Shares Outstanding
Basic	37,446	31,457	38,310	33,256	38,581	36,056	38,607	37,031
Assuming Dilution	38,622	32,595	38,954	35,105	39,023	38,183	39,052	38,410

Net Sales
Electrical	$457,245	$391,362	$522,790	$407,244	$527,789	$422,006	$494,165	$417,056
Mechanical	50,073	51,912	61,391	47,306	63,012	43,186	61,513	46,205

Income from Operations
Electrical	56,340	21,906	58,835	25,339	62,038	45,796	33,016	51,860
Mechanical	6,425	6,286	7,964	4,128	7,845	2,522	5,272	1,683

(1)	Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.

Management’s Annual Report on Internal Control Over Financial Reporting
The management of Regal Beloit Corporation (the “Company”) is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company operates under a system of internal accounting controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. The internal accounting control system is evaluated for effectiveness by management and is tested, monitored and revised as necessary. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of January 1, 2011, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of January 1, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Regal Beloit Corporation
Beloit, Wisconsin
We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, equity, comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15. We also have audited the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 2, 2011

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	For the Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
Net Sales	$2,237,978	$1,826,277	$2,246,249

Cost of Sales	1,688,628	1,402,053	1,745,569

Gross Profit	549,350	424,224	500,680

Operating Expenses	311,615	264,704	270,249

Income From Operations	237,735	159,520	230,431

Interest Expense	19,576	23,284	32,647

Interest Income	2,570	1,719	1,479

Income Before Taxes & Noncontrolling Interests	220,729	137,955	199,263

Provision For Income Taxes	66,045	39,276	70,349

Net Income	154,684	98,679	128,914

Less: Net Income Attributable to Noncontrolling Interests, net of tax	5,305	3,631	3,389

Net Income Attributable to Regal Beloit Corporation	$149,379	$95,048	$125,525

Earnings Per Share of Common Stock:

Basic	$3.91	$2.76	$4.00

Assuming Dilution	$3.84	$2.63	$3.78

Weighted Average Number of Shares Outstanding:

Basic	38,236,168	34,498,674	31,343,330

Assuming Dilution	38,921,699	36,131,607	33,250,689
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	January 1,	January 2,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$174,531	$262,422
Investments — Trading Securities	56,327	117,553
Trade Receivables, less Allowances of $10,637 in 2010 and of $12,666 in 2009	331,017	240,721
Inventories	390,587	268,839
Prepaid Expenses and Other Current Assets	110,665	59,168
Deferred Income Tax Benefits	24,924	30,673

Total Current Assets	1,088,051	979,376

Net Property, Plant and Equipment:
Land and Improvements	45,909	42,034
Buildings and Improvements	141,128	127,468
Machinery and Equipment	550,816	484,274

Property, Plant and Equipment, at Cost	737,853	653,776
Less — Accumulated Depreciation	(341,477)	(310,705)

Net Property, Plant and Equipment	396,376	343,071

Goodwill	775,371	663,920
Intangible Assets, Net of Amortization	175,490	116,426
Other Noncurrent Assets	13,848	9,444

Total Assets	$2,449,136	$2,112,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$231,705	$161,902
Dividends Payable	6,562	5,981
Accrued Compensation and Employee Benefits	63,842	50,722
Other Accrued Expenses	88,596	82,076
Current Maturities of Debt	8,637	8,385

Total Current Liabilities	399,342	309,066

Long-Term Debt	428,256	468,065
Deferred Income Taxes	92,858	72,418
Hedging Obligations	39,174	31,232
Pension and other Post Retirement Benefits	51,127	39,306
Other Noncurrent Liabilities	41,217	12,082

Commitments and Contingencies (see Note 12)

Equity:
Regal Beloit Corporation Shareholders’ Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 38,615,547 issued in 2010, and 37,399,353 shares issued in 2009	386	374
Additional Paid-In Capital	535,807	512,282
Retained Earnings	827,467	703,765
Accumulated Other Comprehensive Loss	(1,700)	(48,597)

Total Regal Beloit Corporation Shareholders’ Equity	1,361,960	1,167,824

Noncontrolling Interests	35,202	12,244

Total Equity	1,397,162	1,180,068

Total Liabilities and Equity	$2,449,136	$2,112,237

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands, Except Per Share Data)

	Regal Beloit Corporation Shareholders’ Equity
					Accumulated
	Common	Additional			Other
	Stock $ .01	Paid-In	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Stock	Earnings	Income (Loss)	Interests	Equity
Balance as of December 29, 2007	$321	$348,971	$(15,228)	$525,506	$2,180	$10,542	$872,292

Net Income	$—	$—	$—	$125,525	$—	$3,389	$128,914
Dividends Declared ($.63 per share)	—	—	—	(19,750)	—	—	$(19,750)
Purchase of 110,000 shares of Treasury Stock	—	—	(4,191)	—	—	—	$(4,191)
Stock Options Exercised including income tax benefit and share cancellations	2	2,680	—	—	—	—	$2,682
Stock-based Compensation	—	4,580	—	—	—	—	$4,580

Distribution of Noncontrolling Interests	—	—	—	—	—	(3,044)	$(3,044)
Other Comprehensive Income (Loss) (see detail Comprehensive Income Statement)	—	—	—	—	(144,609)	767	$(143,842)

Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641

Net Income	$—	$—	$—	$95,048	$—	$3,631	$98,679
Dividends Declared ($.64 per share)	—	—	—	(22,564)	—	—	$(22,564)
Issuance of 4,312,500 shares of Common Stock	43	150,327		—	—	—	$150,370
Stock Options Exercised including income tax benefit and share cancellations	3	5,817	—	—	—	—	$5,820
Stock-based Compensation	—	4,752	—	—	—	—	$4,752
Issuance of Treasury and Common Stock for conversion premium on Convertible Debt redemption	5	(19,424)	19,419	—	—	—	$—
Reversal of unrecognized tax benefits	—	3,600	—	—	—	—	$3,600
Reversal of tax benefits related to Convertible Debt	—	10,979	—	—	—	—	$10,979

Distribution to Noncontrolling Interests	—	—	—	—	—	(4,468)	$(4,468)
Other Comprehensive Income (Loss) (see detail Comprehensive Income Statement)	—	—	—	—	93,832	1,427	$95,259

Balance as of January 2, 2010	$374	$512,282	$—	$703,765	$(48,597)	$12,244	$1,180,068

Net Income	$—	$—	$—	$149,379	$—	$5,305	$154,684
Dividends Declared ($.67 per share)	—	—	—	(25,677)	—	—	$(25,677)
Issuance of 100,000 shares of Common Stock for acquistion	1	6,106		—	—	—	$6,107
Stock Options Exercised including income tax benefit and share cancellations	2	4,127	—	—	—	—	$4,129
Stock-based Compensation	—	6,747	—	—	—	—	$6,747
Issuance of Common Stock for conversion premium on Convertible Debt redemption	9	(9)	—	—	—	—	$—
Reversal of tax benefits related to Convertible Debt	—	6,554	—	—	—	—	$6,554
Additions to Noncontrolling Interests from acquisitions	—	—	—	—	—	16,560	$16,560
Other Comprehensive Income (Loss) (see detail Comprehensive Income Statement)	—	—	—	—	46,897	1,093	$47,990

Balance as of January 1, 2011	$386	$535,807	$—	$827,467	$(1,700)	$35,202	$1,397,162

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	For the Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
Net Income	$154,684	$98,679	$128,914
Other Comprehensive Income (Loss) net of tax:
Pension and Post Retirement benefits	(2,637)	(2,802)	(13,773)
Currency translation adjustments	29,383	17,531	(41,717)
Change in fair value of hedging activities	18,022	30,738	(89,547)

Hedging Activities Reclassified into Earnings from Other Comprehensive Income	3,222	49,792	1,195

Total Other Comprehensive Income (Loss)	47,990	95,259	(143,842)

Comprehensive Income (Loss)	202,674	193,938	(14,928)

Less: Comprehensive Income Attributable to Noncontrolling Interests	6,398	5,058	4,156

Comprehensive Income (Loss)Attributable to Regal Beloit Corporation	$196,276	$188,880	$(19,084)

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$154,684	$98,679	$128,914
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	52,918	49,730	45,963
Amortization	19,951	19,414	15,638
Stock-based Compensation	6,747	4,752	4,580
Provision for Deferred Income Taxes	690	7,718	6,027
Excess Tax Benefits from Stock-based Compensation	(1,735)	(2,808)	(2,463)
Losses on Property, Plant and Equipment	4,659	5,172	124
Non-Cash Convertible Debt Deferred Financing Costs	—	1,063	4,938
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	(30,398)	48,905	32,420
Inventories	(56,369)	86,593	(8,882)
Accounts Payable	24,457	(39,327)	(22,553)
Current Liabilities and Other	(216)	35,028	(50,507)

Net Cash Provided from Operating Activities	175,388	314,919	154,199

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(44,994)	(33,604)	(52,209)
Purchases of Investment Securities	(416,797)	(117,553)	—
Sales of Investment Securities	477,514	—	—
Business Acquisitions, Net of Cash Acquired	(211,916)	(1,500)	(49,702)
Sale of Property, Plant and Equipment	1,496	1,033	2,238

Net Cash Used in Investing Activities	(194,697)	(151,624)	(99,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-Term Debt Proceeds	—	—	165,200
Net Proceeds from the Sale of Common Stock	—	150,370	—
Net Repayments of Short-Term Borrowings	(8,448)	(6,866)	(11,820)
Payments of Long-Term Debt	(184)	(215)	(324)
Net Repayments Under Revolving Credit Facility	(2,863)	(17,066)	(162,700)
Proceeds from the Exercise of Stock Options	3,759	5,767	2,880
Repayments of Convertible Debt	(39,198)	(75,802)	—
Excess Tax Benefits from Stock-based Compensation	1,735	2,808	2,463
Financing Fees Paid	—	—	(454)
Distribution to Noncontrolling Interests	—	(4,468)	(3,044)
Purchases of Treasury Stock	—	—	(4,191)
Dividends Paid to Shareholders	(25,096)	(21,607)	(19,426)

Net Cash (Used in) Provided from Financing Activities	(70,295)	32,921	(31,416)

EFFECT OF EXCHANGE RATES ON CASH:	1,713	956	(434)

Net (Decrease) Increase in Cash and Cash Equivalents	(87,891)	197,172	22,676
Cash and Cash Equivalents at Beginning of Year	262,422	65,250	42,574

Cash and Cash Equivalents at End of Year	$174,531	$262,422	$65,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$20,075	$24,105	$26,877
Income Taxes	74,533	22,153	68,653
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended January 1, 2011
(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States-based multinational corporation. The Company reports in two segments; the Electrical segment, with its principal line of business in electric motors and power generation products, and the Mechanical segment, with its principal line of business in mechanical products which control motion and torque. The principal markets for the Company’s products and technologies are within the United States.
(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 1, 2011 was 52 weeks as compared to the fiscal year ended January 2, 2010 which was 53 weeks.
(3) Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. In addition, the Company has a 50/50 joint venture in China that is consolidated as over half of the joint venture sales are to Regal Beloit Corporation owned entities. All intercompany accounts and transactions are eliminated.
Use of Estimates
Management’s best estimates of certain amounts are required in preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping and handling are recorded in Cost of Sales.
Research and Development
The Company performs research and development activities relating to new product development and the improvement of current products. Research and development costs are expensed as incurred.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less. The Company had a material amount of cash held on deposit at two financial institutions as of January 1, 2011. While this constitutes a concentration of credit risk, the Company believes these institutions to be financially stable.
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

Inventories
The approximate percentage distribution between major classes of inventory at year end is as follows:

	2010	2009
Raw Material and Work in Process	36%	34%
Finished Goods and Purchased Parts	64%	66%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 46% of the Company’s inventory at January 1, 2011 and 56% at January 2, 2010 was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $58.3 million and $35.8 million as of January 1, 2011 and January 2, 2010, respectively. Material, labor and factory overhead costs are included in the inventories.
The Company reviews inventories for excess and obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, the Company records inventories at net realizable value.
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
Commitments for property, plant, and equipment purchases were $5.5 million at January 1, 2011.
Goodwill and Intangible Assets
Goodwill and Intangibles Assets result from the acquisition of existing businesses by the Company. Goodwill is not amortized; however; it is tested for impairment annually at the fiscal October month end with any resulting adjustment charged to the results of operations. Amortization of Intangible Assets with definite lives is recorded over the estimated life of the asset.
Earnings per Share (EPS)
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.3 million in 2010, zero in 2009, and 0.9 million for 2008. The following table reconciles the basic and diluted shares used in the per share calculations for the three years ended January 1, 2011 (in millions):

	2010	2009	2008
Denominator for basic EPS	38.2	34.5	31.3
Effect of dilutive securities	0.7	1.6	1.9

Denominator for diluted EPS	38.9	36.1	33.2

The “Effect of dilutive securities” represents the dilution impact of equity awards and the convertible notes (see Note 10 of the Consolidated Financial Statements). The dilutive effect of conversion of certain of the Company’s convertible notes into shares of common stock was approximately, 0.3 million shares, 1.3 million shares, 1.5 million shares for fiscal years 2010, 2009 and 2008, respectively.
Retirement Plans
Approximately half of the Company’s domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. The defined benefit pension plans covering a majority of the Company’s domestic employees were frozen to new employees as of January 1, 2009. Most of the Company’s foreign employees are covered by government sponsored plans in the countries in which they are employed. The Company’s obligations under its defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year. Based on the annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, the Company sets the long-term rate of return on plan assets at 8.25% and used a discount rate ranging from 5.2% to 5.9% for its defined benefit pension plans as of January 1, 2011. (See also Note 9 of the Consolidated Financial Statements).
Income Taxes
The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. Federal, state and foreign jurisdictions for various tax periods. Its income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, estimates of income tax liabilities may differ from actual payments or assessments.
Foreign Currency Translation
For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.
Impairment of Long-Lived Assets and Amortizable Intangible Assets
Property, Plant and Equipment and Intangible Assets Net of Amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses these assets for impairment when the undiscounted expected future cash flows derived from an asset are less than its carrying value. If the Company determines that an asset is impaired, then it measures the impairment as the amount by which the carrying value exceeds fair value. Such analyses necessarily involve significant estimates.
Product Warranty Reserves
The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in shareholders’ equity under accumulated other comprehensive loss. The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in thousands):

	2010	2009
Translation adjustments	$23,190	$(5,100)
Hedging activities, net of tax	2,842	(18,402)
Pension and post retirement benefits, net of tax	(27,732)	(25,095)

Total	$(1,700)	$(48,597)

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
Legal Claims
The Company records expenses and liabilities when the Company believes that an obligation of the Company on a specific matter is probable and there is a basis to reasonably estimate the value of the obligation. This methodology is used for legal claims that are filed against the Company from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded.

Fair Values
The fair values of cash equivalents, receivables, inventories, prepaid expenses, accounts payable, and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates, except for the convertible senior subordinated debt discussed in Note 8, and the fair value of investments, pension assets, and derivative instruments is determined based on inputs as defined in Note 15 of the Consolidated Financial Statements.
(4) Convertible Debt
As of the beginning of fiscal 2009, the Company adopted accounting guidance, which requires an adjustment of convertible debt, equity, and interest expense. The guidance requires that a fair value be assigned to the equity conversion option of the Company’s $115.0 million original par value and then outstanding, 2.75% convertible senior subordinated notes (the “Convertible Notes”) as of April 5, 2004, the date of issuance of the Convertible Notes. This change results in a corresponding decrease in the value assigned to the debt portion of the instrument.
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
In 2009, bondholders exercised their conversion right for a total of $75.8 million face value of bonds. The remaining $39.2 million face value of bonds were redeemed in fiscal 2010. The Company paid cash to redeem the par value and the conversion premium was paid through issuance of approximately 2.3 million shares of stock for the total redemption of $115.0 million. (See Note 8 of the Consolidated Financial Statements.)
(5) Acquisitions
The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition.
On December 23, 2010, the Company acquired Unico, Inc. (“Unico”), located in Franksville, Wisconsin. Unico manufactures a full range of AC and DC drives, motor controllers and other accessories for most industrial and commercial applications. Unico has developed proprietary technology in the fields of oil and gas recovery technology, commercial HVAC technology, test stand automation and other applications. The preliminary purchase price of $105.1 million was paid in cash, net of acquired debt and cash. In addition to the cash paid, the Company agreed to pay an additional amount should certain performance thresholds be met. At January 1, 2011, the Company has recorded a liability of $11.0 million for this consideration. Unico is reported as part of the Company’s Electrical segment.
On December 1, 2010, the Company acquired South Pacific Rewinders (“SPR”), located in Auckland, New Zealand. SPR operates as a motor rewinder and distributor in the Pacific region.
On November 1, 2010, the Company acquired 55% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil. The purchase price was $26.9 million, net of acquired debt and cash. The purchase price includes $4.6 million in cash, net of acquired debt and cash, paid at closing and $22.3 million which will be paid in four semi-annual payments. Elco is reported as part of the Company’s Electrical segment.
On September 1, 2010, the Company acquired Rotor B.V. (“Rotor”), located in Eibergen, the Netherlands. Rotor sells standard and special electric motors to a variety of industries including the marine industry, ship building and offshore oil and gas. In addition to the Netherlands, Rotor also sells throughout Europe, the United Kingdom and Japan. The purchase price of $36.4 million was paid in cash, net of acquired debt and cash. Rotor is reported as part of the Company’s Electrical segment.
On May 4, 2010, the Company acquired Air-Con Technology (“Air-Con”), located in Mississauga, Ontario, Canada. Air-Con is a distributor of HVACR electric motors.
On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”), located in Melbourne, Australia. CMG manufactures and sells fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom and the Middle East. The business also distributes integral horsepower industrial motors, mechanical power transmission products, material handling equipment, electrical insulation materials, magnet wire and specialty conductors in Australia and New Zealand. The purchase price was $82.6 million, net of acquired debt and cash. The purchase price was paid $76.5 million in cash and $6.1 million in shares of Company common stock. CMG is reported as part of our Electrical and Mechanical segments.

In January 2009, the Company acquired Custom Power Technologies (“CPT”), a custom power electronics business located in Menomonee Falls, Wisconsin.
Pending Acquisition
On December 12, 2010, Regal Beloit Corporation and A.O. Smith Corporation (NYSE: AOS) entered into an agreement where Regal Beloit Corporation will acquire 100% of the stock and assets of the Electrical Products Company (“EPC”) of A.O. Smith Corporation. The total consideration for the transaction is $875 million, including $700 million of cash and $175 million in shares of Regal Beloit common stock. Closing on the transaction is subject to all customary regulatory approvals, which are still pending as of the date of this filing.
(6) Investments
The Company has cash invested in trading securities as of January 1, 2011 and January 2, 2010. These securities are generally short term in duration and are reported at fair value with gains and losses, which were insignificant in 2010 and 2009, included in earnings. As of January 1, 2011 and January 2, 2010, the Company had $56.3 and $117.6 million of trading securities recorded at fair value (see Note 15 of the Consolidated Financial Statements for description of the fair value hierarchy).

January 1, 2011	Total	Level 1	Level 2	Level 3
Municipal Debt Securities	29,844	—	29,844	—
Asset Backed Securities	20,464	—	20,464	—
Other Securities	6,019	—	6,019	—

Total	$56,327	$—	$56,327	$—

January 2, 2010	Total	Level 1	Level 2	Level 3
Commercial Paper	$37,473	$—	$37,473	$—
U.S. Government Securities	4,202	—	4,202	—
Municipal Debt Securities	48,294	—	48,294	—
Asset Backed Securities	5,773	—	5,773	—
Corporate Debt Securities	21,811	—	21,811	—

Total	$117,553	$—	$117,553	$—

(7) Goodwill and Intangible Assets
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
As a result of its 2009 annual goodwill impairment review process, the Company recorded a $0.5 million impairment for its Mechanical reporting unit, primarily related to auto and marine products that are dependent on consumer discretionary spending that did not meet their performance plans.
As described in Note 5 of the Consolidated Financial Statements, the Company acquired six businesses in 2010 and one business in 2009. The excess of purchase price over estimated fair value was assigned to goodwill.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Electrical	Mechanical	Total
	Segment	Segment	Company
Balance, December 27, 2008	$671,945	$530	$672,475

Net Acquistions and Fair Value Adjustments	$(7,243)	$—	$(7,243)
Impairment	—	(530)	(530)
Translation Adjustments	(782)	—	(782)

Balance, January 2, 2010	$663,920	$—	$663,920

Acquisitions	90,875	11,040	101,915
Translation Adjustments	8,340	1,196	9,536

Balance, January 1, 2011	$763,135	$12,236	$775,371

Intangible Assets
Intangible assets consists of the following (in thousands):
Gross Intangibles

	Useful Life	January 2,		Translation	January 1,
Asset Description	(years)	2010	Acquisitions	Adjustments	2011
Non-Compete Agreements	3 - 5	$6,348	$1,100	$102	$7,550
Trademarks	3 - 20	21,200	9,213	566	30,979
Patents	10	15,410	—	—	15,410
Engineering Drawings	10	1,200	—	—	1,200
Customer Relationships	3 - 17	98,064	39,385	1,899	139,348
Technology	3 - 9	33,183	26,542	875	60,600

Total Gross Intangibles		$175,405	$76,240	$3,442	$255,087

Accumulated Amortization

	Useful Life	January 2,		Translation	January 1,
Asset Description	(years)	2010	Amortization	Adjustments	2011
Non-Compete Agreements	3 - 5	$(4,997)	$(789)	$(93)	$(5,879)
Trademarks	3 - 20	(7,658)	(1,980)	(121)	(9,759)
Patents	10	(7,732)	(1,542)	—	(9,274)
Engineering Drawings	10	(607)	(120)	—	(727)
Customer Relationships	3 - 17	(29,325)	(11,349)	(167)	(40,841)
Technology	3 - 9	(8,660)	(4,171)	(286)	(13,117)

Total Accumulated Amortization		$(58,979)	$(19,951)	$(667)	$(79,597)

Intangible Assets, Net of Amortization		$116,426			$175,490

Amortization expense was $20.0 million in fiscal 2010, $19.4 million in fiscal 2009, and $15.6 million in fiscal 2008.
Estimated Amortization (in millions)

2011	2012	2013	2014	2015
$26.8	$26.4	$26.1	$25.0	$17.6

(8) Debt and Bank Credit Facilities
The Company’s indebtedness as of January 1, 2011 and January 2, 2010 was as follows (in thousands):

	January 1,	January 2,
	2011	2010
Senior notes	$250,000	$250,000
Term Loan	165,000	165,000
Revolving credit facility	—	2,863
Convertible senior subordinated debt	—	39,198
Other	21,893	19,389

	436,893	476,450
Less: Current maturities	(8,637)	(8,385)

Non-current portion	$428,256	$468,065

At January 1, 2011, the Company has $250.0 million of senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”). These interest rates vary as LIBOR varies. The Agreement permits the Company to issue and sell additional note series, subject to certain terms and conditions described in the Agreement, up to a total of $600.0 million in combined Notes. At January 1, 2011 the interest rate of 0.9% was based on a margin over LIBOR.
On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR, this margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. At January 1, 2011, the interest rate of 1.0% was based on a margin over LIBOR.
The Company’s $500.0 million revolving credit facility (the “Facility”) permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA. The Facility matures in April 2012. The average balance outstanding under the Facility in 2010 was $1.4 million and in 2009 was $11.4 million. The average interest rate paid under the Facility was 1.2% in 2010 and 1.3% in 2009. The Company had $454.2 million of available borrowing capacity under the Facility at January 1, 2011.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of January 1, 2011.
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 to the Consolidated Financial Statements).
As of January 1, 2011, the Company has no Convertible Notes that remain outstanding. During the year ended January 1, 2011, the final $39.2 million face value bonds were converted. The Company paid the par value in cash and issued approximately 0.9 million shares for the conversion premium. During 2009, bondholders exercised their conversion right for a total of $75.8 million of Convertible Notes. The par value of those Convertible Notes were paid in cash and the conversion premium was paid through issuance of approximately 1.4 million shares of stock.
The Company had $39.2 million of convertible senior subordinated notes outstanding at January 2, 2010. The fair value of these notes at January 2, 2010 was approximately $82.8 million.
At January 1, 2011, a foreign subsidiary of the Company had outstanding short-term borrowings of $7.0 million, denominated in local currency with a fixed interest rate of 5.6%. At January 2, 2010, a foreign subsidiary of the Company had outstanding short-term borrowings of $8.2 million, denominated in local currency with a weighted average interest rate of 1.9%.
At January 1, 2011, additional notes payable of approximately $14.9 million were outstanding with a weighted average interest rate of 4.7%.

Maturities of long-term debt are as follows (in thousands):

Year
2011	$8,637
2012	508
2013	165,524
2014	150,514
2015	539
Thereafter	111,171

Total	$436,893

(9) Retirement Plans
The Company has a number of retirement plans that cover most of its domestic employees. The defined benefit pension plans covering a majority of the Company’s domestic employees were frozen to new employees as of January 1, 2009. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to defined contribution plans totaled $4.3 million, $4.9 million, and $4.8 million in 2010, 2009, and 2008, respectively.
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

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in thousands):

	2010	2009
Change in projected benefit obligation:
Obligation at beginning of period	$116,833	$103,039
Service cost	2,164	2,262
Interest cost	6,899	6,956
Actuarial loss	8,527	9,938
Plan amendments	1,120	—
Benefits paid	(4,862)	(4,788)
Foreign currency translation	(38)	973
Acquisitions/other	16,532	(1,547)

Obligation at end of period	$147,175	$116,833

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$76,460	$58,063
Actual return on plan assets	9,227	14,001
Employer contributions	4,052	10,110
Benefits paid	(4,862)	(4,788)
Foreign currency translation	(368)	549
Acquisitions/other	9,975	(1,475)

Fair value of plan assets at end of period	$94,484	$76,460

Funded status	$(52,691)	$(40,373)

The fair value of plan assets is based on inputs used to measure fair value as described in Note 15 of the Consolidated Financial Statements (in thousands):

January 1, 2011	Total	Level 1	Level 2	Level 3
Cash	$1,431	$1,431	$—	$—
Money Market Funds	3,881	3,881	—	—
U.S. Government Obligations	1,794	—	1,794	—
Common Stocks
Domestic Equities	15,146	15,146	—	—
International Equities	6,622	—	6,622	—
Common Collective Trust Funds
Fixed Income Funds	18,563	—	18,563	—
U.S. Equity Funds	27,084	—	27,084	—
International Equity Funds	7,494	—	7,494
Mutual Funds
Fixed Income Funds	659	—	659	—
U.S. Equity Funds	2,072	2,072	—	—
International Equity Funds	9,738	9,738	—	—

Total	$94,484	$32,268	$62,216	$—

January 2, 2010	Total	Level 1	Level 2	Level 3
Cash	$1,169	$1,169	$—	$—
Money Market Funds	1,220	1,220	—	—
Common Stocks
Domestic Equities	21,883	21,883	—	—
International Equities	5,915	3,403	2,512	—
Common Collective Trust Funds
Fixed Income Funds	17,777	—	17,777	—
U.S. Equity Funds	13,127	—	13,127	—
International Equity Funds	7,377	—	7,377	—
Mutual Funds
International Equity Funds	7,992	—	7,992	—

Total	$76,460	$27,675	$48,785	$—

The Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in thousands):

	2010	2009
Other Accrued Expenses	$(1,564)	$(1,067)
Pension and Other Post Retirement Benefits	(51,127)	(39,306)

	$(52,691)	$(40,373)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$36,600	$37,497
Prior service cost	2,108	1,531
Acquisitions	2,398	—

	$41,106	$39,028

The accumulated benefit obligation for all defined benefit pension plans was $110.7 million and $96.6 million at January 1, 2011 and January 2, 2010, respectively.

The following table presents information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	2010	2009
Projected benefit obligation	$147,175	$116,833
Accumulated benefit obligation	$110,683	$96,625
Fair value of plan assets	$94,484	$76,460
The following weighted-average assumptions were used to determine the projected benefit obligation at year end:

	2010	2009
Discount rate	5.15% to 5.93%	5.67% to 6.27%
Expected long-term rate of return of assets	8.25%	8.25%
Certain of the Company’s defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended January 1, 2011 and January 2, 2010.
Net periodic pension benefit costs for the defined benefit pension plans were as follows (in thousands):

	2010	2009	2008
Service cost	$2,164	$2,420	$4,051
Interest cost	6,899	5,778	5,831
Expected return on plan assets	(6,448)	(5,068)	(5,482)
Amortization of net actuarial loss	2,401	759	716
Amortization of prior service cost	399	189	199

Net periodic benefit cost	$5,415	$4,078	$5,315

For fiscal 2010, the net actuarial loss and prior service cost for the defined benefit pension plans that was amortized into periodic pension benefit cost was $2.4 million and $0.4 million, respectively.
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2011 fiscal year are $3.3 million and $0.2 million, respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following assumptions were used to determine net periodic pension cost for fiscal years 2010, 2009 and 2008, respectively.

	2010	2009	2008
Discount rate	5.67% to 6.27%	6.85% to 6.95%	6.36% to 6.68%
Expected long-term rate of return on assets	8.25%	8.25%	8.25%
The Company estimates that in 2011, it will make contributions in the amount of $2.2 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2011	$6.2
2012	6.4
2013	8.3
2014	8.6
2015	9.1
2016-2020	53.9
(10) Shareholders’ Equity
The Company recognized approximately $6.7 million, $4.8 million, and $4.6 million in share-based compensation expense in 2010, 2009 and 2008, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of January 1, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $17.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.8 years. The total income tax benefit recognized relating to share-based compensation for the year ended January 1, 2011 was approximately $1.7 million.
Under the Company’s stock plans, the Company was authorized as of January 1, 2011 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.8 million shares were available for future grant or payment under the various plans at January 1, 2011.
On May 22, 2009, the Company completed the sale of 4,312,500 shares of common stock to the public at a price of $36.25 per share. Net proceeds of $150.4 million were received by the Company.
During fiscal 2010, the Company issued approximately 0.9 million shares to former Convertible Note holders in settlement of the conversion premium of their redemption. During fiscal 2009, the Company issued approximately 1.4 million shares, including all 884,100 shares of treasury stock, to former Convertible Note holders in settlement of the conversion premium of their redemption. (See Note 8 of the Notes to Consolidated Financial Statements.)
During fiscal 2008, the Company repurchased 110,000 shares at a total cost of $4.2 million pursuant to authorization by the Board of Directors. The Company did not repurchase any shares in 2010 or 2009 pursuant to this authorization.
Share-based Incentive Awards
The Company uses several forms of share-based incentive awards including non-qualified stock options, incentive stock options and stock appreciation rights (SARs). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.
The per share weighted average fair value of share-based incentive awards granted (options and SARs) was $22.62 and $15.28 for fiscal 2010 and 2009, respectively. The fair value of the awards for fiscal 2010 and 2009 were estimated on the date of grant using the Black-Scholes pricing model and the following weighted average assumptions; expected life of seven years; risk-free interest rate of 2.8% and 2.6%; expected dividend yield of 1.1% and 1.5%; and expected volatility of 34.8% and 36.8%, respectively.
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

Following is a summary of share-based incentive plan grant activity (options and SARs) for fiscal 2010, fiscal 2009 and fiscal 2008:

		Wtd. Avg.	Wtd. Avg. Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Number of shares under option:
Outstanding at December 29, 2007	1,484,775	$31.40
Granted	306,000	42.30
Exercised	(329,000)	23.77
Forfeited	(18,150)	35.35

Outstanding at December 27, 2008	1,443,625	35.46	7.1	$5.3

Exercisable at December 27, 2008	660,792	27.82	5.6	4.9

Outstanding at December 27, 2008	1,443,625	$35.46
Granted	373,500	42.66
Exercised	(225,450)	22.74
Forfeited	(15,750)	42.25

Outstanding at January 2, 2010	1,575,925	38.86	7.2	$20.4

Exercisable at January 2, 2010	585,025	33.34	5.5	10.9

Outstanding at January 2, 2010	1,575,925	$38.86
Granted	289,250	61.21
Exercised	(265,940)	32.97
Forfeited	(145,185)	46.70

Outstanding at January 1, 2011	1,454,050	43.50	6.9	$33.5

Exercisable at January 1, 2011	561,150	36.93	5.3	16.7

The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.
The table below presents share-based compensation activity for the three fiscal years ended 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Total intrinsic value of share-based incentive awards exercised	$7.4	$5.7	$6.3
Cash received from stock option exercises	3.8	5.8	2.9
Income tax benefit from the exercise of stock options	1.7	2.8	2.5
Total fair value of share-based incentive awards vested	7.0	3.5	6.5
Restricted Stock
The Company also granted restricted stock awards to certain employees. The Company restrictions lapse two to three years after the date of the grant. The Company values restricted stock awards at the closing market value of its common stock on the date of grant.
A summary of restricted stock activity for fiscal 2010, fiscal 2009 and fiscal 2008:

		Wtd. Avg.	Aggregate
		Share	Intrinsic Value
	Shares	Fair Value	(in millions)
Restricted stock balance at December 29, 2007:	95,450	$38.27	$3.8
Granted	32,850	42.28	1.4
Vested	(10,200)	29.75	(0.3)

Restricted stock balance at December 27, 2008:	118,100	$41.72	$4.9
Granted	53,550	42.65	2.3
Vested	(50,700)	37.55	(1.9)

Restricted stock balance at January 2, 2010:	120,950	$43.88	$5.3
Granted	111,377	61.12	6.8
Vested	(37,100)	47.06	(1.7)
Forfeited	(14,050)	49.07	(0.7)

Restricted stock balance at January 1, 2011:	181,177	$53.44	$9.7

Treasury Stock
The Board of Directors has approved repurchase programs of up to 3,000,000 common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 27, 2008, the Company has repurchased 884,100 shares at an average purchase price of $21.96 per share. During fiscal 2008 the Company repurchased 110,000 shares for a total cost of $4.2 million. During 2009, approximately 1.4 million shares, including all 884,100 treasury shares, were issued in settlement of the conversion premium for certain Convertible Notes. (See also Note 8 of the Consolidated Financial Statements.)
(11) Income Taxes
Income Before Taxes and Noncontrolling Interest consisted of the following (in thousands):

	2010	2009	2008
United States	$170,466	$103,929	$165,137
Foreign	50,263	34,026	34,126

Total	$220,729	$137,955	$199,263

The provision for income taxes is summarized as follows (in thousands):

	2010	2009	2008
Current
Federal	$44,742	$16,583	$45,187
State	6,348	2,387	7,795
Foreign	14,265	12,588	11,340

	65,355	31,558	64,322
Deferred	690	7,718	6,027

Total	$66,045	$39,276	$70,349

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.3	2.6
Domestic production activities deduction	(1.0)	(0.7)	(0.9)
Foreign rate differential	(3.9)	(4.2)	0.3
Adjustments to tax accruals and reserves	(0.9)	(1.7)	0.2
Other, net	(1.5)	(2.2)	(1.9)

Effective tax rate	29.9%	28.5%	35.3%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company’s net deferred tax liabilities as of January 1, 2011 of $67.9 million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $24.9 million and a net non-current deferred income tax liability of $92.8 million. The components of this net deferred tax asset (liability) are as follows (in thousands):

	January 1, 2011	January 2, 2010
Accrued employee benefits	$31,682	$28,017
Bad debt reserve	2,007	3,623
Warranty reserve	5,836	4,446
Inventory	5,318	4,625
Accrued liabilities	14,225	9,655
Derivative instruments	—	10,941
Other	10,514	7,705

Deferred tax assets	69,582	69,012

Property related	(35,432)	(38,498)
Intangible items	(100,264)	(66,420)
Derivative instruments	(1,821)	—
Convertible debt interest	—	(5,839)

Deferred tax liabilities	(137,517)	(110,757)

Net deferred tax asset (liability)	$(67,935)	$(41,745)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	January 1, 2011	January 2, 2010	December 27, 2008
Unrecognized tax benefits — beginning of year	$6.6	$7.1	$6.8
Gross increases — tax positions in prior periods	0.8	4.1	—
Gross increases — tax positions in the current period	0.1	0.4	0.3
Settlements with taxing authorities	—	(0.4)	—
Lapse of statute of limitations	(2.0)	(4.6)	—

Unrecognized tax benefits end of year	$5.5	$6.6	$7.1

Unrecognized tax benefits as of January 1, 2011 amount to $5.5 million, all of which would impact the effective income tax rate if recognized.
Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2010, 2009 and 2008, the Company recognized approximately $0.1 million, $0.7 million and $0.2 million in net interest expense, respectively. The Company had approximately $1.0 million, $1.0 million and $1.1 million of accrued interest included in the tax contingency reserve as of January 1, 2011, January 2, 2010 and December 27, 2008, respectively.
Due to statute expirations, approximately $1.4 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.
With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2006, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2005.
The Company has approximately $5.2 million of net operating losses in various jurisdictions which expire over a period up to 15 years.
At January 1, 2011 the estimated amount of total unremitted non-U.S. subsidiary earnings was $130.7 million. No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested given our acquisition and growth initiatives.
(12) Contingencies and Commitments
On July 30, 2009, the Company filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on the Company’s ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid. In its response and counterclaims against Nordyne the Company is seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling it’s G7 furnace systems and iQ Drive 23-seer air conditioning systems. The Company has also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement. The Company intends to defend its intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person. The Company does not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.

One of the Company’s subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, the Company does not believe these claims, individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition. However, the Company cannot predict the outcome of these claims, the nature or extent of remedial actions, if any, it may need to undertake with respect to motors that remain in the field, or the costs it may incur, some of which could be significant.
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of year	$13,298	$11,022
Payments	(14,420)	(12,102)
Provision	13,793	14,465
Translation	160	(87)

Balance, end of year	$12,831	$13,298

(13) Leases and Rental Commitments
Rental expenses charged to operations amounted to $24.6 million in 2010, $18.9 million in 2009, and $16.3 million in 2008. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2011	$22.4
2012	19.0
2013	11.9
2014	7.6
2015	5.8
Thereafter	9.4
(14) Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating rate borrowings.
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of January 1, 2011.

Cash flow hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. At January 1, 2011, and January 2, 2010 the Company had an additional $4.1 million and $1.5 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
As of January 1, 2011, the Company had outstanding the following commodity forward contracts (with maturities extending through September 2012) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$106.3
Aluminum	4.2
Natural Gas	0.7
Zinc	0.2
As of January 1, 2011, the Company had outstanding the following currency forward contracts (with maturities extending through December 2012) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$86.3
Indian Rupee	36.4
Chinese Renminbi	8.9
Australian Dollar	2.4
As of January 1, 2011, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments were (in millions):

	January 1, 2011
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.1
Foreign exchange contracts	7.1	1.4	0.1	0.1
Commodity contracts	24.7	4.2	0.1	—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$32.2	$5.6	$0.2	$39.2

	January 2, 2010
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$31.2
Foreign exchange contracts	—	1.1	5.5	—
Commodity contracts	3.5	—	—	—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.9	—	—	—

Total Derivatives:	$4.6	$1.1	$5.5	$31.2

As of January 1, 2011, the Company’s fair value for derivative instruments were classified on the consolidated balance sheet as a current asset of $32.2 million, a noncurrent asset of $5.6 million, a current liability of $0.2 million, and a noncurrent liability of $39.2 million.
As of January 2, 2010, the Company’s fair value for derivative instruments is classified on the consolidated balance sheet as a current asset of $4.6 million, a noncurrent asset of $1.1 million, a current liability of $5.5 million, and a noncurrent liability of $31.2 million.
The effect of derivative instruments on the consolidated statements of equity and earnings for the year ended January 1, 2011 and January 2, 2010 was (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Year Ended January 1, 2011				Year Ended January 2, 2010
			Interest				Interest
	Commodity	Currency	Rate		Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$38.5	$11.1	$(20.5)	$29.1	$30.6	$12.1	$6.9	$49.6
Amounts reclassified from other comprehensive income (loss) were:
Loss recognized in Net Sales	$—	$—	$—	$—	$—	$(3.3)	$—	$(3.3)
Gain (Loss) recognized in Cost of Sales	$10.1	$(2.7)	$—	$7.4	$(51.4)	$(14.1)	$—	$(65.5)
Loss recognized in Interest Expense	$—	$—	$(12.7)	$(12.7)	$—	$—	$(11.5)	$(11.5)
The ineffective portion of hedging instruments recognized during the year ended January 1, 2011 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Year Ended January 1, 2011			Year Ended January 2, 2010
	Commodity	Currency		Commodity	Currency
	Forwards	Forwards	Total	Forwards	Forwards	Total
Gain (loss) recognized in Cost of Sales	$(0.6)	$0.2	$(0.4)	$9.4	$(1.4)	$8.0
The ineffective portion of hedging instruments recognized was immaterial for all periods presented.
The net AOCI balance related to hedging activities of $2.8 million gains at January 1, 2011 includes $13.0 million of net current deferred gains expected to be realized in the next twelve months.
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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 1, 2011 (in millions):

	2010	2009
Assets:
Investments	$56.3	117.6	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$7.3	0.2	(Level 2)
Derivative Commodity Contracts	$24.9	4.4	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	$1.4	1.1	(Level 2)
Derivative Commodity Contracts	4.2	—	(Level 2)
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	$0.1	5.5	(Level 2)
Derivative Commodity Contracts	0.1	—	(Level 2)
Hedging Obligations — Long Term:
Interest Rate Swap	$39.1	31.2	(Level 2)
Derivative Currency Contracts	0.1	—	(Level 2)

(16) Industry Segment Information
The following sets forth certain financial information attributable to the Company’s reporting segments for fiscal 2010, fiscal 2009 and fiscal 2008, respectively (in thousands):

		Income From	Identifiable	Capital	Depreciation and
	Net Sales	Operations	Assets	Expenditures	Amortization
2010
Electrical	$2,001,989	$210,231	$2,323,164	$41,065	$66,746
Mechanical	235,989	27,504	125,972	3,929	6,123

Total	$2,237,978	$237,735	$2,449,136	$44,994	$72,869

2009
Electrical	$1,637,668	$144,901	$1,990,686	$29,503	$63,749
Mechanical	188,609	14,619	121,551	4,101	5,395

Total	$1,826,277	$159,520	$2,112,237	$33,604	$69,144

2008
Electrical	$1,998,642	$191,532	$1,896,959	$45,186	$56,337
Mechanical	247,607	38,899	126,537	7,023	5,264

Total	$2,246,249	$230,431	$2,023,496	$52,209	$61,601

The Electrical segment manufactures and markets AC and DC commercial, industrial, commercial refrigeration, and HVAC electric motors and blowers. These products range in size from sub-fractional to small integral horsepower motors to larger commercial and industrial motors from 50 through 6500 horsepower. The Company offers thousands of stock models of electric motors in addition to the motors it produces to specific customer specifications. The Company also produces and markets precision servo motors, electric generators ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment. Additionally, the Electrical segment manufactures and markets a full line of AC and DC variable speed drives and controllers and other accessories for most industrial and commercial applications. The Company manufactures capacitors for use in HVAC systems, high intensity lighting and other applications. It sells its Electrical segment’s products to original equipment manufacturers, distributors and end users across many markets.
The Mechanical segment manufactures and markets a broad array of mechanical motion control products including standard and custom worm gears, bevel gears, helical gears and concentric shaft gearboxes; marine transmissions; high-performance after-market automotive transmissions and ring and pinions; custom gearing; gearmotors; manual valve actuators; and electrical connecting devices. Gear and transmission related products primarily control motion by transmitting power from a source, such as an electric motor, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold to original equipment manufacturers, distributors and end users across many industry segments.
The Company evaluates performance based on the segment’s income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are from external customers.
The following sets forth certain financial information attributable to geographic regions in which the Company operates for fiscal 2010, fiscal 2009 and fiscal 2008, respectively (in thousands):

	Net Sales
	2010	2009	2008
Geographic Information:
United States	$1,530,866	$1,335,046	$1,634,063
Asia	414,786	267,035	348,914
Rest of the World	292,326	224,196	263,272

	$2,237,978	$1,826,277	$2,246,249

	Long-Lived Assets
	2010	2009	2008
Geographic Information:
United States	$964,267	$889,180	$969,722
Asia	219,230	145,346	140,059
Rest of the World	177,588	98,335	52,453

	$1,361,085	$1,132,861	$1,162,234

(17) Related Party Transactions
As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with our Elco Group B.V. joint venture partner resulting from bankruptcy proceeding involving Elco. A portion will be paid during 2011 with the remaining balance paid during 2012. The Company has included the current amounts in Other Accrued Expenses and the long-term amount in Other Noncurrent Liabilities.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended January 1, 2011. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 1, 2011 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION
None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the sections titled “Proposal 1: Election of Directors,” “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2011 annual meeting of shareholders (the “2011 Proxy Statement”). Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all our directors, officers and employees. The Code is available on our website, along with our current Corporate Governance Guidelines, at www.regalbeloit.com. The Code and our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Beloit Corporation. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 —	EXECUTIVE COMPENSATION
See the information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2011 Proxy Statement.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
See the information in the section titled “Stock Ownership” in the 2011 Proxy Statement.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 1, 2011.

		Weighted-average	Number of securities remaining
	Number of securities to be	exercise price of	available for future issuance
	issued upon the exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding securities
Plan category	warrants and rights (1)	and rights	reflected in the first column) (2)
Equity compensation plans approved by security holders	1,454,050	$43.50	1,802,275
Equity compensation plans not approved by security holders

Total	1,454,050	$43.50	1,802,275

(1)	Represents options to purchase our common stock and stock-settled stock appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Plan and 2007 Equity Incentive Plan.

(2)	Excludes 181,177 shares of restricted common stock previously issued under our 2003 Equity Incentive Plan and 2007 Equity Incentive Plan for which the restrictions have not lapsed.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
See the information in the section titled “The Board of Directors” in the 2011 Proxy Statement.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information in the section titled “Proposal 5: Ratification of Deloitte & Touche LLP as the Company’s Independent Auditors for 2011” in the 2011 Proxy Statement.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	1.	Financial statements — The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
2.
Financial statement schedule — The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

3.	Exhibits — The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits — see Exhibit Index.
(c)	See (a)(2) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2011.

REGAL BELOIT CORPORATION
By:	/s/ CHARLES A. HINRICHS
Charles A. Hinrichs
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PETER J. ROWLEY
Peter J. Rowley
Vice President and Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ HENRY W. KNUEPPEL	Chief Executive Officer and Director	March 2, 2011
Henry W. Knueppel	(Principal Executive Officer)

/s/ MARK J. GLIEBE	Chief Operating Officer and Director	March 2, 2011
Mark J. Gliebe	(Principal Operating Officer)

/s/ STEPHEN M. BURT	Director	March 2, 2011
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	March 2, 2011
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	March 2, 2011
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	March 2, 2011
Dean A. Foate

/s/ G. FREDERICK KASTEN, JR.	Director	March 2, 2011
G. Frederick Kasten, Jr.

/s/ RAKESH SACHDEV	Director	March 2, 2011
Rakesh Sachdev

/s/ CAROL N. SKORNICKA	Director	March 2, 2011
Carol N. Skornicka

/s/ CURTIS W. STOELTING	Director	March 2, 2011
Curtis W. Stoelting

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

Page(s) In
Form 10-K
(2) Financial Statement Schedule:

For the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008 Schedule II —Valuation and Qualifying Accounts	70
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	(In Thousands of Dollars)
	Balance				Balance
	Beginning	Charged to			End
	of Year	Expenses	Deductions(a)	Adjustments(b)	of Year
Allowance for receivables:
Year ended January 1, 2011	$12,666	$1,143	$(3,623)	$451	$10,637
Year ended January 2, 2010	$11,145	$2,487	$(1,875)	$909	$12,666
Year ended December 27, 2008	$10,734	$4,260	$(3,365)	$(484)	$11,145

Allowance for product warranty reserves:
Year ended January 1, 2011	$13,298	$13,793	$(14,420)	$160	$12,831
Year ended January 2, 2010	$11,022	$14,465	$(12,102)	$(87)	$13,298
Year ended December 27, 2008	$9,872	$8,268	$(7,431)	$313	$11,022

(a)	Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.

(b)	Adjustments related to acquisitions and translation.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1
Purchase Agreement, dated as of August 10, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.2
Amendment to Purchase Agreement, dated as of August 30, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated August 30, 2004 (File No. 001-07283)]

2.3
Purchase Agreement, dated as of November 14, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

2.4
Amendment to Purchase Agreement, dated as of December 31, 2004, between Regal Beloit Corporation and General Electric Company. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated December 31, 2004 (File No. 001-07283)]

2.5
Purchase Agreement, dated as of July 3, 2007, by and among Regal Beloit Corporation, Tecumseh Products Company, Fasco Industries, Inc. and Motores Fasco de Mexico, S. de R.L. de C.V. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on September 7, 2007]

2.6
Asset and Stock Purchase Agreement, dated as of December 12, 2010, by and between Regal Beloit Corporation and A.O. Smith Corporation. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on December 15, 2010]

3.1
Articles of Incorporation of Regal Beloit Corporation, as amended through April 20, 2007. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

3.2
Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

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

4.5
Second Amended and Restated Credit Agreement, dated as of April 30, 2007, among Regal Beloit Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K dated April 30, 2007 (File No. 001-07283)]

4.6
First Amendment, dated as of August 23, 2007, to the Second Amended and Restated Credit Agreement, dated as of April 30, 2007, by and among Regal Beloit Corporation, various financial institutions and Bank of America, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.7
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.8
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007] (File No. 001-07283)]

Exhibit
Number		Exhibit Description
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

10.1	*	1991 Flexible Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-07283)]

10.2	*	1998 Stock Option Plan, as amended [Incorporated by reference to Exhibit 99 to Regal Beloit Corporation’s Registration Statement on Form S-8 (Reg. No. 333-84779)]

10.3	*
2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders (File No. 001-07283)]

10.4	*
Regal Beloit Corporation 2007 Equity Incentive Plan (incorporated by reference to Appendix B to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007 (File No. 1-07283))

10.5	*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Henry W. Knueppel and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.6	*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Terry R. Colvin. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.7	*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Charles A. Hinrichs, Peter C. Underwood and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on November 2, 2010 (File No. 001-07283)]

10.8	*
Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.9	*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.10	*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.11	*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.12	*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.13	*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.14	*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.15	*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K dated November 2, 2010]

Exhibit
Number	Exhibit Description
10.16 *
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.17	Regal Beloit Corporation Shareholder Value Added (SVA) Executive Officers Incentive Compensation Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Regal Beloit Corporation.

23	Consent of Independent Auditors.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Accounting Officer.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Proxy Statement of Regal Beloit Corporation for the 2011 Annual Meeting of Shareholders

[The Proxy Statement for the 2011 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.