Form 10-Q
period 2011-04-02
REGAL BELOIT CORP
filed 2011-05-11
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 2, 2011, 38,637,160 shares of the registrant’s common stock, $.01 par value per share, were outstanding

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT
Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:
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
•
other risks and uncertainties including but not limited to those described in “Risk Factors” in this Quarterly Report on Form 10-Q and from time to time in our reports filed with Securities and Exchange Commission.

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and factors is included in Item 1A — Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011.

PART I — FINANCIAL INFORMATION
REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in Thousands, Except Cash Dividends Declared and Per Share Data)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	April 2, 2011	April 3, 2010
Net Sales	$662,655	$507,318
Cost of Sales	497,844	376,403

Gross Profit	164,811	130,915
Operating Expenses	100,691	68,150

Income From Operations	64,120	62,765
Interest Expense	5,091	5,061
Interest Income	317	641

Income Before Taxes	59,346	58,345
Provision For Income Taxes	18,523	18,477

Net Income	40,823	39,868
Net Income Attributable to Noncontrolling Interests	1,986	2,106

Net Income Attributable to Regal Beloit Corporation	$38,837	$37,762

Earnings Per Share of Common Stock:
Basic	$1.01	$1.01

Assuming Dilution	$0.99	$0.98

Cash Dividends Declared	$0.17	$0.16

Weighted Average Number of Shares Outstanding:
Basic	38,626,711	37,446,007

Assuming Dilution	39,131,722	38,622,314

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	April 2, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$259,457	$174,531
Investments — Trading Securities	—	56,327
Trade Receivables, less Allowances of $11,765 in 2011 and $10,637 in 2010	393,374	331,017
Inventories	401,234	390,587
Prepaid Expenses and Other Current Assets	86,144	110,665
Deferred Income Tax Benefits	27,188	24,924

Total Current Assets	1,167,397	1,088,051

Net Property, Plant and Equipment	413,545	396,376

Goodwill	776,710	775,371
Intangible Assets, Net of Amortization	171,139	175,490
Other Noncurrent Assets	15,346	13,848

Total Assets	$2,544,137	$2,449,136

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$262,340	$231,705
Dividends Payable	6,568	6,562
Accrued Compensation and Employee Benefits	62,298	63,842
Other Accrued Expenses	103,013	88,596
Current Maturities of Debt	19,190	8,637

Total Current Liabilities	453,409	399,342

Long-Term Debt	430,780	428,256
Deferred Income Taxes	94,649	92,858
Hedging Obligations	35,278	39,174
Pension and other Post Retirement Benefits	51,324	51,127
Other Noncurrent Liabilities	34,299	41,217

Equity:
Regal Beloit Corporation Shareholders’ Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 38,634,887 shares issued in 2011, and 38,615,547 issued in 2010	386	386
Additional Paid-In Capital	538,362	535,807
Retained Earnings	859,737	827,467
Accumulated Other Comprehensive Income (Loss)	9,303	(1,700)

Total Regal Beloit Corporation Shareholders’ Equity	1,407,788	1,361,960

Noncontrolling Interests	36,610	35,202

Total Equity	1,444,398	1,397,162

Total Liabilities and Equity	$2,544,137	$2,449,136

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Regal Beloit Corporation Shareholders’ Equity
				Accumulated
	Common	Additional		Other
	Stock $.01	Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of January 2, 2010	$374	$512,282	$703,765	$(48,597)	$12,244	$1,180,068
Net Income	—	—	37,762	—	2,106	39,868
Dividends Declared ($.16 per share)	—	—	(5,997)	—	—	$(5,997)
Stock Options Exercised, including income tax benefit and share cancellations	1	1,893	—	—	—	$1,894
Share-based Compensation	—	1,357	—	—	—	$1,357
Other Comprehensive Income by Classification:
Currency Translation adjustments	—	—	—	7,424	2	$7,426
Hedging Activities, net of tax	—	—	—	5,485	—	$5,485
Pension and Post Retirement Benefits, net of tax	—	—	—	447	—	$447

Balance as of April 3, 2010	$375	$515,532	$735,530	$(35,241)	$14,352	$1,230,548

	Regal Beloit Corporation Shareholders’ Equity
				Accumulated
	Common	Additional		Other
	Stock $.01	Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of January 1, 2011	$386	$535,807	$827,467	$(1,700)	$35,202	$1,397,162
Net Income	—	—	38,837	—	1,986	40,823
Dividends Declared ($.17 per share)	—	—	(6,567)	—	—	$(6,567)
Stock Options Exercised, including income tax benefit and share cancellations	—	800	—	—	—	$800
Share-based Compensation	—	1,755	—	—	—	$1,755
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	11,331	(578)	$10,753
Hedging Activities, net of tax	—	—	—	(984)	—	$(984)
Pension and Post Retirement Benefits, net of tax	—	—	—	656	—	$656

Balance as of April 2, 2011	$386	$538,362	$859,737	$9,303	$36,610	$1,444,398

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,823	$39,868
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	21,599	17,025
Excess tax benefits from share-based compensation	(410)	(670)
Loss on disposition of property, net	187	—
Share-based compensation expense	1,755	1,357
Change in assets and liabilities	(7,753)	(13,215)

Net cash provided by operating activities	56,201	44,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,729)	(11,241)
Purchases of investment securities	—	(98,133)
Sales of investment securities	55,998	69,069
Business acquisitions, net of cash acquired	(8,597)	—
Sale of property, plant and equipment	16	—

Net cash provided by (used in) investing activities	19,688	(40,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term borrowings	10,022	(1,661)
Payments of long-term debt	(49)	(46)
Net proceeds (repayments) under revolving credit facility	2,845	(2,863)
Dividends paid to shareholders	(6,561)	(5,981)
Proceeds from the exercise of stock options	566	1,223
Excess tax benefits from share-based compensation	410	670

Net cash provided by (used in) financing activities	7,233	(8,658)

EFFECT OF EXCHANGE RATES ON CASH	1,804	318

Net increase (decrease) in cash and cash equivalents	84,926	(4,280)
Cash and cash equivalents at beginning of period	174,531	262,422

Cash and cash equivalents at end of period	$259,457	$258,142

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2011
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 1, 2011, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of April 2, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed on March 2, 2011.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
2. OTHER FINANCIAL INFORMATION
Inventories
Cost for approximately 48% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	April 2, 2011	January 1, 2011
Raw Material and Work in Process	38%	36%
Finished Goods and Purchased Parts	62%	64%
Property, Plant and Equipment
Property, plant and equipment by major classification was as follows:

	April 2, 2011	January 1, 2011
Land and Improvements	$66,709	$45,909
Buildings and Improvements	142,774	141,128
Machinery and Equipment	535,548	524,172
Construction in Progress	24,751	26,644

Property, Plant and Equipment	769,782	737,853
Less: Accumulated Depreciation	(356,237)	(341,477)

Net Property, Plant and Equipment	$413,545	$396,376

3. ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition.
On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company’s Mechanical segment.
On December 23, 2010, the Company acquired Unico, Inc. (“Unico”), located in Franksville, Wisconsin. Unico manufactures a full range of AC and DC drives, motor controllers and other accessories for most industrial and commercial applications. Unico has developed proprietary technology in the fields of oil and gas recovery technology, commercial HVAC technology, test stand automation and other applications. The purchase price of $107.3 million was paid in cash, net of acquired debt and cash. In addition to the cash paid, the Company agreed to pay an additional amount should certain performance thresholds be met. At April 2, 2011, the Company has a liability recorded of $9.2 million for this consideration. Unico is reported as part of the Company’s Electrical segment.
On December 1, 2010, the Company acquired South Pacific Rewinders (“SPR”), located in Auckland, New Zealand. SPR operates as a motor rewinder and distributor in the Pacific region. SPR is reported as part of the Company’s Electrical segment.

On November 1, 2010, the Company acquired 55% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil. The purchase price was $27.3 million, net of acquired debt and cash. The purchase price includes $4.6 million in cash paid at closing, $5.6 million paid during the first three months of 2011, and $17.1 million which will be paid in three semi-annual payments. Elco is reported as part of the Company’s Electrical segment.
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
On May 4, 2010, the Company acquired Air-Con Technology (“Air-Con”), located in Mississauga, Ontario, Canada. Air-Con is a distributor of HVACR electric motors. Air-Con is reported as part of the Company’s Electrical segment.
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
Pending Acquisition
On December 12, 2010, the Company and A.O. Smith Corporation (NYSE: AOS) entered into an agreement pursuant to which the Company will acquire the Electrical Products Company of A.O. Smith Corporation. The total consideration for the transaction consists of $700 million of cash and 2,834,026 shares of Company common stock. Closing on the transaction is subject to all customary regulatory approvals, which are still pending as of the date of this filing.
4. COMPREHENSIVE INCOME
The Company’s consolidated comprehensive income for the three months ended April 2, 2011 and April 3, 2010, respectively, was as follows (in thousands):

	Three Months Ending
	April 2, 2011	April 3, 2010
Net income	$40,823	$39,868
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	10,753	7,426
Changes in fair value on open hedge contracts, net of tax	2,540	4,745
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) (“AOCI”), net of tax	(3,524)	740
Amortization of net prior service costs and actuarial losses	656	447

Comprehensive income	$51,248	$53,226

The amount of comprehensive income attributable to noncontrolling interests was $1.4 million and $2.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Income (Loss). The components of the ending balances of Accumulated Other Comprehensive (Loss) are as follows (in thousands):

	April 2, 2011	January 1, 2011
Translation adjustments	$34,521	$23,190
Hedging activities, net of tax	1,858	2,842
Pension and post retirement benefits, net of tax	(27,076)	(27,732)

	$9,303	$(1,700)

5. WARRANTY COSTS
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three months ended April 2, 2011 and April 3, 2010 (in thousands):

	Three Months Ending
	April 2, 2011	April 3, 2010
Beginning balance	$12,831	$13,298
Deduct: Payments	(2,854)	(3,445)
Add: Provision	2,581	3,489
Translation Adjustments	26	56

Ending balance	$12,584	$13,398

6. BUSINESS SEGMENTS
The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (in thousands):

	Mechanical Segment		Electrical Segment
	Three Months Ending		Three Months Ending
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net Sales	$68,365	$50,073	$594,290	$457,245
Income from Operations	8,607	6,425	55,513	56,340
% of Net Sales	12.6%	12.8%	9.3%	12.3%
Goodwill at end of period	$12,481	$—	$764,229	$667,725
7. GOODWILL AND OTHER INTANGIBLES
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
At April 2, 2011, substantially all of the Company’s goodwill is attributable to the Electrical segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

		Electrical	Mechanical
	Total	Segment	Segment
Balance as of January 2, 2010	$663,920	$663,920	$—
Translation Adjustments	3,805	3,805	—

Balance as of April 3, 2010	$667,725	$667,725	$—

Balance as of January 1, 2011	$775,371	$763,135	$12,236
Acquisitions and Valuation Adjustments	(1,810)	(1,875)	65
Translation Adjustments	3,149	2,969	180

Balance as of April 2, 2011	$776,710	$764,229	$12,481

Intangible Assets
Intangible assets consisted of the following (in thousands):

		April 2, 2011		April 3, 2010
	Useful Life		Accumulated		Accumulated
	(years)	Gross Value	Amortization	Gross Value	Amortization
Customer Relationships	3 – 17	$142,023	$(44,805)	$97,799	$(31,781)
Technology	3 – 9	60,689	(15,164)	33,332	(9,716)
Trademarks	3 – 20	31,346	(10,556)	21,229	(7,956)
Patents & Engineering Drawings	10	16,610	(10,416)	16,610	(8,755)
Non-Compete Agreements	3 – 5	7,569	(6,157)	6,349	(5,195)

		$258,237	$(87,098)	$175,319	$(63,403)

Net Values			$171,139		$111,916

Estimated Amortization (in millions)

2011	2012	2013	2014	2015
$28.4	$28.0	$27.7	$26.2	$18.7
Amortization expense recorded for the three months ended April 2, 2011 and April 3, 2010 was $7.1 million and $4.4 million, respectively.

8. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of April 2, 2011 and January 1, 2011 was as follows (in thousands):

	April 2, 2011	January 1, 2011
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	2,845	—
Other	32,125	21,893

	449,970	436,893
Less: Current maturities	(19,190)	(8,637)

Non-current portion	$430,780	$428,256

At April 2, 2011, the Company had $250.0 million of senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”). These interest rates vary as LIBOR varies. At April 2, 2011, the interest rate of 1.0% was based on a margin over LIBOR.
On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. At April 2, 2011, the interest rate of 1.0% was based on a margin over LIBOR.
The Company’s $500.0 million revolving credit facility (the “Facility”) permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of senior funded debt to EBITDA. The Facility matures in April 2012. At April 2, 2011, the interest rate of 1.3% was based on a margin over LIBOR.
The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of April 2, 2011.
The Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of Notes to Condensed Consolidated Financial Statements.)
At April 2, 2011, other notes payable of approximately $32.1 million were outstanding with a weighted average interest rate of 5.1%.
9. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in thousands):

	Three Months Ending
	April 2, 2011	April 3, 2010
Service cost	$720	$586
Interest cost	1,988	1,734
Expected return on plan assets	(1,828)	(1,566)
Amortization of prior service cost and net actuarial loss	918	612

Net periodic benefit expense	$1,798	$1,366

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the 2011 fiscal year is $3.3 million and $0.2 million, respectively.
In the first quarter of 2011 and 2010, the Company contributed $0.6 million and $0.5 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $1.6 million, for total contributions of $2.2 million in 2011. The Company contributed a total of $4.1 million in 2010. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2010 Annual Report on Form 10-K filed on March 2, 2011.

10. SHAREHOLDERS’ EQUITY
The Company recognized approximately $1.8 million and $1.4 million in share-based compensation expense for the three month period ended April 2, 2011 and April 3, 2010, respectively. The total excess income tax benefit recognized relating to share-based compensation for the three months ended April 2, 2011 and April 3, 2010 was approximately $0.4 million and $0.7 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of April 2, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $16.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.6 years.
The Company was authorized as of April 2, 2011 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.8 million shares were available for future grant or payment under the various plans at April 2, 2011.
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
A summary of share-based awards (options and SARs) as of April 2, 2011 follows below. Forfeitures of share-based awards were immaterial.

		Wtd. Avg.	Wtd. Avg. Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term (years)	Value (in millions)
Number of shares:
Outstanding	1,420,210	$43.67	6.7	$44.5
Exercisable	593,560	37.40	5.1	22.4
Restricted Stock
As of April 2, 2011, the Company had 181,027 shares of restricted stock outstanding with a weighted average grant date fair value of $53.45 and a weighted average life of 1.9 years. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant. In the first three months of 2011 there were 150 shares of restricted stock vested.
11. INCOME TAXES
The effective tax rate for the three months ended April 2, 2011 was 31.2% versus 31.7% for the three months ended April 3, 2010. The change in the effective rates was driven by changes in the global distribution of income.
As of both April 2, 2011 and January 1, 2011, the Company had approximately $5.5 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Federal tax returns from 2007 through 2010 and various state tax returns remain subject to income tax examinations by tax authorities.
12. EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in thousands):

	Three Months Ending
	April 2, 2011	April 3, 2010
Denominator for basic EPS — weighted average	38,627	37,446
Effect of dilutive securities	505	1,176

Denominator for diluted EPS	39,132	38,622

The “Effect of dilutive securities” represents the dilution impact of equity awards and convertible notes that were fully converted during 2010. The dilutive effect of the convertible notes was approximately 0.8 million shares for the three months ended April 3, 2010.
There were no options for common shares where the exercise price was above the market price at April 2, 2011. As of April 3, 2010 options for common shares totaling 1.0 million shares were excluded from the calculation of the effect of dilutive securities, as the effect of such options was anti-dilutive.

13. CONTINGENCIES
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
The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject it to claims that the use of its products is alleged to have resulted in injury or other damage. The Company accrues for anticipated costs in defending against such lawsuits in amounts that the Company believes are adequate, and the Company does not believe that the outcome of any such lawsuit will have a material effect on the Company’s financial position or its results of operations.
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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of April 2, 2011.
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
At April 2, 2011, the Company had an additional $5.8 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At April 3, 2010, the Company had an additional $0.9 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.

As of April 2, 2011, the Company had outstanding the following commodity forward contracts (with maturities extending through September 2012) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$138.1
Aluminum	3.5
Zinc	0.4
Natural Gas	0.4
As of April 2, 2011, the Company had outstanding the following currency forward contracts (with maturities extending through December 2012) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$92.9
Indian Rupee	34.7
Chinese Renminbi	8.8
Australian Dollar	4.0
Thai Baht	2.0
As of April 2, 2011, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of April 2, 2011 and January 1, 2011 were (in millions):

	April 2, 2011
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$35.2
Foreign exchange contracts	9.2	2.4	0.2	0.1
Commodity contracts	16.0	2.0	0.5	—

Not designated as hedging instruments:
Foreign exchange contracts	—	—	0.3	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$25.4	$4.4	$1.0	$35.3

	January 1, 2011
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.1
Foreign exchange contracts	7.1	1.4	0.1	0.1
Commodity contracts	24.7	4.2	0.1	—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$32.2	$5.6	$0.2	$39.2

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three months ended April 2, 2011 and April 3, 2010, was (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended				Three Months Ended
	April 2, 2011				April 3, 2010
			Interest				Interest
	Commodity	Currency	Rate		Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(1.9)	$5.3	$0.7	$4.1	$4.0	$7.9	$(4.2)	$7.7
Amounts reclassified from other comprehensive income (loss) were:
Gain (Loss) recognized in Net Sales	$—	$0.2	$—	$0.2	$—	$(0.1)	$—	$(0.1)
Gain (Loss) recognized in Cost of Sales	8.2	0.5	—	$8.7	3.3	(1.2)	—	$2.1
Loss recognized in Interest Expense	—	—	(3.2)	$(3.2)	—	—	(3.2)	$(3.2)
The ineffective portion of hedging instruments recognized during the three months ended April 2, 2011 and April 3, 2010 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended	Three Months Ended
	April 2, 2011	April 3, 2010
	Currency Forwards	Commodity Forwards
Loss recognized in Cost of Sales	$(0.3)	$(0.1)
The net AOCI balance of $1.9 million gain at April 2, 2011 includes $12.0 million of net current deferred gains expected to be realized in the next twelve months.
15. FAIR VALUE
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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 2, 2011 and January 1, 2011 (in millions):

	April 2, 2011	January 1, 2011
Assets:
Investments — Trading Securities	$—	$56.3	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	9.2	7.3	(Level 2)
Derivative Commodity Contracts	16.2	24.9	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	2.4	1.4	(Level 2)
Derivative Commodity Contracts	2.0	4.2	(Level 2)
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	0.5	0.1	(Level 2)
Derivative Commodity Contracts	0.5	0.1	(Level 2)
Hedging Obligations:
Interest Rate Swap	35.2	39.1	(Level 2)
Derivative Currency Contracts	0.1	0.1	(Level 2)
16. RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with our Elco Group B.V. joint venture partner resulting from bankruptcy proceeding involving Elco. The amount is payable in four semi-annual payments ending in 2012. During the first quarter of 2011, $5.6 million was paid by the Company. The Company has included the current amounts in Other Accrued Expenses and the long-term amount in Other Noncurrent Liabilities.
17. SUBSEQUENT EVENTS
On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
Overview
The U.S. and global economy continued to show growth in the first quarter 2011. Sales of high efficiency products continued to show above average growth rates, supported by the net economic impact to the end user and, in certain cases, by tax credits and government regulations requiring higher energy efficiency ratings on certain types of motors.
Net sales for the first quarter 2011 increased 30.6% to $662.7 million from $507.3 million in the first quarter 2010. Net sales for the first quarter 2011 included $91.2 million of incremental net sales from the businesses acquired in 2010.
Net Income Attributable to Regal Beloit Corporation increased 2.9% to $38.8 million for the first quarter 2011 compared to $37.8 million for the first quarter 2010. Diluted earnings per share increased to $0.99 for the first quarter 2011 compared to $0.98 for the first quarter 2010.

Results of Operations
Net Sales

	(In millions)
	Three Months Ended
	April 2, 2011	April 3, 2010
Net Sales	$662.7	$507.3
Sales growth rate	30.6%	14.4%

Net Sales by Segment:
Electrical segment	$594.3	$457.2
Sales growth rate	30.0%	16.8%
Mechanical segment	$68.4	$50.1
Sales growth rate	36.5%	(3.5%)
Net sales for the first quarter 2011 were $662.7 million, a 30.6% increase compared to $507.3 million for the first quarter 2010. Net sales for the first quarter 2011 included $91.2 million of incremental net sales from the businesses acquired in 2010. Sales also increased due to higher volumes and increases in selling prices.
In the Electrical segment, net sales for the first quarter 2011 increased $137.1 million compared to the first quarter 2010, including $81.3 million of incremental net sales from the acquired businesses. North American residential HVAC motor net sales increased 17.9% in the first quarter 2011 compared to the first quarter 2010. North American commercial and industrial net sales increased 12.8% for the first quarter compared to the first quarter 2010 driven by improving economic conditions, the impact of the EISA legislation which increased the sales of energy efficient motors and a strong recovery in our generator business.
In the Mechanical segment, net sales for the first quarter of 2011 increased $18.3 million compared to the first quarter 2010, including $9.9 million of incremental net sales from the acquired businesses. This increase was driven primarily by improving demand in later cycle end markets and improving demand in Europe.
Net sales to regions outside of the United States were 36.9% of total net sales for the first quarter 2011 compared to 27.1% of total net sales for the first quarter 2010. First quarter 2011 net sales of high efficiency products were 18.0% of total net sales as compared to 17.7% in the first quarter of 2010. The impact of foreign currency exchange rates increased total net sales by 1.0% for the first quarter 2011 compared to the first quarter 2010.
Gross Profit

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Gross Profit	$164,811	$130,915
Gross profit percentage	24.9%	25.8%

Gross Profit by Segment:
Electrical segment	$145,605	$117,050
Gross profit percentage	24.5%	25.6%
Mechanical segment	$19,206	$13,865
Gross profit percentage	28.1%	27.7%
Gross profit margin for the first quarter 2011 was 24.9% as compared to 25.8% for the first quarter 2010.
Gross profit margin for the Electrical segment was 24.5% for the first quarter 2011 compared to 25.6% for the first quarter 2010. Electrical segment margins were negatively impacted by higher raw material costs in the first quarter 2011 compared to the first quarter 2010.
Gross profit margin for the Mechanical segment was 28.1% for the first quarter 2011 compared to 27.7% for the first quarter 2010. The improvements were driven primarily by sales volume leverage.

Operating Expenses

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Operating Expenses	$100,691	$68,150
As a percentage of net sales	15.2%	13.4%

Operating Expenses by Segment:
Electrical segment	$90,092	$60,710
As a percentage of net sales	15.2%	13.3%
Mechanical segment	$10,599	$7,440
As a percentage of net sales	15.5%	14.9%
Operating expenses for the first quarter 2011 increased $32.5 million including (i) $20.1 million related to the acquired businesses ($2.4 million of which was intangible amortization), and (ii) an incremental $5.1 million of acquisition-related expenses.
Electrical segment operating expenses were 15.2% of net sales for the first quarter 2011 compared to 13.3% for the first quarter 2010.
Mechanical segment operating expenses were 15.5% of net sales for the first quarter 2011 compared to 14.9% for the first quarter 2010.
Income from Operations

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Income from Operations	$64,120	$62,765
As a percentage of net sales	9.7%	12.4%

Income from Operations by Segment:
Electrical segment	$55,513	$56,340
As a percentage of net sales	9.3%	12.3%
Mechanical segment	$8,607	$6,425
As a percentage of net sales	12.6%	12.8%
Income from operations was $64.1 million for the first quarter 2011 compared to $62.8 million for the first quarter 2010. As a percentage of sales, income from operations was 9.7% for the first quarter 2011 compared to 12.4% for the first quarter 2010.
Electrical segment income from operations was 9.3% of net sales for the first quarter 2011 compared to 12.3% for the first quarter 2010.
Mechanical segment income from operations was 12.6% of net sales for the first quarter 2011 compared to 12.8% of net sales for the first quarter 2010.
Interest Expense, Net

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Interest Expense, Net	$4,774	$4,420
Net interest expense for the first quarter 2011 was $4.8 million compared to $4.4 million for the first quarter 2010. During 2011, the Company’s net interest expense increased primarily due to lower investment interest income while our average debt borrowing and interest rates remained relatively consistent quarter over quarter.
Provision for Income Taxes

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Income Taxes	$18,523	$18,477
Effective Tax Rate	31.2%	31.7%

The effective tax rate for the first quarter 2011 was 31.2% compared to 31.7% for the first quarter 2010. The decrease in the effective tax rate was driven by changes in the global distribution of taxable income.
Net Income Attributable to Regal Beloit Corporation and Earnings Per Share

	(In millions, except per share data)
	Three Months Ended
	April 2, 2011	April 3, 2010
Net Income Attributable to Regal Beloit Corporation	$38.8	$37.8
Fully Diluted Earnings per Share	$0.99	$0.98
Average Number of Diluted Shares	39.1	38.6
Net Income Attributable to Regal Beloit Corporation for the first quarter 2011 was $38.8 million, an increase of 2.9% compared to $37.8 million for the first quarter 2010. Fully diluted earnings per share was $0.99 for the first quarter 2011 compared to $0.98 for the first quarter 2010. The average number of diluted shares was 39,131,722 during the first quarter 2011 compared to 38,622,314 during the first quarter 2010.
Liquidity and Capital Resources
Our principal source of liquidity is operating cash flow. In addition, other significant factors affecting our liquidity management include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long-term capital on acceptable terms.
Our working capital was $714.0 million at April 2, 2011, an increase of 3.7% from $688.7 million at January 1, 2011. At April 2, 2011 our current ratio, the ratio of our current assets to current liabilities, was 2.6:1 compared to 2.7:1 at January 1, 2011.
The following table presents selected financial information and statistics as of April 2, 2011 and January 1, 2011 (in millions):

	April 2, 2011	January 1, 2011
Cash and Cash Equivalents	$259.5	$174.5
Investments — Trading Securities	—	56.3
Trade Receivables, Net	393.4	331.0
Inventories, Net	401.2	390.6
Working Capital	714.0	688.7
Cash flow provided by operating activities (“operating cash flow”) was $56.2 million for the three months ended April 2, 2011, an $11.8 million increase from the three months ended April 3, 2010. The increase reflects higher net income and a decrease in the amount used in working capital.
Cash flow provided by investing activities was $19.7 million for the first three months of 2011, a $60.0 million increase from the first three months of 2010. Sales of investment securities were $56.0 in the first three months of 2011 versus the net purchases of investment securities of ($29.1) in the first three months of 2010. Capital expenditures were $27.7 million which included the purchase of land related to our factory in Faridabad, India which was previously leased.
Cash flow provided by financing activities for the first three months of 2011 was $7.2 million compared to cash flow used of $8.7 million in the first three months of 2010.
At April 2, 2011, we had $250.0 million of senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among us and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”). These interest rates vary as LIBOR varies. At April 2, 2011, the interest rate of 1.0% was based on a margin over LIBOR.
On June 16, 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. At April 2, 2011, the interest rate of 1.0% was based on a margin over LIBOR.
Our $500.0 million revolving credit facility (the “Facility”) permits us to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of senior funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our senior funded debt to our EBITDA. At April 2, 2011, the interest rate of 1.3% was based on a margin over LIBOR.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of April 2, 2011.
EPC Acquisition
We plan to fund the $700 million cash consideration in the EPC acquisition with a combination of existing cash, borrowings under the Facility and additional debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk relating to our operations due to changes in interest rates, foreign currency exchange rates and commodity prices of purchased raw materials. We manage the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as interest rate swaps, commodity cash flow hedges and foreign currency forward exchange contracts. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes.
All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in accumulated other comprehensive income (loss) (“AOCI”) in each accounting period. An ineffective portion of the hedges change in fair value, if any, is recorded in earnings in the period of change.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At April 2, 2011, net of interest rate swaps, we had $263.6 million of fixed rate debt and $186.4 million of variable rate debt. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at April 2, 2011, would result in a change in after-tax annualized earnings of approximately $0.1 million.
We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of April 2, 2011, are as follows:

	Notional		Rate		Fair Value
Instrument	Amount	Maturity	Paid	Rate Received	(Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($18.9) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($16.3) million
As of April 2, 2011 and January 1, 2011, the interest rate swap liability of ($35.2) million and ($39.1) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of ($21.8) million and ($24.2) million as of April 2, 2011 and January 1, 2011, respectively, was recorded in AOCI.
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
As of April 2, 2011, derivative currency assets (liabilities) of $9.2 million, $2.4 million, ($0.5) million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively. As of January 1, 2011, derivative currency assets (liabilities) of $7.3 million, $1.4 million, ($0.1) million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively. The unrealized gain on the effective portion of the contracts of $7.0 million net of tax, and $5.1 million net of tax, as of April 2, 2011 and January 1, 2011, was recorded in AOCI. At April 2, 2011, we had an additional $0.9 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2011, we had an additional immaterial amount of derivative currency gains on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on April 2, 2011 (dollars in millions):

			Foreign Exchange
			Gain/(Loss) From:
	Notional		10% Appreciation of	10% Depreciation of
Currency	Amount	Fair Value	Counter Currency	Counter Currency
Mexican Peso	$92.9	$10.9	$9.3	$(9.3)
Indian Rupee	34.7	0.6	3.5	(3.5)
Chinese Renminbi	8.8	(0.3)	0.9	(0.9)
Australian Dollar	4.0	(0.2)	0.4	(0.4)
Thai Baht	2.0	—	0.2	(0.2)
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
Derivative commodity assets (liabilities) of $16.2 million, $2.0 million, and ($0.5) are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively, at April 2, 2011. Derivative commodity assets (liabilities) of $24.9 million, $4.2 million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively, at January 1, 2011. The unrealized gain on the effective portion of the contracts of $10.9 million net of tax and $17.8 million net of tax, as of April 2, 2011 and January 1, 2011, respectively, was recorded in AOCI. At April 2, 2011, we had an additional $4.8 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2011, we had an additional $4.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on April 2, 2011 (dollars in millions):

			Foreign Exchange
			Gain/(Loss) From:
	Notional		10% Increase of	10% Decrease of
Commodity	Amount	Fair Value	Commodity Prices	Commodity Prices
Copper	$138.1	$17.1	$13.8	$(13.8)
Aluminum	3.5	0.6	0.4	(4.0)
Zinc	0.4	—	—	—
Natural Gas	0.4	—	—	—
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $1.9 million gain at April 2, 2011 includes $12.0 million of net current deferred gains expected to be realized in the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
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
The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our Annual Report on Form 10-K filed on March 2, 2011, except for the following risk factor:
We source certain component parts from Japan, which was recently impacted by natural disasters.
We source certain component parts from suppliers or sub-suppliers located in Japan, including microchips, capacitors and capacitor film. Parts of Japan were significantly affected by the earthquake and tsunamis of March 2011. We have worked closely with our suppliers to understand potential impacts and to develop mitigation strategies in the event of component shortages, and we continue to carefully monitor the situation. While we do not foresee any material impact to our operations, supply interruptions related to these materials sourced from Japan could manifest themselves in the weeks ahead. If we were to experience significant shortages of key components and were not able to obtain alternate supplies, we could have to reduce production of certain motors, or may be unable to fill all of our customers’ orders on a timely basis, which could adversely impact our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended April 2, 2011.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the
2011 Fiscal Month	Purchased	per Share	or Programs	Plan or Programs
January 2, to February 5		$—	—	2,115,900

February 6 to March 5	40	$71.22	—	2,115,900

March 6 to April 2		$—	—	2,115,900

Total	40		—

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the three months ended April 2, 2011, there were 40 shares acquired in connection with equity incentive plans.
The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1
Regal Beloit Corporation Shareholder Value Added (SVA) Executive Officers Incentive Compensation Plan (incorporated by reference to Appendix I contained in Regal Beloit Corporation’s proxy statement for its 2011 annual meeting of shareholders).

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

REGAL BELOIT CORPORATION (Registrant)
/s/ Charles A. Hinrichs
Charles A. Hinrichs
Vice President (Chief Financial Officer)

Date: May 11, 2011

REGAL BELOIT CORPORATION (Registrant)
/s/ Peter J. Rowley
Peter J. Rowley
Vice President, Corporate Controller (Principal Accounting Officer)

Date: May 11, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1
Regal Beloit Corporation Shareholder Value Added (SVA) Executive Officers Incentive Compensation Plan (incorporated by reference to Appendix I contained in Regal Beloit Corporation’s proxy statement for its 2011 annual meeting of shareholders).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.*