Form 10-Q
period 2011-07-02
REGAL BELOIT CORP
filed 2011-08-11
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 2, 2011
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
YES ☐ NO ☑
     As of July 29, 2011, 38,684,888 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT
Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:
•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and the marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of acquired companies and businesses, including the timing and impact of purchase accounting adjustments;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property, and claims of infringement by us of third party technologies;

•	increases in our overall debt levels as a result of acquisitions or otherwise and our ability to repay principal and interest on our outstanding debt;

•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;

•	difficulties consummating the pending acquisition of the Electrical Products Company of A.O. Smith Corporation that may have a negative impact on our results of operations;

•	unanticipated costs or expenses that could be incurred relating to product warranty matters;

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in Thousands, Except Cash Dividends Declared and Per Share Data)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Sales	$681,785	$584,181	$1,344,440	$1,091,499

Cost of Sales	531,116	440,677	1,028,960	817,080

Gross Profit	150,669	143,504	315,480	274,419

Operating Expenses	95,860	76,705	196,551	144,855

Income From Operations	54,809	66,799	118,929	129,564

Interest Expense	4,814	4,480	9,905	9,541

Interest Income	419	514	736	1,155

Income Before Taxes	50,414	62,833	109,760	121,178

Provision For Income Taxes	14,429	20,058	32,952	38,535

Net Income	35,985	42,775	76,808	82,643

Net Income Attributable to Noncontrolling Interests	1,655	1,055	3,641	3,161

Net Income Attributable to Regal Beloit Corporation	$34,330	$41,720	$73,167	$79,482

Earnings Per Share of Common Stock:

Basic	$0.89	$1.09	$1.89	$2.10

Assuming Dilution	$0.88	$1.07	$1.87	$2.05

Cash Dividends Declared	$0.18	$0.17	$0.35	$0.33

Weighted Average Number of Shares Outstanding:

Basic	38,667,034	38,310,371	38,646,873	37,878,189

Assuming Dilution	39,212,535	38,954,418	39,182,215	38,796,187

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Unaudited
	July 2, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$275,348	$174,531
Investments — Trading Securities	—	56,327
Trade Receivables, less Allowances of $10,646 in 2011 and $10,637 in 2010	410,565	331,017
Inventories	436,375	390,587
Prepaid Expenses and Other Current Assets	87,818	110,665
Deferred Income Tax Benefits	29,608	24,924

Total Current Assets	1,239,714	1,088,051

Net Property, Plant and Equipment	412,136	396,376

Goodwill	793,716	775,371
Intangible Assets, Net of Amortization	185,833	175,490
Other Noncurrent Assets	15,144	13,848

Total Assets	$2,646,543	$2,449,136

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$279,311	$231,705
Dividends Payable	6,962	6,562
Accrued Compensation and Employee Benefits	68,976	63,842
Other Accrued Expenses	120,946	88,596
Current Maturities of Debt	14,282	8,637

Total Current Liabilities	490,477	399,342

Long-Term Debt	428,044	428,256
Deferred Income Taxes	98,704	92,858
Hedging Obligations	38,452	39,174
Pension and other Post Retirement Benefits	55,427	51,127
Other Noncurrent Liabilities	54,874	41,217

Commitments and Contingencies (see Note 13)

Equity:
Regal Beloit Corporation Shareholders’ Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 38,684,713 shares issued in 2011, and 38,615,547 issued in 2010	387	386
Additional Paid-In Capital	543,206	535,807
Retained Earnings	887,104	827,467
Accumulated Other Comprehensive Income (Loss)	11,340	(1,700)

Total Regal Beloit Corporation Shareholders’ Equity	1,442,037	1,361,960

Noncontrolling Interests	38,528	35,202

Total Equity	1,480,565	1,397,162

Total Liabilities and Equity	$2,646,543	$2,449,136

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Regal Beloit Corporation Shareholders’ Equity
				Accumulated
	Common	Additional		Other
	Stock $.01	Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of January 2, 2010	$374	$512,282	$703,765	$(48,597)	$12,244	$1,180,068
Net Income	—	—	79,482	—	3,161	82,643
Dividends Declared ($.33 per share)	—	—	(12,553)	—	—	$(12,553)
Issuance of 100,000 shares of Common Stock for Acquisition	1	6,106	—	—	—	$6,107
Issuance of Common Stock for Conversion premium on Convertible Debt redemption	9	(9)	—	—	—	$—
Reversal of Unrecognized Tax Benefits Related to Convertible Debt	—	6,119	—	—	—	$6,119
Noncontrolling Interests of Acquisitions	—	—	—	—	1,836	$1,836
Stock Options Exercised, including income tax benefit and share cancellations	2	3,131	—	—	—	$3,133
Share-based Compensation	—	3,065	—	—	—	$3,065
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	(7,523)	(12)	$(7,535)
Hedging Activities, net of tax	—	—	—	(11,041)	—	$(11,041)
Pension and Post Retirement Benefits, net of tax	—	—	—	811	—	$811

Balance as of July 3, 2010	$386	$530,694	$770,694	$(66,350)	$17,229	$1,252,653

	Regal Beloit Corporation Shareholders’ Equity
				Accumulated
	Common	Additional		Other
	Stock $.01	Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Par Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of January 1, 2011	$386	$535,807	$827,467	$(1,700)	$35,202	$1,397,162
Net Income	—	—	73,167	—	3,641	76,808
Dividends Declared ($.35 per share)	—	—	(13,530)	—	—	$(13,530)
Stock Options Exercised, including income tax benefit and share cancellations	1	1,164	—	—	—	$1,165
Share-based Compensation	—	6,235	—	—	—	$6,235
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	18,910	(315)	$18,595
Hedging Activities, net of tax	—	—	—	(6,962)	—	$(6,962)
Pension and Post Retirement Benefits, net of tax	—	—	—	1,092	—	$1,092

Balance as of July 2, 2011	$387	$543,206	$887,104	$11,340	$38,528	$1,480,565

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,808	$82,643
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	43,626	35,899
Excess tax benefits from share-based compensation	(1,003)	(1,411)
Loss on disposition of property, net	488	1,368
Share-based compensation expense	6,235	3,065
Change in assets and liabilities	(16,578)	(21,837)

Net cash provided by operating activities	109,576	99,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(38,525)	(18,232)
Purchases of investment securities	—	(187,877)
Sales of investment securities	55,998	131,529
Business acquisitions, net of cash acquired	(22,053)	(75,863)
Sale of property, plant and equipment	209	67

Net cash used in investing activities	(4,371)	(150,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of convertible debt	—	(38,728)
Proceeds from short-term borrowings	20,508	—
Repayments of short-term borrowings	(15,390)	—
Net repayments of short-term borrowings	—	(8,733)
Payments of long-term debt	(88)	(103)
Net repayments under revolving credit facility	—	(2,863)
Dividends paid to shareholders	(13,130)	(11,978)
Proceeds from the exercise of stock options	1,756	2,989
Excess tax benefits from share-based compensation	1,003	1,411
Financing fees paid	(1,874)	—

Net cash used in financing activities	(7,215)	(58,005)

EFFECT OF EXCHANGE RATES ON CASH	2,827	(1,266)

Net increase (decrease) in cash and cash equivalents	100,817	(109,920)
Cash and cash equivalents at beginning of period	174,531	262,422

Cash and cash equivalents at end of period	$275,348	$152,502

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2011
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 1, 2011, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of July 2, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed on March 2, 2011.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended July 2, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
2. OTHER FINANCIAL INFORMATION
Inventories
Cost for approximately 55% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	July 2, 2011	January 1, 2011
Raw Material and Work in Process	34%	36%
Finished Goods and Purchased Parts	66%	64%
Property, Plant and Equipment
Property, plant and equipment by major classification was as follows:

	July 2, 2011	January 1, 2011
Land and Improvements	$67,438	$45,909
Buildings and Improvements	143,192	141,128
Machinery and Equipment	545,374	524,172
Construction in Progress	26,927	26,644

Property, Plant and Equipment	782,931	737,853
Less: Accumulated Depreciation	(370,795)	(341,477)

Net Property, Plant and Equipment	$412,136	$396,376

3. ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition.
On June 1, 2011, the Company acquired Australian Fan and Motor Company (“AFMC”) located in Melbourne, Australia. AFMC manufactures and distributes a wide range of direct drive blowers, fan decks, axial fans and sub fractional motors for sales in Australia and New Zealand. The preliminary purchase price of $5.7 million was paid in cash, net of acquired debt and cash. AFMC is reported as part of the Company’s Electrical segment.
On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash and an additional amount should certain future performance expectations be met. At July 2, 2011, the Company has recorded a liability of $16.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company’s Electrical segment.

On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company’s Mechanical segment.
On December 23, 2010, the Company acquired Unico, Inc. (“Unico”), located in Franksville, Wisconsin. Unico manufactures a full range of AC and DC drives, motor controllers and other accessories for most industrial and commercial applications. Unico has developed proprietary technology in the fields of oil and gas recovery technology, commercial HVAC technology, test stand automation and other applications. The purchase price of $107.3 million was paid in cash, net of acquired debt and cash. In addition to the cash paid, the Company agreed to pay an additional amount should certain performance thresholds be met. At July 2, 2011, the Company has a liability recorded of $9.2 million for this deferred contingent purchase price. Unico is reported as part of the Company’s Electrical segment.
On December 1, 2010, the Company acquired South Pacific Rewinders (“SPR”), located in Auckland, New Zealand. SPR operates as a motor rewinder and distributor in the Pacific region. SPR is reported as part of the Company’s Electrical segment.
On November 1, 2010, the Company acquired 55% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil. The purchase price was $27.3 million, net of acquired debt and cash. The purchase price includes $4.6 million in cash, paid at closing, $5.6 million paid during the first three months of 2011, and $17.1 million which will be paid in three semi-annual payments ending in 2012. Elco is reported as part of the Company’s Electrical segment.
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
4. COMPREHENSIVE INCOME
The Company’s consolidated comprehensive income for the three and six months ended July 2, 2011 and July 3, 2010, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$35,985	$42,775	$76,808	$82,643
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	7,842	(14,961)	18,595	(7,535)
Changes in fair value on open hedge contracts, net of tax effect of ($535), ($10,530), $1,022, and ($7,597)	(871)	(17,180)	1,669	(12,435)
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) (“AOCI”), net of tax effect of ($3,158), $401, ($5,319), and $854	(5,107)	654	(8,631)	1,394
Amortization of net prior service costs and actuarial losses, net of tax	436	364	1,092	811

Comprehensive income	$38,285	$11,652	$89,533	$64,878

The amount of comprehensive income attributable to noncontrolling interests was $1.9 million and $3.3 million for the three and six months ended July 2, 2011, respectively. The amount of comprehensive income attributable to noncontrolling interests was $1.1 million and $3.2 million for the three and six months ended July 3, 2010, respectively.
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Income (Loss). The components of the ending balances of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	July 2, 2011	January 1, 2011
Translation adjustments	$42,100	$23,190
Hedging activities, net of tax	(4,120)	2,842
Pension and post retirement benefits, net of tax	(26,640)	(27,732)

	$11,340	$(1,700)

5. WARRANTY COSTS
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Beginning balance	$12,584	$13,398	$12,831	$13,298
Deduct: Payments	(2,979)	(3,438)	(5,833)	(6,883)
Add: Provision	31,295	3,148	33,876	6,637
Translation Adjustments	48	(22)	74	34

Ending balance	$40,948	$13,086	$40,948	$13,086

The accrued warranty costs for the three and six months ended July 2, 2011 include an incremental $28.0 million in accrued costs due to a production flaw, which has been corrected, in certain standard motors produced in one of the Company’s facilities during a limited period in 2011. The $28.0 million accrued is the Company’s best estimate of the warranty costs associated with the production flaw based on current analysis and is expected to be paid out within the next twelve months.
The accrued warranty costs are included with Other Accrued Expenses on the balance sheet.
6. BUSINESS SEGMENTS
The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (dollars in thousands):

	Mechanical Segment		Electrical Segment		Mechanical Segment		Electrical Segment
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Sales	$70,471	$61,391	$611,314	$522,790	$138,836	$111,464	$1,205,604	$980,035
Income from Operations	9,885	7,964	44,924	58,835	18,492	14,384	100,437	115,180
% of Net Sales	14.0%	13.0%	7.4%	11.3%	13.3%	12.9%	8.3%	11.8%
Goodwill at end of period	$13,255	$8,855	$780,461	$677,493	$13,255	$8,855	$780,461	$677,493
7. GOODWILL AND OTHER INTANGIBLES
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
At July 2, 2011, substantially all of the Company’s goodwill is attributable to the Electrical segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

		Electrical	Mechanical
	Total	Segment	Segment
Balance as of January 2, 2010	$663,920	$663,920	$—
Acquisitions	23,869	15,010	8,859
Translation Adjustments	(1,441)	(1,437)	(4)

Balance as of July 3, 2010	$686,348	$677,493	$8,855

Balance as of January 1, 2011	$775,371	$763,135	$12,236
Acquisitions and Valuation Adjustments	12,161	12,096	65
Translation Adjustments	6,184	5,230	954

Balance as of July 2, 2011	$793,716	$780,461	$13,255

Intangible Assets
Intangible assets consisted of the following (dollars in thousands):

		July 2, 2011		July 3, 2010
	Useful Life	Gross	Accumulated	Gross	Accumulated
	(years)	Value	Amortization	Value	Amortization
Customer Relationships	3 — 17	$144,406	$(48,709)	$104,396	$(34,498)
Technology	3 — 9	79,770	(17,458)	33,452	(10,739)
Trademarks	3 — 20	31,657	(11,476)	23,586	(8,374)
Patents & Engineering Drawings	10	16,610	(10,831)	16,610	(9,169)
Non-Compete Agreements	3 — 5	8,207	(6,343)	6,372	(5,412)

		$280,650	$(94,817)	$184,416	$(68,192)

Net Values			$185,833		$116,224

Estimated Amortization (in millions)

2011	2012	2013	2014	2015
$28.8	$29.4	$30.0	$28.2	$20.4
Amortization expense recorded for the three and six months ended July 2, 2011 was $7.3 million and $14.4 million, respectively. Amortization expense recorded for the three and six months ended July 3, 2010 was $5.1 million and $9.5 million, respectively.
8. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of July 2, 2011 and January 1, 2011 was as follows (in thousands):

	July 2, 2011	January 1, 2011
Senior notes	$250,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	—	—
Other	27,326	21,893

	442,326	436,893
Less: Current maturities	(14,282)	(8,637)

Non-current portion	$428,044	$428,256

At July 2, 2011, the Company had $250.0 million of senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among the Company and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”). These interest rates vary as LIBOR varies. At July 2, 2011, the interest rate of 0.9% was based on a margin over LIBOR.
On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization

(“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At July 2, 2011, the interest rate of 0.9% was based on a margin over LIBOR.
On June 30, 2011, the Company entered into a new $500.0 million revolving credit facility (the “Facility”) that replaced its existing credit facility which was set to mature in July 2012. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. The Facility matures in June 2016.
The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of July 2, 2011.
The Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of Notes to Condensed Consolidated Financial Statements.)
At July 2, 2011, other notes payable of approximately $27.3 million were outstanding with a weighted average interest rate of 6.0%.
9. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$617	$1,172	$1,337	$2,344
Interest cost	1,988	3,468	3,976	6,937
Expected return on plan assets	(1,828)	(3,131)	(3,656)	(6,262)
Amortization of prior service cost and net actuarial loss
	918	1,221	1,836	2,443

Net periodic benefit expense	$1,695	$2,730	$3,493	$5,462

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the 2011 fiscal year is $3.3 million and $0.2 million, respectively.
During the first six months of 2011 and 2010, the Company contributed $1.2 million and $1.0 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $1.0 million, for total contributions of $2.2 million in 2011. The Company contributed a total of $4.1 million in 2010. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2010 Annual Report on Form 10-K filed on March 2, 2011.
10. SHAREHOLDERS’ EQUITY
The Company recognized approximately $4.4 million and $1.7 million in share-based compensation expense for the three month period ended July 2, 2011 and July 3, 2010, respectively. Share-based compensation expense for the six month period ended July 2, 2011 and July 3, 2010 was $6.2 million and $3.1 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the six months ended July 2, 2011 and July 3, 2010 was approximately $1.0 million and $1.4 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of July 2, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $27.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.1 years.
The Company was authorized as of July 2, 2011 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.4 million shares were available for future grant or payment under the various plans at July 2, 2011.
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
The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. The per share weighted average fair value of share-based incentive awards granted in the May 2011 annual grant was $26.81. The fair market value of the awards is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 2.6%; expected dividend yield of 1.0%; expected volatility of 35.5%; and an estimated life of 7.0 years.
A summary of share-based awards (options and SARs) as of July 2, 2011 follows below. Forfeitures of share-based awards were immaterial.

		Wtd. Avg.	Wtd. Avg. Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term (years)	Value (in millions)
Number of shares:
Outstanding	1,737,075	$48.74	7.1	$35.6
Exercisable	792,575	38.38	5.4	24.2
Restricted Stock
As of July 2, 2011, the Company had 231,730 shares of restricted stock outstanding with a weighted average grant date fair value of $61.26 and a weighted average life of 2.3 years. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant. In the first six months of 2011 30,350 shares of restricted stock vested with a weighted average fair value of $43.56 per share, 81,203 shares of restricted stock granted with a weighted average fair value of $72.06 per share, and 300 shares of restricted stock forfeited with a weighted average fair value of $52.01 per share.
11. INCOME TAXES
The effective tax rate for the three months ended July 2, 2011 was 28.6% versus 31.9% for the three months ended July 3, 2010. The effective tax rate for the six months ended July 2, 2011 was 30.0% versus 31.8% in the prior period. The change in the effective rates was driven by changes in the global distribution of income.
As of both July 2, 2011 and January 1, 2011, the Company had approximately $5.5 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
12. EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Denominator for basic EPS — weighted average	38,667	38,310	38,647	37,878
Effect of dilutive securities	546	644	535	918

Denominator for diluted EPS	39,213	38,954	39,182	38,796

The “Effect of dilutive securities” represents the dilution impact of equity awards and convertible notes that were fully converted during 2010. The dilutive effect of the convertible notes was approximately 0.2 million shares and 0.5 million shares for the three and six months ended July 3, 2010, respectively.
Options for common shares where the exercise price was above the market price at July 2, 2011 and July 3, 2010 totaling approximately 0.4 million and 0.3 million shares have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.
13. CONTINGENCIES
On July 30, 2009, the Company filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on the Company’s ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid. In its response and counterclaims against Nordyne the Company is seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling its G7 furnace systems and iQ Drive 23-seer air conditioning systems. The Company has also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award the Company compensatory and other damages caused by such infringement. The Company intends to defend its intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person. The Company does not currently believe that the litigation will have a material effect on the Company’s financial position or its results of operations.
One of the Company’s subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, the Company does not believe these claims, individually or in the aggregate, will have a material effect on its results of operations or financial condition. However, the Company cannot predict the outcome of these claims, or the nature or extent of remedial actions, if any, it may need to undertake with respect to motors that remain in the field. As a result, it cannot estimate a range of reasonably possible losses associated with these matters, some of which could be significant.
The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. The Company accrues for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and the Company does not believe that the outcome of any such lawsuit, individually or in the aggregate, will have a material effect on the Company’s financial position or its results of operations.
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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of July 2, 2011.
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
At July 2, 2011, the Company had an additional $3.4 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At July 3, 2010, the Company had an additional ($0.4) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of July 2, 2011, the Company had outstanding the following commodity forward contracts (with maturities extending through September 2012) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$145.0
Aluminum	3.0
Zinc	0.2
Natural Gas	0.5

As of July 2, 2011, the Company had outstanding the following currency forward contracts (with maturities extending through December 2013) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$95.7
Indian Rupee	36.8
Chinese Renminbi	10.5
Australian Dollar	9.5
Thai Baht	3.6
As of July 2, 2011, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of July 2, 2011 and January 1, 2011 were (in millions):

	July 2, 2011
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$38.4
Foreign exchange contracts	9.4	2.6	0.4
Commodity contracts	14.6	0.2	0.1	—

Not designated as hedging instruments:
Foreign exchange contracts	—	—	0.3	—
Commodity contracts	0.1	—	—	—

Total Derivatives:	$24.1	$2.8	$0.8	$38.4

	January 1, 2011
	Prepaid	Other Noncurrent	Accrued	Hedging
	Expenses	Assets	Expenses	Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.1
Foreign exchange contracts	7.1	1.4	0.1	0.1
Commodity contracts	24.7	4.2	0.1	—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$32.2	$5.6	$0.2	$39.2

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three and six months ended July 2, 2011 and July 3, 2010, was (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended				Three Months Ended
	July 2, 2011				July 3, 2010
			Interest				Interest
	Commodity	Currency	Rate		Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in
Other Comprehensive Income (Loss)	$1.7	$3.3	$(6.4)	$(1.4)	$(8.9)	$(6.1)	$(12.7)	$(27.7)
Amounts reclassified from Other
Comprehensive Income (Loss) were:
Gain recognized in Net Sales	—	0.2	—	$0.2	—	—	—	$—
Gain (Loss) recognized in Cost of Sales	8.9	2.4	—	$11.3	2.2	(0.5)	—	$1.7
Loss recognized in Interest Expense	—	—	(3.2)	$(3.2)	—	—	(2.8)	$(2.8)

Derivatives Designated as Cash Flow Hedging Instruments

	Six Months Ended				Six Months Ended
	July 2, 2011				July 3, 2010
			Interest				Interest
	Commodity	Currency	Rate		Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(0.2)	$8.6	$(5.7)	$2.7	$(4.9)	$1.8	$(16.9)	$(20.0)
Amounts reclassified from Other Comprehensive Income (Loss) were:
Gain (Loss) recognized in Net Sales	—	0.4	—	$0.4	—	(0.1)	—	$(0.1)
Gain (Loss) recognized in Cost of Sales	17.1	2.9	—	$20.0	5.5	(1.7)	—	$3.8
Loss recognized in Interest Expense	—	—	(6.4)	$(6.4)	—	—	(6.0)	$(6.0)
The ineffective portion of hedging instruments recognized during the three and six months ended July 2, 2011 and July 3, 2010 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	July 2, 2011			July 3, 2010			July 2, 2011			July 3, 2010
	Commodity	Currency		Commodity	Currency		Commodity	Currency		Commodity	Currency
	Forwards	Forwards	Total	Forwards	Forwards	Total	Forwards	Forwards	Total	Forwards	Forwards	Total
Loss recognized in Cost of Sales	$(0.2)	$(0.6)	$(0.8)	$(0.5)	$(0.1)	$(0.6)	$(0.2)	$(0.9)	$(1.1)	$(0.6)	$(0.1)	$(0.7)
The net AOCI hedging component balance of ($4.1) million loss at July 2, 2011 includes $8.1 million of net current deferred gains expected to be realized in the next twelve months.
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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 2, 2011 and January 1, 2011 (in millions):

	July 2, 2011	January 1, 2011
Assets:
Investments — Trading Securities	$—	$56.3	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	9.4	7.3	(Level 2)
Derivative Commodity Contracts	14.7	24.9	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	2.6	1.4	(Level 2)
Derivative Commodity Contracts	0.2	4.2	(Level 2)
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	0.7	0.1	(Level 2)
Derivative Commodity Contracts	0.1	0.1	(Level 2)
Hedging Obligations:
Interest Rate Swap	38.4	39.1	(Level 2)
Derivative Currency Contracts	—	0.1	(Level 2)
Other Noncurrent Liabilites:
Deferred Contingent Purchase Price	25.9	11.0	(Level 3)
The table below sets forth a summary of changes in fair market value of the Company’s Level 3 Other Noncurrent Liabilities for the three and six months ended July 2, 2011. There were no such Other Noncurrent Liabilities for the three and six months ended July 3, 2010 (in millions):

	Three Months Ended	Six Months Ended
	July 2, 2011	July 2, 2011
Beginning Balance	$9.2	$11.0
Valuation adjustments	—	(1.8)
Acquisitions	16.7	16.7

Ending balance	$25.9	$25.9

The Other Noncurrent Liabilities described above are comprised entirely of the Deferred Contingent Purchase Price of two of the Company’s acquisitions as discussed in Note 3, and are measured using Level 3 inputs. The fair value was determined using valuation techniques, including discounted cash flows, comparable transactions, and/or comparable company analyses.
16. RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with our Elco Group B.V. joint venture partner resulting from bankruptcy proceeding involving Elco. The amount is payable in three remaining semi-annual payments ending in 2012. During the first six months of 2011, $5.6 million was paid by the Company. The Company has included the current amounts in Other Accrued Expenses and the long-term amount in Other Noncurrent Liabilities.
17. SUBSEQUENT EVENT
On July 14, 2011, the Company issued $423 million in senior unsecured notes in a private placement. The notes were issued in five tranches with maturities from seven to twelve years and carry fixed interest rates between 4.1% and 5.1%. The proceeds from the issuance of the notes will be available to finance a portion of the pending acquisition of the Electrical Products Company from A.O. Smith Corporation (See also Note 3 of Notes to Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
Overview
Global economic conditions continued to reflect sluggish growth trends in the second quarter 2011. Sales of high efficiency products continued to show above average growth rates, supported by the net economic impact to the end user and, in certain cases, by tax credits and government regulations requiring higher energy efficiency ratings on certain types of motors.
Net sales for the second quarter 2011 increased 16.7% to $681.8 million compared to $584.2 million in the second quarter 2010. Net sales for the second quarter 2011 included $60.0 million of incremental net sales from the acquired businesses.
Net Income Attributable to Regal Beloit Corporation decreased 17.7% to $34.3 million for the second quarter 2011 compared to $41.7 million for the second quarter 2010. Diluted earnings per share decreased to $0.88 for the second quarter 2011 compared to $1.07 for the second quarter 2010. The decrease was primarily driven by an incremental $28.0 million (or $0.44 diluted earnings per share) in accrued warranty costs due to a production flaw, which has been corrected, in certain standard motors produced in one of our facilities during a limited period in 2011.
Results of Operations
Net Sales

	(In millions)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Sales	$681.8	$584.2	$1,344.4	$1,091.5
Sales growth rate	16.7%	28.5%	23.2%	21.6%

Net Sales by Segment:
Electrical segment	$611.3	$522.8	$1,205.6	$980.0
Sales growth rate	16.9%	28.4%	23.0%	22.7%
Mechanical segment	$70.5	$61.4	$138.8	$111.5
Sales growth rate	14.8%	29.8%	24.6%	12.3%
Three Months Ended July 2, 2011
Net sales for the second quarter 2011 were $681.8 million, a 16.7% increase compared to $584.2 million for the second quarter 2010. Net sales for the second quarter 2011 included $60.0 million of incremental net sales from acquired businesses. The increase in net sales was primarily due to increased demand for North American commercial and industrial motors, generators, and mechanical products and higher international sales growth.
In the Electrical segment, net sales for the second quarter 2011 increased $88.5 million compared to the second quarter 2010, including $60.0 million of incremental net sales from acquired businesses. North American commercial and industrial net sales increased 19.9% for the second quarter 2011 compared to the second quarter 2010 primarily due to improving economic conditions, the impact of the EISA legislation which increased the sales of energy efficient motors and a strong recovery in our generator business. North American residential HVAC motor net sales decreased 9.7% in the second quarter 2011 compared to the second quarter 2010 primarily due to cooler weather and reduced federal income tax incentives for high efficiency products.
In the Mechanical segment, net sales for the second quarter 2011 increased $9.1 million compared to the second quarter 2010. The increase was primarily due to improving demand in later cycle end markets and improving demand in Europe.
Net sales to regions outside of the United States were 36.6% of total net sales for the second quarter 2011 compared to 31.7% of total net sales for the second quarter 2010. Second quarter 2011 net sales of high efficiency products were 17.8% of total net sales as compared to 18.3% in the second quarter of 2010. The impact of foreign currency exchange rates increased total net sales by 2.5% for the second quarter 2011 compared to the second quarter 2010.
Six Months Ended July 2, 2011
Net sales for the six months ended July 2, 2011 were $1,344.4 million, a 23.2% increase compared to $1,091.5 million for the six months ended July 3, 2010. Net sales for the six months ended July 2, 2011 included $151.2 million of incremental sales from the acquired businesses.

In the Electrical segment, net sales for the six months ended July 2, 2011 increased $225.6 million compared to the six months ended July 3, 2010, including $141.3 million of incremental net sales from acquired businesses. North American commercial and industrial net sales for the six months ended July 2, 2011 increased 16.4% compared to the six months ended July 3, 2010, primarily due to improving end markets. North American residential HVAC motor net sales for the six months ended July 2, 2011 increased 2.4% compared to the six months ended July 3, 2010 primarily due to higher efficiency product mix and low prior year comparables.
In the Mechanical segment, net sales for the second quarter 2011 increased $27.3 compared to the six months ended July 3, 2010, including $9.9 million of incremental net sales from acquired businesses.
Net sales to regions outside of the United States were 36.7% of total net sales for the six months ended July 2, 2011 as compared to 29.5% for the six months ended July 3, 2010. The impact of foreign currency exchange rates increased total net sales by 1.8% for the six months ended July 2, 2011 as compared to the six months ended July 3, 2010. Sales of high efficiency products were 17.9% of total net sales for the six months ended July 2, 2011 versus 18.0% for the six months ended July 3, 2010.
Gross Profit

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross Profit	$150,669	$143,504	$315,480	$274,419
Gross profit percentage	22.1%	24.6%	23.5%	25.1%

Gross Profit by Segment:
Electrical segment	$130,298	$125,748	$275,903	$242,798
Gross profit percentage	21.3%	24.1%	22.9%	24.8%
Mechanical segment	$20,371	$17,756	$39,577	$31,621
Gross profit percentage	28.9%	28.9%	28.5%	28.4%
Three Months Ended July 2, 2011
Gross profit margin for the second quarter 2011 was 22.1% compared to 24.6% for the second quarter 2010. The second quarter 2011 included incremental warranty costs of $28.0 million in the Electrical segment’s Cost of Sales, which negatively impacted gross profit margin.
Gross profit margin for the Electrical segment was 21.3% for the second quarter 2011 compared to 24.1% for the second quarter 2010. Electrical segment margins were negatively impacted by higher raw material costs in the second quarter 2011 compared to the second quarter 2010 as well as the $28.0 million incremental warranty costs accrued in the second quarter.
Gross profit margin for the Mechanical segment was 28.9% for the second quarter 2011, consistent with the second quarter 2010.
Six Months Ended July 2, 2011
Gross profit margin for the six months ended July 2, 2011 was 23.5% as compared to 25.1% for 2010. The six months ended July 2, 2011 included incremental warranty costs of $28.0 million in the Electrical segment’s Cost of Sales, which negatively impacted gross profit margin.
Gross profit margin for the Electrical segment was 22.9% for the six months ended July 2, 2011 compared to 24.8% for the six months ended July 3, 2010. The $28.0 million incremental warranty costs also negatively impacted Electrical segment gross profit margin for the six months ended July 2, 2011.
Gross profit margin for the Mechanical segment was 28.5% for the six months ended July 2, 2011 compared to 28.4% for the six months ended July 3, 2010.

Operating Expenses

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Operating Expenses	$95,860	$76,705	$196,551	$144,855
As a percentage of net sales	14.1%	13.1%	14.6%	13.3%

Operating Expenses by Segment:
Electrical segment	$85,374	$66,913	$175,466	$127,618
As a percentage of net sales	14.0%	12.8%	14.6%	13.0%
Mechanical segment	$10,486	$9,792	$21,085	$17,237
As a percentage of net sales	14.9%	16.0%	15.2%	15.5%
Three Months Ended July 2, 2011
Operating expenses for the second quarter 2011 increased $19.2 million, including (i) $10.5 million related to the acquired businesses ($2.4 million of which was intangible amortization), and (ii) an incremental $1.5 million of acquisition-related expenses.
Electrical segment operating expenses were $85.4 million, or 14.0% of net sales, for the second quarter 2011 compared to $66.9 million, or 12.8% of net sales, for the second quarter 2010. The increase of $18.5 million included $10.5 million related to the acquired businesses.
Mechanical segment operating expenses were $10.5 million, or 14.9% of net sales, for the second quarter 2011 compared to $9.8 million, or 16.0% of net sales, for the second quarter 2010.
Six Months Ended July 2, 2011
Operating expenses for the six months ended July 2, 2011 were $196.6 million, or 14.6% of net sales, compared to $144.9 million, or 13.3% of net sales, for the six months ended July 3, 2010. The increase of $51.7 million included $30.6 million related to the acquired businesses.
Electrical segment operating expenses for the six months ended July 2, 2011 were $175.5 million, or 14.6% of net sales, compared to $127.6 million, or 13.0% of net sales, for the six months ended July 3, 2010. The increase of $47.9 million included $28.9 million related to the acquired businesses.
Mechanical segment operating expenses for the six months ended July 2, 2011 were $21.1 million, or 15.2% of net sales, compared to $17.2 million, or 15.5% of net sales, for the six months ended July 3, 2010. The increase of $3.9 million included $1.7 million related to the acquired businesses.
Income from Operations

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Income from Operations	$54,809	$66,799	$118,929	$129,564
As a percentage of net sales	8.0%	11.4%	8.9%	11.9%

Income from Operations by Segment:
Electrical segment	$44,924	$58,835	$100,437	$115,180
As a percentage of net sales	7.4%	11.3%	8.3%	11.8%
Mechanical segment	$9,885	$7,964	$18,492	$14,384
As a percentage of net sales	14.0%	13.0%	13.3%	12.9%
Three Months Ended July 2, 2011
Income from operations was $54.8 million for the second quarter 2011 compared to $66.8 million for the second quarter 2010. As a percentage of sales, income from operations was 8.0% for the second quarter 2011 compared to 11.4% for the second quarter 2010.
Electrical segment income from operations was 7.4% of net sales for the second quarter 2011 compared to 11.3% of net sales for the second quarter 2010.
Mechanical segment income from operations was 14.0% of net sales for the second quarter 2011 compared to 13.0% of net sales for the second quarter 2010.

Six Months Ended July 2, 2011
Income from operations was $118.9 million for the six months ended July 2, 2011 compared to $129.6 million for the six months ended July 3, 2010. As a percentage of sales, income from operations was 8.9% for the six months ended July 2, 2011 compared to 11.9% for the six months ended July 3, 2010.
Electrical segment income from operations was 8.3% of net sales for the six months ended July 2, 2011 compared to 11.8% of net sales for the six months ended July 3, 2010.
Mechanical segment income from operations was 13.3% of net sales for the six months ended July 2, 2011 compared to 12.9% of net sales for the six months ended July 3, 2010.
Interest Expense, Net

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest Expense, Net	$4,395	$3,966	$9,169	$8,386
Three Months Ended July 2, 2011
Net interest expense for the second quarter 2011 was $4.4 million compared to $4.0 million for the second quarter 2010. During 2011, the Company’s net interest expense increased primarily due to lower investment interest income, which resulted from the liquidation of $56.3 million of investment securities held at January 1, 2011, while our average debt borrowing and interest rates remained relatively consistent.
Six Months Ended July 2, 2011
Net interest expense for the six months ended July 2, 2011 was $9.2 million compared to $8.4 million for 2010. During 2011, the Company’s net interest expense increased primarily due to lower investment interest income, which resulted from the liquidation of $56.3 million of investment securities held at January 1, 2011, while our average debt borrowing and interest rates remained relatively consistent.
Provision for Income Taxes

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Income Taxes	$14,429	$20,058	$32,952	$38,535
Effective Tax Rate	28.6%	31.9%	30.0%	31.8%
Three Months Ended July 2, 2011
The effective tax rate for the second quarter 2011 was 28.6% compared to 31.9% for the second quarter 2010. The decrease in the effective tax rate was driven by changes in the global distribution of taxable income.
Six Months Ended July 2, 2011
The effective tax rate for the six months ended July 2, 2011 was 30.0% compared to 31.8% for 2010. The decrease in the effective tax rate was driven by changes in the global distribution of taxable income.
Net Income Attributable to Regal Beloit Corporation and Earnings Per Share

	(In millions, except per share data)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Income Attributable to Regal Beloit Corporation	$34.3	$41.7	$73.2	$79.5
Fully Diluted Earnings per Share	$0.88	$1.07	$1.87	$2.05
Average Number of Diluted Shares	39.2	39.0	39.2	38.8
Three Months Ended July 2, 2011
Net Income Attributable to Regal Beloit Corporation for the second quarter 2011 was $34.3 million, a decrease of 17.7% compared to $41.7 million for the second quarter 2010. Fully diluted earnings per share was $0.88 for the second quarter 2011 compared to $1.07 for the second quarter 2010. The average number of diluted shares was 39,212,535 during the second quarter 2011 compared to 38,954,418 during the second quarter 2010.

Six Months Ended July 2, 2011
Net Income Attributable to Regal Beloit Corporation for the six months ended July 2, 2011 was $73.2 million, a decrease of 8.0% compared to $79.5 million for the six months ended July 3, 2010. Fully diluted earnings per share was $1.87 for the six months ended July 2, 2011 compared to $2.05 for the six months ended July 3, 2010. The average number of diluted shares was 39,182,215 during the six months ended July 2, 2011 compared to 38,796,187 during the six months ended July 3, 2010.
Liquidity and Capital Resources
Our principal source of liquidity is operating cash flow. In addition, other significant factors affecting our liquidity management include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long-term capital on acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $109.6 million for the six months ended July 2, 2011, a $9.9 million increase from the six months ended July 3, 2010. The increase was driven by a $7.7 million increase in depreciation and amortization. The lower net income for the six months ended July 2, 2011 was offset by a lower amount utilized in working capital compared to the six months ended July 3, 2010.
Cash flow used in investing activities was $4.4 million for the first six months of 2011, a $146.0 million decrease from the first six months of 2010. Sales of investment securities were $56.0 in the first six months of 2011 versus the net purchases of investment securities of ($56.3) in the first six months of 2010. Capital expenditures were $38.5 million which included the purchase of land related to our factory in Faridabad, India which was previously leased. Business acquisitions were $22.1 million for the first six months of 2011 compared to $75.9 million in the first six months of 2010.
Cash flow used in financing activities for the first six months of 2011 was $7.2 million compared to cash flow used of $58.0 million in the first six months of 2010, primarily due to the $38.7 million repayment of convertible debt in 2010.
Our working capital was $749.2 million at July 2, 2011, an increase of 8.8% from $688.7 million at January 1, 2011. At July 2, 2011 our current ratio, the ratio of our current assets to current liabilities, was 2.5:1 compared to 2.7:1 at January 1, 2011.
The following table presents selected financial information and statistics as of July 2, 2011 and January 1, 2011 (in millions):

	July 2, 2011	January 1, 2011
Cash and Cash Equivalents	$275.3	$174.5
Investments — Trading Securities	—	56.3
Trade Receivables, Net	410.6	331.0
Inventories, Net	436.4	390.6
Working Capital	749.2	688.7
Our Cash and Cash Equivalents totaled $275.3 million at July 2, 2011. The majority of our cash held by foreign subsidiaries could be used in our domestic operations if necessary. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.
At July 2, 2011, we had $250.0 million of senior notes (the “Notes”) outstanding. The Notes were sold pursuant to a Note Purchase Agreement (the “Agreement”) by and among us and the purchasers of the Notes. The Notes were issued and sold in two series: $150.0 million in Floating Rate Series 2007A Senior Notes, Tranche A, due August 23, 2014, and $100.0 million in Floating Rate Series 2007A Senior Notes, Tranche B, due August 23, 2017. The Notes bear interest at a margin over the London Inter-Bank Offered Rate (“LIBOR”). These interest rates vary as LIBOR varies. At July 2, 2011, the interest rate of 0.9% was based on a margin over LIBOR.
On June 16, 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our total debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At July 2, 2011, the interest rate of 0.9% was based on a margin over LIBOR.
On June 30, 2011, we entered into a new $500.0 million revolving credit facility (the “Facility”) that replaced our existing credit facility which was set to mature in July 2012. The Facility permits us to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total funded debt to our EBITDA. The Facility matures in June 2016.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of July 2, 2011.
EPC Acquisition
We plan to fund the $700.0 million cash consideration in the EPC acquisition with a combination of existing cash, borrowings under the Facility and the 2011 Notes as described below.
On July 14, 2011, we issued $423.0 million in senior unsecured notes (the “2011 Notes”) in a private placement. The notes were issued in five tranches with maturities from seven to twelve years and carry fixed interest rates between 4.1% and 5.1%. The proceeds from the issuance of notes will be available to finance a portion of the pending acquisition of the Electrical Products Company from A.O. Smith Corporation (See also Notes 3 and 17 of Notes to Condensed Consolidated Financial Statements).
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
All hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) in each accounting period. The ineffective portion of the change in fair value, if any, is recorded in earnings in the period of change.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At July 2, 2011, net of interest rate swaps, we had $258.8 million of fixed rate debt and $183.5 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at July 2, 2011, would result in a change in after-tax annualized earnings of approximately $0.1 million.
We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of July 2, 2011, are as follows:

	Notional		Rate		Fair Value
Instrument	Amount	Maturity	Paid	Rate Received	(Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($20.0) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($18.4) million
As of July 2, 2011 and January 1, 2011, the interest rate swap liability of ($38.4) million and ($39.1) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of ($23.8) million and ($24.2) million as of July 2, 2011 and January 1, 2011, respectively, was recorded in AOCI.
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
As of July 2, 2011, derivative currency assets (liabilities) of $9.4 million, $2.6 million, and ($0.7) million, are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively. As of January 1, 2011, derivative currency assets (liabilities) of $7.3 million, $1.4 million, ($0.1) million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively. The unrealized gain on the effective portion of the contracts of $7.3 million net of tax, and $5.1 million net of tax, as of July 2, 2011 and January 1, 2011, was recorded in AOCI. At July 2, 2011, we had an additional $1.2 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2011, we had an additional immaterial amount of derivative currency gains on closed hedge instruments in AOCI that were realized in 2011 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on July 2, 2011 (dollars in millions):

			Foreign Exchange
			Gain/(Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$95.7	$11.1	$9.6	$(9.6)
Indian Rupee	36.8	0.8	3.7	(3.7)
Chinese Renminbi	10.5	(0.2)	1.1	(1.1)
Australian Dollar	9.5	(0.4)	1.0	(1.0)
Thai Baht	3.6	—	0.4	(0.4)
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
Derivative commodity assets (liabilities) of $14.7 million, $0.2 million, and ($0.1) are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively, at July 2, 2011. Derivative commodity assets (liabilities) of $24.9 million, $4.2 million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively, at January 1, 2011. The unrealized gain on the effective portion of the contracts of $9.0 million net of tax and $17.8 million net of tax, as of July 2, 2011 and January 1, 2011, respectively, was recorded in AOCI. At July 2, 2011, we had an additional $2.2 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2011, we had an additional $4.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized in 2011 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on July 2, 2011 (dollars in millions):

			Foreign Exchange
			Gain/(Loss) From:
	Notional	Fair	10% Increase of	10% Decrease of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$145.0	$14.5	$14.5	$(14.5)
Aluminum	3.0	0.3	0.3	(0.3)
Natural Gas	0.5	—	0.1	(0.1)
Zinc	0.2	—	—	—
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of ($4.1) million loss at July 2, 2011 includes $8.1 million of net current deferred gains expected to be realized in the next twelve months.
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
ITEM 1. LEGAL PROCEEDINGS
On July 30, 2009, we filed a response and counterclaims to an action filed by Nordyne, Inc. (“Nordyne”) in the U.S. District Court for the Eastern District of Missouri in which action Nordyne is seeking a judgment declaring that neither Nordyne’s G7 furnace systems nor its iQ Drive 23-seer air conditioning systems infringe on the our ECM (electronically commutated motor) systems patents (U.S. Patent No. 5,592,058) (“the ‘058 Patent”) and/or that the ‘058 Patent is invalid. In its response and counterclaims against Nordyne we are seeking a judgment that the ‘058 Patent is valid and that Nordyne has, in fact, infringed and continues to infringe the ‘058 Patent by making, using, offering for sale and selling its G7 furnace systems and iQ Drive 23-seer air conditioning systems. We have also requested the U.S. District Court to enjoin Nordyne and all persons working in concert with Nordyne from further infringement of the ‘058 Patent and to award us compensatory and other damages caused by such infringement. We intend to defend our intellectual property vigorously against the claims asserted by Nordyne and against any infringement by Nordyne or any other person. We do not currently believe that the litigation will have a material effect on our financial position or its results of operations.
One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we do not believe these claims, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition. However, we cannot predict the outcome of these claims, or the nature or extent of remedial actions, if any, it may need to undertake with respect to motors that remain in the field. As a result, we cannot estimate a range of reasonably possible losses associated with these matters, some of which could be significant.
We are, from time to time, party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. We accrue for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit, individually or in the aggregate, will have a material effect on our financial position or our results of operations.
ITEM 1A. RISK FACTORS
The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our Annual Report on Form 10-K filed on March 2, 2011, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q filed on May 11, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended July 2, 2011.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May be
2011 Fiscal	Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Month	Purchased	per Share	or Programs	Plan or Programs
April 3 to May 7	10,213	$75.52	—	2,115,900

May 8 to June 4	—	$—	—	2,115,900

June 5 to July 2	—	$—	—	2,115,900

Total	10,213		—

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the three months ended July 2, 2011, there were 10,213 shares acquired in connection with equity incentive plans.
The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1	Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 5, 2011 (File No. 001-07283)]

4.2	First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 5, 2011 (File No. 001-07283)]

4.3	Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 14, 2011 (File No. 001-07283)]

4.4	Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 14, 2011 (File No. 001-07283)]

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.*

*	The Company will furnish Exhibit 101 within 30 days of the filing of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)
/s/ Charles A. Hinrichs
Charles A. Hinrichs
Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2011

REGAL BELOIT CORPORATION (Registrant)
/s/ Peter J. Rowley
Peter J. Rowley
Vice President Corporate Controller (Principal Accounting Officer)

Date: August 11, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1	Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 5, 2011 (File No. 001-07283)]

4.2	First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 5, 2011 (File No. 001-07283)]

4.3	Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 14, 2011 (File No. 001-07283)]

4.4	Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 14, 2011 (File No. 001-07283)]

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.*

*	The Company will furnish Exhibit 101 within 30 days of the filing of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.