Form 10-Q/A
period 2011-07-02
REGAL BELOIT CORP
filed 2011-09-08
CIK 82811

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

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
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
Date: September 8, 2011

REGAL BELOIT CORPORATION
(Registrant)

/s/ Peter J. Rowley Peter J. Rowley
Vice President
Corporate Controller
(Principal Accounting Officer)
Date: September 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

4.1
Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 5, 2011 (File No. 001-07283)]*

4.2
First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 5, 2011 (File No. 001-07283)]*

4.3
Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 14, 2011 (File No. 001-07283)]*

4.4
Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 14, 2011 (File No. 001-07283)]*

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

*	Previously filed with Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011.

4