Form 10-Q
period 2011-10-01
REGAL BELOIT CORP
filed 2011-11-10
CIK 82811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 1, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company.” See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 7, 2011, 41,521,471 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and factors is included in Item 1A—Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, Except Cash Dividends Declared and Per Share Data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Sales	$736,885	$590,801	$2,081,325	$1,682,300
Cost of Sales	557,259	446,137	1,586,219	1,263,217

Gross Profit	179,626	144,664	495,106	419,083
Operating Expenses	101,482	74,781	298,033	219,636

Income From Operations	78,144	69,883	197,073	199,447
Interest Expense	10,482	4,817	20,387	14,358
Interest Income	450	645	1,186	1,800

Income Before Taxes	68,112	65,711	177,872	186,889
Provision For Income Taxes	20,618	19,831	53,570	58,366

Net Income	47,494	45,880	124,302	128,523
Net Income Attributable to Noncontrolling Interests	1,823	1,226	5,464	4,387

Net Income Attributable to Regal Beloit Corporation	$45,671	$44,654	$118,838	$124,136

Earnings Per Share of Common Stock:
Basic	$1.14	$1.16	$3.04	$3.26

Assuming Dilution	$1.13	$1.14	$3.00	$3.19

Cash Dividends Declared	$0.18	$0.17	$0.53	$0.50

Weighted Average Number of Shares Outstanding:
Basic	39,931,610	38,581,166	39,075,118	38,112,515

Assuming Dilution	40,421,659	39,023,135	39,648,485	38,875,978

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)

	Unaudited
	October 1, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$124,414	$174,531
Investments—Trading Securities	—	56,327
Trade Receivables, less Allowances of $9,331 in 2011 and $10,637 in 2010	498,745	331,017
Inventories	626,857	390,587
Prepaid Expenses and Other Current Assets	77,176	110,665
Deferred Income Tax Benefits	59,412	24,924

Total Current Assets	1,386,604	1,088,051
Net Property, Plant and Equipment	543,721	396,376
Goodwill	1,135,702	775,371
Intangible Assets, Net of Amortization	295,196	175,490
Other Noncurrent Assets	11,442	13,848

Total Assets	$3,372,665	$2,449,136

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$308,855	$231,705
Dividends Payable	7,474	6,562
Accrued Compensation and Employee Benefits	79,456	63,842
Other Accrued Expenses	186,850	88,596
Current Maturities of Debt	13,278	8,637

Total Current Liabilities	595,913	399,342

Long-Term Debt	955,147	428,256
Deferred Income Taxes	104,002	92,858
Hedging Obligations	57,068	39,174
Pension and other Post Retirement Benefits	54,264	51,127
Other Noncurrent Liabilities	48,758	41,217

Commitments and Contingencies (see Note 13)

Equity:
Regal Beloit Corporation Shareholders’ Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 41,521,408 shares issued in 2011, and 38,615,547 issued in 2010	415	386
Additional Paid-In Capital	688,038	535,807
Retained Earnings	925,301	827,467
Accumulated Other Comprehensive Loss	(96,321)	(1,700)

Total Regal Beloit Corporation Shareholders’ Equity	1,517,433	1,361,960

Noncontrolling Interests	40,080	35,202

Total Equity	1,557,513	1,397,162

Total Liabilities and Equity	$3,372,665	$2,449,136

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Regal Beloit Corporation Shareholders’ Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 2, 2010	$374	$512,282	$703,765	$(48,597)	$12,244	$1,180,068
Net Income	—	—	124,136	—	4,387	128,523
Dividends Declared ($.50 per share)	—	—	(19,115)	—	—	$(19,115)
Issuance of 100,000 shares of Common Stock for Acquisition	1	6,106	—	—	—	$6,107
Issuance of Common Stock for Conversion premium on Convertible Debt redemption	9	(9)	—	—	—	$—
Reversal of Unrecognized Tax Benefits Related to Convertible Debt	—	6,554	—	—	—	$6,554
Noncontrolling Interests of Acquisitions	—	—	—	—	4,591	$4,591
Stock Options Exercised, including income tax benefit and share cancellations	2	3,881	—	—	—	$3,883
Share-based Compensation	—	4,968	—	—	—	$4,968
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	26,238	876	$27,114
Hedging Activities, net of tax	—	—	—	4,417	—	$4,417
Pension and Post Retirement Benefits, net of tax	—	—	—	1,143	—	$1,143

Balance as of October 2, 2010	$386	$533,782	$808,786	$(16,799)	$22,098	$1,348,253

	Regal Beloit Corporation Shareholders’ Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011	$386	$535,807	$827,467	$(1,700)	$35,202	$1,397,162
Net Income	—	—	118,838	—	5,464	124,302
Dividends Declared ($.53 per share)	—	—	(21,004)	—	—	$(21,004)
Issuance of 2,834,026 shares of Common Stock for Acquisition	28	140,851	—	—	—	$140,879
Stock Options Exercised, including income tax benefit and share cancellations	1	1,212	—	—	—	$1,213
Share-based Compensation	—	10,168	—	—	—	$10,168
Other Comprehensive Income (Loss) by Classification:
Currency Translation adjustments	—	—	—	(32,171)	(586)	$(32,757)
Hedging Activities, net of tax	—	—	—	(60,260)	—	$(60,260)
Pension and Post Retirement Benefits, net of tax	—	—	—	(2,190)	—	$(2,190)

Balance as of October 1, 2011	$415	$688,038	$925,301	$(96,321)	$40,080	$1,557,513

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,302	$128,523
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	69,710	54,289
Excess tax benefits from share-based compensation	(1,040)	(1,581)
(Gain) loss on disposition of assets	(5,613)	4,451
Share-based compensation expense	10,168	4,968
Change in assets and liabilities	(21,261)	(42,063)

Net cash provided by operating activities	176,266	148,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(44,389)	(29,989)
Purchases of investment securities	—	(313,169)
Sales of investment securities	55,998	236,752
Business acquisitions, net of cash acquired	(764,862)	(107,258)
Proceeds from sale of assets	15,113	108

Net cash used in investing activities	(738,140)	(213,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of convertible debt	—	(39,198)
Borrowings under revolving credit facility	200,000	—
Repayments under revolving credit facility	(172,000)	—
Net Repayments under revolving credit facility	—	(2,863)
Proceeds from short-term borrowings	21,446	—
Repayments of short-term borrowings	(17,264)	—
Net repayments of short-term borrowings	—	(9,139)
Proceeds from long-term borrowings	500,000	—
Payments of long-term debt	(115)	(138)
Dividends paid to shareholders	(20,092)	(18,534)
Proceeds from the exercise of stock options	1,856	3,545
Excess tax benefits from share-based compensation	1,040	1,581
Financing fees paid	(2,776)	—

Net cash provided by (used in) financing activities	512,095	(64,746)

EFFECT OF EXCHANGE RATES ON CASH	(338)	1,373

Net decrease in cash and cash equivalents	(50,117)	(128,342)
Cash and cash equivalents at beginning of period	174,531	262,422

Cash and cash equivalents at end of period	$124,414	$134,080

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2011

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 1, 2011, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of October 1, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed on March 2, 2011.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended October 1, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.

2. OTHER FINANCIAL INFORMATION

Inventories

Cost for approximately 56% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	October 1, 2011	January 1, 2011
Raw Material and Work in Process	36%	36%
Finished Goods and Purchased Parts	64%	64%

Property, Plant and Equipment

Property, plant, and equipment by major classification was as follows (in thousands):

	October 1, 2011	January 1, 2011
Land and Improvements	$73,259	$45,909
Buildings and Improvements	176,697	141,128
Machinery and Equipment	644,925	524,172
Construction in Progress	33,539	26,644

Property, Plant and Equipment	928,420	737,853
Less: Accumulated Depreciation	(384,699)	(341,477)

Net Property, Plant and Equipment	$543,721	$396,376

3. ACQUISITIONS

The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses were $5.6 million and $16.0 million for the three and nine months ended October 1, 2011, respectively.

EPC Acquisition

On August 22, 2011, the Company completed its acquisition of the Electrical Products Company (“EPC”) of A.O. Smith Corporation (NYSE: AOS). EPC manufactures and sells a full line of motors for hermetic, pump, distribution, HVAC, and general industrial applications. EPC is based in Tipp City, Ohio and has operations in the United States, Mexico, China, and the United Kingdom. The acquisition added technology and global capacity that will bring value to our customers with energy saving products, broader product offerings and better operating efficiencies. The purchase price included $748.7 million paid in cash and 2,834,026 shares of Company common stock. EPC is reported as part of the Company’s Electrical segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and differences between the preliminary and final purchase price allocation could be material. The Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain contingent liabilities.

As of August 22, 2011 (in thousands):

Current assets	$369,850
Property, plant and equipment	154,720
Intangible assets subject to amortization	122,500
Goodwill	357,233
Other assets	292

Total assets acquired	$1,004,595

Current liabilities assumed	$(106,543)
Long-term liabilities assumed	(11,897)

Net assets acquired	$886,155

The intangible assets of $122.5 million acquired are primarily customer relationship and technology, with useful lives ranging from eight to fifteen years. Substantially all of the $357.2 million of goodwill is estimated to be deductible for tax purposes.

EPC had sales of $84.8 million and income from operations was not material primarily due to the impact of purchase accounting inventory adjustments in the period from August 22, 2011 to October 1, 2011.

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three and nine months ended October 1, 2011, and October 2, 2010, respectively, as though the acquisition of EPC occurred at the beginning of each respective fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma adjustments related to the acquisition of EPC are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future, (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Pro forma net sales	$847,034	$774,054	$2,615,652	$2,221,667
Pro forma net income	$58,475	$54,588	$164,917	$148,262

Basic earnings per share as reported	$1.14	$1.16	$3.04	$3.26
Pro forma basic earnings per share	$1.41	$1.32	$3.97	$3.62

Diluted earnings per share as reported	$1.13	$1.14	$3.00	$3.19
Pro forma diluted earnings per share	$1.39	$1.30	$3.92	$3.55

Other Acquisitions

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

On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash and an additional amount should certain future performance expectations be met. At October 1, 2011, the Company has recorded a liability of $16.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company’s Electrical segment.

On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company’s Mechanical segment.

On December 23, 2010, the Company acquired Unico, Inc. (“Unico”), located in Franksville, Wisconsin. Unico manufactures a full range of AC and DC drives, motor controllers and other accessories for most industrial and commercial applications. Unico has developed proprietary technology in the fields of oil and gas recovery technology, commercial HVAC technology, test stand automation and other applications. The purchase price of $107.3 million was paid in cash, net of acquired debt and cash. In addition to the cash paid, the Company agreed to pay an additional amount should certain performance thresholds be met. At October 1, 2011, the Company has a liability recorded of $9.2 million for this deferred contingent purchase price. Unico is reported as part of the Company’s Electrical segment.

On December 1, 2010, the Company acquired South Pacific Rewinders (“SPR”), located in Auckland, New Zealand. SPR operates as a motor rewinder and distributor in the Pacific region. SPR is reported as part of the Company’s Electrical segment.

On November 1, 2010, the Company acquired 55% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil. The purchase price was $27.3 million, net of acquired debt and cash. The purchase price includes $4.6 million in cash, paid at closing, $11.1 million paid during the first nine months of 2011, and $10.7 million, which will be paid in two semi-annual payments ending in 2012. Elco is reported as part of the Company’s Electrical segment.

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

On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”), located in Melbourne, Australia. CMG manufactures and sells fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom and the Middle East. The business also distributes integral horsepower industrial motors, mechanical power transmission products, material handling equipment, electrical insulation materials, magnet wire and specialty conductors in Australia and New Zealand. The purchase price was $82.6 million, net of acquired debt and cash. The purchase price was paid $76.5 million in cash and 100,000 shares of Company common stock valued at $6.1 million. CMG is reported as part of our Electrical and Mechanical segments.

4. COMPREHENSIVE INCOME

The Company’s consolidated comprehensive income for the three and nine months ended October 1, 2011 and October 2, 2010, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$47,494	$45,880	$124,302	$128,523
Other Comprehensive Income (Loss) from:
Currency Translation adjustments	(51,352)	(33,761)	(32,757)	(26,238)
Changes in fair value on open hedge contracts, net of tax effect of ($31,362), $8,145, ($30,340), and $531	(51,171)	13,301	(49,502)	866
Hedging activities reclassified into earnings from accumulated other comprehensive income (loss) (“AOCI”), net of tax effect of ($1,304), $1,292, ($6,593), and $2,176	(2,127)	2,157	(10,758)	3,551
Amortization of net prior service costs and actuarial losses, net of tax	(3,282)	332	(2,190)	1,143

Comprehensive income (loss)	$(60,438)	$27,909	$29,095	$107,845

The amount of comprehensive income attributable to noncontrolling interests was $(1.6) million and $4.9 million for the three and nine months ended October 1, 2011, respectively. The amount of comprehensive income attributable to noncontrolling interests was $2.1 million and $5.3 million for the three and nine months ended October 2, 2010, respectively.

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in Equity under Accumulated Other Comprehensive Income (Loss). The components of the ending balances of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	October 1, 2011	January 1, 2011
Translation adjustments	$(8,981)	$23,190
Hedging activities, net of tax	(57,418)	2,842
Pension and post retirement benefits, net of tax	(29,922)	(27,732)

	$(96,321)	$(1,700)

5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Beginning balance	$40,948	$13,086	$12,831	$13,298
Deduct: Payments	(5,818)	(3,293)	(11,650)	(10,194)
Add: Provision	2,534	3,050	36,409	9,687
Acquisitions	3,897	117	3,897	135
Translation Adjustments	(117)	42	(43)	76

Ending balance	$41,444	$13,002	$41,444	$13,002

The accrued warranty costs for the nine months ended October 1, 2011 include an incremental $28.0 million provision due to a production flaw, which has been corrected, in certain standard motors produced in one of the Company’s facilities during a limited period in 2011. The $28.0 million provision was the Company’s best estimate of the warranty costs associated with the production flaw based on current analysis and is expected to be paid out within the next twelve months.

The accrued warranty costs are included with Other Accrued Expenses on the balance sheet.

6. BUSINESS SEGMENTS

The Company has two strategic businesses that are reportable segments, Mechanical and Electrical (dollars in thousands):

	Mechanical Segment		Electrical Segment		Mechanical Segment		Electrical Segment

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Sales	$69,435	$63,012	$667,450	$527,789	$208,271	$174,476	$1,873,054	$1,507,824
Income from Operations	8,769	7,845	69,375	62,038	27,273	22,232	169,800	177,215
% of Net Sales	12.6%	12.4%	10.4%	11.8%	13.1%	12.7%	9.1%	11.8%
Goodwill at end of period	$11,942	$11,261	$1,123,760	$699,982	$11,942	$11,261	$1,123,760	$699,982

7. GOODWILL AND OTHER INTANGIBLES

Goodwill

As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

At October 1, 2011, substantially all of the Company’s goodwill is attributable to the Electrical Segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in thousands):

	Total	Electrical Segment	Mechanical Segment
Balance as of January 1, 2011	$775,371	$763,135	$12,236
Acquisitions and Valuation Adjustments	369,611	369,546	65
Translation Adjustments	(9,280)	(8,921)	(359)

Balance as of October 1, 2011	$1,135,702	$1,123,760	$11,942

Balance as of January 2, 2010	$663,920	$663,920	$—
Acquisitions	39,492	28,823	10,669
Translation Adjustments	7,831	7,239	592

Balance as of October 2, 2010	$711,243	$699,982	$11,261

Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	Useful Life (years)	October 1, 2011		October 2, 2010
		Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 -17	$195,019	$(52,037)	$130,462	$(37,681)
Technology	3 - 9	127,824	(20,400)	34,122	(11,962)
Trademarks	3 -20	30,795	(12,001)	25,529	(9,269)
In-Process Research and Development	N/A	19,000	—	—	—
Patents & Engineering Drawings	10	16,610	(11,246)	16,610	(9,586)
Non-Compete Agreements	3 - 5	8,138	(6,506)	6,406	(5,639)

		$297,386	$(102,190)	$213,129	$(74,137)

Net Values			$295,196		$138,992

In-process research and development projects are estimated to be completed within two years of October 1, 2011. Amortization will begin upon project completion.

Estimated Amortization (in millions)

2011	2012	2013	2014	2015
$32.5	$39.7	$39.2	$38.0	$30.6

Amortization expense recorded for the three and nine months ended October 1, 2011 was $8.7 million and $23.1 million, respectively. Amortization expense recorded for the three and nine months ended October 2, 2010 was $5.2 million and $14.6 million, respectively.

8. DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of October 1, 2011 and January 1, 2011 was as follows (in thousands):

	October 1, 2011	January 1, 2011
Senior notes	$750,000	$250,000
Term loan	165,000	165,000
Revolving credit facility	28,000	—
Other	25,425	21,893

	968,425	436,893
Less: Current maturities	(13,278)	(8,637)

Non-current portion	$955,147	$428,256

At October 1, 2011, the Company had $750.0 million of senior notes (the “Notes”) outstanding. During the quarter ended October 1, 2011, the Company issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in five tranches with maturities from seven to twelve years and carry fixed interest rates. The Company also has $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank offered rate (“LIBOR”). Details on the senior notes at October 1, 2011 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	$100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	$100.0	4.1%	July 2018
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	$170.0	4.9 to 5.1%	July 2023

(1)	Interest rates vary as LIBOR varies. At October 1, 2011, the interest was between 0.9 and 1.0%.

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At October 1, 2011, the interest rate of 1.0% was based on a margin over LIBOR.

On June 30, 2011, the Company entered into a new $500.0 million revolving credit facility (the “Facility”) that replaced its existing credit facility, which was set to mature in April, 2012. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At October 1, 2011, the interest rate of 1.9% was based on a margin over LIBOR. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. The Facility matures in June 2016.

The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of October 1, 2011.

The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of Notes to Condensed Consolidated Financial Statements.)

At October 1, 2011, other notes payable of approximately $25.4 million were outstanding with a weighted average interest rate of 5.7%.

9. PENSION PLANS

The Company’s net periodic defined benefit pension cost is comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$572	$586	$1,909	$1,758
Interest cost	1,758	1,734	5,734	5,203
Expected return on plan assets	(1,623)	(1,566)	(5,279)	(4,697)
Amortization of prior service cost and net actuarial loss	876	611	2,712	1,832

Net periodic benefit expense	$1,583	$1,365	$5,076	$4,096

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the 2011 fiscal year is $3.3 million and $0.2 million, respectively.

During the first nine months of 2011 and 2010, the Company contributed $5.7 million and $3.9 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $1.3 million, for total contributions of $7.0 million in 2011. The Company contributed a total of $4.1 million in 2010. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2010 Annual Report on Form 10-K filed on March 2, 2011.

10. SHAREHOLDERS’ EQUITY

The Company recognized approximately $4.0 million and $1.9 million in share-based compensation expense for the three month period ended October 1, 2011 and October 2, 2010, respectively. Share-based compensation expense for the nine month period ended October 1, 2011 and October 2, 2010 was $10.2 million and $5.0 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the nine months ended October 1, 2011 and October 2, 2010 was approximately $1.0 million and $1.6 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of October 1, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $21.2 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.9 years.

The Company was authorized as of October 1, 2011 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.4 million shares were available for future grant or payment under the various plans at October 1, 2011.

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

A summary of share-based awards (options and SARs) as of October 1, 2011 follows below. Forfeitures of share-based awards during the three months ended October 1, 2011 were immaterial.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares:
Outstanding	1,762,325	$49.07	6.86	$6.7
Exercisable	793,875	38.43	5.18	5.8

Restricted Stock

As of October 1, 2011, the Company had 232,730 shares of restricted stock outstanding with a weighted average grant date fair value of $61.22 and a weighted average life of 2.1 years. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant. In the first nine months of 2011, 30,350 shares of restricted stock vested with a weighted average fair value of $43.56 per share, 82,203 shares of restricted stock were granted with a weighted average fair value of $71.80 per share, and 300 shares of restricted stock were forfeited with a weighted average fair value of $52.01 per share.

11. INCOME TAXES

The effective tax rate for the three months ended October 1, 2011 was 30.3% versus 30.2% for the three months ended October 2, 2010. The effective tax rate for the nine months ended October 1, 2011 was 30.1% versus 31.2% in the prior period. The change in the effective rates was driven by changes in the global distribution of income.

As of October 1, 2011 and January 1, 2011, the Company had approximately $5.3 million and $5.5 million respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Federal tax returns from 2008 through 2010 and various state tax returns remain subject to income tax examinations by tax authorities.

12. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Denominator for basic EPS—weighted average	39,931,610	38,581,166	39,075,118	38,112,515
Effect of dilutive securities	490,049	441,969	573,367	763,463

Denominator for diluted EPS	40,421,659	39,023,135	39,648,485	38,875,978

The “Effect of dilutive securities” represents the dilution impact of equity awards and convertible notes that were fully converted during 2010. The dilutive effect of the convertible notes was approximately 0.3 million shares for the nine months ended October 2, 2010.

For the three months ended October 1, 2011 and October 2, 2010, the Company had approximately 0.6 million and 0.3 million shares where the exercise price was above the market price, which were excluded from the calculation of the effect dilutive shares as the effect of such options was anti-dilutive. Options for common shares where the exercise price was above the market price for the nine months ended October 1, 2011 and October 2, 2010 totaling approximately 1.3 million and 1.0 million shares have been excluded from the calculation of the effect of dilutive securities as the effect of such options is anti-dilutive.

13. CONTINGENCIES

On August 25, 2011 one of the Company’s subsidiaries, RBC Manufacturing Corporation, and Nordyne LLC entered into a settlement agreement resolving the patent litigation that was filed by Nordyne and that was pending in the U.S. District Court for the Eastern District of Missouri, Civil Action No. 4:09-cv-00203-ERW. Under the terms of the settlement agreement, both parties have dismissed their respective claims, we have received an undisclosed payment from Nordyne, and Nordyne shall have the rights under the asserted patent to continue to manufacture and sell all of its products.

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

The Company must recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of October 1, 2011.

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

At October 1, 2011, the Company had an additional $1.0 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At October 2, 2010, the Company had an additional $1.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.

As of October 1, 2011, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2013) to hedge forecasted purchases of commodities (in millions):

Notional Amount
Copper	$164.0
Aluminum	5.1
Natural Gas	0.5
Zinc	0.1

As of October 1, 2011, the Company had outstanding the following currency forward contracts (with maturities extending through December 2013) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$238.7
Indian Rupee	64.9
Chinese Renminbi	16.6
Australian Dollar	2.8
Thai Baht	2.3

As of October 1, 2011, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments as of October 1, 2011 and January 1, 2011 were (in millions):

	October 1, 2011
	Prepaid Expenses	Other Noncurrent Assets	Accrued Expenses	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$44.5
Foreign exchange contracts	0.8	0.5	10.5	10.8
Commodity contracts	1.1	—	28.2	1.6
Not designated as hedging instruments:
Foreign exchange contracts	0.7	—	—	—
Commodity contracts	2.6	0.2	2.7	0.2

Total Derivatives:	$5.2	$0.7	$41.4	$57.1

	January 1, 2011
	Prepaid Expenses	Other Noncurrent Assets	Accrued Expenses	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.1
Foreign exchange contracts	7.1	1.4	0.1	0.1
Commodity contracts	24.7	4.2	0.1	—
Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$32.2	$5.6	$0.2	$39.2

The effect of derivative instruments on the condensed consolidated statements of equity and earnings for the three and nine months ended October 1, 2011 and October 2, 2010, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended October 1, 2011				Three Months Ended October 2, 2010
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(42.0)	$(30.8)	$(9.7)	$(82.5)	$23.0	$7.5	$(9.1)	$21.4
Amounts reclassified from Other Comprehensive Income (Loss) were:
Gain recognized in Net Sales	$—	$0.1	$—	$0.1	$—	$0.1	$—	$0.1
Gain (Loss) recognized in Cost of Sales	$4.5	$2.3	$—	$6.8	$0.1	$(0.5)	$—	$(0.4)
Loss recognized in Interest Expense	$—	$—	$(3.5)	$(3.5)	$—	$—	$(3.1)	$(3.1)

Derivatives Designated as Cash Flow Hedging Instruments

	Nine Months Ended October 1, 2011				Nine Months Ended October 2, 2010
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(42.2)	$(22.2)	$(15.4)	$(79.8)	$18.1	$9.3	$(26.0)	$1.4
Amounts reclassified from Other Comprehensive Income (Loss) were:
Gain recognized in Net Sales	$—	$0.5	$—	$0.5	$—	$—	$—	$—
Gain (Loss) recognized in Cost of Sales	$21.6	$5.2	$—	$26.8	$5.6	$(2.2)	$—	$3.4
Loss recognized in Interest Expense	$—		$(9.9)	$(9.9)	$—	$—	$(9.1)	$(9.1)

The ineffective portion of hedging instruments recognized during the three and nine months ended October 1, 2011 and October 2, 2010 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended October 1, 2011			Three Months Ended October 2, 2010			Nine Months Ended October 1, 2011			Nine Months Ended October 2, 2010
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total
Loss recognized in Sales	$—	$(0.3)	$(0.3)	$—	$—	$—	$—	$(0.3)	$(0.3)	$—	$—	$—
Gain (Loss) recognized in Cost of Sales	$(0.2)	$0.7	$0.5	$0.1	$(0.1)	$—	$(0.4)	$(0.2)	$(0.6)	$(0.5)	$(0.2)	$(0.7)

The net AOCI hedging component balance of ($57.4) million loss at October 1, 2011 includes ($27.5) million of net current deferred losses expected to be realized in the next twelve months.

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 1, 2011 and January 1, 2011 (in millions):

	October 1, 2011	January 1, 2011
Assets:
Investments—Trading Securities	$—	$56.3	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	1.5	7.3	(Level 2)
Derivative Commodity Contracts	3.7	24.9	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	0.5	1.4	(Level 2)
Derivative Commodity Contracts	0.2	4.2	(Level 2)
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	10.5	0.1	(Level 2)
Derivative Commodity Contracts	30.9	0.1	(Level 2)
Hedging Obligations:
Interest Rate Swap	44.5	39.1	(Level 2)
Derivative Currency Contracts	10.8	0.1	(Level 2)
Derivative Commodity Contracts	1.8	—	(Level 2)
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	25.9	11.0	(Level 3)

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 Other Noncurrent Liabilities for the three and nine months ended October 1, 2011. There were no such Other Noncurrent Liabilities for the three and nine months ended October 2, 2010 (in millions):

	Three Months Ended	Nine Months Ended
	October 1, 2011	October 1, 2011
Beginning Balance	$25.9	$11.0
Valuation adjustments	—	(1.8)
Acquisitions	—	16.7

Ending balance	$25.9	$25.9

The Other Noncurrent Liabilities described above are comprised entirely of the Deferred Contingent Purchase Price of two of the Company’s acquisitions as discussed in Note 3, and are measured using Level 3 inputs. The fair value was determined using valuation techniques, including discounted cash flows, comparable transactions, and/or comparable company analyses.

16. RELATED PARTY TRANSACTIONS

As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with the Company’s Elco Group B.V. joint venture partner resulting from bankruptcy proceeding involving Elco. The amount is payable in semi-annual payments ending in 2012. During the first nine months of 2011, $11.1 million was paid by the Company. The Company has included the remaining amounts in Other Accrued Expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.

Overview

Global economic conditions continued to reflect sluggish growth and uncertain future trends in the third quarter 2011. Sales of high efficiency products continued to show above average growth rates, supported by the net economic impact to the end user and, in certain cases, by tax credits and government regulations requiring higher energy efficiency ratings on certain types of motors.

Net sales for the third quarter 2011 increased 24.7% to $736.9 million compared to $590.8 million in the third quarter 2010. Net sales for the third quarter 2011 included $144.5 million of incremental net sales from the acquired businesses.

Net Income Attributable to Regal Beloit Corporation increased 2.3% to $45.7 million for the third quarter 2011 compared to $44.7 million for the third quarter 2010. Diluted earnings per share decreased to $1.13 for the third quarter 2011 compared to $1.14 for the third quarter 2010.

Results of Operations

Net Sales

	(In millions)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Sales	$736.9	$590.8	$2,081.3	$1,682.3
Sales growth rate	24.7%	27.0%	23.7%	23.4%
Net Sales by Segment:
Electrical segment	$667.5	$527.8	$1,873.0	$1,507.8
Sales growth rate	26.5%	25.1%	24.2%	23.5%
Mechanical segment	$69.4	$63.0	$208.3	$174.5
Sales growth rate	10.2%	45.9%	19.4%	22.5%

Three Months Ended October 1, 2011

Net sales for the third quarter 2011 were $736.9 million, a 24.7% increase compared to $590.8 million for the third quarter 2010. Net sales for the third quarter 2011 included $144.5 million of incremental net sales from acquired businesses. Net sales for the third quarter 2011 reflected price increases of 5.4% to offset increased material costs.

In the Electrical segment, net sales for the third quarter 2011 increased $139.7 million compared to the third quarter 2010, including $144.5 million of incremental net sales from acquired businesses. North American commercial and industrial net sales, excluding net sales from the acquired businesses increased 14.8% for the third quarter 2011 compared to the third quarter 2010 primarily due to improving economic conditions, sales of energy efficient motors, pricing initiatives to offset commodity inflation, and a strong recovery in our generator business. North American residential HVAC motor net sales, excluding net sales from the acquired businesses decreased 20.3% in the third quarter 2011 compared to the third quarter 2010 primarily due to reduced federal tax incentives for high efficiency products, continued weakness in U.S. residential new construction and replacement demand as well as a mix shift to lower efficiency products.

In the Mechanical segment, net sales for the third quarter 2011 increased $6.4 million compared to the third quarter 2010. The increase was primarily due to improving demand in later cycle end markets.

Net sales to regions outside of the United States were 35.9 % of total net sales for the third quarter 2011 compared to 31.0% of total net sales for the third quarter 2010. Third quarter 2011 net sales of high efficiency products were 15.4% of total net sales as compared to 18.3% in the third quarter of 2010. The impact of foreign currency exchange rates increased total net sales by 1.8% for the third quarter 2011 compared to the third quarter 2010.

Nine Months Ended October 1, 2011

Net sales for the nine months ended October 1, 2011 were $2,081.3 million, a 23.7% increase compared to $1,682.3 million for the nine months ended October 2, 2010. Net sales for the nine months ended October 1, 2011 included $295.7 million of incremental sales from the acquired businesses. Net sales for the nine months ended October 1, 2011 reflected price increases of 5.2% to offset increased material costs.

In the Electrical segment, net sales for the nine months ended October 1, 2011 increased $365.2 million compared to the nine months ended October 2, 2010, including $285.9 million of incremental net sales from acquired businesses. North American commercial and industrial net sales for the nine months ended October 1, 2011 increased 15.9% compared to the nine months ended October 2, 2010, primarily due to improving economic conditions, sales of energy efficient motors and a strong recovery in generator sales. North American residential HVAC motor net sales for the nine months ended October 1, 2011 decreased 5.2% compared to the nine months ended October 2, 2010 primarily due to reduced federal tax incentives for high efficiency products, continued weakness in U.S. residential new construction and replacement demand as well as a mix shift to lower efficiency products.

In the Mechanical segment, net sales for the nine months ended October 1, 2011 increased $33.8 million compared to the nine months ended October 2, 2010, including $9.9 million of incremental net sales from acquired businesses.

Net sales to regions outside of the United States were 36.5% of total net sales for the nine months ended October 1, 2011 as compared to 30.0% for the nine months ended October 2, 2010. The impact of foreign currency exchange rates increased total net sales by 1.7% for the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010. Sales of high efficiency products were 17.0% of total net sales for the nine months ended October 1, 2011 versus 18.1% for the nine months ended October 2, 2010.

Gross Profit

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Gross Profit	$179,626	$144,664	$495,106	$419,083
Gross profit percentage	24.4%	24.5%	23.8%	24.9%
Gross Profit by Segment:
Electrical segment	$160,054	$127,957	$435,958	$370,756
Gross profit percentage	24.0%	24.2%	23.3%	24.6%
Mechanical segment	$19,572	$16,707	$59,148	$48,327
Gross profit percentage	28.2%	26.5%	28.4%	27.7%

Three Months Ended October 1, 2011

Gross profit margin for the third quarter 2011 was 24.4% compared to 24.5% for the third quarter 2010. The three months ended October 1, 2011 included EPC purchase accounting inventory adjustments of $10.3 million.

Gross profit margin for the Electrical segment was 24.0% for the third quarter 2011 compared to 24.2% for the third quarter 2010. Electrical segment margins were negatively impacted by EPC purchase accounting inventory adjustments of $10.3 million in the third quarter 2011 as compared to the third quarter 2010 which reduced gross profit by 1.5%.

Gross profit margin for the Mechanical segment was 28.2% for the third quarter 2011, compared to 26.5% in the third quarter 2010.

Nine Months Ended October 1, 2011

Gross profit margin for the nine months ended October 1, 2011 was 23.8% as compared to 24.9% for the nine months ended October 2, 2010. The nine months ended October 1, 2011 included incremental warranty costs of $28.0 million and EPC purchase accounting inventory adjustments of $10.3 million in the Electrical segment’s Cost of Sales, which negatively impacted gross profit margin by 1.8%.

Gross profit margin for the Electrical segment was 23.3% for the nine months ended October 1, 2011 compared to 24.6% for the nine months ended October 2, 2010. The nine months ended October 1, 2011 included $28.0 million incremental warranty costs and $10.3 million of EPC purchase accounting inventory adjustments negatively impacted Electrical segment gross profit margin for the nine months ended October 1, 2011 by 2.0%

Gross profit margin for the Mechanical segment was 28.4% for the nine months ended October 1, 2011 compared to 27.7% for the nine months ended October 2, 2010.

Operating Expenses

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Operating Expenses	$101,482	$74,781	$298,033	$219,636
As a percentage of net sales	13.8%	12.7%	14.3%	13.1%
Operating Expenses by Segment:
Electrical segment	$90,680	$65,919	$266,158	$193,541
As a percentage of net sales	13.6%	12.5%	14.2%	12.8%
Mechanical segment	$10,802	$8,862	$31,875	$26,095
As a percentage of net sales	15.6%	14.1%	15.3%	15.0%

Three Months Ended October 1, 2011

Operating expenses for the third quarter 2011 increased $26.7 million, including $21.9 million related to the acquired businesses and an incremental $5.6 million of acquisition-related expenses. A $6.5 million gain on divestiture is reflected in operating expenses.

Electrical segment operating expenses were $90.7 million, or 13.6% of net sales, for the third quarter 2011 compared to $65.9 million, or 12.5% of net sales, for the third quarter 2010. The increase of $24.8 million included $21.9 million related to the acquired businesses.

Mechanical segment operating expenses were $10.8 million, or 15.6% of net sales, for the third quarter 2011 compared to $8.9 million, or 14.1% of net sales, for the third quarter 2010.

Nine Months Ended October 1, 2011

Operating expenses for the nine months ended October 1, 2011 were $298.0 million, or 14.3% of net sales, compared to $219.6 million, or 13.1% of net sales, for the nine months ended October 2, 2010. The increase of $78.4 million included $52.5 million related to the acquired businesses, an incremental $16.0 million of acquisition related expenses, and a $6.5 million gain on divestiture.

Electrical segment operating expenses for the nine months ended October 1, 2011 were $266.1 million, or 14.2% of net sales, compared to $193.5 million, or 12.8% of net sales, for the nine months ended October 2, 2010. The increase of $72.6 million included $50.8 million related to the acquired businesses.

Mechanical segment operating expenses for the nine months ended October 1, 2011 were $31.9 million, or 15.3% of net sales, compared to $26.1 million, or 15.0% of net sales, for the nine months ended October 2, 2010. The increase of $5.8 million included $1.7 million related to the acquired businesses.

Income from Operations

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Income from Operations	$78,144	$69,883	$197,073	$199,447
As a percentage of net sales	10.6%	11.8%	9.5%	11.9%
Income from Operations by Segment:
Electrical segment	$69,375	$62,038	$169,800	$177,215
As a percentage of net sales	10.4%	11.8%	9.1%	11.8%
Mechanical segment	$8,769	$7,845	$27,273	$22,232
As a percentage of net sales	12.6%	12.4%	13.1%	12.7%

Three Months Ended October 1, 2011

Income from operations was $78.1 million for the third quarter 2011 compared to $69.9 million for the third quarter 2010. As a percentage of sales, income from operations was 10.6% for the third quarter 2011 compared to 11.8% for the third quarter 2010.

Electrical segment income from operations was 10.4% of net sales for the third quarter 2011 compared to 11.8% of net sales for the third quarter 2010.

Mechanical segment income from operations was 12.6% of net sales for the third quarter 2011 compared to 12.4% of net sales for the third quarter 2010.

Nine Months Ended October 1, 2011

Income from operations was $197.1 million for the nine months ended October 1, 2011 compared to $199.4 million for the nine months ended October 2, 2010. As a percentage of sales, income from operations was 9.5% for the nine months ended October 1, 2011 compared to 11.9% for the nine months ended October 2, 2010.

Electrical segment income from operations was 9.1% of net sales for the nine months ended October 1, 2011 compared to 11.8% of net sales for the nine months ended October 2, 2010.

Mechanical segment income from operations was 13.1% of net sales for the nine months ended October 1, 2011 compared to 12.7% of net sales for the nine months ended October 2, 2010.

Interest Expense, Net

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest Expense, Net	$10,032	$4,172	$19,201	$12,558

Three Months Ended October 1, 2011

Net interest expense for the third quarter 2011 was $10.0 million compared to $4.2 million for the third quarter 2010. During 2011, the Company’s net interest expense increased driven by higher debt outstanding to fund the EPC acquisition.

Nine Months Ended October 1, 2011

Net interest expense for the nine months ended October 1, 2011 was $19.2 million compared to $12.6 million for 2010. During 2011, our net interest expense increased primarily due to higher debt outstanding to fund the EPC acquisition.

Provision for Income Taxes

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Income Taxes	$20,618	$19,831	$53,570	$58,366
Effective Tax Rate	30.3%	30.2%	30.1%	31.2%

Three Months Ended October 1, 2011

The effective tax rate for the third quarter 2011 was 30.3 % compared to 30.2% for the third quarter 2010. The decrease in the effective tax rate was driven by changes in the global distribution of taxable income.

Nine Months Ended October 1, 2011

The effective tax rate for the nine months ended October 1, 2011 was 30.1 % compared to 31.2% for 2010. The increase in the effective tax rate was driven by changes in the global distribution of taxable income.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share

	(In millions, except per share data)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Income Attributable to Regal Beloit Corporation	$45.7	$44.7	$118.8	$124.1
Fully Diluted Earnings per Share	$1.13	$1.14	$3.00	$3.19
Average Number of Diluted Shares	40.4	39.0	39.6	38.9

Three Months Ended October 1, 2011

Net Income Attributable to Regal Beloit Corporation for the third quarter 2011 was $45.7 million, an increase of 2.3% compared to $44.7 million for the third quarter 2010. Fully diluted earnings per share was $1.13 for the third quarter 2011 compared to $1.14 for the third quarter 2010. The average number of diluted shares was 40,421,659 during the third quarter 2011 compared to 39,023,135 during the third quarter 2010.

Nine Months Ended October 1, 2011

Net Income Attributable to Regal Beloit Corporation for the nine months ended October 1, 2011 was $118.8 million, a decrease of 4.3% compared to $124.1 million for the nine months ended October 2, 2010. Fully diluted earnings per share was $3.00 for the nine months ended October 1, 2011 compared to $3.19 for the nine months ended October 2, 2010. The average number of diluted shares was 39,648,485 during the nine months ended October 1, 2011 compared to 38,875,978 during the nine months ended October 2, 2010.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flow. In addition, other significant factors affecting our liquidity management include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital on acceptable terms.

Cash flow provided by operating activities (“operating cash flow”) was $176.3 million for the nine months ended October 1, 2011, a $27.7 million increase from the nine months ended October 2, 2010. The increase was driven by a $20.8 million lower amount utilized in working capital compared to the nine months ended October 2, 2010.

Cash flow used in investing activities was ($738.1) million for the first nine months of 2011, a $524.6 million increase from the first nine months of 2010. Sales of investment securities were $56.0 in the first nine months of 2011 versus the net purchases of investment securities of ($76.4) in the first nine months of 2010. Capital expenditures were ($44.4) million which included the purchase of land related to our factory in Faridabad, India which was previously leased. Business acquisitions were ($764.9) million for the first nine months of 2011 compared to ($107.3) million in the first nine months of 2010.

Cash flow provided by financing activities for the first nine months of 2011 was $512.1 million compared to cash flow used of ($64.7) million in the first nine months of 2010, primarily due to the $500.0 million of long-term borrowings (See also Notes 3 and 8 of Notes to Condensed Consolidated Financial Statement) used to fund a portion of the EPC acquisition.

Our working capital was $790.7 million at October 1, 2011, an increase of 14.8 % from $688.7 million at January 1, 2011.

At October 1, 2011 our current ratio, the ratio of our current assets to current liabilities, was 2.3:1 compared to 2.7:1 at January 1, 2011.

The following table presents selected financial information and statistics as of October 1, 2011 and January 1, 2011 (in millions):

	October 1, 2011	January 1, 2011
Cash and Cash Equivalents	$124.4	$174.5
Investments—Trading Securities	—	56.3
Trade Receivables, Net	498.7	331.0
Inventories, Net	626.9	390.6
Working Capital	790.7	688.7

Our Cash and Cash Equivalents totaled $124.4 million at October 1, 2011. The majority of our cash held by foreign subsidiaries could be used in our domestic operations if necessary. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.

At October 1, 2011, the Company had $750.0 million of senior notes (the “Notes”) outstanding. During the quarter ended October 1, 2011, the Company issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in five tranches with maturities from seven to twelve years and carry fixed interest rates. The Company also has $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank offered rate (“LIBOR”). Details on the senior notes at October 1, 2011 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 23, 2014
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	$170.0	4.9 to 5.1%	July 14, 2023

(1)	Interest rates vary as LIBOR varies. At October 1, 2011, the interest was between 0.9 and 1.0%.

On June 16, 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At October 1, 2011, the interest rate of 1.0% was based on a margin over LIBOR.

On June 30, 2011, we entered into a new $500.0 million revolving credit facility (the “Facility”) that replaced our existing credit facility which was set to mature in April 2012. The Facility permits us to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At October 1, 2011, the interest rate of 1.9% was based on a margin over LIBOR. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total funded debt to our EBITDA. The Facility matures in June 2016.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of October 1, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At October 1, 2011, net of interest rate swaps, we had $508.7 million of fixed rate debt and $459.7 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at October 1, 2011, would result in a change in after-tax annualized earnings of approximately $0.3 million.

We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of October 1, 2011, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	($20.8) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	($23.7) million

As of October 1, 2011 and January 1, 2011, the interest rate swap liability of ($44.5) million and ($39.1) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of ($27.6) million and ($24.2) million as of October 1, 2011 and January 1, 2011, respectively, was recorded in AOCI.

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

As of October 1, 2011, derivative currency assets (liabilities) of $1.5 million, $0.5 million, ($10.5) million, and ($10.8) million, are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively. As of January 1, 2011, derivative currency assets (liabilities) of $7.3 million, $1.4 million, ($0.1) million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively. The unrealized (loss) gain on the effective portion of the contracts of ($12.4) million net of tax, and $5.1 million net of tax, as of October 1, 2011 and January 1, 2011, was recorded in AOCI. At October 1, 2011, we had an additional $0.3 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2011, we had an additional immaterial amount of derivative currency gains on closed hedge instruments in AOCI that were realized in 2011 earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on October 1, 2011 (dollars in millions):

			Foreign Exchange Gain/(Loss) From:
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$238.7	$(18.4)	$23.9	$(23.9)
Indian Rupee	64.9	(1.6)	6.5	(6.5)
Chinese Renminbi	16.6	0.7	1.7	(1.7)
Australian Dollar	2.8	—	0.3	(0.3)
Thai Baht	2.3	—	0.2	(0.2)

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

Derivative commodity assets (liabilities) of $3.7 million, $0.2 million, ($30.9) million, and ($1.8) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Accrued Expenses, and Hedging Obligations, respectively, at October 1, 2011. Derivative commodity assets (liabilities) of $24.9 million, $4.2 million, and ($0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, and Accrued Expenses, respectively, at January 1, 2011. The unrealized (loss) gain on the effective portion of the contracts of ($18.4) million net of tax and $17.8 million net of tax, as of October 1, 2011 and January 1, 2011, respectively, was recorded in AOCI. At October 1, 2011, we had an additional $0.8 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2011, we had an additional $4.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized in 2011 earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on October 1, 2011 (dollars in millions):

			Foreign Exchange Gain/(Loss) From:
Commodity	Notional Amount	Fair Value	10% Increase of Commodity Prices	10% Decrease of Commodity Prices
Copper	$164.0	$(28.3)	$16.4	$(16.4)
Aluminum	5.1	(0.4)	0.5	(0.5)
Natural Gas	0.5	(0.1)	0.1	(0.1)
Zinc	0.1	—	—	—

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI balance of ($57.4) million loss at October 1, 2011 includes ($27.5) million of net current deferred losses expected to be realized in the next twelve months.

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

Internal Control Over Financial Reporting

In August 2011, we acquired the Electrical Products Company (“EPC”) of A.O. Smith Corporation. As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company. Management intends to include the internal controls of EPC in its annual assessment of the effectiveness of the Company’s internal control over financial reporting (Section 404 of the Sarbanes-Oxley Act) for 2011.

Except for the change above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 25, 2011 one of our subsidiaries, RBC Manufacturing Corporation, and Nordyne LLC have entered into a settlement agreement resolving the patent litigation that was filed by Nordyne and that was pending in the U.S. District Court for the Eastern District of Missouri, Civil Action No. 4:09-cv-00203-ERW. Under the terms of the settlement agreement, both parties have dismissed their respective claims, we have received an undisclosed payment from Nordyne, and Nordyne shall have the rights under the asserted patent to continue to manufacture and sell all of its products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the Company’s equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the three months ended October 1, 2011, there were no shares acquired in connection with equity incentive plans.

The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, in connection with its acquisition of the EPC from A.O. Smith Corporation (“A.O. Smith”), the Company issued 2,834,026 shares of its common stock to A.O. Smith on August 22, 2011. The Company and A.O. Smith relied on Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, to provide an exemption from registration for the issuance of such common stock of the Company to A.O. Smith. Pursuant to the Shareholder Agreement, dated as of August 22, 2011, by and between the Company and A.O. Smith, A.O. Smith made representations that support the availability of the exemption from registration provided by Regulation D.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1	First Amendment, dated as of August 16, 2011, to Note Purchase Agreement dated as of July 14, 2011, by and among Regal Beloit Corporation, certain subsidiaries of Regal Beloit Corporation and the Purchasers listed on the signature pages thereto [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 16, 2011 (File No. 001-07283)]

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2011

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)

Date: November 10, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

4.1	First Amendment, dated as of August 16, 2011, to Note Purchase Agreement dated as of July 14, 2011, by and among Regal Beloit Corporation, certain subsidiaries of Regal Beloit Corporation and the Purchasers listed on the signature pages thereto [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 16, 2011 (File No. 001-07283)]

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.