Form 10-K
period 2011-12-31
REGAL BELOIT CORP
filed 2012-02-29
CIK 82811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2011 was approximately $2.6 billion.

On February 22, 2012, the registrant had outstanding 41,624,088 shares of common stock, $.01 par value, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2012 is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words. Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•

actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of acquired companies and businesses, including the timing and impact of purchase accounting adjustments;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;

•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;

•	increases in our overall debt levels as a result of acquisitions or otherwise and our ability to repay principal and interest on our outstanding debt;

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

References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2012 (the “2012 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 31, 2011 as “fiscal 2011,” the fiscal year ended January 1, 2011 as “fiscal 2010,” and the fiscal year ended January 2, 2010 as “fiscal 2009.”

ITEM 1—BUSINESS

Our Company

General

We are a global manufacturer of electric motors and controls, electric generators and controls, and mechanical motion control products. We have two reporting segments: Electrical and Mechanical. Financial information on our reporting segments for fiscal 2011, fiscal 2010 and fiscal 2009 is contained in Note 15 of Notes to the Consolidated Financial Statements.

Electrical Segment

General

Our Electrical segment designs, manufactures and sells primarily:

•

fractional and integral horsepower motors, electronic variable speed controls and blowers used in commercial and residential heating, ventilation, air conditioning (“HVAC”) and commercial refrigeration products including furnaces, air conditioners and refrigeration equipment;

•	integral horsepower AC and DC motors for commercial and industrial applications;

•	hermetic motors used in residential air conditioning and commercial air conditioning and refrigeration systems;

•	fractional motors and blowers used in gas fired water heaters and hydronic heating systems;

•	fractional, integral and large horsepower motors used in a variety of pump, fans, compressor and electrical machinery applications;

•	electric generators and controls ranging in size from approximately five kilowatts through four megawatts used in systems to generate backup or primary power;

•	capacitors for use in HVAC systems, high intensity lighting and other applications;

•	AC and DC variable speed drives and controllers and other accessories for a variety of commercial and industrial applications;

•	automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment;

•	custom electronic drives used in paper processing, steel processing, automotive test stands, oil and gas applications, and a variety of other industrial applications; and

•	oil and gas artificial lift system pumping equipment typically used in well applications to a depth of 12,000 feet.

We provide a comprehensive offering of stock models of electric motors in addition to the motors we produce to specific customer specifications. These products range in size from sub-fractional and fractional to small integral horsepower motors to larger commercial and industrial motors up to approximately 6,500 horsepower.

Our HVAC electric motors and blowers are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes, water heaters and humidifiers. A majority of our HVAC motors either replace existing motors or are installed as part of a new HVAC system that replaces an existing HVAC system. The remaining motors are used in a HVAC system for new home construction. The business enjoys a large installed base of equipment and long-term relationships with its major customers.

Our power generation business includes electric generators and power generation components and controls. The market for electric power generation components and controls has grown in recent years as a result of a demand for backup power on the part of end users who want to reduce operating losses due to power disturbances and the increased need for both prime power and emergency power in certain applications. Our generators are used in commercial, industrial, agricultural, marine, military, transportation, construction, data centers and other applications.

In our Electrical segment, we are focused on the design, manufacture and marketing of products that feature energy efficiency technology. Our energy efficient products help the systems they operate consume less energy, providing a significant benefit to our original equipment manufacturer (“OEM”) customers and lowering the system operating costs to end users. In fiscal 2011, we launched 25 new energy efficiency products, including a new variable speed draft inducer motor which is used in furnaces to help optimize the energy efficiency of the system; our latest generation EON motor, which is used in furnace and air handlers as the variable speed distribution blower motor; and our V-Green variable speed pool motor which is used in pool and spa pump applications.

EPC Acquisition

On August 22, 2011, we completed our acquisition of the Electrical Products Company (“EPC”) of A.O. Smith Corporation. The purchase price included $756.1 million in cash and 2,834,026 shares of our common stock, making it the largest acquisition in our history. EPC manufactures and sells hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C – frame ventilation motors up to 1,320 horsepower hermetic and 400 horsepower integral motors. EPC’s products are used primarily in hermetic, pump, HVAC and general industrial applications. EPC is based in Tipp City, Ohio and has operations in the United States, Mexico, China and the United Kingdom. The acquisition added technology and global capacity that will bring more value to our customers with energy-saving products, broader product offerings and better operating efficiencies.

Other Acquisitions

During 2011, we also completed two additional acquisitions in the Electrical segment:

•

On April 5, 2011, we acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology.

•

On June 1, 2011, we acquired Australian Fan and Motor Company (“AFMC”) located in Melbourne, Australia. AFMC manufactures and distributes a wide range of direct drive blowers, fan decks, axial fans and sub-fractional motors for sale primarily in Australia and New Zealand.

Mechanical Segment

Our Mechanical segment manufactures and markets a broad array of mechanical motion control products including:

•	standard and custom worm gears, bevel gears, helical gears and concentric shaft gearboxes;

•	marine transmissions;

•	custom gearing;

•	gearmotors;

•	manual valve actuators; and

•	electrical connecting devices.

Our gear and transmission related products primarily control motion by transmitting power from a source, such as an electric motor, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold to original equipment manufacturers (“OEMs”), distributors and end users across many industry segments.

We periodically acquire businesses in our Mechanical Segment. On March 7, 2011, we acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. In addition, on February 3, 2012 (during our fiscal 2012), we acquired Milwaukee Gear Company, a manufacturer of engineering components for oil and gas and other applications, for cash consideration of $83.8 million. Due to the date of the acquisition, the initial accounting is not yet complete.

The Building of Our Business

Our growth from our founding in 1955 to our current size has largely been the result of the acquisition and integration of businesses to build a strong multi-product offering. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, and efficient manufacturing techniques, all of which represent activities that are critical to our long-term growth strategy. Our organic growth and acquisitions have rapidly moved us into other regions of the world where market and growth fundamentals are more favorable and aligned with our business strategy. We consider the identification of acquisition candidates and the purchase and integration of businesses to be one of our core competencies. The following table summarizes acquisitions for the past two years:

	Year Acquired	Annual Revenues at Acquisition (in millions)	Primary Products at Acquisition
EPC	2011	$706	Manufactures hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors
AFMC	2011	13	Manufactures blowers, fan decks, axial fans and sub- fractional motors
Ramu	2011	0	Research related to switched reluctance motor technology
Hargil	2011	2	Distributes mechanical power transmission components and solutions
Unico, Inc.	2010	62	Manufactures custom AC and DC drives, motor controllers used in oil and gas recovery, commercial HVAC technology, and test stand automation and development
South Pacific Rewinders	2010	1	Rewinds and distributes electric motors and generators
Elco Group B.V.	2010	80	Manufactures motors, fans and blowers used in HVAC and commercial refrigeration applications for markets in Europe, South America and Asia
Rotor B.V.	2010	32	Distributes standard and special electric motors used in general industrial and marine applications in the Netherlands, Europe, United Kingdom and Japan
Air-Con Technologies	2010	1	Distributes HVAC electric motors in Canada
CMGEngineering Group Pty., Ltd.	2010	120	Manufactures and distributes fractional horsepower industrial motors and mechanical products in Australia, New Zealand, South Africa, Malaysia, Singapore, United Kingdom and the Middle East

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

We operate large distribution facilities in Indianapolis, Indiana and LaVergne, Tennessee which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing our fleet of trucks and trailers as well as common carriers. We also operate numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives’ warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of the revenues of our HVAC motor business from key OEM customers. Our reliance on sales from this relatively small number of customers makes our relationship with each of these customers important to our business, and we expect this customer concentration will continue for the foreseeable future in this portion of our business. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2011, fiscal 2010 or fiscal 2009.

Many of our motors are incorporated into HVAC systems that OEMs sell to end users. The number of installations of new and replacement HVAC systems or components is higher during the spring and summer seasons due to the increased use of air conditioning during warmer months.

Competition

Electrical Segment

Electric motor manufacturing is a highly competitive global industry in which there is greater emphasis on reducing costs, boosting efficiency and promoting energy savings. We compete with a growing number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors operate production facilities in many different countries, producing products for both the domestic and export markets. Electric motor manufacturers from abroad, particularly those located in Brazil, China, India and elsewhere in Asia, provide increased competition as they expand their market penetration around the world, especially in North America. Additionally, there is a recent trend toward global industry consolidation.

Our major foreign competitors for electrical products include Broad-Ocean Motor Co., Welling Holding Limited, Kirloskar Brothers Limited, ebm-papst Mulfingen GmbH & Co. KG, Crompton Greaves Limited, Lafert, ABB Ltd., Johnson Electric Holdings Limited, Siemens AG, Toshiba Corporation, Panasonic Corporation, Leroy-Somer (a subsidiary of Emerson Electric Company), Tech-top, Weg S.A., Hyundai, and TECO Electric & Machinery Co., Ltd. Our major domestic competitors for electrical products include Baldor Electric (a subsidiary of ABB Ltd.,), U.S. Electric (a subsidiary of Nidec Corporation), SNTech, Inc., General Electric Company, Bluffton Motor Works, McMillan Electric Company and Newage (a division of Cummins, Inc). On balance, the demarcation between domestic U.S. and foreign manufacturers is blurring as competition becomes more and more global.

We believe that we compete in the electric motor industry primarily on the basis of quality, technological capabilities such as energy efficiency, price, service, our promptness of delivery, and the overall value of our products.

Mechanical Segment

We provide various mechanical product applications and compete with a number of different companies depending on the particular product offering. We believe that we are a leading manufacturer of several mechanical products and that we are the leading manufacturer in the United States of worm gear drives and bevel gear drives. Our major domestic competitors include Boston Gear (a division of Altra Industrial Motion, Inc.), Dodge (a subsidiary of ABB Ltd.), Emerson Electric Company and Winsmith (a division of Peerless-Winsmith, Inc.). Our major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Nord, Sumitomo Corporation and ZF Friedrichshafen AG.

Product Development and Engineering

We believe that innovation is critical to our future growth and success. We are committed to investing in new products, technologies and processes that deliver real value to our customers. We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 52 non-provisional and six provisional patent applications in fiscal 2011.

Each of our business units has its own product development and design team that continuously works to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state of the art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors, electric generators, controls and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency.

We are continuing to expand our business by developing new, differentiated products in each of our business units. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs.

Manufacturing and Operations

We have developed and acquired global operations in locations such as Mexico, India, Thailand and China so that we can sell our products in these faster growing markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the United States, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements in many instances. This gives us a competitive advantage as we are able to efficiently and promptly deliver a customer’s unique product to the desired location.

We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods from an established global network of suppliers. We aggressively pursue global sourcing to reduce our overall costs. We generally maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers, although we do depend on a limited number of key suppliers for certain materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components consist of bearings, electronics, and ferrous and non-ferrous castings.

We continually upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems and developing our own testing systems. To drive the continuous improvement process, we have deployed Lean Six Sigma across our facilities worldwide in order to develop our people and deploy our processes. The initiative has generated significant benefits by eliminating waste, improving safety, quality and delivery, and reducing cycle times. We have trained approximately 1,950 people since the program began in 2005. Our goal is to be a low cost and high quality producer of products.

Facilities

We have manufacturing, sales and service facilities primarily in the United States, Mexico, China, India and Australia, as well as a number of other locations throughout the world. Our Electrical segment currently includes 141 manufacturing, service and distribution facilities, of which 53 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 11.2 million square feet of space of which approximately 43% are leased. Our Mechanical segment currently includes 11 manufacturing, service and distribution facilities, of which six are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 0.8 million square feet of space of which approximately 5% are leased. Our principal executive offices are located in Beloit, Wisconsin in an owned approximately 54,000 square foot office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received. As of December 31, 2011, our backlog was $372.4 million, as compared to $340.2 million on January 1, 2011. We believe that virtually all of our backlog will be shipped in 2012.

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

Employees

As of the close of business on December 31, 2011, we employed approximately 24,400 employees worldwide. Of those employees, approximately 9,600 were located in Mexico; approximately 5,400 in China; approximately 5,200 in the United States; approximately 2,100 in India; and approximately 2,100 in the rest of the world. We consider our employee relations to be very good.

Executive Officers

The names, ages, and positions of our executive officers as February 15, 2012, are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Name	Age	Position	Business Experience and Principal Occupation
Mark J. Gliebe	51	Chairman and Chief Executive Officer	Became Chairman of the Board on December 31, 2011. Elected President and Chief Executive Officer in May, 2011. Previously elected President and Chief Operating Officer in December 2005. Joined the Company in January 2005 as Vice President and President – Electric Motors Group, following our acquisition of the HVAC motors and capacitors businesses from GE; previously employed by GE as

Name	Age	Position	Business Experience and Principal Occupation
			the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

Jonathan J. Schlemmer	46	Chief Operating Officer	Elected Chief Operating Officer in May 2011. Prior thereto, served as the Company’s Senior Vice President – Asia Pacific from January 2010 to May 2011. Prior thereto, served as the Company’s Vice President – Technology from 2005 to January 2010. Before joining the Company, worked for GE in its electric motors business in a variety of roles including quality, Six Sigma and engineering.

Charles A. Hinrichs	58	Vice President and Chief Financial Officer	Joined the Company and was elected Vice President, Chief Financial Officer in September 2010. Prior to joining the Company, Mr. Hinrichs was Senior Vice President and Chief Financial Officer at Smurfit-Stone Container Corporation, where he worked from 1995 to 2009. On January 26, 2009, Smurfit-Stone Container Corporation and its primary operating subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware, and emerged from bankruptcy in July 2010.

Peter C. Underwood	42	Vice President, General Counsel and Secretary	Joined the Company and was elected Vice President, General Counsel and Secretary in September 2010. Prior to joining the Company, Mr. Underwood was a partner with the law firm of Foley & Lardner LLP from 2005 to 2010 and an associate from 1996 to 2005.

Terry R. Colvin	56	Vice President Corporate Human Resources	Joined the Company in September 2006 and was elected Vice President Corporate Human Resources in January 2007. Prior to joining the Company, Mr. Colvin was Vice President of Human Resources for Stereotaxis Corporation from 2005 to 2006.

John M. Avampato	50	Vice President & Chief Information Officer	Joined the Company in April 2006 as Vice President Information Technology. Appointed Vice President and Chief Information Officer in January 2008. In April 2010, Mr. Avampato was elected an Officer of the Company. Prior to joining the Company, Mr. Avampato was with Newell Rubbermaid from 1984 to 2006 where he was Vice President, Chief Information Officer from 1999 to 2006.

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

We operate in the highly competitive global electric motor, drives and controls, power generation and mechanical motion control industries.

The global electric motor, drives and controls, power generation and mechanical motion control industries are highly competitive. We encounter a wide variety of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. In order to compete effectively, we must retain relationships with major customers and establish relationships with new customers, including those in developing countries. Moreover, in certain applications, customers exercise significant power over business terms. It may be difficult in the short-term for us to obtain new sales to replace any decline in the sale of existing products that may be lost to competitors. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.

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

Many of the products we produce contain key materials such as steel, copper, aluminum and rare earth metals. Market prices for those materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations and tariffs, economic conditions and other circumstances. We may not be able to offset any increase in commodity costs through pricing actions, productivity enhancements or other means, and increasing commodity costs may have an adverse impact on our gross margins, which could adversely affect our results of operations and financial condition.

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

Over the past several years, as part of our strategic growth plans, we have typically acquired multiple businesses in any given year. Some of those acquisitions have been significant to our overall growth, including the acquisition of EPC in fiscal 2011. Full realization of the expected benefits and synergies of acquisitions, such as the EPC acquisition, will require integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of acquired businesses, we may not be able to realize the expected benefits and synergies of the acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including:

•

The use of more cash or other financial resources, and additional management time, attention and distraction, on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in other expenses related to an acquisition, which may offset any potential cost savings and other synergies from the acquisition;

•	our ability to realize anticipated levels of sales in emerging markets like China and India;

•	our ability to avoid labor disruptions or disputes in connection with any integration;

•	the timing and impact of purchase accounting adjustments;

•	difficulties in employee or management integration; and

•	unanticipated liabilities associated with acquired businesses.

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

We have assumed liabilities of other acquired businesses, and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

As a result of the increase in our debt levels and debt service obligations in connection with our 2011 acquisition of the Electrical Products Company of A. O. Smith Corporation, we may have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

In fiscal 2011, we significantly increased our overall debt levels in connection with financing the acquisition of the Electrical Products Company of A. O. Smith Corporation. As of December 31, 2011, we had $919.2 million in aggregate debt outstanding under our various financing arrangements, $142.6 million in cash and investments and approximately $441.5 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our increased indebtedness may have important consequences. For example, it could:

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

We use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and expect to continue to enter into, such hedging arrangements. While limiting to some degree our risk fluctuations in currency exchange, commodity price and interest rates by utilizing such hedging instruments, we potentially forgo benefits that might result from other fluctuations in currency exchange, commodity and interest rates. We also are exposed to the risk that counterparties to hedging contracts will default on their obligations. We manage exposure to counterparty credit risk by limiting our counterparties to major international banks and financial institutions meeting established credit guidelines. However, any default by such counterparties might have an adverse effect on us.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of our common stock. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill is determined, our results of operations and financial condition could be materially and adversely affected.

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

As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India, Thailand and China. Approximately 19,200 of our approximate 24,400 total employees and 41 of our 59 principal manufacturing facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that will redesign and deploy a common information system over a period of several years. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.

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

The market price of shares of our common stock may be volatile. Among the factors that could affect our common stock price are those discussed above under “Risk Factors” as well as:

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

ITEM 1B  — UNRESOLVED STAFF COMMENTS

None.

ITEM 2  — PROPERTIES

Our principal executive offices are located in Beloit, Wisconsin in an owned office building with approximately 54,000 square feet. We have manufacturing, sales and service facilities throughout the United States and in Canada, Mexico, India, China, Australia, Thailand and Europe.

Our Electrical segment currently includes 141 manufacturing, service and distribution facilities, of which 53 are principal manufacturing facilities. The Electrical segment’s present operating facilities contain a total of approximately 11.2 million square feet of space of which approximately 43% are leased. Our Electrical segment facilities include the following:

Location	Facilities	Total Sq Footage	Status	Use
Juarez, Mexico	16	1,381,947	Owned & Leased	Manufacturing
Wuxi, China	1	623,268	Owned	Manufacturing
Wausau, WI	1	498,329	Owned	Manufacturing
Kolkata, India	1	472,708	Owned	Manufacturing
Monterrey, Mexico	5	413,697	Owned & Leased	Manufacturing
Changzhou, China	2	405,174	Owned	Manufacturing
Tipp City, OH	1	355,680	Owned	Office & Warehouse
Shanghai, China	4	325,234	Owned & Leased	Manufacturing
Reynosa, Mexico	1	320,000	Owned	Manufacturing
Hengli, China	1	292,757	Leased	Manufacturing
Yueyang, China	1	290,712	Owned	Manufacturing
Springfield, MO	1	290,000	Owned	Manufacturing
Eldon, MO	2	276,000	Owned	Warehouse
Mt. Sterling, KY	1	247,880	Owned	Manufacturing
Milan, Italy	1	244,091	Leased	Manufacturing
Cassville, MO	1	238,838	Owned & Leased	Manufacturing
Indianapolis, IN	1	220,832	Leased	Warehouse
Faridabad, India	1	220,000	Owned	Manufacturing
Acuna, Mexico	2	213,408	Leased	Manufacturing
Piedras Negras, Mexico	2	210,155	Leased	Manufacturing
Suzhou, China	1	204,400	Leased	Manufacturing
El Paso, TX	2	192,000	Leased	Warehouse
LaVergne, TN	1	187,930	Leased	Warehouse
Lebanon, MO	1	186,900	Owned	Manufacturing
Bangkok, Thailand	2	169,660	Owned	Manufacturing & Warehouse
Rowville, Australia	3	168,552	Leased	Manufacturing & Warehouse
Dandenong South, Australia	4	162,693	Leased	Manufacturing & Warehouse
Eibergen, Netherlands	1	146,874	Owned	Warehouse
Erwin, TN	4	130,630	Owned	Manufacturing
Auckland, New Zealand	3	120,857	Leased	Warehouse
Pharr, TX	1	120,000	Leased	Warehouse
Lincoln, MO	1	120,000	Owned	Manufacturing
McAllen, TX	1	116,288	Owned	Manufacturing
Tomago, Australia	1	114,937	Leased	Warehouse
Blytheville, AR	1	107,000	Leased	Manufacturing
West Plains, MO	1	106,000	Owned	Manufacturing
Black River Falls, WI	1	103,000	Owned	Manufacturing
All Other	66	1,182,604	(1)	(1)

Our Mechanical segment currently includes 11 manufacturing, service and distribution facilities, of which six are principal manufacturing facilities. The Mechanical segment’s present operating facilities contain a total of approximately 0.8 million square feet of space of which approximately 5% are leased. Our Mechanical segment facilities include the following:

Location	Facilities	Total Sq Footage	Status	Use
Liberty, SC	1	173,516	Owned	Manufacturing
Aberdeen, SD	1	164,960	Owned	Manufacturing
Shopiere, WI	1	132,000	Owned	Manufacturing
Union Grove, WI	1	122,000	Owned	Manufacturing
All Other	7	255,180	(2)	(2)

(1)

Less significant manufacturing, service and distribution and engineering facilities located in North America, Europe, Asia, Australia, South America, and Africa. Total Electrical segment leased square footage is 4.8 million.

(2)	Mechanical leased square footage 45,680.

ITEM 3 — LEGAL PROCEEDINGS

One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we do not believe these claims, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition. However, we cannot predict with certainty the outcome of these claims, the nature or extent of remedial actions, if any, we may need to undertake with respect to motors that remain in the field, or the costs we may incur, some of which could be significant.

We are, from time to time, party to other litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. We accrue for exposures in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit will have a material effect on our results of operations or financial position.

ITEM 4 —	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 —	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from January 3, 2010 through December 31, 2011.

	2011			2010
	Price Range			Price Range
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$75.18	$65.79	$0.17	$60.78	$47.40	$0.16
2nd Quarter	76.04	63.57	0.18	65.63	55.48	0.17
3rd Quarter	69.88	45.38	0.18	65.07	55.09	0.17
4th Quarter	56.42	42.97	0.18	69.54	55.27	0.17

We have paid 206 consecutive quarterly dividends through January 2012. The number of registered holders of common stock as of February 22, 2012 was 518.

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2011.

2011 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2 to November 5		$—	—	2,115,900
November 6 to December 3		—	—	2,115,900
December 4 to December 31	45,526	51.46	—	2,115,900

Total	45,526		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to a) have us withhold shares of common stock otherwise issuable under the award, b) tender back shares received in connection with such award, or c) deliver previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. The shares listed under “Total Number of Shares Purchased” relate to our repurchases under these equity incentive plans.

Our Board of Directors has approved repurchase programs of up to 3,000,000 shares of common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority.

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

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor’s Mid Cap 400 Index, and (3) the Standard & Poor’s 400 Electrical Components and Equipment Index, for the period December 30, 2006 through December 31, 2011. In each case, the graph assumes the investment of $100.00 on December 30, 2006.

	2007	2008	2009	2010	2011
Regal Beloit Corporation	86.70	66.57	103.38	134.37	103.87
S&P MidCap 400 Index	107.98	65.86	94.59	119.79	117.72
S&P 400 Electrical Components & Equipment	125.52	76.55	105.40	152.43	152.23

ITEM 6 —	SELECTED FINANCIAL DATA

The selected statements of income data for fiscal 2011, 2010 and 2009, and the selected balance sheet data at December 31, 2011 and January 1, 2011 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2008 and 2007 and the selected balance sheet data at January 2, 2010, December 27, 2008, and December 29, 2007 are derived from audited financial statements not included herein.

	(In Thousands, Except Per Share Data)
	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Net Sales	$2,808,332	$2,237,978	$1,826,277	$2,246,249	$1,802,497
Income from Operations	255,713	237,735	159,520	230,431	206,060
Net Income Attributable to Regal Beloit	152,290	149,379	95,048	125,525	115,499
Total Assets	3,266,515	2,449,136	2,112,237	2,023,496	1,862,247
Long-Term Debt	909,159	428,256	468,065	560,127	552,917
Regal Beloit Shareholders’ Equity	1,535,931	1,361,960	1,167,824	825,987	861,750
Per Share Data:
Earnings — Basic	3.84	3.91	2.76	4.00	3.70
Earnings — Assuming Dilution	3.79	3.84	2.63	3.78	3.40
Cash Dividends Declared	0.71	0.67	0.64	0.63	0.59
Shareholders’ Equity	38.70	35.62	33.85	26.35	27.57
Weighted Average Shares Outstanding (in 000’s):
Basic	39,688	38,236	34,499	31,343	31,252
Assuming Dilution	40,144	38,922	36,132	33,251	33,921

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions included EPC (August 2011) and Fasco (August 2007) with annual revenues at the time of acquisition of $706 million and $299 million, respectively. See Note 4 of Notes to the

Consolidated Financial Statements.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 31, 2011 as “fiscal 2011,” the fiscal year ended January 1, 2011 as “fiscal 2010,” the fiscal year ended January 2, 2010 as “fiscal 2009.” Fiscal 2011 had 52 weeks, fiscal 2010 had 52 weeks and fiscal 2009 had 53 weeks.

Overview

We are a global manufacturer of electric motors and controls, electric generators and controls, and mechanical motion control products.

We have two reporting segments: Electrical and Mechanical. Our electrical products primarily include motors used in commercial and residential HVAC applications, a full line of AC and DC commercial and industrial electric motors, electric generators and controls, high-performance drives and controls, and capacitors. Our mechanical products primarily include gears and gearboxes, marine transmissions, manual valve actuators, and electrical connectivity devices.

Over the past several years, as part of our strategic growth plans, we have typically acquired multiple businesses in any given fiscal year. When we refer to the financial impact of the “recently acquired businesses,” we are referring to the results of operations of acquired businesses prior to the first anniversary of their acquisition.

On an ongoing basis, we focus on a variety of key indicators to monitor business performance. These indicators include organic and total sales growth (including volume and price components), gross profit margin, operating profit, net income and earnings per share, and measures to optimize the management of working capital, capital expenditures, cash flow and Return On Invested Capital (“ROIC”). We monitor these indicators, as well as our corporate governance practices (including our Code of Business Conduct and Ethics), to ensure that we maintain business health and strong internal controls.

To achieve our financial objectives, we are focused on initiatives to drive and fund growth. We seek to capture significant opportunities for growth by identifying and meeting customer product needs within our core product categories, developing new products, and identifying category expansion opportunities. We meet these customer product needs through focused product research and development efforts as well as through a disciplined acquisition strategy. Our acquisition strategy emphasizes acquiring companies that offer market growth potential as a result of geographic base, technology or synergy opportunities. The cash flow needed to fund our growth is developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization.

We also prioritize investments that generate higher return on capital businesses. Our management team is compensated based on a modified Economic Value Added® (“EVA”) program which reinforces capital allocation disciplines that drive increases in shareholder value. The key metrics in our program include total sales growth, organic sales growth, operating margin percent, operating cash flow as a percent of net income and ROIC.

Given the global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Specifically, we are experiencing continued volatility in the costs for commodity inputs, including copper, steel and aluminum, which are the primary materials used in manufacturing our products. We are unable to predict the future costs of these commodities and continued increases in these costs may adversely affect our operating margins if we are unable to offset cost increases through price, productivity or other means.

Results of Operations

Net Sales

	(In millions)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net Sales	$2,808.3	$2,238.0	$1,826.3
Sales growth rate	25.5%	22.5%	(18.7%)
Net Sales by Segment:
Electrical segment	$2,533.3	$2,002.0	$1,637.7
Sales growth rate	26.5%	22.3%	(18.1%)
Mechanical segment	$275.0	$236.0	$188.6
Sales growth rate	16.5%	25.1%	(23.8%)

Fiscal 2011 Compared to Fiscal 2010

Net sales for fiscal 2011 were $2.8 billion, a 25.5% increase over fiscal 2010 net sales of $2.2 billion. Net sales for fiscal 2011 included $494.3 million of incremental net sales related to the recently acquired businesses. See Note 4 of Notes to the Consolidated Financial Statements. Net sales for fiscal 2011 reflected (i) price increases of approximately 6% to offset increased material costs, (ii) an approximately 4% decrease related to volume and mix changes, and (iii) a favorable impact of foreign currency translation of approximately 1%.

In the Electrical segment, net sales for fiscal 2011 were $2.5 billion, a 26.5% increase over fiscal 2010 net sales of $2.0 billion. Fiscal 2011 net sales for the Electrical segment included $484.3 million of incremental net sales related to the recently acquired businesses. Net sales in the Electrical segment were negatively impacted by weak housing markets, the effects of reduced federal tax incentives for high energy efficiency products and increased industry sales of R22 systems, resulting in a 7.1% decrease in net sales of our U.S. residential HVAC motor business during fiscal 2011.

Fiscal 2011 commercial and industrial motor net sales in North America increased 12.1% over sales for fiscal 2010. Global generator sales increased 25.6% for fiscal 2011 compared to fiscal 2010, primarily resulting from increased demand for back-up and primary power following several global natural disasters experienced in 2011.

In the Mechanical segment, net sales for fiscal 2011 were $275.0 million, a 16.5% increase over fiscal 2010 net sales of $236.0 million. Fiscal 2011 net sales for the Mechanical segment included $9.9 million of incremental net sales related to the recently acquired businesses. Strengthening end market demand for most Mechanical segment businesses was experienced in fiscal 2011.

Sales of high energy efficient products increased 13.0% in fiscal 2011 compared to fiscal 2010. High energy efficiency product sales represented 16.1% of net sales for fiscal 2011 compared to 17.9% for fiscal 2010.

In fiscal 2011, sales outside of the United States exceeded $1 billion and represented 36.0% of total net sales for fiscal 2011 compared to 31.6% of total net sales for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net sales for fiscal 2010 were $2.2 billion, a 22.5% increase over fiscal 2009 net sales of $1.8 billion. Net sales for fiscal 2010 included $119.5 million of incremental net sales related to the acquisitions of CMG Engineering Group Pty, Ltd., Air-Con Technology, Rotor B.V., Elco Group B.V., South Pacific Rewinders, and Unico, Inc. that occurred in fiscal 2010 (we refer to these businesses as the “2010 acquired businesses;” see Note 4 of Notes to the Consolidated Financial Statements).In addition to incremental net sales from acquisitions, net sales for fiscal 2010 reflected (i) price increases of approximately 2% to offset increased material costs, (ii) an increase of approximately 14% related to volume and mix improvements and (iii) a favorable impact of foreign currency translation of 0.4%.

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

High energy efficient product sales across our businesses increased 22.5% for fiscal 2010 compared to fiscal 2009 and represented 17.9% of net sales for fiscal 2010. High efficiency product sales also represented 17.9% of net sales for fiscal 2009.

Net sales to regions outside of the United States were 31.6% of total net sales for fiscal 2010 compared to 26.9% of total net sales for fiscal 2009. The positive impact of foreign currency exchange rates increased total net sales by 0.4% for fiscal 2010 compared to fiscal 2009.

Gross Profit

	(In thousands)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Gross Profit	$665,989	$549,350	$424,224
Gross profit percentage	23.7%	24.5%	23.2%
Gross Profit by Segment:
Electrical segment	$590,933	$486,117	$379,017
Gross profit percentage	23.3%	24.3%	23.1%
Mechanical segment	$75,056	$63,233	$45,207
Gross profit percentage	27.3%	26.8%	24.0%

Fiscal 2011 Compared to Fiscal 2010

The gross profit margin for fiscal 2011 was 23.7% compared to 24.5% for fiscal 2010.

The gross profit margin for the Electrical segment was 23.3% for fiscal 2011 compared to 24.3% for fiscal 2010. The decrease in Electrical segment gross margins was primarily due to (i) $25.8 million of inventory purchase accounting adjustment expenses from the EPC acquisition, (ii) $12.6 million incremental warranty expense resulting from a production flaw, and (iii) mix change toward lower efficiency HVAC motor products.

The gross profit margin for the Mechanical segment was 27.3% for fiscal 2011 compared to 26.8% for fiscal 2010. The increase in Mechanical segment gross margins was primarily due to positive fixed cost absorption impacts of higher production volumes.

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

Operating Expenses

	(In thousands)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating Expenses	$410,276	$311,615	$264,704
As a percentage of net sales	14.6%	13.9%	14.5%
Operating Expenses by Segment:
Electrical segment	$368,359	$275,886	$234,117
As a percentage of Electrical segment net sales	14.5%	13.8%	14.3%
Mechanical segment	$41,917	$35,729	$30,587
As a percentage of Mechanical segment net sales	15.2%	15.1%	16.2%

Fiscal 2011 Compared to Fiscal 2010

Operating expenses were $410.3 million, or 14.6% of net sales, for fiscal 2011 compared to $311.6 million, or 13.9% of net sales, for fiscal 2010. Operating expenses for the Electrical segment were $368.4 million, or 14.5% of Electrical segment net sales, for fiscal 2011 compared to $275.9 million, or 13.8% of Electrical segment net sales, for fiscal 2010. Operating expenses for the Mechanical segment were $41.9 million, or 15.2% of Mechanical segment net sales, for fiscal 2011 compared to $35.7 million, or 15.1% of Mechanical segment net sales, for fiscal 2010.

The increase in operating expenses for fiscal 2011 in the Electrical segment was primarily due to (i) an incremental $73.5 million expense related to the recently acquired businesses, (ii) $15.5 million of acquisition and diligence related expenses compared to $6.6 million for fiscal 2010, and (iii) $3.6 million of restructuring costs incurred primarily in Europe and Australia, partially offset by a $6.5 million gain from our divested pool and spa business.

Mechanical segment operating expenses for fiscal 2011 increased by $6.2 million, primarily due to (i) an incremental $1.7 million related to the recently acquired businesses, and (ii) $2.2 million of restructuring costs incurred primarily in Europe and Australia.

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

Income from Operations

	(In thousands)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Income from Operations	$255,713	$237,735	$159,520
As a percentage of net sales	9.1%	10.6%	8.7%
Income from Operations by Segment:
Electrical segment	$222,574	$210,231	$144,901
As a percentage of net sales	8.8%	10.5%	8.8%
Mechanical segment	$33,139	$27,504	$14,619
As a percentage of net sales	12.1%	11.7%	7.8%

Fiscal 2011 Compared to Fiscal 2010

Income from operations was $255.7 million, or 9.1% of net sales, for fiscal 2011 compared to $237.7 million, or 10.6% of net sales, for fiscal 2010. Income from operations for the Electrical segment was $222.6 million, or 8.8% of Electrical segment net sales, for fiscal 2011 compared to $210.2 million, or 10.5% of Electrical segment net sales, for fiscal 2010. Income from operations for the Mechanical segment was $33.1 million, or 12.1% of Mechanical segment net sales, for fiscal 2011 compared to $27.5 million, or 11.7% of Mechanical segment net sales, for fiscal 2010.

The decrease in income from operations as a percentage of net sales for fiscal 2011 in the Electrical segment was primarily due to the items discussed above under “Gross Profit” and “Operating Expenses.”

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

Interest Expense, Net

	(In thousands)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest Expense, Net	$29,376	$17,006	$21,565
Year End Weighted Average Interest Rate	4.5%	4.1%	3.6%

Fiscal 2011 Compared to Fiscal 2010

Net interest expense for fiscal 2011 was $29.4 million compared to $17.0 million for fiscal 2010. During fiscal 2011, interest expense increased due to borrowings incurred to fund the EPC acquisition (see Note 4 of Notes to the Consolidated Financial Statements).

Fiscal 2010 Compared to Fiscal 2009

Net interest expense for fiscal 2010 was $17.0 million compared to $21.6 million for fiscal 2009 due to lower debt levels in fiscal 2010. Interest income increased for fiscal 2010 due to higher cash balances as a result of our operating cash flow (see “Liquidity and Capital Resources”).

Effective Tax Rate

	(In thousands)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Income Taxes	$68,317	$66,045	$39,276
Effective Tax Rate	30.2%	29.9%	28.5%

Fiscal 2011 Compared to Fiscal 2010

The effective tax rate for fiscal 2011 was 30.2%. The lower effective tax rate, as compared to the 35.0% statutory Federal income tax rate, primarily resulted from lower foreign tax rates (see Note 10 of Notes to the Consolidated Financial Statements).

Fiscal 2010 Compared to Fiscal 2009

The effective tax rate for fiscal 2010 was 29.9%. The increase in the effective tax rate was primarily due to changes in the global distribution of income (see Note 10 of Notes to the Consolidated Financial Statements).

Net Income Attributable to Regal Beloit Corporation

	(In millions, except per share data)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net Income Attributable to Regal Beloit Corporation	$152.3	$149.4	$95.0
Fully Diluted Earnings per Share	$3.79	$3.84	$2.63
Average Number of Diluted Shares	40.1	38.9	36.1

Fiscal 2011 Compared to Fiscal 2010

Net Income Attributable to Regal Beloit Corporation for fiscal 2011 was $152.3 million, an increase of 1.9% compared to $149.4 million for fiscal 2010. Fully diluted earnings per share were $3.79 for fiscal 2011 compared to $3.84 for fiscal 2010. The average number of diluted shares was 40,144,481 during fiscal 2011 compared to 38,921,699 during fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net Income Attributable to Regal Beloit Corporation for fiscal 2010 was $149.4 million, an increase of 57.2% compared to $95.0 million for fiscal 2009. Fully diluted earnings per share were $3.84 for fiscal 2010 compared to $2.63 for fiscal 2009. The average number of diluted shares was 38,921,699 during fiscal 2010 compared to 36,131,607 during fiscal 2009.

Liquidity and Capital Resources

General

Our principal source of liquidity is operating cash flow. In addition to operating income, other significant factors affecting our operating cash flow include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long-term capital at acceptable terms.

Cash flow provided by operating activities (“operating cash flow”) was $265.3 million for fiscal 2011 an $89.9 million increase from fiscal 2010. The increase was driven by ,a decrease in the level of trade receivables, inventories and accounts payable net of acquired working capital. These working capital components provided $31.9 million of operating cash in fiscal 2011 compared to using $62.3 million in fiscal 2010.

Cash flow used in investing activities was $752.1 million for fiscal 2011, $557.4 million more than in fiscal 2010, driven by $554.0 million of incremental acquisition costs. In addition, capital spending increased to $57.6 million for fiscal 2011 from $45.0 million for fiscal 2010. Our commitments for property, plant and equipment as of December 31, 2011 were approximately $13.3 million. In fiscal 2012, we anticipate capital spending will increase to approximately $120.0 million as we fund the construction and relocation of two of our factories in China as required by the Chinese government, in addition to our normal capital spending. We believe that our present manufacturing facilities, augmented by these planned capital expenditures in fiscal 2012, will be sufficient to provide adequate capacity for our operations in 2012. We anticipate funding 2012 capital spending with a combination of operating cash and borrowings under our revolving credit facility.

Cash flow provided from financing activities was $455.8 million for fiscal 2011, compared to cash flow used of $70.3 million for fiscal 2010. The increase is driven by $500.0 million in long-term borrowings used to finance a portion of the 2011 EPC acquisition. We paid $27.6 million in dividends to shareholders in fiscal 2011. Subsequent to year-end, we acquired Milwaukee Gear Company for cash consideration of $83.8 million, funded with borrowings under our revolving credit facility (see Note 17 of Notes to the Consolidated Financial Statements). Due to the date of the acquisition, the initial accounting is not yet complete.

Our working capital was $766.6 million at December 31, 2011, an increase of 11.3% from $688.7 million at year-end 2010. At December 31, 2011, our current ratio (which is the ratio of our current assets to current liabilities) was 2.5:1 compared to 2.7:1 at January 1, 2011.

The following table presents selected financial information and statistics as of December 31, 2011 and January 1, 2011 (in millions):

	December 31, 2011	January 1, 2011
Cash and Cash Equivalents	$142.6	$174.5
Investments — Trading Securities	—	56.3
Trade Receivables, Net	424.2	331.0
Inventories, Net	575.8	390.6
Working Capital	766.6	688.7

Our Cash and Cash Equivalents totaled $142.6 million at December 31, 2011. The majority of our cash held by foreign subsidiaries could be used in our domestic operations if necessary, but would be subject to taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.

At December 31, 2011, we had $750.0 million of senior notes (the “Notes”) outstanding. During 2011, we issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. We also have $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). Details on the senior notes at December 31, 2011 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating(1)	August 23, 2014
Floating Rate Series 2007A	$100.0	Floating(1)	August 23, 2017
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	$170.0	4.9 to 5.1%	July 14, 2023

(1)	Interest rates vary as LIBOR varies. At December 31, 2011, the interest rate was between 1.1 and 1.2%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 to the Notes to the Consolidated Financial Statements).

On June 16, 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. During 2011 we repaid $20.0 million of the outstanding Term Loan. The Term Loan matures in June 2013 and borrowings generally bear funded interest at a variable rate equal to a margin over LIBOR. This margin varies with the ratio of our consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. At December 31, 2011, the interest rate of 1.3% was based on a margin over LIBOR.

On June 30, 2011, we replaced an existing $500.0 million revolving credit facility with a maturity of April 2012 with a new $500.0 million revolving credit facility (the “Facility”). At December 31, 2011 we had $9.0 million outstanding on the Facility. The Facility permits us to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt, net of specified cash, to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At December 31, 2011 the interest rate of 1.6% was based on a margin over LIBOR. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total funded debt to our EBITDA, net of specified cash. As of December 31, 2011, we had approximately $49.5 million in standby letters of credit issued under the Facility and $441.5 million in available borrowings under the Facility. The average balance outstanding in direct borrowings under the Facility in fiscal

2011 was $10.7 million. The Facility matures in June 2016.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of December 31, 2011. We believe that we will continue to be in compliance with these covenants for the foreseeable future.

As of January 1, 2011, we had no convertible notes outstanding. During fiscal 2010, the final $39.2 million face value bonds were converted. We paid the par value in cash and issued approximately 0.9 million shares for the conversion premium.

As part of the acquisitions made during fiscal 2010 (see Note 4 of Notes to the Consolidated Financial Statements), we assumed $11.1 million of short-term and long-term debt. At December 31, 2011, $0.6 million of the short-term acquired debt remains outstanding and $2.3 million of the long-term acquired debt remains outstanding.

At January 1, one of our foreign subsidiaries had outstanding short-term borrowings of $7.0 million denominated in local currency with a fixed interest rate of 5.6%.

At December 31, 2011, additional notes payable of approximately $15.2 million were outstanding with a weighted average interest rate of 2.2%. At January 1, 2011, additional notes payable of approximately $14.9 million were outstanding with a weighted average interest rate of 4.7%.

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At December 31, 2011, excluding the related interest rate swaps, we had $503.7 million of fixed rate debt and $415.5 million of variable rate debt. The variable rate debt is primarily under our 2007 Notes and Term Loan with interests rate based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 31, 2011 would result in a change in net income of approximately $0.1 million.

Predominately all of our expenses are paid in cash, often with payment term provisions that include early payment discounts and time elements. We believe that our ability to generate positive cash flow, coupled with our available revolving credit balance will be sufficient to fund our operations for the foreseeable future. We focus on optimizing our investment in working capital through improved and enforced payment terms and operational efficiencies. Additionally, we believe that our capital expenditures for maintenance of equipment and facilities will be consistent with prior levels and not present a funding challenge.

The primary financial covenants on our Notes, Term Loan, and the Facility include ratios of debt to EBITDA (as defined in each agreement) and minimum interest coverage ratios of EBITDA to interest expense. The debt to EBITDA covenant ratio requires us to be less than 3.75:1, and our ratio at December 31, 2011 was approximately 1.8:1. The minimum interest coverage ratio requires us to be greater than 3.0:1, and our ratio at December 31, 2011 was approximately 16.3:1.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) acquire additional businesses or product lines, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Our projections are based on all information known to us, which may change based on global economic events, our financial performance, actions by our customers and competitors and other factors discussed in “Risk Factors.”

Litigation

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and payments due by period as of December 31, 2011 (in millions):

Payments due by Period(1)	Debt Including Estimated Interest Payments(2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than 1 Year	$39.0	$36.6	$7.7	$178.8	$262.1
1 — 3 Years	349.7	37.2	—	5.7	392.6
3 — 5 Years	62.7	20.6	—	6.9	90.2
More than 5 Years	714.0	5.9	—	—	719.9

Total	$1,165.4	$100.3	$7.7	$191.4	$1,464.8

(1)

The timing and future spot prices affect the settlement values of our hedge obligations related to commodities, currency and interest rate swap agreements. Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after 2011 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 31, 2011.

(2)	Variable rate debt based on December 31, 2011 rates.

We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”

At December 31, 2011, we had outstanding standby letters of credit totaling approximately $49.5 million. We had no other material commercial commitments.

We did not have any material variable interest entities as of December 31, 2011 and January 1, 2011. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.

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

We use a weighting of the market approach guideline public company method, and the income approach discounted cash flow method in testing goodwill for impairment. In the market approach, we apply performance multiples from comparable guideline public companies, adjusted for relative risk, profitability, and growth considerations, to our reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

Goodwill related to our 2011 acquisitions is supported by valuations performed as of the dates of the acquisition. The calculated fair values for our 2011 impairment testing exceed the carrying values of the reporting units. The two reporting units that comprise approximately 83% of total consolidated goodwill of reporting units acquired prior to fiscal 2011, had a combined excess of approximately 104% estimated fair value over carrying value at December 31, 2011. We had two reporting units with a total of $24.8 million of goodwill at December 31, 2011 that had an estimated fair value that was less than 10% over carrying value.

Intangible Assets

We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. When applying the accounting guidance we use estimates to determine when an impairment is necessary. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends (see also Note 6 of Notes to the Consolidated Financial Statements).

Derivatives

We periodically enter into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities. We also use a cash flow hedging strategy to protect against an increase in the cost of forecasted foreign currency denominated transactions. Finally, we also have certain LIBOR-based floating rate borrowings that expose us to variability in interest rates that have been hedged by entering into a pay fixed/receive LIBOR-based interest rate swap agreement.

The fair value of derivatives is recorded on the consolidated balance sheet and the value is determined based on level 2 inputs (see Note 14 of Notes to the Consolidated Financial Statements).

Retirement Plans

Most of our domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The defined benefit pension plans were closed to new employees as of January 1, 2006, and benefits under those plans were frozen for existing employees as of December 31, 2008. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year. Based on the annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, we set the long-term rate of return on plan assets at 8.25% and used a discount rate ranging from 4.4% to 5.3% for our defined benefit pension plans as of December 31, 2011 (see also Note 8 of Notes to the Consolidated Financial Statements).

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

Additional information regarding income taxes is contained in Note 10 of Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At December 31, 2011, excluding the impact of interest rate swaps, we had $503.7 million of fixed rate debt and $415.5 million of variable rate debt. At January 1, 2011, excluding the impact of interest rate swaps, we had $266.4 million of fixed rate debt and $170.5 million of variable rate debt. Increased borrowings in 2011 were largely used to finance a portion of the EPC acquisition. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 31, 2011, would result in a change in after-tax annualized earnings of approximately $0.1 million. We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding the instruments, as of December 31, 2011, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0 million	August 23, 2014	5.3%	LIBOR (3 month)	$(18.8) million
Swap	$100.0 million	August 23, 2017	5.4%	LIBOR (3 month)	$(23.2) million

As of December 31, 2011 and January 1, 2011, the interest rate swap liability of $(42.0) million and $(39.1) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts of $(26.0) million and $(24.2) million, net of tax as of December 31, 2011 and January 1, 2011, respectively, was recorded in AOCI.

Foreign Currency Risk

We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency exchange contracts to manage our exposure on the forecasted transactions denominated in currencies other than the applicable functional currency. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.

As of December 31, 2011, derivative currency assets (liabilities) of $0.5 million, $0.1 million, $(13.6) million, and $(11.7) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations, respectively. As of January 1, 2011, derivative currency assets (liabilities) of $7.3 million, $1.4 million, $(0.2) million and $(0.1) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations, respectively. The unrealized gain (loss) on the effective portion of the contracts of $(15.4) million net of tax, and $5.1 million net of tax, as of December 31, 2011 and January 1, 2011, respectively, was recorded in AOCI. At December 31, 2011, we had an additional amount of $0.3 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding currency forward and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 31, 2011 (dollars in millions):

			Foreign Exchange Gain/(Loss) From:
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	237.5	$(17.7)	$1.8	$(1.8)
Indian Rupee	37.0	(7.2)	0.7	(0.7)
Chinese Renminbi	34.3	—	—	—
Thai Baht	6.3	—	—	—

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

Derivative commodity assets (liabilities) of $2.6 million, $1.0 million, $(12.5) million and $(1.4) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations, respectively, at December 31, 2011. Derivative commodity assets (liabilities) of $24.9 million, $4.2 million, and $(0.1) are recorded in Prepaid Expenses, Other Noncurrent Assets and Hedging Obligations (current), respectively, at January 1, 2011. The unrealized (loss) gain on the effective portion of the contracts of $(6.4) million net of tax and $17.8 million net of tax, as of December 31, 2011 and January 1, 2011, respectively, was recorded in AOCI. At December 31, 2011, we had an additional $(3.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 31, 2011 (dollars in millions):

			Commodity Purchase Price Gain/(Loss) From:
Commodity	Notional Amount	Fair Value	10% Increase of Commodity Prices	10% Decrease of Commodity Prices
Copper	221.7	$(9.8)	$22.2	$(22.2)
Aluminum	13.2	(0.7)	1.3	(1.3)
Natural Gas	0.2	(0.1)	—	—

It is important to note that gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of $(50.8) million loss at December 31, 2011 includes $(21.5) million of net current deferred losses expected to be realized in the next twelve months.

Counterparty Risk

We are exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including our interest rate swap agreements, foreign currency exchange contracts and commodity hedging transactions. We manage exposure to counterparty credit risk by limiting our counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. We do not obtain collateral or other security to support financial instruments subject to credit risk. We do not anticipate non-performance by our counterparties, but cannot provide assurances.

ITEM 8  — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net Sales	$662,655	$507,318	$681,785	$584,181	$736,885	$590,801	$727,007	$555,678
Gross Profit	164,811	130,915	150,669	143,504	179,626	144,664	170,883	130,267
Income from Operations	64,120	62,765	54,809	66,799	78,144	69,883	58,640	38,288
Net Income Attributable to Regal Beloit Corporation	38,837	37,762	34,330	41,720	45,671	44,654	33,452	25,243
Earnings Per Share(1) :
Basic	1.01	1.01	0.89	1.09	1.14	1.16	0.81	0.65
Assuming Dilution	0.99	0.98	0.88	1.07	1.13	1.14	0.80	0.65
Weighted Average Number of Shares Oustanding
Basic	38,627	37,446	38,667	38,310	39,932	38,581	41,525	38,607
Assuming Dilution	39,132	38,622	39,213	38,954	40,422	39,023	41,948	39,052
Net Sales
Electrical	$594,290	$457,245	$611,314	$522,790	$667,450	$527,789	$660,309	$494,165
Mechanical	68,365	50,073	70,471	61,391	69,435	63,012	66,698	61,513
Income from Operations
Electrical	55,513	56,340	44,924	58,835	69,375	62,038	52,780	33,016
Mechanical	8,607	6,425	9,885	7,964	8,769	7,845	5,860	5,272

(1)	Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Regal Beloit Corporation

Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, equity, comprehensive income, and cash flows for the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index as Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits of the internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal controls over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 29, 2012

REGAL BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	For the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net Sales	$2,808,332	$2,237,978	$1,826,277
Cost of Sales	2,142,343	1,688,628	1,402,053

Gross Profit	665,989	549,350	424,224
Operating Expenses	410,276	311,615	264,704

Income From Operations	255,713	237,735	159,520
Interest Expense	31,116	19,576	23,284
Interest Income	1,740	2,570	1,719

Income Before Taxes	226,337	220,729	137,955
Provision For Income Taxes	68,317	66,045	39,276

Net Income	158,020	154,684	98,679
Less: Net Income Attributable to Noncontrolling Interests, net of tax	5,730	5,305	3,631

Net Income Attributable to Regal Beloit Corporation	$152,290	$149,379	$95,048

Earning Per Share Attributable to Regal Beloit Corporation:
Basic	$3.84	$3.91	$2.76
Assuming Dilution	$3.79	$3.84	$2.63
Weighted Average Number of Shares Outstanding:
Basic	39,687,559	38,236,168	34,498,674
Assuming Dilution	40,144,481	38,921,699	36,131,607

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)

	December 31, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$142,627	$174,531
Investments — Trading Securities	—	56,327
Trade Receivables, less Allowances of $13,631 in 2011 and of $10,637 in 2010	424,185	331,017
Inventories	575,785	390,587
Prepaid Expenses and Other Current Assets	99,934	110,665
Deferred Income Tax Benefits	48,590	24,924

Total Current Assets	1,291,121	1,088,051
Net Property, Plant and Equipment	533,981	396,376
Goodwill	1,117,549	775,371
Intangible Assets, Net of Amortization	316,333	175,490
Other Noncurrent Assets	7,531	13,848

Total Assets	$3,266,515	$2,449,136

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$249,400	$231,705
Dividends Payable	7,484	6,562
Accrued Compensation and Employee Benefits	81,656	63,842
Other Accrued Expenses	149,853	88,297
Hedging Obligations	26,073	299
Current Maturities of Debt	10,030	8,637

Total Current Liabilities	524,496	399,342
Long-Term Debt	909,159	428,256
Deferred Income Taxes	100,160	92,858
Hedging Obligations	55,064	39,174
Pension and Other Post Retirement Benefits	60,592	51,127
Other Noncurrent Liabilities	40,645	41,217

Contingencies and Commitments (see Note 11)

Equity:
Regal Beloit Corporation Shareholders’ Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 41,579,895 issued in 2011, and 38,615,547 shares issued in 2010	416	386
Additional Paid-In Capital	689,456	535,807
Retained Earnings	951,280	827,467
Accumulated Other Comprehensive Loss	(105,221)	(1,700)

Total Regal Beloit Corporation Shareholders’ Equity	1,535,931	1,361,960

Noncontrolling Interests	40,468	35,202

Total Equity	1,576,399	1,397,162

Total Liabilities and Equity	$3,266,515	$2,449,136

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Thousands, Except Per Share Data)

	Regal Beloit Corporation Shareholders’ Equity
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 27, 2008	$323	$356,231	$(19,419)	$631,281	$(142,429)	$11,654	$837,641

Net Income	$—	$—	$—	$95,048	$—	$3,631	$98,679
Dividends Declared ($.64 per share)	—	—	—	(22,564)	—	—	$(22,564)
Issuance of 4,312,500 shares of Common Stock	43	150,327	—	—	—	—	$150,370
Stock Options Exercised including income tax benefit and share cancellations	3	5,817	—	—	—	—	$5,820
Share-based Compensation	—	4,752	—	—	—	—	$4,752
Issuance of Treasury and Common Stock for conversion premiumon Convertible Debt redemption	5	(19,424)	19,419	—	—	—	$—
Reversal of unrecognized tax benefits	—	3,600	—	—	—	—	$3,600
Reversal of tax benefits related to Convertible Debt	—	10,979	—	—	—	—	$10,979
Distribution to Noncontrolling Interests	—	—	—	—	—	(4,468)	$(4,468)
Other Comprehensive Income (see detail Comprehensive Income Statement)	—	—	—	—	93,832	1,427	$95,259

Balance as of January 2, 2010	$374	$512,282	$—	$703,765	$(48,597)	$12,244	$1,180,068

Net Income	$—	$—	$—	$149,379	$—	$5,305	$154,684
Dividends Declared ($.67 per share)	—	—	—	(25,677)	—	—	$(25,677)
Issuance of 100,000 shares of Common Stock for acquisition	1	6,106	—	—	—	—	$6,107
Stock Options Exercised including income tax benefit and share cancellations	2	4,127	—	—	—	—	$4,129
Share-based Compensation	—	6,747	—	—	—	—	$6,747
Issuance of Common Stock for conversion premium on Convertible Debt redemption	9	(9)	—	—	—	—	$—
Reversal of tax benefits related to Convertible Debt	—	6,554	—	—	—	—	$6,554
Additions to Noncontrolling Interests from Acquisitions	—	—	—	—	—	16,560	$16,560
Other Comprehensive Income (see detail Comprehensive Income Statement)	—	—	—	—	46,897	1,093	$47,990

Balance as of January 1, 2011	$386	$535,807	$—	$827,467	$(1,700)	$35,202	$1,397,162

Net Income	$—	$—	—	$152,290	—	$5,730	$158,020
Dividends Declared ($.71 per share)	—	—	—	(28,477)	—	—	$(28,477)
Issuance of 2,834,026 shares of Common Stock for acquisition	28	140,851	—	—	—	—	$140,879
Stock Options Exercised including income tax benefit and share cancellations	2	(1,486)	—	—	—	—	$(1,484)
Share-based Compensation	—	14,284	—	—	—	—	$14,284
Other Comprehensive Loss (see detail Comprehensive Income Statement)	—	—	—	—	(103,521)	(464)	$(103,985)

Balance as of December 31, 2011	$416	$689,456	$—	$951,280	$(105,221)	$40,468	$1,576,399

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net Income	$158,020	$154,684	$98,679
Other Comprehensive Income (Loss) net of tax:
Pension and Post Retirement benefits, net of tax effects of $4,131 in 2011, $1,616 in 2010 and $1,717 in 2009	(6,740)	(2,637)	(2,802)
Currency translation adjustments	(43,674)	29,383	17,531
Change in fair value of hedging activities, net of tax effects of $(27,405) in 2011, $11,045 in 2010 and $18,844 in 2009	(44,666)	18,022	30,738
Hedging Activities Reclassified into Earnings from Other Comprehensive Income, net of tax effects of $(5,458) in 2011, $1,976 in 2010 and $30,455 in 2009	(8,905)	3,222	49,792

Total Other Comprehensive Income (Loss)	(103,985)	47,990	95,259

Comprehensive Income	54,035	202,674	193,938

Less: Comprehensive Income Attributable to
Noncontrolling Interests	5,266	6,398	5,058

Comprehensive Income Attributable to
Regal Beloit Corporation	$48,769	$196,276	$188,880

See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$158,020	$154,684	$98,679
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities:
Depreciation	65,027	52,918	49,730
Amortization	33,211	19,951	19,414
Share-based Compensation	14,284	6,747	4,752
Provision for Deferred Income Taxes	2,265	690	7,718
Excess Tax Benefits from Share-based Compensation	(1,409)	(1,735)	(2,808)
(Gains) Losses on Disposition of Assets	(5,863)	4,659	5,172
Non-Cash Convertible Debt Deferred Financing Costs	—	—	1,063
Changes in Assets and Liabilities, Net of Acquisitions:
Receivables	32,556	(30,398)	48,905
Inventories	21,011	(56,369)	86,593
Accounts Payable	(41,285)	24,457	(39,327)
Current Liabilities and Other	(12,520)	(216)	35,028

Net Cash Provided from Operating Activities	265,296	175,388	314,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(57,621)	(44,994)	(33,604)
Purchases of Investment Securities	—	(416,797)	(117,553)
Sales of Investment Securities	55,998	477,514	—
Business Acquisitions, Net of Cash Acquired	(765,882)	(211,916)	(1,500)
Proceeds from Sale of Assets	15,363	1,496	1,033

Net Cash Used in Investing Activities	(752,142)	(194,697)	(151,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-Term Debt Proceeds	500,000	—	—
Net Proceeds from the Sale of Common Stock	—	—	150,370
Proceeds from Short-Term Borrowings	24,062	—	—
Repayments of Short Term Borrowings	(22,084)	—	—
Net Repayments of Short-Term Borrowings	—	(8,448)	(6,866)
Payments of Long-Term Debt	(28,138)	(184)	(215)
Borrowings Under Revolving Credit Facility	254,000	—	—
Repayments of Revolving Credit Facility	(245,000)	—	—
Net Repayments Under Revolving Credit Facility	—	(2,863)	(17,066)
Proceeds from the Exercise of Stock Options	1,875	3,759	5,767
Repayments of Convertible Debt	—	(39,198)	(75,802)
Excess Tax Benefits from Share-based Compensation	1,409	1,735	2,808
Financing Fees Paid	(2,776)	—	—
Distribution to Noncontrolling Interests	—	—	(4,468)
Dividends Paid to Shareholders	(27,566)	(25,096)	(21,607)

Net Cash Provided from (Used in) Financing Activities	455,782	(70,295)	32,921

EFFECT OF EXCHANGE RATES ON CASH:	(840)	1,713	956
Net (Decrease) Increase in Cash and Cash Equivalents	(31,904)	(87,891)	197,172
Cash and Cash Equivalents at Beginning of Year	174,531	262,422	65,250

Cash and Cash Equivalents at End of Year	$142,627	$174,531	$262,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$19,561	$20,075	$24,105
Income Taxes	61,048	74,533	22,153
Non-Cash Investing: Issuance of Common Stock in Connection With Acquisition	140,879	—	—

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2011

(1)	Nature of Operations

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

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 31, 2011 and January 1, 2011 were 52 weeks, the fiscal year ended January 2, 2010 was 53 weeks.

(3)	Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. In addition, the Company has 50/50 joint ventures that are consolidated. All intercompany accounts and transactions are eliminated.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations, retirement benefits, litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.

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

The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2011, fiscal 2010 or fiscal 2009.

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

Investments

Investments consist of marketable debt and equity securities with original maturities of greater than three months and remaining maturities of less than one year. Investments with maturities greater than one year may be classified as short-term based on their highly liquid nature and their availability to fund future investing activities.

Trade Receivables

Trade receivables are stated at estimated net realizable value. Trade receivables are comprised of balances due from customers, net of estimated allowances. In estimating losses inherent in trade receivables the Company uses historical loss experience and applies them to a related aging analysis. Determination of the proper level of allowances requires management to exercise significant judgment about the timing, frequency and severity of losses. The allowances for doubtful accounts takes into consideration numerous quantitative and qualitative factors, including historical loss experience, collection experience, delinquency trends and economic conditions.

In circumstances where the Company is aware of a specific customer’s inability to meet its obligation, a specific reserve is recorded against amounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for doubtful accounts, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances.

Inventories

The approximate percentage distribution between major classes of inventory at year end is as follows:

	2011	2010
Raw Material and Work in Process	38%	36%
Finished Goods and Purchased Parts	62%	64%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 45% of the Company’s inventory at December 31, 2011 and 46% at January 1, 2011 was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out (FIFO) method, they would have increased by $57.0 million and $58.3 million as of December 31, 2011 and January 1, 2011, respectively. Material, labor and factory overhead costs are included in the inventories.

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

Commitments for property, plant and equipment purchases were $13.3 million at December 31, 2011.

Property, plant and equipment by major classification was as follows (in millions):

	December 31, 2011	January 1, 2011
Land and Improvements	$74.1	$45.9
Buildings and Improvements	189.3	141.2
Machinery and Equipment	667.2	550.8

Property, Plant and Equipment	930.6	737.9
Less: Accumulated Depreciation	(396.6)	(341.5)

Net Property, Plant and Equipment	$534.0	$396.4

Goodwill and Intangible Assets

Goodwill and Intangible Assets result from the acquisition of existing businesses by the Company. Goodwill is not amortized; however; it is tested for impairment annually at the fiscal October month end, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value. Any resulting adjustment is charged to the results of operations. Amortization of Intangible Assets with definite lives is recorded on a straight line basis over the estimated life of the asset.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Property, Plant and Equipment and Intangible Assets, Net of Amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company determines that an asset is impaired, it measures the impairment using the undiscounted expected future cash flows derived from an asset as compared to its carrying value. Such analyses necessarily involve significant estimates.

Earnings per Share (“EPS”)

Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.7 million in 2011, 0.3 million in 2010 and zero in 2009. The following table reconciles the basic and diluted shares used in EPS calculations at year end (in millions):

	2011	2010	2009
Denominator for basic EPS	39.7	38.2	34.5
Effect of dilutive securities	0.4	0.7	1.6

Denominator for diluted EPS	40.1	38.9	36.1

The “Effect of dilutive securities” represents the dilution impact of equity awards and the convertible notes (fully converted in fiscal 2010, see Note 9 to the Consolidated Financial Statements). The dilutive effect of conversion of the Company’s convertible notes into shares of common stock was approximately 0.3 million shares and 1.3 million shares for fiscal years 2010 and 2009, respectively.

Retirement Plans

Approximately half of the Company’s domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. The defined benefit pension plans covering a majority of the Company’s domestic employees have been frozen to new employees. Most of the Company’s foreign employees are covered by government sponsored plans in the countries in which they are employed. The Company’s obligations under its defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries, under management’s direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year. Based on the annual review of actuarial assumptions as well as historical rates of return on plan assets and existing long-term bond rates, the Company set the long-term rate of return on plan assets at 8.25% and used a discount rate ranging from 4.4% to 5.3% for its defined benefit pension plans as of December 31, 2011 (see also Note 8 to the Consolidated Financial Statements).

Derivative Financial Instruments

Derivative instruments are recorded on the consolidated balance sheet at fair value. Any fair value changes are recorded in net earnings or Accumulated Other Comprehensive Income (“AOCI”) as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.

The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. These derivative instruments have been designated as cash flow hedges (see Note 13 to the Consolidated Financial Statements).

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

Accumulated Other Comprehensive Loss

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and pension liability adjustments are included in shareholders’ equity under accumulated other comprehensive loss. The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in millions):

	2011	2010
Translation adjustments	$(20.0)	$23.2
Hedging activities, net of tax	(50.8)	2.8
Pension and post retirement benefits, net of tax	(34.4)	(27.7)

Total	$(105.2)	$(1.7)

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

Fair Values

The fair values of cash equivalents, trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates. The fair value of investments, pension assets, derivative instruments and contingent purchase price obligations is determined based on inputs as defined in Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate material impacts on its consolidated financial statements upon adoption.

In September 2011, the FASB issued guidance to simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will require financial statement presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate material impacts on its consolidated financial statements upon adoption.

(4)	Acquisitions

The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses were $16.1 million during 2011, and $6.6 million during 2010.

EPC Acquisition

On August 22, 2011, the Company completed its acquisition of the Electrical Products Company (“EPC”) of A.O. Smith Corporation (NYSE: AOS). EPC manufactures and sells a full line of motors for hermetic, pump, distribution, heating, ventilation and air conditioning (“HVAC”) and general industrial applications. EPC is based in Tipp City, Ohio and has operations in the United States, Mexico, China and the United Kingdom. The acquisition added technology and global capacity that will bring value to the Company’s customers with energy saving products, broader product offerings and better operating efficiencies. The purchase price included $756.1 million in cash and 2,834,026 shares of Company common stock. EPC is reported as part of the Company’s Electrical segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

As of August 22, 2011 (in millions):
Current assets	$367.8
Property, plant and equipment	145.8
Intangible assets subject to amortization	155.1
Goodwill	338.9
Other assets	0.3

Total assets acquired	1,007.9
Current liabilities assumed	(96.9)
Long-term liabilities assumed	(14.0)

Net assets acquired	$897.0

The acquired intangible assets of $155.1 million are comprised of customer relationships ($87.7 million) and technology ($67.4 million), with useful lives ranging from eight to fifteen years. Goodwill is attributable to an assembled workforce with industry-wide technical expertise and synergies that will bring more value to customers with energy saving products, broader product offerings and better operating efficiencies. Approximately 74% of the goodwill is estimated to be deductible for tax purposes.

EPC had net sales of $246.2 million and income from operations that was insignificant due to the impact of purchase accounting inventory adjustments in the period from August 22, 2011 to December 31, 2011.

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the years ended December 31, 2011, and January 1, 2011, respectively, as though the acquisition of EPC occurred at the beginning of fiscal 2010. The pro forma financial information has been adjusted, where applicable, for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the dates indicated above, or the results that may be obtained in the future, (in millions, except per share amounts):

	Fiscal 2011	Fiscal 2010
Pro forma net sales	$3,342.7	$2,943.8
Pro forma net income	213.0	147.6
Basic earnings per share as reported	$3.84	$3.91
Pro forma basic earnings per share	5.13	3.59
Diluted earnings per share as reported	$3.79	$3.84
Pro forma diluted earnings per share	5.08	3.54

Other 2011 Acquisitions

On June 1, 2011, the Company acquired Australian Fan and Motor Company (“AFMC”) located in Melbourne, Australia. AFMC manufactures and distributes a wide range of direct drive blowers, fan decks, axial fans and sub-fractional motors for sales in Australia and New Zealand. The purchase price of $5.7 million was paid in cash, net of acquired debt and cash. AFMC is reported as part of the Company’s Electrical segment.

On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash, and an additional amount should certain future performance expectations be met. At December 31, 2011, the Company had recorded a liability of $13.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company’s Electrical segment.

On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company’s Mechanical segment.

2010 Acquisitions

On December 23, 2010, the Company acquired Unico, Inc. (“Unico”), located in Franksville, Wisconsin. Unico manufactures a full range of AC and DC drives, motor controllers and other accessories for most commercial and industrial applications. Unico has developed proprietary technology in the fields of oil and gas recovery technology, commercial HVAC technology, test stand automation and other applications. The preliminary purchase price of $105.1 million was paid in cash, net of acquired debt and cash. In addition to the cash paid, the Company agreed to pay an additional amount should certain performance thresholds be met. At December 31, 2011, the Company had recorded a liability of $9.8 million for this consideration. Unico is reported as part of the Company’s Electrical segment.

On December 1, 2010, the Company acquired South Pacific Rewinders (“SPR”), located in Auckland, New Zealand. SPR operates as a motor rewinder and distributor in the Pacific region.

On November 1, 2010, the Company acquired 55% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil. The purchase price was $26.9 million, net of acquired debt and cash. The purchase price includes $4.6 million in cash, net of acquired debt and cash, paid at closing and $22.3 million to be paid in four semi-annual payments. During 2011, two installments totaling $11.1 million were paid. The million remaining balance will be paid in 2012 and is included in Other Accrued Expenses. Elco is reported as part of the Company’s Electrical segment.

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

On May 4, 2010, the Company acquired Air-Con Technology (“Air-Con”), located in Mississauga, Ontario, Canada. Air-Con is a distributor of HVAC electric motors.

On April 6, 2010, the Company acquired CMG Engineering Group Pty, Ltd. (“CMG”), located in Melbourne, Australia. CMG manufactures and sells fractional horsepower industrial motors, blower systems, and industrial metal products with operations in Australia, New Zealand, South Africa, Malaysia, Singapore, the United Kingdom and the Middle East. The business also distributes integral horsepower industrial motors, mechanical power transmission products, material handling equipment, electrical insulation materials, magnet wire and specialty conductors in Australia and New Zealand. The purchase price was $82.6 million, net of acquired debt and cash. The purchase price was paid $76.5 million in cash and $6.1 million in shares of Company common stock. CMG is reported as part of the Company’s Electrical and Mechanical segments.

(5)	Investments

At December 31, 2011 the Company had no investments, however, the Company had cash invested in trading securities as of January 1, 2011. These securities were short-term in duration and were reported at fair value with gains and losses, which were insignificant in 2010, included in earnings. At January 1, 2011, the Company had $56.3 million of trading securities recorded at fair value (see Note 14 to the Consolidated Financial Statements for description of the fair value hierarchy). Investments consisted of the following (in millions):

	Total	Level 1	Level 2	Level 3
January 1, 2011
Municipal Debt Securities	$29.8	$—	$29.8	$—
Asset Backed Securities	20.5	—	20.5	—
Other Securities	6.0	—	6.0	—

Total	$56.3	$—	$56.3	$—

(6)	Goodwill and Intangible Assets

Goodwill

As described in Note 4 to the Consolidated Financial Statements, the Company acquired four businesses in 2011 and six businesses in 2010. The excess of purchase price over estimated fair value was assigned to goodwill.

The Company believes that substantially all of the goodwill is deductible for tax purposes. The following table presents changes to goodwill during the periods indicated (in thousands):

	Electrical Segment	Mechanical Segment	Total Company
Balance, January 2, 2010	$663,920	$—	$663,920

Acquisitions	90,875	11,040	101,915
Translation Adjustments	8,340	1,196	9,536

Balance, January 1, 2011	$763,135	$12,236	$775,371

Net Acquistions	350,400	65	350,465
Translation Adjustments	(8,578)	291	(8,287)

Balance, December 31, 2011	$1,104,957	$12,592	$1,117,549

Intangible Assets

Intangible assets consists of the following (in thousands):

Gross Intangibles

Asset Description	Useful Life (years)	January 1, 2011	Acquisitions	Translation Adjustments	December 31, 2011
Customer Relationships	3 -14	$139,348	$89,443	$(1,266)	$227,525
Technology	3 - 9	60,600	67,400	198	128,198
Trademarks	3 -20	30,979	—	(50)	30,929
In-Process Research and Development	N/A	—	17,200	—	17,200
Patents	10	15,410	—	—	15,410
Non-Compete Agreements	3 - 5	7,550	400	126	8,076
Engineering Drawings	10	1,200	—	—	1,200

Total Gross Intangibles		$255,087	$174,443	$(992)	$428,538

Accumulated Amortization

Asset Description	January 1, 2011	Amortization Adjustments	Translation 2011	December 31, 2011
Customer Relationships	$(40,841)	$(16,295)	$757	$(56,379)
Technology	(13,117)	(11,533)	(88)	(24,738)
Trademarks	(9,759)	(3,063)	55	(12,767)
Patents	(9,274)	(1,541)	—	(10,815)
Non-Compete Agreements	(5,879)	(659)	(121)	(6,659)
Engineering Drawings	(727)	(120)	—	(847)

Total Accumulated Amortization	$(79,597)	$(33,211)	$603	$(112,205)

Intangible Assets, Net of Amortization	$175,490			$316,333

In-process research and development projects are estimated to be completed within two years. Amortization will begin upon project completion.

The Company’s customer relationships are generally long-term in nature with useful lives established at acquisition based on historical attrition rates.

Amortization expense was $33.2 million in fiscal 2011, $20.0 million in fiscal 2010 and $19.4 million in fiscal 2009.

Estimated Amortization (in millions)

2012	2013	2014	2015	2016
$42.6	$41.7	$40.0	$32.6	$28.8

(7)	Debt and Bank Credit Facilities

The Company’s indebtedness as of December 31, 2011 and January 1, 2011 was as follows (in thousands):

	December 31, 2011	January 1, 2011
Senior notes	$750,000	$250,000
Term Loan	145,000	165,000
Revolving credit facility	9,000	—
Other	15,189	21,893

	919,189	436,893
Less: Current maturities	(10,030)	(8,637)

Non-current portion	$909,159	$428,256

At December 31, 2011, the Company had $750.0 million of senior notes (the “Notes”) outstanding. During 2011, the Company issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. The Company also has $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). Details on the Notes at December 31, 2011 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	$100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	$100.0	4.1%	July 2018
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	$170.0	4.9 to 5.1%	July 2023

(1)	Interest rates vary as LIBOR varies. At December 31, 2011, the interest rate was between 1.1 and 1.2%.

The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 to the Consolidated Financial Statements).

On June 16, 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. During 2011 the Company repaid $20.0 million of the outstanding Term Loan. The Term Loan matures in June 2013 and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. This margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Agreement. These interest rates also vary as LIBOR varies. At December 31, 2011, the interest rate of 1.3% was based on a margin over LIBOR.

On June 30, 2011, the Company replaced an existing $500.0 million revolving credit facility with a maturity of April 2012 with a new $500.0 million revolving credit facility (the “Facility”). At December 31, 2011 the Company had $9.0 million outstanding on the Facility. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. At December 31, 2011 the interest rate of 1.6% was based on a margin over LIBOR. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA, net of specified cash. As of December 31, 2011, the Company had approximately $49.5 million in standby letters of credit issued under the Facility. The Facility matures in June 2016. The average balance outstanding under all revolving credit facilities was $10.7 million and $1.4 million in 2011 and 2010, respectively. The average interest rate paid under the Facility was 1.6% in 2011 and 1.2% in 2010. The Company had $441.5 million of available borrowing capacity under the Facility at December 31, 2011.

The Notes, the Term Loan and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of December 31, 2011.

As of January 1, 2011, the Company had no Convertible Notes outstanding. During the year ended January 1, 2011, the final $39.2 million face value bonds were converted. The Company paid the par value in cash and issued approximately 0.9 million shares for the conversion premium.

As part of the acquisitions made during fiscal 2010 (see Note 4 to the Consolidated Financial Statements), the Company assumed $11.1 million of short-term and long-term debt. At December 31, 2011, $0.6 million of the short-term acquired debt remains outstanding and $2.3 million of the long-term acquired debt remains outstanding.

At January 1, 2011, a foreign subsidiary of the Company had outstanding short-term borrowings of $7.0 million, denominated in local currency with fixed interest rate of 5.6%.

At December 31, 2011, additional notes payable of approximately $15.2 million were outstanding with a weighted average interest rate of 2.2%. At January 1, 2011, additional notes payable of approximately $14.9 million were outstanding with a weighted average interest rate of 4.7%.

Maturities of long-term debt are as follows (in thousands):

Year
2012	$10,030
2013	145,448
2014	150,207
2015	212
2016	12,017
Thereafter	601,275

Total	$919,189

(8)	Retirement Plans

Most of our domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The defined benefit pension plans were closed to new employees as of January 1, 2006, and benefits under those plans were frozen for existing employees as of December 31, 2008. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $5.8 million, $4.3 million, and $4.9 million in 2011, 2010 and 2009, respectively. The Company also contributes to foreign defined contribution plans.

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

The Company’s target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2011	2010
Equity investments	75%	8-11%	70%	72%
Fixed income	20%	3.5-4.5%	22%	28%
Other	5%	6-8%	8%	—

Total	100%	8.25%	100%	100%

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

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in thousands):

	2011	2010
Change in projected benefit obligation:
Obligation at beginning of period	$147,175	$116,833
Service cost	2,474	2,164
Interest cost	7,861	6,899
Actuarial loss	7,253	8,527
Plan amendments	124	1,120
Benefits paid	(5,633)	(4,862)
Curtailment	(1,728)	—
Foreign currency translation	(389)	(38)
Acquisitions/other	1,492	16,532

Obligation at end of period	$158,629	$147,175

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$94,484	$76,460
Actual return on plan assets	(612)	9,227
Employer contributions	6,532	4,052
Benefits paid	(5,633)	(4,862)
Foreign currency translation	(388)	(368)
Acquisitions/other	—	9,975

Fair value of plan assets at end of period	$94,383	$94,484

Funded status	$(64,246)	$(52,691)

Pension Assets

The valuation methodologies used for the Company’s pensions plans’ investments measured at fair value are as follows:

Common stock and traded mutual funds — valued at the closing price reported on the active market on which the individual securities are traded.

Common collective trusts and other mutual funds — valued at the net asset value (“NAV”) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

The Company did not change its valuation techniques during fiscal 2011.The fair value of plan assets is as follows (in thousands):

December 31, 2011	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1,728	$1,728	$—	$—
Common Stocks
Domestic Equities	14,324	14,324	—	—
International Equities	5,315	—	5,315	—
Common Collective Trust Funds
Fixed Income Funds	18,809	—	18,809	—
U.S. Equity Funds	19,397	—	19,397	—
International Equity Funds	6,464	6,464	—	—
Mutual Funds
U.S. Equity Funds	9,612	9,612	—	—
Balanced Funds	4,162	4,162	—	—
International Equity Funds	7,202	7,202	—	—
Other	7,370	—	—	7,370

Total	$94,383	$43,492	$43,521	$7,370

January 1, 2011	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1,431	$1,431	$—	$—
Money Market Funds	3,881	3,881	—	—
U.S. Government Obligations	1,794	—	1,794	—
Common Stocks
Domestic Equities	15,146	15,146	—	—
International Equities	6,622	—	6,622	—
Common Collective Trust Funds
Fixed Income Funds	18,563	—	18,563	—
U.S. Equity Funds	27,084	—	27,084	—
International Equity Funds	7,494	—	7,494	—
Mutual Funds
Fixed Income Funds	659	—	659	—
U.S. Equity Funds	2,072	2,072	—	—
International Equity Funds	9,738	9,738	—	—

Total	$94,484	$32,268	$62,216	$—

The December 31, 2011 Level 3 assets noted above represent investments in a real estate fund managed by a major U.S. insurance company and a global emerging markets fund limited partnership. Market values approximate cost of the investments.

The Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in thousands):

	2011	2010
Other Accrued Expenses	$(3,654)	$(1,564)
Pension and Other Post Retirement Benefits	(60,592)	(51,127)

	$(64,246)	$(52,691)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial loss	$51,141	$36,600
Prior service cost	1,904	2,108
Acquisitions	—	2,398

	$53,045	$41,106

The accumulated benefit obligation for all defined benefit pension plans was $150.0 million and $110.7 million at December 31, 2011 and January 1, 2011, respectively.

The following table presents information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	2011	2010
Projected benefit obligation	$158,629	$147,175
Accumulated benefit obligation	150,002	110,683
Fair value of plan assets	94,383	94,484

The following assumptions were used to determine the projected benefit obligation at year end:

	2011			2010
Discount rate	4.40%	to	5.30%	5.15%	to	5.93%
Expected long-term rate of return of assets			8.25%			8.25%

The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making the determination, the Company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve.

Certain of the Company’s defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended December 31, 2011 and January 1, 2011.

Net periodic pension benefit costs and the net gain and prior service credit recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in thousands):

	2011	2010	2009
Service cost	$2,474	$2,164	$2,420
Interest cost	7,861	6,899	5,778
Expected return on plan assets	(7,342)	(6,448)	(5,068)
Amortization of net actuarial loss	3,281	2,401	759
Amortization of prior service cost	200	399	189
Curtailment gain	(1,728)	—	—

Net periodic benefit cost	$4,746	$5,415	$4,078

Change in benefit obligations recognized in OCI, net of tax
Prior service credit	$221	$146	$188
Net gain	3,729	2,246	752

Total recognized in OCI	$3,950	$2,392	$940

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2012 fiscal year are $3.6 million and $0.2 million, respectively.

As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The following assumptions were used to determine net periodic pension cost for fiscal years 2011, 2010 and 2009, respectively.

	2011			2010			2009
Discount rate	5.15%	to	5.93%	5.67%	to	6.27%	6.85%	to	6.95%
Expected long-term rate of return on assets			8.25%			8.25%			8.25%

The Company estimates that in 2012, it will make contributions in the amount of $7.7 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2012	$7.2
2013	8.0
2014	8.4
2015	9.2
2016	9.6
2017-2021	56.5

(9)	Shareholders’ Equity

The Company recognized approximately $14.3 million, $6.7 million and $4.8 million in share-based compensation expense in 2011, 2010 and 2009, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of December 31, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $19.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.1 years. The total income tax benefit recognized relating to share-based compensation for the year ended December 31, 2011 was approximately $1.4 million.

Under the Company’s stock plans, the Company was authorized as of December 31, 2011 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.3 million shares were available for future grant or payment under the various plans at December 31, 2011.

During 2011, the Company issued 2,834,026 shares of common stock in connection with the acquisition of EPC.

During 2010, the Company issued approximately 0.9 million shares to former Convertible Note holders in settlement of the conversion premium of their redemption (see Note 7 to the Consolidated Financial Statements).

On May 22, 2009, the Company completed the sale of 4,312,500 shares of common stock to the public at a price of $36.25 per share. Net proceeds of $150.4 million were received by the Company.

Share-based Incentive Awards

The Company uses several forms of share-based incentive awards including non-qualified stock options, incentive stock options and stock appreciation rights (“SARs”). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.

The per share weighted average fair value of share-based incentive awards granted (options and SARs) was $25.80, $22.62 and $15.28 for fiscal 2011, 2010 and 2009, respectively. The fair value of the awards for fiscal 2011, 2010 and 2009 were estimated on the date of grant using the Black-Scholes pricing model and the following weighted average assumptions; expected life of seven years; risk-free interest rate of 2.3%, 2.8% and 2.6%; expected dividend yield of 1.0%, 1.1% and 1.5%; and expected volatility of 35.6%, 34.8% and 36.8%, respectively.

The average risk-free interest rate is based on U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of the Company’s common stock as of the grant date. The Company estimated the expected volatility using a weighted average of daily historical volatility of the Company’s stock price over the expected term of the award. The Company estimated the expected term using historical data adjusted for the estimated exercise dates of unexercised awards.

Following is a summary of share-based incentive plan grant activity (options and SARs) for fiscal 2011.

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at January 1, 2011	1,454,050	$43.50
Granted	403,130	70.23
Exercised	(94,725)	40.06
Forfeited	(13,300)	57.55

Outstanding at December 31, 2011	1,747,255	49.94	6.2	$12.1

Exercisable at December 31, 2011	839,375	39.16	4.1	9.9

The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

The table below presents share-based compensation activity for the three fiscal years ended 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Total intrinsic value of share-based incentive awards exercised	$2.9	$7.4	$5.7
Cash received from stock option exercises	1.9	3.8	5.8
Income tax benefit from the exercise of stock options	1.4	1.7	2.8
Total fair value of share-based incentive awards vested	13.3	7.0	3.5

Restricted Stock

The Company also granted restricted stock awards to certain employees. The Company restrictions lapse two to three years after the date of the grant. The Company values restricted stock awards at the closing market value of its common stock on the date of grant.

A summary of restricted stock activity for fiscal 2011, fiscal 2010 and fiscal 2009:

	Shares	Wtd. Avg. Grant Date Fair Value
Restricted stock balance at January 1, 2011	181,177	$53.44
Granted	90,803	70.04
Vested	(133,350)	57.25
Forfeited	(300)	52.01

Restricted stock balance at December 31, 2011	138,330	$60.67

Treasury Stock

The Board of Directors has approved repurchase programs of up to 3,000,000 common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. Through December 27, 2008, the Company repurchased 884,100 shares at an average purchase price of $21.96 per share. During 2009, approximately 1.4 million shares, including all 884,100 treasury shares, were issued in settlement of the conversion premium for certain Convertible Notes (see also Note 7 to the Consolidated Financial Statements).

(10)	Income Taxes

Income Before Taxes consisted of the following (in thousands):

	2011	2010	2009
United States	$137,040	$170,466	$103,929
Foreign	89,297	50,263	34,026

Total	$226,337	$220,729	$137,955

The provision for income taxes is summarized as follows (in thousands):

	2011	2010	2009
Current
Federal	$41,624	$44,742	$16,583
State	5,709	6,348	2,387
Foreign	18,719	14,265	12,588

	66,052	65,355	31,558
Deferred	2,265	690	7,718

Total	$68,317	$66,045	$39,276

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	2.2	2.3
Domestic production activities deduction	(1.7)	(1.0)	(0.7)
Foreign rate differential	(5.6)	(3.9)	(4.2)
Adjustments to tax accruals and reserves	0.7	(0.9)	(1.7)
Other, net	0.1	(1.5)	(2.2)

Effective tax rate	30.2%	29.9%	28.5%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company’s net deferred tax liability as of December 31, 2011 of $51.6 million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $48.6 million and a net non-current deferred income tax liability of $100.2 million. The components of this net deferred tax liability are as follows (in thousands):

	December 31, 2011	January 1, 2011
Accrued employee benefits	$31,525	$31,682
Bad debt reserve	2,913	2,007
Warranty reserve	6,711	5,836
Inventory	6,911	5,318
Accrued liabilities	12,548	14,225
Derivative instruments	30,873	—
Other	7,956	10,514

Deferred tax assets	99,437	69,582
Property related	(37,387)	(35,432)
Intangible items	(113,621)	(100,264)
Derivative instruments	—	(1,821)

Deferred tax liabilities	(151,008)	(137,517)

Net deferred tax liability	$(51,571)	$(67,935)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	December 31, 2011	January 1, 2011	January 2, 2010
Unrecognized tax benefits — beginning of year	$5.5	$6.6	$7.1
Gross increases — tax positions in prior periods	1.6	0.8	4.1
Gross increases — tax positions in the current period	0.2	0.1	0.4
Settlements with taxing authorities	(0.2)	—	(0.4)
Lapse of statute of limitations	—	(2.0)	(4.6)

Unrecognized tax benefits — end of year	$7.1	$5.5	$6.6

Unrecognized tax benefits as of December 31, 2011 amount to $7.1 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2011, 2010 and 2009, the Company recognized approximately zero, $0.1 million and $0.7 million in net interest expense, respectively. The Company had approximately $1.1 million, $1.0 million and $1.0 million of accrued interest included in the tax contingency reserve as of December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Due to statute expirations, approximately $0.4 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2008, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2006.

At December 31, 2011 the Company had approximately $4.9 million of net operating losses in various jurisdictions which expire over a period up to 15 years.

At December 31, 2011 the estimated amount of total unremitted non-U.S. subsidiary earnings was $221.6 million. No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested given the Company’s acquisition and growth initiatives. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

(11)	Contingencies and Commitments

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

The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury or other damage. The Company accrues for exposures in amounts that it believes are adequate, and the Company does not believe that the outcome of any such lawsuit individually or collectively will have a material effect on the Company’s financial position or its results of operations.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$12,831	$13,298
Payments	(18,152)	(14,420)
Provision	25,830	13,793
Acquisitions	3,897	—
Translation	(250)	160

Balance, end of year	$24,156	$12,831

The accrued warranty costs for the year ended December 31, 2011 include an incremental $12.6 million provision due to a production flaw, which has been corrected, in certain standard motors produced in one of the Company’s facilities during a limited period of 2011.

(12)	Leases and Rental Commitments

Rental expenses charged to operations amounted to $32.2 million in 2011, $24.6 million in 2010 and $18.9 million in 2009. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2012	$36.6
2013	22.5
2014	14.7
2015	11.7
2016	8.9
Thereafter	5.9

(13)	Derivative Financial Instruments

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

The Company is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its commodity hedging transactions, foreign currency exchange contracts and interest rate swap agreements. Exposure to counterparty credit risk is managed by limiting counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. The Company does not obtain collateral or other security to support financial instruments subject to credit risk. The Company does not anticipate non-performance by its counterparties, but cannot provide assurances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 31, 2011.

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. At December 31, 2011 and January 1, 2011 the Company had an additional $(2.5) million and $4.1 million, net of tax, of derivative (losses) gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company had outstanding the following notional amounts to hedge forecasted purchases of commodities (in millions):

	December 31, 2011	January 1, 2011
Copper	221.7	106.3
Aluminum	13.2	4.2
Natural Gas	0.2	0.7
Zinc	—	0.2

As of December 31, 2011, the maturities of commodity forward contracts extended through July, 2013.

The Company had outstanding the following notional amounts of currency forward contracts (in millions):

	December 31, 2011	January 1, 2011
Mexican Peso	237.5	86.3
Indian Rupee	37.0	36.4
Chinese Renminbi	34.3	8.9
Thai Baht	6.3	2.4

As of December 31, 2011, the maturities of currency forward contracts extended through June, 2014.

As of December 31, 2011 and January 1, 2011, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments were (in millions):

		December 31, 2011
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$42.0
Foreign exchange contracts	0.4	0.1	13.6	11.7
Commodity contracts	2.1	1.0	12.2	1.4
Not designated as hedging instruments:
Foreign exchange contracts	0.1	—	—	—
Commodity contracts	0.2	—	0.3	—
Total Derivatives:	$2.8	$1.1	$26.1	$55.1

		January 1, 2011
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.1
Foreign exchange contracts	7.1	1.4	0.2	0.1
Commodity contracts	24.7	4.2	0.1	—
Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.2	—	—	—

Total Derivatives:	$32.2	$5.6	$0.3	$39.2

The effect of derivative instruments on the consolidated statements of equity and income for the three fiscal years in the period ended December 31, 2011 were (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Year Ended December 31, 2011				Year Ended January 1, 2011					Year Ended January 2, 2010
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps		Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in
Other Comprehensive Income (Loss)	$(29.4)	$(26.7)	$(16.0)	$(72.1)	$38.5	$11.1	$(20.5	)$	29.1	$30.6	$12.1	$6.9 $	49.6
Amounts reclassified from other comprehensive income (loss) were:
Gain recognized in Net Sales	—	0.2	—	0.2	—	—	—		—	—	(3.3)	—	(3.3)
Gain (Loss) recognized in Cost of Sales	21.4	5.7	—	27.1	10.1	(2.7)	—		7.4	(51.4)	(14.1)	—	(65.5)
Loss recognized in Interest Expense	—	—	(13.1)	(13.1)	—	—	(12.7)		(12.7)	—	—	(11.5)	(11.5)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Year Ended December 31, 2011			Year Ended January 1, 2011			Year Ended January 2, 2010
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total

Gain (loss) recognized in Cost of Sales	$—	$(0.1)	$(0.1)	$(0.6)	$0.2	$(0.4)	$9.4	$(1.4)	$8.0

The net AOCI balance related to hedging activities of $(50.8) million losses at December 31, 2011 includes $(21.5) million of net current deferred losses expected to be realized in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

(14)	Fair Value

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and January 1, 2011, respectively (in millions):

	2011	2010
Assets:
Investments — Trading Securities	$—	56.3	(Level 2)
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	0.5	7.3	(Level 2)
Derivative Commodity Contracts	2.6	24.9	(Level 2)
Other Noncurrent Assets:
Derivative Currency Contracts	0.1	1.4	(Level 2)
Derivative Commodity Contracts	1.0	4.2	(Level 2)
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	2.0	—	(Level 3)
Hedging Obligations — Current:
Derivative Currency Contracts	13.6	0.2	(Level 2)
Derivative Commodity Contracts	12.5	0.1	(Level 2)
Hedging Obligations — Long Term:
Interest Rate Swap	42.0	39.1	(Level 2)
Derivative Currency Contracts	11.7	0.1	(Level 2)
Derivative Commodity Contracts	1.4	—	(Level 2)
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	21.5	11.0	(Level 3)

The fair values of derivative financial assets and liabilities are measured using valuation models based on inputs including forward and spot prices for currency and commodities, and interest rate curves. The Company did not change its valuation techniques during fiscal 2011.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities as of December 31, 2011 and January 1, 2011, respectively (in millions):

	2011	2010
Beginning Balance	$11.0	$—
Acquisitions	12.5	11.0

Ending balance	$23.5	$11.0

The liabilities described above are comprised entirely of the deferred contingent purchase price of two of the Company’s acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.

(15)	Industry Segment Information

The following sets forth certain financial information attributable to the Company’s reporting segments for fiscal 2011, fiscal 2010 and fiscal 2009, respectively (in thousands):

	Net Sales	Income From Operations	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
2011
Electrical	$2,533,363	$222,574	$3,139,260	$53,825	$92,017
Mechanical	274,969	33,139	127,255	3,796	6,221

Total	$2,808,332	$255,713	$3,266,515	$57,621	$98,238

2010
Electrical	$2,001,989	$210,231	$2,323,164	$41,065	$66,746
Mechanical	235,989	27,504	125,972	3,929	6,123

Total	$2,237,978	$237,735	$2,449,136	$44,994	$72,869

2009
Electrical	$1,637,668	$144,901	$1,990,686	$29,503	$63,749
Mechanical	188,609	14,619	121,551	4,101	5,395

Total	$1,826,277	$159,520	$2,112,237	$33,604	$69,144

The table presents segment sales net of intersegment sales. Sales from the Electrical segment to the Mechanical segment totaled $8.8 million in fiscal 2011, $12.5 million in fiscal 2010 and $9.4 million in fiscal 2009. Sales from the Mechanical segment to the Electrical segment were $2.5 million in fiscal 2011, $2.0 million in fiscal 2010 and $1.7 million in fiscal 2009.

The Electrical segment manufactures and markets AC and DC commercial, industrial, commercial refrigeration, and HVAC electric motors and blowers. These products range in size from sub-fractional and fractional to small integral horsepower motors to larger commercial and industrial motors up to approximately 6,500 horsepower. The Company provides a comprehensive offering of stock models of electric motors in addition to the motors it produces to specific customer specifications. The Company also produces and markets precision servo motors, electric generators and controls ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment. Additionally, the Electrical segment manufactures and markets a full line of AC and DC variable speed drives and controllers and other accessories for a variety of commercial and industrial applications. The Company manufactures capacitors for use in HVAC systems, high intensity lighting and other applications. It sells its Electrical segment’s products to original equipment manufacturers, distributors and end users across many markets.

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

The following sets forth certain financial information attributable to geographic regions in which the Company operates for fiscal 2011, fiscal 2010 and fiscal 2009, respectively (in thousands):

	Net Sales
	2011	2010	2009
Geographic Information:
United States	$1,798,218	$1,530,866	$1,335,046
Asia	552,308	414,786	267,035
Rest of the World	457,806	292,326	224,196

	$2,808,332	$2,237,978	$1,826,277

	Long-Lived Assets (Net Property, Plant and Equipment)
	2011	2010	2009
Geographic Information:
United States	$211,360	$188,675	$189,959
Asia	165,701	109,330	81,922
Rest of the World	156,920	98,370	71,190

	$533,981	$396,375	$343,071

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended January 1, 2011, the Company determined that it had erroneously included goodwill, intangible, and other non-current assets in its disclosure of the long-lived assets attributable to geographic regions. Accordingly, fiscal 2010 and fiscal 2009 have been restated. The effects of the restatement on the United States, Asia and the rest of the world for fiscal 2010 are $778,173, $109,000 and $76,636, respectively. The effects of the restatement on the United States, Asia and the rest of the word for fiscal 2009 are $687,701, $63,424 and $38,665, respectively.

(16)	Related Party Transactions

As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from bankruptcy proceeding involving Elco. A total of $11.1 million was paid during 2011 with the remaining balance to be paid during 2012. The Company has included the balance in Other Accrued Expenses.

(17)	Subsequent Event

On February 3, 2012 the Company acquired Milwaukee Gear Company, a manufacturer of engineering components for oil and gas and other applications, for cash consideration of $83.8 million. . Due to the date of the acquisition, the initial accounting is not complete.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

Item 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the sections titled “Proposal 1: Election of Directors,” “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2012 annual meeting of shareholders (the “2012 Proxy Statement”). Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

See the information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2012 Proxy Statement.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information in the section titled “Stock Ownership” in the 2012 Proxy Statement.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	1,747,255	$49.94	1,330,472
Equity compensation plans not approved by security holders	—	—	—

Total	1,747,255	$49.94	1,330,472

(1)	Represents options to purchase our common stock and stock-settled stock appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Plan and 2007 Equity Incentive Plan.
(2)	Excludes 138,330 shares of restricted common stock previously issued under our 2003 Equity Incentive Plan and 2007 Equity Incentive Plan for which the restrictions have not lapsed.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the information in the section titled “The Board of Directors” in the 2012 Proxy Statement.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as the Company’s Independent Auditors for 2012” in the 2012 Proxy Statement.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1. Financial statements — The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

2.	Financial statement schedule — The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

3.	Exhibits — The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits- see Exhibit Index.

(c)	See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February, 2012.

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
Peter J. Rowley
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ MARK J. GLIEBE Mark J. Gliebe	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ STEPHEN M. BURT Stephen M. Burt	Director	February 29, 2012

/S/ CHRISTOPHER L. DOERR Christopher L. Doerr	Director	February 29, 2012

/S/ THOMAS J. FISCHER Thomas J. Fischer	Director	February 29, 2012

/S/ DEAN A. FOATE Dean A. Foate	Director	February 29, 2012

/S/ HENRY W. KNUEPPEL Henry W. Knueppel	Director	February 29, 2012

/S/ RAKESH SACHDEV Rakesh Sachdev	Director	February 29, 2012

/S/ CAROL N. SKORNICKA Carol N. Skornicka	Director	February 29, 2012

/s/ CURTIS W. STOELTING Curtis W. Stoelting	Director	February 29, 2012

REGAL BELOIT CORPORATION

Index to Financial Statements

And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

REGAL BELOIT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	(In Thousands of Dollars)
	Balance Beginning of Year	Charged to Expenses	Deductions(a)	Adjustments(b)	Balance End of Year
Allowance for receivables:
Year ended December 31, 2011	$10,637	$3,860	$(1,441)	$575	$13,631
Year ended January 1, 2011	12,666	1,143	(3,623)	451	10,637
Year ended January 2, 2010	11,145	2,487	(1,875)	909	12,666
Allowance for product warranty reserves:
Year ended December 31, 2011	$12,831	$25,830	$(18,152)	$3,647	$24,156
Year ended January 1, 2011	13,298	13,793	(14,420)	160	12,831
Year ended January 2, 2010	11,022	14,465	(12,102)	(87)	13,298

(a)	Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b)	Adjustments related to acquisitions and translation.

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Asset and Stock Purchase Agreement, dated as of December 12, 2010, by and between Regal Beloit Corporation and A.O. Smith Corporation. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on December 15, 2010]

3.1	Articles of Incorporation of Regal Beloit Corporation, as amended through April 20, 2007. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

3.2	Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

4.1	Articles of Incorporation, as amended, and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]

4.2	Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 7, 2011. (File No. 001-07283)]

4.3	First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 7, 2011. (File No. 001-07283)]

4.4	Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.5	Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 24, 2007] (File No. 001-07283)]

4.6	Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 20, 2011. (File No. 001-07283)]

4.7	Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on July 20, 2011. (File No. 001-07283)]

4.8	Term Loan Agreement, dated as of June 16, 2008, between Regal Beloit Corporation, various Financial Institutions, US Bank, National Association, Wells Fargo Bank, N.A., Bank of America, N.A., JP Morgan Chase Bank, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC. [Incorporated by referenced to Exhibit 4.1 to Regal Beloit’s Corporation’s Current Report on Form 8-K filed on June 16, 2008 (File No. 001-2783)]

10.1	Shareholder Agreement, dated as of August 22, 2011, by and between Regal Beloit Corporation and A. O. Smith Corporation [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 25, 2011. (File No. 001-07283)]

10.2*	1998 Stock Option Plan, as amended [Incorporated by reference to Exhibit 99 to Regal Beloit Corporation’s Registration Statement on Form S-8 (Reg. No. 333-84779)]

10.3*	2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation’s

Exhibit Number	Exhibit Description

Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders (File No. 001-07283)]

10.4*	Regal Beloit Corporation 2007 Equity Incentive Plan (incorporated by reference to Appendix B to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007 (File No. 1-07283))

10.5*	Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.6*	Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Terry R. Colvin. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.7*	Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Jonathan J. Schlemmer, Charles A Hinrichs, Peter C. Underwood and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on November 2, 2010 (File No. 001-07283)]

10.8*	Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.9*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.10*	Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. (File No. 001-07283)]

10.11*	Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.12*	Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.13*	Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.14*	Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.15*	Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K dated November 2, 2010 (File No. 001-07283)]

10.16*	Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 001-07283)]

10.17*	Regal Beloit Corporation Shareholder Value Added (SVA) Executive Officers Incentive Compensation Plan. [Incorporated by reference to Exhibit 10.17 to Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended January 1, 2011. (File No. 001-07283)]

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Regal Beloit Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Proxy Statement of Regal Beloit Corporation for the 2012 Annual Meeting of Shareholders [The Proxy Statement for the 2012 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2012 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

101	The following material from Regal Beloit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith

*	A management contract or compensatory plan or arrangement.