Form 10-Q
period 2012-03-31
REGAL BELOIT CORP
filed 2012-05-10
CIK 82811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

or

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

As of May 1, 2012, there were 41,637,064 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and factors is included in Item 1A—Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Millions, Except Cash Dividends Declared and Per Share Data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net Sales	$807.9	$662.7
Cost of Sales	610.3	497.9

Gross Profit	197.6	164.8
Operating Expenses	118.5	100.7

Income From Operations	79.1	64.1
Interest Expense	11.8	5.1
Interest Income	0.4	0.3

Income Before Taxes	67.7	59.3
Provision For Income Taxes	17.8	18.5

Net Income	49.9	40.8
Less: Net Income Attributable to Noncontrolling Interests, net of tax	1.2	2.0

Net Income Attributable to Regal Beloit Corporation	$48.7	$38.8

Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.17	$1.01

Assuming Dilution	$1.16	$0.99

Cash Dividends Declared	$0.18	$0.17

Weighted Average Number of Shares Outstanding (in millions):
Basic	41.6	38.6

Assuming Dilution	42.0	39.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Millions)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net Income	$49.9	$40.8
Other Comprehensive Income (Loss)
Pension benefits, net of tax effects of ($0.6) million and $0.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively	(0.9)	0.7
Foreign currency translation adjustments	23.7	10.7
Change in fair value of hedging activities, net of tax effects of $20.9 million and $ 1.6 million for the three months ended March 31, 2012 and April 2, 2011, respectively	34.6	2.5
Hedging activites reclassified into Earnings from Other
Comprehensive Income (Loss), net of tax effects of $3.5 million and ($2.2) million for the three months ended March 31, 2012 and April 2, 2011, respectively	5.9	(3.5)

Total Other Comprehensive Income	63.3	10.4

Comprehensive Income	113.2	51.2

Less: Comprehensive Income Attributable to Noncontrolling Interests	1.7	1.4

Comprehensive Income Attributable to Regal Beloit Corporation	$111.5	$49.8

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions, Except Per Share Data)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$164.2	$142.6
Trade Receivables, less Allowances of $12.6 in 2012 and $13.6 in 2011	508.7	424.2
Inventories	590.6	575.8
Prepaid Expenses and Other Current Assets	115.2	99.9
Deferred Income Tax Benefits	30.6	48.6

Total Current Assets	1,409.3	1,291.1

Net Property, Plant and Equipment	572.1	534.0

Goodwill	1,147.2	1,117.6
Intangible Assets, Net of Amortization	323.3	316.3
Other Noncurrent Assets	15.6	7.5

Total Assets	$3,467.5	$3,266.5

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$308.4	$249.4
Dividends Payable	7.5	7.5
Hedging Obligations	14.4	26.1
Accrued Compensation and Employee Benefits	78.3	81.7
Other Accrued Expenses	128.5	149.8
Current Maturities of Debt	15.2	10.0

Total Current Liabilities	552.3	524.5

Long-Term Debt	971.0	909.2
Deferred Income Taxes	115.5	100.1
Hedging Obligations	42.4	55.1
Pension and other Post Retirement Benefits	61.8	60.6
Other Noncurrent Liabilities	38.9	40.6

Commitments and Contingencies (see Note 13)

Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 41.6 million shares issued in 2012 and 2011	0.4	0.4
Additional Paid-In Capital	692.9	689.4
Retained Earnings	992.5	951.3
Accumulated Other Comprehensive Loss	(42.4)	(105.2)

Total Regal Beloit Corporation Shareholders' Equity	1,643.4	1,535.9

Noncontrolling Interests	42.2	40.5

Total Equity	1,685.6	1,576.4

Total Liabilities and Equity	$3,467.5	$3,266.5

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in Millions, Except Per Share Data)

	Common			Accumulated
	Stock	Additional		Other	Non-
	$.01 Par	Paid-In	Retained	Comprehensive	controlling	Total
	Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of January 1, 2011	$0.4	$535.8	$827.5	$(1.7)	$35.2	$1,397.2
Net Income	—	—	38.8	—	2.0	40.8
Other Comprehensive Income (Loss)	—	—	—	11.0	(0.6)	10.4
Dividends Declared ($.17 per share)	—	—	(6.6)	—	—	(6.6)
Stock Options Exercised, including income tax benefit and share cancellations	—	0.8	—	—	—	0.8
Share-based Compensation	—	1.8	—	—	—	1.8

Balance as of April 2, 2011	$0.4	$538.4	$859.7	$9.3	$36.6	$1,444.4

	Common			Accumulated
	Stock	Additional		Other	Non-
	$.01 Par	Paid-In	Retained	Comprehensive	controlling	Total
	Value	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	48.7	—	1.2	49.9
Other Comprehensive Income	—	—	—	62.8	0.5	63.3
Dividends Declared ($.18 per share)	—	—	(7.5)	—	—	(7.5)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.4	—	—	—	1.4
Share-based Compensation	—	2.1	—	—	—	2.1

Balance as of March 31, 2012	$0.4	$692.9	$992.5	$(42.4)	$42.2	$1,685.6

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Millions)

	Three Months Ended
	March 31,	April 2,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.9	$40.8
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	30.9	21.6
Excess tax benefits from share-based compensation	(0.6)	(0.4)
(Gain) loss on disposition of assets	(1.3)	0.2
Share-based compensation expense	2.1	1.8
Change in assets and liabilities	(12.5)	(7.8)

Net cash provided by operating activities	68.5	56.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(19.8)	(27.7)
Sales of investment securities	—	56.0
Business acquisitions, net of cash acquired	(93.0)	(8.6)
Proceeds from sale of assets	2.3	—

Net cash provided by (used in) investing activities	(110.5)	19.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	155.5	—
Repayments under revolving credit facility	(93.5)	—
Net proceeds under revolving credit facility	—	2.8
Proceeds from short-term borrowings	6.0	—
Repayments of short-term borrowings	(0.9)	—
Net proceeds of short-term borrowings	—	10.0
Payments of long-term debt	(0.1)	(0.1)
Dividends paid to shareholders	(7.5)	(6.5)
Proceeds from the exercise of stock options	1.7	0.6
Excess tax benefits from share-based compensation	0.6	0.4

Net cash provided by financing activities	61.8	7.2

EFFECT OF EXCHANGE RATES ON CASH	1.8	1.8

Net increase in cash and cash equivalents	21.6	84.9
Cash and cash equivalents at beginning of period	142.6	174.5

Cash and cash equivalents at end of period	$164.2	$259.4

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 31, 2011, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and April 2, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed on February 29, 2012.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.

The Company adopted new guidance which changes the presentation of comprehensive income during the three months ended March 31, 2012. Under the new guidance, the Company has reported a separate Condensed Consolidated Statement of Comprehensive Income for all periods presented.

2. OTHER FINANCIAL INFORMATION

Inventories

Cost for approximately 51% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method. The approximate percentage distribution between major classes of inventories was as follows:

	March 31,	December 31,
	2012	2011
Raw Material and Work in Process	40%	38%
Finished Goods and Purchased Parts	60%	62%

Property, Plant and Equipment

Property, plant, and equipment by major classification was as follows (in millions):

	March 31,	December 31,
	2012	2011
Land and Improvements	$74.5	$74.1
Buildings and Improvements	188.8	189.3
Machinery and Equipment	727.1	667.2

Property, Plant and Equipment	990.4	930.6
Less: Accumulated Depreciation	(418.3)	(396.6)

Net Property, Plant and Equipment	$572.1	$534.0

3. ACQUISITIONS

The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses, which were recorded in operating expenses, were $0.1 million and $6.6 million for the three months ended March 31, 2012, and April 2, 2011, respectively.

2012 Acquisitions

On February 3, 2012, the Company acquired Milwaukee Gear Company (“MGC”), a Wisconsin-based leading manufacturer of highly engineered gearing components for oil and gas applications as well as a wide variety of other commercial and industrial applications. The purchase price of MGC was $80.3 million paid in cash, net of cash acquired. The allocation of the purchase price is preliminary as of March 31, 2012. MGC is reported as a part of the Company’s Mechanical segment.

2011 EPC Acquisition

On August 22, 2011, the Company completed its acquisition of the Electrical Products Company (“EPC”) of A.O. Smith Corporation (NYSE: AOS). EPC manufactures and sells a full line of motors for hermetic, pump, distribution, HVAC, and general industrial applications. EPC is based in Tipp City, Ohio and has operations in the United States, Mexico, China, and the United Kingdom. The purchase price included $756.1 million in cash and non-cash consideration of $140.9 million comprised of 2,834,026 shares of Company common stock. EPC is reported as part of the Company’s Electrical segment.

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three months ended April 2, 2011 as though the acquisition of EPC occurred at the beginning of the 2011 fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future (in millions, except per share amounts):

Three Months Ended
April 2,
2011
Pro forma net sales	$864.1
Pro forma net income	57.3

Basic earnings per share as reported	$1.01
Pro forma basic earnings per share	$1.38

Diluted earnings per share as reported	$0.99
Pro forma diluted earnings per share	$1.36

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

On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash and an additional amount should certain future performance expectations be met. At March 31, 2012, the Company has recorded a liability of $13.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company’s Electrical segment.

On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company’s Mechanical segment.

4. COMPREHENSIVE INCOME

As required, the Company adopted new guidance on the presentation of comprehensive income during the quarter ended March 31, 2012. A Condensed Consolidated Statement of Comprehensive Income is included in the Company’s Condensed Consolidated Financial Statements.

Foreign currency translation adjustments, hedging activities on derivative instruments and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Income (Loss). The components of the ending balances of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$3.2	$(20.0)
Hedging activities, net of tax	(10.3)	(50.8)
Pension benefits, net of tax	(35.3)	(34.4)

	$(42.4)	$(105.2)

5. WARRANTY COSTS

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2012 and April 2, 2011 (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011
Beginning balance	$24.2	$12.8
Deduct: Payments	(4.9)	(2.9)
Add: Provision	5.5	2.6
Acquisition	0.1	—
Translation Adjustments	0.1	0.1

Ending balance	$25.0	$12.6

Accrued warranty costs are included with Other Accrued Expenses on the condensed consolidated balance sheet.

6. BUSINESS SEGMENTS

The Company has two reportable segments, Mechanical and Electrical (in millions):

	Electrical	Mechanical	Eliminations	Total
Three months ended March 31, 2012
External sales	$731.4	$76.5	$—	$807.9
Intersegment sales	0.8	0.8	(1.6)	—

Total sales	732.2	77.3	(1.6)	807.9
Segment income from operations	69.4	9.7	—	79.1
Identifiable assets	3,238.4	229.1	—	3,467.5
Depreciation and amortization	28.3	2.6	—	30.9

Three months ended April 2, 2011
External Sales	$594.3	$68.4	$—	$662.7
Intersegment sales	2.4	0.6	(3.0)	—

Total sales	596.7	69.0	(3.0)	662.7
Segment income from operations	55.5	8.6	—	64.1
Identifiable assets	2,371.6	172.5	—	2,544.1
Depreciation and amortization	20.1	1.5	—	21.6

7. GOODWILL AND OTHER INTANGIBLES

Goodwill

As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

At March 31, 2012, most of the Company’s goodwill is attributable to the Electrical segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6
Acquisitions	22.5	—	22.5
Translation Adjustments	7.1	7.0	0.1

Balance as of March 31, 2012	$1,147.2	$1,112.0	$35.2

Intangible Assets

Intangible assets consisted of the following (in millions):

		March 31, 2012		December 31, 2011
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 -14	$242.1	$(62.2)	$227.5	$(56.4)
Technology	3 - 9	130.1	(28.8)	128.2	(24.7)
Trademarks	3 -20	32.6	(13.6)	30.9	(12.8)
In-process Research and Development	N/A	17.2	—	17.2	—
Patent and Engineering Drawings	10	16.6	(12.0)	16.6	(11.7)
Non-compete Agreements	3 - 5	8.1	(6.8)	8.1	(6.6)

		$446.7	(123.4)	$428.5	(112.2)

Net Values			$323.3		$316.3

The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2012	$42.6
2013	41.7
2014	40.4
2015	32.6
2016	28.6

Amortization expense recorded for the three months ended March 31, 2012 and April 2, 2011 was $10.8 million and $7.1 million, respectively.

In-process research and development projects are estimated to be completed within two years of March 31, 2012. Amortization will begin upon project completion.

8. DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of March 31, 2012 and December 31, 2011 was as follows (in millions):

	March 31, 2012	December 31, 2011
Senior notes	$750.0	$750.0
Term loan	145.0	145.0
Revolving credit facility	71.0	9.0
Other	20.2	15.2

	986.2	919.2

Less: Current maturities	15.2	10.0

Non-current portion	$971.0	$909.2

At March 31, 2012, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.10%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023

	$750.0

(1)	Interest rates vary as LIBOR varies. At March 31, 2012, the interest rate was between 1.1% and 1.2%.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby it borrowed an aggregate principal amount of $165.0 million. During 2011, the Company repaid $20.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Loan Agreement. These interest rates also vary as LIBOR varies. At March 31, 2012, the interest rate of 1.2% was based on a margin over LIBOR.

The Company also has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. At March 31, 2012, the interest rate of 1.7% was based on a margin over LIBOR. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA.

The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of March 31, 2012.

The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of Notes to Condensed Consolidated Financial Statements.)

At March 31, 2012, other notes payable of approximately $20.2 million were outstanding with a weighted average interest rate of 2.4%.

9. PENSION PLANS

The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$0.6	$0.7
Interest cost	1.9	2.0
Expected return on plan assets	(1.8)	(1.8)
Amortization of prior service cost and net actuarial loss	0.9	0.9

Net periodic benefit expense	$1.6	$1.8

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the 2012 fiscal year is $3.6 million and $0.2 million, respectively.

During the first three months of 2012 and 2011, the Company contributed $1.8 million and $0.6 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $5.9 million, for total contributions of $7.7 million in 2012. The Company contributed a total of $6.5 million in 2011. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2011 Annual Report on Form 10-K filed on February 29, 2012.

10. SHAREHOLDERS’ EQUITY

The Company recognized approximately $2.1 million and $1.8 million in share-based compensation expense for the three month period ended March 31, 2012 and April 2, 2011, respectively. The total excess income tax benefit recognized relating to share-based compensation for the three months ended March 31, 2012 and April 2, 2011 was approximately $0.6 million and $0.4 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of March 31, 2012, total unrecognized compensation cost related to share-based compensation awards was approximately $17.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.9 years.

The Company was authorized, as of March 31, 2012, to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, restricted stock and restricted stock units. Approximately 1.3 million shares were available for future grant or payment under the various plans at March 31, 2012.

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

A summary of share-based awards (options and SARs) as of March 31, 2012 follows below. Forfeitures of share-based awards during the three months ended March 31, 2012 totaled 5,610.

Number of Shares	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Average Intrinsic Value (in millions)
Outstanding	1,622,935	$50.25	6.2	$26.7
Exerciseable	741,215	39.28	4.0	19.5

Restricted Stock and Restricted Stock Units

As of March 31, 2012, the Company had granted awards with respect to 139,041 shares of restricted stock, with a weighted average grant date fair value of $60.76 and a weighted average life of 1.9 years. The Company values restricted stock and restricted stock unit awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant. In the first three months of 2012, 750 shares of restricted stock vested with a weighted average fair value of $58.77 per share and 1,461 restricted stock awards were granted with a weighted average fair value of $68.44 per share.

11. INCOME TAXES

The effective tax rate for the three months ended March 31, 2012 was 26.3% versus 31.2% for the three months ended April 2, 2011. The change in the effective rates was primarily driven by the worldwide distribution of income and the reduction of a non-U.S. tax item of $1.4 million.

As of both March 31, 2012 and December 31, 2011, the Company had approximately $7.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Federal tax returns from 2008 through 2011 and various state tax returns remain subject to income tax examinations by tax authorities.

12. EARNINGS PER SHARE (EPS)

The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011
Denominator for basic EPS (weighted average)	41.6	38.6
Effect of dilutive securities	0.4	0.5

Denominator for diluted EPS	42.0	39.1

The “Effect of dilutive securities” represents the dilution impact of equity awards for the three months ended March 31, 2012 and April 2, 2011, respectively. As of the above periods, the Company had approximately 0.4 million and 0 shares, respectively, where the exercise price was above the market price, and which were excluded from the calculation of the effect dilutive shares as the effect of such options was anti-dilutive.

13. CONTINGENCIES

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

The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2012.

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

At March 31, 2012, the Company had an additional ($0.7) million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (Loss) (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At April 2, 2011, the Company had an additional $5.8 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.

As of March 31, 2012, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2013) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$130.0
Aluminum	9.9

As of March 31, 2012, the Company had outstanding the following currency forward contracts (with maturities extending through December 2013) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$231.6
Indian Rupee	42.8
Chinese Renminbi	41.4
Australian Dollar	5.2
Thai Baht	1.0

As of March 31, 2012, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments as of March 31, 2012 and December 31, 2011 were (in millions):

	March 31, 2012
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.8
Foreign exchange contracts	18.2	4.5	3.2	2.2
Commodity contracts	13.7	2.5	8.7	0.4
Not designated as hedging instruments:
Commodity contracts	2.7	—	2.5	—

Total Derivatives	$34.6	$7.0	$14.4	$42.4

	December 31, 2011
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$42.0
Foreign exchange contracts	0.4	0.1	13.6	11.7
Commodity contracts	2.1	1.0	12.2	1.4
Not designated as hedging instruments:
Foreign exchange contracts	0.1	—	—	—
Commodity contracts	0.2	—	0.3	—

Total Derivatives	$2.8	$1.1	$26.1	$55.1

The effect of derivative instruments on the condensed consolidated statements of equity and comprehensive income for the three months ended March 31, 2012 and April 2, 2011, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other
Comprehensive Income (Loss)	$15.3	$41.4	$(1.2)	$55.5	$(1.9)	$5.3	$0.7	$4.1
Amounts reclassified from Other
Comprehensive Income (Loss):
Gain recognized in Net Sales	—	(0.3)	—	(0.3)	—	0.2	—	0.2
Gain (Loss) recognized in Cost of Sales	(5.8)	0.1	—	(5.7)	8.2	0.5	—	8.7
Loss recognized in Interest Expense	—	—	(3.4)	(3.4)	—	—	(3.2)	(3.2)

The ineffective portion of hedging instruments recognized during the three months ended March 31, 2012 and April 2, 2011 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	March 31, 2012	April 2, 2011
Loss recognized on Currency Forwards in Net Sales	$(0.3)	$—
Gain (Loss) recognized on Currency Forwards in Cost of Sales	0.1	(0.3)

The net AOCI hedging component balance of ($10.3) million loss at March 31, 2012 is net of $5.4 million of net current deferred gains expected to be realized in the next twelve months.

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$18.2	$0.5	Level 2
Derivative Commodity Contracts	16.4	2.6	Level 2
Other Noncurrent Assets:
Derivative Currency Contracts	4.5	0.1	Level 2
Derivative Commodity Contracts	2.5	1.0	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	$4.0	$2.0	Level 3
Hedging Obligations Current:
Derivative Currency Contracts	3.2	13.6	Level 2
Derivative Commodity Contracts	11.2	12.5	Level 2
Hedging Obligations:
Interest Rate Swap	39.8	42.0	Level 2
Derivative Currency Contracts	2.2	11.7	Level 2
Derivative Commodity Contracts	0.4	1.4	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	19.8	21.5	Level 3

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three months ended March 31, 2012 and April 2, 2011 (in millions):

	xxxxx	xxxxx
	Three Months Ended
	March 31, 2012	April 2, 2011
Beginning Balance	$23.5	$11.0
Valuation Adjustments	0.3	(1.2)

Ending Balance	$23.8	$9.8

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the quarter ended March 31, 2012, there were no transfers between classification Levels 1, 2 or 3.

The Level 3 liabilities described above are comprised entirely of the deferred contingent purchase price of two of the Company’s acquisitions as discussed in Note 3, and are measured using Level 3 inputs. In connection with the two acquisitions, the Company recorded a contingent consideration fair value of $23.8 million, as of March 31, 2012, which reflects a $0.3 million increase in the liability from December 31, 2011. The contingent consideration, payable in cash, is based upon sales or earnings before interest and income taxes for the acquired businesses for the applicable contingency period. The fair value of the contingent consideration is a Level 3 input; the measurement of which is derived using a probability weighted discounted cash flow analysis. The Company has estimated that the maximum contingent amount will be paid under both agreements so the key assumption is the estimated timing of the payments. The discounted cash flow utilized risk-based discount rates ranging from approximately 5.0% to 8.0%.

16. RELATED PARTY TRANSACTIONS

As part of the consideration paid for the acquisition of certain assets of Elco S.p.A. on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco S.p.A. The amount is payable in semi-annual payments that end in the third quarter of 2012. During the first three months of 2012, $5.3 million was paid by the Company. The Company has included the remaining balance in Other Accrued Expenses.

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

We also prioritize investments that generate higher return on capital businesses. Our management team is compensated based on a modified Economic Value Added (“EVA”) program which reinforces capital allocation disciplines that drive increases in shareholder value. The key metrics in our program include total sales growth, organic sales growth, operating margin percent and operating cash flow as a percent of net income and ROIC.

Given the current global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Slower economic growth or recessions in the U.S. and international markets may reduce the demand for our products. In particular, we have seen recent period-to-period declines in sales of our products used in residential HVAC applications, in part due to continued weakness in the U.S. residential housing markets as well as the adverse mix impact of the R22 dry-ship conversion.

Net sales for the first quarter 2012 increased 21.9% to $807.9 million compared to $662.7 million in the first quarter 2011. Net sales for the first quarter 2012 included $202.9 million of incremental net sales from recently acquired businesses.

Net Income Attributable to Regal Beloit Corporation increased 25.5% to $48.7 million for the first quarter 2012 compared to $38.8 million for the first quarter 2011. Diluted earnings per share increased to $1.16 for the first quarter 2012 compared to $0.99 for the first quarter 2011.

Results of Operations

Net Sales

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars in Millions)
Net Sales	$807.9	$662.7
Sales growth rate	21.9%	30.6%

Net Sales by Segment:
Electrical segment	$731.4	$594.3
Sales growth rate	23.1%	30.0%
Mechanical segment	$76.5	$68.4
Sales growth rate	11.9%	36.5%

Net sales for the first quarter 2012 included $202.9 million of incremental net sales from the acquired businesses. Excluding the acquired businesses, net sales for the first quarter 2012 also reflected (i) price increases of approximately 2.9% to offset increased material costs, (ii) an approximately 10.8% decrease related to volume and mix changes and (iii) a decrease in foreign currency translation of approximately 0.6%.

In the Electrical segment, net sales for the first quarter 2012 included $194.6 million of incremental net sales from the acquired businesses. North American residential HVAC motor net sales, excluding the acquired businesses, decreased 30.2% in the first quarter 2012 from the first quarter 2011. The decrease was driven by a difficult comparison to the 17.9% net sales increase experienced in the first quarter of 2011, as well as a decline in consumer demand for residential HVAC equipment and the adverse impact of the R22 dry ship conversion.

North American commercial and industrial motor net sales, excluding the divested pool and spa business, increased 7.0% in the first quarter 2012 from the first quarter 2011 primarily due to improving economic conditions, sales of energy efficient motors, pricing initiatives to offset commodity inflation and growth in our North American generator business. Mechanical segment net sales for the first quarter 2012 included $8.4 million from the acquisition of Milwaukee Gear Company. Mechanical segment net sales in North America increased, which helped offset weakness in mechanical sales in Europe and Asia.

Net sales of high efficiency products were 18.1% of total net sales in the first quarter 2012 compared to 18.0% in the first quarter of 2011. The impact of foreign currency exchange rates decreased total net sales by 0.6% for the first quarter 2012 compared to the first quarter 2011. Net sales to regions outside of the United States were 34.2% of total net sales for the first quarter 2012 compared to 36.9% of total net sales for the first quarter 2011.

Gross Profit

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars In Millions)
Gross Profit	$197.6	$164.8
Gross profit percentage	24.5%	24.9%

Gross Profit by Segment:
Electrical segment	$178.8	$145.6
Gross profit percentage	24.4%	24.5%
Mechanical segment	$18.8	$19.2
Gross profit percentage	24.5%	28.1%

Gross profit margin for the first quarter 2012 was 24.5% compared to 24.9% for the first quarter 2011. Gross profit margin for the Electrical segment was 24.4% for the first quarter 2012, which was relatively consistent to 24.5% for the first quarter 2011.

Gross profit margin for the Mechanical segment was 24.5% for the first quarter 2012, compared to 28.1% in the first quarter 2011. The decrease in the gross margin for the Mechanical segment was primarily due to $0.5 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.

Operating Expenses

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars in Millions)
Operating Expenses	$118.5	$100.7
As a percentage of net sales	14.7%	15.2%

Operating Expenses by Segment:
Electrical segment	$109.5	$90.1
As a percentage of net sales	15.0%	15.2%
Mechanical segment	$9.0	$10.6
As a percentage of net sales	11.8%	15.5%

Operating expenses for the first quarter 2012 included $25.2 million related to the acquired businesses. Operating expenses for the first quarter of 2012 reflected an incremental reduction of $6.5 million of acquisition related expenses compared to the first quarter of 2011.

Electrical segment operating expenses for the first quarter 2012 included $24.3 million related to the acquired businesses, net of an incremental reduction of $6.5 million of acquisition related expenses.

Mechanical segment operating expenses decreased primarily due to a gain on sale of assets of $1.3 million, partially offset by a $0.5 million increase related to the acquired businesses.

Income from Operations

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars in Millions)
Income from Operations	$79.1	$64.1
As a percentage of net sales	9.8%	9.7%

Income from Operations by Segment
Electrical segment	$69.4	$55.5
As a percentage of net sales	9.5%	9.3%
Mechanical segment	$9.7	$8.6
As a percentage of net sales	12.7%	12.6%

Income from operations was $79.1 million for the first quarter 2012 compared to $64.1 million for the first quarter 2011. As a percentage of sales, income from operations was 9.8% for the first quarter 2012 compared to 9.7% for the first quarter 2011.

Electrical segment income from operations was 9.5% of net sales for the first quarter 2012 compared to 9.3% of net sales for the first quarter 2011.

Mechanical segment income from operations was 12.7% of net sales for the first quarter 2012 compared to 12.6% of net sales for the first quarter 2011.

Interest Expense, Net

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars in Millions)
Interest Expense, Net	$11.4	$4.8

Net interest expense for the first quarter 2012 was $11.4 million compared to $4.8 million for the first quarter 2011. During 2012, the Company’s net interest expense increased driven by higher debt outstanding to fund the August 2011 acquisition of the Electrical Products Company of A.O. Smith Corporation.

Provision for Income Taxes

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars in Millions)
Income Taxes	$17.8	$18.5
Effective Tax Rate	26.3%	31.2%

The effective tax rate for the first quarter 2012 was 26.3% compared to 31.2% for the first quarter 2011. The change in the effective rates was primarily driven by the worldwide distribution of income and the reduction of a non-U.S. tax item of $1.4 million.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In Millions)
Net Income Attributable to Regal Beloit Corporation	$48.7	$38.8
Fully Diluted Earnings Per Share	$1.16	$0.99
Average Number of Diluted Shares	42.0	39.1

Net Income Attributable to Regal Beloit Corporation for the first quarter 2012 was $48.7 million, an increase of 25.5% compared to $38.8 million for the first quarter 2011. Fully diluted earnings per share was $1.16 for the first quarter 2012 compared to $0.99 for the first quarter 2011. The average number of diluted shares was 42.0 million during the first quarter 2012 compared to 39.1 million during the first quarter 2011.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flow. In addition to operating income, other significant factors affect the our working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital on acceptable terms.

Cash flow provided by operating activities (“operating cash flow”) was $68.5 million for the three months ended March 31, 2012, a $12.3 million increase from the three months ended April 2, 2011. The increase in operating cash flow was driven by higher sales volume from 2011 acquisitions reflected in full quarter 2012 operating results. Net income was $9.1 million higher for the first quarter 2012 compared to the first quarter 2011.

Cash flow used in investing activities was $110.5 million for the first three months of 2012, a $130.2 million increase from the first three months of 2011. Capital expenditures were $19.8 million in the first quarter of 2012. Business acquisitions were $93.0 million for the first three months of 2012, driven by the acquisition of Milwaukee Gear Company, compared to $8.6 million in the first three months of 2011.

Cash flow provided by financing activities for the first three months of 2012 was $61.8 million compared to $7.2 million in the first three months of 2011, primarily due to the use of the revolving credit facility to fund the Milwaukee Gear acquisition.

Working capital was $857.0 million at March 31, 2012, an increase of 11.8% from $766.6 million at December 31, 2011.

The following table presents selected financial information and statistics as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Cash and Cash Equivalents	$164.2	$142.6
Trade Receivables, Net	508.7	424.2
Inventories, Net	590.6	575.8
Working Capital	857.0	766.6
Current Ratio	2.6:1	2.5:1

Cash and Cash Equivalents totaled $164.2 million at March 31, 2012. A significant amount of operating income is earned in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. It is expected that existing cash and cash equivalents available to the U.S., the cash generated by U.S. operations, committed credit lines as well as the expected ability to access the capital markets will be sufficient to fund U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. There are no current trends, demands or uncertainties that are believed reasonably likely to require repatriation or to have a material impact on the Company’s ability to fund its U.S. operations.

At March 31, 2012, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at March 31, 2012 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.10%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023

	$750.0

(1)	Interest rates vary as LIBOR varies. At March 31, 2012, the interest rate was between 1.1% and 1.2%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.

In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which it borrowed an aggregate principal amount of $165.0 million. During 2011, we repaid $20.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At March 31, 2012, the interest rate of 1.2% was based on a margin over LIBOR.

We also have a $500.0 million revolving credit facility that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At March 31, 2012, the interest rate of 1.7% was based on a margin over LIBOR. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total funded debt to our EBITDA. We had $380.0 million of available borrowing capacity under the Facility at March 31, 2012.

The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of March 31, 2012.

Critical Accounting Policies and Estimates

Our disclosures of critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended December 31, 2011, have not materially changed since that report was filed.

The Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing the Condensed Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At March 31, 2012, net of interest rate swaps, we had $507.6 million of fixed rate debt and $478.6 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at March 31, 2012 would result in a change in after-tax annualized earnings of approximately $0.2 million.

We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of March 31, 2012, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(17.6)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(22.2)

As of March 31, 2012 and December 31, 2011, the interest rate swap liability of ($39.8) million and ($42.0) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of ($24.7) million and ($26.0) million as of March 31, 2012 and December 31, 2011, respectively, was recorded in AOCI.

Foreign Currency Risk

We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize its exposure to these risks through a combination of normal operating activities and the utilization of foreign currency exchange contracts to manage our exposure on the transactions denominated in currencies other than the applicable functional currency. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.

As of March 31, 2012, derivative currency assets (liabilities) of $18.2 million, $4.5 million, ($3.2) million, and ($2.2) million, are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively. As of December 31, 2011, derivative currency assets (liabilities) of $0.5 million, $0.1 million, ($13.6) million, and ($11.7) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively. The unrealized gain (loss) on the effective portion of the contracts of $10.7 million net of tax, and ($15.4) million net of tax, as of March 31, 2012 and December 31, 2011, was recorded in AOCI. At March 31, 2012, we had an additional ($0.1) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, we had an additional $0.3 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2012 ( in millions):

			Foreign Exchange Gain (Loss) From:
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$231.6	$19.7	$23.2	$(23.2)
Indian Rupee	42.8	(2.5)	4.3	(4.3)
Chinese Renminbi	41.4	0.1	4.1	(4.1)
Australian Dollar	5.2	0.2	0.5	(0.5)
Thai Baht	1.0	—	0.1	(0.1)

Gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying forecasted non-U.S. dollar denominated cash flows.

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

Derivative commodity assets (liabilities) of $16.4 million, $2.5 million, ($11.2) million, and ($0.4) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively, at March 31, 2012. Derivative commodity assets (liabilities) of $2.6 million, $1.0 million, ($12.5), and ($1.4) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current and Hedging Obligations, respectively, at December 31, 2011. The unrealized gain (loss) on the effective portion of the contracts of $4.4 million net of tax and ($6.4) million net of tax, as of March 31, 2012 and December 31, 2011, respectively, was recorded in AOCI. At March 31, 2012, we had an additional ($0.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, there was an additional ($3.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2012 (dollars in millions):

			Foreign Exchange Gain (Loss) From:
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	130.0	$7.4	$13.0	$(13.0)
Aluminum	9.9	(0.1)	1.0	(1.0)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI balance of ($10.3) million loss at March 31, 2012 is net of $5.4 million of net current deferred gains expected to be realized in the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated here by reference.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our 2011 Annual Report on Form 10-K filed on February 29, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended March 31, 2012.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1 to February 4	282	$53.91	—	2,115,000
February 5 to March 3	—	$—	—	2,115,000
March 4 to March 31	—	$—	—	2,115,000

	282		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the three months ended March 31, 2012, there were 282 shares acquired in connection with equity incentive plans.

The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2012

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: May 10, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.