Form 10-Q
period 2012-06-30
REGAL BELOIT CORP
filed 2012-08-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of July 30, 2012 there were 41,674,633 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Millions, Except Cash Dividends Declared and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net Sales	$863.9	$681.8	$1,671.8	$1,344.4
Cost of Sales	643.8	531.1	1,254.1	1,028.9
Gross Profit	220.1	150.7	417.7	315.5
Operating Expenses	116.8	95.9	235.3	196.6
Income From Operations	103.3	54.8	182.4	118.9
Interest Expense	11.2	4.8	23.0	9.9
Interest Income	0.4	0.4	0.8	0.7
Income Before Taxes	92.5	50.4	160.2	109.7
Provision For Income Taxes	28.2	14.4	46.0	32.9
Net Income	64.3	36.0	114.2	76.8
Less: Net Income Attributable to Noncontrolling Interests	1.6	1.7	2.8	3.6
Net Income Attributable to Regal Beloit Corporation	$62.7	$34.3	$111.4	$73.2
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.50	$0.89	$2.68	$1.89
Assuming Dilution	$1.49	$0.88	$2.65	$1.87
Cash Dividends Declared	$0.19	$0.18	$0.37	$0.35
Weighted Average Number of Shares Outstanding (in millions):
Basic	41.7	38.7	41.6	38.6
Assuming Dilution	42.0	39.2	42.0	39.2
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net Income	$64.3	$36.0	$114.2	$76.8
Other Comprehensive Income (Loss)
Change in pension benefits, net of tax effects of $(0.3) million and $0.3 million for the three months ended June 30, 2012 and July 2, 2011, and $(0.9) million and $0.7 million for the six months ended June 30, 2012 and July 2, 2011, respectively	(0.6)	0.4	(1.5)	1.1
Foreign currency translation adjustments	(30.4)	7.9	(6.7)	18.6
Change in fair value of hedging activities, net of tax effects of $(15.3) million and $(0.5) million for the three months ended June 30, 2012 and July 2, 2011, and $5.6 million and $1.0 million for the six months ended June 30, 2012 and July 2, 2011, respectively	(25.5)	(0.9)	9.1	1.7
Hedging activities reclassified into earnings from Other Comprehensive Income (Loss), net of tax effects of $2.1 million and $(3.2) million for the three months ended June 30, 2012 and July 2, 2011, and $5.6 million and $(5.3) million for the six months ended June 30, 2012 and July 2, 2011, respectively.	3.2	(5.1)	9.1	(8.7)
Total Other Comprehensive Income (Loss)	(53.3)	2.3	10.0	12.7
Comprehensive Income	11.0	38.3	124.2	89.5
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.7	1.9	2.4	3.3
Comprehensive Income Attributable to Regal Beloit Corporation	$10.3	$36.4	$121.8	$86.2

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$190.9	$142.6
Trade Receivables, less Allowances of $12.3 million in 2012 and $13.6 million in 2011	525.0	424.2
Inventories	583.9	575.8
Prepaid Expenses and Other Current Assets	86.5	99.9
Deferred Income Tax Benefits	51.0	48.6
Total Current Assets	1,437.3	1,291.1
Net Property, Plant, and Equipment	565.1	534.0
Goodwill	1,139.0	1,117.6
Intangible Assets, Net of Amortization	312.3	316.3
Other Noncurrent Assets	9.8	7.5
Total Assets	$3,463.5	$3,266.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$341.7	$249.4
Dividends Payable	7.9	7.5
Hedging Obligations	13.5	26.1
Accrued Compensation and Employee Benefits	86.7	81.7
Other Accrued Expenses	155.9	149.8
Current Maturities of Debt	11.1	10.0
Total Current Liabilities	616.8	524.5
Long-Term Debt	899.8	909.2
Deferred Income Taxes	111.2	100.1
Hedging Obligations	43.5	55.1
Pension and Other Post Retirement Benefits	61.1	60.6
Other Noncurrent Liabilities	40.3	40.6
Commitments and Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 41.7 million shares and 41.6 million shares issued in 2012 and 2011, respectively	0.4	0.4
Additional Paid-In Capital	695.1	689.4
Retained Earnings	1,047.2	951.3
Accumulated Other Comprehensive Loss	(94.8)	(105.2)
Total Regal Beloit Corporation Shareholders' Equity	1,647.9	1,535.9
Noncontrolling Interests	42.9	40.5
Total Equity	1,690.8	1,576.4
Total Liabilities and Equity	$3,463.5	$3,266.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of January 1, 2011	$0.4	$535.8	$827.5	$(1.7)	$35.2	$1,397.2
Net Income	—	—	73.2	—	3.6	76.8
Other Comprehensive Income (Loss)	—	—	—	13.0	(0.3)	12.7
Dividends Declared ($0.35 per share)	—	—	(13.6)	—	—	(13.6)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.2	—	—	—	1.2
Share-based Compensation	—	6.2	—	—	—	6.2
Balance as of July 2, 2011	$0.4	$543.2	$887.1	$11.3	$38.5	$1,480.5

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	111.4	—	2.8	114.2
Other Comprehensive Income (Loss)	—	—	—	10.4	(0.4)	10.0
Dividends Declared ($0.37 per share)	—	—	(15.5)	—	—	(15.5)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.2	—	—	—	1.2
Share-based Compensation	—	4.5	—	—	—	4.5
Balance as of June 30, 2012	$0.4	$695.1	$1,047.2	$(94.8)	$42.9	$1,690.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114.2	$76.8
Adjustments to reconcile net income and changes in assets and liabilities (net of acquisitions) to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	63.1	43.6
Excess tax benefits from share-based compensation	(0.9)	(1.0)
(Gain) loss on disposition of assets	(1.4)	0.5
Share-based compensation expense	4.5	6.2
Change in assets and liabilities	24.9	(16.5)
Net cash provided by operating activities	204.4	109.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(44.8)	(38.5)
Sales of investment securities	—	56.0
Business acquisitions, net of cash acquired	(95.3)	(22.1)
Grants received for capital expenditures	2.4	—
Proceeds from sale of assets	2.7	0.2
Net cash used in investing activities	(135.0)	(4.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	231.0	—
Repayments under revolving credit facility	(240.0)	—
Proceeds from short-term borrowings	9.2	20.5
Repayments of short-term borrowings	(8.4)	(15.4)
Payments of long-term debt	(0.1)	(0.1)
Dividends paid to shareholders	(15.0)	(13.1)
Proceeds from the exercise of stock options	2.1	1.8
Excess tax benefits from share-based compensation	0.9	1.0
Financing fees paid	—	(1.9)
Net cash used in financing activities	(20.3)	(7.2)
EFFECT OF EXCHANGE RATES ON CASH	(0.8)	2.8
Net increase in cash and cash equivalents	48.3	100.8
Cash and cash equivalents at beginning of period	142.6	174.5
Cash and cash equivalents at end of period	$190.9	$275.3
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 31, 2011, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and July 2, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed on February 29, 2012.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
On January 1, 2012, the Company adopted new guidance which changes the presentation of comprehensive income. Under the new guidance, the Company has reported a separate Condensed Consolidated Statement of Comprehensive Income for all periods presented.
On January 1, 2012, the Company adopted new guidance which provides an option to first assess qualitative factors in determining whether is is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will perform its annual goodwill impairment test in the fourth quarter and does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

2. OTHER FINANCIAL INFORMATION
Inventories
Cost for approximately 54% and 45% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method as of June 30, 2012 and December 31, 2011, respectively. The approximate percentage distribution between major classes of inventories was as follows:

	June 30, 2012	December 31, 2011
Raw Material and Work in Process	41%	38%
Finished Goods and Purchased Parts	59%	62%
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	June 30, 2012	December 31, 2011
Land and Improvements	$74.2	$74.1
Buildings and Improvements	193.4	189.3
Machinery and Equipment	731.6	667.2
Property, Plant and Equipment	999.2	930.6
Less: Accumulated Depreciation	(434.1)	(396.6)
Net Property, Plant and Equipment	$565.1	$534.0

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses, which were recorded in operating expenses, were immaterial for the three and six months ended June 30, 2012. Acquisition-related expenses were $3.5 million and $10.1 million for the three and six months ended July 2, 2011, respectively.
2012 Acquisitions
During the quarter ended June 30, 2012, the Company acquired a Mexico based electrical products company for $1.3 million. It also acquired the assets from a Canadian affiliate of its Elco B.V. joint venture for $1.4 million.
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
Pro Forma Financial Information
The following pro forma financial information shows the results of continuing operations for the three and six months ended July 2, 2011 as though the acquisition of EPC occurred at the beginning of the 2010 fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	July 2, 2011	July 2, 2011
Pro forma net sales	$904.5	$1,768.6
Pro forma net income	48.3	105.6
Basic earnings per share as reported	$0.89	$1.89
Pro forma basic earnings per share	1.17	2.55
Diluted earnings per share as reported	0.88	1.87
Pro forma diluted earnings per share	1.15	2.51

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
On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash and an additional amount should certain future performance expectations be met. At June 30, 2012, the Company has recorded a liability of $13.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company’s Electrical segment.
On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company’s Mechanical segment.

4. COMPREHENSIVE INCOME
As required, the Company adopted new guidance on the presentation of comprehensive income during 2012. Condensed Consolidated Statements of Comprehensive Income are included in the Company’s Condensed Consolidated Financial Statements for all periods presented.
Foreign currency translation adjustments, hedging activities on derivative instruments and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss. The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in millions):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(26.3)	$(20.0)
Hedging activities, net of tax	(32.6)	(50.8)
Pension benefits, net of tax	(35.9)	(34.4)
	$(94.8)	$(105.2)

5. WARRANTY COSTS
The Company generally recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2012 and July 2, 2011 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Beginning balance	$25.0	$12.6	$24.2	$12.8
Deduct: Payments	(8.6)	(3.0)	(13.4)	(5.8)
Add: Provision	9.7	31.3	15.2	33.8
Acquisition	—	—	0.1	—
Translation Adjustments	(0.1)	—	(0.1)	0.1
Ending balance	$26.0	$40.9	$26.0	$40.9
The accrued warranty costs for three and six months ended July 2, 2011 include $28.0 million in accrued costs due to the previously disclosed warranty expense item.
Accrued warranty costs are included with Other Accrued Expenses on the Condensed Consolidated Balance Sheets.

6. BUSINESS SEGMENTS
The Company has two reportable segments, Mechanical and Electrical (in millions):

	Electrical	Mechanical	Eliminations	Total
Three months ended June 30, 2012
External sales	$783.6	$80.3	$—	$863.9
Intersegment sales	1.0	0.8	(1.8)	—
Total sales	784.6	81.1	(1.8)	863.9
Segment income from operations	91.5	11.8	—	103.3
Identifiable assets	3,251.4	212.1	—	3,463.5
Depreciation and amortization	29.1	3.1	—	32.2
Three months ended July 2, 2011
External Sales	$611.3	$70.5	$—	$681.8
Intersegment sales	2.8	0.6	(3.4)	—
Total sales	614.1	71.1	(3.4)	681.8
Segment income from operations	44.9	9.9	—	54.8
Identifiable assets	2,510.4	135.9	—	2,646.3
Depreciation and amortization	20.1	1.9	—	22.0
	Electrical	Mechanical	Eliminations	Total
Six months ended June 30, 2012
External sales	$1,515.0	$156.8	$—	$1,671.8
Intersegment sales	1.8	1.6	(3.4)	—
Total sales	1,516.8	158.4	(3.4)	1,671.8
Segment income from operations	160.9	21.5	—	182.4
Identifiable assets	3,251.4	212.1	—	3,463.5
Depreciation and amortization	57.5	5.6	—	63.1
Six months ended July 2, 2011
External Sales	$1,205.6	$138.8	$—	$1,344.4
Intersegment sales	5.2	1.2	(6.4)	—
Total sales	1,210.8	140.0	(6.4)	1,344.4
Segment income from operations	100.4	18.5	—	118.9
Identifiable assets	2,510.4	135.9	—	2,646.3
Depreciation and amortization	40.6	3.0	—	43.6

7. GOODWILL AND OTHER INTANGIBLES
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
At June 30, 2012, most of the Company’s goodwill is attributable to the Electrical segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6
Acquisitions and Valuation Adjustments	21.7	0.3	21.4
Foreign Currency Translation Adjustments	(0.3)	(0.3)	—
Balance as of June 30, 2012	$1,139.0	$1,105.0	$34.0
Intangible Assets
Intangible assets consisted of the following (in millions):

		June 30, 2012		December 31, 2011
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 -14	$241.7	$(66.8)	$227.5	$(56.4)
Technology	3 - 9	129.8	(33.0)	128.2	(24.7)
Trademarks	3 -20	32.3	(14.2)	30.9	(12.8)
In-process Research and Development	N/A	17.2	—	17.2	—
Patent and Engineering Drawings	10	16.6	(12.5)	16.6	(11.7)
Non-compete Agreements	3 - 5	8.1	(6.9)	8.1	(6.6)
		$445.7	(133.4)	$428.5	(112.2)
Net Values			$312.3		$316.3
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2012	$44.1
2013	43.4
2014	42.2
2015	34.6
2016	30.8

Amortization expense recorded for the three and six months ended June 30, 2012 was $10.9 million and $21.7 million respectively. Amortization expense recorded for the three and six months ended July 2, 2011 was $7.3 million and $14.4 million, respectively.
In-process research and development projects are estimated to be completed by the end of 2013 and amortization will begin upon project completion.

8. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of June 30, 2012 and December 31, 2011 was as follows (in millions):

	June 30, 2012	December 31, 2011
Senior notes	$750.0	$750.0
Term loan	145.0	145.0
Revolving credit facility	—	9.0
Other	15.9	15.2
	910.9	919.2
Less: Current maturities	(11.1)	(10.0)
Non-current portion	$899.8	$909.2

At June 30, 2012, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At June 30, 2012, the interest rate was between 1.1% and 1.2%.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby it borrowed an aggregate principal amount of $165.0 million. During 2011, the Company repaid $20.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Loan Agreement. These interest rates also vary as LIBOR varies. At June 30, 2012, the interest rate of 1.2% was based on a margin over LIBOR. The Term Loan remains classified as long-term debt at June 30, 2012 as the Company has the current intent and ability to use the availability under its credit facility to refinance the Term Loan.
The Company also has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. At June 30, 2012, there were no borrowings outstanding on the Facility. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA.
Based on rates for instruments with comparable maturities and terms, which are classified as Level 2 inputs, the approximate fair value of the Company's debt was $946.7 million and $951.0 million as of June 30, 2012 and December 31, 2011, respectively.
The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of June 30, 2012.
The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of Notes to Condensed Consolidated Financial Statements.)
At June 30, 2012, other notes payable of approximately $15.9 million were outstanding with a weighted average interest rate of 1.8%.

9. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$0.6	$0.6	$1.2	$1.3
Interest cost	1.8	2.0	3.7	4.0
Expected return on plan assets	(1.9)	(1.8)	(3.7)	(3.6)
Amortization of prior service cost and net actuarial loss	1.0	0.9	1.9	1.8
Net periodic benefit expense	$1.5	$1.7	$3.1	$3.5

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2012 fiscal year is $3.6 million and $0.2 million, respectively.
During the first six months of 2012 and 2011, the Company contributed $3.9 million and $1.2 million, respectively, to defined benefit pension plans. The Company expects to contribute an additional $3.8 million, for total contributions of $7.7 million in 2012. The Company contributed a total of $6.5 million in 2011. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2011 Annual Report on Form 10-K filed on February 29, 2012.

10. SHAREHOLDERS’ EQUITY
The Company recognized approximately $2.4 million and $4.4 million in share-based compensation expense for the three month period ended June 30, 2012 and July 2, 2011, respectively. Share-based compensation expense for the six month period ended June 30, 2012 and July 2, 2011 was $4.5 million and $6.2 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the six months ended June 30, 2012 and July 2, 2011 was approximately $0.9 million and $1.0 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of June 30, 2012, total unrecognized compensation cost related to share-based compensation awards was approximately $26.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.1 years.
The Company was authorized, as of June 30, 2012, to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, restricted stock and restricted stock units. Approximately 1.0 million shares were available for future grant or payment under the various plans at June 30, 2012.
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
The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the six months ended June 30, 2012 and July 2, 2011, respectively, 255,225 and 333,750 share-based incentive awards were granted. The per share weighted average fair value of share-based incentive awards granted during those respective periods was $22.45 and $26.81.
The assumptions used in our Black-Scholes valuation related to grants were as follows:

	June 30, 2012	July 2, 2011
Risk-free interest rate	1.3%	2.6%
Expected life (years)	7.0	7.0
Expected volatility	37.6%	35.5%
Expected dividend yield	1.2%	1.0%

A summary of share-based awards (options and SARs) as of June 30, 2012 follows below. Forfeitures of share-based awards during the six months ended June 30, 2012 totaled 13,640.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,849,830	$52.26	6.5	$21.9
Exercisable	914,065	41.92	4.4	18.6

Restricted Stock and Restricted Stock Units
Changes in restricted stock awards for the six months ended June 30, 2012 were as follows:

	Shares	Weighted Average Value

Unvested restricted stock awards, December 31, 2011	138,330	$60.67
Granted	92,236	63.56
Vested	(32,300)	43.11
Forfeited	(255)	63.56
Unvested restricted stock awards June 30, 2012	198,011	$64.85
As of June 30, 2012, the Company's restricted stock outstanding had a weighted average grant date fair value of $64.85. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of the grant.

11. INCOME TAXES
The effective tax rate for the three months ended June 30, 2012 was 30.5% versus 28.6% for the three months ended July 2, 2011. The effective tax rate for the six months ended June 30, 2012 was 28.7% versus 30.0% for the six months ended July 2, 2011. The change in the effective rates was driven primarily by the mix of global earnings distribution of income.
As of both June 30, 2012 and December 31, 2011, the Company had approximately $7.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. U.S. federal tax returns from 2008 through 2011 and various state tax returns remain subject to income tax examinations by tax authorities.

12. EARNINGS PER SHARE (EPS)
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Denominator for basic EPS (weighted average)	41.7	38.7	41.6	38.6
Effect of dilutive securities	0.3	0.5	0.4	0.6
Denominator for diluted EPS	42.0	39.2	42.0	39.2

The “Effect of dilutive securities” represents the dilution impact of equity awards for the three and six months ended June 30, 2012 and July 2, 2011, respectively. As of the three months ended June 30, 2012, the Company had approximately 0.6 million shares where the exercise price was above the market price, and which were excluded from the calculation of the effect dilutive shares as the effect of such options was anti-dilutive. There were no shares where the exercise price was above the market price for the three months ended July 2, 2011. For the six months ended June 30, 2012 and July 2, 2011, there were 0.6 million and 0.4 million, respectively, where the exercise price was above the market price, and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.

13. CONTINGENCIES
One of the Company’s subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, the Company does not believe these claims, individually or in the aggregate, will have a material effect on its interim consolidated financial statements as a whole.
The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury or other damage. The Company accrues for anticipated costs in defending against such lawsuits in amounts that the Company believes are adequate, and the Company does not believe that the outcome of any such lawsuit, individually or in the aggregate, will have a material effect on the Company’s interim consolidated financial statements as a whole.

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2012.
Cash flow hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. All derivative instruments used by the Company impact operating cash flows.
At June 30, 2012, the Company had an additional $(2.2) million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (Loss) (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, the Company had an additional $(2.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of June 30, 2012, the Company had outstanding the following commodity forward contracts (with maturities extending through September 2013) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$141.0
Aluminum	8.7

As of June 30, 2012, the Company had outstanding the following currency forward contracts (with maturities extending through December 2014) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$216.2
Chinese Renminbi	156.4
Indian Rupee	45.5
Thai Baht	12.3

As of June 30, 2012, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of June 30, 2012 and December 31, 2011 were (in millions):

	June 30, 2012
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$39.5
Foreign exchange contracts	3.1	2.8	8.0	3.7
Commodity contracts	2.2	0.1	4.8	0.3
Not designated as hedging instruments:
Commodity contracts	0.3	—	0.7	—
Total Derivatives	$5.6	$2.9	$13.5	$43.5

	December 31, 2011
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$42.0
Foreign exchange contracts	0.4	0.1	13.6	11.7
Commodity contracts	2.1	1.0	12.2	1.4
Not designated as hedging instruments:
Foreign exchange contracts	0.1	—	—	—
Commodity contracts	0.2	—	0.3	—
Total Derivatives	$2.8	$1.1	$26.1	$55.1

The effect of derivative instruments on the Condensed Consolidated Statements of Equity and Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	June 30, 2012				July 2, 2011
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(11.5)	$(26.3)	$(3.0)	$(40.8)	$1.7	$3.3	$(6.4)	$(1.4)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Net Sales	—	(0.7)	—	(0.7)	—	0.2	—	0.2
Gain (Loss) recognized in Cost of Sales	(0.7)	(0.5)	—	(1.2)	8.9	2.4	—	11.3
Loss recognized in Interest Expense	—	—	(3.4)	(3.4)	—	—	(3.2)	(3.2)

	Six Months Ended
	June 30, 2012				July 2, 2011
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$3.8	$15.1	$(4.2)	$14.7	$(0.2)	$8.6	$(5.7)	$2.7
Amounts reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Net Sales	—	(1.0)	—	(1.0)	—	0.4	—	0.4
Gain (Loss) recognized in Cost of Sales	(6.5)	(0.4)	—	(6.9)	17.1	2.9	—	20.0
Loss recognized in Interest Expense	—	—	(6.8)	(6.8)	—	—	(6.4)	(6.4)

The ineffective portion of hedging instruments recognized during the six months ended June 30, 2012 and July 2, 2011 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Net Sales	$—	$0.3	$—	$—	$—	$—	$—	$—
Gain (Loss) recognized in Cost of Sales	(0.3)	0.5	(2.0)	(6.0)	(0.3)	0.6	(0.2)	(0.9)

The net AOCI hedging component balance of $(32.6) million loss at June 30, 2012 includes $(14.5) million of net current deferred losses expected to be realized in the next twelve months.

15. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the Company's accounts receivable, accounts payable and variable rate debt approximated book value as of June 30, 2012 and December 31, 2011, respectively, due to their short-term nature and the fact that applicable interest rates approximated market rates of interest.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$3.1	$0.5	Level 2
Derivative Commodity Contracts	2.5	2.6	Level 2
Other Noncurrent Assets:
Derivative Currency Contracts	2.8	0.1	Level 2
Derivative Commodity Contracts	0.1	1.0	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	$3.1	$2.0	Level 3
Hedging Obligations Current:
Derivative Currency Contracts	8.0	13.6	Level 2
Derivative Commodity Contracts	5.5	12.5	Level 2
Hedging Obligations:
Interest Rate Swap	39.5	42.0	Level 2
Derivative Currency Contracts	3.7	11.7	Level 2
Derivative Commodity Contracts	0.3	1.4	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	20.1	21.5	Level 3

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2012 and July 2, 2011 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Beginning Balance	$23.8	$9.2	$23.5	$11.0
Valuation Adjustments	0.3	—	0.6	(1.8)
Acquisitions	—	16.7	—	16.7
Payments	(0.9)	—	(0.9)	—
Ending Balance	$23.2	$25.9	$23.2	$25.9

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the six months ended June 30, 2012, there were no transfers between classification Levels 1, 2 or 3.
The Level 3 liabilities described above are comprised entirely of the deferred contingent purchase price of two of the Company’s acquisitions and are measured using Level 3 inputs. In connection with the two acquisitions, the Company had a contingent consideration fair value of $23.2 million as of June 30, 2012 which reflects a $0.6 million increase in the liability from December 31, 2011. Payments of $0.9 million were made during the three months ended June 30, 2012. The contingent consideration, payable in cash, is based upon sales or earnings before interest and income taxes for the acquired businesses for the applicable contingency period. The fair value of the contingent consideration is a Level 3 input; the measurement of which is derived using a probability weighted discounted cash flow analysis. The Company has estimated that the maximum contingent amount will be paid under both agreements so the key assumption is the estimated timing of the payments. The discounted cash flow utilized risk-based discount rates ranging from approximately 5.0% to 8.0%.
See Note 8 of Notes to Condensed Consolidated Financial Statements for the disclosure on the Company's fair value of debt at June 30, 2012 and December 31, 2011.

16. RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of certain assets of Elco S.p.A. on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco S.p.A.. The amount is payable in semi-annual payments that end in the third quarter of 2012. During the first six months of 2012, $5.3 million was paid by the Company. The Company has included the remaining balance in Other Accrued Expenses.

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

We also prioritize investments that generate higher return on capital. Our management team is compensated based on a modified Economic Value Added (“EVA”) program which reinforces capital allocation disciplines that drive increases in shareholder value. The key metrics in our program include total sales growth, organic sales growth, operating margin percent, operating cash flow as a percent of net income, and ROIC.

Given the current global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Slower economic growth or recessions in the U.S. and international markets may reduce the demand for our products. In particular, we have seen recent period-to-period declines in sales of our products used in residential HVAC applications, in part due to continued weakness in the U.S. residential housing markets as well as the adverse impact of the R22 dry-ship conversion.

Net sales for the second quarter 2012 increased 26.7% to $863.9 million compared to $681.8 million in the second quarter 2011. Net sales for the second quarter 2012 included $225.2 million of incremental net sales from recently acquired businesses.
Net Income Attributable to Regal Beloit Corporation increased 82.8% to $62.7 million for the second quarter 2012 compared to $34.3 million for the second quarter 2011. Diluted earnings per share increased to $1.49 for the second quarter 2012 compared to $.88 for the second quarter 2011.
Net cash provided by operating activities was $204.4 million for the six months ended June 30, 2012, an increase of $94.8 million from the comparable prior year period.

Results of Operations
Net Sales

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Dollars in Millions)
Net Sales	$863.9	$681.8	$1,671.8	$1,344.4
Sales growth rate	26.7%	16.7%	24.4%	23.2%

Net Sales by Segment:
Electrical segment	$783.6	$611.3	$1,515	$1,205.6
Sales growth rate	28.2%	16.9%	25.7%	23%
Mechanical segment	$80.3	$70.5	$156.8	$138.8
Sales growth rate	13.9%	14.8%	13.0%	24.6%

Three Months Ended June 30, 2012
Net sales for the second quarter 2012 included $225.1 million of incremental net sales from the acquired businesses. Excluding the acquired businesses, net sales for the second quarter 2012 also reflected (i) price increases of approximately 1.3% to offset increased material costs, (ii) a decrease of approximately 5.5% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 2.1%.
In the Electrical segment, net sales for the second quarter 2012 included $212.6 million of incremental net sales from the acquired businesses. North American residential HVAC motor net sales, excluding the acquired businesses, decreased 11.9% in the second quarter 2012 from the second quarter 2011. The decrease was driven primarily by the adverse impact of the R22 dry ship conversion.
North American commercial and industrial motor net sales, adjusted for the divested pool and spa business, increased 1.3% in the second quarter 2012 from the second quarter 2011. Mechanical segment net sales included incremental sales from the acquired business of $12.5 million in the second quarter of 2012. Excluding the acquired and divested businesses, Mechanical segment sales in North America for the second quarter of 2012 increased 9.1% compared to the second quarter 2011, which helped offset weakness in Mechanical sales in Europe and Asia.
Net sales of high efficiency products were 20.2% of total net sales in the second quarter 2012 compared to 19.9% in the second quarter 2011. The impact of foreign currency exchange rates decreased total net sales by approximately 2.1% for the second quarter 2012 compared to a 2.5% positive impact for the second quarter 2011. Net sales to regions outside of the United States increased 9.5% compared to the second quarter 2011 and represented 31.7% of total net sales in the second quarter 2012 compared to 36.6% in the second quarter 2011.
Six Months Ended June 30, 2012
Net sales for the six months ended June 30, 2012 included $428.1 million of incremental net sales from the acquired businesses. Excluding the acquired businesses, net sales for the six months ended June 30, 2012 also reflected (i) price increases of approximately 1.9% to offset increased material costs, (ii) a decrease of approximately 8.1% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 1.3%.
In the Electrical segment, net sales for the six months ended June 30, 2012 included $407.1 million of incremental net sales from the acquired businesses. North American residential HVAC motor net sales, excluding the acquired businesses, decreased 21.0% in the six months ended June 30, 2012 from the six months ended July 2, 2011. The decrease was driven primarily by the adverse impact of the R22 dry ship conversion.
North American commercial and industrial motor net sales, adjusted for the divested pool and spa business, increased 2.0% in the six months ended June 30, 2012 from the six months ended July 2, 2011. Mechanical segment net sales included incremental sales from the acquired business of $21.0 million for the six months ended June 30, 2012. Excluding the acquired and divested businesses, Mechanical segment sales in North America for the for the six months ended June 30, 2012 increased 11.9% compared to July 2, 2011.
Net sales of high efficiency products were 19.2% of total net sales in the six months ended June 30, 2012 compared to 17.9% in the six months ended July 2, 2011. The impact of foreign currency exchange rates decreased total net sales by approximately 1.3% for the six months ended June 30, 2012 compared to a 1.8% positive impact for the six months ended July 2, 2011. Net sales to regions outside the United States increased 11.3% for the six months ended June 30, 2012 compared to the six months ended July 2, 2011 and represented 32.9% of total net sales for the six months ended June 30, 2012 compared to 36.7% for the six months ended July 2, 2011.
Gross Profit

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Dollars in Millions)
Gross Profit	$220.1	$150.7	$417.7	$315.5
Gross profit percentage	25.5%	22.1%	25.0%	23.5%

Gross Profit by Segment:
Electrical segment	$197.3	$130.3	$376.1	$275.9
Gross profit percentage	25.2%	21.3%	24.8%	22.9%
Mechanical segment	$22.8	$20.4	$41.6	$39.6
Gross profit percentage	28.4%	28.9%	26.5%	28.5%

Three Months Ended June 30, 2012
Gross profit margin for the second quarter 2012 was 25.5% compared to 22.1% for the second quarter 2011. Electrical segment was 25.2% for the second quarter 2012, compared to 21.3% for the second quarter 2011. Cost of sales for the second quarter 2012 included $0.5 million of restructuring costs in the Electrical segment which negatively impacted gross profit margin. Cost of sales for the second quarter 2011 included $28.0 million from a previously disclosed warranty expense item in the Electrical segment's cost of sales which negatively impacted gross profit margin. Gross profit margin for the
Gross profit margin for the Mechanical segment was 28.4% for the second quarter 2012, relatively consistent with 28.9% in the second quarter 2011.
Six Months Ended June 30, 2012
Gross profit margin for the six months ended June 30, 2012 was 25.0% compared to 23.5% for the six months ended July 2, 2011. Gross profit margin for the Electrical segment was 24.8% for the six months ended June 30, 2012, compared to 22.9% for the six months ended July 2, 2011. Cost of sales for the six months ended June 30, 2012 included $0.5 million of restructuring costs in the Electrical segment which negatively impacted gross profit margin. Cost of sales for the six months ended July 2, 2011 included $28.0 million from a previously disclosed warranty expense item in the Electrical segment's cost of sales which negatively impacted gross profit margin.
Gross profit margin for the Mechanical segment was 26.5% for the six months ended June 30, 2012, compared to 28.5% in the six months ended July 2, 2011. The decrease in the gross margin for the Mechanical segment for the six months ended June 30, 2012 was primarily due to $0.7 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Dollars in Millions)
Operating Expenses	$116.8	$95.9	$235.3	$196.6
As a percentage of net sales	13.5%	14.1%	14.1%	14.6%

Operating Expenses by Segment:
Electrical segment	$105.8	$85.4	$215.3	$175.5
As a percentage of net sales	13.5%	14.0%	14.2%	14.6%
Mechanical segment	$11.0	$10.5	$20.0	$21.1
As a percentage of net sales	13.7%	14.9%	12.8%	15.2%

Three Months Ended June 30, 2012
Operating expenses for the second quarter 2012 increased $20.9 million and included $23.4 million related to the acquired businesses. Second quarter 2012 included a reduction of $3.5 million of acquisition related expenses as compared to the second quarter of 2011.
Electrical segment operating expenses for the second quarter 2012 included $22.2 million related to the acquired businesses, net of a reduction of $3.5 million of acquisition related expenses.
Mechanical segment operating expenses included an incremental $1.2 million related to the acquired business.
Six Months Ended June 30, 2012
Operating expenses for the six months ended June 30, 2012 included $48.6 million related to the acquired businesses and reflected a reduction of $10.1 million of acquisition related expenses compared to the six months ended July 2, 2011.
Electrical segment operating expenses for the six months ended June 30, 2012 included $46.5 million related to the acquired businesses, and reflected a reduction of $10.1 million of acquisition related expenses.
Mechanical segment operating expenses for the six months ended June 30, 2012 included a gain of sale of assets of $1.3 million.
Income from Operations

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Dollars in Millions)
Income from Operations	$103.3	$54.8	$182.4	$118.9
As a percentage of net sales	12.0%	8.0%	10.9%	8.9%

Income from Operations by Segment
Electrical segment	$91.5	$44.9	$160.9	$100.4
As a percentage of net sales	11.7%	7.4%	10.6%	8.3%
Mechanical segment	$11.8	$9.9	$21.5	$18.5
As a percentage of net sales	14.7%	14.0%	13.7%	13.3%

Three Months Ended June 30, 2012
Income from operations was $103.3 million for the second quarter 2012 compared to $54.8 million for the second quarter 2011. As a percentage of sales, income from operations was 12.0% for the second quarter 2012 compared to 8.0% for the second quarter 2011.
Electrical segment income from operations was 11.7% of net sales for the second quarter 2012 compared to 7.4% of net sales for the second quarter 2011. Cost of sales for the second quarter 2012 included $0.5 million of restructuring costs in the Electrical segment which negatively impacted income from operations. Cost of sales for the second quarter 2011 included $28.0 million from a previously disclosed warranty expense item in the Electrical segment's cost of sales which negatively impacted income from operations.
Mechanical segment income from operations was 14.7% of net sales for the second quarter 2012 compared to 14.0% of net sales for the second quarter 2011.
Six Months Ended June 30, 2012
Income from operations was $182.4 million for the six months ended June 30, 2012 compared to $118.9 million for the six months ended July 2, 2011. As a percentage of sales, income from operations was 10.9% for the six months ended June 30, 2012 compared to 8.9% for the six months ended July 2, 2011.
Electrical segment income from operations was 10.6% of net sales for the six months ended June 30, 2012 compared to 8.3% of net sales for the six months ended July 2, 2011. Cost of sales for the six months ended June 30, 2012 included $0.5 million of restructuring costs in the Electrical segment which negatively impacted income from operations. Cost of sales for the six months ended July 2, 2011 included $28.0 million from a previously disclosed warranty expense item in the Electrical segment's cost of sales which negatively impacted income from operations.
Mechanical segment income from operations was 13.7% of net sales for the six months ended June 30, 2012 compared to 13.3% of net sales for the six months ended July 2, 2011.

Interest Expense, Net
	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Dollars in Millions)
Interest Expense, Net	$10.8	$4.4	$22.2	$9.2

Three Months Ended June 30, 2012
Net interest expense for the second quarter 2012 was $10.8 million compared to $4.4 million for the second quarter 2011. During 2012, the Company's net interest expense increased driven by higher debt outstanding to fund the August 2011 acquisition of the Electrical Products Company of A.O. Smith Corporation.
Six Months Ended June 30, 2012
Net interest expense for the six months ended June 30, 2012 was $22.2 million compared to $9.2 million for the six months ended July 2, 2011. During 2012, the Company's net interest expense increased driven by higher debt outstanding to fund the August 2011 acquisition of the Electrical Products Company of A.O. Smith Corporation.

Provision for Income Taxes
	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Dollars in Millions)
Income Taxes	$28.2	$14.4	$46.0	$33.0
Effective Tax Rate	30.5%	28.6%	28.7%	30.0%

Three Months Ended June 30, 2012
The effective tax rate for the second quarter 2012 was 30.5% compared to 28.6% for the second quarter 2011. The change in the effective rates was primarily driven by the global mix of earnings.
Six Months Ended June 30, 2012
The effective tax rate for the six months ended June 30, 2012 was 28.7% compared to 30.0% for the six months ended July 2, 2011. The change in the effective rates was primarily driven by the global mix of earnings.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$62.7	$34.3	$111.4	$73.2
Fully Diluted Earnings Per Share	$1.49	$0.88	$2.65	$1.87
Average Number of Diluted Shares	42.0	39.2	42.0	39.2

Three Months Ended June 30, 2012
Net Income Attributable to Regal Beloit Corporation for the second quarter 2012 was $62.7 million, an increase of 82.8% compared to $34.3 million for the second quarter 2011. Fully diluted earnings per share was $1.49 for the second quarter 2012 compared to $0.88 for the first quarter 2011. The average number of diluted shares was 42.0 million during the second quarter 2012 compared to 39.2 million during the second quarter 2011.
Six Months Ended June 30, 2012
Net Income Attributable to Regal Beloit Corporation for the six months ended June 30, 2012 was $111.4 million, an increase of 52.2% compared to $73.2 million for the six months ended July 2, 2011. Fully diluted earnings per share was $2.65 for the six months ended June 30, 2012 compared to $1.87 for the six months ended July 2, 2011. The average number of diluted shares was 42.0 million during the six months ended June 30, 2012 compared to 39.2 million during the six months ended July 2, 2011.

Liquidity and Capital Resources
Our principal source of liquidity is operating cash flow. In addition to operating income, other significant factors affect our working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital on acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $204.4 million for the six months ended June 30, 2012, a $94.8 million increase from the six months ended July 2, 2011. The increase in operating cash flow was driven by higher sales volume and earnings from 2011 acquisitions reflected in full six month 2012 operating results. Net income was $37.4 million higher for the six months ended June 30, 2012 compared to the six months ended July 2, 2011.
Cash flow used in investing activities was $135.0 million for the six months ended June 30, 2012, a $130.6 million increase from the six months ended July 2, 2011. Capital expenditures were $44.8 million in the six months ended June 30, 2012. Business acquisitions were $95.3 million for the six months ended June 30, 2012, driven by the acquisition of Milwaukee Gear Company, compared to $22.1 million for the six months ended July 2, 2011.
Cash flow used in financing activities for the six months ended June 30, 2012 was $20.3 million compared to $7.2 million in the six months ended July 2, 2011, primarily due to the 2012 increase in net repayment of borrowings.
Working capital was $820.5 million at June 30, 2012, an increase of 7.0% from $766.6 million at December 31, 2011.
The following table presents selected financial information and statistics as of June 30, 2012 and December 31, 2011 (in millions):

	June 30,	December 31,
	2012	2011
Cash and Cash Equivalents	$190.9	$142.6
Trade Receivables, Net	525.0	424.2
Inventories, Net	583.9	575.8
Working Capital	820.5	766.6
Current Ratio	2.3:1	2.5:1

A significant amount of operating income is earned in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. It is expected that existing cash and cash equivalents available to the U.S., the cash generated by U.S. operations, committed credit lines as well as the expected ability to access the capital markets will be sufficient to fund U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. There are no current trends, demands or uncertainties that are believed reasonably likely to require repatriation or to have a material impact on our ability to fund our U.S. operations.
At June 30, 2012, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at June 30, 2012 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At June 30, 2012, the interest rate was between 1.1% and 1.2%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.
In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which it borrowed an aggregate principal amount of $165.0 million. During 2011, we repaid $20.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At June 30, 2012, the interest rate of 1.2% was based on a margin over LIBOR. The Term Loan remains classified as long-term debt at June 30, 2012 as the Company has the current intent and ability to use the availability under its credit facility to refinance the Term Loan.
We also have a $500.0 million revolving credit facility that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At June 30, 2012, there were no borrowings outstanding on the Facility. We had $473.8 million of available borrowing capacity under the Facility at June 30, 2012.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of June 30, 2012.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At June 30, 2012, net of interest rate swaps, we had $504.8 million of fixed rate debt and $406.1 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at June 30, 2012 would result in a change in after-tax annualized earnings of approximately $0.1 million.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of June 30, 2012, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(16.2)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(23.3)

As of June 30, 2012 and December 31, 2011, the interest rate swap liability of $(39.5) million and $(42.0) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of $(24.5) million and $(26.0) million as of June 30, 2012 and December 31, 2011, respectively, was recorded in AOCI.

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
As of June 30, 2012, derivative currency assets (liabilities) of $3.1 million, $2.8 million, $(8.0) million, and $(3.7) million, are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively. As of December 31, 2011, derivative currency assets (liabilities) of $0.5 million, $0.1 million, $(13.6) million, and $(11.7) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively. The unrealized (loss) on the effective portion of the contracts of $(3.7) million net of tax, and $(15.4) million net of tax, as of June 30, 2012 and December 31, 2011, was recorded in AOCI. At June 30, 2012, we had an additional $(1.2) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, we had an additional $0.3 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2012 ( in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$216.2	$(1.9)	$21.6	$(21.6)
Chinese Renminbi	156.4	(0.9)	15.6	(15.6)
Indian Rupee	45.5	(2.8)	4.6	(4.6)
Thai Baht	12.3	(0.2)	1.2	(1.2)

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
Derivative commodity assets (liabilities) of $2.5 million, $0.1 million, $(5.5) million, and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively, at June 30, 2012. Derivative commodity assets (liabilities) of $2.6 million, $1.0 million, $(12.5), and $(1.4) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current and Hedging Obligations, respectively, at December 31, 2011. The unrealized gain (loss) on the effective portion of the contracts of $(1.8) million net of tax and $(6.4) million net of tax, as of June 30, 2012 and December 31, 2011, respectively, was recorded in AOCI. At June 30, 2012, we had an additional $(1.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, there was an additional $(3.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2012 (dollars in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	141.0	$(2.4)	$14.1	$(14.1)
Aluminum	8.7	(0.8)	0.9	(0.9)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(32.6) million loss at June 30, 2012 includes $(14.5) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended June 30, 2012.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1 to May 5	—	$—	—	2,115,900
May 6 to June 2	6,885	$61.86	—	2,115,900
June 3 to June 30	—	$—	—	2,115,900
	6,885		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the three months ended June 30, 2012, there were 6,885 shares acquired in connection with equity incentive plans.
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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2012

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: August 7, 2012

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

EXHIBIT 12

REGAL BELOIT CORPORATION COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended	Years Ended
	June 30,	December 31,	January 1,	January 2,	December 27,	December 29,
	2012	2011	2011	2010	2008	2007
Earnings available
for fixed charges:
Income before taxes and
Noncontrolling interests	$160.2	$226.3	$220.7	$137.9	$199.3	$180.3
Interest expense	23.0	31.1	19.6	23.3	32.6	26.7
Estimated interest component of rental expense	6.7	10.7	6.6	6.3	5.3	4.4
Total earnings available for
fixed charges	$189.9	$268.1	$246.9	$167.5	$237.2	$211.4

Fixed charges:
Interest expense	$23.0	$31.1	$19.6	$23.3	$32.6	$26.7
Estimated interest component
of rental expense	6.7	10.7	6.6	6.3	5.3	4.4
Total fixed charges	$29.7	$41.8	$26.2	$29.6	$37.9	$31.1

Ratio of earnings to
fixed charges	6.4	6.4	9.4	5.7	6.3	6.8

Exhibit 31.1

Certifications

I, Mark J. Gliebe, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Regal Beloit Corporation;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Mark J. Gliebe
Mark J. Gliebe Chief Executive Officer
Date: August 7, 2012

Exhibit 31.2

Certifications

I, Charles A. Hinrichs, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Regal Beloit Corporation;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer
Date: August 7, 2012

Exhibit 32.1

CERTIFICATIONS of the
Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Regal Beloit Corporation (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark J. Gliebe
Mark J. Gliebe
Chief Executive Officer

/s/ Charles A. Hinrichs
Charles A. Hinrichs
Vice President Chief Financial Officer

Date: August 7, 2012