Form 10-Q
period 2012-09-29
REGAL BELOIT CORP
filed 2012-11-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 2, 2012 there were 41,741,606 shares of the registrant’s common stock, $.01 par value per share, outstanding.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections.  When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and the marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of recently acquired companies and businesses, including the timing and impact of purchase accounting adjustments;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property, and claims of infringement by us of third party technologies;

•	increases in our overall debt levels as a result of acquisitions or otherwise and our ability to repay principal and interest on our outstanding debt;

•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;

•	unanticipated costs or expenses that could be incurred relating to product warranty matters;

•
economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

•	unanticipated liabilities of recently acquired businesses;

•	cyclical downturns affecting the global market for capital goods;

•	difficulties associated with managing foreign operations; and

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Millions, Except Cash Dividends Declared and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net Sales	$779.5	$736.9	$2,451.3	$2,081.3
Cost of Sales	586.9	557.3	1,841.0	1,586.2
Gross Profit	192.6	179.6	610.3	495.1
Operating Expenses	109.3	101.5	344.6	298.0
Income From Operations	83.3	78.1	265.7	197.1
Interest Expense	10.6	10.5	33.6	20.4
Interest Income	0.4	0.5	1.2	1.2
Income Before Taxes	73.1	68.1	233.3	177.9
Provision For Income Taxes	17.9	20.6	63.9	53.6
Net Income	55.2	47.5	169.4	124.3
Less: Net Income Attributable to Noncontrolling Interests	0.9	1.8	3.7	5.5
Net Income Attributable to Regal Beloit Corporation	$54.3	$45.7	$165.7	$118.8
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.30	$1.14	$3.98	$3.04
Assuming Dilution	$1.29	$1.13	$3.94	$3.00
Cash Dividends Declared	$0.19	$0.18	$0.56	$0.53
Weighted Average Number of Shares Outstanding (in millions):
Basic	41.7	39.9	41.7	39.1
Assuming Dilution	42.0	40.4	42.0	39.6
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net Income	$55.2	$47.5	$169.4	$124.3
Other Comprehensive Income (Loss)
Change in pension benefits, net of tax effects of $2.4 million and $(2.0) million for the three months ended September 29, 2012 and October 1, 2011, and $1.5 million and $(1.3) million for the nine months ended September 29, 2012 and October 1, 2011, respectively	3.9	(3.3)	2.4	(2.2)
Foreign currency translation adjustments	20.0	(51.2)	13.3	(32.7)
Change in fair value of hedging activities, net of tax effects of $6.2 million and $(31.4) million for the three months ended September 29, 2012 and October 1, 2011, and $11.8 million and $(30.3) million for the nine months ended September 29, 2012 and October 1, 2011, respectively	10.2	(51.2)	19.3	(49.5)
Hedging activities reclassified into earnings from Other Comprehensive Income (Loss), net of tax effects of $3.0 million and $(1.3) million for the three months ended September 29, 2012 and October 1, 2011, and $8.6 million and $(6.6) million for the nine months ended September 29, 2012 and October 1, 2011, respectively	4.9	(2.1)	14.0	(10.8)
Total Other Comprehensive Income (Loss)	39.0	(107.8)	49.0	(95.2)
Comprehensive Income (Loss)	94.2	(60.3)	218.4	29.1
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.7	1.6	4.1	4.9
Comprehensive Income (Loss) Attributable to Regal Beloit Corporation	$92.5	$(61.9)	$214.3	$24.2

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$185.8	$142.6
Trade Receivables, less Allowances of $12.0 million in 2012 and $13.6 million in 2011	466.5	424.2
Inventories	594.9	575.8
Prepaid Expenses and Other Current Assets	108.5	99.9
Deferred Income Tax Benefits	42.9	48.6
Total Current Assets	1,398.6	1,291.1
Net Property, Plant, and Equipment	566.8	534.0
Goodwill	1,144.9	1,117.6
Intangible Assets, Net of Amortization	302.5	316.3
Other Noncurrent Assets	10.9	7.5
Total Assets	$3,423.7	$3,266.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$292.7	$249.4
Dividends Payable	7.9	7.5
Hedging Obligations	6.1	26.1
Accrued Compensation and Employee Benefits	88.1	81.7
Other Accrued Expenses	124.3	149.8
Current Maturities of Debt	83.8	10.0
Total Current Liabilities	602.9	524.5
Long-Term Debt	781.7	909.2
Deferred Income Taxes	131.3	100.1
Hedging Obligations	39.6	55.1
Pension and Other Post Retirement Benefits	52.3	60.6
Other Noncurrent Liabilities	39.0	40.6
Commitments and Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 41.7 million shares and 41.6 million shares issued in 2012 and 2011, respectively	0.4	0.4
Additional Paid-In Capital	697.6	689.4
Retained Earnings	1,093.7	951.3
Accumulated Other Comprehensive Loss	(56.6)	(105.2)
Total Regal Beloit Corporation Shareholders' Equity	1,735.1	1,535.9
Noncontrolling Interests	41.8	40.5
Total Equity	1,776.9	1,576.4
Total Liabilities and Equity	$3,423.7	$3,266.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of January 1, 2011	$0.4	$535.8	$827.5	$(1.7)	$35.2	$1,397.2
Net Income	—	—	118.8	—	5.5	124.3
Other Comprehensive Loss	—	—	—	(94.6)	(0.6)	(95.2)
Dividends Declared ($0.53 per share)	—	—	(21.0)	—	—	(21.0)
Issuance of 2,834,026 shares of Common Stock for Acquisition	—	140.9	—	—	—	140.9
Stock Options Exercised, including income tax benefit and share cancellations	—	1.2	—	—	—	1.2
Share-based Compensation	—	10.1	—	—	—	10.1
Balance as of October 1, 2011	$0.4	$688.0	$925.3	$(96.3)	$40.1	$1,557.5

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	165.7	—	3.7	169.4
Other Comprehensive Income (Loss)	—	—	—	48.6	0.4	49.0
Dividends Declared ($0.56 per share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.5	—	—	—	1.5
Share-based Compensation	—	6.7	—	—	—	6.7
Dividends declared to Non-controlling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of September 29, 2012	$0.4	$697.6	$1,093.7	$(56.6)	$41.8	$1,776.9
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 29, 2012	October 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169.4	$124.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.0	69.7
Excess tax benefits from share-based compensation	(1.7)	(1.0)
(Gain) loss on disposition of assets, net	(1.7)	(5.6)
Share-based compensation expense	6.7	10.1
Change in assets and liabilities, net of acquisitions	8.5	(21.3)
Net cash provided by operating activities	276.2	176.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(66.1)	(44.3)
Purchases of investment securities	(4.7)	—
Sales of investment securities	1.5	56.0
Business acquisitions, net of cash acquired	(103.0)	(764.9)
Grants received for capital expenditures	7.1	—
Proceeds from sale of assets	2.7	15.1
Net cash used in investing activities	(162.5)	(738.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	281.0	200.0
Repayments under revolving credit facility	(263.0)	(172.0)
Proceeds from short-term borrowings	36.4	21.5
Repayments of short-term borrowings	(32.9)	(17.3)
Proceeds from long-term borrowings	—	500.0
Repayments of long-term debt	(75.2)	(0.1)
Dividends paid to shareholders	(22.9)	(20.1)
Proceeds from the exercise of stock options	3.5	1.9
Excess tax benefits from share-based compensation	1.7	1.0
Financing fees paid	—	(2.8)
Net cash (used in) provided by financing activities	(71.4)	512.1
EFFECT OF EXCHANGE RATES ON CASH	0.9	(0.3)
Net increase (decrease) in cash and cash equivalents	43.2	(50.1)
Cash and cash equivalents at beginning of period	142.6	174.5
Cash and cash equivalents at end of period	$185.8	$124.4
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2012
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 31, 2011, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 29, 2012 and for the three and nine months ended September 29, 2012 and October 1, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed on February 29, 2012.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 29, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
On January 1, 2012, the Company adopted new guidance which changes the presentation of comprehensive income. Under the new guidance, the Company has reported a separate Condensed Consolidated Statement of Comprehensive Income for all periods presented.
On January 1, 2012, the Company adopted new guidance which provides an option to first assess qualitative factors in determining whether is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will perform its annual goodwill impairment test in the fourth quarter and does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

2. OTHER FINANCIAL INFORMATION
Inventories
Cost for approximately 41% and 45% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method as of September 29, 2012 and December 31, 2011, respectively. The approximate percentage distribution between major classes of inventories was as follows:

	September 29, 2012	December 31, 2011
Raw Material and Work in Process	42%	38%
Finished Goods and Purchased Parts	58%	62%
Investments
Investments consist of term deposits of $3.2 million with original maturities of greater than three months. Investments with maturities greater than one year may be classified as short term based on their highly liquid nature and their availability to fund future investing activities. Term deposits are included in Prepaid Expenses and Other Current Assets. The fair value of term deposits approximates their carrying value.

Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	September 29, 2012	December 31, 2011
Land and Improvements	$76.2	$74.1
Buildings and Improvements	200.0	189.3
Machinery and Equipment	740.5	667.2
Property, Plant and Equipment	1,016.7	930.6
Less: Accumulated Depreciation	(449.9)	(396.6)
Net Property, Plant and Equipment	$566.8	$534.0

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses, which were recorded in operating expenses, were immaterial for the three and nine months ended September 29, 2012. Acquisition-related expenses were $5.6 million and $16.0 million for the three and nine months ended October 1, 2011, respectively.
2012 Acquisitions
During the nine months ended September 29, 2012, the Company acquired a Mexico based electrical products company for $1.6 million. The Company also acquired assets from a Canadian affiliate of its Elco B.V. joint venture for $1.4 million. These are reported as a part of the Company's Electrical segment.
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
Pro Forma Financial Information
The following pro forma financial information shows the results of continuing operations for the three and nine months ended October 1, 2011 as though the acquisition of EPC occurred at the beginning of the 2011 fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 1, 2011	October 1, 2011
Pro forma net sales	$847.0	$2,615.6
Pro forma net income	58.5	164.9

Basic earnings per share as reported	$1.14	$3.04
Pro forma basic earnings per share	1.41	3.97
Diluted earnings per share as reported	1.13	3.00
Pro forma diluted earnings per share	1.39	3.92

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
On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash and an additional amount should certain future performance expectations be met. At September 29, 2012, the Company has recorded a liability of $13.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company’s Electrical segment.
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
Foreign currency translation adjustments, hedging activities on derivative instruments and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss. The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in millions):

	September 29, 2012	December 31, 2011
Foreign currency translation adjustments	$(7.1)	$(20.0)
Hedging activities, net of tax	(17.5)	(50.8)
Pension benefits, net of tax	(32.0)	(34.4)
	$(56.6)	$(105.2)

5. WARRANTY COSTS
The Company generally recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 29, 2012 and October 1, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Beginning balance	$26.0	$40.9	$24.2	$12.8
Deduct: Payments	(5.9)	(5.8)	(19.3)	(11.7)
Add: Provision	7.1	2.5	22.3	36.4
Acquisition	—	3.9	0.1	3.9
Translation Adjustments	0.1	(0.1)	—	—
Ending balance	$27.3	$41.4	$27.3	$41.4
The warranty provision for the nine months ended October 1, 2011 included $28.0 million in accrued costs due to the previously disclosed warranty expense item.
Accrued warranty costs are included with Other Accrued Expenses on the Condensed Consolidated Balance Sheets.

6. BUSINESS SEGMENTS
The Company has two reportable segments, Mechanical and Electrical (in millions):

	Electrical	Mechanical	Eliminations	Total
Three months ended September 29, 2012
External sales	$708.3	$71.2	$—	$779.5
Intersegment sales	0.9	1.3	(2.2)	—
Total sales	709.2	72.5	(2.2)	779.5
Segment income from operations	73.2	10.1	—	83.3
Identifiable assets	3,216.1	207.6	—	3,423.7
Depreciation and amortization	32.3	2.1	—	34.4
Three months ended October 1, 2011
External Sales	$667.5	$69.4	$—	$736.9
Intersegment sales	2.1	0.7	(2.8)	—
Total sales	669.6	70.1	(2.8)	736.9
Segment income from operations	69.4	8.7	—	78.1
Identifiable assets	3,259.5	113.1	—	3,372.6
Depreciation and amortization	24.7	1.4	—	26.1
	Electrical	Mechanical	Eliminations	Total
Nine months ended September 29, 2012
External sales	$2,223.3	$228.0	$—	$2,451.3
Intersegment sales	2.7	2.9	(5.6)	—
Total sales	2,226.0	230.9	(5.6)	2,451.3
Segment income from operations	234.1	31.6	—	265.7
Identifiable assets	3,216.1	207.6	—	3,423.7
Depreciation and amortization	87.3	7.7	—	95.0
Nine months ended October 1, 2011
External Sales	$1,873.1	$208.2	$—	$2,081.3
Intersegment sales	7.2	1.9	(9.1)	—
Total sales	1,880.3	210.1	(9.1)	2,081.3
Segment income from operations	169.8	27.3	—	197.1
Identifiable assets	3,259.5	113.1	—	3,372.6
Depreciation and amortization	65.3	4.4	—	69.7

7. GOODWILL AND OTHER INTANGIBLES
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
At September 29, 2012, most of the Company’s goodwill is attributable to the Electrical segment and the Company believes that substantially all of the goodwill is deductible for tax purposes. The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6
Acquisitions and Valuation Adjustments	21.7	0.3	21.4
Foreign Currency Translation Adjustments	5.6	5.6	—
Balance as of September 29, 2012	$1,144.9	$1,110.9	$34.0
Intangible Assets
Intangible assets consisted of the following (in millions):

		September 29, 2012		December 31, 2011
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 - 14	$243.0	$(72.8)	$227.5	$(56.4)
Technology	3 - 9	130.1	(37.4)	128.2	(24.7)
Trademarks	3 - 20	32.5	(14.9)	30.9	(12.8)
In-process Research and Development	N/A	17.2	—	17.2	—
Patent and Engineering Drawings	10	16.6	(12.9)	16.6	(11.7)
Non-compete Agreements	3 - 5	8.1	(7.0)	8.1	(6.6)
		$447.5	(145.0)	$428.5	(112.2)
Net Values			$302.5		$316.3
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2012	$44.4
2013	43.6
2014	42.4
2015	34.7
2016	30.9

Amortization expense recorded for the three and nine months ended September 29, 2012 was $11.1 million and $32.8 million respectively. Amortization expense recorded for the three and nine months ended October 1, 2011 was $8.7 million and $23.1 million, respectively.
In-process research and development projects are estimated to be completed by the end of 2013 and amortization will begin upon project completion.
8. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of September 29, 2012 and December 31, 2011 was as follows (in millions):

	September 29, 2012	December 31, 2011
Senior notes	$750.0	$750.0
Term loan	70.0	145.0
Revolving credit facility	27.0	9.0
Other	18.5	15.2
	865.5	919.2
Less: Current maturities	(83.8)	(10.0)
Non-current portion	$781.7	$909.2

At September 29, 2012, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At September 29, 2012, the interest rate was between 1.0% and 1.2%.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby it borrowed an aggregate principal amount of $165.0 million. During 2011, the Company repaid $20.0 million of the Term Loan. In the third quarter of 2012, the Company repaid an additional $75.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Loan Agreement. These interest rates also vary as LIBOR varies. At September 29, 2012, the interest rate of 1.2% was based on a margin over LIBOR.
The Company also has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. At September 29, 2012, there was $27.0 million outstanding on the Facility and the interest rate was 1.7%. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of the Company's debt was $899.2 million and $951.0 million as of September 29, 2012 and December 31, 2011, respectively.
The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of September 29, 2012.
The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 14 of Notes to Condensed Consolidated Financial Statements.)
At September 29, 2012, other notes payable of approximately $18.5 million were outstanding with a weighted average interest rate of 2.5%.

9. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$0.6	$0.6	$1.8	$1.9
Interest cost	1.9	1.7	5.6	5.7
Expected return on plan assets	(1.8)	(1.6)	(5.5)	(5.2)
Amortization of prior service cost and net actuarial loss	0.9	0.9	2.8	2.7
Net periodic benefit expense	$1.6	$1.6	$4.7	$5.1

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2012 fiscal year is $3.6 million and $0.2 million, respectively.
During the first nine months of 2012 and 2011, the Company contributed $10.9 million and $5.7 million, respectively, to defined benefit pension plans. The Company expects to make an additional contribution of $0.5 million in 2012. The Company contributed a total of $6.5 million in 2011. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2011 Annual Report on Form 10-K filed on February 29, 2012.

10. SHAREHOLDERS’ EQUITY
The Company recognized approximately $2.3 million and $4.0 million in share-based compensation expense for the three month period ended September 29, 2012 and October 1, 2011, respectively. Share-based compensation expense for the nine month period ended September 29, 2012 and October 1, 2011 was $6.7 million and $10.2 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the nine months ended September 29, 2012 and October 1, 2011 was approximately $1.7 million and $1.0 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of September 29, 2012, total unrecognized compensation cost related to share-based compensation awards was approximately $24.4 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.9 years.
The Company was authorized, as of September 29, 2012, to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, restricted stock and restricted stock units. Approximately 1.0 million shares were available for future grant or payment under the various plans at September 29, 2012.
Share-based Incentive Awards
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date.
The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the nine months ended September 29, 2012 and October 1, 2011, 255,225 and 289,612 share-based incentive awards were granted, respectively. The per share weighted average fair value of share-based incentive awards granted during those respective periods was $22.45 and $26.81.
The assumptions used in our Black-Scholes valuation related to grants were as follows:

	September 29, 2012	October 1, 2011
Risk-free interest rate	1.3%	2.6%
Expected life (years)	7.0	7.0
Expected volatility	37.6%	35.5%
Expected dividend yield	1.2%	1.0%

A summary of share-based awards (options and SARs) as of September 29, 2012 follows below. Forfeitures of share-based awards during the nine months ended September 29, 2012 totaled 23,640.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,634,030	$53.35	6.7	$28.2
Exercisable	711,815	41.47	4.7	20.7

Restricted Stock and Restricted Stock Units
The Company also grants restricted stock awards and values such awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.
Changes in restricted stock awards for the nine months ended September 29, 2012 were as follows:

	Shares	Weighted Average Value

Unvested restricted stock awards, December 31, 2011	138,330	$60.67
Granted	95,916	63.72
Vested	(32,640)	43.68
Forfeited	(1,345)	57.05
Unvested restricted stock awards, September 29, 2012	200,261	$64.92

11. INCOME TAXES
The effective tax rate for the three months ended September 29, 2012 was 24.5% versus 30.3% for the three months ended October 1, 2011. The effective tax rate for the nine months ended September 29, 2012 was 27.4% versus 30.1% for the nine months ended October 1, 2011. The change in the third quarter effective rates was driven primarily by the qualification in China of a high technology tax incentive for two of our facilities that resulted in a retroactive benefit of $2.3 million.
As of September 29, 2012 and December 31, 2011, the Company had approximately $5.8 million and $7.1 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. U.S. federal tax returns from 2009 through 2011 and various state tax returns remain subject to income tax examinations by tax authorities.
12. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Denominator for basic EPS (weighted average)	41.7	39.9	41.7	39.1
Effect of dilutive securities	0.3	0.5	0.3	0.5
Denominator for diluted EPS	42.0	40.4	42.0	39.6

The “Effect of dilutive securities” represents the dilution impact of equity awards for the three and nine months ended September 29, 2012 and October 1, 2011, respectively. For the nine months ended September 29, 2012 and October 1, 2011, there were 0.3 million options and 1.3 million options, respectively, where the exercise price was above the market price, and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.

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
The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury or other damage. The Company accrues for anticipated costs in defending against such lawsuits and estimated exposures in amounts that the Company believes are adequate, and the Company does not believe that the outcome of any such lawsuit, individually or in the aggregate, will have a material effect on the Company’s interim consolidated financial statements as a whole.

14. DERIVATIVE INSTRUMENTS
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk, currency exchange and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating rate borrowings.
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 29, 2012.
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
At September 29, 2012, the Company had an additional $(0.6) million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (Loss) (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, the Company had an additional $(2.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of September 29, 2012, the Company had outstanding the following commodity forward contracts (with maturities extending through December 2013) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$119.0
Aluminum	7.4

As of September 29, 2012, the Company had outstanding the following currency forward contracts (with maturities extending through December 2014) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$184.1
Chinese Renminbi	126.8
Indian Rupee	37.4
Thai Baht	20.3
Australian Dollar	5.7

As of September 29, 2012, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of September 29, 2012 and December 31, 2011 were (in millions):

	September 29, 2012
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$38.4
Foreign exchange contracts	5.6	3.8	4.4	1.2
Commodity contracts	7.5	0.4	0.5	—
Not designated as hedging instruments:
Commodity contracts	1.2	—	1.2	—
Total Derivatives	$14.3	$4.2	$6.1	$39.6

	December 31, 2011
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$42.0
Foreign exchange contracts	0.4	0.1	13.6	11.7
Commodity contracts	2.1	1.0	12.2	1.4
Not designated as hedging instruments:
Foreign exchange contracts	0.1	—	—	—
Commodity contracts	0.2	—	0.3	—
Total Derivatives	$2.8	$1.1	$26.1	$55.1

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 29, 2012				October 1, 2011
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$9.2	$8.6	$(1.4)	$16.4	$(42.0)	$(30.8)	$(9.7)	$(82.5)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Net Sales	—	(0.2)	—	(0.2)	—	0.1	—	0.1
Gain (Loss) recognized in Cost of Sales	(2.6)	(2.7)	—	(5.3)	4.5	2.3	—	6.8
Loss recognized in Interest Expense	—	—	(2.4)	(2.4)	—	—	(3.5)	(3.5)

	Nine Months Ended
	September 29, 2012				October 1, 2011
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$13.0	$23.7	$(5.6)	$31.1	$(42.2)	$(22.2)	$(15.4)	$(79.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Net Sales	—	(1.2)	—	(1.2)	—	0.5	—	0.5
Gain (Loss) recognized in Cost of Sales	(9.1)	(3.1)	—	(12.2)	21.6	5.2	—	26.8
Loss recognized in Interest Expense	—	—	(9.2)	(9.2)	—	—	(9.9)	(9.9)

The ineffective portion of hedging instruments recognized during the three and nine months ended September 29, 2012 and October 1, 2011 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Net Sales	$—	$—	$—	$(0.3)	$—	$—	$—	$(0.3)
Gain (Loss) recognized in Cost of Sales	0.4	(0.5)	(0.2)	0.7	0.1	0.1	(0.4)	(0.2)

The net AOCI hedging component balance of $(17.5) million loss at September 29, 2012 includes $(2.8) million of net current deferred losses expected to be realized in the next twelve months.

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
The fair value of the Company's accounts receivable and accounts payable approximated book value as of September 29, 2012 and December 31, 2011, respectively, due to their short-term nature. See Note 8 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at September 29, 2012 and December 31, 2011.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 29, 2012 and December 31, 2011 (in millions):

	September 29, 2012	December 31, 2011	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$5.6	$0.5	Level 2
Derivative Commodity Contracts	8.7	2.6	Level 2
Investments	3.2	—	Level 2
Other Noncurrent Assets:
Derivative Currency Contracts	3.8	0.1	Level 2
Derivative Commodity Contracts	0.4	1.0	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	$0.4	$2.0	Level 3
Hedging Obligations Current:
Derivative Currency Contracts	4.4	13.6	Level 2
Derivative Commodity Contracts	1.7	12.5	Level 2
Hedging Obligations:
Interest Rate Swap	38.4	42.0	Level 2
Derivative Currency Contracts	1.2	11.7	Level 2
Derivative Commodity Contracts	—	1.4	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	20.4	21.5	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the nine months ended September 29, 2012, there were no transfers between classification Levels 1, 2 or 3.
The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three and nine months ended September 29, 2012 and October 1, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Beginning Balance	$23.2	$25.9	$23.5	$11.0
Valuation Adjustments	0.3	—	0.9	(1.8)
Acquisitions	0.4	—	0.4	16.7
Payments	(3.1)	—	(4.0)	—
Ending Balance	$20.8	$25.9	$20.8	$25.9

The Level 3 liabilities described above are comprised entirely of the deferred contingent purchase price of the Company’s acquisitions and are measured using Level 3 inputs. The contingent consideration, payable in cash, is based upon sales or earnings before interest and income taxes for the acquired businesses for the applicable contingency period. The fair value of the contingent consideration is a Level 3 input; the measurement of which is derived using a probability weighted discounted cash flow analysis. The Company has estimated that the maximum contingent amount will be paid under all agreements so the key assumption is the estimated timing of the payments. The discounted cash flow utilized risk-based discount rates ranging from approximately 5.0% to 8.0%.
See Note 8 of Notes to Condensed Consolidated Financial Statements for the disclosure on the Company's fair value of debt

16. RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of certain assets of Elco S.p.A. on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco S.p.A.. During the first nine months of 2012, the final two installments totaling $10.5 million were paid.

17. RESTRUCTURING ACTIVITY

During 2012, the Company began a restructuring effort to consolidate several of its manufacturing facilities in North America and Europe. The Company recorded pre-tax provisions of $5.2 million in the third quarter 2012 and $5.7 million during the nine months ended September 29, 2012 related to these efforts. The Company made payments of $1.0 million during the nine months ended September 29, 2012.

18. SUBSEQUENT EVENT

On October 2, 2012, the Company acquired Marlin Coast Motor Rewinding ("MCMR") for an immaterial purchase price. MCMR, based in Cairns, North Queensland, Australia, is a leader in the supply, service and overhaul of electric machines. MCMR is reported as a part of the Company’s Electrical segment.

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

Given the current global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Slower economic growth or recessions in the U.S. and international markets may reduce the demand for our products. In particular, we are seeing recent declines in sales of our products used in commercial, industrial, power generation and residential HVAC applications. We believe these sales declines are due to slower economic growth, recession or uncertainty about future economic conditions in the markets in which we compete.

Net sales for the third quarter 2012 increased 5.8% to $779.5 million compared to $736.9 million in the third quarter 2011. Net sales for the third quarter 2012 included $105.7 million of incremental net sales from recently acquired businesses.
Net Income Attributable to Regal Beloit Corporation increased 18.8% to $54.3 million for the third quarter 2012 compared to $45.7 million for the third quarter 2011. Diluted earnings per share increased to $1.29 for the third quarter 2012 compared to $1.13 for the third quarter 2011.

Net cash provided by operating activities was $276.2 million for the nine months ended September 29, 2012, an increase of $100.0 million from the comparable prior year period.

Results of Operations
Net Sales

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Dollars in Millions)
Net Sales	$779.5	$736.9	$2,451.3	$2,081.3
Sales growth rate	5.8%	24.7%	17.8%	23.7%

Net Sales by Segment:
Electrical segment	$708.3	$667.5	$2,223.3	$1,873.0
Sales growth rate	6.1%	26.5%	18.7%	24.2%
Mechanical segment	$71.2	$69.4	$228.0	$208.3
Sales growth rate	2.6%	10.2%	9.5%	19.4%

Three Months Ended September 29, 2012
Net sales for the third quarter 2012 included $105.7 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, net sales for the third quarter 2012 decreased 8.6% and reflected (i) price decreases of approximately 0.1%, (ii) a decrease of approximately 6.7% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 1.7%.
In the Electrical segment, net sales for the third quarter 2012 included $94.6 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, Electrical segment net sales declined 8.1%. Electrical North American residential HVAC motor net sales, excluding the recently acquired businesses, increased 0.4% in the third quarter 2012. North American commercial and industrial motor net sales, adjusted for the divested pool and spa business, decreased 6.4% in the third quarter 2012 from the third quarter 2011.
Mechanical segment net sales included incremental sales from the recently acquired business of $11.1 million in the third quarter of 2012. Excluding the recently acquired business, Mechanical segment sales in North America for the third quarter of 2012 decreased 0.9% compared to the third quarter 2011.
Net sales of high efficiency products were 21.8% of total net sales in the third quarter 2012 compared to 15.4% in the third quarter 2011. The impact of foreign currency exchange rates decreased total net sales by approximately 1.7% for the third quarter 2012 compared to a 1.8% positive impact for the third quarter 2011. Net sales to regions outside of the United States decreased 9.4% compared to the third quarter 2011 and represented 31.4% of total net sales in the third quarter 2012 compared to 35.9% in the third quarter 2011.
Nine Months Ended September 29, 2012
Net sales for the nine months ended September 29, 2012 included $533.9 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, net sales for the nine months ended September 29, 2012 decreased 7.9% and reflected (i) price increases of approximately 1.2% to offset increased material costs, (ii) a decrease of approximately 7.7% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 1.4%.
In the Electrical segment, net sales for the nine months ended September 29, 2012 included $501.8 million of incremental net sales from the recently acquired businesses. North American residential HVAC motor net sales, excluding the recently acquired businesses, decreased 14.8% in the nine months ended September 29, 2012 from the nine months ended October 1, 2011. North American commercial and industrial motor net sales, adjusted for the divested pool and spa business, decreased 0.9% in the nine months ended September 29, 2012 from the nine months ended October 1, 2011.
Mechanical segment net sales included incremental sales from the recently acquired business of $22.3 million for the nine months ended September 29, 2012. Excluding the recently acquired business, Mechanical segment sales in North America for the nine months ended September 29, 2012 increased 6.1% compared to the nine months ended October 1, 2011.

Net sales of high efficiency products were 20.1% of total net sales in the nine months ended September 29, 2012 compared to 17.0% in the nine months ended October 1, 2011. The impact of foreign currency exchange rates decreased total net sales by approximately 1.4% for the nine months ended September 29, 2012 compared to a 1.7% positive impact for the nine months ended October 1, 2011. Net sales to regions outside the United States increased 4.0% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011 and represented 32.4% of total net sales for the nine months ended September 29, 2012 compared to 36.5% for the nine months ended October 1, 2011.
Gross Profit

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Dollars in Millions)
Gross Profit	$192.6	$179.6	$610.3	$495.1
Gross profit percentage	24.7%	24.4%	24.9%	23.8%

Gross Profit by Segment:
Electrical segment	$173.2	$160.0	$549.3	$436.0
Gross profit percentage	24.5%	24.0%	24.7%	23.3%
Mechanical segment	$19.4	$19.6	$61.0	$59.1
Gross profit percentage	27.2%	28.2%	26.8%	28.4%

Three Months Ended September 29, 2012
Gross profit margin for the third quarter 2012 was 24.7% compared to 24.4% for the third quarter 2011.
Electrical segment gross profit margin was 24.5% for the third quarter 2012, compared to 24.0% for the third quarter 2011. Gross profit for the Electrical segment included $2.8 million of restructuring expenses in 2012 while third quarter 2011 gross profit included EPC purchase accounting inventory adjustments of $10.3 million.
Gross profit margin for the Mechanical segment was 27.2% for the third quarter 2012, compared to 28.2% in the third quarter 2011.
Nine Months Ended September 29, 2012
Gross profit margin for the nine months ended September 29, 2012 was 24.9% compared to 23.8% for the nine months ended October 1, 2011.
Gross profit margin for the Electrical segment was 24.7% for the nine months ended September 29, 2012, compared to 23.3% for the nine months ended October 1, 2011. Gross profit for the Electrical segment for the nine months ended September 29, 2012 included $3.3 million of restructuring costs. Electrical segment gross profit for the nine months ended October 1, 2011 included $28.0 million from a previously disclosed warranty expense item and $10.3 million of EPC purchase accounting inventory adjustments that negatively impacted gross profit margin.
Gross profit margin for the Mechanical segment was 26.8% for the nine months ended September 29, 2012, compared to 28.4% in the nine months ended October 1, 2011. The decrease in the gross profit margin for the Mechanical segment for the nine months ended September 29, 2012 included $0.7 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Dollars in Millions)
Operating Expenses	$109.3	$101.5	$344.6	$298.0
As a percentage of net sales	14.0%	13.8%	14.1%	14.3%

Operating Expenses by Segment:
Electrical segment	$99.9	$90.7	$315.2	$266.1
As a percentage of net sales	14.1%	13.6%	14.2%	14.2%
Mechanical segment	$9.4	$10.8	$29.4	$31.9
As a percentage of net sales	13.2%	15.6%	12.9%	15.3%

Three Months Ended September 29, 2012
Operating expenses for the third quarter 2012 increased $7.8 million driven by an incremental $9.5 million related to the recently acquired businesses.
Electrical segment operating expenses for the third quarter 2012 included an incremental $8.5 million related to the recently acquired businesses, restructuring expenses of $2.4 million and minimal acquisition related expenses. In the third quarter 2011, Electrical segment acquisition expenses of $5.9 million were offset by a gain of $6.5 million on the divested business.
Mechanical segment operating expenses included an incremental $1.0 million related to the recently acquired business.
Nine Months Ended September 29, 2012
Operating expenses for the nine months ended September 29, 2012 increased $46.6 million driven by $55.2 million related to the recently acquired businesses.
Electrical segment operating expenses for the nine months ended September 29, 2012 included $52.1 million related to the recently acquired businesses, restructuring expenses of $2.4 million and minimal acquisition related expenses. In the nine months ended 2011, Electrical segment operating expenses included acquisition related expenses of $16.0 million partially offset by a $6.5 million gain on the divested business.
Mechanical segment operating expenses for the nine months ended September 29, 2012 included $3.1 million related to the recently acquired business and reflected an incremental gain on sale of assets of $1.5 million.

Income from Operations

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Dollars in Millions)
Income from Operations	$83.3	$78.1	$265.7	$197.1
As a percentage of net sales	10.7%	10.6%	10.8%	9.5%

Income from Operations by Segment
Electrical segment	$73.3	$69.3	$234.1	$169.8
As a percentage of net sales	10.3%	10.4%	10.5%	9.1%
Mechanical segment	$10.0	$8.8	$31.6	$27.3
As a percentage of net sales	14.2%	12.6%	13.9%	13.1%

Three Months Ended September 29, 2012
Income from operations was $83.3 million for the third quarter 2012 compared to $78.2 million for the third quarter 2011. As a percentage of sales, income from operations was 10.7% for the third quarter 2012 compared to 10.6% for the third quarter 2011. Income from operations for the third quarter 2012 included $5.2 million of restructuring expenses
Electrical segment income from operations was 10.3% of net sales for the third quarter 2012 compared to 10.4% of net sales for the third quarter 2011. Income from operations for the third quarter 2012 included $5.2 million of restructuring expenses. Income from operations for the third quarter 2011 included EPC purchase accounting inventory adjustments of $10.3 million and $5.9 million of acquisition related expenses offset by a $6.5 million gain on the divested business.
Mechanical segment income from operations was 14.2% of net sales for the third quarter 2012 compared to 12.6% of net sales for the third quarter 2011.
Nine Months Ended September 29, 2012
Income from operations was $265.7 million for the nine months ended September 29, 2012 compared to $197.1 million for the nine months ended October 1, 2011. As a percentage of sales, income from operations was 10.8% for the nine months ended September 29, 2012 compared to 9.5% for the nine months ended October 1, 2011. Income from operations for the nine months ended September 29, 2012 included $5.7 million of restructuring expenses.
Electrical segment income from operations for the nine months ended September 29, 2012 included $5.7 million of restructuring expenses. Income from operations for the nine months ended October 1, 2011 included $28.0 million from a previously disclosed warranty expense item, $10.3 million of EPC purchase accounting inventory adjustments and acquisition related costs of $16.0 million partially offset by a $6.5 million gain on the divested business.

Mechanical segment income from operations was 13.9% of net sales for the nine months ended September 29, 2012 compared to 13.1% of net sales for the nine months ended October 1, 2011.

Interest Expense, Net
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Dollars in Millions)
Interest Expense, Net	$10.2	$10.0	$32.4	$19.2

Three Months Ended September 29, 2012
Net interest expense for the third quarter of 2012 was flat compared to the third quarter of 2011.
Nine Months Ended September 29, 2012
Net interest expense for the nine months ended September 29, 2012 was $32.4 million compared to $19.2 million for the nine months ended October 1, 2011. During 2012, the Company's net interest expense increased driven by higher debt outstanding to fund the August 2011 acquisition of the Electrical Products Company of A.O. Smith Corporation.

Provision for Income Taxes
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Dollars in Millions)
Income Taxes	$17.9	$20.6	$63.9	$53.6
Effective Tax Rate	24.5%	30.3%	27.4%	30.1%

Three Months Ended September 29, 2012
The effective tax rate for the third quarter 2012 was 24.5% compared to 30.3% for the third quarter 2011 driven primarily by the qualification in China of a high technology tax incentive for two of our facilities that resulted in a retroactive benefit of $2.3 million.
Nine Months Ended September 29, 2012
The effective tax rate for the nine months ended September 29, 2012 was 27.4% compared to 30.1% for the nine months ended October 1, 2011 driven primarily by the global mix of earnings and the qualification in China of a high technology tax incentive for two of our facilities that resulted in a retroactive benefit of $2.3 million.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$54.3	$45.7	$165.7	$118.8
Fully Diluted Earnings Per Share	$1.29	$1.13	$3.94	$3.00
Average Number of Diluted Shares	42.0	40.4	42.0	39.6

Three Months Ended September 29, 2012
Net Income Attributable to Regal Beloit Corporation for the third quarter 2012 was $54.3 million, an increase of 18.8% compared to $45.7 million for the third quarter 2011. Fully diluted earnings per share was $1.29 for the third quarter 2012 compared to $1.13 for the first quarter 2011. The average number of diluted shares was 42.0 million during the third quarter 2012 compared to 40.4 million during the third quarter 2011.
Nine Months Ended September 29, 2012
Net Income Attributable to Regal Beloit Corporation for the nine months ended September 29, 2012 was $165.7 million, an increase of 39.5% compared to $118.8 million for the nine months ended October 1, 2011. Fully diluted earnings per share was $3.94 for the nine months ended September 29, 2012 compared to $3.00 for the nine months ended October 1, 2011. The average number of diluted shares was 42.0 million during the nine months ended September 29, 2012 compared to 39.6 million during the nine months ended October 1, 2011.

Liquidity and Capital Resources
Our principal source of liquidity is operating cash flow. In addition to operating income, other significant factors affect our liquidity including working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital on acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $276.2 million for the nine months ended September 29, 2012, a $100.0 million increase from the nine months ended October 1, 2011. The increase in operating cash flow was driven by higher sales volume and earnings from 2011 acquisitions reflected in full nine month 2012 operating results. Net income was $45.1 million higher for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011.
Cash flow used in investing activities was $162.5 million for the nine months ended September 29, 2012, a $575.6 million decrease from the nine months ended October 1, 2011 primarily due to the prior year acquisition of EPC. Capital expenditures were $66.1 million in the nine months ended September 29, 2012 compared to $44.3 million in the nine months ended October 1, 2011. Business acquisitions were $103.0 million for the nine months ended September 29, 2012, driven by the acquisition of Milwaukee Gear Company, compared to $764.9 million for the nine months ended October 1, 2011 which included the EPC acquisition.
Cash flow used in financing activities for the nine months ended September 29, 2012 was $71.4 million compared to cash flow provided by financing activities of $512.2 million in the nine months ended October 1, 2011, primarily due to the $500.0 million of long-term borrowings in 2011 and the $75.0 million repayment of long-term borrowings in 2012.
Working capital was $795.7 million at September 29, 2012, an increase of 3.8% from $766.6 million at December 31, 2011.
The following table presents selected financial information and ratios as of September 29, 2012 and December 31, 2011 (in millions):

	September 29,	December 31,
	2012	2011
Cash and Cash Equivalents	$185.8	$142.6
Trade Receivables, Net	466.5	424.2
Inventories, Net	594.9	575.8
Working Capital	795.7	766.6
Current Ratio	2.3:1	2.5:1

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
At September 29, 2012, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at September 29, 2012 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At September 29, 2012, the interest rate was between 1.0% and 1.2%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.
In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. During 2011, we repaid $20.0 million of the Term Loan. In the third quarter of 2012, the Company repaid an additional $75.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At September 29, 2012, the interest rate of 1.2% was based on a margin over LIBOR.
We also have a $500.0 million revolving credit facility that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At September 29, 2012, there was $27.0 million outstanding on the Facility. We had $445.1 million of available borrowing capacity under the Facility at September 29, 2012.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of September 29, 2012.

Critical Accounting Policies and Estimates

Our disclosures of critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended December 31, 2011, have not materially changed since that report was filed.

The Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements.  Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances.  In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing the Condensed Consolidated Financial Statements.

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
All qualified hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) in each accounting period. The ineffective portion of the change in fair value, if any, is recorded in earnings in the period of change.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At September 29, 2012, net of interest rate swaps, we had $502.2 million of fixed rate debt and $363.3 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at September 29, 2012 would result in a change in after-tax annualized earnings of approximately $0.1 million.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of September 29, 2012, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(14.9)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(23.5)

As of September 29, 2012 and December 31, 2011, the interest rate swap liability of $(38.4) million and $(42.0) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of $(23.8) million and $(26.0) million as of September 29, 2012 and December 31, 2011, respectively, was recorded in AOCI.

Foreign Currency Risk
We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency exchange contracts. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars.
As of September 29, 2012, derivative currency assets (liabilities) of $5.6 million, $3.8 million, $(4.4) million, and $(1.2) million, are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively. As of December 31, 2011, derivative currency assets (liabilities) of $0.5 million, $0.1 million, $(13.6) million, and $(11.7) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current, and Hedging Obligations, respectively. The unrealized gain (loss) on the effective portion of the contracts of $2.3 million net of tax, and $(15.4) million net of tax, as of September 29, 2012 and December 31, 2011, was recorded in AOCI. At September 29, 2012, we had an additional $(0.1) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, we had an additional $0.3 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 29, 2012 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$184.1	$7.0	$18.4	$(18.4)
Chinese Renminbi	126.8	(0.4)	12.7	(12.7)
Indian Rupee	37.4	(2.8)	3.7	(3.7)
Thai Baht	20.3	—	2.0	(2.0)
Australian Dollar	5.7	—	0.6	(0.6)

Gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying forecasted non-U.S. dollar denominated cash flows.
Commodity Price Risk
We periodically enter into commodity hedging transactions to reduce the impact of changing prices for certain commodities such as copper and aluminum based upon forecasted purchases of such commodities. The majority of these transactions are designated as cash flow hedges and the contract terms of commodity hedge instruments generally mirror those of the hedged item, providing a high degree of risk reduction and correlation.
Derivative commodity assets (liabilities) of $8.7 million, $0.4 million and $(1.7) million are recorded in Prepaid Expenses, Other Noncurrent Assets and Hedging Obligations-Current respectively, at September 29, 2012. Derivative commodity assets (liabilities) of $2.6 million, $1.0 million, $(12.5), and $(1.4) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations-Current and Hedging Obligations, respectively, at December 31, 2011. The unrealized gain (loss) on the effective portion of the contracts of $4.6 million net of tax and $(6.4) million net of tax, as of September 29, 2012 and December 31, 2011, respectively, was recorded in AOCI. At September 29, 2012, we had an additional $(0.5) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2011, there was an additional $(3.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 29, 2012 (dollars in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$119.0	$7.3	$11.9	$(11.9)
Aluminum	7.4	0.1	0.7	(0.7)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(17.5) million loss at September 29, 2012 includes $(2.8) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended September 29, 2012.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
July 1 to August 4	—	$—	—	2,115,900
August 5 to September 1	22,006	$70.50	—	2,115,900
September 2 to September 29	—	—	—	2,115,900
	22,006		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 29, 2012, there were 22,006 shares acquired in connection with equity incentive plans.
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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2012

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: November 7, 2012

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, furnished herewith.

EXHIBIT 12

REGAL BELOIT CORPORATION COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Nine Months Ended	Years Ended
	September 29,	December 31,	January 1,	January 2,	December 27,	December 29,
	2012	2011	2011	2010	2008	2007
Earnings available
for fixed charges:
Income before taxes and
Noncontrolling interests	$233.3	$226.3	$220.7	$137.9	$199.3	$180.3
Interest expense	33.6	31.1	19.6	23.3	32.6	26.7
Estimated interest component of rental expense	10.1	10.7	6.6	6.3	5.3	4.4
Total earnings available for
fixed charges	$277.0	$268.1	$246.9	$167.5	$237.2	$211.4

Fixed charges:
Interest expense	$33.6	$31.1	$19.6	$23.3	$32.6	$26.7
Estimated interest component
of rental expense	10.1	10.7	6.6	6.3	5.3	4.4
Total fixed charges	$43.7	$41.8	$26.2	$29.6	$37.9	$31.1

Ratio of earnings to
fixed charges	6.3	6.4	9.4	5.7	6.3	6.8

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
Date: November 7, 2012

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
Date: November 7, 2012

Exhibit 32.1

CERTIFICATIONS of the
Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Regal Beloit Corporation (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the three months ended September 29, 2012 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark J. Gliebe
Mark J. Gliebe
Chief Executive Officer

/s/ Charles A. Hinrichs
Charles A. Hinrichs
Vice President Chief Financial Officer

Date: November 7, 2012