Form 10-K
period 2012-12-29
REGAL BELOIT CORP
filed 2013-02-27
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012
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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer Non-accelerated filer Smaller reporting company
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $2.6 billion.
On February 20, 2013, the registrant had outstanding 44,975,804 shares of common stock, $.01 par value, which is registrant's only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2013 is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 29, 2012

CAUTIONARY STATEMENT
This Annual Report on Form 10-K contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or “continue” or the negative of these terms or other similar words. Actual results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2013 (the “2013 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 29, 2012 as “fiscal 2012,” the fiscal year ended December 31, 2011 as “fiscal 2011,” and the fiscal year ended January 1, 2011 as “fiscal 2010.”
ITEM 1 -    BUSINESS
Our Company
We are a global manufacturer of electric motors and controls, electric generators and controls, and mechanical motion control products. We have two reporting segments: Electrical and Mechanical. Financial information on our reporting segments for fiscal 2012, fiscal 2011 and fiscal 2010 is contained in Note 6 of Notes to the Consolidated Financial Statements.
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

•	fractional motors and blowers used in gas fired water heaters and hydronic heating systems;

•	hermetic motors used in residential air conditioning and commercial air conditioning and refrigeration systems;

•	custom electronic drives used in paper processing, steel processing, automotive test stands, oil and gas applications, and a variety of other industrial applications;

•	oil and gas artificial lift system pumping equipment typically used in well applications;

•	capacitors for use in HVAC systems, high intensity lighting and other applications;

•	electric generators and controls ranging in size from approximately five kilowatts through four megawatts used in systems to generate backup or primary power;

•	AC and DC variable speed drives and controllers and other accessories for a variety of commercial and industrial applications; and

•	automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment.

We provide a comprehensive offering of stock models of electric motors in addition to the motors we produce to specific customer specifications. These products range in size from sub-fractional and fractional to small integral horsepower motors to larger commercial and industrial motors up to approximately 6,500 horsepower.
Our HVAC electric motors and blowers are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes, water heaters and humidifiers. A majority of our HVAC motors replace existing motors, are installed as part of a new HVAC system that replaces an existing HVAC system, or are used in an HVAC system for new home construction. The business enjoys a large installed base of equipment and long-term relationships with its major customers.
Our power generation business includes electric generators and power generation components and controls. The market for electric power generation components and controls is driven by demand for backup power on the part of end users who want to reduce operating losses due to power disturbances and the increased need for both prime power and emergency power in certain applications. Our generators are used in commercial, industrial, agricultural, marine, military, transportation, construction, data centers and other applications.
In our Electrical segment, we are focused on the design, manufacture and marketing of products that feature energy efficiency technology. Our energy efficient products help the systems they operate consume less energy, providing a significant benefit to our original equipment manufacturer (“OEM”) customers and lowering the system operating costs to end users. In fiscal 2012, we launched 61 new products, 45 in the Electrical segment and 16 in the Mechanical segment. Many of the new products are energy efficient.
2012 Acquisitions
During 2012, we completed three acquisitions in the Electrical segment;

•
On November 30, 2012, we acquired Remco Products Limited ("Remco") for $3.7 million. Remco is a UK supplier of a broad range of AC fractional horsepower electric motors and fans for replacement use in heating, ventilation, refrigeration and air conditioning industries located in West Sussex, England. The acquisition added greater access to the European replacement motor business and is expected to provide growth opportunities for our overall European business.

•
On October 2, 2012, we acquired Marlin Coast Motor Rewinding ("MCMR") for $3.4 million. MCMR, based in Cairns, North Queensland, Australia, is a regional leader in the supply, service and overhaul of electric machines.

•	On April 30, 2012, we acquired Tecnojar, a Mexico based electrical products company for $1.6 million.
2011 Acquisitions
EPC Acquisition
On August 22, 2011, we completed our acquisition of the Electrical Products Company (“EPC”) of A.O. Smith Corporation. The purchase price included $756.1 million in cash and 2,834,026 shares of our common stock, making it the largest acquisition in our history. EPC manufactures and sells hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C - frame ventilation motors up to 1,320 horsepower hermetic and 400 horsepower integral motors. EPC's products are used primarily in hermetic, pump, HVAC and general industrial applications. EPC has operations in the United States, Mexico, China and the United Kingdom. The acquisition added technology and global capacity that will bring more value to our customers with energy-saving products, broader product offerings and better operating efficiencies.
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

Mechanical Segment
Our Mechanical segment manufactures and markets a broad array of mechanical motion control products including:

•	standard and custom worm gearboxes, bevel gearboxes, helical gearboxes and concentric shaft gearboxes;

•	open gearing;

•	marine transmissions;

•	custom gearing;

•	gear motors;

•	manual valve actuators; and

•	electrical connecting devices.

Our gear and transmission related products primarily control motion by transmitting power from a source, such as an electric motor, to an end use, such as a conveyor belt, usually reducing speed and increasing torque in the process. Our valve actuators are used primarily in oil and gas, water distribution and treatment and chemical processing applications. Mechanical products are sold to OEM's, distributors and end users across many industries.
During 2012, we completed one acquisition in the Mechanical segment:

•
On February 3, 2012, we acquired Milwaukee Gear Company (“MGC”), a Wisconsin-based leading manufacturer of highly engineered gearing components for oil and gas applications as well as a wide variety of other commercial and industrial applications. The purchase price of MGC was $80.3 million paid in cash, net of cash acquired.

We also completed one acquisition in 2011:

•	On March 7, 2011, we acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions.

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

		Annual
		Revenues
	Year	at
Company	Acquired	Acquisition	Primary Products at Acquisition
Remco	2012	$4.5	Distributes a broad range of AC fractional horsepower electric motors and fans for replacement use in heating, ventilation, refrigeration and air conditioning industries in the U.K.

Marlin Coast Motor Rewinding	2012	3.5	Rewinds and distributes electric motors and generators in Australia

Tecnojar	2012	3.0	Integrates, engineers, and packages small systems consisting of PLC's, drives and enclosures and also provides service support and parts for this customer base in Mexico

MGC	2012	54.0	Manufacturers highly engineered gearing components for oil and gas applications as well as a wide variety of other commercial and industrial applications

EPC	2011	706.0	Manufactures hermetic motors, fractional horsepower AC and DC motors and integral horsepower motors

AFMC	2011	13.0	Manufactures blowers, fan decks, axial fans and sub-fractional motors in Australia

Ramu	2011	—	Research related to switched reluctance motor technology

Hargil	2011	2.0	Distributes mechanical power transmission components and solutions in Australia

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
We operate large distribution facilities in Indianapolis, Indiana and LaVergne, Tennessee which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing our fleet of trucks and trailers as well as common carriers. We also operate numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives' warehouses located in specific geographic areas to serve local customers.
We derive a significant portion of the revenues of our HVAC motor business from key OEM customers. Our reliance on sales from this relatively small number of customers makes our relationship with each of these customers important to our business, and we expect this customer concentration will continue for the foreseeable future in this portion of our business. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2012, fiscal 2011 or fiscal 2010.
Many of our motors are incorporated into residential applications that OEMs sell to end users. The number of installations of new and replacement HVAC systems; pool pumps or components is higher during the spring and summer seasons due to the increased use of air conditioning during warmer months.
Competition
Electrical Segment
Electric motor manufacturing is a highly competitive global industry in which there is emphasis on reducing costs, boosting efficiency and promoting energy savings. We compete with a growing number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors operate production facilities in many different countries, producing products for both the domestic and export markets.  Electric motor manufacturers from abroad, particularly those located in Brazil, China, India and elsewhere in Asia, provide increased competition as they expand their market penetration around the world, especially in North America. Additionally, there is a recent trend toward global industry consolidation.
Our major foreign competitors for electrical products include Broad-Ocean Motor Co., Welling Holding Limited, Kirloskar Brothers Limited, ebm-papst Mulfingen GmbH & Co. KG, Crompton Greaves Limited, Lafert, ABB Ltd., Johnson Electric Holdings Limited, Siemens AG, Toshiba Corporation, Panasonic Corporation, Leroy-Somer (a subsidiary of Emerson Electric Company), Tech-top, Weg S.A., Hyundai, and TECO Electric & Machinery Co., Ltd. Our major domestic competitors for electrical products include Baldor Electric (a subsidiary of ABB Ltd.,), U.S. Motors (a division of Nidec Corporation), SNTech, Inc., General Electric Company, Bluffton Motor Works, McMillan Electric Company and Newage (a division of Cummins, Inc). On balance, the demarcation between domestic U.S. and foreign manufacturers is blurring as competition becomes more and more global.
We believe that we compete in the electric motor industry primarily on the basis of quality, technological capabilities such as energy efficiency, price, service, promptness of delivery, and the overall value of our products.
Mechanical Segment
We provide various mechanical product applications and compete with a number of different companies depending on the particular product offering. We believe that we are a leading manufacturer of several mechanical products and that we are the leading manufacturer in the United States of worm gear drives. Our major domestic competitors include Boston Gear (a division of Altra Industrial Motion, Inc.), Dodge (a subsidiary of ABB Ltd.), Emerson Electric Company and Winsmith (a division of Peerless-Winsmith, Inc.). Our major foreign competitors include SEW Eurodrive GmbH & Co., Flender GmbH, Nord, Sumitomo Corporation and ZF Friedrichshafen AG.
Engineering, Research and Development
We believe that innovation is critical to our future growth and success. We are committed to investing in new products, technologies and processes that deliver real value to our customers. We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 83 non-provisional and five provisional patent applications in fiscal 2012.
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
For fiscal 2012, 2011 and 2010, we incurred research and development expenditures of $28.5 million, $21.8 million and $10.4 million, respectively.

Manufacturing and Operations
We have developed and acquired global operations in locations such as Mexico, India, Thailand and China so that we can sell our products in these faster growing markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the United States, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements in many instances. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.
We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods from an established global network of suppliers. We aggressively pursue global sourcing to reduce our overall costs. We generally maintain a dual sourcing capability in our existing domestic facilities to ensure a reliable supply source for our customers, although we do depend on a limited number of key suppliers for certain materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components of our product costs consist of bearings, electronics, permanent magnets and ferrous and non-ferrous castings.
We continually upgrade our manufacturing equipment and processes, including increasing our use of computer aided manufacturing systems and developing our own testing systems. To drive the continuous improvement process, we have deployed Lean Six Sigma techniques across our facilities worldwide in order to develop our people and deploy our processes. The initiative has generated significant benefits by eliminating waste, improving safety, quality and delivery, and reducing cycle times. We have trained approximately 2,300 people since the program began in 2005. Our goal is to be a world wide leader of high quality and low cost manufacturer of electric motors, power generation, electronic controls and motion control products.
Facilities
We have manufacturing, sales and service facilities in the United States, Mexico, China, India and Australia, as well as a number of other locations throughout the world. Our Electrical segment currently includes 132 manufacturing, service and distribution facilities, of which 56 are principal manufacturing facilities. The Electrical segment's present operating facilities contain a total of approximately 11.6 million square feet of space of which approximately 46% are leased. Our Mechanical segment currently includes 12 manufacturing, service and distribution facilities, of which 5 are principal manufacturing facilities. The Mechanical segment's present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 24% are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 54,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.
Backlog
Our business units have historically shipped the majority of their products in the month the order is received. As of December 29, 2012, our backlog was $407.5 million, as compared to $372.4 million on December 31, 2011. We believe that virtually all of our backlog will be shipped in 2013.
Patents, Trademarks and Licenses
We own a number of United States patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business other than our ECM patents which relate to a significant portion of our sales. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.
Employees
As of the close of business on December 29, 2012, we employed approximately 23,800 employees worldwide. Of those employees, approximately 9,500 were located in Mexico; approximately 5,100 in China; approximately 4,900 in the United States; approximately 2,200 in India; and approximately 2,100 in the rest of the world. We consider our employee relations to be very good.
Executive Officers
The names, ages, and positions of our executive officers as February 15, 2013 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was selected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Mark J. Gliebe	52	Chairman and Chief Executive Officer
Elected Chairman of the Board on December 31, 2011. Elected President and Chief Executive Officer in May 2011. Previously elected President and Chief Operating Officer in December 2005. Joined the Company in January 2005 as Vice President and President - Electric Motors Group, following the acquisition of the HVAC motors and capacitors businesses from GE. Previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

Jonathan J. Schlemmer	47	Chief Operating Officer
Elected Chief Operating Officer in May 2011. Prior thereto served as the Company's Senior Vice President - Asia Pacific from January 2010 to May 2011. Prior thereto, served as the Company's Vice President - Technology from 2005 to January 2010. Before joining the company, worked for GE in its electric motors business in a a variety of roles including quality, Six Sigma and engineering.

Charles A. Hinrichs	59	Vice President and Chief Financial Officer
Joined the Company and was elected Vice President, Chief Financial Officer in September 2010. Prior to joining the Company, Mr. Hinrichs was Senior Vice President and Chief Financial Officer at Smurfit-Stone Container Corporation, where he worked from 1995 to 2009. On January 26, 2009, Smurfit Stone Container Corporation and its primary operating subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware, and emerged from bankruptcy in July 2010.

Peter C. Underwood	43	Vice President, General Counsel and Secretary
Joined the Company and was elected Vice President, General Counsel and Secretary in September 2010. Prior to joining the Company, Mr. Underwood was a partner with the law firm of Foley & Lardner LLP from 2005 to 2010 and an associate from 1996 to 2005.

Terry R. Colvin	57	Vice President Corporate Human Resources
Joined the Company in September 2006 and was elected Vice President Coporate Human Resources in January 2007. Prior to joining the Company, Mr. Colvin was Vice President of Human Resources for Stereotaxis Corporation from 2005 to 2006.

John M. Avampato	51	Vice President and Chief Information Officer
Joined the Company in April 2006 as Vice President Information Technology. Appointed Vice President and Chief Information Officer in January 2008. In April 2010, Mr. Avampato was elected an Officer of the Company. Prior to joining the Company, Mr. Avampato was with Newell Rubbermaid from 1984 to 2006 where he was Vice President, Chief Information Officer from 1999 to 2006.

Website Disclosure
Our Internet address is www.regalbeloit.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.”  We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange.  We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
In our Electrical segment, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.
We derive a significant portion of the revenues of our HVAC motor business from several key OEM customers. Our success will depend on our continued ability to develop and manage relationships with these customers. We expect this customer concentration will continue for the foreseeable future. Our reliance on sales from customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain these key customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our results of operations and financial condition.
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
We are dependent on a single or limited number of suppliers for some materials or components required in the manufacture of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, we may experience supply shortages that could result in our inability to meet our customers' requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations.
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
As a result of the increase in our debt levels and debt service obligations in connection with our 2011 acquisition of EPC, we may have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.
In fiscal 2011, we significantly increased our overall debt levels in connection with financing the acquisition of EPC. As of December 29, 2012, we had $818.5 million in aggregate debt outstanding under our various financing arrangements, $375.3 million in cash and investments and $472.0 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our increased indebtedness may have important consequences. For example, it could:

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
We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management's resources and time and the potential adverse effect to our business reputation.

We expect to incur costs and charges as a result of restructuring activities such as facilities and operations consolidations and workforce reductions that we expect will reduce on-going costs, and those restructuring activities also may be disruptive to our business and may not result in anticipated cost savings.
We have been consolidating facilities and operations in an effort to make our business more efficient and expect to continue to review our overall manufacturing footprint. We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected and, to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

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
Sales of products incorporated into HVAC systems and other residential applications are seasonal and affected by the weather; mild or cooler weather could have an adverse effect on our operating performance.
Many of our motors are incorporated into HVAC systems and other residential applications that OEMs sell to end users. The number of installations of new and replacement HVAC systems or components and other residential applications is higher during the spring and summer seasons due to the increased use of air conditioning during warmer months. Mild or cooler weather conditions during the spring and summer season often result in end users deferring the purchase of new or replacement HVAC systems or components. As a result, prolonged periods of mild or cooler weather conditions in the spring or summer season in broad geographical areas could have a negative impact on the demand for our HVAC motors and, therefore, could have an adverse effect on our operating performance. In addition, due to variations in weather conditions from year to year, our operating performance in any single year may not be indicative of our performance in any future year.
We increasingly manufacture our products outside the United States, which may present additional risks to our business.
As a result of our recent acquisitions, a significant portion of our net sales are attributable to products manufactured outside of the United States, principally in Mexico, India, Thailand and China. Approximately 18,900 of our approximate 23,800 total employees and 40 of our 61 principal manufacturing facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our Electrical segment currently includes 132 manufacturing, service and distribution facilities, of which 56 are principal manufacturing facilities. The Electrical segment's present operating facilities contain a total of approximately 11.6 million square feet of space of which approximately 46% are leased. Our Electrical segment facilities include the following:

Location	Facilities	Total Square Footage	Status	Use
Juarez, MX	14	1,336,387	Owned and Leased	Manufacturing
Wuxi, China	1	623,268	Owned	Manufacturing
Wausau, WI	1	498,329	Owned	Manufacturing
Kolkata, India	1	472,708	Owned and Leased	Manufacturing
Monterrey, MX	5	421,447	Owned and Leased	Manufacturing
Indianapolis, IN	1	376,000	Leased	Warehouse
Tipp City, OH	1	355,680	Owned	Office
Changzhou, China	2	350,219	Owned	Manufacturing
Reynosa, MX	1	320,000	Owned	Manufacturing
Springfield, MO	1	320,000	Owned	Manufacturing
Piedras Negras, MX	3	308,075	Leased	Manufacturing
Hengli, China	1	292,757	Leased	Manufacturing
Yueyang, China	1	290,712	Owned	Manufacturing
Bangkok, Thailand	2	273,594	Owned and Leased	Manufacturing and Warehouse
Faridabad, India	1	255,016	Owned	Manufacturing
Taicang, China	1	252,322	Owned	Manufacturing
Milan, Italy	1	244,091	Leased	Manufacturing
Mt. Sterling, KY	1	241,000	Owned	Manufacturing
Cassville, MO	1	238,838	Owned and Leased	Manufacturing
Pudong Shanghai, China	1	226,000	Leased	Manufacturing
Acuna, MX	2	213,408	Leased	Manufacturing
El Paso, TX	1	192,000	Leased	Warehouse
Lavergne, TN	1	187,930	Leased	Manufacturing and Warehouse
Lebanon, MO	1	186,900	Owned	Warehouse
Boashan, China	1	169,000	Owned	Manufacturing
Einbergen, Netherlands	1	154,874	Owned and Leased	Warehouse
Erwin, TN	4	150,630	Owned	Manufacturing
Rowville, Australia	2	148,639	Leased	Office, Sales, Manufacturing and Warehouse
Pharr, TX	1	125,000	Leased	Warehouse
Lincoln, MO	1	120,000	Owned	Manufacturing
McAllen, TX	1	116,288	Owned	Manufacturing
Grafton, WI (2)	2	110,250	Leased	Manufacturing
Blytheville, AR	1	107,000	Leased	Manufacturing
West Plains, MO	1	106,000	Owned	Manufacturing
Black River Falls, WI	1	103,000	Owned	Manufacturing
Shanghai, China	3	98,656	Owned and Leased	Sales and Manufacturing
Other (1)	60	1,647,605
		11,633,623

(1) Less significant manufacturing, service and distribution and engineering facilities located in North America, Europe, Asia, Australia, South America and Africa. Total Electrical segment leased square footage is 1.1 million.

Our Mechanical segment currently includes 12 manufacturing, service and distribution facilities, of which 5 are principal manufacturing facilities. The Mechanical segment's present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 24% are leased. Our Mechanical segment facilities include the following:

Location	Facilities	Total Square Footage	Status	Use
Milwaukee, WI	1	198,600	Leased	Manufacturing
Liberty, SC	1	173,516	Owned	Manufacturing
Aberdeen, SD	1	164,960	Owned	Manufacturing
Shopiere, WI	1	132,000	Owned	Manufacturing
Union Grove, WI	1	122,000	Owned	Manufacturing
Other (1)	7	259,802
		1,050,878

(1) Total Mechanical segment leased square footage is 248,902.

ITEM 3 -     Legal Proceedings

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

ITEM 4 -    Mine Safety Disclosures
Not applicable.

ITEM 5 -	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from January 1, 2011 through December 29, 2012.

	2012 Price Range			2011 Price Range
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$70.99	$51.07	$0.18	$75.18	$65.79	$0.17
2nd	69.22	56.20	0.19	76.04	63.57	0.18
3rd	75.60	61.00	0.19	69.88	45.38	0.18
4th	71.34	63.68	0.19	56.42	42.97	0.18

We have paid 210 consecutive quarterly dividends through January 2013. The number of registered holders of common stock as of February 15, 2013 was 477.
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 29, 2012.

			Maximum
	Total		Number of
	Number of	Average	Shares that May be
	Shares	Price Paid	Purchased Under the
2012 Fiscal Month	Purchased	per Share	Plans or Programs
September 30 to November 3	2	$67.48	2,115,900

November 4 to December 1	5,868	66.86	2,115,900

December 2 to December 29	—	—	2,115,900
Total	5,870

There were no shares purchased as a part of a publicly announced plan or program.

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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components

and Equipment Index, for the period December 29, 2007 through December 29, 2012. In each case, the graph assumes the investment of $100.00 on December 29, 2007.

INDEXED RETURNS
	Years Ending
Company / Index	2008	2009	2010	2011	2012
Regal Beloit Corporation	$76.78	$119.24	$154.99	$119.81	$163.36
S&P MidCap 400 Index	61.00	87.60	110.94	109.02	126.48
S&P 400 Electrical Components & Equipment	60.99	83.97	121.44	121.29	161.06

ITEM 6 -    Selected Financial Data
The selected statements of income data for fiscal 2012, 2011 and 2010, and the selected balance sheet data at December 29, 2012 and December 31, 2011 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2009 and 2008 and the selected balance sheet data at January 1, 2011, January 2, 2010 and December 27, 2008 are derived from audited financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2012	2011	2010	2009	2008
	(In Millions, Except Per Share Data)
Net Sales	$3,166.9	$2,808.3	$2,238.0	$1,826.3	$2,246.2
Income from Operations	312.8	255.7	237.7	159.5	230.4
Net Income	200.3	158.0	154.7	98.7	128.9
Net Income Attributable to Regal Beloit Corporation	195.6	152.3	149.4	95.0	125.5
Total Assets	3,569.1	3,266.5	2,449.1	2,112.2	2,023.5
Long-term Debt	754.7	909.2	428.3	468.1	560.1
Regal Beloit Shareholders' Equity	1,953.4	1,535.9	1,362.0	1,167.8	826.0
Per Share Data:
Earnings - Basic	$4.68	$3.84	$3.91	$2.76	$4.00
Earnings - Assuming Dilution	4.64	3.79	3.84	2.63	3.78
Cash Dividends Declared	0.75	0.71	0.67	0.64	0.63
Shareholders' Equity	46.73	38.70	35.62	33.85	26.35
Weighted Average Shares Outstanding (in millions):
Basic	41.8	39.7	38.2	34.5	31.3
Assuming Dilution	42.1	40.1	38.9	36.1	33.3

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions included EPC (August 2011). See Note 4 of Notes to the Consolidated Financial Statements for pro forma financial information related to the EPC acquisition.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 29, 2012 as “fiscal 2012,” the fiscal year ended December 31, 2011 as “fiscal 2011,” the fiscal year ended January 1, 2011 as “fiscal 2010.” Fiscal 2012, fiscal 2011 and fiscal 2010 all had 52 weeks.
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
We also prioritize investments that generate higher return on capital businesses. Our management team is compensated based on a shareholder value-added program which reinforces capital allocation disciplines that drive increases in shareholder value. The key metrics in our program include total sales growth, organic sales growth, operating margin percent, operating cash flow as a percent of net income and ROIC.
In 2012, we saw declines in sales of our products used in many of our end market applications. We believe these sales declines were due to slower economic growth, recession or uncertainty about future economic conditions in the markets in which we compete. Given the recent global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Slower economic growth or recessions in the U.S. and international markets may reduce the demand for our products.

Results of Operations

Net Sales
	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	(Dollars in Millions)
Net Sales	$3,166.9	$2,808.3	$2,238.0
Sales growth rate	12.8%	25.5%	22.5%
Net Sales by Segment:
Electrical segment	$2,870.2	$2,533.3	$2,002.0
Sales growth rate	13.3%	26.5%	22.3%
Mechanical segment	$296.7	$275.0	$236.0
Sales growth rate	7.9%	16.5%	25.1%

Fiscal 2012 Compared to Fiscal 2011
Net sales for fiscal 2012 were $3.2 billion, a 12.8% increase over fiscal 2011 net sales of $2.8 billion. Net sales for fiscal 2012 included $579.7 million of incremental net sales related to the recently acquired businesses. (See also Note 4 of Notes to the Consolidated Financial Statements.) In addition to incremental net sales from acquisitions, net sales for fiscal 2012 reflected (i) price increases of approximately 0.6% to offset increased material costs, (ii) an approximately 7.9% decrease related to volume and mix changes, and (iii) a decrease from foreign currency translation of approximately 1.2%.

In the Electrical segment, net sales for fiscal 2012 were $2.9 billion, a 13.3% increase over fiscal 2011 net sales of $2.5 billion.  Fiscal 2012 net sales for the Electrical segment included $537.2 million of incremental net sales related to the recently acquired businesses. Excluding the acquired businesses, fiscal 2012 Electrical segment net sales declined 7.9% driven primarily by softer HVAC demand in the first half of 2012 and slowing commercial and industrial demand in the second half of 2012.

In the Mechanical segment, net sales for fiscal 2012 were $296.7 million, a 7.9% increase over fiscal 2011 net sales of $275.0 million. Fiscal 2012 Mechanical segment net sales included $42.5 million from the acquired business.

Net sales of high efficiency products increased 22.1% in fiscal 2012 compared to fiscal 2011 and represented 20.3% of total net sales in fiscal 2012 compared to 16.1% of total net sales in fiscal 2011.

In fiscal 2012, sales outside of the United States increased 3.0% compared to fiscal 2011 and represented 32.8% of total net sales for fiscal 2012 compared to 36.0% of total net sales for fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010
Net sales for fiscal 2011 were $2.8 billion, a 25.5% increase over fiscal 2010 net sales of $2.2 billion. Net sales for fiscal 2011 included $494.3 million of incremental net sales related to the recently acquired businesses. See also Note 4 of Notes to the Consolidated Financial Statements. In addition to incremental net sales from acquisition, net sales for fiscal 2011 reflected (i) price increases of approximately 6.3% to offset increased material costs, (ii) an approximately 4.0% decrease related to volume and mix changes, and (iii) a favorable impact of foreign currency translation of approximately 1.2%.

In the Electrical segment, net sales for fiscal 2011 were $2.5 billion, a 26.5% increase over fiscal 2010 net sales of $2.0 billion.  Fiscal 2011 net sales for the Electrical segment included $484.4 million of incremental net sales related to the recently acquired businesses. Net sales in the Electrical segment were negatively impacted by weak housing markets, the effects of reduced federal tax incentives for high energy efficiency products and increased industry sales of R22 systems, resulting in a 7.3% decrease in net sales of our U.S. residential HVAC motor business during fiscal 2011.

Fiscal 2011 commercial and industrial motor net sales in North America increased 12.2% over sales for fiscal 2010.  Global generator sales increased 26.4% for fiscal 2011 compared to fiscal 2010, primarily resulting from increased demand for back-up and primary power following several global natural disasters experienced in 2011.

In the Mechanical segment, net sales for fiscal 2011 were $275.0 million, a 16.5% increase over fiscal 2010 net sales of $236.0 million. Fiscal 2011 net sales for the Mechanical segment included $9.9 million of incremental net sales related to the recently acquired businesses. Strengthening end market demand for most Mechanical segment businesses was experienced in fiscal 2011.

Net sales of high energy efficient products increased 13.0% in fiscal 2011 compared to fiscal 2010. High energy efficiency product sales represented 16.1% of net sales for fiscal 2011 compared to 17.9% for fiscal 2010.

In fiscal 2011, sales outside of the United States exceeded $1.0 billion and represented 36.0% of total net sales for fiscal 2011 compared to 31.6% of total net sales for fiscal 2010.

Gross Profit
	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	(Dollars in Millions)
Gross Profit	$771.0	$666.0	$549.3
Gross profit percentage	24.3%	23.7%	24.5%

Gross Profit by Segment:
Electrical segment	$691.7	$590.9	$486.1
Gross profit percentage	24.1%	23.3%	24.3%
Mechanical segment	$79.3	$75.1	$63.2
Gross profit percentage	26.7%	27.3%	26.8%

Fiscal 2012 Compared to Fiscal 2011
The gross profit margin for fiscal 2012 was 24.3% compared to 23.7% for fiscal 2011.
The gross profit margin for the Electrical segment was 24.1% for fiscal 2012 compared to 23.3% for fiscal 2011. For fiscal 2012, the Electrical segment gross profit included $6.9 million of restructuring charges. Fiscal 2011 Electrical segment gross profit included $25.8 million of inventory purchase accounting adjustments and $12.6 million incremental warranty expense resulting from a production flaw in 2011.
The gross profit margin for the Mechanical segment was 26.7% for fiscal 2012 compared to 27.3% for fiscal 2011. For the Mechanical segment, fiscal 2012 included $0.7 million of purchase accounting adjustments from the acquired business.
Fiscal 2011 Compared to Fiscal 2010
The gross profit margin for fiscal 2011 was 23.7% compared to 24.5% for fiscal 2010.
The gross profit margin for the Electrical segment was 23.3% for fiscal 2011 compared to 24.3% for fiscal 2010. The decrease in Electrical segment gross margins was primarily due to (i) $25.8 million of inventory purchase accounting adjustment expenses from the EPC acquisition in 2011, (ii) $12.6 million incremental warranty expense resulting from a production flaw in 2011, and (iii) mix change toward lower efficiency HVAC motor products.

Operating Expenses
	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	(Dollars in Millions)
Operating Expenses	$458.2	$410.3	$311.6
As a percentage of net sales	14.5%	14.6%	13.9%
Operating Expenses by Segment:
Electrical segment	$418.0	$368.4	$275.9
As a percentage of net sales	14.6%	14.5%	13.8%
Mechanical segment	$40.2	$41.9	$35.7
As a percentage of net sales	13.5%	15.2%	15.1%

Fiscal 2012 Compared to Fiscal 2011
Operating expenses were $458.2 million, or 14.5% of net sales, for fiscal 2012 compared to $410.3 million, or 14.6% of net sales, for fiscal 2011. Operating expenses for the Electrical segment were $418.0 million, or 14.6% of Electrical segment net sales, for fiscal 2012 compared to $368.4 million, or 14.5% of Electrical segment net sales, for fiscal 2011. Operating expenses for the Mechanical segment were $40.2 million, or 13.5% of Mechanical segment net sales, for fiscal 2012 compared to $41.9 million, or 15.2% of Mechanical segment net sales, for fiscal 2011.
Fiscal 2012 Electrical segment operating expenses included $2.7 million of restructuring expenses and $62.1 million of incremental operating expenses from the acquired businesses. Fiscal 2011 Electrical segment operating expenses included $15.5 million of acquisition related expenses, $3.6 million of restructuring charges and a $6.5 million gain on the divested pool and spa business.
For the Mechanical segment, fiscal 2012 included $4.4 million of incremental operating expenses from the acquired business and a $1.3 million gain from the sale of surplus real estate.

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

Income from Operations
	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	(Dollars in Millions)
Income from Operations	$312.8	$255.7	$237.7
As a percentage of net sales	9.9%	9.1%	10.6%
Income from Operations by Segment
Electrical segment	$273.7	$222.6	$210.2
As a percentage of net sales	9.5%	8.8%	10.5%
Mechanical segment	$39.1	$33.1	$27.5
As a percentage of net sales	13.2%	12.1%	11.7%

Fiscal 2012 Compared to Fiscal 2011
Income from operations was $312.8 million, or 9.9% of net sales, for fiscal 2012 compared to $255.7 million, or 9.1% of net sales, for fiscal 2011. Income from operations for the Electrical segment was $273.7 million, or 9.5% of Electrical segment net sales, for fiscal 2012 compared to $222.6 million, or 8.8% of Electrical segment net sales, for fiscal 2011. Income from operations for the Mechanical segment was $39.1 million, or 13.2% of Mechanical segment net sales, for fiscal 2012 compared to $33.1 million, or 12.1% of Mechanical segment net sales, for fiscal 2011.
The increase in income from operations as a percentage of net sales for fiscal 2012 was primarily due to the items discussed above under “Gross Profit” and “Operating Expenses.”
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
The decrease in income from operations as a percentage of net sales for fiscal 2011was primarily due to the items discussed above under “Gross Profit” and “Operating Expenses.”

Interest Expense, Net
	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	(Dollars in Millions)
Interest Expense, Net	$42.9	$29.4	$17.0
Weighted average interest rate	4.9%	4.5%	4.1%

Fiscal 2012 Compared to Fiscal 2011
Net interest expense for fiscal 2012 was $42.9 million compared to $29.4 million for fiscal 2011. Fiscal 2012 interest expense was $13.5 million greater than 2011 as a result of the full year effect of the additional borrowings to fund the 2011 EPC acquisition(see also Note 4 of Notes to the Consolidated Financial Statements).
Fiscal 2011 Compared to Fiscal 2010
Net interest expense for fiscal 2011 was $29.4 million compared to $17.0 million for fiscal 2010. During fiscal 2011, interest expense increased due to borrowings incurred to fund the EPC acquisition (see also Note 4 of Notes to the Consolidated Financial Statements).

Provision for Income Taxes
	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	(Dollars in Millions)
Income Taxes	$69.6	$68.3	$66.0
Effective Tax Rate	25.8%	30.2%	29.9%

Fiscal 2012 Compared to Fiscal 2011
For fiscal 2012 the effective tax rate was 25.8%. The lower effective tax rate, as compared to the 35.0% statutory Federal income tax rate, primarily resulted from the completion of the tax integration of the EPC acquisition (see also Note 10 of Notes to the Consolidated Financial Statements).
Fiscal 2011 Compared to Fiscal 2010
The effective tax rate for fiscal 2011 was 30.2%. The lower effective tax rate, as compared to the 35.0% statutory Federal income tax rate, primarily resulted from lower foreign tax rates (see also Note 10 of Notes to the Consolidated Financial Statements).

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Fiscal	Fiscal	Fiscal
	2012	2011	2010

Net Income Attributable to Regal Beloit Corporation (in millions)	$195.6	$152.3	$149.4
Fully Diluted Earnings Per Share	$4.64	$3.79	$3.84
Average Number of Diluted Shares (in millions)	42.1	40.1	38.9

Fiscal 2012 Compared to Fiscal 2011
Net Income Attributable to Regal Beloit Corporation for fiscal 2012 was $195.6 million, an increase of 28.4% compared to $152.3 million for fiscal 2011. Fully diluted earnings per share were $4.64 for fiscal 2012 compared to $3.79 for fiscal 2011. The average number of diluted shares was 42.1 million during fiscal 2012 compared to 40.1 million during fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010
Net Income Attributable to Regal Beloit Corporation for fiscal 2011 was $152.3 million, an increase of 1.9% compared to $149.4 million for fiscal 2010. Fully diluted earnings per share were $3.79 for fiscal 2011 compared to $3.84 for fiscal 2010. The average number of diluted shares was 40.1 million during fiscal 2011 compared to 38.9 million during fiscal 2010.

Liquidity and Capital Resources
General
Our principal source of liquidity is operating cash flow. In addition to operating income, other significant factors affecting our operating cash flow include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing and the ability to attract long-term capital at acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $351.7 million for fiscal 2012, an $86.4 million increase from fiscal 2011. The increase resulted from higher sales volume in fiscal 2012 driven by the full year effect of the 2011 EPC acquisition on 2012 fiscal operating results. Net income was $42.3 million higher for fiscal 2012 compared to fiscal 2011. In addition, depreciation and amortization were $27.8 million higher in fiscal 2012 as compared to fiscal 2011.
Cash flow used in investing activities was $197.6 million for fiscal 2012, compared to $752.1 million used in fiscal 2011. The $554.5 million decrease was primarily due to the prior year acquisition of EPC. Business acquisitions were $110.4 million in fiscal 2012, driven by the acquisition of Milwaukee Gear Company, compared to $765.9 million in fiscal 2011 which included the EPC acquisition. Capital expenditures were $91.0 million in fiscal 2012 compared to $57.6 million in fiscal 2011 driven by the construction and relocation of several of our China facilities.
Our commitments for property, plant and equipment as of December 29, 2012 were approximately $17.8 million. In fiscal 2013, we anticipate capital spending will be approximately $100.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in 2013. We anticipate funding 2013 capital spending with a combination of operating cash and borrowings under our revolving credit facility.
Cash flow provided from financing activities was $77.1 million for fiscal 2012, compared to cash flow provided of $455.7 million for fiscal 2011. The 2012 financing cash flows was driven by $202.9 million of proceeds from the sale of common stock and repayments of long-term debt of $90.3 million. The fiscal 2011 cash flow was driven by $500.0 million in long-term borrowings used to finance a portion of the 2011 EPC acquisition. We paid $30.8 million in dividends to shareholders in 2012.
Our working capital was $1.0 billion at December 29, 2012, an increase of 31.2% from $766.6 million at December 31, 2011. At December 29, 2012, our current ratio (which is the ratio of our current assets to current liabilities) was 2.9:1 compared to 2.5:1 at December 31, 2011.
The following table presents selected financial information and statistics as of December 29, 2012 and December 31, 2011 (in millions):

	December 29,	December 31,
	2012	2011
Cash and Cash Equivalents	$375.3	$142.6
Trade Receivables, Net	446.0	424.2
Inventories, Net	557.0	575.8
Working Capital	1,006.0	766.6
Current Ratio	2.9:1	2.5:1

Our Cash and Cash Equivalents totaled $375.3 million at December 29, 2012. A portion of our cash is held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.
At December 29, 2012, the increase in Cash and Cash Equivalents was driven by the proceeds of our December 2012 sale of common stock.
At December 29, 2012, we had $750.0 million of senior notes (the “Notes”) outstanding. During 2011, we issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. We also have $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). Details on the Notes at December 29, 2012 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At December 29, 2012, the interest rate was between 0.9% and 1.0%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 to the Notes to the Consolidated Financial Statements.
In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. During 2011, we repaid $20.0 million of the outstanding Term Loan. During 2012, the Company repaid an additional $90.0 million of the Term Loan. The Term Loan matures in June 2013 and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. This margin varies with the ratio of our total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At December 29, 2012, the interest rate of 1.3% was based on a margin over LIBOR.
In 2011, we replaced an existing $500.0 million revolving credit facility with a maturity of April 2012 with a new $500.0 million revolving credit facility (the “Facility”). The Facility permits us to borrow at interest rates based upon a margin above LIBOR, which margin varies with the ratio of total funded debt, net of specified cash, to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At December 29, 2012 there was no outstanding balance on the Facility. The average balance outstanding under all revolving credit facilities in fiscal 2012 was $30.6 million. The average interest rate paid under the Facility was 1.7% in 2012. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of our total funded debt to our EBITDA, net of specified cash. As of December 29, 2012, we had approximately $28.0 million in standby letters of credit issued under the Facility and $472.0 million in available borrowings under the Facility. The Facility matures in June 2016.
Based on rates for instruments with comparable maturities and terms, which are classified as Level 2 inputs, the approximate fair value of our debt was $859.6 million and $951.0 million as of December 29, 2012 and December 31, 2011, respectively.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of December 29, 2012. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
The primary financial covenants on our Notes, Term Loan, and the Facility include ratios of debt to EBITDA (as defined in each agreement) and minimum interest coverage ratios of EBITDA to interest expense. The debt to EBITDA covenant ratio requires us to be less than 3.75:1, and our ratio at December 29, 2012 was approximately 1.8:1. The minimum interest coverage ratio requires us to be greater than 3.0:1, and our ratio at December 29, 2012 was approximately 10.5:1.
As of January 1, 2011, we have no convertible notes outstanding. During fiscal 2010, the final $39.2 million face value bonds were converted. We paid the par value in cash and issued approximately 0.9 million shares for the conversion premium.
As part of the acquisitions made during fiscal 2010, (see also Note 4 of Notes to the Consolidated Financial Statements), we assumed $11.1 million of short-term and long-term debt. At December 29, 2012, $0.2 million of short-term acquired debt remains outstanding and $1.9 million of long-term debt remains outstanding.
At December 29, 2012, additional notes payable of approximately $13.5 million were outstanding with a weighted average interest rate of 2.4%. At December 31, 2011, additional notes payable of approximately $15.2 million were outstanding with a weighted average interest rate of 2.2%.
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At December 29, 2012, excluding the related interest rate swaps, we had $502.2 million of fixed rate debt and $316.3 million of variable rate debt. The variable rate debt is primarily under our 2007 Notes and Term Loan with interest rates based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 29, 2012, would result in a change in net income of approximately $0.1 million.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
The following is a summary of our contractual obligations and payments due by period as of December 29, 2012 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$89.5	$28.1	$7.9	$63.1	$188.6
1 - 3 years	200.0	39.3	17.1	1.1	257.5
3 - 5 years	151.9	25.3	19.1	—	196.3
More than 5 years	568.9	22.1	58.0	—	649.0
Total	$1,010.3	$114.8	$102.1	$64.2	$1,291.4

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities, currency and interest rate swap agreements. Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after 2012 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 29, 2012.
(2) Variable rate debt based on December 29, 2012 rates.
We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”
At December 29, 2012, we had outstanding standby letters of credit totaling approximately $28.0 million. We had no other material commercial commitments.
We did not have any material variable interest entities as of December 29, 2012 and December 31, 2011. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.

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
The calculated fair values for our 2012 impairment testing exceed the carrying values of the reporting units. The two reporting units that comprise approximately 75% of total consolidated goodwill had a combined excess of approximately 36% estimated fair value over carrying value at December 29, 2012. We had three reporting units with a total of $94.8 million of goodwill at December 29, 2012 that had an estimated fair value that was less than 10% over carrying value.
We aggregate our business units by segment for reporting purposes and the majority of our goodwill is within our Electrical segment (see also Note 5 of Notes to the Consolidated Financial Statements).
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
We also have non-amortizable in-process research and development ("IPRD") included in intangible assets. IPRD is not currently being amortized however amortization will commence when the related technology revenues are realized.
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
The fair value of derivatives is recorded on the consolidated balance sheet and the value is determined based on Level 2 inputs (see also Note also 14 of Notes to the Consolidated Financial Statements).
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At December 29, 2012, excluding the impact of interest rate swaps, we had $502.2 million of fixed rate debt and $316.3 million of variable rate debt. At December 31, 2011, excluding the impact of interest rate swaps, we had $503.7 million of fixed rate debt and $415.5 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 29, 2012, would result in a change in after-tax annualized earnings of approximately $0.1 million. We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding the instruments, as of December 29, 2012, are as follows:

	Notional		Rate	Rate	Fair Value
Instrument	Amount	Maturity	Paid	Received	(Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(13.1)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(22.3)

As of December 29, 2012 and December 31, 2011, the interest rate swap liability of $(35.4) million and $(42.0) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts of $(21.9) million and $(26.0) million, net of tax as of December 29, 2012 and December 31, 2011, respectively, was recorded in AOCI.
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
As of December 29, 2012, derivative currency assets (liabilities) of $6.8 million, $2.3 million, $(4.6) million and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations, respectively. As of December 31, 2011, derivative currency assets (liabilities) of $0.5 million, $0.1 million, $(13.6) million, and $(11.7) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations, respectively. The unrealized gain (loss) on the effective portion of the contracts of $2.7 million net of tax, and $(15.4) million net of tax, as of December 29, 2012 and December 31, 2011, respectively, was recorded in AOCI. At December 29, 2012, we had an additional amount of $0.1 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding currency forward and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 29, 2012 (dollars in millions):

			Foreign Exchange Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	174.8	$6.1	$17.5	$(17.5)
Chinese Renminbi	108.6	0.9	10.9	(10.9)
Indian Rupee	37.4	(2.9)	3.7	(3.7)
Thai Baht	17.3	0.2	1.7	(1.7)
Australian Dollar	7.1	(0.1)	0.7	(0.7)

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
Derivative commodity assets (liabilities) of $4.2 million, $0.2 million, and $(1.7) are recorded in Prepaid Expenses, Other Noncurrent Assets and Hedging Obligations (current), respectively, at December 29, 2012. Derivative commodity assets (liabilities) of $2.6 million, $1.0 million, $(12.5) million and $(1.4) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations, respectively, at December 31, 2011. The unrealized (loss) gain on the effective portion of the contracts of $1.5 million net of tax and $(6.4) million net of tax, as of December 29, 2012 and December 31, 2011, respectively, was recorded in AOCI. At December 29, 2012, we had an additional $0.2 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 29, 2012 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$132.8	2.5	$13.3	$(13.3)
Aluminum	8.5	0.2	0.9	(0.9)

It is important to note that gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance related to hedging activities of $(17.4) million loss at December 29, 2012 includes $(5.0) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 8 - Financial Statements and Supplementary Data

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net Sales	$807.9	$662.7	$863.9	$681.8	$779.5	$736.9	$715.6	$727.0
Gross Profit	197.6	164.8	220.1	150.7	192.6	179.6	160.7	170.9
Income from Operations	79.1	64.1	103.3	54.8	83.3	78.1	47.1	58.6
Net Income	49.9	40.8	64.3	36.0	55.2	47.5	30.9	33.7
Net Income Attributable to Regal Beloit Corporation	48.7	38.8	62.7	34.3	54.3	45.7	29.9	33.5
Earnings Per Share Attributable to Regal Beloit Corporation (1):
Basic	1.17	1.01	1.5	0.89	1.3	1.14	0.71	0.81
Assuming Dilution	1.16	0.99	1.49	0.88	1.29	1.13	0.70	0.80
Weighted Average Number
of Shares Outstanding:
Basic	41.6	38.6	41.7	38.7	41.7	39.9	42.2	41.5
Assuming Dilution	42.0	39.1	42.0	39.2	42.0	40.4	42.5	41.9
Net Sales
Electrical	$731.4	$594.3	$783.6	$611.3	$708.3	$667.5	$646.9	$660.3
Mechanical	76.5	68.4	80.3	70.5	71.2	69.4	68.7	66.7
Income from Operations
Electrical	69.4	55.5	91.5	44.9	73.2	69.4	39.6	52.8
Mechanical	9.7	8.6	11.8	9.9	10.1	8.8	7.5	5.8

(1) Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.

Management's Annual Report on Internal Control Over Financial Reporting
The management of Regal Beloit Corporation (the “Company”) is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company operates under a system of internal accounting controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. The internal accounting control system is evaluated for effectiveness by management and is tested, monitored and revised as necessary. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of its evaluation, the Company's management concluded that, as of December 29, 2012, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 29, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Regal Beloit Corporation
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2013

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net Sales	$3,166.9	$2,808.3	$2,238.0
Cost of Sales	2,395.9	2,142.3	1,688.6
Gross Profit	771.0	666.0	549.4
Operating Expenses	458.2	410.3	311.6
Income from Operations	312.8	255.7	237.8
Interest Expense	44.5	31.1	19.6
Interest Income	1.6	1.7	2.5
Income before Taxes	269.9	226.3	220.7
Provision for Income Taxes	69.6	68.3	66.0
Net Income	200.3	158.0	154.7
Less: Net Income Attributable to Noncontrolling Interests	4.7	5.7	5.3
Net Income Attributable to Regal Beloit Corporation	$195.6	$152.3	$149.4
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$4.68	$3.84	$3.91
Assuming Dilution	$4.64	$3.79	$3.84
Weighted Average Number of Shares Outstanding:
Basic	41.8	39.7	38.2
Assuming Dilution	42.1	40.1	38.9

See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 29, 2012		December 31, 2011		January 1, 2011
Net Income		$200.3		$158.0		$154.7
Other Comprehensive Income (Loss), net of tax:
Foreign Currency Translation Adjustments (1)		14.7		(43.6)		29.4
Hedging Activities:
Change in Fair Value of Hedging Activities, net of tax effects of $10.1 million in 2012, $(27.4) million in 2011 and $11.0 million in 2010	16.6		(44.7)		18.0
Reclassification Adjustment for (Gains) and Losses Included in Net Income, net of tax effects of $10.3 million in 2012, $(5.3) million in 2011 and $2.1 million in 2010	16.8	33.4	(8.9)	(53.6)	3.2	21.2
Defined Benefit Pension Plans:
Prior Service Cost and Unrecognized Loss, net of tax effects of $(6.1) million in 2012, $(4.7) million in 2011 and $(2.6) million in 2010	(9.9)		(7.7)		(4.3)
Realized Curtailment Gain in 2011, net of tax effect of $(0.6) million	—		(1.1)		—
Less: Amortization of Prior Service Costs and Unrecognized Loss Included in Net Periodic Pension Cost, net of tax effects of $1.4 million in 2012, $1.3 million in 2011 and $1.1 million in 2010	2.4	(7.5)	2.1	(6.7)	1.7	(2.6)
Other Comprehensive Income (Loss)		40.6		(103.9)		48.0
Comprehensive Income		240.9		54.1		202.7
Less: Comprehensive Income Attributable to Noncontrolling Interests		5.4		5.3		6.4
Comprehensive Income Attributable to Regal Beloit Corporation		$235.5		$48.8		$196.3
(1) No reclassification adjustments for any period presented.

See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$375.3	$142.6
Trade Receivables, less Allowances of $10.2 million in 2012 and $13.6 million in 2011	446.0	424.2
Inventories	557.0	575.8
Prepaid Expenses and Other Current Assets	112.9	99.9
Deferred Income Tax Benefits	48.7	48.6
Total Current Assets	1,539.9	1,291.1
Net Property, Plant and Equipment	573.1	534.0
Goodwill	1,151.0	1,117.6
Intangible Assets, Net of Amortization	293.2	316.3
Other Noncurrent Assets	11.9	7.5
Total Assets	$3,569.1	$3,266.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$251.8	$249.4
Dividends Payable	8.5	7.5
Hedging Obligations	6.3	26.1
Accrued Compensation and Employee Benefits	80.0	81.7
Other Accrued Expenses	123.5	149.8
Current Maturities of Debt	63.8	10.0
Total Current Liabilities	533.9	524.5
Long-term Debt	754.7	909.2
Deferred Income Taxes	132.0	100.1
Hedging Obligations	35.7	55.1
Pension and Other Post Retirement Benefits	69.2	60.6
Other Noncurrent Liabilities	47.1	40.6
Commitments and Contingencies (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.9 million and 41.6 million shares issued and outstanding at 2012 and 2011, respectively	0.4	0.4
Additional Paid-In Capital	903.3	689.4
Retained Earnings	1,115.0	951.3
Accumulated Other Comprehensive Loss	(65.3)	(105.2)
Total Regal Beloit Corporation Shareholders' Equity	1,953.4	1,535.9
Noncontrolling Interests	43.1	40.5
Total Equity	1,996.5	1,576.4
Total Liabilities and Equity	$3,569.1	$3,266.5
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 2, 2010	$0.4	$512.3	$703.8	$(48.6)	$12.2	$1,180.1
Net Income	—	—	149.4	—	5.3	154.7
Other Comprehensive Income (Loss)				46.9	1.1	48.0
Dividends Declared ($.67 per share)	—	—	(25.7)	—	—	(25.7)
Issuance of 0.1 million Shares of Common Stock for Acquisition		6.1				6.1
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	4.1	—	—	—	4.1
Share-based Compensation	—	6.7	—	—	—	6.7
Reversal of Tax Benefits Related to Convertible Debt	—	6.6	—	—		6.6
Additions to Noncontrolling Interests from Acquisitions	—	—	—	—	16.6	16.6
Balance as of January 1, 2011	$0.4	$535.8	$827.5	$(1.7)	$35.2	$1,397.2
Net Income	—	—	152.3	—	5.7	158.0
Other Comprehensive Income (Loss)	—	—	—	(103.5)	(0.4)	(103.9)
Dividends Declared ($0.71 per share)	—	—	(28.5)	—	—	(28.5)
Issuance of 2.8 million Shares of Common Stock for Acquisition	—	140.8	—	—	—	140.8
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	(1.5)	—	—	—	(1.5)
Share-based Compensation	—	14.3	—	—	—	14.3
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	195.6	—	4.7	200.3
Other Comprehensive Income (Loss)	—	—	—	39.9	0.7	40.6
Dividends Declared ($0.75 per share)	—	—	(31.9)	—	—	(31.9)
Sale of 3.2 million Shares of Common Stock	—	202.9	—	—	—	202.9
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	2.0	—	—	—	2.0
Share-based Compensation	—	9.0	—	—	—	9.0
Dividends Declared to Non-controlling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$200.3	$158.0	$154.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (net of Acquisitions):
Depreciation	82.0	65.0	52.9
Amortization	44.0	33.2	20.0
Share-based Compensation Expense	9.0	14.3	6.7
Provision for Deferred Income Taxes	6.5	2.3	0.7
Excess Tax Benefits from Share-based Compensation	(2.2)	(1.4)	(1.7)
(Gain) Loss on Disposition of Assets	(2.4)	(5.9)	4.7
Change in Operating Assets and Liabilities, net of Acquisitions
Receivables	(14.9)	32.6	(30.4)
Inventories	40.9	21.0	(56.4)
Accounts Payable	(5.3)	(41.3)	24.4
Current Liabilities and Other	(6.2)	(12.5)	(0.2)
Net Cash Provided by Operating Activities	351.7	265.3	175.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(91.0)	(57.6)	(45.0)
Purchases of Investment Securities	(13.0)	—	(416.8)
Sales of Investment Securities	4.7	56.0	477.5
Business Acquisitions, net of Cash Acquired	(110.4)	(765.9)	(211.9)
Grants Received for Capital Expenditures	8.7	—	—
Proceeds from Sale of Assets	3.4	15.4	1.5
Net Cash Used in Investing Activities	(197.6)	(752.1)	(194.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Sale of Common Stock	202.9	—	—
Proceeds from Long-term Debt	—	500.0	—
Borrowings under Revolving Credit Facility	292.5	254.0	—
Repayments under Revolving Credit Facility	(301.5)	(245.0)	—
Net Repayments under Revolving Credit Facility	—	—	(3.0)
Proceeds from Short-term Borrowings	41.2	24.0	—
Repayments of Short-term Borrowings	(40.9)	(22.1)	—
Net Repayments of Short-term Borrowings	—	—	(8.5)
Repayments of Long-term Debt	(90.3)	(28.1)	—
Repayments of Convertible Debt	—	—	(39.2)
Dividends Paid to Shareholders	(30.8)	(27.6)	(25.1)
Proceeds from the Exercise of Stock Options	4.2	1.9	3.8
Excess Tax Benefits from Share-based Compensation	2.2	1.4	1.7
Financing Fees Paid	—	(2.8)	—
Distribution to Noncontrolling Interests	(2.4)	—	—
Net Cash Provided by (Used In) Financing Activities	77.1	455.7	(70.3)
EFFECT OF EXCHANGE RATES ON CASH	1.5	(0.8)	1.7
Net increase (decrease) in Cash and Cash Equivalents	232.7	(31.9)	(87.9)
Cash and Cash Equivalents at beginning of period	142.6	174.5	262.4
Cash and Cash Equivalents at end of period	$375.3	$142.6	$174.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for :
Interest	$43.8	$19.6	$20.1
Income Taxes	63.9	61.0	74.5
Non-cash Investing: Issuance of Common Stock in Connection with Acquisition	—	140.8	—
See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

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

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 were all 52 weeks.

(3) Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. In addition, the Company has joint ventures that are consolidated in accordance with consolidation rules. All intercompany accounts and transactions are eliminated.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations, pension assets and liabilities, derivative fair values, goodwill impairment, health care, retirement benefits, rebates and incentives, litigation claims and contingencies, including environmental matters, and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
Acquisitions
The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition.

The Company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are expensed as incurred, restructuring costs are recognized as post-acquisition expense and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in income tax expense.
Revenue Recognition
The Company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Estimated discounts and rebates are recorded as a reduction of gross sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping and handling are recorded in Cost of Sales.
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2012, fiscal 2011 or fiscal 2010.
Research and Development
The Company performs research and development activities relating to new product development and the improvement of current products. Research and development costs are expensed as incurred. Research and development costs were $28.5 million, $21.8 million and $10.4 million for fiscal 2012, 2011 and 2010, respectively. Research and development costs are recorded in operating expenses.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable.
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. The Company maintains cash and cash equivalents, and other financial instruments, with various major financial institutions.

The Company has material deposits with a global financial institution. It performs periodic evaluations of the relative credit standing of its financial institutions and monitors the amount of exposure.

The Company continues to monitor credit risk associated with its trade receivables, especially during this period of continued global economic uncertainty.

Investments
Investments include trading securities and fixed deposits which have original maturities of greater than three months and remaining maturities of less than one year. Investments with maturities greater than one year may be classified as short-term based on their highly liquid nature and their availability to fund future investing activities. The fair value of term deposits approximates their carrying value. These investments are included in Prepaid Expenses and Other Current Assets on the Company's Condensed Consolidated Balance Sheets.
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
In circumstances where the Company is aware of a specific customer's inability to meet its obligation, a specific reserve is recorded against amounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for doubtful accounts, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts benefit current period earnings.
Inventories
The approximate percentage distribution between major classes of inventory at year end is as follows:

	December 29, 2012	December 31, 2011
Raw Material and Work In Process	43%	38%
Finished Goods and Purchased Parts	57%	62%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 31% of the Company's inventory at December 29, 2012 and 45% at December 31, 2011 was determined using the last-in, first-out (LIFO) method. If all inventories were valued on the first-in, first-out ("FIFO") method, they would have increased by $60.0 million and $57.0 million as of December 29, 2012 and December 31, 2011, respectively. Material, labor and factory overhead costs are included in the inventories.
The Company reviews inventories for excess and obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, the Company records inventories at net realizable value.

Property, Plant and Equipment
Property, Plant and Equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight-line basis over the estimated useful lives (3 to 50 years) of the depreciable assets. Accelerated methods are used for income tax purposes.
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
Commitments for property, plant and equipment purchases were $17.8 million at December 29, 2012.
Property, plant and equipment by major classification was as follows (in millions):

	December 29, 2012	December 31, 2011
Land and Improvements	$76.2	$74.1
Buildings and Improvements	212.7	189.3
Machinery and Equipment	747.5	667.2
Property, Plant and Equipment	1,036.4	930.6
Less: Accumulated Depreciation	(463.3)	(396.6)
Net Property, Plant and Equipment	$573.1	$534.0

Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company performs the required annual goodwill impairment test as of the end of the October fiscal month each year.
The Company uses a weighting of the market approach method and the income approach discounted cash flow method in testing goodwill for impairment. In the market approach, the Company applies performance multiples from comparable guideline public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.
Intangible Assets
The Company evaluates the recoverability of the carrying amount of intangible assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends (see Note 5 of Notes to the Consolidated Financial Statements).
The Company also in-process research and development ("IPRD") included in intangible assets. IPRD is not currently being amortized however amortization will commence when the related technology revenues are realized.
Impairment of Long-Lived Assets
Property, Plant and Equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company determines that an asset is impaired, it measures the impairment using the discounted expected future cash flows derived from the asset as compared to its carrying value. Such analyses necessarily involve significant estimates.

Earnings per Share (“EPS”)
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.3 million in 2012, 0.7 million in 2011 and 0.3 million in 2010. The following table reconciles the basic and diluted shares used in EPS calculations for the years ended (in millions):

	2012	2011	2010
Denominator for Basic EPS	41.8	39.7	38.2
Effect of Dilutive Securities	0.3	0.4	0.7
Denominator for Diluted EPS	42.1	40.1	38.9

The “Effect of Dilutive Securities” represents the dilution impact of equity awards and the convertible notes (fully converted in fiscal 2010). The dilutive effect of conversion of the Company's convertible notes into shares of common stock was approximately 0.3 million shares for the fiscal 2010.
Retirement Plans
Approximately half of the Company's domestic employees are covered by defined benefit pension plans with the remaining employees covered by defined contribution plans. The defined benefit pension plans covering a majority of the Company's domestic employees have been closed to new employees and frozen for existing employees. Most of the Company's foreign employees are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.
Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year.
Derivative Financial Instruments
Derivative instruments are recorded on the consolidated balance sheet at fair value. Any fair value changes are recorded in net earnings or Accumulated Other Comprehensive Loss as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.
The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. The majority of derivative instruments have been designated as cash flow hedges (see Note 13 to the Consolidated Financial Statements).
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
Foreign Currency Translation
For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' equity.
Product Warranty Reserves
The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated.

Accumulated Other Comprehensive Loss
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension liability adjustments are included in shareholders' equity under accumulated other comprehensive loss.
The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in millions):

	2012	2011
Translation Adjustments	$(6.0)	$(20.0)
Hedging Activities, net of tax of $(10.7) million in 2012 and $(31.1) million in 2011	(17.4)	(50.8)
Pension and Post Retirement Benefits, net of tax of $(25.7) million in 2012 and $(21.1) million in 2011	(41.9)	(34.4)
Total	$(65.3)	$(105.2)

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
Fair Values
The fair values of cash equivalents, investments, trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings. The fair value of investments, pension assets, derivative instruments and contingent purchase price obligations is determined based on inputs as defined in Note 14 to the Consolidated Financial Statements.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements and requires more detailed disclosure about the activity within Level 3 fair value measurements.The amendment became effective for the Company in fiscal 2012 with no significant impact to the Company's consolidated financial statements.

In June 2011, the FASB amended ASC Topic 220, Comprehensive income guidance to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. An entity will no longer be permitted to present the components of other comprehensive income as part of the statement of equity. The amendment was effective for the Company at the beginning of fiscal 2012 and changed the presentation of the Company's consolidated financial statements.
In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate material impacts on its consolidated financial statements upon adoption.
In September 2011, the FASB issued guidance to simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance was effective in fiscal 2012. The adoption of this guidance had no impact on the Company's consolidated financial statements.
(4) Acquisitions
The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses were $0.4 million during 2012, $16.1 million during 2011 and $6.6 million during 2010.

2012 Acquisitions
On November 30, 2012, the Company acquired Remco Products Limited for $3.7 million. Remco is a UK supplier of a broad range of AC fractional horsepower electric motors and fans for replacement use in heating, ventilation, refrigeration and air conditioning industries located in West Sussex, England. The acquisition added greater access to the European replacement motor business and is expected to generate growth to the Company's overall European business. Remco is reported as a part of the Company's Electrical segment.
On October 2, 2012, the Company acquired Marlin Coast Motor Rewinding ("MCMR") for $3.4 million. MCMR, based in Cairns, North Queensland, Australia, is a leader in the supply, service and overhaul of electric machines. MCMR is reported as a part of the Company’s Electrical segment.

On April 30, 2012, the Company acquired Tecnojar, a Mexico based electrical products company, for $1.6 million. Tecnojar is reported as a part of the Company's Electrical segment.
On February 3, 2012, the Company acquired Milwaukee Gear Company (“MGC”), a Wisconsin-based leading manufacturer of highly engineered gearing components for oil and gas applications as well as a wide variety of other commercial and industrial applications. The purchase price of MGC was $80.3 million paid in cash, net of cash acquired. MGC is reported as a part of the Company's Mechanical segment.
EPC Acquisition
On August 22, 2011, the Company completed its acquisition of the Electrical Products Company (“EPC”) of A.O. Smith Corporation (NYSE: AOS). EPC manufactures and sells a full line of motors for hermetic, pump, distribution, heating, ventilation and air conditioning (“HVAC”) and general industrial applications. EPC is based in Tipp City, Ohio and has operations in the United States, Mexico, China and the United Kingdom. The acquisition added technology and global capacity that will bring value to the Company's customers with energy saving products, broader product offerings and better operating efficiencies. The purchase price included $756.1 million in cash and 2,834,026 shares of Company common stock. EPC is reported as part of the Company's Electrical segment.
The following summarizes the allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

As of August 22, 2011
Current assets	$367.8
Property, plant and equipment	145.8
Intangible assets subject to amortization	155.1
Goodwill	340.9
Other assets	0.3
Total assets acquired	1,009.9
Current liabilities assumed	(96.9)
Long-term liabilities assumed	(16.0)
Net assets acquired	$897.0
The acquired intangible assets of $155.1 million are comprised of customer relationships of $87.7 million and technology of $67.4 million, with useful lives ranging from eight to fifteen years. The majority of the goodwill is estimated to be deductible for tax purposes.
Pro Forma Financial Information
The following pro forma financial information shows the results of continuing operations for the years ended December 31, 2011, and January 1, 2011, respectively, as though the acquisition of EPC occurred at the beginning of fiscal 2010. The pro forma financial information has been adjusted, where applicable, for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above, or the results that may be obtained in the future, (in millions, except per share amounts):

	Fiscal 2011	Fiscal 2010
Pro forma net sales	$3,342.7	$2,943.8
Pro forma net income	213.0	147.6

Basic earnings per share as reported	$3.84	$3.91
Pro forma basic earnings per share	5.13	3.59

Diluted earnings per share as reported	$3.79	$3.84
Pro forma diluted earnings per share	5.08	3.54

Other 2011 Acquisitions
On June 1, 2011, the Company acquired Australian Fan and Motor Company (“AFMC”) located in Melbourne, Australia. AFMC manufactures and distributes a wide range of direct drive blowers, fan decks, axial fans and sub-fractional motors for sales in Australia and New Zealand. The purchase price of $5.7 million was paid in cash, net of acquired debt and cash. AFMC is reported as part of the Company's Electrical segment.
On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash, and an additional amount should certain future performance expectations be met. At December 29, 2012, the Company had recorded a liability of $13.7 million for this deferred contingent purchase price. Ramu is reported as part of the Company's Electrical segment.
On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company's Mechanical segment.
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

On November 1, 2010, the Company acquired 55.0% of Elco Group B.V. (“Elco”), located in Milan, Italy. Elco manufactures and sells motors, fans and blowers and has manufacturing facilities in Italy, China and Brazil. The purchase price was $26.9 million, net of acquired debt and cash. The purchase price includes $4.6 million in cash, net of acquired debt and cash, paid at closing and $22.3 million to be paid in four semi-annual payments. See Note 15 - Related Party Transactions for detail of payments made through fiscal 2012.

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

(5) Goodwill and Intangible Assets

Goodwill
As described in Note 4 to the Consolidated Financial Statements, the Company acquired four businesses in both 2012 and in 2011. The excess of purchase price over estimated fair value was assigned to goodwill.
The following table presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of January 1, 2011	$775.7	$763.5	$12.2
Acquisitions and valuation adjustments	350.5	350.4	0.1
Translation adjustments	(8.6)	(8.9)	0.3
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6

Acquisitions and valuation adjustments	25.9	2.7	23.2
Translation adjustments	7.5	4.0	3.5
Balance as of December 29, 2012	$1,151.0	$1,111.7	$39.3

Intangible Assets
Gross intangible assets consist of the following (in millions):

	Useful Life (years)	December 31, 2011	Acquisitions	Translation Adjustments	December 29, 2012
Customer Relationships	3 - 14	$227.5	$16.2	$1.2	$244.9
Technology	3 - 9	128.2	1.7	0.4	130.3
Trademarks	3 - 20	30.9	1.6	0.2	32.7
IPRD	N/A	17.2	—	—	17.2
Patent and Engineering Drawings	10	16.6	—	—	16.6
Non-compete Agreements	3 - 5	8.1	0.1	—	8.2
Total Gross Intangibles		$428.5	$19.6	$1.8	$449.9

Accumulated amortization on intangible assets consist of the following:

	December 31, 2011	Amortization	Translation Adjustments	December 29, 2012
Customer Relationships	$(56.4)	$(22.0)	$(0.3)	$(78.7)
Technology	(24.7)	(17.0)	(0.1)	(41.8)
Trademarks	(12.8)	(2.8)	(0.1)	(15.7)
Patent and Engineering Drawings	(11.6)	(1.7)	—	(13.3)
Non-compete Agreements	(6.7)	(0.5)	—	(7.2)
Total Accumulated Amortization	$(112.2)	$(44.0)	$(0.5)	$(156.7)
Intangible Assets, Net of Amortization	$316.3			$293.2

In-process research and development projects are estimated to be completed within three years. Amortization will begin upon project completion.
The Company's customer relationships are generally long-term in nature with useful lives established at acquisition based on historical attrition rates.
Amortization expense was $44.0 million in fiscal 2012, $33.2 million in fiscal 2011 and $20.0 million in fiscal 2010.

Estimated Amortization
Year
2013	$44.1
2014	42.8
2015	35.0
2016	30.8
2017	24.4

(6) Industry Segment Information
The following sets forth certain financial information attributable to the Company's reporting segments for fiscal 2012, fiscal 2011 and fiscal 2010, respectively (in millions):

	Electrical	Mechanical	Eliminations	Total
Fiscal 2012
External sales	$2,870.2	$296.7	$—	$3,166.9
Intersegment sales	3.5	3.9	(7.4)	—
Total sales	2,873.7	300.6	(7.4)	3,166.9
Segment income from operations	273.7	39.1	—	312.8
Identifiable assets	3,323.6	245.5	—	3,569.1
Depreciation and amortization	114.0	12.0	—	126.0
Capital expenditures	82.2	8.8	—	91.0
Fiscal 2011
External Sales	$2,533.3	$275.0	$—	$2,808.3
Intersegment sales	8.8	2.5	(11.3)	—
Total sales	2,542.1	277.5	(11.3)	2,808.3
Segment income from operations	222.6	33.1	—	255.7
Identifiable assets	3,139.3	127.2	—	3,266.5
Depreciation and amortization	92.0	6.2	—	98.2
Capital expenditures	53.8	3.8	—	57.6
Fiscal 2010
External sales	$2,002.0	$236.0	$—	$2,238.0
Intersegment sales	12.5	2.0	(14.5)	—
Total sales	2,014.5	238.0	(14.5)	2,238.0
Segment income from operations	210.2	27.6	—	237.8
Identifiable assets	2,323.1	126.0	—	2,449.1
Depreciation and amortization	66.8	6.1	—	72.9
Capital expenditures	41.1	3.9	—	45.0

The Electrical segment manufactures and markets AC and DC commercial, industrial, commercial refrigeration, and HVAC electric motors and blowers. These products range in size from sub-fractional and fractional to small integral horsepower motors to larger commercial and industrial motors up to approximately 6,500 horsepower. The Company provides a comprehensive offering of stock models of electric motors in addition to the motors it produces to specific customer specifications. The Company also produces and markets precision servo motors, electric generators and controls ranging in size from five kilowatts through four megawatts, automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment. Additionally, the Electrical segment manufactures and markets a full line of AC and DC variable speed drives and controllers and other accessories for a variety of commercial and industrial applications. The Company manufactures capacitors for use in HVAC systems, high intensity lighting and other applications. It sells its Electrical segment's products to original equipment manufacturers, distributors and end users across many markets.
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
The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based primarily on the net sales of each segment. The reported net sales of each segment are from external customers.
The following sets forth net sales by country in which the Company operates for fiscal 2012, fiscal 2011 and fiscal 2010, respectively (in millions):

	Net Sales
	2012	2011	2010
Geographic Information:
United States	$2,127.2	$1,798.2	$1,530.9
Rest of the World	1,039.7	1,010.1	707.1
	$3,166.9	$2,808.3	$2,238.0

U.S. net sales for 2012, 2011 and 2010 represented 67.2%, 64.0% and 68.4% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets in which the Company operates for fiscal 2012 and fiscal 2011, respectively (in millions):

	Long-lived Assets
	2012	2011
Geographic Information:
United States	$232.7	$211.4
Mexico	117.2	115.1
China	107.5	87.6
Rest of the World	115.7	119.9
	$573.1	$534.0

No other individual foreign country represented a material portion of long-lived assets for any of the years presented.
Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2011, the Company determined that it had erroneously not separately disclosed two countries (Mexico and China) within the disclosure. Accordingly, the fiscal 2011 disclosure of long-lived assets has been corrected, in that information that had previously been excluded from the financial statements is now included. Also, long-lived assets attributable to certain geographic regions are no longer disclosed as they did not meet disclosure thresholds.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 29, 2012 and December 31, 2011 was as follows (in millions):

	December 29, 2012	December 31, 2011

Senior Notes	$750.0	$750.0
Term Loan	55.0	145.0
Revolving Credit Facility	—	9.0
Other	13.5	15.2
	818.5	919.2
Less: Current Maturities	(63.8)	(10.0)
Non-current Portion	$754.7	$909.2

At December 29, 2012, the Company had $750.0 million of senior notes (the “Notes”) outstanding. During 2011, the Company issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. The Company also has $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). Details on the Notes at December 29, 2012 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 1, 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At December 29, 2012, the interest rate was between 0.9% and 1.0%.

The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see Note 13 to the Consolidated Financial Statements).
In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. During 2011, the Company repaid $20.0 million of the outstanding Term Loan. During 2012, the Company repaid an additional $90.0 million of the Term Loan. The Term Loan matures in June 2013 and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. This margin varies with the ratio of the Company's total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At December 29, 2012, the interest rate of 1.3% was based on a margin over LIBOR.
The Company also has a $500.0 million revolving credit facility that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At December 29, 2012 there were no borrowings on the Facility. At December 31, 2011, there was $9.0 million outstanding on the Facility. The average balance in direct borrowings under the Facility was $30.6 million and $10.7 million in 2012 and 2011, respectively. The average interest rate paid under the Facility was 1.6% in 2012 and 1.6% in 2011. At December 29, 2012, the Company had approximately $28.0 million in standby letters of credit issued under the Facility and $472.0 million in available borrowings under the Facility.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (See Note 14 to the Consolidated Financial Statements), the approximate fair value of the Company's total debt was $859.6 million and $951.0 million as of December 29, 2012 and December 31, 2011, respectively.
The Notes, the Term Loan and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of December 29, 2012.
At December 29, 2012, other notes payable of approximately $13.5 million were outstanding with a weighted average interest rate of 2.4%. At December 31, 2011, other notes payable of approximately $15.2 million were outstanding with a weighted average rate of 2.2%.
Maturities of long-term debt are as follows (in millions):

Year	Amount of Maturity
2013	$63.8
2014	150.2
2015	0.2
2016	3.0
2017	100.3
Thereafter	501.0
Total	$818.5

(8) Retirement Plans
Most of the Company's domestic employees are participants in defined benefit pension plans and/or defined contribution plans.

The defined benefit pension plans were closed to new employees as of January 1, 2006, and benefits under those plans were frozen for existing employees as of December 31, 2008. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $9.8 million, $5.8 million, and $4.3 million in 2012, 2011 and 2010, respectively. The Company also contributes to foreign defined contribution plans.
Benefits provided under defined benefit pension plans are based, depending on the plan, on employees' average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit pension plans is in accordance with federal laws and regulations. The actuarial valuation measurement date for pension plans is as of fiscal year end for all periods.
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2012	2011
Equity investments	73%	8 - 11%	69%	70%
Fixed income	17%	3.5 - 4.5%	23%	22%
Other	10%	6 - 8%	8%	8%
Total	100%	8.0%	100%	100%

The Company's investment strategy for its defined benefit pension plans is to achieve moderately aggressive growth, earning a long-term rate of return sufficient to allow the plans to reach fully funded status. Accordingly, allocation targets have been established to fit this strategy, with a heavier long-term weighting of investments in equity securities. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.
The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2012	2011
Change in projected benefit obligation:
Obligation at beginning of period	$158.6	$147.2
Service cost	2.5	2.5
Interest cost	7.9	7.9
Actuarial loss	19.1	7.3
Plan amendments	0.1	0.1
Benefits paid	(7.3)	(5.6)
Curtailment gain	—	(1.7)
Foreign currency translation	0.3	(0.6)
Acquisitions/other	—	1.5
Obligation at end of period:	$181.2	$158.6
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	94.4	94.5
Actual return on plan assets	10.5	(0.6)
Employer contributions	11.7	6.5
Benefits paid	(7.3)	(5.6)
Foreign currency translation	0.2	(0.4)
Fair value of plan assets at end of period	$109.5	$94.4
Funded status	$(71.7)	$(64.2)

Pension Assets
The valuation methodologies used for the Company's pension plans' investments measured at fair value are as follows:

Common stock and traded mutual funds - valued at the closing price reported on the active market on which the individual securities are traded.
Common collective trusts and other mutual funds - valued at the net asset value (“NAV”) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.
The Company did not change its valuation techniques during fiscal 2012. The fair value of plan assets is as follows (in millions):

	December 29, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2.1	$2.1	$—	$—
Common stocks
Domestic equities	16.5	16.5	—	—
International equities	6.8	—	6.8	—
Common collective trust funds
Fixed income funds	18.4	—	18.4	—
U.S. equity funds	23.1	—	23.1	—
International equity funds	6.9	—	6.9	—
Mutual funds
U.S. equity funds	11.9	11.9	—	—
Balanced funds	9.6	9.6	—	—
International equity funds	5.0	5.0	—	—
Other	9.2	—	—	9.2
Total	$109.5	$45.1	$55.2	$9.2

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.7	$1.7	$—	$—
Common stocks
Domestic equities	14.3	14.3	—	—
International equities	5.3	—	5.3	—
Common collective trust funds
Fixed income funds	18.8	—	18.8	—
U.S. equity funds	19.4	—	19.4	—
International equity funds	6.5	6.5	—	—
Mutual funds
U.S. equity funds	9.6	9.6	—	—
Balanced funds	4.2	4.2	—
International equity funds	7.2	7.2	—
Other	7.4	—	—	7.4
Total	$94.4	$43.5	43.5	$7.4

The Level 3 assets noted below represent investments in a real estate fund managed by a major U.S. insurance company and a global emerging markets fund limited partnership. Estimated values provided by fund management approximate cost of the investments. Management regularly reviews fund performance for Level 3 plan assets and performs qualitative analysis to corroborate the reasonableness of the reported fair market values.
The table below sets forth a summary of changes in the Company's Level 3 assets in its plan investments as of December 29, 2012 and December 31, 2011 (in millions).

	December 29, 2012	December 31, 2011
Beginning balance	$7.4	$—
Net purchases and sales	0.9	7.5
Net gains and losses	0.9	(0.1)
Ending balance	$9.2	$7.4

The Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in millions):

	2012	2011
Accrued compensation and employee benefits	$(2.5)	$(3.6)
Pension and other post retirement benefits	(69.2)	(60.6)
	$(71.7)	$(64.2)
Amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$64.9	51.1
Prior service cost	1.8	1.9
	$66.7	$53.0

The accumulated benefit obligation for all defined benefit pension plans was $169.1 million and $150.0 million at December 29, 2012 and December 31, 2011, respectively.
The accumulated benefit obligation exceeds assets for all plans.
The following assumptions were used to determine the projected benefit obligation at December 29, 2012 and December 31, 2011, respectively.

	2012	2011
Discount rate	3.5% to 4.5%	4.4% to 5.3%
Expected long-term rate of return on assets	8.0%	8.25%

The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making the determination, the Company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate was to match the plan's cash flows to that of a theoretical bond portfolio yield curve.
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended December 29, 2012 and December 31, 2011.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in millions):

	2012	2011	2010
Service cost	$2.5	$2.5	$2.1
Interest cost	7.9	7.9	6.9
Expected return on plan assets	(8.0)	(7.3)	(6.4)
Amortization of net actuarial loss	3.6	3.2	2.4
Amortization of prior service cost	0.2	0.2	0.4
Curtailment gain	—	(1.7)	—
Net periodic benefit cost	$6.2	$4.8	$5.4

Change in benefit obligations recognized in OCI, net of tax
Prior service credit	$(0.3)	$0.2	$0.1
Net gain	3.6	3.7	2.2
Total recognized in OCI	$3.3	$3.9	$2.3

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2013 fiscal year are $4.0 million and $0.2 million, respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following assumptions were used to determine net periodic pension cost for fiscal years 2012, 2011 and 2010, respectively.

	2012	2011	2010
Discount rate	4.4% to 5.3%	5.2% to 5.9%	5.7% to 6.3%
Expected long-term rate of return on assets	8.25%	8.25%	8.25%

For those plans that use compensation increases in the calculation of net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for fiscal years 2012, 2011 and 2010.
The Company made contributions to its defined benefit plan of $11.7 million and $6.5 million for the fiscal years ended December 29, 2012 and December 31, 2011, respectively.
The Company estimates that in 2013 it will make contributions in the amount of $3.0 million to fund its defined benefit pension plans.
The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Expected Payments
Year
2013	$7.9
2014	8.2
2015	8.9
2016	9.3
2017	9.8
2018 - 2022	58.0

(9) Shareholders' Equity
The Company recognized approximately $9.0 million, $14.3 million and $6.7 million in share-based compensation expense in 2012, 2011 and 2010, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of December 29, 2012, total unrecognized compensation cost related to share-based compensation awards was approximately $22.2 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.7 years.

Under the Company's stock plans, the Company was authorized as of December 29, 2012 to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, and restricted stock. Approximately 1.0 million shares were available for future grant or payment under the various plans at December 29, 2012.
During 2012, the Company sold 3.2 million shares of common stock for general corporate purposes, working capital and the potential funding of acquisitions.
During 2011, the Company issued 2.8 million shares of common stock in connection with the acquisition of EPC.
During 2010, the Company issued 0.1 million shares of common stock in connection with the acquisition of CMG.
During 2010, the Company issued approximately 0.9 million shares to former Convertible Note holders in settlement of the conversion premium of their redemption.
Share-based Incentive Awards
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire ten years from the grant date. The Company values restricted stock awards at the closing market value of its common stock on the date of grant and restrictions generally lapse two to three years after the date of grant. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For both years ended December 29, 2012 and December 31, 2011, expired and canceled shares were immaterial.
The assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2012	2011	2010
Per share weighted average fair value of grants	$22.45	$25.80	$22.62
Risk-free interest rate	1.3%	2.3%	2.8%
Expected life (years)	7.0	7.0	7.0
Expected volatility	37.6%	35.6%	34.8%
Expected dividend yield	1.2%	1.0%	1.1%
The average risk-free interest rate is based on U.S. Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of the Company's common stock as of the grant date. The Company estimated the expected volatility using a weighted average of daily historical volatility of the Company's stock price over the expected term of the award. The Company estimated the expected term using historical data adjusted for the estimated exercise dates of unexercised awards.
Following is a summary of share-based incentive plan grant activity (options and SARs) for fiscal 2012.

Number of Shares Under Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	1,747,255	$49.94
Granted	255,225	63.56
Exercised	(403,765)	41.14
Forfeited	(30,290)	56.79
Outstanding at December 29, 2012	1,568,425	54.02	6.6	$23.9
Exercisable at December 29, 2012	654,810	42.00	4.5	17.5

The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.
The table below presents share-based compensation activity for the three fiscal years ended 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Total intrinsic value of share-based incentive awards exercised	$11.1	$2.9	$7.4
Cash received from stock option exercises	4.2	1.9	3.8
Income tax benefit from the exercise of stock options	2.2	1.4	1.7
Total fair value of share-based incentive awards vested	6.6	13.3	7.0

Restricted Stock
The Company also granted restricted stock awards to certain employees. The restrictions generally lapse in three years after the date of the grant. The Company values restricted stock awards at the closing market value of its common stock on the date of grant.
A summary of restricted stock activity for fiscal 2012:

	Shares	Weighted Average Fair Value at Grant Date
Restricted stock balance at December 31, 2011	138,330	$60.67
Granted	95,916	63.72
Vested	(32,720)	43.73
Forfeited	(1,585)	58.04
Restricted stock balance at December 29, 2012	199,941	$64.92

There have been no significant modifications to terms of any of the Company's share-based incentive award programs.
Treasury Stock
The Board of Directors has approved repurchase programs of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.
(10) Income Taxes

Income before taxes consisted of the following (in millions):

	2012	2011	2010
United States	$121.3	$137.0	$170.5
Foreign	148.6	89.3	50.2
Total	$269.9	$226.3	$220.7

The provision for income taxes is summarized as follows (in millions):

	2012	2011	2010
Current
Federal	$24.5	$41.6	$44.7
State	7.2	5.7	6.3
Foreign	31.4	18.7	14.3
	63.1	66.0	65.3
Deferred	6.5	2.3	0.7
Total	$69.6	$68.3	$66.0

A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	1.7%	2.2%
Domestic production activities deduction	(1.0)%	(1.7)%	(1.0)%
Foreign rate differential	(11.4)%	(5.6)%	(3.9)%
Adjustments to tax accruals and reserves	0.5%	0.7%	(0.9)%
Other, net	0.7%	0.1%	(1.5)%
Effective tax rate	25.8%	30.2%	29.9%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability as of December 29, 2012 of $(83.3) million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $48.7 million and a net non-current deferred income tax liability of $132.0 million. The components of this net deferred tax liability are as follows (in millions):

	December 29, 2012	December 31, 2011
Accrued employee benefits	$43.1	$31.5
Bad debt allowances	1.0	2.9
Warranty accruals	5.7	6.7
Inventory	9.3	6.9
Accrued liabilities	11.7	12.6
Derivative instruments	10.7	30.9
Other	8.5	8.0
Deferred tax assets	90.0	99.5
Property related	(39.6)	(37.4)
Intangible items	(133.7)	(113.6)
Deferred tax liabilities	(173.3)	(151.0)
Net deferred tax liability	$(83.3)	$(51.5)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized tax benefits, January 2, 2010	$6.6
Gross increases from prior period tax positions	0.8
Gross increases from current period tax positions	0.1
Settlements with taxing authorities	—
Lapse of statute of limitations	(2.0)
Unrecognized tax benefits, January 1, 2011	$5.5
Gross increases from prior period tax positions	1.6
Gross increases from current period tax positions	0.2
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	—
Unrecognized tax benefits, December 31, 2011	$7.1
Gross increases from prior period tax positions	0.7
Gross increases from current period tax positions	—
Settlements with taxing authorities	(1.6)
Lapse of statute of limitations	(0.5)
Unrecognized tax benefits, December 29, 2012	$5.7

Unrecognized tax benefits as of December 29, 2012 amount to $5.7 million, all of which would impact the effective income tax rate if recognized.
Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2012 and 2010 the Company recognized approximately $0.1 million and $0.1 million in net interest expense, respectively. The Company did not recognize any net interest expense in fiscal 2011. The Company had approximately $1.1 million, $1.1 million and $1.0 million of accrued interest as of December 29, 2012, December 31, 2011 and January 1, 2011, respectively.
Due to statute expirations, approximately $1.2 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2009, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2007.
At December 29, 2012 the Company had approximately $8.3 million of net operating losses in various jurisdictions which expire over a period of up to 15 years.
At December 29, 2012 the estimated amount of total unremitted non-U.S. subsidiary earnings was $335.5 million. No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested given the Company's acquisition and growth initiatives. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

(11) Contingencies and Commitments
One of the Company's subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, the Company does not believe these claims, individually or in the aggregate, will have a material effect on its results of operations, financial condition or cash flows.
The Company is, from time to time, party to litigation that arises in the normal course of its business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. The Company's products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury or other damage. The Company accrues for exposures in amounts that it believes are adequate, and the Company does not believe that the outcome of any such lawsuit individually or collectively will have a material effect on the Company's financial position, its results of operations or its cash flows.
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2012 and 2011 (in millions):

	December 29, 2012	December 31, 2011
Beginning balance	$24.2	$12.8
Payments	(33.4)	(18.1)
Provisions	30.0	25.8
Acquisitions	0.1	3.9
Translation adjustments	—	(0.2)
Ending balance	$20.9	$24.2

(12) Leases and Rental Commitments
Rental expenses charged to operations amounted to $36.7 million in 2012, $32.2 million in 2011 and $24.6 million in 2010. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2013	$28.1
2014	21.7
2015	17.6
2016	13.7
2017	11.6
Thereafter	22.1

(13) Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company's floating rate borrowings.
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 29, 2012.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. At December 29, 2012 and December 31, 2011 the Company had $0.3 million and $(2.5) million, net of tax, of derivative (losses) gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had outstanding the following notional amounts to hedge forecasted purchases of commodities (in millions):

	December 29, 2012	December 31, 2011

Copper	$132.8	$221.7
Aluminum	8.5	13.2
Natural Gas	—	0.2

As of December 29, 2012, the maturities of commodity forward contracts extended through March, 2014.
The Company had outstanding the following notional amounts of currency forward contracts (in millions):

	December 29, 2012	December 31, 2011

Mexican Peso	174.8	237.5
Chinese Renminbi	108.6	34.3
Indian Rupee	37.4	37.0
Thai Baht	17.3	6.3
Australian Dollar	7.1	—

As of December 29, 2012, the maturities of currency forward contracts extended through June 2015.
As of December 29, 2012 and December 31, 2011, the total notional amount of the Company's receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments were (in millions):

	December 29, 2012
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$35.4
Foreign exchange contracts	6.8	2.3	4.6	0.3
Commodity contracts	3.6	0.2	1.2	—
Not designated as hedging instruments:
Commodity contracts	0.6	—	0.5	—
Total Derivatives	$11.0	$2.5	$6.3	$35.7

	December 31, 2011
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$42.0
Foreign exchange contracts	0.4	0.1	13.6	11.7
Commodity contracts	2.1	1.0	12.2	1.4
Not designated as hedging instruments:
Foreign exchange contracts	0.1	—	—	—
Commodity contracts	0.2	—	0.3	—
Total Derivatives	$2.8	$1.1	$26.1	$55.1

Derivatives Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statements of equity and income for the three fiscal years in the period ended December 29, 2012 were (in millions):

	Fiscal 2012
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$8.5	$23.9	$(5.7)	$26.7
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	(1.6)	—	(1.6)
Loss recognized in Cost of Sales	(9.7)	(3.4)	—	(13.1)
Loss recognized in Interest Expense	—	—	(12.4)	(12.4)

	Fiscal 2011
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Loss recognized in Other Comprehensive Income (Loss)	$(29.4)	$(26.7)	$(16.0)	$(72.1)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.2	—	0.2
Gain recognized in Cost of Sales	21.4	5.7	—	27.1
Loss recognized in Interest Expense	—	—	(13.1)	(13.1)

	Fiscal 2010
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$38.5	$11.1	$(20.5)	$29.1
Amounts reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Cost of Sales	10.1	(2.7)	—	7.4
Loss recognized in Interest Expense	—	—	(12.7)	(12.7)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Fiscal 2012
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Cost of Sales	$0.1	$—	$0.1

	Fiscal 2011
	Commodity Forwards	Currency Forwards	Total
Loss recognized in Cost of Sales	$—	$(0.1)	$(0.1)

	Fiscal 2010
	Commodity Forwards	Currency Forwards	Total
Gain (Loss) recognized in Cost of Sales	$(0.6)	$0.2	$(0.4)

The net AOCI balance related to hedging activities of $(17.4) million losses at December 29, 2012 includes $(5.0) million of net current deferred losses expected to be reclassified to the statement of income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 29, 2012 and December 31, 2011, respectively (in millions):

	December 29, 2012	December 31, 2011
			Classification
Assets:
Prepaid expenses and other current assets:
Derivative currency contracts	$6.8	$0.5	Level 2
Derivative commodity contracts	4.2	2.6	Level 2
Other noncurrent assets:
Assets Held in Rabbi Trust	2.6	—	Level 1
Derivative currency contracts	2.3	0.1	Level 2
Derivative commodity contracts	0.2	1.0	Level 2
Liabilities:
Other accrued expenses:
Deferred contingent purchase price	—	2.0	Level 3
Hedging obligations current:
Derivative currency contracts	4.6	13.6	Level 2
Derivative commodity contracts	1.7	12.5	Level 2
Hedging obligations:
Interest rate swap	35.4	42.0	Level 2
Derivative currency contracts	0.3	11.7	Level 2
Derivative commodity contracts	—	1.4	Level 2
Other noncurrent liabilities:
Deferred contingent purchase price	21.1	21.5	Level 3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.
Level 1 fair value measurements are carried at market value. As of December 29, 2012, market value for Level 1 assets approximates cost.
Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Fair value of debt was estimated using Level 2 fair value measurements based on quoted market values. The carrying value of debt includes adjustments related to fair value hedges (see Note 7 of Notes to the Consolidated Financial Statements for the fair value estimate of debt).
Level 3 liabilities are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
The fair value of all other financial instruments including cash equivalents, trade and other accounts receivable, accounts payable and other financial instruments approximates such instruments' carrying value due to their short-term nature.
The Company did not change its valuation techniques during fiscal 2012.
The table below sets forth a summary of changes in fair market value of the Company's Level 3 liabilities as of December 29, 2012 and December 31, 2011, respectively (in millions):

	Year Ended
	December 29, 2012	December 31, 2011

Beginning balance	$23.5	$11.0
Expense	1.2	—
Acquisitions	0.4	12.5
Payments	(4.0)	—
Ending balance	$21.1	$23.5

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
(15) Related Party Transactions
As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco. A total of $10.5 million was paid during 2012 representing the final payments to the affiliate.
(16) Subsequent Event

On February 8, 2013 (during fiscal 2013) the Company announced it had completed the acquisition of the RAM motor business previously owned by Schneider Electric. This business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications. RAM will be reported in the Company's Electrical segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A - Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 29, 2012. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 29, 2012 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting.
The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”
Report of Independent Registered Public Accounting Firm.
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - Directors, Executive Officers and Corporate Governance
See the information in the sections titled “Proposal 1: Election of Directors,” “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2013 annual meeting of shareholders (the “2013 Proxy Statement”). Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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
Item 11 - Executive Compensation
See the information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2013 Proxy Statement.
Item 12 - Security Ownership of Certain Beneficial Owners and Management
See the information in the sections titled “Stock Ownership” and "Approval of the Regal Beloit Corporation 2013 Equity Incentive Plan" in the 2013 Proxy Statement.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 29, 2012.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1) (2)
Equity compensation plans approved by security holders	1,568,425	54.02	990,971
Equity compensation plans not approved by security holders	—	—	—
Total	1,568,425		990,971

(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Stock Option Plan and 2007 Equity Incentive Plan.

(2) Excludes 199,941 shares of restricted Common Stock previously issued under our 2003 Equity Incentive Plan for which the restrictions have not lapsed.

Item 13 - Certain Relationships and Related Transactions and Director Independence
See the information in the section titled “The Board of Directors” in the 2013 Proxy Statement.
Item 14 - Principal Accountant Fees and Services
See the information in the section titled “Proposal 4: Ratification of Deloitte & Touche LLP as the Company's Independent Auditors for 2013” in the 2013 Proxy Statement.

PART IV
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1. Financial statements - The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10‑K.
2. Financial statement schedule - The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule are filed as part of this Annual Report on Form 10‑K.
3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits- see Exhibit Index.
(c) See (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2013.

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
Peter J. Rowley
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MARK J. GLIEBE	Chairman and Chief Executive Officer	February 27, 2013
Mark J. Gliebe	(Principal Executive Officer)

/s/ STEPHEN M. BURT	Director	February 27, 2013
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	February 27, 2013
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 27, 2013
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 27, 2013
Dean A. Foate

/s/ HENRY W. KNUEPPEL	Director	February 27, 2013
Henry W. Knueppel

/s/ RAKESH SACHDEV	Director	February 27, 2013
Rakesh Sachdev

/s/ CAROL N. SKORNICKA	Director	February 27, 2013
Carol N. Skornicka

/s/ CURTIS W. STOELTING	Director	February 27, 2013
Curtis W. Stoelting

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	36

	Consolidated Statements of Income for the fiscal years ended
	December 29, 2012, December 31, 2011 and January 1, 2011	37

	Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	38

	Consolidated Balance Sheets at December 29, 2012 and December 31, 2011	39

	Consolidated Statements of Equity for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	40

	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012,
	December 31, 2011 and January 1, 2011	41

	Notes to the Consolidated Financial Statements	42

		Page(s) In
		Form 10-K
(2)	Financial Statement Schedule:
	For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 Schedule II -Valuation and Qualifying Accounts	73

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for receivables:
Fiscal 2012	$13.6	(1.3)	(2.5)	0.4	$10.2
Fiscal 2011	10.6	3.8	(1.4)	0.6	13.6
Fiscal 2010	12.7	1.1	(3.6)	0.4	10.6
Allowance for warranty reserves:
Fiscal 2012	$24.2	30.0	(33.4)	0.1	$20.9
Fiscal 2011	12.8	25.8	(18.1)	3.7	24.2
Fiscal 2010	13.3	13.8	(14.4)	0.1	12.8

(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and translation.

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Asset and Stock Purchase Agreement, dated as of December 12, 2010, by and between Regal Beloit Corporation and A.O. Smith Corporation. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on December 15, 2010]

3.1
Articles of Incorporation of Regal Beloit Corporation, as amended through April 20, 2007. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

3.2
Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

4.1	Articles of Incorporation, as amended, and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 7, 2011 (File No. 001-07283)]

4.3
First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 7, 2011 (File No. 001-07283)]

4.4
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.5
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 24, 2007 (File No. 001-07283)]

4.6
Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011 (File No. 001-07283)]

4.7
Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011 (File No. 001-07283)]

4.8
Term Loan Agreement, dated as of June 16, 2008, between Regal Beloit Corporation, various Financial Institutions, US Bank, National Association, Wells Fargo Bank, N.A., Bank of America, N.A., JP Morgan Chase Bank, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC. [Incorporated by referenced to Exhibit 4.1 to Regal Beloit's Corporation's Current Report on Form 8-K filed on June 16, 2008 (File No. 001-2783)]

10.1
Shareholder Agreement, dated as of August 22, 2011, by and between Regal Beloit Corporation and A. O. Smith Corporation [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 25, 2011 (File No. 001-07283)]

10.2*	1998 Stock Option Plan, as amended [Incorporated by reference to Exhibit 99 to Regal Beloit Corporation's Registration Statement on Form S-8 (Reg. No. 333-84779)]
10.3*
2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation's Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders (File No. 001-07283)]

10.4*
Regal Beloit Corporation 2007 Equity Incentive Plan (incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007 (File No. 1-07283))

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007 (File No. 001-07283)]

10.6*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Terry R. Colvin. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007 (File No. 001-07283)]

10.7*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Jonathan J. Schlemmer, Charles A Hinrichs, Peter C. Underwood and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 2, 2010 (File No. 001-07283)]

10.8*	Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07283)]
10.9*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07283)]
10.10*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007 (File No. 001-07283)]

10.11*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.12*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.13*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.14*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007 (File No. 001-07283)]

10.15*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K dated November 2, 2010 (File No. 001-07283)]

10.16*
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07283)]

10.17*
Regal Beloit Corporation Shareholder Value Added (SVA) Executive Officers Incentive Compensation Plan. [Incorporated by reference to Exhibit 10.17 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended January 1, 2011 (File No. 001-07283)]

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
99.1
Proxy Statement of Regal Beloit Corporation for the 2013 Annual Meeting of Shareholders. [The Proxy Statement for the 2013 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2013 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

101
The following material from Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, furnished herewith.

________________________
* A management contract or compensatory plan or arrangement.