Form 10-K/A
period 2012-12-29
REGAL BELOIT CORP
filed 2013-03-26
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amended Filing") to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which was filed with the Securities and Exchange Commission on February 27, 2013 (the "Original Filing"), solely to amend the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 to correct typographical errors whereby incorrect form references and signature dates were inadvertently provided on the certifications. The manually signed copy of the certifications included the correct form reference and dates and were in our possession when the Original Filing was made. Additionally, the certifications have been updated to reflect the filing date of this Amended Filing.
Except as described above, no other changes have been made to the Original Filing, and this Amended Filing does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

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
(c) See (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2013.

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