Form 10-Q
period 2013-03-30
REGAL BELOIT CORP
filed 2013-05-09
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of April 27, 2013 there were 44,987,180 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Item 1A - Risk Factors in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 26, 2013.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net Sales	$778.2	$807.9
Cost of Sales	578.7	610.3
Gross Profit	199.5	197.6
Operating Expenses	123.6	118.5
Income From Operations	75.9	79.1
Interest Expense	10.6	11.8
Interest Income	0.7	0.4
Income Before Taxes	66.0	67.7
Provision For Income Taxes	15.3	17.8
Net Income	50.7	49.9
Less: Net Income Attributable to Noncontrolling Interests	1.2	1.2
Net Income Attributable to Regal Beloit Corporation	$49.5	$48.7
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.10	$1.17
Assuming Dilution	$1.09	$1.16
Cash Dividends Declared	$0.19	$0.18
Weighted Average Number of Shares Outstanding:
Basic	45.0	41.6
Assuming Dilution	45.3	42.0
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net Income	$50.7	$49.9
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(5.7)	23.7
Hedging Activities on Derivative Instruments:
Change in fair value of hedging activities, net of tax effects of $2.4 million in 2013 and $20.9 million in 2012	3.9	34.6
Reclassification adjustment for losses included in net income, net of tax effects of $0.8 million for the three months ended March 30, 2013 and $3.5 million for the three months ended March 31, 2012	1.2	5.9
Pension Benefit Adjustments:
Reclassification adjustments for pension benefits included in net income, net of tax effects of $0.3 million and $(0.6) million for the three months ended March 30, 2013 and March 31, 2012, respectively	0.8	(0.9)
Other Comprehensive Income	0.2	63.3
Comprehensive Income	50.9	113.2
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.8	1.7
Comprehensive Income Attributable to Regal Beloit Corporation	$50.1	$111.5
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 30, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$411.9	$375.3
Trade Receivables, less Allowances of $10.8 million in 2013 and $10.2 million in 2012	509.3	446.0
Inventories	573.1	557.0
Prepaid Expenses and Other Current Assets	113.4	112.9
Deferred Income Tax Benefits	45.0	48.7
Total Current Assets	1,652.7	1,539.9
Net Property, Plant, and Equipment	577.8	573.1
Goodwill	1,153.4	1,151.0
Intangible Assets, net of Amortization	282.0	293.2
Other Noncurrent Assets	12.5	11.9
Total Assets	$3,678.4	$3,569.1
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$328.0	$251.8
Dividends Payable	8.5	8.5
Hedging Obligations	9.1	6.3
Accrued Compensation and Employee Benefits	71.8	80.0
Other Accrued Expenses	116.3	123.5
Current Maturities of Debt	67.7	63.8
Total Current Liabilities	601.4	533.9
Long-Term Debt	754.5	754.7
Deferred Income Taxes	130.0	132.0
Hedging Obligations	32.2	35.7
Pension and Other Post Retirement Benefits	68.7	69.2
Other Noncurrent Liabilities	48.7	47.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 45.0 million shares and 44.9 million shares issued in 2013 and 2012, respectively	0.4	0.4
Additional Paid-In Capital	907.3	903.3
Retained Earnings	1,156.0	1,115.0
Accumulated Other Comprehensive Loss	(64.7)	(65.3)
Total Regal Beloit Corporation Shareholders' Equity	1,999.0	1,953.4
Noncontrolling Interests	43.9	43.1
Total Equity	2,042.9	1,996.5
Total Liabilities and Equity	$3,678.4	$3,569.1
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	48.7	—	1.2	49.9
Other Comprehensive Income	—	—	—	62.8	0.5	63.3
Dividends Declared ($0.18 per share)	—	—	(7.5)	—	—	(7.5)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.4	—	—	—	1.4
Share-based Compensation	—	2.1	—	—	—	2.1
Balance as of March 31, 2012	$0.4	$692.9	$992.5	$(42.4)	$42.2	$1,685.6

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	49.5	—	1.2	50.7
Other Comprehensive Income (Loss)	—	—	—	0.6	(0.4)	0.2
Dividends Declared ($0.19 per share)	—	—	(8.5)	—	—	(8.5)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.7	—	—	—	1.7
Share-based Compensation	—	2.3	—	—	—	2.3
Balance as of March 30, 2013	$0.4	$907.3	$1,156.0	$(64.7)	$43.9	$2,042.9
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50.7	$49.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.6	30.9
Excess tax benefits from share-based compensation	(0.6)	(0.6)
Gain on disposition of assets, net	—	(1.3)
Share-based compensation expense	2.3	2.1
Change in assets and liabilities, net of acquisitions	(18.0)	(12.5)
Net cash provided by operating activities	66.0	68.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(20.6)	(19.8)
Purchases of investment securities	(7.6)	—
Sales of investment securities	7.4	—
Business acquisitions, net of cash acquired	(6.0)	(93.0)
Proceeds from sale of assets	—	2.3
Net cash used in investing activities	(26.8)	(110.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	155.5
Repayments under revolving credit facility	—	(93.5)
Proceeds from short-term borrowings	16.3	6.0
Repayments of short-term borrowings	(12.5)	(0.9)
Repayments of long-term debt	(0.1)	(0.1)
Dividends paid to shareholders	(8.5)	(7.5)
Proceeds from the exercise of stock options	1.2	1.7
Excess tax benefits from share-based compensation	0.6	0.6
Net cash (used in) provided by financing activities	(3.0)	61.8
EFFECT OF EXCHANGE RATES ON CASH	0.4	1.8
Net increase in cash and cash equivalents	36.6	21.6
Cash and cash equivalents at beginning of period	375.3	142.6
Cash and cash equivalents at end of period	$411.9	$164.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16.4	$17.0
Income taxes	$8.4	$14.3
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 29, 2012, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of March 30, 2013 and for the three months ended March 30, 2013 and March 31, 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K/A filed on March 26, 2013.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations, pension assets and liabilities, derivative fair values, goodwill impairment, health care, retirement benefits, rebates and incentives, litigation claims and contingencies, including environmental matters, and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
As of the beginning of the first quarter of 2013, the Company adopted new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. This new guidance is applicable to the Company's derivative instruments. See Note 13 of Notes to Condensed Consolidated Financial Statements.
As of the beginning of the first quarter of 2013, the Company adopted new guidance that requires footnote disclosures on a prospective basis regarding the changes in accumulated other comprehensive loss by component and the line items affected in the statements of income. See Note 4 for the additional information.
As of the beginning of the first quarter of 2013, the Company changed its inventory valuation method for the finished goods of recently acquired North American businesses to the LIFO method from the FIFO method. The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues when there is volatility in the cost of raw materials, and is consistent with the method used for the majority of the Company’s other North American finished goods inventory. Prior period consolidated financial statements have not been retrospectively adjusted because the impact of the change is immaterial. The cumulative effect of this change was immaterial.

2. OTHER FINANCIAL INFORMATION
Inventories
Inventories are valued at first-in, first-out (FIFO) for approximately 47% and 31% of the Company’s inventory is determined using the last-in, first-out (LIFO) inventory valuation method as of March 30, 2013 and December 29, 2012, respectively. The approximate percentage distribution between major classes of inventories was as follows:

	March 30, 2013	December 29, 2012
Raw Material and Work in Process	44%	43%
Finished Goods and Purchased Parts	56%	57%
Investments

Investments are comprised of term deposits which have original maturities of greater than three months and remaining maturities of less than one year. Investments with maturities greater than one year may be classified as short-term based on their highly liquid nature and their availability to fund future investing activities. The fair value of term deposits approximates their carrying value. These investments are included in Prepaid Expenses and Other Current Assets on the Company's Condensed Consolidated Balance Sheets.
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	March 30, 2013	December 29, 2012
Land and Improvements	$76.6	$76.2
Buildings and Improvements	217.2	212.7
Machinery and Equipment	763.9	747.5
Property, Plant and Equipment	1,057.7	1,036.4
Less: Accumulated Depreciation	(479.9)	(463.3)
Net Property, Plant and Equipment	$577.8	$573.1
3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition expenses, which were recorded in operating expenses, were $0.3 million and $0.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.
2013 Acquisitions
On February 8, 2013, the Company acquired the RAM motor business previously owned by Schneider Electric. This business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications and is reported in the Electrical segment.

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
4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities on derivative instruments and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 30, 2013 were as follows (in millions):

	Hedging Activities on Derivative Instruments	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(17.4)	$(41.9)	$(6.0)	$(65.3)
Other comprehensive income (loss) before reclassifications	3.9	—	(5.3)	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	0.8	—	2.0
Net current period other comprehensive income (loss)	5.1	0.8	(5.3)	0.6
Ending balance	$(12.3)	$(41.1)	$(11.3)	$(64.7)

The condensed consolidated income statement line item affected by the cash flow hedge amounts reclassified from accumulated other comprehensive loss in the table above are disclosed in Note 13 of the Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for defined benefit pension items in the table above are included as part of net periodic pension costs; see Note 8 of Notes to Condensed Consolidated Financial Statements.

5. BUSINESS SEGMENTS
The Company has two reportable segments, Mechanical and Electrical. Segment detail was (in millions):

	Electrical	Mechanical	Eliminations	Total
Three months ended March 30, 2013
External sales	$711.0	$67.2	$—	$778.2
Intersegment sales	0.9	1.2	(2.1)	—
Total sales	711.9	68.4	(2.1)	778.2
Segment income from operations	67.3	8.6	—	75.9
Identifiable assets	3,441.3	237.1	—	3,678.4
Depreciation and amortization	28.4	3.2	—	31.6
Three months ended March 31, 2012
External Sales	$731.4	$76.5	$—	$807.9
Intersegment sales	0.8	0.8	(1.6)	—
Total sales	732.2	77.3	(1.6)	807.9
Segment income from operations	69.4	9.7	—	79.1
Identifiable assets	3,238.4	229.1	—	3,467.5
Depreciation and amortization	28.3	2.6	—	30.9

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following information presents changes to goodwill during the periods indicated (dollars in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 29, 2012	$1,151.0	$1,111.7	$39.3
Foreign Currency Translation Adjustments	2.4	2.4	—
Balance as of March 30, 2013	$1,153.4	$1,114.1	$39.3
Intangible Assets
Intangible assets consisted of the following (in millions):

		March 30, 2013		December 29, 2012
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 - 14	$244.4	$(84.4)	$244.9	$(78.7)
Technology	3 - 9	130.5	(45.9)	130.3	(41.8)
Trademarks	3 - 20	32.6	(16.3)	32.7	(15.7)
In-process Research and Development	N/A	17.2	—	17.2	—
Patent and Engineering Drawings	10	16.6	(13.7)	16.6	(13.3)
Non-compete Agreements	3 - 5	8.3	(7.3)	8.2	(7.2)
		$449.6	(167.6)	$449.9	(156.7)
Net Values			$282.0		$293.2
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2013	$44.1
2014	42.8
2015	35.1
2016	30.1
2017	24.1

Amortization expense recorded for the three months ended March 30, 2013 and March 31, 2012 was $11.1 million and $10.8 million respectively.
In-process research and development projects are estimated to be completed by the end of 2015 and amortization will begin upon project completion.
7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of March 30, 2013 and December 29, 2012 was as follows (dollars in millions):

	March 30, 2013	December 29, 2012
Senior notes	$750.0	$750.0
Term loan	55.0	55.0
Other	17.2	13.5
	822.2	818.5
Less: Current maturities	(67.7)	(63.8)
Non-current portion	$754.5	$754.7

At March 30, 2013, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At March 30, 2013, the interest rate was 1.0%.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby it borrowed an aggregate principal amount of $165.0 million. The Company has repaid $110.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR. The margin varies with the ratio of the Company’s total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Loan Agreement. These interest rates also vary as LIBOR varies. At March 30, 2013, the interest rate of 1.2% was based on a margin over LIBOR.
The Company also has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. At March 30, 2013, there were no outstanding borrowings on the Facility. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At March 30, 2013, the Company had $22.7 million of standby letters of credit issued under the Facility and $477.3 million of available borrowing capacity under the Facility.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of the Company's debt was $863.4 million and $859.6 million as of March 30, 2013 and December 29, 2012, respectively.
At March 30, 2013, other notes payable of $17.2 million were outstanding with a weighted average interest rate of 2.2%.
The Notes, the Term Loan, and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of March 30, 2013.
The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 13 of Notes to Condensed Consolidated Financial Statements.)
8. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Service cost	$0.7	$0.6
Interest cost	1.8	1.9
Expected return on plan assets	(2.0)	(1.8)
Amortization of prior service cost and net actuarial loss	1.1	0.9
Net periodic benefit expense	$1.6	$1.6

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2013 fiscal year is $4.0 million and $0.2 million, respectively.
During the first three months of 2013 and 2012, the Company contributed $0.5 million and $1.8 million, respectively, to defined benefit pension plans. The Company expects to make contributions of $3.1 million in 2013. The Company contributed a total of $11.7 million in 2012. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2012 Annual Report on Form 10-K/A filed on March 26, 2013.

9. SHAREHOLDERS’ EQUITY
The Company recognized approximately $2.3 million and $2.1 million in share-based compensation expense for the three month period ended March 30, 2013 and March 31, 2012, respectively. The total excess income tax benefit recognized relating to share-based compensation for the three months ended March 30, 2013 and March 31, 2012 was approximately $0.6 million and $0.6 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of March 30, 2013, total unrecognized compensation cost related to share-based compensation awards was approximately $19.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.5 years.
The Company was authorized, as of March 30, 2013, to deliver up to 5.0 million shares of common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, restricted stock and restricted stock units. Approximately 1.0 million shares were available for future grant or payment under the various plans at March 30, 2013.
Subsequent to quarter end, on April 29, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans.
Share-based Incentive Awards
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date.
The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.
A summary of share-based awards (options and SARs) as of March 30, 2013 follows below. Forfeitures of share-based awards during the three months ended March 30, 2013 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,477,235	$54.71	6.5	$39.3
Exercisable	591,170	42.68	4.4	23.0

Restricted Stock and Restricted Stock Units
The Company also grants restricted stock awards and values such awards at the closing market value of its common stock on the date of grant and restrictions generally lapse three years after the date of grant.

Changes in restricted stock awards for the three months ended March 30, 2013 were as follows:

	Shares	Weighted Average Value

Unvested restricted stock awards, December 29, 2012	199,941	$64.92
Granted	—	—
Vested	1,235	59.84
Forfeited	1,980	65.21
Unvested restricted stock awards, March 30, 2013	196,726	$64.95

10. INCOME TAXES
The effective tax rate for the three months ended March 30, 2013 was 23.2% versus 26.3% for the three months ended March 31, 2012. The change in the first quarter effective rate was primarily driven by completion of the tax integration of the EPC acquisition and the retroactive reinstatement of the 2012 U.S. Research and Development Credit. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of March 30, 2013 and December 29, 2012, the Company had approximately $5.7 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. U.S. federal tax returns from 2009 through 2012 and various state tax returns remain subject to income tax examinations by tax authorities.
11. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Denominator for basic EPS (weighted average)	45.0	41.6
Effect of dilutive securities	0.3	0.4
Denominator for diluted EPS	45.3	42.0

The “Effect of dilutive securities” represents the dilution impact of equity awards for the three months ended March 30, 2013 and March 31, 2012, respectively. For the three months ended March 30, 2013 and March 31, 2012, there were 0.6 million options and 0.4 million options, respectively, where the exercise price was above the average market price, and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.

12. CONTINGENCIES
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
The following is a reconciliation of the changes in accrued warranty costs for the three months ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning balance	$20.9	$24.2
Deduct: Payments	(4.3)	(4.9)
Add: Provision	3.8	5.5
Acquisition	1.2	0.1
Translation Adjustments	—	0.1
Ending balance	$21.6	$25.0

13. DERIVATIVE INSTRUMENTS
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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 30, 2013.
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
At March 30, 2013, the Company had $1.7 million, net of tax, of derivative gains on closed hedge instruments in Accumulated Other Comprehensive Income (Loss) (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, the Company had $0.3 million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of March 30, 2013, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2014) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$154.8
Aluminum	8.8

As of March 30, 2013, the Company had outstanding the following currency forward contracts (with maturities extending through December 2015) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$168.8
Chinese Renminbi	86.3
Indian Rupee	38.6
Thai Baht	12.8
Euro	11.4
Australian Dollar	5.7

As of March 30, 2013, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of March 30, 2013 and December 29, 2012 were (in millions):

	March 30, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$32.0
Foreign exchange contracts	13.6	3.9	2.2	0.2
Commodity contracts	0.4	—	6.2	—
Not designated as hedging instruments:
Foreign exchange contracts	0.2	—	—	—
Commodity contracts	0.6	—	0.7	—
Total Derivatives	$14.8	$3.9	$9.1	$32.2

	December 29, 2012
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$35.4
Foreign exchange contracts	6.8	2.3	4.6	0.3
Commodity contracts	3.6	0.2	1.2	—
Not designated as hedging instruments:
Commodity contracts	0.6	—	0.5	—
Total Derivatives	$11.0	$2.5	$6.3	$35.7

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (pre-tax) for the three months ended March 30, 2013 and March 31, 2012, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 30, 2013				March 31, 2012
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(7.6)	$13.7	$0.2	$6.3	$15.3	$41.4	$(1.2)	$55.5
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.2)	—	(0.2)	—	(0.3)	—	(0.3)
Gain (Loss) recognized in Cost of Sales	0.6	0.8	—	1.4	(5.8)	0.1	—	(5.7)
Loss recognized in Interest Expense	—	—	(3.2)	(3.2)	—	—	(3.4)	(3.4)

The ineffective portion of hedging instruments recognized during the three months ended March 30, 2013 and March 31, 2012 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 30, 2013		March 31, 2012
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss recognized in Net Sales	$—	$—	$—	$(0.3)
Gain (Loss) recognized in Cost of Sales	(0.2)	0.2	—	0.1

The net AOCI hedging component balance of $12.3 million loss at March 30, 2013 includes $4.3 million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended March 30, 2013 and December 29, 2012.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements.

	March 30, 2013
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivatives, Net
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.8	(0.3)	13.5
Derivative Commodity Contracts	1.0	(0.4)	0.6
Other Noncurrent Assets:
Derivative Currency Contracts	3.9	—	3.9
Hedging Obligations Current:
Derivative Currency Contracts	2.2	(0.4)	1.8
Derivative Commodity Contracts	6.9	(0.3)	6.6
Hedging Obligations:
Derivative Currency Contracts	0.2	—	0.2

	December 29, 2012
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivatives, Net
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	6.8	(1.5)	5.3
Derivative Commodity Contracts	4.2	(1.3)	2.9
Other Noncurrent Assets:
Derivative Currency Contracts	2.3	—	2.3
Derivative Commodity Contracts	0.2	—	0.2
Hedging Obligations Current:
Derivative Currency Contracts	4.6	(1.6)	3.0
Derivative Commodity Contracts	1.7	(1.2)	0.5
Hedging Obligations:
Derivative Currency Contracts	0.3	—	0.3

14. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of March 30, 2013 and December 29, 2012, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at March 30, 2013 and December 29, 2012.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 30, 2013 and December 29, 2012 (in millions):

	March 30, 2013	December 29, 2012	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.8	$6.8	Level 2
Derivative Commodity Contracts	1.0	4.2	Level 2
Investments	—	—	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	2.6	2.6	Level 1
Derivative Currency Contracts	3.9	2.3	Level 2
Derivative Commodity Contracts	—	0.2	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	7.7	—	Level 3
Hedging Obligations Current:
Derivative Currency Contracts	2.2	4.6	Level 2
Derivative Commodity Contracts	6.9	1.7	Level 2
Hedging Obligations:
Interest Rate Swap	32.0	35.4	Level 2
Derivative Currency Contracts	0.2	0.3	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	13.7	21.1	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the three months ended March 30, 2013, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three months ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning Balance	$21.1	$23.5
Valuation Adjustments	0.3	0.3
Ending Balance	$21.4	$23.8

The Level 3 liabilities described above are comprised entirely of the deferred contingent purchase price of the Company’s acquisitions and are measured using Level 3 inputs. The contingent consideration, payable in cash, is based upon sales or earnings before interest and income taxes for the acquired businesses for the applicable contingency period. The fair value of the contingent consideration is a Level 3 input; the measurement of which is derived using a probability weighted discounted cash flow analysis. The Company has estimated that the maximum contingent amount will be paid under all agreements so the key assumption is the estimated timing of the payments and the discount rates. The discounted cash flow utilized risk-based discount rates ranging from approximately 5.0% to 8.0%.
15. RELATED PARTY TRANSACTIONS
As part of the consideration paid for the acquisition of certain assets of Elco S.p.A. on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco S.p.A. During the first quarter of 2012, $5.3 million was paid by the Company. The final payment was made in the third quarter of 2012.
16. SUBSEQUENT EVENT
Subsequent to quarter end, on April 29, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans.

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

Given the current global economic uncertainty, we anticipate that the near-term operating environment will remain challenging. Slower economic growth or recessions in the U.S. and international markets may reduce the demand for our products. In particular, we are seeing recent declines in sales of our products used in commercial, industrial and power generation. We believe these sales declines are due to slower economic growth, recession or uncertainty about future economic conditions in the markets in which we compete.

In our residential and commercial HVAC businesses, we continue to see strong competition primarily on the basis of price and technology. Periodically, customers may change suppliers to achieve cost savings, technology advantages, supplier diversity or for other reasons. Also, the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products. We anticipate these factors will combine to limit or reduce our organic revenue growth in the HVAC business by approximately $40 million over the next four quarters. However, revenue gains from other customers, new product sales or mix changes may offset some or all of the anticipated declines.

Net sales for the first quarter 2013 decreased 3.7% to $778.2 million compared to $807.9 million in the first quarter 2012. Net sales for the first quarter 2013 included $8.0 million of incremental net sales from recently acquired businesses.
Net Income Attributable to Regal Beloit Corporation increased 1.6 % to $49.5 million for the first quarter 2013 compared to $48.7 million for the first quarter 2012. Diluted earnings per share decreased to $1.09 for the first quarter 2013 compared to $1.16 for the first quarter 2012 driven by higher shares outstanding in 2013.
Net cash provided by operating activities was $66.0 million for the three months ended March 30, 2013, a decrease of $2.5 million from the comparable prior year period.

Results of Operations

Net Sales
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Dollars in Millions)
Net Sales	$778.2	$807.9
Sales growth rate	(3.7)%	21.9%

Net Sales by Segment:
Electrical segment	$711.0	$731.4
Sales growth rate	(3.4)%	23.1%
Mechanical segment	$67.2	$76.5
Sales growth rate	(6.7)%	11.9%

Three Months Ended March 30, 2013
Net sales for the first quarter 2013 included $8.0 million of incremental net sales from the recently acquired businesses. Excluding the acquired businesses, net sales for the first quarter 2013 decreased 4.7% and reflected (i) price decreases of approximately 0.2%, (ii) a decrease from volume and mix changes of approximately 3.6% and (iii) a decrease from foreign currency translation of approximately 0.8%.
In the Electrical segment, net sales for the first quarter 2013 included $4.6 million of incremental net sales from the recently acquired businesses. Excluding the acquired businesses, Electrical segment North American residential HVAC motor net sales increased 3.5% in the first quarter 2013 compared to the first quarter of 2012. Excluding the impact of the acquired businesses, North American commercial and industrial motor net sales decreased 6.7% in the first quarter 2013 from the first quarter 2012.
Mechanical segment net sales included incremental sales from the recently acquired business of $3.4 million in the first quarter of 2013.
Net sales to regions outside of the United States decreased 6.8% compared to the first quarter 2012 and represented 33.6% of total net sales in the first quarter 2013 compared to 34.2% in the first quarter 2012. The impact of foreign currency exchange rates decreased total net sales by approximately 0.8% for the first quarter 2013. The impact of foreign currency exchange rates decreased net sales to regions outside the United States by 2.4% for the first quarter 2013 compared to the first quarter 2012.
In the first quarter of 2013, net sales of high efficiency products increased 3.5% from the first quarter of 2012 and represented 19.6% of net sales.

Gross Profit
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Dollars in Millions)
Gross Profit	$199.5	$197.6
Gross profit percentage	25.6%	24.5%

Gross Profit by Segment:
Electrical segment	$181.3	$178.8
Gross profit percentage	25.5%	24.4%
Mechanical segment	$18.2	$18.8
Gross profit percentage	27.1%	24.5%

Three Months Ended March 30, 2013
Gross profit margin for the first quarter 2013 was 25.6% compared to 24.5% for the first quarter 2012. First quarter 2013 gross profit included $0.5 million of restructuring costs. There were no restructuring costs in first quarter 2012.
Electrical segment gross profit margin was 25.5% for the first quarter 2013, compared to 24.4% for the first quarter 2012. First quarter 2013 gross profit included $0.5 million of restructuring costs in the Electrical segment.
Gross profit margin for the Mechanical segment was 27.1% for the first quarter 2013, compared to 24.5% in the first quarter 2012. The gross profit margin for the first quarter 2012 included $0.5 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.

Operating Expenses
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Dollars in Millions)
Operating Expenses	$123.6	$118.5
As a percentage of net sales	15.9%	14.7%

Operating Expenses by Segment:
Electrical segment	$114.0	$109.5
As a percentage of net sales	16.0%	15.0%
Mechanical segment	$9.6	$9.0
As a percentage of net sales	14.3%	11.8%

Three Months Ended March 30, 2013
Operating expenses for the first quarter 2013 included an incremental $0.9 million related to the recently acquired businesses. Operating expenses for the first quarter of 2013 also included $0.4 million of restructuring charges and a $0.2 million increase in acquisition related expenses compared to the first quarter 2013.
Electrical segment operating expenses for the first quarter 2013 included $0.6 million related to the recently acquired business and $0.4 million of restructuring charges.
Mechanical segment operating expenses in 2013 included an incremental $0.3 million related to the recently acquired business. Mechanical segment operating expenses in 2012 were net of a gain on sale of assets of $1.3 million.

Income from Operations
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Dollars in Millions)
Income from Operations	$75.9	$79.1
As a percentage of net sales	9.8%	9.8%

Income from Operations by Segment
Electrical segment	$67.3	$69.4
As a percentage of net sales	9.5%	9.5%
Mechanical segment	$8.6	$9.7
As a percentage of net sales	12.8%	12.7%

Three Months Ended March 30, 2013
Income from operations was $75.9 million for the first quarter 2013 compared to $79.1 million for the first quarter 2012. As a percentage of sales, income from operations was 9.8% for both the first quarter 2013 and 2012.
Electrical segment income from operations was 9.5% of net sales for both the first quarter 2013 and 2012.
Mechanical segment income from operations was 12.8% of net sales for the first quarter 2013 compared to 12.7% of net sales for the first quarter 2012.

Interest Expense, Net
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Dollars in Millions)
Interest Expense, Net	$9.9	$11.4

Three Months Ended March 30, 2013
Net interest expense for the first quarter 2013 decreased due to lower debt levels and interest income on higher cash and cash equivalents compared to the first quarter 2012.

Provision for Income Taxes
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Dollars in Millions)
Income Taxes	$15.3	$17.8
Effective Tax Rate	23.2%	26.3%

Three Months Ended March 30, 2013
The effective tax rate for the first quarter 2013 was 23.2% compared to 26.3% for the first quarter 2012 primarily driven by completion of the tax integration of the EPC acquisition and the retroactive reinstatement of the 2012 U.S. Research and Development Tax Credit. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$49.5	$48.7
Fully Diluted Earnings Per Share	$1.09	$1.16
Average Number of Diluted Shares	45.3	42.0

Three Months Ended March 30, 2013
Net Income Attributable to Regal Beloit Corporation for the first quarter 2013 was $49.5 million, an increase of 1.6% compared to $48.7 million for the first quarter 2012. Fully diluted earnings per share was $1.09 for the first quarter 2013 compared to $1.16 for the first quarter 2012 driven by higher shares outstanding in 2013. The average number of diluted shares was 45.3 million during the first quarter 2013 compared to 42.0 million during the first quarter 2012.

Liquidity and Capital Resources
Our principal source of liquidity is operating cash flow, committed credit lines and existing cash balances. In addition to operating income, other significant factors affect our liquidity including working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital on acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $66.0 million for the three months ended March 30, 2013, a $2.5 million decrease from the three months ended March 31, 2012.
Cash flow used in investing activities was $26.8 million for the three months ended March 30, 2013, an $83.7 million decrease from the three months ended March 31, 2012 primarily due to lower acquisitions in 2013. Capital expenditures were $20.6 million in the three months ended March 30, 2013 compared to $19.8 million in the three months ended March 31, 2012. Business acquisitions were $6.0 million for the three months ended March 30, 2013, compared to $93.0 million for the three months ended March 31, 2012, driven by the 2012 acquisition of MGC.
Cash flow used in financing activities for the three months ended March 30, 2013 was $3.0 million compared to cash flow provided by financing activities of $61.8 million in the three months ended March 31, 2012, primarily due to the use of the revolving credit facility to partially fund the Milwaukee Gear acquisition in 2012.
Working capital was $1.1 billion at March 30, 2012 and $1.0 billion at December 29, 2012.
The following table presents selected financial information and ratios as of March 30, 2012 and December 29, 2012 (in millions):

	March 30,	December 29,
	2013	2012
Cash and Cash Equivalents	$411.9	$375.3
Trade Receivables, Net	509.3	446.0
Inventories, Net	573.1	557.0
Working Capital	1,051.3	1,006.0
Current Ratio	2.7:1	2.9:1

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

At March 30, 2013, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at March 30, 2013 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At March 30, 2013, the interest rate was 1.0%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.
In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, pursuant to which we borrowed an aggregate principal amount of $165.0 million. The Company has repaid $110.0 million of the Term Loan. The Term Loan matures in June 2013, and borrowings generally bear interest at a variable rate equal to a margin over LIBOR which varies with the ratio of our total funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the Term Loan. These interest rates also vary as LIBOR varies. At March 30, 2013, the interest rate of 1.2% was based on a margin over LIBOR.
We also have a $500.0 million revolving credit facility that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At March 30, 2013, there was $0.0 million outstanding on the Facility. At March 30, 2013, we had $22.7 million of standby letters of credit issued under the Facility and $477.3 million of available borrowing capacity under the Facility.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of our debt was $863.4 million and $859.6 million as of March 30, 2013 and December 29, 2012, respectively.
At March 30, 2013, other notes payable of approximately $17.2 million were outstanding with a weighted average interest rate of 2.2%.
The Notes, the Term Loan and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of March 30, 2013.
The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 13 of Notes to Condensed Consolidated Financial Statements.)
Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K/A for the year ended December 29, 2012, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At March 30, 2013, net of interest rate swaps, we had $502.0 million of fixed rate debt and $320.2 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at March 30, 2013 would result in a change in after-tax annualized earnings of approximately $0.1 million.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of March 30, 2013, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(11.1)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(20.9)

As of March 30, 2013 and December 29, 2012, the interest rate swap liability of $(32.0) million and $(35.4) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of $(19.8) million and $(21.9) million as of March 30, 2013 and December 29, 2012, respectively, was recorded in AOCI.

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
As of March 30, 2013, derivative currency assets (liabilities) of $13.8 million, $3.9 million, $(2.2) million and $(0.2) million, are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations, respectively. As of December 29, 2012, derivative currency assets (liabilities) of $6.8 million, $2.3 million, $(4.6) million, and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations, respectively. The unrealized gain (loss) on the effective portion of the contracts of $9.5 million net of tax, and $2.7 million net of tax, as of March 30, 2013 and December 29, 2012, was recorded in AOCI. At March 30, 2013, we had $1.4 million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, we had $0.1 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 30, 2013 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$168.8	$15.6	$16.9	$(16.9)
Chinese Renminbi	86.3	0.9	8.6	(8.6)
Indian Rupee	38.6	(1.9)	3.9	(3.9)
Thai Baht	12.8	0.6	1.3	(1.3)
Euro	11.4	0.2	1.1	(1.1)
Australian Dollar	5.7	(0.1)	0.6	(0.6)

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
Derivative commodity assets (liabilities) of $1.0 million and $(6.9) million were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current) respectively, at March 30, 2013. Derivative commodity assets (liabilities) of $4.2 million, $0.2 million and $(1.7) were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current), respectively, at December 29, 2012. The unrealized gain (loss) on the effective portion of the contracts of $(3.7) million net of tax and $1.5 million net of tax, as of March 30, 2013 and December 29, 2012, respectively, was recorded in AOCI. At March 30, 2013, we had $0.3 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, there was $0.2 million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 30, 2013 (dollars in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$154.8	$(5.4)	$15.5	$(15.5)
Aluminum	8.8	(0.5)	0.9	(0.9)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $12.3 million loss at March 30, 2013 includes $4.3 million of net current deferred losses expected to be realized in the next twelve months.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2012, which is incorporated here by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our 2012 Annual Report on Form 10-K/A for the year ended December 29, 2012, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended March 30, 2013.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
December 30 to February 2	—	$—	—	2,115,900
February 3 to March 2	186	$77.19	—	2,115,900
March 3 to March 30	238	$81.56	—	2,115,900
	424		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 30, 2013, there were 424 shares acquired in connection with equity incentive plans.
The Board of Directors has approved repurchase programs for up to three million shares of the Company’s common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
12	Computation of Ratio of Earnings to Fixed Charges.

18	Letter Change in Accounting Principles

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2013

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: May 9, 2013