Form 10-Q
period 2013-06-29
REGAL BELOIT CORP
filed 2013-08-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 1, 2013 there were 45,058,652 shares of the registrant’s common stock, $.01 par value per share, outstanding.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections.  When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•	uncertainties regarding our ability to execute our restructuring plans within expected costs and timing;

•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and the marketplace acceptance of new and existing products;

•	unexpected issues in implementation or conversion of ERP systems;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of recently acquired companies and businesses, including the timing and impact of purchase accounting adjustments;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property, and claims of infringement by us of third party technologies;

•	increases in our overall debt levels as a result of acquisitions or otherwise and our ability to repay principal and interest on our outstanding debt;

•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;

•	unanticipated costs or expenses that could be incurred relating to product warranty matters;

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net Sales	$822.0	$863.9	$1,600.2	$1,671.8
Cost of Sales	612.8	643.8	1,191.5	1,254.1
Gross Profit	209.2	220.1	408.7	417.7
Operating Expenses	128.1	116.8	251.7	235.3
Income From Operations	81.1	103.3	157.0	182.4
Interest Expense	10.7	11.2	21.3	23.0
Interest Income	1.1	0.4	1.8	0.8
Income Before Taxes	71.5	92.5	137.5	160.2
Provision For Income Taxes	17.9	28.2	33.2	46.0
Net Income	53.6	64.3	104.3	114.2
Less: Net Income Attributable to Noncontrolling Interests	2.5	1.6	3.7	2.8
Net Income Attributable to Regal Beloit Corporation	$51.1	$62.7	$100.6	$111.4
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.14	$1.50	$2.24	$2.68
Assuming Dilution	$1.13	$1.49	$2.22	$2.65
Cash Dividends Declared	$0.20	$0.19	$0.39	$0.37
Weighted Average Number of Shares Outstanding:
Basic	45.0	41.7	45.0	41.6
Assuming Dilution	45.3	42.0	45.3	42.0
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net Income	$53.6	$64.3	$104.3	$114.2
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(23.1)	(30.4)	(28.8)	(6.7)
Hedging Activities
Change in fair value of hedging activities, net of tax effects of $(8.0) million and $(15.3) million for the three months ended June 29, 2013 and June 30, 2012, and $(5.6) million and $5.6 million for the six months ended June 29, 2013 and June 30, 2012, respectively	(13.1)	(25.5)	(9.2)	9.1
Reclassification adjustment for losses included in net income, net of tax effects of $0.1 million and $2.1 million for the three months ended June 29, 2013 and June 30, 2012, and $0.9 million and $5.6 million for the six months ended June 29, 2013 and June 30, 2012, respectively	0.3	3.2	1.5	9.1
Pension Benefit Adjustments:
Reclassification adjustments for pension benefits included in net income, net of tax effects of $(0.1) and $(0.3) million for the three months ended June 29, 2013 and June 30, 2012, and $0.3 million and $(0.9) million for the six months ended June 29, 2013 and June 30, 2012, respectively	(0.2)	(0.6)	0.6	(1.5)
Other Comprehensive Income (Loss)	(36.1)	(53.3)	(35.9)	10.0
Comprehensive Income	17.5	11.0	68.4	124.2
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.9	0.7	2.7	2.4
Comprehensive Income Attributable to Regal Beloit Corporation	$15.6	$10.3	$65.7	$121.8
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 29, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$414.4	$375.3
Trade Receivables, less Allowances of $11.7 million in 2013 and $10.2 million in 2012	512.3	446.0
Inventories	581.7	557.0
Prepaid Expenses and Other Current Assets	113.5	112.9
Deferred Income Tax Benefits	53.5	48.7
Total Current Assets	1,675.4	1,539.9
Net Property, Plant, and Equipment	568.3	573.1
Goodwill	1,142.7	1,151.0
Intangible Assets, net of Amortization	269.3	293.2
Other Noncurrent Assets	12.4	11.9
Total Assets	$3,668.1	$3,569.1
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$334.7	$251.8
Dividends Payable	9.0	8.5
Hedging Obligations	22.1	6.3
Accrued Compensation and Employee Benefits	75.9	80.0
Other Accrued Expenses	128.7	123.5
Current Maturities of Debt	11.1	63.8
Total Current Liabilities	581.5	533.9
Long-Term Debt	757.5	754.7
Deferred Income Taxes	131.0	132.0
Hedging Obligations	29.2	35.7
Pension and Other Post Retirement Benefits	69.8	69.2
Other Noncurrent Liabilities	45.0	47.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 45.0 million shares and 44.9 million shares issued in 2013 and 2012, respectively	0.4	0.4
Additional Paid-In Capital	910.1	903.3
Retained Earnings	1,198.0	1,115.0
Accumulated Other Comprehensive Loss	(100.2)	(65.3)
Total Regal Beloit Corporation Shareholders' Equity	2,008.3	1,953.4
Noncontrolling Interests	45.8	43.1
Total Equity	2,054.1	1,996.5
Total Liabilities and Equity	$3,668.1	$3,569.1
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	111.4	—	2.8	114.2
Other Comprehensive Income (Loss)	—	—	—	10.4	(0.4)	10.0
Dividends Declared ($0.37 per share)	—	—	(15.5)	—	—	(15.5)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.2	—	—	—	1.2
Share-based Compensation	—	4.5	—	—	—	4.5
Balance as of June 30, 2012	$0.4	$695.1	$1,047.2	$(94.8)	$42.9	$1,690.8

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	100.6	—	3.7	104.3
Other Comprehensive Loss	—	—	—	(34.9)	(1.0)	(35.9)
Dividends Declared ($0.39 per share)	—	—	(17.6)	—	—	(17.6)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.4	—	—	—	1.4
Share-based Compensation	—	5.4	—	—	—	5.4
Balance as of June 29, 2013	$0.4	$910.1	$1,198.0	$(100.2)	$45.8	$2,054.1
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104.3	$114.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.4	63.1
Excess tax benefits from share-based compensation	(0.7)	(0.9)
Loss (gain) on disposition of assets, net	0.3	(1.4)
Share-based compensation expense	5.4	4.5
Change in assets and liabilities, net of acquisitions	(15.4)	24.9
Net cash provided by operating activities	157.3	204.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(47.2)	(44.8)
Purchases of investment securities	(16.0)	—
Sales of investment securities	15.8	—
Business acquisitions, net of cash acquired	(6.0)	(95.3)
Grants received for capital expenditures	—	2.4
Proceeds from sale of assets	—	2.7
Net cash used in investing activities	(53.4)	(135.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	20.0	231.0
Repayments under revolving credit facility	(17.0)	(240.0)
Proceeds from short-term borrowings	22.7	9.2
Repayments of short-term borrowings	(20.4)	(8.4)
Repayments of long-term debt	(55.2)	(0.1)
Dividends paid to shareholders	(17.0)	(15.0)
Proceeds from the exercise of stock options	2.2	2.1
Excess tax benefits from share-based compensation	0.7	0.9
Net cash used in financing activities	(64.0)	(20.3)
EFFECT OF EXCHANGE RATES ON CASH	(0.8)	(0.8)
Net increase in cash and cash equivalents	39.1	48.3
Cash and cash equivalents at beginning of period	375.3	142.6
Cash and cash equivalents at end of period	$414.4	$190.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$20.9	$22.2
Income taxes	$22.3	$19.6
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2013
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 29, 2012, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 29, 2013 and for the three and six months ended June 29, 2013 and June 30, 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K/A filed on March 26, 2013.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.
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
As of the beginning of 2013, the Company adopted new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information enables users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. This new guidance is applicable to the Company's derivative instruments. See Note 13 of Notes to Condensed Consolidated Financial Statements.
As of the beginning of 2013, the Company adopted new guidance that requires footnote disclosures on a prospective basis regarding the changes in accumulated other comprehensive loss by component and the line items affected in the statements of income. See Note 4 of Notes to Condensed Consolidated Financial Statements.
As of the beginning of 2013, the Company changed its inventory valuation method for the finished goods of recently acquired North American businesses to the LIFO method from the FIFO method. The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues when there is volatility in the cost of raw materials, and is consistent with the method used for the majority of the Company’s other North American finished goods inventory. Prior period consolidated financial statements have not been retrospectively adjusted because the impact of the change is immaterial. The cumulative effect of this change was immaterial.

2. OTHER FINANCIAL INFORMATION
Inventories
Inventories are valued at last-in, first-out (LIFO) for approximately 51% and 31% of the Company’s inventory as of June 29, 2013 and December 29, 2012, respectively.

The approximate percentage distribution between major classes of inventories was as follows:

	June 29, 2013	December 29, 2012
Raw Material and Work in Process	44%	43%
Finished Goods and Purchased Parts	56%	57%
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	June 29, 2013	December 29, 2012
Land and Improvements	$73.6	$76.2
Buildings and Improvements	217.5	212.7
Machinery and Equipment	769.5	747.5
Property, Plant and Equipment	1,060.6	1,036.4
Less: Accumulated Depreciation	(492.3)	(463.3)
Net Property, Plant and Equipment	$568.3	$573.1

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses, which were recorded in operating expenses, were $2.9 million and $3.2 million for the three and six months ended June 29, 2013, respectively. Acquisition expenses were immaterial for the three and six months ended June 30, 2012.
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

The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 29, 2013 were as follows (in millions):

	Three Months Ended
	June 29, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(12.3)	$(41.1)	$(11.3)	$(64.7)
Other comprehensive income (loss) before reclassifications	(13.1)	—	(22.5)	(35.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.2)	—	0.1
Net current period other comprehensive income (loss)	(12.8)	(0.2)	(22.5)	(35.5)
Ending balance	$(25.1)	$(41.3)	$(33.8)	$(100.2)

	Six Months Ended
	June 29, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(17.4)	$(41.9)	$(6.0)	$(65.3)
Other comprehensive income (loss) before reclassifications	(9.2)	—	(27.8)	(37.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	0.6	—	2.1
Net current period other comprehensive income (loss)	(7.7)	0.6	(27.8)	(34.9)
Ending balance	$(25.1)	$(41.3)	$(33.8)	$(100.2)

The condensed consolidated income statement line item affected by the cash flow hedge amounts reclassified from accumulated other comprehensive loss in the table above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for defined benefit pension items in the table above are included as part of net periodic pension costs; see Note 8 of Notes to Condensed Consolidated Financial Statements.

5. BUSINESS SEGMENTS
The Company has two reportable segments: Mechanical and Electrical. Segment detail was (in millions):

	Electrical	Mechanical	Eliminations	Total
Three months ended June 29, 2013
External sales	$753.3	$68.7	$—	$822.0
Intersegment sales	1.1	1.7	(2.8)	—
Total sales	754.4	70.4	(2.8)	822.0
Segment income from operations	72.7	8.4	—	81.1
Identifiable assets	3,441.3	226.8	—	3,668.1
Depreciation and amortization	28.7	3.1	—	31.8
Three months ended June 30, 2012
External Sales	$783.6	$80.3	$—	$863.9
Intersegment sales	1.0	0.8	(1.8)	—
Total sales	784.6	81.1	(1.8)	863.9
Segment income from operations	91.5	11.8	—	103.3
Identifiable assets	3,251.4	212.1	—	3,463.5
Depreciation and amortization	29.1	3.1	—	32.2

	Electrical	Mechanical	Eliminations	Total
Six months ended June 29, 2013
External sales	$1,464.3	$135.9	$—	$1,600.2
Intersegment sales	2.0	2.8	(4.8)	—
Total sales	1,466.3	138.7	(4.8)	1,600.2
Segment income from operations	140.0	17.0	—	157.0
Identifiable assets	3,441.3	226.8	—	3,668.1
Depreciation and amortization	57.1	6.3	—	63.4
Six months ended June 30, 2012
External Sales	$1,515.0	$156.8	$—	$1,671.8
Intersegment sales	1.8	1.6	(3.4)	—
Total sales	1,516.8	158.4	(3.4)	1,671.8
Segment income from operations	160.9	21.5	—	182.4
Identifiable assets	3,251.4	212.1	—	3,463.5
Depreciation and amortization	57.5	5.6	—	63.1

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6
Acquisitions and Valuation Adjustments	25.9	2.7	23.2
Foreign Currency Translation Adjustments	7.5	4.0	3.5
Balance as of December 29, 2012	1,151.0	1,111.7	39.3
Foreign Currency Translation Adjustments	(8.3)	(8.0)	(0.3)
Balance as of June 29, 2013	$1,142.7	$1,103.7	$39.0
Intangible Assets
Intangible assets consisted of the following (in millions):

		June 29, 2013		December 29, 2012
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 - 14	$242.6	$(89.3)	$244.9	$(78.7)
Technology	3 - 9	130.0	(49.6)	130.3	(41.8)
Trademarks	3 - 20	32.0	(16.7)	32.7	(15.7)
In-process Research and Development	N/A	17.2	—	17.2	—
Patent and Engineering Drawings	10	16.6	(14.2)	16.6	(13.3)
Non-compete Agreements	3 - 5	8.2	(7.5)	8.2	(7.2)
		$446.6	(177.3)	$449.9	(156.7)
Net Values			$269.3		$293.2
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2013	$43.8
2014	42.4
2015	34.8
2016	30.3
2017	24.0

Amortization expense recorded for the three and six months ended June 29, 2013 was $11.0 million and $22.1 million respectively. Amortization expense for the three and six months ended June 30, 2012 was $10.9 million and $21.7 million, respectively.
In-process research and development projects are estimated to be completed by the end of 2015 and amortization will begin upon project completion.

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of June 29, 2013 and December 29, 2012 was as follows (in millions):

	June 29, 2013	December 29, 2012
Senior notes	$750.0	$750.0
Term loan	—	55.0
Revolving credit facility	3.0	—
Other	15.6	13.5
	768.6	818.5
Less: Current maturities	(11.1)	(63.8)
Non-current portion	$757.5	$754.7

At June 29, 2013, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At June 29, 2013, the interest rate was 0.9%.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby it borrowed an aggregate principal amount of $165.0 million. Prior to 2013, the Company repaid $110.0 million of the Term Loan. The Term Loan matured in June 2013 and the final $55.0 million payment was made in the quarter ended June 29, 2013.
The Company has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At June 29, 2013, the Company had $3.0 million outstanding on the Facility with a weighted average interest rate of 1.4%. At June 29, 2013, the Company had $22.6 million of standby letters of credit issued under the Facility and $474.4 million of available borrowing capacity under the Facility.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of the Company's debt was $788.8 million and $859.6 million as of June 29, 2013 and December 29, 2012, respectively.
At June 29, 2013, other notes payable of $15.6 million were outstanding with a weighted average interest rate of 1.9%.
The Notes and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of June 29, 2013.
The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 13 of Notes to Condensed Consolidated Financial Statements.)
8. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$0.7	$0.6	$1.4	$1.2
Interest cost	1.8	1.8	3.6	3.7
Expected return on plan assets	(2.0)	(1.9)	(4.0)	(3.7)
Amortization of prior service cost and net actuarial loss	1.0	1.0	2.1	1.9
Net periodic benefit expense	$1.5	$1.5	$3.1	$3.1

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2013 fiscal year is $4.0 million and $0.2 million, respectively.
During the first six months of 2013 and 2012, the Company contributed $1.1 million and $3.9 million, respectively, to defined benefit pension plans. The Company expects to make contributions of $3.1 million in 2013. The Company contributed a total of $11.7 million in 2012. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2012 Annual Report on Form 10-K/A filed on March 26, 2013.

9. SHAREHOLDERS’ EQUITY
The Company recognized approximately $3.1 million and $2.4 million in share-based compensation expense for the three month period ended June 29, 2013 and June 30, 2012, respectively. Share based compensation expense for the six month period ended June 29, 2013 and June 30, 2012 was $5.4 million and $4.5 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the six months ended June 29, 2013 and June 30, 2012 was approximately $0.7 million and $0.9 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of June 29, 2013, total unrecognized compensation cost related to share-based compensation awards was approximately $28.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.7 years.
On April 29, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans.
Approximately 3.0 million shares were available for future grant or payment under the 2013 Plan at June 29, 2013.
Share-based Incentive Awards
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date.
The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the six months ended June 29, 2013, and June 30, 2012, respectively, 173,825 and 255,225 share-based incentive awards were granted. The per share weighted average fair value of share-based incentive awards granted during those respective periods was $23.01 and $22.45.
The assumptions used in the Black-Scholes valuation related to grants were as follows:

	June 29, 2013	June 30, 2012
Risk-free interest rate	1.1%	1.3%
Expected life (years)	7.0	7.0
Expected volatility	38.5%	37.6%
Expected dividend yield	1.2%	1.2%

A summary of share-based awards (options and SARs) as of June 29, 2013 follows below. Forfeitures of share-based awards during the six months ended June 29, 2013 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,620,215	$55.89	6.6	$16.7
Exercisable	812,520	48.13	4.9	14.5

Restricted Stock Awards, Restricted Stock Units and Performance Units
The Company also grants equity-based awards including restricted stock (“RSA”) awards, restricted stock unit (“RSU”) awards and performance unit (“PSU”) awards. Such awards are valued using the closing price of the Company's common stock on the date of grant or, for PSUs, based on a Monte Carlo simulation value. Restrictions generally lapse three years after the date of grant (or one year in the case of certain RSA grants to directors).
Changes in restricted stock awards for the six months ended June 29, 2013 were as follows:

	Shares	Weighted Average Value

Unvested RSUs, RSAs and PSUs, December 29, 2012	199,941	$64.92
Granted	147,705	62.97
Vested	(32,535)	61.41
Forfeited	(5,615)	63.59
Unvested RSUs, RSAs and PSUs, June 29, 2013	309,496	$64.39

10. INCOME TAXES
The effective tax rate for the three months ended June 29, 2013 was 25.0% versus 30.5% for the three months ended June 30, 2012. The effective tax rate for the six months ended June 29, 2013 was 24.1% versus 28.7% for the six months ended June 30, 2012. The change in the second quarter effective rate was primarily driven by completion of the tax integration of the EPC acquisition and a prior year benefit attributable to qualification in China for a tax incentive, compared to second quarter 2012. The change in the six month effective rate was driven by the same factors as for the second quarter as well as the by the 2012 research and development retroactive reinstatement which was recorded in the first quarter of 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of June 29, 2013 and December 29, 2012, the Company had approximately $4.6 million and $5.7 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
11. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Denominator for basic EPS (weighted average)	45.0	41.7	45.0	41.6
Effect of dilutive securities	0.3	0.3	0.3	0.4
Denominator for diluted EPS	45.3	42.0	45.3	42.0

The “Effect of dilutive securities” represents the dilution impact of equity awards. For the three months ended June 29, 2013 and June 30, 2012, respectively, there were 0.7 million and 0.6 million options where the exercise price was above the average market price, and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive. For the six months ended June 29, 2013 and June 30, 2012, there were 0.6 million and 0.6 million shares, respectively, where the exercise price was above the average market price and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.

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
The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended June 29, 2013 and June 30, 2012 (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Beginning balance	$21.6	$25.0	$20.9	$24.2
Payments	(4.2)	(8.6)	(8.5)	(13.4)
Provision	4.6	9.7	8.4	15.2
Acquisition	—	—	1.2	0.1
Translation Adjustments	(0.1)	(0.1)	(0.1)	(0.1)
Ending balance	$21.9	$26.0	$21.9	$26.0

13. DERIVATIVE INSTRUMENTS
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price, currency exchange and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating rate borrowings.
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 29, 2013.
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
At June 29, 2013, the Company had $(1.9) million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (Loss) (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, the Company had $(0.3) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of June 29, 2013, the Company had outstanding the following commodity forward contracts (with maturities extending through September 2014) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$156.4
Aluminum	8.9

As of June 29, 2013, the Company had outstanding the following currency forward contracts (with maturities extending through December 2015) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$174.9
Chinese Renminbi	93.3
Indian Rupee	42.2
Euro	11.4
Thai Baht	8.9
Australian Dollar	3.8

As of June 29, 2013, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of June 29, 2013 and December 29, 2012 were (in millions):

	June 29, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$27.3
Foreign exchange contracts	9.3	1.3	2.8	1.7
Commodity contracts	—	—	16.2	0.1
Not designated as hedging instruments:
Foreign exchange contracts	0.4	—	—	—
Commodity contracts	2.9	0.1	3.1	0.1
Total Derivatives	$12.6	$1.4	$22.1	$29.2

	December 29, 2012
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$35.4
Foreign exchange contracts	6.8	2.3	4.6	0.3
Commodity contracts	3.6	0.2	1.2	—
Not designated as hedging instruments:
Commodity contracts	0.6	—	0.5	—
Total Derivatives	$11.0	$2.5	$6.3	$35.7

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (pre-tax) for the three and six months ended June 29, 2013 and June 30, 2012, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	June 29, 2013				June 30, 2012
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	$(15.2)	$(7.4)	$1.5	$(21.1)	$(11.5)	$(26.3)	$(3.0)	$(40.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.3)	—	(0.3)	—	(0.7)	—	(0.7)
Gain (loss) recognized in Cost of Sales	(0.2)	3.3	—	3.1	(0.7)	(0.5)	—	(1.2)
Loss recognized in Interest Expense	—	—	(3.2)	(3.2)	—	—	(3.4)	(3.4)

	Six Months Ended
	June 29, 2013				June 30, 2012
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(22.8)	$6.3	$1.7	$(14.8)	$3.8	$15.1	$(4.2)	$14.7
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.5)	—	(0.5)	—	(1.0)	—	(1.0)
Gain (loss) recognized in Cost of Sales	0.4	4.1	—	4.5	(6.5)	(0.4)	—	(6.9)
Loss recognized in Interest Expense	—	—	(6.4)	(6.4)	—	—	(6.8)	(6.8)

The ineffective portion of hedging instruments recognized during the three and six months ended June 29, 2013 and June 30, 2012 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Net Sales	$—	$—	$—	$0.3
Gain (loss) recognized in Cost of Sales	—	0.2	(0.3)	0.5

	Six Months Ended
	June 29, 2013		June 30, 2012
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$(0.2)	$0.4	$(0.3)	$0.6
The net AOCI hedging component balance of $(25.1) million loss at June 29, 2013 includes $(13.7) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended June 29, 2013 and December 29, 2012.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	June 29, 2013
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.7	$(0.2)	$9.5
Derivative Commodity Contracts	2.9	(2.9)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.3	(0.3)	1.0
Derivative Commodity Contracts	0.1	(0.1)	—
Hedging Obligations Current:
Derivative Currency Contracts	2.8	(0.2)	2.6
Derivative Commodity Contracts	19.3	(2.9)	16.4
Hedging Obligations:
Derivative Currency Contracts	1.7	(0.3)	1.4
Derivative Commodity Contracts	0.2	(0.1)	0.1

	December 29, 2012
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.8	$(1.5)	$5.3
Derivative Commodity Contracts	4.2	(1.3)	2.9
Other Noncurrent Assets:
Derivative Currency Contracts	2.3	—	2.3
Derivative Commodity Contracts	0.2	—	0.2
Hedging Obligations Current:
Derivative Currency Contracts	4.6	(1.6)	3.0
Derivative Commodity Contracts	1.7	(1.2)	0.5
Hedging Obligations:
Derivative Currency Contracts	0.3	—	0.3

14. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of June 29, 2013 and December 29, 2012, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at June 29, 2013 and December 29, 2012.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 29, 2013 and December 29, 2012 (in millions):

	June 29, 2013	December 29, 2012	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.7	$6.8	Level 2
Derivative Commodity Contracts	2.9	4.2	Level 2
Investments	8.5	8.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.1	2.6	Level 1
Derivative Currency Contracts	1.3	2.3	Level 2
Derivative Commodity Contracts	0.1	0.2	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	7.9	—	Level 3
Hedging Obligations Current:
Derivative Currency Contracts	2.8	4.6	Level 2
Derivative Commodity Contracts	19.3	1.7	Level 2
Hedging Obligations:
Interest Rate Swap	27.3	35.4	Level 2
Derivative Currency Contracts	1.7	0.3	Level 2
Derivative Commodity Contracts	0.2	—	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	13.7	21.1	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the six months ended June 29, 2013, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three and six months ended June 29, 2013 and June 30, 2012 (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Beginning Balance	$21.4	$23.8	$21.1	$23.5
Valuation Adjustments	0.2	0.3	0.5	0.6
Payments	—	(0.9)	—	(0.9)
Ending Balance	$21.6	$23.2	$21.6	$23.2

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
16. SUBSEQUENT EVENT
On July 9, 2013, the Company announced its decision to cease operations in its Springfield, Missouri manufacturing facility which employs approximately 330 employees. This plant restructuring will transfer the manufacturing of motors and components to other Company facilities in the U.S. and Mexico over the next 18 months.
The Company expects to incur approximately $12.9 million in restructuring expenses associated with the transition.

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

On an ongoing basis, we focus on a variety of key indicators to monitor business performance. These indicators include organic and total sales growth (including volume and price components), gross profit margin, income from operations, net income and earnings per share, and measures to optimize the management of working capital, capital expenditures, cash flow and Return on Invested Capital (“ROIC”). We monitor these indicators, as well as our corporate governance practices (including our Code of Business Conduct and Ethics), to ensure that we maintain business health and strong internal controls.

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

We also prioritize investments that generate higher return on capital. Our management team is compensated based on a modified Economic Value Added (“EVA”) program which reinforces capital allocation disciplines that drive increases in shareholder value. The key metrics in our program include total sales growth, organic sales growth, operating margin percentage, operating cash flow as a percent of net income, and ROIC.

We believe much of the U.S. economy remains in a period of uncertainty which we expect will continue to make the near-term operating environment challenging. In recent periods we have seen declines in sales of our products used in commercial, industrial and power generation. We expect slow economic growth and continued uncertainty about future economic conditions will continue to pressure our organic sales growth in these markets.

As the U.S. housing market recovers, we are experiencing stronger demand in our residential HVAC businesses. However, we continue to see increasing competition primarily on the basis of price and technology and we continue to see residential consumer preferences for standard products as opposed to energy-efficient products. In addition, customers periodically change suppliers to achieve cost savings, technology advantages, supplier diversity or for other reasons and the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products. We anticipate these factors will combine to limit or reduce our organic revenue growth in the HVAC business by approximately $25 million over the next four quarters. However, revenue gains from other customers, new product sales or mix changes may offset some or all of the anticipated declines.

Results of Operations

Net Sales
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Net Sales	$822.0	$863.9	$1,600.2	$1,671.8
Sales growth rate	(4.9)%	26.7%	(4.3)%	24.4%

Net Sales by Segment:
Electrical segment	$753.3	$783.6	$1,464.3	$1,515.0
Sales growth rate	(3.9)%	28.2%	(3.4)%	25.7%
Mechanical segment	$68.7	$80.3	$135.9	$156.8
Sales growth rate	(14.4)%	13.9%	(13.3)%	13.0%

Three Months Ended June 29, 2013
Net sales for the second quarter 2013 included $7.7 million of incremental net sales from the recently acquired businesses. Excluding the acquired businesses, net sales for the second quarter 2013 decreased 5.7% and reflected (i) price decreases of approximately 0.7%, (ii) a decrease from volume and mix changes of approximately 4.3% and (iii) a decrease from foreign currency translation of approximately 0.7%.
Electrical segment net sales included $7.7 million from businesses acquired in the last year. North American residential HVAC net sales decreased 6.8% for the second quarter 2013 compared to the second quarter of 2012, due primarily to the decision by a large customer to cease production of certain compressor platforms and to source compressors from a third party as well as other customer dynamics. North American commercial and industrial motor net sales decreased 5.9% for the same period due primarily to continued weak end market demand.
Mechanical segment net sales decreased $11.6 million or 14.4% for the second quarter 2013 compared to the second quarter 2012 due primarily to weakness in the oil and gas markets.
In the second quarter of 2013, net sales of high efficiency products decreased 6.7% from the second quarter of 2012, due in part to decreased sales to oil and gas customers, and represented 19.6% of net sales.
Net sales to regions outside of the United States decreased 3.6% compared to the second quarter 2012 and represented 32.6% of total net sales in the second quarter 2013 compared to 31.7% in the second quarter 2012. The impact of foreign currency exchange rates decreased net sales to regions outside the United States by 2.3% for the second quarter 2013 compared to the second quarter 2012.
Six Months Ended June 29, 2013
Net sales for the six months ended June 29, 2013 included $15.7 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, net sales for the six months ended June 29, 2013 decreased 5.2% and reflected (i) price decreases of approximately 0.5%, (ii) a decrease of approximately 3.9% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 0.8%.
Electrical segment net sales included $12.3 million of incremental net sales from businesses acquired in the last year. North American residential HVAC motor net sales decreased 2.3% in the six months ended June 29, 2013 from the six months ended June 30, 2012 due primarily to the customer dynamics described above. North American commercial and industrial net sales decreased 6.3% in the six months ended June 29, 2013 from the six months ended June 30, 2012 due primarily to continued weak end market demand.
Mechanical segment net sales included incremental sales from the recently acquired business of $3.4 million for the six months ended June 29, 2013. Excluding the recently acquired business, Mechanical segment sales in North America for the six months ended June 29, 2013 decreased 10.6% compared to the six months ended June 30, 2012 due primarily to weakness in the oil and gas markets.
Net sales to regions outside of the United States decreased 5.2% in the six months ended June 29, 2013 compared to the six months ended June 30, 2012 and represented 33.1% of total net sales in the six months ended June 29, 2013 compared to 32.9% in the six months ended June 29, 2012. The impact of foreign currency exchange rates decreased total net sales by approximately 2.3% for the six months ended June 29, 2013. The impact of foreign currency exchange rates decreased net sales to regions outside the United States by 0.8% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012.
In the six months ended June 29, 2013, net sales of high efficiency products decreased 2.2% from the six months ended June 30, 2012, due in part to decreased sales to oil and gas customers, and represented 19.6% of net sales.

Gross Profit
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Gross Profit	$209.2	$220.1	$408.7	$417.7
Gross profit percentage	25.5%	25.5%	25.5%	25.0%

Gross Profit by Segment:
Electrical segment	$191.5	$197.3	$372.8	$376.1
Gross profit percentage	25.4%	25.2%	25.5%	24.8%
Mechanical segment	$17.7	$22.8	$35.9	$41.6
Gross profit percentage	25.8%	28.4%	26.4%	26.5%

Three Months Ended June 29, 2013
Gross profit margin for the second quarter 2013 was 25.5% compared to 25.5% for the second quarter 2012. Second quarter gross profit included $1.0 million and $0.5 million of restructuring costs in 2013 and 2012, respectively.
Electrical segment gross profit margin was 25.4% for the second quarter 2013, compared to 25.2% for the second quarter 2012. Electrical segment gross profit for the second quarter 2013 was negatively impacted by $3.6 million of higher inventory costs due to Venezuelan currency devaluation. Electrical segment gross profit for the second quarter included $1.0 million and $0.5 million of restructuring costs in 2013 and 2012, respectively.
Mechanical segment gross profit margin was 25.8% for the second quarter 2013, compared to 28.4% for the second quarter 2012.
Six Months Ended June 29, 2013
Gross profit margin for the six months ended June 29, 2013 was 25.5% compared to 25.0% for the six months ended June 30, 2012. For the six months ended June 29, 2013 gross profit included $1.5 million of restructuring costs compared to $0.5 million for the six months ended June 30, 2012. The gross profit margin for the six months ended June 30, 2012 included $0.7 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.
Electrical segment gross profit margin was 25.5% for the six months ended June 29, 2013, compared to 24.8% for the six months ended June 30, 2012. Electrical segment gross profit for the six months ended June 29, 2013 was negatively impacted by $3.6 million of higher inventory costs due to Venezuelan currency devaluation. Electrical segment gross profit for the six months ended June 29, 2013 and June 30, 2012, included $1.5 million and $0.5 million of restructuring costs, respectively.
Gross profit margin for the Mechanical segment was 26.4% for the six months ended June 29, 2013, compared to 26.5% for the six months ended June 30, 2012. The gross profit margin for the six months ended June 30, 2012 included $0.7 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.

Operating Expenses
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Operating Expenses	$128.1	$116.8	$251.7	$235.3
As a percentage of net sales	15.6%	13.5%	15.7%	14.1%

Operating Expenses by Segment:
Electrical segment	$118.8	$105.8	$232.8	$215.3
As a percentage of net sales	15.8%	13.5%	15.9%	14.2%
Mechanical segment	$9.3	$11.0	$18.9	$20.0
As a percentage of net sales	13.5%	13.7%	13.9%	12.8%

Three Months Ended June 29, 2013
Operating expenses for the second quarter 2013 included $0.2 million of incremental expenses related to the recently acquired businesses. Operating expenses for the second quarter of 2013 also included $2.9 million of due diligence costs and $0.4 million of restructuring charges.
Electrical segment operating expenses for the second quarter 2013 included $0.2 million related to the recently acquired business and $0.4 million of restructuring charges.
Mechanical segment operating expenses for the second quarter 2013 decreased $1.7 million related to lower sales volume.
Six Months Ended June 29, 2013
Operating expenses for the six months ended June 29, 2013 included an incremental $1.1 million related to the recently acquired businesses. Operating expenses for the six months ended June 29, 2013 also included $3.2 million of due diligence costs and $0.8 million of restructuring charges.
Electrical segment operating expenses for the six months ended June 29, 2013 included $0.8 million related to the recently acquired business and $0.8 million of restructuring charges.
Mechanical segment operating expenses in 2013 included an incremental $0.3 million related to the recently acquired business. Mechanical segment operating expenses for the six months ended June 30, 2012 were net of a gain on sale of assets of $1.3 million.

Income from Operations
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Income from Operations	$81.1	$103.3	$157.0	$182.4
As a percentage of net sales	9.9%	12.0%	9.8%	10.9%

Income from Operations by Segment
Electrical segment	$72.7	$91.5	$140.0	$160.9
As a percentage of net sales	9.7%	11.7%	9.6%	10.6%
Mechanical segment	$8.4	$11.8	$17.0	$21.5
As a percentage of net sales	12.2%	14.7%	12.5%	13.7%

Three Months Ended June 29, 2013
Income from operations was $81.1 million for the second quarter 2013 compared to $103.3 million for the second quarter 2012. As a percentage of sales, income from operations was 9.9% for the second quarter 2013 compared to 12.0% for the second quarter 2012.
Electrical segment income from operations was 9.7% of net sales for the second quarter 2013 compared to 11.7% of net sales for the second quarter 2012.
Mechanical segment income from operations was 12.2% of net sales for the second quarter 2013 compared to 14.7% of net sales for the second quarter 2012.
Six Months Ended June 29, 2013
Income from operations was $157.0 million for the six months ended June 29, 2013 compared to $182.4 million for the six months ended June 30, 2012. As a percentage of sales, income from operations was 9.8% for the six months ended June 29, 2013 compared to 10.9% for the six months ended June 30, 2012.
Electrical segment income from operations was 9.6% of net sales for the six months ended June 29, 2013 compared to 10.6% of net sales for the six months ended June 30, 2012.
Mechanical segment income from operations was 12.5% of net sales for the six months ended June 29, 2013 compared to 13.7% of net sales for the six months ended June 30, 2012.

Interest Expense, Net
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Interest Expense, Net	$9.6	$10.8	$19.5	$22.2

Three Months Ended June 29, 2013
Net interest expense for the second quarter 2013 decreased due to a decline in average outstanding debt compared to the second quarter 2012.
Six Months Ended June 29, 2013
Net interest expense for the six months ended June 29, 2013 decreased due to a decline in average outstanding debt compared to the six months ended June 30, 2012.

Provision for Income Taxes
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Income Taxes	$17.9	$28.2	$33.2	$46.0
Effective Tax Rate	25.0%	30.5%	24.1%	28.7%

Three Months Ended June 29, 2013
The effective tax rate for the second quarter 2013 was 25.0% compared to 30.5% for the second quarter 2012 primarily driven by a high technology tax incentive realized in 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Six Months Ended June 29, 2013
The effective tax rate for the six months ended June 29, 2013 was 24.1% compared to 28.7% for the second quarter 2012 primarily driven by completion of the tax integration of the EPC acquisition and a high technology tax incentive realized in 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$51.1	$62.7	$100.6	$111.4
Fully Diluted Earnings Per Share	$1.13	$1.49	$2.22	$2.65
Average Number of Diluted Shares	45.3	42.0	45.3	42.0

Three Months Ended June 29, 2013
Net Income Attributable to Regal Beloit Corporation for the second quarter 2013 was $51.1 million, a decrease of 18.5% compared to $62.7 million for the second quarter 2012. Fully diluted earnings per share was $1.13 for the second quarter 2013 compared to $1.49 for the second quarter 2012 driven by lower net income and higher shares outstanding in 2013. The average number of diluted shares was 45.3 million during the second quarter 2013 compared to 42.0 million during the second quarter 2012.
Six Months Ended June 29, 2013
Net Income Attributable to Regal Beloit Corporation for the six months ended June 29, 2013 was $100.6 million, a decrease of 9.7% compared to $111.4 million for the six months ended June 30, 2012. Fully diluted earnings per share was $2.22 for the six months ended June 29, 2013 compared to $2.65 for the six months ended June 30, 2012 driven by lower net income and higher shares outstanding in 2013. The average number of diluted shares was 45.3 million during the six months ended June 29, 2013 compared to 42.0 million during the six months ended June 30, 2012.

Liquidity and Capital Resources
Our principal sources of liquidity are operating cash flow, committed credit lines and existing cash balances. In addition to operating income, other significant factors affect our liquidity including working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital on acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $157.3 million for the six months ended June 29, 2013, a $47.1 million decrease from the six months ended June 30, 2012, primarily due to increased working capital.
Cash flow used in investing activities was $53.4 million for the six months ended June 29, 2013, an $81.6 million decrease from the six months ended June 30, 2012 primarily due to lower acquisitions in 2013. Capital expenditures were $47.2 million in the six months ended June 29, 2013 compared to $44.8 million in the six months ended June 30, 2012. Business acquisitions were $6.0 million for the six months ended June 29, 2013, compared to $95.3 million for the six months ended June 30, 2012, driven by the 2012 acquisition of MGC.
Cash flow used in financing activities for the six months ended June 29, 2013 was $64.0 million compared to $20.3 million in the six months ended June 30, 2012, primarily driven by the final $55.0 million repayment of our Term Loan.
Working capital was $1.1 billion at June 29, 2013 and $1.0 billion at December 29, 2012.
The following table presents selected financial information and ratios as of June 29, 2013 and December 29, 2012 (in millions):

	June 29,	December 29,
	2013	2012
Cash and Cash Equivalents	$414.4	$375.3
Trade Receivables, Net	512.3	446.0
Inventories, Net	581.7	557.0
Working Capital	1,093.9	1,006.0
Current Ratio	2.9:1	2.9:1

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
At June 29, 2013, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at June 29, 2013 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At June 29, 2013, the interest rate was 0.9%.

In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby we borrowed an aggregate principal amount of $165.0 million. Prior to 2013, we repaid $110.0 million of the Term Loan. The Term Loan matured in June 2013 and the final $55.0 million payment was made in the quarter ended June 29, 2013.
We also have a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At June 29, 2013, we had $3.0 million outstanding on the Facility. At June 29, 2013, we had $22.6 million of standby letters of credit issued under the Facility and $474.4 million of available borrowing capacity under the Facility.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of our debt was $788.8 million and $859.6 million as of June 29, 2013 and December 29, 2012, respectively.
At June 29, 2013, other notes payable of approximately $15.6 million were outstanding with a weighted average interest rate of 1.9%.
The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of June 29, 2013.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At June 29, 2013, net of interest rate swaps, we had $501.9 million of fixed rate debt and $266.7 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at June 29, 2013 would result in an immaterial change in after-tax annualized earnings.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of June 29, 2013, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(9.4)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(17.9)

As of June 29, 2013 and December 29, 2012, the interest rate swap liability of $(27.3) million and $(35.4) million, respectively, was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of $(16.9) million and $(21.9) million as of June 29, 2013 and December 29, 2012, respectively, was recorded in AOCI.

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
As of June 29, 2013, derivative currency assets (liabilities) of $9.7 million, $1.3 million, $(2.8) million and $(1.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 29, 2012, derivative currency assets (liabilities) of $6.8 million, $2.3 million, $(4.6) million, and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations, respectively. The unrealized gains on the effective portion of the contracts of $3.8 million net of tax, and $2.7 million net of tax, as of June 29, 2013 and December 29, 2012, was recorded in AOCI. At June 29, 2013, we had $0.7 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, we had $0.1 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 29, 2013 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$174.9	$7.0	$17.5	$(17.5)
Chinese Renminbi	93.3	1.5	9.3	(9.3)
Indian Rupee	42.2	(3.4)	4.2	(4.2)
Euro	11.4	0.4	1.1	(1.1)
Thai Baht	8.9	0.6	0.9	(0.9)
Australian Dollar	3.8	0.4	0.4	(0.4)

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
Derivative commodity assets (liabilities) of $2.9 million, $0.1 million, $(19.3) million and $(0.2) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively, at June 29, 2013. Derivative commodity assets (liabilities) of $4.2 million, $0.2 million and $(1.7) were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current), respectively, at December 29, 2012. The unrealized gain (loss) on the effective portion of the contracts of $(10.1) million net of tax and $1.5 million net of tax, as of June 29, 2013 and December 29, 2012, respectively, was recorded in AOCI. At June 29, 2013, we had $(2.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, there was $(0.2) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 29, 2013 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$156.4	$(15.7)	$15.6	$(15.6)
Aluminum	8.9	(0.8)	0.9	(0.9)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(25.1) million loss at June 29, 2013 includes $(13.7) million of net current deferred losses expected to be realized in the next twelve months.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended June 29, 2013.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
March 30 to May 4	—	$—	—	2,115,900
May 5 to June 1	7,071	$66.79	—	2,115,900
June 2 to June 29	—	$—	—	2,115,900
	7,071		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended June 29, 2013, there were 7,071 shares acquired in connection with equity incentive plans.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2013

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: August 7, 2013