Form 10-Q
period 2013-09-28
REGAL BELOIT CORP
filed 2013-11-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 1, 2013 there were 45,068,082 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net Sales	$768.2	$779.5	$2,368.4	$2,451.3
Cost of Sales	571.7	586.9	1,763.2	1,841.0
Gross Profit	196.5	192.6	605.2	610.3
Operating Expenses	117.7	109.3	369.4	344.6
Income From Operations	78.8	83.3	235.8	265.7
Interest Expense	10.6	10.6	31.9	33.6
Interest Income	1.3	0.4	3.1	1.2
Income Before Taxes	69.5	73.1	207.0	233.3
Provision For Income Taxes	15.0	17.9	48.2	63.9
Net Income	54.5	55.2	158.8	169.4
Less: Net Income Attributable to Noncontrolling Interests	1.9	0.9	5.6	3.7
Net Income Attributable to Regal Beloit Corporation	$52.6	$54.3	$153.2	$165.7
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.17	$1.30	$3.40	$3.98
Assuming Dilution	$1.16	$1.29	$3.38	$3.94
Cash Dividends Declared	$0.20	$0.19	$0.59	$0.56
Weighted Average Number of Shares Outstanding:
Basic	45.1	41.7	45.0	41.7
Assuming Dilution	45.4	42.0	45.3	42.0
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net Income	$54.5	$55.2	$158.8	$169.4
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6.4	20.0	(22.4)	13.3
Hedging Activities
Change in fair value of hedging activities, net of tax effects of $2.6 million and $6.2 million for the three months ended September 28, 2013 and September 29, 2012, and $(3.0) million and $11.8 million for the nine months ended September 28, 2013 and September 29, 2012, respectively	4.4	10.2	(4.8)	19.3
Reclassification adjustment for losses included in net income, net of tax effects of $2.5 million and $3.0 million for the three months ended September 28, 2013 and September 29, 2012 and $3.4 million and $8.6 million for the nine months ended September 28, 2013 and September 29, 2012, respectively	4.0	4.9	5.5	14.0
Pension Benefit Adjustments
Reclassification adjustments for pension benefits included in net income, net of tax effects of $0.4 and $2.4 million for the three months ended September 28, 2013 and September 29, 2012, and $0.7 million and $1.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively	0.5	3.9	1.1	2.4
Other Comprehensive Income (Loss)	15.3	39.0	(20.6)	49.0
Comprehensive Income	69.8	94.2	138.2	218.4
Less: Comprehensive Income Attributable to Noncontrolling Interests	2.8	1.7	5.5	4.1
Comprehensive Income Attributable to Regal Beloit Corporation	$67.0	$92.5	$132.7	$214.3
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$462.7	$375.3
Trade Receivables, less Allowances of $11.9 million in 2013 and $10.2 million in 2012	481.9	446.0
Inventories	606.1	557.0
Prepaid Expenses and Other Current Assets	118.5	112.9
Deferred Income Tax Benefits	48.3	48.7
Total Current Assets	1,717.5	1,539.9
Net Property, Plant, and Equipment	572.6	573.1
Goodwill	1,143.9	1,151.0
Intangible Assets, net of Amortization	259.6	293.2
Other Noncurrent Assets	15.7	11.9
Total Assets	$3,709.3	$3,569.1
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$319.3	$251.8
Dividends Payable	9.0	8.5
Hedging Obligations	15.7	6.3
Accrued Compensation and Employee Benefits	84.7	80.0
Other Accrued Expenses	131.8	123.5
Current Maturities of Debt	159.6	63.8
Total Current Liabilities	720.1	533.9
Long-Term Debt	609.1	754.7
Deferred Income Taxes	124.3	132.0
Hedging Obligations	19.7	35.7
Pension and Other Post Retirement Benefits	67.1	69.2
Other Noncurrent Liabilities	52.8	47.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 45.0 million shares and 44.9 million shares issued in 2013 and 2012, respectively	0.5	0.4
Additional Paid-In Capital	913.0	903.3
Retained Earnings	1,241.6	1,115.0
Accumulated Other Comprehensive Loss	(84.7)	(65.3)
Total Regal Beloit Corporation Shareholders' Equity	2,070.4	1,953.4
Noncontrolling Interests	45.8	43.1
Total Equity	2,116.2	1,996.5
Total Liabilities and Equity	$3,709.3	$3,569.1
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	165.7	—	3.7	169.4
Other Comprehensive Income	—	—	—	48.6	0.4	49.0
Dividends Declared ($0.56 per share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.5	—	—	—	1.5
Share-based Compensation	—	6.7	—	—	—	6.7
Dividends Declared to Non-controlling Interests	—	—	—	—	(2.8)	$(2.8)
Balance as of September 29, 2012	$0.4	$697.6	$1,093.7	$(56.6)	$41.8	$1,776.9

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	153.2	—	5.6	158.8
Other Comprehensive Loss	—	—	—	(20.5)	(0.1)	(20.6)
Dividends Declared ($0.59 per share)	—	—	(26.6)	—	—	(26.6)
Stock Options Exercised, including income tax benefit and share cancellations	0.1	1.4	—	—	—	1.5
Share-based Compensation	—	8.3	—	—	—	8.3
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.1	(2.8)	(1.7)
Balance as of September 28, 2013	$0.5	$913.0	$1,241.6	$(84.7)	$45.8	$2,116.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158.8	$169.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.1	95.0
Excess tax benefits from share-based compensation	(0.7)	(1.7)
Loss (gain) on disposition of assets, net	0.1	(1.7)
Share-based compensation expense	8.3	6.7
Change in operating assets and liabilities, net of acquisitions	(23.1)	8.5
Net cash provided by operating activities	238.5	276.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(65.4)	(66.1)
Purchases of investment securities	(24.6)	(4.7)
Sales of investment securities	24.3	1.5
Business acquisitions, net of cash acquired	(6.4)	(103.0)
Additions of equipment for operating leases	(3.6)	—
Grants received for capital expenditures	1.6	7.1
Proceeds from sale of assets	1.7	2.7
Net cash used in investing activities	(72.4)	(162.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	20.0	281.0
Repayments under revolving credit facility	(20.0)	(263.0)
Proceeds from short-term borrowings	39.2	36.4
Repayments of short-term borrowings	(38.2)	(32.9)
Repayments of long-term debt	(55.8)	(75.2)
Dividends paid to shareholders	(26.1)	(22.9)
Proceeds from the exercise of stock options	2.3	3.5
Excess tax benefits from share-based compensation	0.7	1.7
Purchase of subsidiary shares from noncontrolling interest	(1.7)	—
Net cash used in financing activities	(79.6)	(71.4)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.9	0.9
Net increase in cash and cash equivalents	87.4	43.2
Cash and cash equivalents at beginning of period	375.3	142.6
Cash and cash equivalents at end of period	$462.7	$185.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$37.3	$38.7
Income taxes	$35.4	$56.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2013
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 29, 2012, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 28, 2013 and for the three and nine months ended September 28, 2013 and September 29, 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K/A filed on March 26, 2013.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 28, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations, pension assets and liabilities, derivative fair values, goodwill impairment, health care, retirement benefits, litigation claims and contingencies and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
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
As of the beginning of 2013, the Company changed its inventory valuation method for the finished goods of recently acquired North American businesses to the LIFO method from the FIFO method. The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues when there is volatility in the cost of raw materials, and is consistent with the method used for the majority of the Company’s other North American finished goods inventory. Prior period consolidated financial statements have not been retrospectively adjusted. The cumulative effect of this change was immaterial.

2. OTHER FINANCIAL INFORMATION
Inventories
Inventories are valued at last-in, first-out (LIFO) for approximately 51% and 31% of the Company’s inventory as of September 28, 2013 and December 29, 2012, respectively.

The approximate percentage distribution between major classes of inventories was as follows:

	September 28, 2013	December 29, 2012
Raw Material and Work in Process	43%	43%
Finished Goods and Purchased Parts	57%	57%
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	September 28, 2013	December 29, 2012
Land and Improvements	$71.8	$76.2
Buildings and Improvements	225.8	212.7
Machinery and Equipment	783.6	747.5
Property, Plant and Equipment	1,081.2	1,036.4
Less: Accumulated Depreciation	(508.6)	(463.3)
Net Property, Plant and Equipment	$572.6	$573.1

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses, which were recorded in operating expenses, were immaterial for the three months ended September 28, 2013 and were $3.2 million for the nine months ended September 28, 2013. Acquisition expenses were immaterial for the three and nine months ended September 29, 2012.
2013 Acquisitions
On September 3, 2013, the Company purchased additional shares owned by the noncontrolling interest in its joint venture in a South African distribution business.

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
4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss.

The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 28, 2013 were as follows (in millions):

	Three Months Ended
	September 28, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25.1)	$(41.3)	$(33.8)	$(100.2)
Other comprehensive income before reclassifications	4.4	—	5.5	9.9
Amounts reclassified from accumulated other comprehensive income	4.0	0.5	—	4.5
Purchase of subsidiary shares from noncontrolling interest	—	—	1.1	1.1
Net current period other comprehensive income	8.4	0.5	6.6	15.5
Ending balance	$(16.7)	$(40.8)	$(27.2)	$(84.7)

	Nine Months Ended
	September 28, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(17.4)	$(41.9)	$(6.0)	$(65.3)
Other comprehensive income (loss) before reclassifications	(4.8)	—	(22.3)	(27.1)
Amounts reclassified from accumulated other comprehensive income (loss)	5.5	1.1	—	6.6
Purchase of subsidiary shares from noncontrolling interest	—	—	1.1	1.1
Net current period other comprehensive income (loss)	0.7	1.1	(21.2)	(19.4)
Ending balance	$(16.7)	$(40.8)	$(27.2)	$(84.7)

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

5. BUSINESS SEGMENTS
The Company has two reportable segments: Mechanical and Electrical. Segment detail was (in millions):

	Electrical	Mechanical	Eliminations	Total
Three months ended September 28, 2013
External sales	$707.5	$60.7	$—	$768.2
Intersegment sales	1.2	1.2	(2.4)	—
Total sales	708.7	61.9	(2.4)	768.2
Income from operations	71.1	7.7	—	78.8
Identifiable assets	3,483.1	226.2	—	3,709.3
Depreciation and amortization	28.5	3.2	—	31.7
Three months ended September 29, 2012
External sales	$708.3	$71.2	$—	$779.5
Intersegment sales	0.9	1.3	(2.2)	—
Total sales	709.2	72.5	(2.2)	779.5
Income from operations	73.2	10.1	—	83.3
Identifiable assets	3,216.1	207.6	—	3,423.7
Depreciation and amortization	32.3	2.1	—	34.4

	Electrical	Mechanical	Eliminations	Total
Nine months ended September 28, 2013
External sales	$2,171.8	$196.6	$—	$2,368.4
Intersegment sales	3.2	4.0	(7.2)	—
Total sales	2,175.0	200.6	(7.2)	2,368.4
Income from operations	211.1	24.7	—	235.8
Identifiable assets	3,483.1	226.2	—	3,709.3
Depreciation and amortization	85.6	9.5	—	95.1
Nine months ended September 29, 2012
External Sales	$2,223.3	$228.0	$—	$2,451.3
Intersegment sales	2.7	2.9	(5.6)	—
Total sales	2,226.0	230.9	(5.6)	2,451.3
Income from operations	234.1	31.6	—	265.7
Identifiable assets	3,216.1	207.6	—	3,423.7
Depreciation and amortization	87.3	7.7	—	95.0

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6
Acquisitions and Valuation Adjustments	25.9	2.7	23.2
Foreign Currency Translation Adjustments	7.5	4.0	3.5
Balance as of December 29, 2012	1,151.0	1,111.7	39.3
Foreign Currency Translation Adjustments	(7.1)	(6.9)	(0.2)
Balance as of September 28, 2013	$1,143.9	$1,104.8	$39.1
Intangible Assets
Intangible assets consisted of the following (in millions):

		September 28, 2013		December 29, 2012
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 - 14	$244.0	$(95.7)	$244.9	$(78.7)
Technology	3 - 9	130.3	(53.8)	130.3	(41.8)
Trademarks	3 - 20	32.3	(17.4)	32.7	(15.7)
In-process Research and Development	N/A	17.2	—	17.2	—
Patent and Engineering Drawings	10	16.6	(14.6)	16.6	(13.3)
Non-compete Agreements	3 - 5	8.3	(7.6)	8.2	(7.2)
		$448.7	(189.1)	$449.9	(156.7)
Net Values			$259.6		$293.2
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2013	$43.9
2014	42.4
2015	35.0
2016	30.4
2017	24.2

Amortization expense recorded for the three and nine months ended September 28, 2013 was $10.9 million and $33.0 million respectively. Amortization expense for the three and nine months ended September 29, 2012 was $11.1 million and $32.8 million, respectively.
In-process research and development projects are estimated to be completed by the end of 2015 and amortization will begin upon project completion.

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of September 28, 2013 and December 29, 2012 was as follows (in millions):

	September 28, 2013	December 29, 2012
Senior notes	$750.0	$750.0
Term loan	—	55.0
Other	18.7	13.5
	768.7	818.5
Less: Current maturities	(159.6)	(63.8)
Non-current portion	$609.1	$754.7

At September 28, 2013, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At September 28, 2013, the interest rate was 0.9%.

In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby it borrowed an aggregate principal amount of $165.0 million. Prior to 2013, the Company repaid $110.0 million of the Term Loan. The final $55.0 million payment was made in June 2013 when the loan matured.
The Company has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At September 28, 2013, the Company had no outstanding balance on the Facility, $23.5 million of standby letters of credit issued under the Facility and $476.5 million of available borrowing capacity.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of the Company's debt was $785.5 million and $859.6 million as of September 28, 2013 and December 29, 2012, respectively.
At September 28, 2013, other notes payable of $18.7 million were outstanding with a weighted average interest rate of 2.7%.
The Notes and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial debt covenants as of September 28, 2013.
The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. (See also Note 13 of Notes to Condensed Consolidated Financial Statements.)

8. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$0.7	$0.6	$2.1	$1.8
Interest cost	1.8	1.9	5.4	5.6
Expected return on plan assets	(2.1)	(1.8)	(6.1)	(5.5)
Amortization of prior service cost and net actuarial loss	1.1	0.9	3.2	2.8
Net periodic benefit expense	$1.5	$1.6	$4.6	$4.7

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2013 fiscal year is $4.0 million and $0.2 million, respectively.
During the first nine months of 2013 and 2012, the Company contributed $4.4 million and $10.9 million, respectively, to defined benefit pension plans. The Company expects to make contributions of $4.9 million in 2013. The Company contributed a total of $11.7 million in 2012. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2012 Annual Report on Form 10-K/A filed on March 26, 2013.

9. SHAREHOLDERS’ EQUITY
The Company recognized approximately $2.9 million and $2.3 million in share-based compensation expense for the three months ended September 28, 2013 and September 29, 2012, respectively. Share based compensation expense for the nine months ended September 28, 2013 and September 29, 2012 was $8.3 million and $6.7 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the nine months ended September 28, 2013 and September 29, 2012 was approximately $0.7 million and $1.7 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of September 28, 2013, total unrecognized compensation cost related to share-based compensation awards was approximately $25.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.6 years.
On April 29, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans.
Approximately 3.0 million shares were available for future grant or payment under the 2013 Plan at September 28, 2013.
Share-based Incentive Awards
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date.
The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the nine month period ended September 28, 2013, and September 29, 2012, respectively, 174,775 and 255,225 share-based incentive awards were granted. The per share weighted average fair value of share-based incentive awards granted during those respective periods was $23.01 and $22.45.

The assumptions used in the Black-Scholes valuation related to grants were as follows:

	September 28, 2013	September 29, 2012
Risk-free interest rate	1.1%	1.3%
Expected life (years)	7.0	7.0
Expected volatility	38.5%	37.6%
Expected dividend yield	1.2%	1.2%

A summary of share-based awards (options and SARs) as of September 28, 2013 follows below. Forfeitures of share-based awards during the nine months ended September 28, 2013 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,591,490	$55.97	6.4	$20.1
Exercisable	796,700	48.13	4.7	16.3

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
Changes in restricted stock awards for the nine months ended September 28, 2013 were as follows:

	Shares	Weighted Average Value

Unvested RSUs, RSAs and PSUs, December 29, 2012	199,941	$64.92
Granted	150,482	63.05
Vested	(36,035)	61.70
Forfeited	(7,920)	62.39
Unvested RSUs, RSAs and PSUs, September 28, 2013	306,468	$64.45

10. INCOME TAXES
The effective tax rate for the three months ended September 28, 2013 was 21.6% versus 24.5% for the three months ended September 29, 2012. The effective tax rate for the nine months ended September 28, 2013 was 23.3% versus 27.4% for the nine months ended September 29, 2012. The change in the third quarter effective rate was primarily driven by the favorable adjustments related to the finalization of the 2012 U.S. Federal income tax return and the global distribution of earnings, compared to the third quarter 2012. The change in the nine month effective rate was driven by the same factors as the third quarter as well as the by the 2012 research and development retroactive reinstatement which was recorded in the first quarter of 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of September 28, 2013 and December 29, 2012, the Company had approximately $4.5 million and $5.7 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. U.S. federal tax returns from 2010 through 2012 and various state and foreign tax returns remain subject to income tax examinations by tax authorities.

11. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Denominator for basic EPS (weighted average)	45.1	41.7	45.0	41.7
Effect of dilutive securities	0.3	0.3	0.3	0.3
Denominator for diluted EPS (weighted average)	45.4	42.0	45.3	42.0

The “Effect of dilutive securities” represents the dilution impact of equity awards. For the three months ended September 28, 2013 and September 29, 2012, respectively, there were 0.7 million and 0.3 million options where the exercise price was above the average market price, and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive. For the nine months ended September 28, 2013 and September 29, 2012, there were 0.7 million and 0.3 million options, respectively, where the exercise price was above the average market price and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.

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
The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 28, 2013 and September 29, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Beginning balance	$21.9	$26.0	$20.9	$24.2
Payments	(5.2)	(5.9)	(13.7)	(19.3)
Provision	4.8	7.1	13.2	22.3
Acquisition	—	—	1.2	0.1
Translation Adjustments	—	0.1	(0.1)	—
Ending balance	$21.5	$27.3	$21.5	$27.3

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 28, 2013.
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
At September 28, 2013, the Company had $(1.8) million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (Loss) (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, the Company had $(0.3) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of September 28, 2013, the Company had outstanding the following commodity forward contracts (with maturities extending through December 2014) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$130.5
Aluminum	10.0

As of September 28, 2013, the Company had outstanding the following currency forward contracts (with maturities extending through December 2015) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$219.3
Chinese Renminbi	132.7
Indian Rupee	38.0
Thai Baht	5.9
Australian Dollar	1.7

As of September 28, 2013, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of September 28, 2013 and December 29, 2012 were (in millions):

	September 28, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$7.6	$17.4
Foreign exchange contracts	7.3	0.9	3.2	2.2
Commodity contracts	2.8	0.1	4.6	0.1
Not designated as hedging instruments:
Commodity contracts	0.2	—	0.3	—
Total Derivatives	$10.3	$1.0	$15.7	$19.7

	December 29, 2012
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$35.4
Foreign exchange contracts	6.8	2.3	4.6	0.3
Commodity contracts	3.6	0.2	1.2	—
Not designated as hedging instruments:
Commodity contracts	0.6	—	0.5	—
Total Derivatives	$11.0	$2.5	$6.3	$35.7

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (pre-tax) for the three and nine months ended September 28, 2013 and September 29, 2012, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 28, 2013				September 29, 2012
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	$10.3	$(2.4)	$(0.9)	$7.0	$9.2	$8.6	$(1.4)	$16.4
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Gain (loss) recognized in Cost of Sales	(4.9)	1.7	—	(3.2)	(2.6)	(2.7)	—	(5.3)
Loss recognized in Interest Expense	—	—	(3.2)	(3.2)	—	—	(2.4)	(2.4)

	Nine Months Ended
	September 28, 2013				September 29, 2012
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(12.5)	$3.9	$0.8	$(7.8)	$13.0	$23.7	$(5.6)	$31.1
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.6)	—	(0.6)	—	(1.2)	—	(1.2)
Gain (loss) recognized in Cost of Sales	(4.5)	5.8	—	1.3	(9.1)	(3.1)	—	(12.2)
Loss recognized in Interest Expense	—	—	(9.6)	(9.6)	—	—	(9.2)	(9.2)

The ineffective portion of hedging instruments recognized during the three and nine months ended September 28, 2013 and September 29, 2012 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	September 28, 2013		September 29, 2012
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (loss) recognized in Cost of Sales	$0.1	$0.2	$0.4	$(0.5)

	Nine Months Ended
	September 28, 2013		September 29, 2012
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (loss) recognized in Cost of Sales	$(0.1)	$0.6	$0.1	$0.1
The net AOCI hedging component balance of $(16.7) million loss at September 28, 2013 includes $(6.6) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended September 28, 2013 and December 29, 2012.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	September 28, 2013
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$7.3	$(0.5)	$6.8
Derivative Commodity Contracts	3.0	(3.0)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	(0.2)	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Hedging Obligations Current:
Derivative Currency Contracts	3.2	(0.5)	2.7
Derivative Commodity Contracts	4.9	(3.0)	1.9
Hedging Obligations:
Derivative Currency Contracts	2.2	(0.2)	2.0
Derivative Commodity Contracts	0.1	(0.1)	—

	December 29, 2012
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.8	$(1.5)	$5.3
Derivative Commodity Contracts	4.2	(1.3)	2.9
Other Noncurrent Assets:
Derivative Currency Contracts	2.3	—	2.3
Derivative Commodity Contracts	0.2	—	0.2
Hedging Obligations Current:
Derivative Currency Contracts	4.6	(1.6)	3.0
Derivative Commodity Contracts	1.7	(1.2)	0.5
Hedging Obligations:
Derivative Currency Contracts	0.3	—	0.3

14. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of September 28, 2013 and December 29, 2012, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at September 28, 2013 and December 29, 2012.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 28, 2013 and December 29, 2012 (in millions):

	September 28, 2013	December 29, 2012	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$7.3	$6.8	Level 2
Derivative Commodity Contracts	3.0	4.2	Level 2
Investments	8.6	8.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.1	2.6	Level 1
Derivative Currency Contracts	0.9	2.3	Level 2
Derivative Commodity Contracts	0.1	0.2	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	7.9	—	Level 3
Hedging Obligations (current):
Interest Rate Swap	7.6	—	Level 2
Derivative Currency Contracts	3.2	4.6	Level 2
Derivative Commodity Contracts	4.9	1.7	Level 2
Hedging Obligations:
Interest Rate Swap	17.4	35.4	Level 2
Derivative Currency Contracts	2.2	0.3	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	13.7	21.1	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 2 inputs based on quoted market prices for similar instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the nine months ended September 28, 2013, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three and nine months ended September 28, 2013 and September 29, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Beginning Balance	$21.6	$23.2	$21.1	$23.5
Valuation Adjustments	0.3	0.3	0.8	0.9
Acquisitions	—	0.4	—	0.4
Payments	(0.3)	(3.1)	(0.3)	(4.0)
Ending Balance	$21.6	$20.8	$21.6	$20.8

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
15. SUBSEQUENT EVENT
On October 29, 2013, the Company announced it has reached an agreement to acquire Cemp s.r.l. ("Cemp"), an Italy based electric motor company. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors.

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

As the U.S. housing market recovers, there is improving demand for residential HVAC products. However, we continue to see increasing competition primarily on the basis of price and we continue to see residential consumer preferences for standard products as opposed to energy-efficient products. In addition, customers periodically change suppliers to achieve cost savings, technology advantages, supplier diversity or for other reasons and the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products. As we previously disclosed, we anticipate these factors will combine to negatively impact our residential HVAC revenue by up to $20 million over the next three quarters. However, revenue gains from other customers, new product sales or mix changes may offset some or all of the anticipated declines.

Results of Operations

Net Sales
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Dollars in Millions)
Net Sales	$768.2	$779.5	$2,368.4	$2,451.3
Sales growth rate	(1.4)%	5.8%	(3.4)%	17.8%

Net Sales by Segment:
Electrical segment	$707.5	$708.3	$2,171.8	$2,223.3
Sales growth rate	(0.1)%	6.1%	(2.3)%	18.7%
Mechanical segment	$60.7	$71.2	$196.6	$228.0
Sales growth rate	(14.7)%	2.6%	(13.8)%	9.5%

Three Months Ended September 28, 2013
Net sales for the third quarter 2013 included $5.6 million of incremental net sales from the recently acquired businesses. Excluding the acquired businesses, net sales for the third quarter 2013 decreased 2.2% and reflected (i) price decreases of approximately 0.9%, (ii) a decrease from volume and mix changes of approximately 0.2% and (iii) a decrease from foreign currency translation of approximately 1.1%.
Electrical segment net sales in the third quarter included $5.6 million from businesses acquired within the last year. North American residential HVAC net sales decreased 3.6% for the third quarter 2013 compared to the third quarter of 2012. North American commercial and industrial motor net sales decreased 2.5%.
Mechanical segment net sales decreased $10.5 million or 14.7% for the third quarter 2013 compared to the third quarter 2012. Excluding the recently acquired business, Mechanical segment sales in North America for the three months ended September 28, 2013 decreased 11.4% compared to the three months ended September 29, 2012 due primarily to weakness in the oil and gas markets.
In the third quarter of 2013, net sales of high efficiency products increased 1.9% compared to the third quarter of 2012 and represented 21.5% of net sales.
Net sales to regions outside of the United States increased 2.7% compared to the third quarter 2012 and represented 33.2% of total net sales in the third quarter 2013 compared to 31.4% in the third quarter 2012. The impact of foreign currency exchange rates decreased net sales to regions outside the United States by 3.4% for the third quarter 2013 compared to the third quarter 2012.
Nine Months Ended September 28, 2013
Net sales for the nine months ended September 28, 2013 included $21.4 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, net sales for the nine months ended September 28, 2013 decreased 4.3% and reflected (i) price decreases of approximately 0.6%, (ii) a decrease of approximately 2.8% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 0.9%.
Electrical segment net sales included $18.0 million of incremental net sales from businesses acquired in the last year. North American residential HVAC motor net sales decreased 2.7% in the nine months ended September 28, 2013 from the nine months ended September 29, 2012. North American commercial and industrial net sales decreased 5.1% in the nine months ended September 28, 2013 from the nine months ended September 29, 2012.
Mechanical segment net sales included incremental sales from the recently acquired business of $3.4 million for the nine months ended September 28, 2013. Excluding the recently acquired business, Mechanical segment sales in North America for the nine months ended September 28, 2013 decreased 10.8% compared to the nine months ended September 29, 2012 due primarily to weakness in the oil and gas markets.
Net sales to regions outside of the United States decreased 2.8% in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012 and represented 33.0% of total net sales in the nine months ended September 28, 2013 compared to 32.4% in the nine months ended September 28, 2012. The impact of foreign currency exchange rates decreased net sales to regions outside the United States by 2.7% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012.
In the nine months ended September 28, 2013, net sales of high efficiency products decreased 1.1% from the nine months ended September 29, 2012, due in part to decreased sales to oil and gas customers, and represented 20.1% of net sales.

Gross Profit
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Dollars in Millions)
Gross Profit	$196.5	$192.6	$605.2	$610.3
Gross profit percentage	25.6%	24.7%	25.6%	24.9%

Gross Profit by Segment:
Electrical segment	$180.1	$173.2	$552.9	$549.3
Gross profit percentage	25.5%	24.5%	25.5%	24.7%
Mechanical segment	$16.4	$19.4	$52.3	$61.0
Gross profit percentage	27.0%	27.2%	26.6%	26.8%

Three Months Ended September 28, 2013
Gross profit margin for the third quarter 2013 was 25.6% compared to 24.7% for the third quarter 2012. Third quarter gross profit included $1.2 million and $2.8 million of restructuring costs in 2013 and 2012, respectively.
Electrical segment gross profit margin was 25.5% for the third quarter 2013, compared to 24.5% for the third quarter 2012. Electrical segment gross profit for the third quarter included $1.2 million and $2.8 million of restructuring costs in 2013 and 2012, respectively.
Mechanical segment gross profit margin was 27.0% for the third quarter 2013, compared to 27.2% for the third quarter 2012.
Nine Months Ended September 28, 2013
Gross profit margin for the nine months ended September 28, 2013 was 25.6% compared to 24.9% for the nine months ended September 29, 2012. For the nine months ended September 28, 2013 gross profit included $2.7 million of restructuring costs compared to $3.3 million for the nine months ended September 29, 2012. The gross profit margin for the nine months ended September 29, 2012 included $0.7 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.
Electrical segment gross profit margin was 25.5% for the nine months ended September 28, 2013, compared to 24.7% for the nine months ended September 29, 2012. Electrical segment gross profit for the nine months ended September 28, 2013 was negatively impacted by $3.6 million of higher inventory costs due to Venezuelan currency devaluation. Electrical segment gross profit for the nine months ended September 28, 2013 and September 29, 2012, included $2.7 million and $3.3 million of restructuring costs, respectively.
Gross profit margin for the Mechanical segment was 26.6% for the nine months ended September 28, 2013, compared to 26.8% for the nine months ended September 29, 2012. The gross profit margin for the nine months ended September 29, 2012 included $0.7 million of inventory purchase accounting adjustments related to the acquisition of Milwaukee Gear Company.

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Dollars in Millions)
Operating Expenses	$117.7	$109.3	$369.4	$344.6
As a percentage of net sales	15.3%	14%	15.6%	14.1%

Operating Expenses by Segment:
Electrical segment	$109.0	$99.9	$341.8	$315.2
As a percentage of net sales	15.4%	14.1%	15.7%	14.2%
Mechanical segment	$8.7	$9.4	$27.6	$29.4
As a percentage of net sales	14.3%	13.2%	14.0%	12.9%

Three Months Ended September 28, 2013
Operating expenses for the third quarter of 2013 included $0.1 million of operating expenses from the acquired business.
Electrical segment operating expenses for the third quarter 2013 included $0.1 million of operating expenses from the acquired business. Electrical segment operating expenses for the third quarter 2012 included $2.4 million of restructuring charges.
Mechanical segment operating expenses for the third quarter 2013 include a $0.2 million gain on sale of assets.
Nine Months Ended September 28, 2013
Operating expenses for the nine months ended September 28, 2013 included an incremental $1.2 million related to the recently acquired businesses. Operating expenses for the nine months ended September 28, 2013 also included $3.2 million of due diligence costs and $0.8 million of restructuring charges.
Electrical segment operating expenses for the nine months ended September 28, 2013 included $0.9 million related to the recently acquired business and $0.8 million of restructuring charges.
Mechanical segment operating expenses in 2013 included an incremental $0.3 million related to the recently acquired business. Mechanical segment operating expenses for the nine months ended September 29, 2012 reflected an incremental gain on sale of assets of $1.5 million.

Income from Operations
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Dollars in Millions)
Income from Operations	$78.8	$83.3	$235.8	$265.7
As a percentage of net sales	10.3%	10.7%	10.0%	10.8%

Income from Operations by Segment
Electrical segment	$71.1	$73.3	$211.1	$234.1
As a percentage of net sales	10.0%	10.3%	9.7%	10.5%
Mechanical segment	$7.7	$10.0	$24.7	$31.6
As a percentage of net sales	12.7%	14.2%	12.6%	13.9%

Three Months Ended September 28, 2013
Income from operations was $78.8 million for the third quarter 2013 compared to $83.3 million for the third quarter 2012. As a percentage of sales, income from operations was 10.3% for the third quarter 2013 compared to 10.7% for the third quarter 2012.

Electrical segment income from operations was 10.1% of net sales for the third quarter 2013 compared to 10.3% of net sales for the third quarter 2012.
Mechanical segment income from operations was 12.4% of net sales for the third quarter 2013 compared to 14.2% of net sales for the third quarter 2012.
Nine Months Ended September 28, 2013
Income from operations was $235.8 million for the nine months ended September 28, 2013 compared to $265.7 million for the nine months ended September 29, 2012. As a percentage of sales, income from operations was 10.0% for the nine months ended September 28, 2013 compared to 10.8% for the nine months ended September 29, 2012.
Electrical segment income from operations was 9.7% of net sales for the nine months ended September 28, 2013 compared to 10.5% of net sales for the nine months ended September 29, 2012.
Mechanical segment income from operations was 12.6% of net sales for the nine months ended September 28, 2013 compared to 13.9% of net sales for the nine months ended September 29, 2012.

Interest Expense, Net
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Dollars in Millions)
Interest Expense, Net	$9.3	$10.2	$28.8	$32.4

Three Months Ended September 28, 2013
Net interest expense for the third quarter 2013 decreased due to a decline in average outstanding debt compared to the third quarter 2012.
Nine Months Ended September 28, 2013
Net interest expense for the nine months ended September 28, 2013 decreased due to a decline in average outstanding debt compared to the nine months ended September 29, 2012.

Provision for Income Taxes
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Dollars in Millions)
Income Taxes	$15.0	$17.9	$48.2	$63.9
Effective Tax Rate	21.6%	24.5%	23.3%	27.4%

Three Months Ended September 28, 2013
The effective tax rate for the third quarter 2013 was 21.6% compared to 24.5% for the third quarter 2012 was primarily driven by the favorable adjustments related to the finalization of the 2012 U.S. Federal income tax return and the global distribution of earnings, compared to the third quarter 2012. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
Nine Months Ended September 28, 2013
The effective tax rate for the nine months ended September 28, 2013 was 23.3% compared to 27.4% for the third quarter 2012. The change in the nine month effective rate was driven by the same factors as the third quarter as well as the by the 2012 research and development retroactive reinstatement which was recorded in the first quarter of 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$52.6	$54.3	$153.2	$165.7
Fully Diluted Earnings Per Share	$1.16	$1.29	$3.38	$3.94
Average Number of Diluted Shares	45.4	42.0	45.3	42.0

Three Months Ended September 28, 2013
Net Income Attributable to Regal Beloit Corporation for the third quarter 2013 was $52.6 million, a decrease of 3.1% compared to $54.3 million for the third quarter 2012. Fully diluted earnings per share was $1.16 for the third quarter 2013 compared to $1.29 for the third quarter 2012 driven by lower net income and higher shares outstanding in 2013. The average number of diluted shares was 45.4 million during the third quarter 2013 compared to 42.0 million during the third quarter 2012.
Nine Months Ended September 28, 2013
Net Income Attributable to Regal Beloit Corporation for the nine months ended September 28, 2013 was $153.2 million, a decrease of 7.5% compared to $165.7 million for the nine months ended September 29, 2012. Fully diluted earnings per share was $3.38 for the nine months ended September 28, 2013 compared to $3.94 for the nine months ended September 29, 2012 driven by lower net income and higher shares outstanding in 2013. The average number of diluted shares was 45.3 million during the nine months ended September 28, 2013 compared to 42.0 million during the nine months ended September 29, 2012.

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
Cash flow provided by operating activities (“operating cash flow”) was $238.5 million for the nine months ended September 28, 2013, a $37.7 million decrease from the nine months ended September 29, 2012, primarily due to increased working capital requirements in 2013.
Cash flow used in investing activities was $72.4 million for the nine months ended September 28, 2013, a decrease of $90.1 million from the nine months ended September 29, 2012 primarily due to lower acquisitions in 2013. Capital expenditures were $65.4 million in the nine months ended September 28, 2013 compared to $66.1 million in the nine months ended September 29, 2012. Business acquisitions were $6.4 million for the nine months ended September 28, 2013, compared to $103.0 million for the nine months ended September 29, 2012, driven by the 2012 acquisition of Milwaukee Gear Company.
Cash flow used in financing activities for the nine months ended September 28, 2013 was $79.6 million compared to $71.4 million in the nine months ended September 29, 2012, primarily driven by the final $55.0 million repayment of our Term Loan.
Working capital was $1.0 billion at September 28, 2013 and at December 29, 2012.
The following table presents selected financial information and ratios as of September 28, 2013 and December 29, 2012 (in millions):

	September 28,	December 29,
	2013	2012
Cash and Cash Equivalents	$462.7	$375.3
Trade Receivables, Net	481.9	446.0
Inventories, Net	606.1	557.0
Working Capital	997.4	1,006.0
Current Ratio	2.4:1	2.9:1

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
At September 28, 2013, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at September 28, 2013 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0
(1) Interest rates vary as LIBOR varies. At September 28, 2013, the interest rate was 0.9%.

In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby we borrowed an aggregate principal amount of $165.0 million. Prior to 2013, we repaid $110.0 million of the Term Loan. The final $55.0 million payment was made in June 2013 when the loan matured.
We also have a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At September 28, 2013, the Company had no outstanding balance on the Facility and had $23.5 million of standby letters of credit issued under the Facility and $476.5 million of available borrowing capacity.
Based on rates for instruments with comparable maturities, credit risks, and terms, which are classified as Level 2 inputs, the approximate fair value of our debt was $785.5 million and $859.6 million as of September 28, 2013 and December 29, 2012, respectively.
At September 28, 2013, other notes payable of approximately $18.7 million were outstanding with a weighted average interest rate of 2.7%.
The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial debt covenants as of September 28, 2013.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At September 28, 2013, net of interest rate swaps, we had $506.7 million of fixed rate debt and $262.0 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at September 28, 2013 would result in an immaterial change in after-tax annualized earnings.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of September 28, 2013, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(7.6)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(17.4)

As of September 28, 2013, the interest rate swap liabilities of $(7.6) million and $(17.4) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. As of December 29, 2012, the interest rate swap liabilitiy of $(35.4) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contracts net of tax of $(15.5) million and $(21.9) million as of September 28, 2013 and December 29, 2012, respectively, was recorded in AOCI.

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
As of September 28, 2013, derivative currency assets (liabilities) of $7.3 million, $0.9 million, $(3.2) million and $(2.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 29, 2012, derivative currency assets (liabilities) of $6.8 million, $2.3 million, $(4.6) million, and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations, respectively. The unrealized gains on the effective portion of the contracts of $1.7 million net of tax, and $2.7 million net of tax, as of September 28, 2013 and December 29, 2012, was recorded in AOCI. At September 28, 2013, we had $0.2 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, we had $0.1 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 28, 2013 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$219.3	$4.7	$21.9	$(21.9)
Chinese Renminbi	132.7	1.8	13.3	(13.3)
Indian Rupee	38.0	(4.1)	3.8	(3.8)
Thai Baht	5.9	0.3	0.6	(0.6)
Australian Dollar	1.7	0.1	0.2	(0.2)

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
Derivative commodity assets (liabilities) of $3.0 million, $0.1 million, $(4.9) million and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively, at September 28, 2013. Derivative commodity assets (liabilities) of $4.2 million, $0.2 million and $(1.7) were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current), respectively, at December 29, 2012. The unrealized gain (loss) on the effective portion of the contracts of $(1.1) million net of tax and $1.5 million net of tax, as of September 28, 2013 and December 29, 2012, respectively, was recorded in AOCI. At September 28, 2013, we had $(2.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2012, there was $(0.2) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2012 earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 28, 2013 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$130.5	$(1.4)	$13.1	$(13.1)
Aluminum	10.0	(0.5)	1.0	(1.0)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(16.7) million loss at September 28, 2013 includes $(6.6) million of net current deferred losses expected to be realized in the next twelve months.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended September 28, 2013.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
June 30 to August 3	—	$—	—	2,115,900
August 4 to August 31	847	$66.51	—	2,115,900
September 1 to September 28	—	$—	—	2,115,900
	847		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 28, 2013, there were 847 shares acquired in connection with equity incentive plans.
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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: November 5, 2013

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: November 5, 2013