Form 10-K
period 2013-12-28
REGAL BELOIT CORP
filed 2014-02-26
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013
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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer Non-accelerated filer Smaller reporting company
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2013 was approximately $2.9 billion.
On February 19, 2014, the registrant had outstanding 45,087,896 shares of common stock, $.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2014 is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 28, 2013

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

•	unanticipated liabilities of acquired businesses;

•	affect on earnings of any significant impairment of goodwill or intangible assets;

•	cyclical downturns affecting the global market for capital goods;

•	difficulties associated with managing foreign operations; and

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
References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2014 (the “2014 Proxy Statement”) or to information contained in specific sections of the Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 28, 2013 as “fiscal 2013,” the fiscal year ended December 29, 2012 as “fiscal 2012,” and the fiscal year ended December 31, 2011 as “fiscal 2011.”
ITEM 1 -    BUSINESS
Our Company
We are a global manufacturer of electric motors and controls, electric generators and controls, and mechanical motion control products. We have two reporting segments: Electrical and Mechanical. Financial information on our reporting segments for fiscal 2013, fiscal 2012 and fiscal 2011 is contained in Note 6 of Notes to the Consolidated Financial Statements.
Electrical Segment
General
Our Electrical segment designs, manufactures and sells primarily:

•	integral horsepower AC and DC motors for commercial and industrial ("C&I") applications ;

•	fractional, integral and large horsepower motors used in a variety of pump, fans, compressor and electrical machinery applications;

•
fractional and integral horsepower motors, electronic variable speed controls and blowers used in commercial and residential heating, ventilation, air conditioning (“HVAC”) and commercial refrigeration products including furnaces, air conditioners and refrigeration equipment;

•	fractional motors and blowers used in gas fired water heaters and hydronic heating systems;

•	hermetic motors used in residential air conditioning and commercial air conditioning and refrigeration systems;

•	hazardous duty motors for oil, gas and marine applications;

•	custom electronic drives used in paper processing, steel processing, automotive test stands, oil and gas applications, and a variety of other industrial applications;

•	oil and gas artificial lift system pumping equipment typically used in well applications;

•	capacitors for use in HVAC systems, high intensity lighting and other applications;

•	electric generators and controls ranging in size from approximately five kilowatts through four megawatts used in systems to generate backup or primary power;

•	AC and DC variable speed drives and controllers and other accessories for a variety of commercial and industrial applications; and

•	automatic transfer switches and paralleling switchgear to interconnect and control electric power generation equipment.
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
Our power generation business includes electric generators, transfer switches and switchgear, and power generation components and controls. The market for electric power generation components and controls is driven primarily by demand for backup power on the part of end users who want to reduce operating losses due to power disturbances and the increased need for both primary power and emergency power in certain applications. Our generators are used in commercial, industrial, agricultural, marine, military, transportation, construction, data centers and other applications.
In our Electrical segment, we are focused on the design, manufacture and marketing of products that feature energy efficiency technology. Our energy efficient products help the systems they operate consume less energy, providing a significant benefit to our original equipment manufacturer (“OEM”) customers and lowering the system operating costs to end users. In fiscal 2013 we launched 71 new products, 61 in the Electrical segment and 10 in the Mechanical segment. The majority of our new products are energy efficient.
2013 Acquisitions
During 2013, we completed two acquisitions in the Electrical segment

•
On November 19, 2013, we acquired Cemp s.r.l. ("Cemp"), an Italy based electric motor company for $32.0 million, net of cash. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors.

•
On February 8, 2013, we acquired the RAM motor business previously owned by Schneider Electric for $6.0 million. The business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications.

We also purchased additional shares owned by the noncontrolling interest in our joint venture in a South African distribution business for $1.7 million.
Mechanical Segment
Our Mechanical segment manufactures and markets a broad array of mechanical motion control products including:

•	standard and custom worm gearboxes, bevel gearboxes, helical gearboxes, and concentric shaft gearboxes;

•	open gearing;

•	marine transmissions;

•	custom gearing;

•	gear motors;

•	manual valve actuators; and

•	electrical connecting devices.

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
Sales, Marketing and Distribution
We sell our products directly to OEMs, distributors and end-users. We have multiple business units and each unit typically has its own branded product offering and sales organization. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.
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
We derive a significant portion of revenue from our OEM customers. In our HVAC business, our reliance on sales to key OEM customers makes our relationship with each of these customers important to our business, and we expect this customer concentration will continue for the foreseeable future in this portion of our business. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2013, fiscal 2012 or fiscal 2011.
Many of our motors are incorporated into residential applications that OEM's sell to end users. The number of installations of new and replacement HVAC systems, pool pumps and related components is higher during the spring and summer seasons due to the increased use of air conditioning and swimming pools during warmer months. As a result, our revenues tend to be higher in the second and third quarters.
Competition
Electrical Segment
Electric motor manufacturing is a highly competitive global industry in which there is emphasis on quality, reliability, delivery performance, price and energy efficiency. We compete with a growing number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors operate production facilities in many different countries, producing products for both the domestic and export markets.  Electric motor manufacturers from abroad, particularly those located in Europe, Brazil, China, India and elsewhere in Asia, provide increased competition as they expand their market penetration around the world, especially in North America. Additionally, there is a recent trend toward global industry consolidation.

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
Mechanical Segment
We provide various mechanical product applications and compete with a number of different companies depending on the particular product offering. We believe that we are a leading manufacturer of several mechanical products and that we are the leading manufacturer in the United States of worm gear drives. Our major domestic competitors include Boston Gear (a division of Altra Industrial Motion, Inc.), Dodge (a subsidiary of ABB Ltd.), Emerson Power Transmission (a division of Emerson Electric Company) and Winsmith (a division of Peerless-Winsmith, Inc.). Our major foreign competitors include SEW Eurodrive GmbH & Co., Nord, Motovario and Sumitomo Corporation.
Engineering, Research and Development
We believe that innovation is critical to our future growth and success and are committed to investing in new products, technologies and processes that deliver real value to our customers. Our research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to gain additional market share, whether in new or existing segments.
We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 70 non-provisional and eight provisional patent applications in fiscal 2013.
Each of our business units has its own as well as shared product development and design teams that continuously works to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state of the art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors, electric generators, controls and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability and enhanced energy efficiency.
We are continuing to expand our business by developing new, differentiated products in each of our business units. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs.
For fiscal 2013, 2012 and 2011, research and development, which is solely focused on products or processes that are entirely innovative to our Company or to our industry, was $28.3 million, $28.5 million and $21.8 million, respectively. For the same periods, total research and development and other engineering which includes product and process improvements was $84.4 million, $83.9 million and $63.7 million, respectively.
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
Facilities
We have manufacturing, sales and service facilities in the United States, Mexico, China, Europe, India and Australia, as well as a number of other locations throughout the world. Our Electrical segment currently includes 132 manufacturing, service and distribution facilities. The Electrical segment's present operating facilities contain a total of approximately 11.5 million square feet of space of which approximately 34% are leased. Our Mechanical segment currently includes 11 manufacturing, service and distribution facilities, of which 5 are principal manufacturing facilities. The Mechanical segment's present operating facilities contain a total of approximately 1.0 million square feet of space of which approximately 24% are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 54,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.
Backlog
Our business units have historically shipped the majority of their products in the month the order is received. As of December 28, 2013, our backlog was $415.0 million, as compared to $407.5 million on December 29, 2012. We believe that virtually all of our backlog will be shipped in 2014.
Patents, Trademarks and Licenses
We own a number of United States patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business as a whole. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.
Employees
As of the close of business on December 28, 2013, we employed approximately 22,900 employees worldwide. Of those employees, approximately 9,400 were located in Mexico; approximately 5,100 in China; approximately 4,800 in the United States; approximately 1,400 in India; and approximately 2,200 in the rest of the world. We consider our employee relations to be very good.
Executive Officers
The names, ages, and positions of our executive officers as February 14, 2014 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Mark J. Gliebe	53	Chairman and Chief Executive Officer
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

Jonathan J. Schlemmer	48	Chief Operating Officer
Elected Chief Operating Officer in May 2011. Prior thereto served as the Company's Senior Vice President - Asia Pacific from January 2010 to May 2011. Prior thereto, served as the Company's Vice President - Technology from 2005 to January 2010. Before joining the company, worked for GE in its electric motors business in a variety of roles including quality, Six Sigma and engineering.

Charles A. Hinrichs	60	Vice President and Chief Financial Officer
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

Peter C. Underwood	44	Vice President, General Counsel and Secretary
Joined the Company and was elected Vice President, General Counsel and Secretary in September 2010. Prior to joining the Company, Mr. Underwood was a partner with the law firm of Foley & Lardner LLP from 2005 to 2010 and an associate from 1996 to 2005.

Terry R. Colvin	58	Vice President Corporate Human Resources
Joined the Company in September 2006 and was elected Vice President Corporate Human Resources in January 2007. Prior to joining the Company, Mr. Colvin was Vice President of Human Resources for Stereotaxis Corporation from 2005 to 2006.

John M. Avampato	52	Vice President and Chief Information Officer
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
We derive a significant portion of the revenues of our motor businesses from several key OEM customers. Our success will depend on our continued ability to develop and manage relationships with these customers. We expect this customer concentration will continue for the foreseeable future. Our reliance on sales from customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain these key customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our results of operations and financial condition.
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
Over the past several years, as part of our strategic growth plans, we have typically acquired multiple businesses in any given year. Some of those acquisitions have been significant to our overall growth and full realization of the expected benefits and synergies of acquisitions will require integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of acquired businesses, we may not be able to realize the expected benefits and synergies of the acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including:

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
New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain materials used in manufacturing our products.
In August 2012, the SEC adopted a new rule requiring disclosure of whether certain specified minerals known as conflict minerals are used in products manufactured or contracted to be manufactured by public companies. The new rule requires companies to verify and disclose whether or not such minerals originate from the conflict region that includes the Democratic Republic of Congo and adjoining countries. The first disclosure report is due on May 31, 2014, relating to the calendar year of 2013. Since our global supply chain is complex and has multiple layers, the due diligence activities required to determine the source of certain minerals used in our products is time consuming and could result in significant costs, and we may face significant challenges in verifying the origins of the minerals used in our products. If we are unable to sufficiently verify the origin of the minerals used in our products, our reputation could be harmed. In addition, we may not be able to satisfy customers who require that our products be certified as conflict-free, which could place us at a competitive disadvantage. Further, we may determine to cease doing business with certain suppliers in the event those suppliers are not responsive to our diligence inquiries or are determined to be sourcing materials from the conflict region. This could disrupt our supply chain and cause us to divert management’s attention and incur additional costs in establishing alternative suppliers.
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
We own or otherwise have rights in a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years, and we continue to actively pursue patents in connection with new product development and to acquire additional patents and trademarks through the acquisitions of other businesses. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. Our inability to protect this intellectual property generally, or the illegal breach of some or a large group of our intellectual property rights, would have an adverse effect on our business. In addition, there can be no assurance that our intellectual property will not be challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. We have incurred in the past and may incur in the future significant costs associated with defending challenges to our intellectual property or enforcing our intellectual property rights, which could adversely impact our cash flow and results of operations.
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
We increasingly manufacture our products outside the United States, where political, societal or economic instability may present additional risks to our business.
Approximately 18,100 of our approximate 22,900 total employees and 48 of our 73 principal manufacturing and warehouse facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, lack or reliable legal systems, ownership restrictions, the impact of foreign government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We may suffer losses as a result of foreign currency fluctuations.
The net assets, net earnings and cash flows from our foreign subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. Any increase in the value of the U.S. dollar in relation to the value of the local currency, whether by means of market conditions or governmental actions such as currency devaluations, will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our operating costs in foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.
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
Our Electrical segment currently includes 132 manufacturing, service and distribution facilities, of which 66 are principal manufacturing facilities and two are principal warehouse facilities. The Electrical segment's present operating facilities contain a total of approximately 11.5 million square feet of space of which approximately 34% are leased.
The following represents our principal manufacturing and warehouse facilities in the Electrical segment (square footage in millions):

		Square Footage
	Facilities	Total	Owned	Leased
U.S.	20	3.2	1.7	1.5
Mexico	26	2.6	1.2	1.4
China	9	2.2	1.9	0.3
India	3	0.7	0.7	—
Europe	3	0.5	0.2	0.3
Other	7	0.6	0.2	0.4
	68	9.8	5.9	3.9
Our Mechanical segment currently includes 11 manufacturing, service and distribution facilities of which 5 are principal manufacturing facilities . The Mechanical segment's present operating facilities contain a total of approximately 1.1 million square feet of space of which approximately 24% are leased. Our principal manufacturing facilities in the Mechanical segment are primarily located in the U.S.
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

PART II

ITEM 5 -	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from January 1, 2012 through December 28, 2013.

	2013 Price Range			2012 Price Range
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$84.67	$70.47	$0.19	$70.99	$51.07	$0.18
2nd	80.08	62.35	0.20	69.22	56.20	0.19
3rd	71.10	63.66	0.20	75.60	61.00	0.19
4th	75.64	67.93	0.20	71.34	63.68	0.19
We have paid 214 consecutive quarterly dividends through January 2014. The number of registered holders of common stock as of February 14, 2014 was 456.
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 28, 2013.

			Maximum
	Total		Number of
	Number of	Average	Shares that May be
	Shares	Price Paid	Purchased Under the
2013 Fiscal Month	Purchased	per Share	Plans or Programs
September 29 to November 2	—	$—	2,115,900

November 3 to November 30	1,757	73.56	3,000,000

December 1 to December 28	685	73.50	3,000,000
Total	2,442
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
In November 2013, our Board of Directors reapproved repurchase programs of up to 3,000,000 shares of common stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components

and Equipment Index, for the period December 28, 2008 through December 28, 2013. In each case, the graph assumes the investment of $100.00 on December 28, 2008.

INDEXED RETURNS
	Years Ending
Company / Index	2009	2010	2011	2012	2013
Regal Beloit Corporation	$155.29	$201.84	$156.04	$212.75	$230.47
S&P MidCap 400 Index	143.62	181.88	178.72	207.35	279.94
S&P 400 Electrical Components & Equipment	137.68	199.13	198.87	264.09	351.40
ITEM 6 -    Selected Financial Data
The selected statements of income data for fiscal 2013, 2012 and 2011, and the selected balance sheet data at December 28, 2013 and December 29, 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2010 and 2009 and the selected balance sheet data at December 31, 2011, January 1, 2011 and January 2, 2010 are derived from audited consolidated financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2013	2012	2011	2010	2009
		(In Millions, Except Per Share Data)
Net Sales	$3,095.7	$3,166.9	$2,808.3	$2,238.0	$1,826.3
Cost of Sales	2,312.5	2,395.9	2,142.3	1,688.6	1,402.1
Gross Profit	783.2	771.0	666.0	549.4	424.2
Operating Expenses	494.2	458.2	410.3	311.6	264.7
Asset Impairments and Other, Net	81.0	—	—	—	—
Total Operating Expenses	575.2	458.2	410.3	311.6	264.7
Income from Operations	208.0	312.8	255.7	237.7	159.5
Net Income	126.0	200.3	158.0	154.7	98.7
Net Income Attributable to Regal Beloit Corporation	120.0	195.6	152.3	149.4	95.0
Total Assets	3,643.5	3,569.1	3,266.5	2,449.1	2,112.2
Total Debt	767.4	818.5	919.2	436.9	476.5
Long-term Debt	609.0	754.7	909.2	428.3	468.1
Regal Beloit Shareholders' Equity	2,056.2	1,953.4	1,535.9	1,362.0	1,167.8
Per Share Data:
Earnings - Basic	$2.66	$4.68	$3.84	$3.91	$2.76
Earnings - Assuming Dilution	2.64	4.64	3.79	3.84	2.63
Cash Dividends Declared	0.79	0.75	0.71	0.67	0.64
Shareholders' Equity	46.72	46.73	38.70	35.62	33.85
Weighted Average Shares Outstanding (in millions):
Basic	45.0	41.8	39.7	38.2	34.5
Assuming Dilution	45.4	42.1	40.1	38.9	36.1

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions included EPC (August 2011).
In the fourth quarter of 2013, a non-cash impairment charge related to certain reporting units reduced Income from Operations by $81.0 million and Net Income Attributable to Regal Beloit Corporation by $74.7 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 28, 2013 as “fiscal 2013,” the fiscal year ended December 29, 2012 as “fiscal 2012,” the fiscal year ended December 31, 2011 as “fiscal 2011.” Fiscal 2013, fiscal 2012 and fiscal 2011 all had 52 weeks.
Over the past several years, as part of our strategic growth plans, we have typically acquired multiple businesses in any given fiscal year. When we refer to the financial impact of the “recently acquired businesses,” we are referring to the results of operations of acquired businesses prior to the first anniversary of their acquisition.
Overview
General
Regal Beloit Corporation (“we,” “us,” “our” or the “Company”) is a global manufacturer of electric motors and controls, electric generators and controls, variable speed drives and controllers, and mechanical motion control products. The Company, including its subsidiaries, employs approximately 22,900 people in its manufacturing, sales, and service facilities and corporate offices throughout the United States, Canada, Mexico, Europe and Asia. In 2013, we reported annual global sales of $3.1 billion compared to $3.2 billion in 2012.
We have two reporting segments, Electrical and Mechanical. Our electrical products primarily include HVAC motors, AC and DC commercial and industrial electric motors, electric generators and controls, high-performance drives and controls, and capacitors. Our mechanical products primarily include gears and gearboxes, marine transmissions, manual valve actuators, and electrical connectivity devices.
Components of Profit and Loss
Net Sales. We sell our electrical and mechanical products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to original equipment manufacturers (“OEMs”) who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales derive from direct sales, but a significant portion derives from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenues varying from division to division.
Our level of net sales for any given period is dependent upon a number of factors, including: (i) the demand for our products; (ii) the strength of the economy generally and the end markets in which we compete; (iii) our customers’ perceptions of our product quality at any given time; (iv) our ability to timely meet customer demands; (v) the selling price of our products; and (vi) the weather. As a result, our total revenue has tended to experience quarterly variations and our total revenue for any particular quarter may not be indicative of future results.
Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things: (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; and (v) shipping and handling. The majority of our cost of sales consists of raw materials. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate this through fixed-price agreements with suppliers and our hedging strategies. We are currently reducing the number of our suppliers we use in order to leverage the better prices and terms that can be obtained with higher volume orders. A large amount of our suppliers are in North America. As we expand production and our geographic footprint, we expect it may be advantageous to increase our use of foreign suppliers. When we experience commodity price increases, we have tended to announce price increases to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term contracts, we tend to include material price formulas that specify quarterly price adjustments based on a variety of factors, including commodity prices.
Outside of general economic cyclicality, our different business units experience different levels of variation in gross margin from quarter to quarter based on factors specific to each division. For example, a portion of our residential HVAC business manufactures products used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our C&I group has a broad customer base and a variety of applications, thereby mitigating large quarter-to-quarter fluctuations outside of general economic conditions.
Operating Expenses. Our operating expenses consist primarily of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) general engineering and research and development expenses. Personnel related costs are our largest operating expense.

Our general and administrative expenses consist primarily of costs for: (i) salaries, benefits and other personnel expenses related to our executive, finance, human resource, information technology, legal and operations functions; (ii) occupancy expenses; (iii) technology related costs and (iv) depreciation and amortization; and (v) corporate-related travel. The majority of our general and administrative costs are for salaries and related personnel expenses. These costs can vary by division given the location of our different manufacturing operations.
Our sales and marketing expenses consist primarily of costs for: (i) salaries, benefits and other personnel expenses related to our sales and marketing function; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; and (iv) other related overhead. However, as we continue to introduce new products in the future, we are considering devoting additional resources to marketing programs for the purpose of publicizing these products.
Our general engineering and research and development expenses consist primarily of costs for: (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to gain additional market share, whether in new or existing applications. While these costs make up an insignificant portion of our operating expenses in the Mechanical segment, they are more substantial in our Electrical segment. In particular, a large driver of our research and development efforts in the Electrical segment is energy efficiency, which generally means using less power to produce more mechanical power.
For fiscal 2013, our total operating expenses also included an $81.0 million charge related to goodwill and intangible asset impairments and other related items.
Outlook
As the U.S. housing market recovers, there is improving demand for residential HVAC products. However, we continue to see increasing competition primarily on the basis of price and we continue to see residential consumer preferences for standard products as opposed to energy-efficient products. In addition, customers periodically change suppliers to achieve cost savings, technology advantages, supplier diversity or for other reasons and the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products. As we previously disclosed, we anticipate these factors will combine to negatively impact our residential HVAC revenue by up to $20 million over the next two quarters. However, revenue gains from other customers, new product sales or mix changes may offset some or all of the anticipated declines. For the first quarter, we also anticipate year over year growth in our C&I, China and global power generation businesses and continued weakness in our India and Australia businesses.
We expect our gross margins to be challenged over the next two quarters by a variety of circumstances including (i) a gap between our product pricing and commodity input costs; (ii) operational inefficiencies associated with various previously announced plant relocations; and (iii) revenue contribution from recent acquisitions without corresponding margin due to required purchase accounting adjustments.
Results of Operations

Net Sales
	Fiscal	Fiscal	Fiscal
	2013	2012	2011
	(Dollars in Millions)
Net Sales	$3,095.7	$3,166.9	$2,808.3
Sales growth rate	(2.2)%	12.8%	25.5%
Net Sales by Segment:
Electrical segment	$2,836.7	$2,870.2	$2,533.3
Sales growth rate	(1.2)%	13.3%	26.5%
Mechanical segment	$259.0	$296.7	$275.0
Sales growth rate	(12.7)%	7.9%	16.5%
Fiscal 2013 Compared to Fiscal 2012
Net sales for fiscal 2013 were $3.1 billion, a 2.2% decrease compared to fiscal 2012 net sales of $3.2 billion. Net sales for fiscal 2013 included $30.7 million of incremental net sales related to the recently acquired businesses (see Note 4 of Notes to the Consolidated Financial Statements). Excluding the acquired businesses, net sales for fiscal 2013 decreased 3.2% and reflected (i) a decrease of approximately 0.7% primarily related to contractually required price adjustments resulting from decreased commodity input costs, (ii) a decrease of approximately 1.6% related to volume and mix changes, and (iii) a decrease of approximately 0.9% from foreign currency translation.

In the Electrical segment, net sales for fiscal 2013 were $2.8 billion, a 1.2% decrease compared to fiscal 2012 net sales of $2.9 billion.  Fiscal 2013 net sales for the Electrical segment included $27.3 million of incremental net sales related to the recently acquired businesses. Excluding the acquired businesses, fiscal 2013 Electrical segment net sales declined 2.1% driven primarily by (i) previously disclosed lower sales volumes to certain OEM customers in our North American HVAC business, (ii) weaker demand in our North American C&I market and (iii) weaker demand in Australia, India and Europe.
In the Mechanical segment, net sales for fiscal 2013 were $259.0 million, a 12.7% decrease compared to fiscal 2012 net sales of $296.7 million. Fiscal 2013 Mechanical segment net sales included $3.4 million from the recently acquired business. Excluding the acquired business, fiscal 2013 Mechanical segment net sales in North America decreased by 8.9% driven by weakness in the hydraulic fracturing equipment segment of the oil and gas industry.
Net sales of high efficiency products in fiscal 2013 represented 20.6% of total net sales in fiscal 2013 compared to 20.3% of total net sales in fiscal 2012.
In fiscal 2013, sales outside of the United States decreased 1.8% compared to fiscal 2012 and represented 34.1% of total net sales for fiscal 2013 compared to 32.8% of total net sales for fiscal 2012. For fiscal 2013, foreign currency exchange rates negatively impacted international sales by 2.7%.
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

Gross Profit
	Fiscal	Fiscal	Fiscal
	2013	2012	2011
	(Dollars in Millions)
Gross Profit	$783.2	$771.0	$666.0
Gross profit percentage	25.3%	24.3%	23.7%

Gross Profit by Segment:
Electrical segment	$714.4	$691.7	$590.9
Gross profit percentage	25.2%	24.1%	23.3%
Mechanical segment	$68.8	$79.3	$75.1
Gross profit percentage	26.6%	26.7%	27.3%

Fiscal 2013 Compared to Fiscal 2012
The gross profit margin for fiscal 2013 was 25.3% compared to 24.3% for fiscal 2012.
The gross profit margin for the Electrical segment was 25.2% for fiscal 2013 compared to 24.1% for fiscal 2012. For fiscal 2013, the Electrical segment gross profit included (i) $5.4 million of restructuring charges, (ii) a $3.6 million charge due to the Venezuelan currency devaluation, (iii) $0.8 of purchase accounting adjustments and (iv) a LIFO benefit of $2.3 million. Fiscal 2012 Electrical segment gross profit included $6.9 million of restructuring charges.
The gross profit margin for the Mechanical segment was 26.6% for fiscal 2013 compared to 26.7% for fiscal 2012. Fiscal 2013

Mechanical segment gross profit included $0.5 million LIFO expense. For the Mechanical segment, fiscal 2012 included $0.7 million of purchase accounting adjustments from the acquired business.
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

Operating Expenses
	Fiscal	Fiscal	Fiscal
	2013	2012	2011
	(Dollars in Millions)
Operating Expenses	$494.2	$458.2	$410.3
As a percentage of net sales	16.0%	14.5%	14.6%
Operating Expenses by Segment:
Electrical segment	$456.9	$418.0	$368.4
As a percentage of net sales	16.1%	14.6%	14.5%
Mechanical segment	$37.3	$40.2	$41.9
As a percentage of net sales	14.4%	13.5%	15.2%

Fiscal 2013 Compared to Fiscal 2012
Operating expenses were $494.2 million, or 16.0% of net sales, for fiscal 2013 compared to $458.2 million, or 14.5% of net sales, for fiscal 2012. Operating expenses for the Electrical segment were $456.9 million, or 16.1% of Electrical segment net sales, for fiscal 2013 compared to $418.0 million, or 14.6% of Electrical segment net sales, for fiscal 2012. Operating expenses for the Mechanical segment were $37.3 million, or 14.4% of Mechanical segment net sales, for fiscal 2013 compared to $40.2 million, or 13.5% of Mechanical segment net sales, for fiscal 2012.
Fiscal 2013 Electrical segment operating expenses included (i) $3.9 million of transaction related costs, (ii) $1.8 million incremental expenses from the acquired businesses (iii) $0.8 of restructuring costs, (iv) higher compensation and benefit costs, and (v) higher IT expenses. Fiscal 2012 Electrical segment operating expenses included $2.7 million of restructuring expenses and $1.3 million gain from the sale of surplus real estate.
Fiscal 2013 Mechanical segment operating expenses included $0.3 million incremental operating expenses from the acquired business. Fiscal 2012 Mechanical segment operating expenses included a $1.3 million gain from the sale of surplus real estate.
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

Asset Impairments and Other, Net
In 2013, a non-cash impairment charge was recorded as detailed below (in millions):

	Electrical Group	Mechanical Group	Total
Goodwill Impairment	$64.2	$12.1	$76.3
Impairment of Technology Intangible Assets	16.2	—	16.2
Impairment of Customer Relationships Intangible Assets	0.8	—	0.8
Less: Gain from Adjustment to the Fair Value of Contingent Consideration Liability	12.3	—	12.3
Asset Impairments and Other, Net	$68.9	$12.1	$81.0

The impairment was recorded in the fourth quarter of 2013. (See also Note 5 of Notes to the Consolidated Financial Statements.)

Fiscal 2013 total Operating Expenses, consisting of Operating Expenses and Asset Impairments and Other, Net were $575.2 million. There were no impairment charges recorded in fiscal 2012 or fiscal 2011.

Income from Operations
	Fiscal	Fiscal	Fiscal
	2013	2012	2011
	(Dollars in Millions)
Income from Operations	$208.0	$312.8	$255.7
As a percentage of net sales	6.7%	9.9%	9.1%
Income from Operations by Segment
Electrical segment	$188.6	$273.7	$222.6
As a percentage of net sales	6.6%	9.5%	8.8%
Mechanical segment	$19.4	$39.1	$33.1
As a percentage of net sales	7.5%	13.2%	12.1%
Fiscal 2013 Compared to Fiscal 2012
Income from operations was $208.0 million, or 6.7% of net sales, for fiscal 2013 compared to $312.8 million, or 9.9% of net sales, for fiscal 2012. Fiscal 2013 income from operations included $81.0 million expense for goodwill and intangible asset impairments and other items of which $68.9 million is attributable to the Electrical segment and $12.1 million is attributable to the Mechanical segment. Income from operations for the Electrical segment was $188.6 million, or 6.6% of Electrical segment net sales, for fiscal 2013 compared to $273.7 million, or 9.5% of Electrical segment net sales, for fiscal 2012. Income from operations for the Mechanical segment was $19.4 million, or 7.5% of Mechanical segment net sales, for fiscal 2013 compared to $39.1 million, or 13.2% of Mechanical segment net sales, for fiscal 2012.
The decrease in income from operations as a percentage of net sales for fiscal 2013 was primarily due to the Asset Impairments and Other, Net item and other items discussed above under “Gross Profit” and “Operating Expenses.”
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

Interest Expense, Net
	Fiscal	Fiscal	Fiscal
	2013	2012	2011
	(Dollars in Millions)
Interest Expense, Net	$37.5	$42.9	$29.4
Weighted average interest rate	5.1%	4.9%	4.5%
Fiscal 2013 Compared to Fiscal 2012
Net interest expense for fiscal 2013 was $37.5 million compared to $42.9 million for fiscal 2012. Fiscal 2013 interest expense was $5.4 million lower than 2012 as a result of higher interest income on larger cash balances and lower average borrowings in 2013.
Fiscal 2012 Compared to Fiscal 2011
Net interest expense for fiscal 2012 was $42.9 million compared to $29.4 million for fiscal 2011. Fiscal 2012 interest expense was $13.5 million greater than 2011 as a result of the full year effect of the additional borrowings to fund the 2011 EPC acquisition (see also Note 4 of Notes to the Consolidated Financial Statements).

Provision for Income Taxes
	Fiscal	Fiscal	Fiscal
	2013	2012	2011
	(Dollars in Millions)
Income Taxes	$44.5	$69.6	$68.3
Effective Tax Rate	26.1%	25.8%	30.2%
Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013 the effective tax rate was 26.1% compared to 25.8% for fiscal 2012. The lower effective tax rate, as compared to the 35.0% statutory Federal income tax rate, primarily resulted from the global mix of earnings, research and development credits, the beneficial adjustment to the Mexican deferred tax assets due to the 2014 Mexican tax rate change and the non-deductible impact of the goodwill impairment (see also Note 10 of Notes to the Consolidated Financial Statements).

Fiscal 2012 Compared to Fiscal 2011
For fiscal 2012 the effective tax rate was 25.8%. The lower effective tax rate, as compared to the 35.0% statutory Federal income tax rate, primarily resulted from the completion of the tax integration of the EPC acquisition (see also Note 10 of Notes to the Consolidated Financial Statements).

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Fiscal	Fiscal	Fiscal
	2013	2012	2011

Net Income Attributable to Regal Beloit Corporation (in millions)	$120.0	$195.6	$152.3
Fully Diluted Earnings Per Share	$2.64	$4.64	$3.79
Average Number of Diluted Shares (in millions)	45.4	42.1	40.1

Fiscal 2013 Compared to Fiscal 2012
Net Income Attributable to Regal Beloit Corporation for fiscal 2013 was $120.0 million, a decrease of 38.7% compared to $195.6 million for fiscal 2012. The decrease was primarily due to the Asset Impairment and Other, Net item of $81.0 million (net $74.7 million, after tax). Fully diluted earnings per share were $2.64 for fiscal 2013 compared to $4.64 for fiscal 2012. The average number of diluted shares was 45.4 million during fiscal 2013 compared to 42.1 million during fiscal 2012.

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
Liquidity and Capital Resources
General
Our principal source of liquidity is cash flow provided by operating activities (“operating cash flow”). In addition to operating income, other significant factors affecting our operating cash flow include working capital levels, capital expenditures, dividends, acquisitions, availability of debt financing, and the ability to attract long-term capital at acceptable terms.
Cash flow provided by operating activities (“operating cash flow”) was $305.0 million for fiscal 2013, a $46.7 million decrease from fiscal 2012. The decrease is primarily the result of the higher investment in net working capital in 2013 as compared to 2012.
Operating cash flow was $351.7 million for fiscal 2012, an $86.4 million increase from fiscal 2011. The increase resulted from higher sales volume in fiscal 2012 driven by the full year effect of the 2011 EPC acquisition on 2012 fiscal operating results. Net income was $42.3 million higher for fiscal 2012 compared to fiscal 2011. In addition, depreciation and amortization were $27.8 million higher in fiscal 2012 as compared to fiscal 2011.
Cash flow used in investing activities was $125.4 million for fiscal 2013, compared to $197.6 million used in fiscal 2012. The $72.2 million decrease was primarily due to fewer acquisitions. Business acquisitions were $38.4 million in fiscal 2013 compared to $110.4 million in fiscal 2012. Capital expenditures were $82.7 million in fiscal 2013 compared to $91.0 million in fiscal 2012.
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
Our commitments for property, plant and equipment as of December 28, 2013 were approximately $18.8 million. In fiscal 2014, we anticipate capital spending to be $80.0 to $85.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in 2014. We anticipate funding 2014 capital spending with operating cash flows.
Cash flow used in financing activities was $90.9 million for fiscal 2013, compared to cash flow provided of $77.1 million for fiscal 2012. Fiscal 2013 financing cash flows was driven by repayments of debt of $55.9 million. Fiscal 2012 financing cash flow was driven by $202.9 million of proceeds from the sale of common stock and repayments of long-term debt of $90.3 million. We paid $35.1 million in dividends to shareholders in 2013.
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
Our working capital was $1.0 billion at December 28, 2013 and at December 29, 2012. At December 28, 2013, our current ratio (which is the ratio of our current assets to current liabilities) was 2.5:1 compared to 2.9:1 at December 29, 2012. Our current ratio decreased partially due to the transfer of $150.0 million of debt from long-term to current in 2013.
The following table presents selected financial information and statistics as of December 28, 2013 and December 29, 2012 (in millions):

	December 28,	December 29,
	2013	2012
Cash and Cash Equivalents	$466.0	$375.3
Trade Receivables, Net	463.8	446.0
Inventories, Net	618.7	557.0
Working Capital	1,025.0	1,006.0
Current Ratio	2.5:1	2.9:1

At December 28, 2013, our Cash and Cash Equivalents totaled $466.0 million. At December 28, 2013, $261.8 million of our cash is held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes.

There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.
At December 28, 2013, we had $750.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes issued in 2011 (the “2011 Notes”) in a private placement, which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates, and (ii) $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). In August 2014 $150.0 million of the 2007 Notes will mature. We anticipate repaying these Notes at maturity with a combination with existing cash and borrowings under our revolving credit facility.

Details on the Notes at December 28, 2013 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At December 28, 2013, the interest rate was between 0.8% and 0.9%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Consolidated Financial Statements).
In 2008, we entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby we borrowed an aggregate principal amount of $165.0 million. Prior to 2013, we repaid $110.0 million of the Term Loan. The final $55.0 million payment was made in June 2013 when the loan matured.
We also have a $500.0 million revolving credit facility (the "Facility") that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At December 28, 2013 and December 29, 2012, there was no borrowing outstanding on the Facility. The average balance in direct borrowings under the Facility was $0.6 million and $30.6 million in 2013 and 2012, respectively. The average interest rate paid under the Facility was 1.4% in 2013 and 1.6% in 2012. At December 28, 2013, we had approximately $23.6 million in standby letters of credit issued under the Facility and $476.4 million in available borrowings under the Facility.
At December 28, 2013, additional notes payable of approximately $17.4 million were outstanding with a weighted average interest rate of 2.7%. At December 29, 2012, additional notes payable of approximately $13.5 million were outstanding with a weighted average interest rate of 2.4%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of our total debt was $779.6 million and $859.6 million as of December 28, 2013 and December 29, 2012, respectively.
The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of December 28, 2013. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
The primary financial covenants on our Notes and the Facility include ratios of debt to EBITDA (as defined in each agreement) and minimum interest coverage ratios of EBITDA to interest expense. The debt to EBITDA covenant ratio requires us to be less than 3.75:1. The minimum interest coverage ratio requires us to be greater than 3.0:1for the Facility and greater than 2.5:1 for the Notes.
We are exposed to interest rate risk on certain short-term and long-term debt obligations used to finance our operations and acquisitions. At December 28, 2013, excluding the related interest rate swaps, we had $506.6 million of fixed rate debt and $260.8 million of variable rate debt. The variable rate debt is primarily under our 2007 Notes and Term Loan with interest rates based on a margin above LIBOR. As a result, interest rate changes impact future earnings and cash flow assuming other factors are constant. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 28, 2013, would result in an immaterial change in after-tax annualized earnings.
Predominately all of our expenses are paid in cash, often with payment term provisions that include early payment discounts and time elements. We believe that our ability to generate positive cash flow coupled with our available revolving credit balance will be sufficient to fund our operations for the foreseeable future. We focus on optimizing our investment in working capital through improved and enforced payment terms and operational efficiencies. Additionally, we believe that our capital expenditures for maintenance of equipment and facilities will be consistent with prior levels and not present a funding challenge.
We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
The following is a summary of our contractual obligations and payments due by period as of December 28, 2013 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$184.2	$28.2	$7.9	$150.4	$370.7
1 - 3 years	53.2	30.8	4.4	—	88.4
3 - 5 years	247.7	14.5	4.5	—	266.7
More than 5 years	472.2	10.5	11.7	—	494.4
Total	$957.3	$84.0	$28.5	$150.4	$1,220.2
(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities, currency and interest rate swap agreements. Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after 2013 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 28, 2013.
(2) Variable rate debt based on December 28, 2013 rates.
We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”
At December 28, 2013, we had outstanding standby letters of credit totaling approximately $23.6 million. We had no other material commercial commitments.
We did not have any material variable interest entities as of December 28, 2013 and December 29, 2012. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.

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
Goodwill
We evaluate the carrying amount of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. When applying the accounting guidance, we use estimates to determine when it might be necessary to take an impairment charge. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. We perform our required annual goodwill impairment test as of the end of the October fiscal month.
We use a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, we apply performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to our reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.
The calculated fair values for our 2013 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. Our three highest reporting units comprise approximately 72% of consolidated goodwill and had a combined estimated fair value 40% higher than carrying value. There were certain reporting units (representing 8.7% of goodwill before impairment) where the calculated fair values were less than the carrying values. The Electrical segment impacted units experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced expected cash flow from weak economic conditions in regions such as Australia, India and Europe. Another reporting unit had reduced future cash flows from a slower than expected adoption of switched reluctance motor technology. In the Mechanical segment, a reporting unit's expected cash flows were reduced by weak sales for the hydraulic fracturing market within the oil and gas industry. The total goodwill impairment charge related to these reporting units was $76.3 million. Three of the affected reporting units representing a majority of the goodwill impairment charge were disclosed in our 2012 Form 10-K as reporting units with an estimated fair value less than 10% over carrying value. All other reporting units had an estimated fair value that was at least 15% greater than carrying value.
We aggregate our business units by segment for reporting purposes and the majority of our goodwill is within our Electrical segment (see also Note 5 of Notes to the Consolidated Financial Statements).
Intangible Assets
We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. When applying the accounting guidance we use estimates to determine when an impairment is necessary. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends (see also Note 5 of Notes to the Consolidated Financial Statements). For definite-lived intangible assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability.
During 2013, indicators related to the future expected cash flows of certain reporting units triggered a detailed undiscounted cash flow test. As a result, in-process research and development technology intangible assets totaling $16.2 million, related to switched reluctance technology, and $0.8 million of customer intangible assets related to our European motor distribution business were impaired.
We do not have any indefinite lived intangible assets.

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
The fair value of derivatives is recorded on the consolidated balance sheet and the value is determined based on Level 2 inputs (see also Note 4 of Notes to the Consolidated Financial Statements).
Retirement Plans
Most of our domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The defined benefit pension plans covering a majority of our domestic employees have been closed to new employees and frozen for existing employees. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.
Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In December 2013, Mexico made significant changes to its tax laws effective January 2014 including an increase in the Mexican tax rate to 30%. Because the deferred taxes related to Mexico will be recognized at a time with a higher tax rate, additional deferred tax assets have been recorded in 2013 which has favorably affected the effective tax rate by 2.6%.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $107.3 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $484.1 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At December 28, 2013, excluding the impact of interest rate swaps, we had $506.6 million of fixed rate debt and $260.8 million of variable rate debt. At December 29, 2012, excluding the impact of interest rate swaps, we had $502.2 million of fixed rate debt and $316.3 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 28, 2013, would result in an immaterial change in after-tax annualized earnings. We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.
Details regarding the instruments, as of December 28, 2013, are as follows (in millions):

	Notional		Rate	Rate	Fair Value
Instrument	Amount	Maturity	Paid	Received	(Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(5.7)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(16.1)
As of December 28, 2013, the interest rate swap liabilities of $(5.7) million and $(16.1) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. As of December 29, 2012, the interest rate swap liability of $(35.4) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contracts net of tax of $(13.5) million and $(21.9) million as of December 28, 2013 and December 29, 2012, respectively, was recorded in AOCI.
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
As of December 28, 2013, derivative currency assets (liabilities) of $8.4 million, $0.7 million, $(3.1) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 29, 2012, derivative currency assets (liabilities) of $6.8 million, $2.3 million, $(4.6) million, and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations, respectively. The unrealized gains on the effective portion of the contracts of $3.4 million net of tax, and $2.7 million net of tax, as of December 28, 2013 and December 29, 2012, was recorded in AOCI. At December 28, 2013, we had $0.8 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding currency forward and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 28, 2013 (dollars in millions):

			Foreign Exchange Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	203.0	$5.9	$20.3	$(20.3)
Chinese Renminbi	142.3	2.1	14.2	(14.2)
Indian Rupee	36.8	(2.7)	3.7	(3.7)
Euro	11.4	(0.1)	1.1	(1.1)
Thai Baht	4.1	—	0.4	(0.4)
Australian Dollar	1.5	0.1	0.2	(0.2)
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
Derivative commodity assets (liabilities) of $4.7 million and $(2.5) million are recorded in Prepaid Expenses and Hedging Obligations (current), respectively, at December 28, 2013. Derivative commodity assets (liabilities) of $4.2 million, $0.2 million, and $(1.7) are recorded in Prepaid Expenses, Other Noncurrent Assets and Hedging Obligations (current), respectively, at December 29, 2012. The unrealized (loss) gain on the effective portion of the contracts of $1.3 million net of tax and $1.5 million net of tax, as of December 28, 2013 and December 29, 2012, respectively, was recorded in AOCI. At December 28, 2013, we had an additional $(1.5) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 28, 2013 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$114.5	2.6	$11.5	$(11.5)
Aluminum	9.7	(0.4)	1.0	(1.0)

It is important to note that gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance related to hedging activities of $(9.5) million loss at December 28, 2013 includes $(2.1) million of net current deferred losses expected to be realized in the next twelve months.
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

ITEM 8 - Financial Statements and Supplementary Data

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Net Sales	$778.2	$807.9	$822.0	$863.9	$768.2	$779.5	$727.2	$715.6
Gross Profit	199.5	197.6	209.2	220.1	196.5	192.6	178.0	160.7
Income (Loss) from Operations (1)	75.9	79.1	81.1	103.3	78.8	83.3	(27.8)	47.1
Net Income (Loss)	50.7	49.9	53.6	64.3	54.5	55.2	(32.8)	30.9
Net Income (Loss) Attributable to Regal Beloit Corporation (1)	49.5	48.7	51.1	62.7	52.6	54.3	(33.2)	29.9
Earnings (Loss) Per Share Attributable to Regal Beloit Corporation (2):
Basic	$1.10	$1.17	$1.14	$1.50	$1.17	$1.30	$(0.74)	$0.71
Assuming Dilution	1.09	1.16	1.13	1.49	1.16	1.29	(0.74)	0.70
Weighted Average Number
of Shares Outstanding:
Basic	45.0	41.6	45.0	41.7	45.1	41.7	45.1	42.2
Assuming Dilution	45.3	42.0	45.3	42.0	45.4	42.0	45.1	42.5
Net Sales
Electrical	$711.0	$731.4	$753.3	$783.6	$707.5	$708.3	$664.9	$646.9
Mechanical	67.2	76.5	68.7	80.3	60.7	71.2	62.3	68.7
Income (Loss) from Operations
Electrical	67.3	69.4	72.7	91.5	71.1	73.2	(22.5)	39.6
Mechanical	8.6	9.7	8.4	11.8	7.7	10.1	(5.3)	7.5

(1)Included in the fourth quarter 2013 results were goodwill and intangible asset impairments and other, net of $81.0 million, ($74.7 million after tax).
(2) Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the results of its evaluation, the Company's management concluded that, as of December 28, 2013, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 28, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Regal Beloit Corporation
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2014

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net Sales	$3,095.7	$3,166.9	$2,808.3
Cost of Sales	2,312.5	2,395.9	2,142.3
Gross Profit	783.2	771.0	666.0
Operating Expenses	494.2	458.2	410.3
Asset Impairments and Other, Net	81.0	—	—
Total Operating Expenses	575.2	458.2	410.3
Income from Operations	208.0	312.8	255.7
Interest Expense	42.4	44.5	31.1
Interest Income	4.9	1.6	1.7
Income before Taxes	170.5	269.9	226.3
Provision for Income Taxes	44.5	69.6	68.3
Net Income	126.0	200.3	158
Less: Net Income Attributable to Noncontrolling Interests	6.0	4.7	5.7
Net Income Attributable to Regal Beloit Corporation	$120.0	$195.6	$152.3
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$2.66	$4.68	$3.84
Assuming Dilution	$2.64	$4.64	$3.79
Weighted Average Number of Shares Outstanding:
Basic	45.0	41.8	39.7
Assuming Dilution	45.4	42.1	40.1

See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 28, 2013		December 29, 2012		December 31, 2011
Net Income		$126.0		$200.3		$158.0
Other Comprehensive Income (Loss) Net of Tax:
Foreign currency translation adjustments		(22.2)		14.7		(43.6)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(0.7) million in 2013, $10.1 million in 2012 and $(27.4) million in 2011	(1.1)		16.6		(44.7)
Reclassification of Losses (Gains) Included in Net Income, Net of Tax Effects of $5.5 million in 2013, $10.3 million in 2012, and $(5.3) million in 2011	9.0	7.9	16.8	33.4	(8.9)	(53.6)
Defined Benefit Pension Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $9.7 million in 2013, $(6.1) million in 2012 and $(4.7) million in 2011	16.0		(9.9)		(7.7)
Realized Curtailment Gain in 2011, Net of Tax Effect of $(0.6) million	—		—		(1.1)
Amortization of Prior Service Cost and Unrecognized Loss (Gain) Included in Net Periodic Pension Cost, Net of Tax Effects of $1.7 million in 2013, $1.4 million in 2012 and $1.3 million in 2011	2.6	18.6	2.4	(7.5)	2.1	(6.7)
Other Comprehensive Income (Loss)		4.3		40.6		(103.9)
Comprehensive Income		130.3		240.9		54.1
Less: Comprehensive Income Attributable to Noncontrolling Interest		5.9		5.4		5.3
Comprehensive Income Attributable to Regal Beloit Corporation		$124.4		$235.5		$48.8
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$466.0	$375.3
Trade Receivables, less Allowances of $11.5 million in 2013 and $10.2 million in 2012	463.8	446.0
Inventories	618.7	557.0
Prepaid Expenses and Other Current Assets	130.6	112.9
Deferred Income Tax Benefits	46.8	48.7
Total Current Assets	1,725.9	1,539.9
Net Property, Plant and Equipment	573.4	573.1
Goodwill	1,081.9	1,151.0
Intangible Assets, Net of Amortization	244.2	293.2
Other Noncurrent Assets	18.1	11.9
Total Assets	$3,643.5	$3,569.1

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$304.6	$251.8
Dividends Payable	9.0	8.5
Hedging Obligations	11.3	6.3
Accrued Compensation and Employee Benefits	85.6	80.0
Other Accrued Expenses	132.0	123.5
Current Maturities of Debt	158.4	63.8
Total Current Liabilities	700.9	533.9
Long-Term Debt	609.0	754.7
Deferred Income Taxes	140.3	132.0
Hedging Obligations	16.8	35.7
Pension and Other Post Retirement Benefits	39.7	69.2
Other Noncurrent Liabilities	34.4	47.1
Commitments and Contingencies (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 45.1 million and 44.9 million shares issued and outstanding at 2013 and 2012, respectively	0.5	0.4
Additional Paid-In Capital	916.1	903.3
Retained Earnings	1,199.4	1,115.0
Accumulated Other Comprehensive Loss	(59.8)	(65.3)
Total Regal Beloit Corporation Shareholders' Equity	2,056.2	1,953.4
Noncontrolling Interests	46.2	43.1
Total Equity	2,102.4	1,996.5
Total Liabilities and Equity	$3,643.5	$3,569.1
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011	$0.4	$535.8	$827.5	$(1.7)	$35.2	$1,397.2
Net Income	—	—	152.3	—	5.7	158.0
Other Comprehensive Income (Loss)				(103.5)	(0.4)	(103.9)
Dividends Declared ($0.71 per share)	—	—	(28.5)	—	—	(28.5)
Issuance of 2.8 million Shares of Common Stock for Acquisition		140.8				140.8
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	(1.5)	—	—	—	(1.5)
Share-based Compensation	—	14.3	—	—	—	14.3
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	195.6	—	4.7	200.3
Other Comprehensive Income (Loss)	—	—	—	39.9	0.7	40.6
Dividends Declared ($0.75 per share)	—	—	(31.9)	—	—	(31.9)
Sale of 3.2 million Shares of Common Stock	—	202.9	—	—	—	202.9
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	2.0	—	—	—	2.0
Share-based Compensation	—	9.0	—	—	—	9.0
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	120.0	—	6.0	126.0
Other Comprehensive Income (Loss)	—	—	—	4.4	(0.1)	4.3
Dividends Declared ($0.79 per share)	—	—	(35.6)	—	—	(35.6)
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	0.1	1.4	—	—	—	1.5
Share-based Compensation	—	11.4	—	—	—	11.4
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.1	(2.8)	(1.7)
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$126.0	$200.3	$158.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (net of Acquisitions):
Depreciation	84.4	82.0	65.0
Amortization	44.1	44.0	33.2
Asset Impairments and Other, Net	81.0	—	—
Share-based Compensation Expense	11.4	9.0	14.3
Provision for (Benefit from) Deferred Income Taxes	(5.5)	6.5	2.3
Excess Tax Benefits from Share-based Compensation	(0.8)	(2.2)	(1.4)
Loss (Gain) on Disposition of Assets	2.0	(2.4)	(5.9)
Change in Operating Assets and Liabilities, net of Acquisitions
Receivables	(16.9)	(14.9)	32.6
Inventories	(52.7)	40.9	21.0
Accounts Payable	44.5	(5.3)	(41.3)
Current Liabilities and Other	(12.5)	(6.2)	(12.5)
Net Cash Provided by Operating Activities	305.0	351.7	265.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(82.7)	(91.0)	(57.6)
Purchases of Investment Securities	(32.2)	(13.0)	—
Sales of Investment Securities	32.9	4.7	56.0
Business Acquisitions, net of Cash Acquired	(38.4)	(110.4)	(765.9)
Additions of Equipment for Operating Leases	(8.3)	—	—
Grants Received for Capital Expenditures	1.6	8.7	—
Proceeds from Sale of Assets	1.7	3.4	15.4
Net Cash Used in Investing Activities	(125.4)	(197.6)	(752.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Sale of Common Stock	—	202.9	—
Proceeds from Long-Term Debt	—	—	500.0
Borrowings under Revolving Credit Facility	20.0	292.5	254.0
Repayments under Revolving Credit Facility	(20.0)	(301.5)	(245.0)
Proceeds from Short-Term Borrowings	46.0	41.2	24.0
Repayments of Short-Term Borrowings	(46.5)	(40.9)	(22.1)
Repayments of Long-Term Debt	(55.9)	(90.3)	(28.1)
Dividends Paid to Shareholders	(35.1)	(30.8)	(27.6)
Proceeds from the Exercise of Stock Options	1.5	4.2	1.9
Excess Tax Benefits from Share-based Compensation	0.8	2.2	1.4
Purchase of Subsidiary Shares from Noncontrolling Interest	(1.7)	—	—
Financing Fees Paid	—	—	(2.8)
Distribution to Noncontrolling Interests	—	(2.4)	—
Net Cash (Used In) Provided By Financing Activities	(90.9)	77.1	455.7
EFFECT OF EXCHANGE RATES ON CASH	2.0	1.5	(0.8)
Net increase (decrease) in Cash and Cash Equivalents	90.7	232.7	(31.9)
Cash and Cash Equivalents at beginning of period	375.3	142.6	174.5
Cash and Cash Equivalents at end of period	$466.0	$375.3	$142.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for :
Interest	$41.7	$43.8	$19.6
Income Taxes	49.6	63.9	61.0
Non-cash Investing: Issuance of Common Stock in Connection with Acquisition	—	—	140.8

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements
(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States based multinational corporation. The Company reports in two segments; the Electrical segment, with its principal line of business in electric motors, power generation products, high-performance drives and controls and capacitors and the Mechanical segment, with its principal line of business in mechanical products which control motion and torque.
(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 were all 52 weeks.
(3) Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. In addition, the Company has joint ventures that are consolidated in accordance with consolidation accounting guidance. All intercompany accounts and transactions are eliminated.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension assets and liabilities; derivative fair values; goodwill impairment; health care reserves; retirement benefits; rebates and incentives; litigation claims and contingencies; including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
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
The Company has certain operating leases in the oil and gas industry where revenue is recognized over the term of the lease. The lease revenue is not material for all fiscal periods presented. The related net leased assets were not material at December 28, 2013 and December 29, 2012 and were included in Other Noncurrent Assets.
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2013, fiscal 2012 or fiscal 2011.
Research and Development
The Company performs research and development activities relating to new product development and the improvement of current products. The Company's research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. The Company's research and development efforts tend to be targeted toward developing new products that would allow us to gain additional market share, whether in new or existing segments. While these costs make up an insignificant portion of operating expenses in the Mechanical segment, they are more substantial in the Electrical segment. In particular, a large driver of research and development efforts in the Electrical segment is energy efficiency.
Research and development costs are expensed as incurred. For fiscal 2013, 2012 and 2011, research and development costs, were $28.3 million, $28.5 million and $21.8 million, respectively.
Research and development costs are recorded in operating expenses.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents. The Company has material deposits with a global financial institution. It performs periodic evaluations of the relative credit standing of its financial institutions and monitors the amount of exposure.
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors credit risk associated with its trade receivables.
Investments
Investments include trading securities and term deposits which have original maturities of greater than three months and remaining maturities of less than one year. Investments with maturities greater than one year are classified as short-term based on its highly liquid nature and availability to fund future activities. The fair value of term deposits approximates their carrying value. These investments are included in Prepaid Expenses and Other Current Assets on the Company's Consolidated Balance Sheets.
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
Inventories
At the beginning of fiscal 2013, the Company changed its inventory valuation method for the finished goods of recently acquired North American businesses to the last-in, first-out ("LIFO") method from the first-in, first-out ("FIFO") method. The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues when there is volatility in the cost of raw materials, and is consistent with the method used for the majority of the Company’s other North American finished goods inventory. Prior period consolidated financial statements have not been retroactively adjusted. The cumulative effect of this change was immaterial.
The approximate percentage distribution between major classes of inventory at year end is as follows:

	December 28, 2013	December 29, 2012
Raw Material and Work In Process	41%	43%
Finished Goods and Purchased Parts	59%	57%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 49% of the Company's inventory at December 28, 2013 and 31% at December 29, 2012 was determined using the LIFO method. If all inventories were valued on the FIFO method, they would have increased by $58.2 million and $60.0 million as of December 28, 2013 and December 29, 2012, respectively. Material, labor and factory overhead costs are included in the inventories.

The Company reviews inventories for excess and obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, the Company records inventories at net realizable value.
Property, Plant and Equipment
Property, Plant and Equipment ("PP&E") are stated at cost. Depreciation of plant and equipment is provided principally on a straight-line basis over the estimated useful lives (3 to 50 years) of the depreciable assets. Accelerated methods are used for income tax purposes.
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
The Company evaluates property, plant and equipment whenever events or circumstances have occurred that may indicate that carrying values may not be recoverable. If an indicator is present, the Company evaluates carrying values as compared to undiscounted estimated future cash flows. If such estimated future cash flows are less than carrying value, an impairment would be recognized.
Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	December 28, 2013	December 29, 2012

Land and Improvements		$72.3	$76.2
Buildings and Improvements	3-50	231.1	212.7
Machinery and Equipment	3-15	794.5	747.5
Property, Plant and Equipment		1,097.9	1,036.4
Less: Accumulated Depreciation		(524.5)	(463.3)
Net Property, Plant and Equipment		$573.4	$573.1

Commitments for property, plant and equipment purchases were $18.8 million at December 28, 2013.
Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company performs the required annual goodwill impairment test as of the end of the October fiscal month.
The Company uses a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.
The calculated fair values for the Company's 2013 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. There were certain reporting units where the calculated fair values were less than the carrying values. The Electrical segment impacted units experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced expected cash flow from weak economic conditions in regions such as Australia, India and Europe. Another reporting unit had reduced future cash flows from a slower than expected adoption of switched reluctance motor technology. In the Mechanical segment, a reporting unit's expected cash flows were reduced by weak sales for the hydraulic fracturing market within the oil and gas industry. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). The total goodwill impairment charge related to these reporting units was $76.3 million and was recorded in Asset Impairment and Other, Net.
Intangible Assets
The Company evaluates the recoverability of the carrying amount of intangible assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. For definite-lived intangible assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability.
During 2013, indicators related to the future expected cash flows of certain reporting units triggered a detailed undiscounted cash flow test of long-lived assets, which included intangible assets. Undiscounted cash flows were determined using the Company's internal projections which are Level 3 measurements (see also Note 14 of Notes to the Consolidated Financial Statements for fair value definitions). As a result, in-process research and development technology intangible assets totaling $16.2 million, related to switched reluctance technology, and $0.8 million of customer relationship intangible assets related to a European motor distribution reporting unit were impaired and recorded in Asset Impairments and Other, Net.
The Company does not have any indefinite-lived intangible assets.
Asset Impairments and Other, Net
During the year ended December 28, 2013, the Company recognized a loss on certain goodwill and intangible asset impairments as discussed above, which was netted with a gain from a fair value adjustment for a contingent consideration liability related to one of the reporting units (see Note 14 of Notes to the Consolidated Financial Statements).
The details were as follows (in millions):

	Electrical Group	Mechanical Group	Total
Goodwill Impairment	$64.2	$12.1	$76.3
Impairment of Technology Intangible Assets	16.2	—	16.2
Impairment of Customer Relationships Intangible Assets	0.8	—	0.8
Less: Gain from Adjustment to the Fair Value of a Contingent Consideration Liability	12.3	—	12.3
Asset Impairments and Other, Net	$68.9	$12.1	$81.0

There were no impairments in fiscal 2012 and fiscal 2011.
Earnings per Share (“EPS”)
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.7 million in 2013, 0.3 million in 2012 and 0.7 million in 2011. The following table reconciles the basic and diluted shares used in EPS calculations for the years ended (in millions):

	2013	2012	2011
Denominator for Basic EPS	45.0	41.8	39.7
Effect of Dilutive Securities	0.4	0.3	0.4
Denominator for Diluted EPS	45.4	42.1	40.1
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
Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, life-spans of benefit recipients and other factors, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year.
Derivative Financial Instruments
Derivative instruments are recorded on the consolidated balance sheet at fair value. Any fair value changes are recorded in net earnings or Accumulated Other Comprehensive Loss as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.
The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. The majority of derivative instruments have been designated as cash flow hedges (see also Note 13 of Notes to the Consolidated Financial Statements).
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
Foreign Currency Translation
For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Pursuant to accounting rules guiding highly inflationary currency, the Company no longer translates its Venezuelan subsidiary's financial statements as its functional currency is the U.S. dollar.
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
The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in millions):

	2013	2012
Foreign Currency Translation Adjustments	$(27.0)	$(6.0)
Hedging Activities, net of tax of $(5.9) in 2013 and $(10.7) in 2012	(9.5)	(17.4)
Pension and Post Retirement Benefits, net of tax of $(14.3) in 2013 and $(25.7) in 2012	(23.3)	(41.9)
Total	$(59.8)	$(65.3)
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

Fair Values of Financial Instruments
The fair values of cash and cash equivalents, investments, trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings. The fair value of pension assets, derivative instruments and contingent purchase price obligations is determined based on the methods disclosed in Notes 8 and 14 of Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued authoritative guidance in February 2013 that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which became effective for the Company on a prospective basis at the beginning of its 2013 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings. The adoption of this updated authoritative guidance did not have a significant impact on the Company’s Consolidated Financial Statements.
In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The amendment became effective for the Company in fiscal 2013 with no significant impact to the Company's Consolidated Financial Statements.
(4) Acquisitions
The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses were $3.9 million during 2013, $0.4 million during 2012 and $16.1 million during 2011.
2013 Acquisitions
On November 19, 2013, the Company acquired Cemp s.r.l. ("Cemp"), an Italy based electric motor company for $32.0 million, net of cash. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors, and is reported in the Electrical segment.
On February 8, 2013, the Company acquired the RAM motor business previously owned by Schneider Electric for $6.0 million. This business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications and is reported in the Electrical segment.
The Company also purchased additional shares owned by the noncontrolling interest in its joint venture in a South African distribution business for $1.7 million.
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
2011 Acquisitions
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
Pro Forma Financial Information
The following pro forma financial information shows the results of continuing operations for the years ended December 31, 2011, as though the acquisition of EPC occurred at the beginning of fiscal 2011. The pro forma financial information has been adjusted, where applicable, for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above, or the results that may be obtained in the future, (in millions, except per share amounts):

Fiscal 2011
Pro forma net sales	$3,342.7
Pro forma net income	213.0

Basic earnings per share as reported	$3.84
Pro forma basic earnings per share	5.13

Diluted earnings per share as reported	$3.79
Pro forma diluted earnings per share	5.08

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
On April 5, 2011, the Company acquired Ramu, Inc. (“Ramu”) located in Blacksburg, Virginia. Ramu is a motor and control technology company with a research and development team dedicated to the development of switched reluctance motor technology. The purchase price included $5.3 million paid in cash, net of acquired debt and cash, and an additional amount should certain future performance expectations be met. At December 28, 2013 and December 29, 2012, the Company had recorded a liability of $1.4 million and $13.7 million for this deferred contingent purchase price, respectively. Ramu is reported as part of the Company's Electrical segment.
On March 7, 2011, the Company acquired Hargil Dynamics Pty. Ltd. (“Hargil”) located in Sydney, Australia. Hargil is a distributor of mechanical power transmission components and solutions. Hargil is reported as part of the Company's Mechanical segment.
(5) Goodwill and Intangible Assets
Goodwill
As described in Note 4 of Notes to the Consolidated Financial Statements, the Company acquired two businesses in 2013 and four businesses in 2012. The excess of purchase price over estimated fair value was assigned to goodwill.
As described in Note 3 of Notes to the Consolidated Financial Statements, the Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. As a result of the annual review, there were certain reporting units where the carrying value, exceeded fair value.
The Electrical segment reporting units affected experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced future expected cash flows driven by weak sales and margins resulting from economic conditions in Australia, India and Europe. Another reporting unit had reduced future expected cash flows from a slower than expected adoption of switched reluctance motor technology.

In the Mechanical segment, one reporting unit had reduced expected cash flows resulting from weak sales in the hydraulic fracturing market within the oil and gas industry.
See Note 3 of Notes to the Consolidated Financial Statements, "Asset Impairments and Other, Net" for additional details of the impairment and related charges.
The following table presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 31, 2011	$1,117.6	$1,105.0	$12.6
Acquisitions and valuation adjustments	25.9	2.7	23.2
Translation adjustments	7.5	4.0	3.5
Balance as of December 29, 2012	$1,151.0	$1,111.7	$39.3

Acquisitions and valuation adjustments	15.3	15.3	—
Less: Impairment charges	76.3	64.2	12.1
Translation adjustments	(8.1)	(7.8)	(0.3)
Balance as of December 28, 2013	$1,081.9	$1,055.0	$26.9

Cumulative goodwill impairment charges	$76.3	$64.2	$12.1
Intangible Assets
As described in Note 3 of Notes to the Consolidated Financial Statements, the Company evaluates intangible assets in accordance with prescribed guidance. As a result of this review, a total of $17.0 million of intangible assets were deemed impaired. A switched reluctance technology reporting unit in the U.S. recognized a $16.2 million impairment in technology and a motor distribution reporting unit in Europe recognized a $0.8 million impairment in customer relationships.
Intangible Technology assets at December 29, 2012 included $17.2 million of In-Process Research and Development. (See also Note 3 of Notes to the Consolidated Financial Statements).
Gross intangible assets consist of the following (in millions):

	Useful Life (years)	December 29, 2012	Acquisitions	Impairment Charges	Translation Adjustments	December 28, 2013
Customer Relationships	3 - 14	$244.9	$10.3	$0.8	$(0.6)	$253.8
Technology/IPRD	3 - 9	147.5	1.8	16.2	(0.1)	133.0
Trademarks	3 - 20	32.7	0.4	—	(0.5)	32.6
Patent and Engineering Drawings	10	16.6	—	—	—	16.6
Non-compete Agreements	3 - 5	8.2	—	—	0.1	8.3
Total Gross Intangibles		$449.9	$12.5	$17.0	$(1.1)	$444.3
Accumulated amortization on intangible assets consist of the following:

	December 29, 2012	Amortization	Translation Adjustments	December 28, 2013
Customer Relationships	$78.7	$23.0	$0.3	$101.4
Technology	41.8	16.4	0.3	57.9
Trademarks	15.7	2.5	0.2	18.0
Patent and Engineering Drawings	13.3	1.7	—	15.0
Non-compete Agreements	7.2	0.5	(0.1)	7.8
Total Accumulated Amortization	$156.7	$44.1	$0.7	$200.1
Intangible Assets, Net of Amortization	$293.2			$244.2

The Company's customer relationships are generally long-term in nature with useful lives established at acquisition based on historical attrition rates.
Amortization expense was $44.1 million in fiscal 2013, $44.0 million in fiscal 2012 and $33.2 million in fiscal 2011.

Estimated Amortization
Year
2014	$42.9
2015	36.3
2016	31.2
2017	25.1
2018	23.8
(6) Industry Segment Information
The following sets forth certain financial information attributable to the Company's reporting segments for fiscal 2013, fiscal 2012 and fiscal 2011, respectively (in millions):

	Electrical	Mechanical	Eliminations	Total
Fiscal 2013
External sales	$2,836.7	$259.0	$—	$3,095.7
Intersegment sales	4.4	5.0	(9.4)	—
Total sales	2,841.1	264.0	(9.4)	3,095.7
Gross profit	714.4	68.8	—	783.2
Operating expenses	456.9	37.3	—	494.2
Asset impairments and other, net	68.9	12.1	—	81.0
Income from operations	188.6	19.4	—	208.0
Identifiable assets	3,429.2	214.3	—	3,643.5
Depreciation and amortization	115.8	12.7	—	128.5
Capital expenditures	74.3	8.4	—	82.7
Fiscal 2012
External Sales	$2,870.2	$296.7	$—	$3,166.9
Intersegment sales	3.5	3.9	(7.4)	—
Total sales	2,873.7	300.6	(7.4)	3,166.9
Gross profit	691.7	79.3	—	771.0
Operating expenses	418.0	40.2	—	458.2
Income from operations	273.7	39.1	—	312.8
Identifiable assets	3,323.6	245.5	—	3,569.1
Depreciation and amortization	114.0	12.0	—	126.0
Capital expenditures	82.2	8.8	—	91.0
Fiscal 2011
External sales	$2,533.3	$275.0	$—	$2,808.3
Intersegment sales	8.8	2.5	(11.3)	—
Total sales	2,542.1	277.5	(11.3)	2,808.3
Gross profit	590.9	75.1	—	666.0
Operating expenses	368.4	41.9	—	410.3
Income from operations	222.6	33.1	—	255.7
Identifiable assets	3,139.3	127.2	—	3,266.5
Depreciation and amortization	92.0	6.2	—	98.2
Capital expenditures	53.8	3.8	—	57.6
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
The following sets forth net sales by country in which the Company operates for fiscal 2013, fiscal 2012 and fiscal 2011, respectively (in millions):

	Net Sales
	2013	2012	2011
Geographic Information:
United States	$2,017.6	$2,127.2	$1,798.2
Rest of the World	1,078.1	1,039.7	1,010.1
	$3,095.7	$3,166.9	$2,808.3
U.S. net sales for 2013, 2012 and 2011 represented 65.2%, 67.2% and 64.0% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets by country in which the Company operates for fiscal 2013 and fiscal 2012, respectively (in millions):

	Long-lived Assets
	2013	2012
Geographic Information:
United States	$244.5	$232.7
Mexico	111.4	117.2
China	111.4	107.5
Rest of the World	106.1	115.7
	$573.4	$573.1
No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 28, 2013 and December 29, 2012 was as follows (in millions):

	December 28, 2013	December 29, 2012

Senior Notes	$750.0	$750.0
Term Loan	—	55.0
Other	17.4	13.5
	767.4	818.5
Less: Current Maturities	158.4	63.8
Non-current Portion	$609.0	$754.7
At December 28, 2013, the Company had $750.0 million of senior notes (the “Notes”) outstanding. During 2011, the Company issued $500.0 million in senior notes (the “2011 Notes”) in a private placement. The 2011 Notes were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. The Company also has $250.0 million in senior notes (the “2007 Notes”) issued in two tranches with floating interest rates based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). Details on the Notes at December 28, 2013 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 1, 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At December 28, 2013, the interest rate was between 0.8% and 0.9%.
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Consolidated Financial Statements).
In 2008, the Company entered into a Term Loan Agreement (“Term Loan”) with certain financial institutions, whereby the Company borrowed an aggregate principal amount of $165.0 million. Prior to 2013, the Company repaid $110.0 million of the Term Loan. The final $55.0 million payment was made in June 2013 when the loan matured.
The Company also has a $500.0 million revolving credit facility (the"Facility") that matures in 2016. The Facility permits borrowing at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. At December 28, 2013 and December 29, 2012, there was no outstanding borrowings on the Facility. The average balance in direct borrowings under the Facility was $0.6 million and $30.6 million in 2013 and 2012, respectively. The average interest rate paid under the Facility was 1.4% in 2013 and 1.6% in 2012. At December 28, 2013, the Company had approximately $23.6 million in standby letters of credit issued under the Facility and $476.4 million in available borrowings under the Facility.
At December 28, 2013, other notes payable of approximately $17.4 million were outstanding with a weighted average interest rate of 2.7%. At December 29, 2012, other notes payable of approximately $13.5 million were outstanding with a weighted average rate of 2.4%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of the Company's total debt was $779.6 million and $859.6 million as of December 28, 2013 and December 29, 2012, respectively.
The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of December 28, 2013. We believe that we will continue to be in compliance with these covenants for the foreseeable future.

Maturities of long-term debt are as follows (in millions):

Year	Amount of Maturity
2014	$158.4
2015	0.4
2016	3.3
2017	100.5
2018	100.5
Thereafter	404.3
Total	$767.4
(8) Retirement Plans
Most of the Company's domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The defined benefit pension plans covering a majority of the Company's domestic employees have been closed to new employees and frozen for existing employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $9.1 million, $9.8 million, and $5.8 million in 2013, 2012 and 2011, respectively. Company contributions to foreign defined contribution plans were $12.4 million, $12.0 million and $11.7 million for the same periods.
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2013	2012
Equity investments	73%	8 - 11%	69%	69%
Fixed income	17%	3.5 - 4.5%	22%	23%
Other	10%	6 - 8%	9%	8%
Total	100%	8.0%	100%	100%
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
The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2013	2012
Change in projected benefit obligation:
Obligation at beginning of period	$181.2	$158.6
Service cost	2.9	2.5
Interest cost	7.6	7.9
Actuarial (gain) loss	(13.5)	19.1
Plan amendments	—	0.1
Less: Benefits paid	7.4	7.3
Foreign currency translation	—	0.3
Obligation at end of period:	$170.8	$181.2
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	109.5	94.4
Actual return on plan assets	21.0	10.5
Employer contributions	5.5	11.7
Less: Benefits paid	7.4	7.3
Foreign currency translation	—	0.2
Fair value of plan assets at end of period	$128.6	$109.5
Funded status	$(42.2)	$(71.7)
Pension Assets
The Company classifies the pension plan investments into Level 1, which refers to securities valued using quoted prices from active markets for identical assets, Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available, and Level 3, which refers to securities valued based on significant unobservable inputs. Common stocks and mutual funds are valued at the unadjusted quoted market prices for the securities. Real estate fund values are determined using model-based techniques that include relative value analysis and discounted cash flow techniques. Common collective trust funds and limited partnership interests are valued based on the net asset value ("NAV") provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  Investments in units of collective trust funds and short-term investment funds, comprised of cash and money market funds, are valued at their respective NAVs as reported by the funds daily.

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2.0	$2.0	$—	$—
Common stocks:
Domestic equities	22.1	22.1	—	—
International equities	7.6	—	7.6	—
Common collective trust funds:
Fixed income funds	12.0	—	12.0	—
U.S. equity funds	28.0	—	28.0	—
International equity funds	3.5	—	3.5	—
Other	1.6	—	1.6	—
Mutual funds:
U.S. equity funds	15.5	15.5	—	—
Balanced funds	12.0	12.0	—	—
International equity funds	14.2	14.2	—	—
Real estate fund	5.5	—	—	5.5
Global emerging markets fund limited partnership	4.6	—	—	4.6
Total	$128.6	$65.8	$52.7	$10.1

	December 29, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2.1	$2.1	$—	$—
Common stocks:
Domestic equities	16.5	16.5	—	—
International equities	6.8	—	6.8	—
Common collective trust funds:
Fixed income funds	18.4	—	18.4	—
U.S. equity funds	23.1	—	23.1	—
International equity funds	6.9	—	6.9	—
Mutual funds:
U.S. equity funds	11.9	11.9	—	—
Balanced funds	9.6	9.6	—
International equity funds	5.0	5.0	—
Real estate fund	4.9	—	—	4.9
Global emerging markets fund limited partnership	4.3	—	—	4.3
Total	$109.5	$45.1	55.2	$9.2
The Level 3 assets noted below represent investments in a real estate fund managed by a major U.S. insurance company and a global emerging markets fund limited partnership. Estimated values provided by fund management approximate the cost of the investments. In determining the reasonableness of the methodology used to value the Level 3 investments, the Company evaluates a variety of factors including reviews of economic conditions, industry and market developments, and overall credit ratings.
The real estate fund can be redeemed on a quarterly basis and paid within two weeks of the request for redemption. The limited partnership interest can be redeemed on a monthly basis with immediate payment.
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 28, 2013 and December 29, 2012 (in millions).

	December 28, 2013	December 29, 2012
Beginning balance	$9.2	$7.4
Net purchases	0.7	0.9
Net gains	0.2	0.9
Ending balance	$10.1	$9.2
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund for the year ended December 28, 2013 (in millions).

Fair Value	Significant Unobservable Inputs
$5.5	Exit Capitalization Rate	5.4% to 7.6%
	Discount Rate	6.9% to 9.7%
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund for the year ended December 29, 2012 (in millions).

Fair Value	Significant Unobservable Inputs
$4.9	Exit Capitalization Rate	4.8% to 9.8%
	Discount Rate	6.3% to 10.5%
The Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in millions):

	2013	2012
Accrued compensation and employee benefits	$2.5	$2.5
Pension and other post retirement benefits	39.7	69.2
	$42.2	$71.7

Amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$36.0	64.9
Prior service cost	1.6	1.8
	$37.6	$66.7
The accumulated benefit obligation for all defined benefit pension plans was $160.1 million and $169.1 million at December 28, 2013 and December 29, 2012, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans in which the accumulated benefit obligation exceeded the value of plan assets as of December 28, 2013 were $50.4 million, $43.0 million and $9.1 million, respectively. The accumulated plan benefit obligation exceeded plan assets for all pension plans as of December 29, 2012.
The following assumptions were used to determine the projected benefit obligation at December 28, 2013 and December 29, 2012, respectively.

	2013	2012
Discount rate	4.3% to 5.3%	3.5% to 4.5%
Expected long-term rate of return on assets	8.0%	8.0%
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
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended December 28, 2013 and December 29, 2012.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in millions):

	2013	2012	2011
Service cost	$2.9	$2.5	$2.5
Interest cost	7.6	7.9	7.9
Expected return on plan assets	(8.7)	(8.0)	(7.3)
Amortization of net actuarial loss	4.1	3.6	3.2
Amortization of prior service cost	0.2	0.2	0.2
Curtailment gain	—	—	(1.7)
Net periodic benefit cost	$6.1	$6.2	$4.8

Change in benefit obligations recognized in OCI, net of tax
Prior service cost	$0.1	$(0.3)	$0.2
Net actuarial loss	2.5	3.6	3.7
Total recognized in OCI	$2.6	$3.3	$3.9
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2014 fiscal year are $0.2 million and $2.0 million, respectively.

As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following assumptions were used to determine net periodic pension cost for fiscal years 2013, 2012 and 2011, respectively.

	2013	2012	2011
Discount rate	3.5% to 4.5%	4.4% to 5.3%	5.2% to 5.9%
Expected long-term rate of return on assets	8.0%	8.3%	8.3%

The Company made contributions to its defined benefit plan of $5.5 million and $11.7 million for the fiscal years ended December 28, 2013 and December 29, 2012, respectively.
The Company estimates that in 2014 it will make contributions in the amount of $7.9 million to fund its defined benefit pension plans.
The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Expected Payments
Year
2014	$8.5
2015	9.0
2016	9.4
2017	9.9
2018	10.7
2019 - 2023	60.2
(9) Shareholders' Equity
The Company recognized approximately $11.4 million, $9.0 million and $14.3 million in share-based compensation expense in 2013, 2012 and 2011, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of December 28, 2013, total unrecognized compensation cost related to share-based compensation awards was approximately $21.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years.
On April 29, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans. Approximately 3.0 million shares were available for future grant or payment under the 2013 Plan at December 28, 2013.
During 2012, the Company sold 3.2 million shares of common stock for general corporate purposes, working capital and the potential funding of acquisitions.
During 2011, the Company issued 2.8 million shares of common stock in connection with the acquisition of EPC.
The table below presents share-based compensation activity for the three fiscal years ended 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Total intrinsic value of share-based incentive awards exercised	$4.0	$11.1	$2.9
Cash received from stock option exercises	1.5	4.2	1.9
Income tax benefit from the exercise of stock options	0.8	2.2	1.4
Total fair value of share-based incentive awards vested	8.5	6.6	13.3

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SAR's”). Options and SAR's generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For both years ended December 28, 2013 and December 29, 2012, expired and canceled shares were immaterial.
The assumptions used in the Company's Black-Scholes valuation related to grants for options and SAR's were as follows:

	2013	2012	2011
Per share weighted average fair value of grants	$23.01	$22.45	$25.80
Risk-free interest rate	1.1%	1.3%	2.3%
Expected life (years)	7.0	7.0	7.0
Expected volatility	38.5%	37.6%	35.6%
Expected dividend yield	1.2%	1.2%	1.0%
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
Following is a summary of share-based incentive plan grant activity (options and SAR's) for fiscal 2013.

Number of Shares Under Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2012	1,568,425	$54.02
Granted	174,775	64.99
Exercised	(127,636)	41.65
Forfeited	(52,294)	63.04
Outstanding at December 28, 2013	1,563,270	56.04	6.1	$27.3
Exercisable at December 28, 2013	791,614	48.26	4.5	20.1

As of December 28, 2013, there was $12.2 million of unrecognized compensation cost related to non-vested options and SAR's that is expected to be recognized as a change to earnings over a weighted average period of 3.1 years.

The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

Restricted Stock Awards and Restricted Stock Units
Restricted stock awards ("RSA") and restricted stock units ("RSU") consist of shares or the rights to shares of the Company's stock. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee.
Following is a summary of RSA award activity for fiscal 2013:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSA's at December 29, 2012	39,180	$65.42	2
Granted	15,037	65.03
Vested	(13,500)	61.70
Forfeited	—	—
Unvested RSA's December 28, 2013	40,717	$66.50	0.8

All of the RSA shares will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSA's was $1.3 million for fiscal 2013.
As of December 28, 2013, there was $0.9 million of unrecognized compensation cost related to non-vested RSA's that is expected to be recognized as a charge to earnings over a weighted average period of 0.8 years.

Following is a summary of RSU award activity for fiscal 2013:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSU's at December 29, 2012	156,946	$64.84	1.9
Granted	90,105	65.03
Vested	(27,962)	60.46
Forfeited	(8,825)	63.22
Unvested RSU's at December 28, 2013	210,264	$65.57	1.9

All of the RSU's will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSU's was $4.2 million for fiscal 2013.
As of December 28, 2013, there was $7.0 million of unrecognized compensation cost related to non-vested RSU's that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. Shares awarded in 2013 have a performance period of 3 years. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. The PSU awards are valued using a Monte Carlo simulation method as of the grant date.
Following is a summary of PSU award activity for fiscal 2013:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSU's at December 29, 2012	—	$—
Granted	36,490	56.71
Vested	—	—
Forfeited	(760)	56.71
Unvested PSU's at December 28, 2013	35,730	$56.71	2.4
Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.4 million for fiscal 2013. There was no compensation expense recognized related to PSU's for fiscal 2012. Total future compensation expense for all PSUs granted as of December 28, 2013 is estimated to be $1.5 million recognized as a charge to earnings over a weighted average period of 2.4 years.
Treasury Stock
The Board of Directors has approved repurchase programs of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.
(10) Income Taxes
Income before taxes consisted of the following (in millions):

	2013	2012	2011
United States	$75.4	$121.3	$137.0
Foreign	95.1	148.6	89.3
Total	$170.5	$269.9	$226.3
The provision for income taxes is summarized as follows (in millions):

	2013	2012	2011
Current
Federal	$15.4	$24.5	$41.6
State	4.8	7.2	5.7
Foreign	29.8	31.4	18.7
	50.0	63.1	66.0
Deferred	(5.5)	6.5	2.3
Total	$44.5	$69.6	$68.3
A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9%	2.0%	1.7%
Domestic production activities deduction	(1.4)%	(1.0)%	(1.7)%
Foreign rate differential - China	(4.4)%	(2.1)%	(0.7)%
Foreign rate differential - All Other	(9.2)%	(9.3)%	(4.9)%
Research and development credit	(4.5)%	—%	—%
Statutory tax rate change	(2.6)%	—%	—%
Goodwill impairment	13.2%	—%	—%
Valuation allowance	1.7%	—%	—%
Adjustments to tax accruals and reserves	—%	0.5%	0.7%
Other	(3.6)%	0.7%	0.1%
Effective tax rate	26.1%	25.8%	30.2%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability as of December 28, 2013 of $93.5 million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $46.8 million and a net non-current deferred income tax liability of $140.3 million.

The components of this net deferred tax liability are as follows (in millions):

	December 28, 2013	December 29, 2012
Accrued employee benefits	$43.5	$43.1
Bad debt allowances	2.6	1.0
Warranty accruals	4.9	5.7
Inventory	7.7	9.3
Accrued liabilities	13.2	11.7
Derivative instruments	5.9	10.7
Tax loss carryforward	11.4	11.3
Valuation allowance	(5.9)	(3.0)
Other	1.4	0.2
Deferred tax assets	84.7	90.0
Property related	(41.6)	(39.6)
Intangible items	(136.6)	(133.7)
Deferred tax liabilities	(178.2)	(173.3)
Net deferred tax liability	$(93.5)	$(83.3)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized tax benefits, January 1, 2011	$5.5
Gross increases from prior period tax positions	1.6
Gross increases from current period tax positions	0.2
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	—
Unrecognized tax benefits, December 31, 2011	$7.1
Gross increases from prior period tax positions	0.7
Gross increases from current period tax positions	—
Settlements with taxing authorities	(1.6)
Lapse of statute of limitations	(0.5)
Unrecognized tax benefits, December 29, 2012	$5.7
Gross increases from prior period tax positions	1.1
Gross increases from current period tax positions	0.3
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(0.6)
Unrecognized tax benefits, December 28, 2013	$4.4

Unrecognized tax benefits as of December 28, 2013 amount to $4.4 million, all of which would impact the effective income tax rate if recognized.
Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2013 and 2012 the Company recognized approximately $0.2 million and $0.1 million in net interest expense, respectively. The Company did not recognize any net interest expense in fiscal 2011. The Company had approximately $1.3 million, $1.1 million and $1.1 million of accrued interest as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
Due to statute expirations, approximately $0.6 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2010, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2008.
At December 28, 2013 the Company had approximately $11.4 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining never expiring.
Valuation allowances totaling $5.9 million and $3.0 million as of December 28, 2013 and December 29, 2012, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more- likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

At December 28, 2013 the estimated amount of total unremitted non-U.S. subsidiary earnings was $484.1 million. No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings because they are considered to be permanently invested given the Company's acquisition and growth initiatives. If the Company were to distribute the entire amount of unremitted earnings, provided it was allowed by each foreign taxing jurisdiction, the amount of unrecognized deferred income tax liability would be approximately $107.3 million at December 28, 2013.
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2013 and 2012 (in millions):

	December 28, 2013	December 29, 2012
Beginning balance	$20.9	$24.2
Less: Payments	19.4	33.4
Provisions	16.5	30.0
Acquisitions	1.4	0.1
Translation adjustments	(0.1)	—
Ending balance	$19.3	$20.9

(12) Leases and Rental Commitments
Rental expenses charged to operations amounted to $39.5 million in 2013, $36.7 million in 2012 and $32.2 million in 2011. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2014	$28.2
2015	20.0
2016	10.8
2017	8.3
2018	6.2
Thereafter	10.5
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 28, 2013.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. At

December 28, 2013 and December 29, 2012 the Company had $(0.7) million and $0.3 million, net of tax, of derivative (losses) gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had outstanding the following notional amounts to hedge forecasted purchases of commodities (in millions):

	December 28, 2013	December 29, 2012

Copper	$114.5	$132.8
Aluminum	9.7	8.5
As of December 28, 2013, the maturities of commodity forward contracts extended through December, 2014.
The Company had outstanding the following notional amounts of currency forward contracts (in millions):

	December 28, 2013	December 29, 2012

Mexican Peso	$203.0	$174.8
Chinese Renminbi	142.3	108.6
Indian Rupee	36.8	37.4
Euro	11.4	—
Thai Baht	4.1	17.3
Australian Dollar	1.5	7.1
As of December 28, 2013, the maturities of currency forward contracts extended through December 2015.
As of December 28, 2013 and December 29, 2012, the total notional amount of the Company's receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).

Fair values of derivative instruments were (in millions):

	December 28, 2013
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$5.7	$16.1
Currency contracts	8.4	0.7	3.0	0.7
Commodity contracts	4.0	—	1.7	—
Not designated as hedging instruments:
Currency contracts	—	—	0.1	—
Commodity contracts	0.7	—	0.8	—
Total Derivatives	$13.1	$0.7	$11.3	$16.8

	December 29, 2012
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$35.4
Currency contracts	6.8	2.3	4.6	0.3
Commodity contracts	3.6	0.2	1.2	—
Not designated as hedging instruments:
Commodity contracts	0.6	—	0.5	—
Total Derivatives	$11.0	$2.5	$6.3	$35.7

Derivatives Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statements of income and comprehensive income for the three fiscal years in the period ended December 28, 2013 were (in millions):

	Fiscal 2013
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(11.3)	$8.8	$0.7	$(1.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.9)	—	(0.9)
Loss (Gain) recognized in Cost of Sales	(8.3)	7.5	—	(0.8)
Loss recognized in Interest Expense	—	—	(12.8)	(12.8)

	Fiscal 2012
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$8.5	$23.9	$(5.7)	$26.7
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(1.6)	—	(1.6)
Loss recognized in Cost of Sales	(9.7)	(3.4)	—	(13.1)
Loss recognized in Interest Expense	—	—	(12.4)	(12.4)

	Fiscal 2011
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Loss recognized in Other Comprehensive Income (Loss)	$(29.4)	$(26.7)	$(16.0)	$(72.1)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.2	—	0.2
Gain recognized in Cost of Sales	21.4	5.7	—	27.1
Loss recognized in Interest Expense	—	—	(13.1)	(13.1)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.
Derivatives Not Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statement of income for the three fiscal years in the period ended December 28, 2013 were (in millions):

	Fiscal 2013
	Commodity Forwards	Currency Forwards	Total
(Loss) Gain recognized in Cost of Sales	$(0.1)	$0.5	$0.4

	Fiscal 2012
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Cost of Sales	$0.1	$—	$0.1

	Fiscal 2011
	Commodity Forwards	Currency Forwards	Total
Loss recognized in Cost of Sales	$—	$(0.1)	$(0.1)

The net AOCI balance related to hedging activities of $(9.5) million losses at December 28, 2013 includes $(2.1) million of net current deferred losses expected to be reclassified to the statement of income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 28, 2013 and December 29, 2012.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	December 28, 2013
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.4	$(0.6)	$7.8
Derivative Commodity Contracts	4.7	(2.4)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	(0.2)	0.5
Hedging Obligations Current:
Derivative Currency Contracts	3.1	(0.6)	2.5
Derivative Commodity Contracts	2.5	(2.4)	0.1
Hedging Obligations:
Derivative Currency Contracts	0.7	(0.2)	0.5

	December 29, 2012
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.8	$(1.5)	$5.3
Derivative Commodity Contracts	4.2	(1.3)	2.9
Other Noncurrent Assets:
Derivative Currency Contracts	2.3	—	2.3
Derivative Commodity Contracts	0.2	—	0.2
Hedging Obligations Current:
Derivative Currency Contracts	4.6	(1.6)	3.0
Derivative Commodity Contracts	1.7	(1.2)	0.5
Hedging Obligations:
Derivative Currency Contracts	0.3	—	0.3
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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 28, 2013 and December 29, 2012, respectively (in millions):

	December 28, 2013	December 29, 2012
			Classification
Assets:
Prepaid expenses and other current assets:
Derivative currency contracts	$8.4	$6.8	Level 2
Derivative commodity contracts	4.7	4.2	Level 2
Investments	7.6	8.3	Level 2
Other noncurrent assets:
Assets Held in Rabbi Trust	5.1	2.6	Level 1
Derivative currency contracts	0.7	2.3	Level 2
Derivative commodity contracts	—	0.2	Level 2
Liabilities:
Other accrued expenses:
Deferred contingent purchase price	8.3	—	Level 3
Hedging obligations current:
Interest rate swap	5.7	—	Level 2
Derivative currency contracts	3.1	4.6	Level 2
Derivative commodity contracts	2.5	1.7	Level 2
Hedging obligations:
Interest rate swap	16.1	35.4	Level 2
Derivative currency contracts	0.7	0.3	Level 2
Other noncurrent liabilities:
Deferred contingent purchase price	1.4	21.1	Level 3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.
Level 1 fair value measurements are carried at market value. As of December 28, 2013, market value for Level 1 assets approximates cost.
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
The Company did not change its valuation techniques during fiscal 2013.
The table below sets forth a summary of changes in fair market value of the Company's Level 3 liabilities as of December 28, 2013 and December 29, 2012, respectively (in millions):

	Year Ended
	December 28, 2013	December 29, 2012

Beginning balance	$21.1	$23.5
Expense	1.1	1.2
Acquisitions	—	0.4
Fair value adjustment	(12.3)	—
Payments	(0.2)	(4.0)
Ending balance	$9.7	$21.1

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
The Electrical segment reporting unit with slower than expected adoption of switched reluctance motor technology has a deferred contingent purchase price liability that was adjusted as a result of changes in future performance expectations that reduced discounted cash flows and increased risk and probability adjustments. This resulted in a $12.3 million decrease in the deferred contingent purchase price liability.
(15) Related Party Transactions
As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco. A total of $10.5 million was paid during 2012 representing the final payments to the affiliate.
(16) Restructuring Activities
During fiscal 2013 and 2012, the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Electrical segment. As a result of these closures, the Company incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the vesting period while the plant relocation costs are expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for 2013 and 2012 (in millions):

	December 28, 2013	December 29, 2012
Beginning balance	$3.1	$—
Provision	6.2	9.6
Less: Payments	5.4	6.5
Ending Balance	$3.9	$3.1

The following is a reconciliation of expenses by type for the restructuring projects in 2013 and 2012 (in millions):

	2013	2012
Employee termination expenses	$2.2	$4.5
Property, plant and equipment disposals	1.9	2.1
Other expenses	2.1	3.0
Total restructuring expenses	$6.2	$9.6

For fiscal 2013, restructuring charges of $5.4 million and $0.8 million were recorded in Cost of Sales and Operating Expenses, respectively. For fiscal 2012, restructuring charges of $6.9 million and $2.7 million were recorded in Cost of Sales and Operating Expenses, respectively.

(17) Subsequent Event
On February 7, 2014, the Company announced the acquisition of Hy-Bon Engineering Company, Inc. (Hy-Bon), a leader in vapor recovery solutions for oil and gas applications.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 28, 2013. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 28, 2013 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - Directors, Executive Officers and Corporate Governance
See the information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2014 annual meeting of shareholders (the “2014 Proxy Statement”). Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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
Item 11 - Executive Compensation
See the information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2014 Proxy Statement.
Item 12 - Security Ownership of Certain Beneficial Owners and Management
See the information in the sections titled “Stock Ownership” and "Approval of the Regal Beloit Corporation 2013 Equity Incentive Plan" in the 2014 Proxy Statement.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 28, 2013.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity compensation plans approved by security holders	1,563,270	$56.04	2,996,880
Equity compensation plans not approved by security holders	—	—	—
Total	1,563,270		2,996,880

(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Stock Option Plan, 2007 Equity Incentive Plan and 2013 Equity Incentive Plan.

Item 13 - Certain Relationships and Related Transactions and Director Independence
See the information in the section titled “Board of Directors” in the 2014 Proxy Statement.
Item 14 - Principal Accountant Fees and Services
See the information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as the Company's Independent Auditors for 2014” in the 2014 Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2014.

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
Peter J. Rowley
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MARK J. GLIEBE	Chairman and Chief Executive Officer	February 26, 2014
Mark J. Gliebe	(Principal Executive Officer)

/s/ STEPHEN M. BURT	Director	February 26, 2014
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	February 26, 2014
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 26, 2014
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 26, 2014
Dean A. Foate

/s/ HENRY W. KNUEPPEL	Director	February 26, 2014
Henry W. Knueppel

/s/ RAKESH SACHDEV	Director	February 26, 2014
Rakesh Sachdev

/s/ CAROL N. SKORNICKA	Director	February 26, 2014
Carol N. Skornicka

/s/ CURTIS W. STOELTING	Director	February 26, 2014
Curtis W. Stoelting

/s/ JANE L. WARNER	Director	February 26, 2014
Jane L. Warner

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	36

	Consolidated Statements of Income for the fiscal years ended
	December 28, 2013, December 29, 2012 and December 31, 2011	37

	Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011	38

	Consolidated Balance Sheets at December 28, 2013 and December 29, 2012	39

	Consolidated Statements of Equity for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011	40

	Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2013,
	December 29, 2012 and December 31, 2011	41

	Notes to the Consolidated Financial Statements	42

(2)	Financial Statement Schedule:
	For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 Schedule II -Valuation and Qualifying Accounts	73

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for receivables:
Fiscal 2013	$10.2	2.7	(1.9)	0.5	$11.5
Fiscal 2012	13.6	(1.3)	(2.5)	0.4	10.2
Fiscal 2011	10.6	3.8	(1.4)	0.6	13.6
Allowance for warranty reserves:
Fiscal 2013	$20.9	16.5	(19.4)	1.3	$19.3
Fiscal 2012	24.2	30.0	(33.4)	0.1	20.9
Fiscal 2011	12.8	25.8	(18.1)	3.7	24.2

(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and translation.

Exhibit Index

Exhibit Number	Exhibit Description
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

12	Computation of Ratio of Earnings to Fixed Charges.
21	Significant Subsidiaries of Regal Beloit Corporation.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Proxy Statement of Regal Beloit Corporation for the 2014 Annual Meeting of Shareholders. [The Proxy Statement for the 2014 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2014 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

101
The following material from Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, furnished herewith.

________________________
* A management contract or compensatory plan or arrangement.