Form 10-Q
period 2014-03-29
REGAL BELOIT CORP
filed 2014-05-08
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of April 28, 2014 there were 45,128,322 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

•
other risks and uncertainties including but not limited to those described in “Risk Factors” in this Quarterly Report on Form 10-Q and from time to time in our reports filed with U.S. Securities and Exchange Commission.

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net Sales	$801.2	$778.2
Cost of Sales	606.8	578.7
Gross Profit	194.4	199.5
Operating Expenses	124.7	123.6
Income From Operations	69.7	75.9
Interest Expense	10.4	10.6
Interest Income	1.7	0.7
Income Before Taxes	61.0	66.0
Provision For Income Taxes	16.0	15.3
Net Income	45.0	50.7
Less: Net Income Attributable to Noncontrolling Interests	1.2	1.2
Net Income Attributable to Regal Beloit Corporation	$43.8	$49.5
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$0.97	$1.10
Assuming Dilution	$0.96	$1.09
Cash Dividends Declared Per Share	$0.20	$0.19
Weighted Average Number of Shares Outstanding:
Basic	45.1	45.0
Assuming Dilution	45.4	45.3

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net Income	$45.0	$50.7
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(4.8)	(5.7)
Hedging Activities
Change in fair value of hedging activities, net of tax effects of $(5.3) million and $2.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively	(8.5)	3.9
Reclassification of losses included in net income, net of tax effects of $1.5 million and $0.8 million for the three months ended March 29, 2014 and March 30, 2013, respectively	2.4	1.2
Pension Benefit Adjustments
Reclassification adjustments for pension benefits included in net income, net of tax effects of $0.2 million and $0.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively	0.3	0.8
Other Comprehensive Income (Loss)	(10.6)	0.2
Comprehensive Income	34.4	50.9
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.6	0.8
Comprehensive Income Attributable to Regal Beloit Corporation	$33.8	$50.1
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 29, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$406.4	$466.0
Trade Receivables, less allowances of $13.5 million in 2014 and $11.5 million in 2013	543.8	463.8
Inventories	646.0	618.7
Prepaid Expenses and Other Current Assets	112.1	130.6
Deferred Income Tax Benefits	50.0	46.8
Total Current Assets	1,758.3	1,725.9
Net Property, Plant and Equipment	582.7	573.4
Goodwill	1,123.4	1,081.9
Intangible Assets, net of Amortization	242.2	244.2
Other Noncurrent Assets	19.9	18.1
Total Assets	$3,726.5	$3,643.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$361.2	$304.6
Dividends Payable	9.0	9.0
Hedging Obligations	16.2	11.3
Accrued Compensation and Employee Benefits	85.0	85.6
Other Accrued Expenses	124.1	132.0
Current Maturities of Debt	158.9	158.4
Total Current Liabilities	754.4	700.9
Long-Term Debt	608.9	609.0
Deferred Income Taxes	142.5	140.3
Hedging Obligations	16.3	16.8
Pension and Other Post Retirement Benefits	40.8	39.7
Other Noncurrent Liabilities	32.1	34.4
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 45.1 million shares issued in both 2014 and 2013	0.5	0.5
Additional Paid-In Capital	919.8	916.1
Retained Earnings	1,234.2	1,199.4
Accumulated Other Comprehensive Loss	(69.8)	(59.8)
Total Regal Beloit Corporation Shareholders' Equity	2,084.7	2,056.2
Noncontrolling Interests	46.8	46.2
Total Equity	2,131.5	2,102.4
Total Liabilities and Equity	$3,726.5	$3,643.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	49.5	—	1.2	50.7
Other Comprehensive Income (Loss)	—	—	—	0.6	(0.4)	0.2
Dividends Declared ($0.19 per share)	—	—	(8.5)	—	—	(8.5)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.7	—	—	—	1.7
Share-based Compensation	—	2.3	—	—	—	2.3
Balance as of March 30, 2013	$0.4	$907.3	$1,156.0	$(64.7)	$43.9	$2,042.9

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	43.8	—	1.2	45.0
Other Comprehensive Loss	—	—	—	(10.0)	(0.6)	(10.6)
Dividends Declared ($0.20 per share)	—	—	(9.0)	—	—	(9.0)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.0	—	—	—	1.0
Share-based Compensation	—	2.7	—	—	—	2.7
Balance as of March 29, 2014	$0.5	$919.8	$1,234.2	$(69.8)	$46.8	$2,131.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45.0	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.8	31.6
Excess tax benefits from share-based compensation	(1.0)	(0.6)
Loss on disposition of assets, net	0.1	—
Share-based compensation expense	2.7	2.3
Change in operating assets and liabilities, net of acquisitions	(33.8)	(18.0)
Net cash provided by operating activities	45.8	66.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22.3)	(20.6)
Purchases of investment securities	(1.2)	(7.6)
Sales of investment securities	7.7	7.4
Business acquisitions, net of cash acquired	(77.3)	(6.0)
Additions of equipment on operating leases	(1.6)	—
Net cash used in investing activities	(94.7)	(26.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9.0	16.3
Repayments of short-term borrowings	(8.6)	(12.5)
Repayments of long-term debt	(0.1)	(0.1)
Dividends paid to shareholders	(9.0)	(8.5)
Proceeds from the exercise of stock options	0.6	1.2
Excess tax benefits from share-based compensation	1.0	0.6
Net cash used in financing activities	(7.1)	(3.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.6)	0.4
Net (decrease) increase in cash and cash equivalents	(59.6)	36.6
Cash and cash equivalents at beginning of period	466.0	375.3
Cash and cash equivalents at end of period	$406.4	$411.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16.2	$16.4
Income taxes	$8.3	$8.4
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2014
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 28, 2013, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of March 29, 2014 and for the three months ended March 29, 2014 and March 30, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed on February 26, 2014.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 29, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 3, 2015.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension assets and liabilities; derivative fair values; goodwill and intangible impairment; health care; litigation claims and contingencies; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions recently enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of March 29, 2014, the SICAD1 and SICAD2 exchange rates were 10.7 and 50.9 Bolivars per U.S. dollar, respectively. The Company continued to remeasure the Venezuelan assets and liabilities at the official exchange rate of 6.3 Bolivars per U.S. dollar as of March 29, 2014 as that was the specified rate used to convert currency or settle transactions and the Company believes the official foreign exchange rate of 6.3 Bolivars per U.S. dollars remains legally available to it. As of March 29, 2014, the Company had Bolivar-denominated net monetary assets of approximately $12 million in Venezuela.
2. OTHER FINANCIAL INFORMATION
Inventories
Inventories are valued at last-in, first-out (LIFO) for approximately 52% and 49% of the Company’s inventory as of March 29, 2014 and December 28, 2013, respectively.

The approximate percentage distribution between major classes of inventories was as follows:

	March 29, 2014	December 28, 2013
Raw Material and Work in Process	44%	41%
Finished Goods and Purchased Parts	56%	59%

Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	Useful Life in Years	March 29, 2014	December 28, 2013
Land and Improvements		$73.1	$72.3
Buildings and Improvements	3 - 50	244.4	231.1
Machinery and Equipment	3 - 15	809.2	794.5
Property, Plant and Equipment		1,126.7	1,097.9
Less: Accumulated Depreciation		(544.0)	(524.5)
Net Property, Plant and Equipment		$582.7	$573.4

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses, which were recorded in operating expenses, were $0.5 million and $0.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively.
2014 Acquisitions
On February 7, 2014, the Company acquired Hy-Bon Engineering Company, Inc. (Hy-Bon) for $77.0 million, net of cash. The allocation of the purchase price is preliminary as of March 29, 2014. Hy-Bon is a leader in vapor recovery solutions for oil and gas applications and is reported in the Electrical segment.
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

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 29, 2014 and March 30, 2013 were as follows (in millions):

	Three Months Ended
	March 29, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(9.5)	$(23.3)	$(27.0)	$(59.8)
Other comprehensive loss before reclassifications	(8.5)	—	(4.2)	(12.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.4	0.3	—	2.7
Net current period other comprehensive income (loss)	(6.1)	0.3	(4.2)	(10.0)
Ending balance	$(15.6)	$(23.0)	$(31.2)	$(69.8)

	Three Months Ended
	March 30, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(17.4)	$(41.9)	$(6.0)	$(65.3)
Other comprehensive income (loss) before reclassifications	3.9	—	(5.3)	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	0.8	—	2.0
Net current period other comprehensive income (loss)	5.1	0.8	(5.3)	0.6
Ending balance	$(12.3)	$(41.1)	$(11.3)	$(64.7)
The condensed consolidated income statement line item affected by the hedging activities reclassified from accumulated other comprehensive loss in the table above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for pension benefit adjustments in the table above are part of net periodic pension costs recorded in Operating Expenses (see Note 8 of Notes to Condensed Consolidated Financial Statements).
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 29, 2012	$1,151.0	$1,111.7	$39.3
Acquisitions and Valuation Adjustments	15.3	15.3	—
Less: Impairment Charges	76.3	64.2	12.1
Translation Adjustments	(8.1)	(7.8)	(0.3)
Balance as of December 28, 2013	1,081.9	1,055.0	26.9
Acquisitions and Valuation Adjustments	42.5	42.5	—
Translation Adjustments	(1.0)	(1.1)	0.1
Balance as of March 29, 2014	$1,123.4	$1,096.4	$27.0

Cumulative Goodwill Impairment Charges	$76.3	$64.2	$12.1
Intangible Assets
Intangible assets consisted of the following (in millions):

		March 29, 2014		December 28, 2013
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 - 14	$262.7	$107.5	$253.8	$101.4
Technology	3 - 9	132.7	61.9	133.0	57.9
Trademarks	3 - 20	33.3	18.8	32.6	18.0
Patent and Engineering Drawings	10	16.6	15.4	16.6	15.0
Non-compete Agreements	3 - 5	8.3	7.8	8.3	7.8
		$453.6	211.4	$444.3	200.1
Net Values			$242.2		$244.2
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2014	$44.6
2015	36.9
2016	31.9
2017	25.7
2018	23.5

Amortization expense recorded for the three months ended March 29, 2014 and March 30, 2013 was $11.3 million and $11.1 million, respectively.

6. BUSINESS SEGMENTS
The Company has two reportable segments: Mechanical and Electrical. Segment detail was (in millions):

	Electrical	Mechanical	Eliminations	Total
As of and for Three Months Ended March 29, 2014
External sales	$736.8	$64.4	$—	$801.2
Intersegment sales	0.9	1.0	(1.9)	—
Total sales	737.7	65.4	(1.9)	801.2
Gross profit	178.3	16.1	—	194.4
Operating expenses	115.5	9.2	—	124.7
Income from operations	62.8	6.9	—	69.7
Identifiable assets	3,518.9	207.6	—	3,726.5
Depreciation and amortization	29.8	3.0	—	32.8
Capital expenditures	19.5	2.8	—	22.3
As of and for Three Months Ended March 30, 2013
External sales	$711.0	$67.2	$—	$778.2
Intersegment sales	0.9	1.2	(2.1)	—
Total sales	711.9	68.4	(2.1)	778.2
Gross profit	181.3	18.2	—	199.5
Operating expenses	114.0	9.6	—	123.6
Income from operations	67.3	8.6	—	75.9
Identifiable assets	3,441.3	237.1	—	3,678.4
Depreciation and amortization	28.4	3.2	—	31.6
Capital expenditures	18.5	2.1	—	20.6

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of March 29, 2014 and December 28, 2013 was as follows (in millions):

	March 29, 2014	December 28, 2013
Senior notes	$750.0	$750.0
Other	17.8	17.4
	767.8	767.4
Less: Current maturities	(158.9)	(158.4)
Non-current portion	$608.9	$609.0

At March 29, 2014, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes are (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At March 29, 2014, the interest rate was 0.9%.

The Company has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At March 29, 2014, the Company had no outstanding balance on the Facility, $23.5 million of standby letters of credit issued under the Facility and $476.5 million of available borrowing capacity.
At March 29, 2014, other notes payable of $17.8 million were outstanding with a weighted average interest rate of 2.7%. At December 28, 2013, other notes payable of approximately $17.4 million were outstanding with a weighted average interest rate of 2.7%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs, the approximate fair value of the Company's Notes was $762.3 million and $779.6 million as of March 29, 2014 and December 28, 2013, respectively. The Company estimates that the fair value of other debt approximates book value.
The Notes and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of March 29, 2014. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
8. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Service cost	$0.6	$0.7
Interest cost	2.0	1.8
Expected return on plan assets	(2.3)	(2.0)
Amortization of prior service cost and net actuarial loss	0.6	1.1
Net periodic benefit expense	$0.9	$1.6

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2014 fiscal year is $2.0 million and $0.2 million, respectively.
During the first quarter of 2014 and 2013, the Company contributed $0.5 million and $0.5 million, respectively, to defined benefit pension plans. The Company expects to make contributions of $7.9 million in 2014. The Company contributed a total of $5.5 million in 2013. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2013 Annual Report on Form 10-K filed on February 26, 2014.

9. SHAREHOLDERS’ EQUITY
The Company recognized approximately $2.7 million and $2.3 million in share-based compensation expense for the three months ended March 29, 2014 and March 30, 2013, respectively. The total excess income tax benefit recognized relating to share-based compensation for the three months ended March 29, 2014 and March 30, 2013 was approximately $1.0 million and $0.6 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of March 29, 2014, total unrecognized compensation cost related to share-based compensation awards was approximately $18.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years.
Approximately 3.0 million shares were available for future grant or payment under the 2013 Equity Incentive Plan at March 29, 2014.
Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years, are granted at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. There were no share-based incentive awards granted in the first quarter of 2014.
A summary of share-based awards (options and SARs) as of March 29, 2014 follows below. Forfeitures of share-based awards during the three months ended March 29, 2014 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,428,483	$57.27	6.1	$20.3
Exercisable	718,641	$50.13	4.5	15.3

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
During the quarter ended March 29, 2014, RSA and RSU awards had immaterial grant, vesting and forfeiture activity.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200.0% of the targeted payout based on the actual results. PSUs have a performance period of 3 years. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. PSU awards are valued using a Monte Carlo simulation method as of the grant date.
During the quarter ended March 29, 2014, there was no grant or vesting of PSU awards and forfeitures were immaterial.

10. INCOME TAXES
The effective tax rate for the three months ended March 29, 2014 was 26.2% versus 23.2% for the three months ended March 30, 2013. The change in the first quarter 2014 effective rate was primarily driven by the benefit realized in the first quarter of 2013 for the retroactive reinstatement of the research and development tax credit. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of March 29, 2014 and December 28, 2013, the Company had approximately $3.5 million and $4.4 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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
11. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Denominator for basic EPS (weighted average)	45.1	45.0
Effect of dilutive securities	0.3	0.3
Denominator for diluted EPS (weighted average)	45.4	45.3

The “Effect of dilutive securities” represents the dilution impact of equity awards. For the three months ended March 29, 2014 and March 30, 2013, respectively, there were 0.7 million and 0.6 million options where the exercise price was above the average market price which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.
12. CONTINGENCIES
One of the Company’s subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, the Company does not believe these claims, individually or in the aggregate, will have a material effect on its interim condensed consolidated financial statements as a whole.
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
The following is a reconciliation of the changes in accrued warranty costs for the three months ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning balance	$19.3	$20.9
Payments	(5.6)	(4.3)
Provision	4.4	3.8
Acquisition	0.1	1.2
Ending balance	$18.2	$21.6

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

The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 29, 2014.
Cash flow hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. All derivative instruments used by the Company impact operating cash flows.
At March 29, 2014, the Company had $(0.7) million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, the Company had $(0.7) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of March 29, 2014, the Company had outstanding the following currency forward contracts (with maturities extending through December 2015) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$218.2
Chinese Renminbi	159.4
Indian Rupee	37.5
Euro	11.4
Thai Baht	4.5
Australian Dollar	2.1

As of March 29, 2014, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2015) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$159.9
Aluminum	8.9

As of March 29, 2014, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of March 29, 2014 and December 28, 2013 were (in millions):

	March 29, 2014
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$3.8	$15.0
Currency contracts	5.3	1.3	2.8	1.1
Commodity contracts	0.1	—	8.1	0.1
Not designated as hedging instruments:
Currency contracts	—	—	0.1	—
Commodity contracts	1.3	0.1	1.4	0.1
Total Derivatives	$6.7	$1.4	$16.2	$16.3

	December 28, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$5.7	$16.1
Currency contracts	8.4	0.7	3.0	0.7
Commodity contracts	4.0	—	1.7	—
Not designated as hedging instruments:
Currency contracts	—	—	0.1	—
Commodity contracts	0.7	—	0.8	—
Total Derivatives	$13.1	$0.7	$11.3	$16.8

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (pre-tax) for the three months ended March 29, 2014 and March 30, 2013, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 29, 2014				March 30, 2013
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	$(12.9)	$(0.7)	$(0.2)	$(13.8)	$(7.6)	$13.7	$0.2	$6.3
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Gain (loss) recognized in Cost of Sales	(2.5)	1.9	—	(0.6)	0.6	0.8	—	1.4
Loss recognized in Interest Expense	—	—	(3.2)	(3.2)	—	—	(3.2)	(3.2)

The ineffective portion of hedging instruments recognized during the three months ended March 29, 2014 and March 30, 2013 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (loss) recognized in Cost of Sales	$—	$—	$(0.2)	$0.2
The net AOCI hedging component balance of $(15.6) million loss at March 29, 2014 includes $(9.1) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended March 29, 2014 and December 28, 2013.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	March 29, 2014
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$5.3	$(1.6)	$3.7
Derivative Commodity Contracts	1.4	(1.4)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.3	(0.5)	0.8
Derivative Commodity Contracts	0.1	(0.1)	—
Hedging Obligations Current:
Derivative Currency Contracts	2.9	(1.6)	1.3
Derivative Commodity Contracts	9.5	(1.4)	8.1
Hedging Obligations:
Derivative Currency Contracts	1.1	(0.5)	0.6
Derivative Commodity Contracts	0.2	(0.1)	0.1

	December 28, 2013
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.4	$(0.6)	$7.8
Derivative Commodity Contracts	4.7	(2.4)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	(0.2)	0.5
Hedging Obligations Current:
Derivative Currency Contracts	3.1	(0.6)	2.5
Derivative Commodity Contracts	2.5	(2.4)	0.1
Hedging Obligations:
Derivative Currency Contracts	0.7	(0.2)	0.5

14. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of March 29, 2014 and December 28, 2013, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at March 29, 2014 and December 28, 2013.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 29, 2014 and December 28, 2013 (in millions):

	March 29, 2014	December 28, 2013	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$5.3	$8.4	Level 2
Derivative Commodity Contracts	1.4	4.7	Level 2
Investments	1.1	7.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.1	5.1	Level 1
Derivative Currency Contracts	1.3	0.7	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	8.3	8.3	Level 3
Hedging Obligations (current):
Interest Rate Swap	3.8	5.7	Level 2
Derivative Currency Contracts	2.9	3.1	Level 2
Derivative Commodity Contracts	9.5	2.5	Level 2
Hedging Obligations:
Interest Rate Swap	15.0	16.1	Level 2
Derivative Currency Contracts	1.1	0.7	Level 2
Derivative Commodity Contracts	0.2	—	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	1.5	1.4	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 2 inputs based on quoted market prices for similar instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the three months ended March 29, 2014, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three months ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning Balance	$9.7	$21.1
Valuation Adjustments	0.4	0.3
Payments	(0.3)	—
Ending Balance	$9.8	$21.4

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
(15) RESTRUCTURING ACTIVITIES
During fiscal 2013 the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Electrical segment. As a result of these closures, the Company incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the vesting period while the plant relocation costs are expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for the three months ended March 29, 2014 and March 30, 2013, respectively (in millions):

	March 29, 2014	March 30, 2013
Beginning balance	$3.9	$3.1
Provision	4.2	0.9
Less: Payments	2.6	0.8
Ending Balance	$5.5	$3.2

The following is a reconciliation of expenses by type for the restructuring projects for the three months ended March 29, 2014 and March 30, 2013, respectively (in millions):

	March 29, 2014	March 30, 2013
Employee termination expenses	$1.4	$0.4
Property, plant and equipment disposals	1.6	0.3
Other expenses	1.2	0.2
Total restructuring expenses	$4.2	$0.9

For the three months ended March 29, 2014, restructuring charges of $4.2 million were recorded in Cost of Sales. For the three months ended March 30, 2013, restructuring charges of $0.5 million and $0.4 million were recorded in Cost of Sales and Operating Expenses, respectively.

The Company's current restructuring activities are expected to conclude by the fourth quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
Overview -
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

We believe much of the U.S. economy is in a period of slow growth which we expect will continue to make the near-term operating environment challenging. In recent periods we have seen declines in sales of our products used in commercial and industrial applications. We expect this environment of slow economic growth and continued uncertainty about future economic conditions will continue to pressure our organic sales growth in this market.

As the U.S. housing market recovers, there is improving demand for residential HVAC products. However, we continue to see increasing competition primarily on the basis of price and we continue to see residential consumer preferences for standard products as opposed to energy-efficient products. In addition, customers periodically change suppliers to achieve cost savings, technology advantages, supplier diversity or for other reasons and the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products. As we previously disclosed, we anticipate these factors will combine to negatively impact our residential HVAC revenue by up to $10 million over the next two quarters. However, revenue gains from other customers, new product sales or mix changes may offset some or all of the anticipated declines.

We expect our gross margin to be challenged in the next quarter by operational inefficiencies associated with various previously announced plant relocations.
In addition, we have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions recently enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of March 29, 2014, the SICAD1 and SICAD2 exchange rates were 10.7 and 50.9 Bolivars per U.S. dollar, respectively. We continued to remeasure the Venezuelan assets and liabilities at the official exchange rate of 6.3 Bolivars per U.S. dollar as of March 29, 2014 as that was the specified rate used to convert currency or settle transactions and we believe the official foreign exchange rate of 6.3 Bolivars per U.S. dollars remains legally available to us. We expect that there may be a financial impact to us when the official exchange rate is revalued, or further information becomes available, clarifying a more appropriate alternative exchange rate. As of March 29, 2014, we had Bolivar-denominated net monetary assets of approximately $12 million in Venezuela.

Results of Operations

Net Sales
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Dollars in Millions)
Net Sales	$801.2	$778.2
Sales growth rate	3.0%	(3.7)%

Net Sales by Segment:
Electrical segment	$736.8	$711.0
Sales growth rate	3.6%	(3.4)%
Mechanical segment	$64.4	$67.2
Sales growth rate	(4.2)%	(6.7)%

Three Months Ended March 29, 2014 Compared to March 30, 2014
Net sales for the first quarter 2014 included $23.4 million of incremental net sales from the recently acquired businesses. Excluding the acquired businesses, net sales for the first quarter 2014 decreased 0.1% and reflected (i) price decreases of approximately 0.5%, (ii) an increase from volume and mix changes of approximately 1.4% and (iii) a decrease from foreign currency translation of approximately 1.0%.
Electrical segment net sales in the first quarter included $23.4 million from businesses acquired within the last year. North American residential HVAC net sales increased 5.3% for the first quarter 2014 compared to the first quarter of 2013. North American commercial and industrial motor net sales decreased 3.6% due primarily to weaker sales to agriculture and commercial refrigeration applications, adverse weather conditions and the impact of foreign currency translation.
Mechanical segment net sales decreased $2.8 million or 4.2% for the first quarter 2014 compared to the first quarter 2013. Mechanical segment sales in North America for the three months ended March 29, 2014 decreased 6.7% compared to the three months ended March 30, 2013, primarily related to lower sales to the natural gas fracturing end market.
In the first quarter of 2014, net sales of high efficiency products increased 4.6% compared to the first quarter of 2013 and represented 19.9% of gross net sales compared to 19.6% of gross net sales in 2013.
First quarter 2014 net sales to regions outside the United States were flat compared to the first quarter 2013 and represented 33.9% of net sales. Excluding the impact of the businesses acquired in the last twelve months, net sales to regions outside the United States decreased 3.8% compared to first quarter 2013. Foreign currency exchange rates negatively impacted international sales by 2.9% for the first quarter 2014 compared to the first quarter 2013.

Gross Profit
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Dollars in Millions)
Gross Profit	$194.4	$199.5
Gross profit percentage	24.3%	25.6%

Gross Profit by Segment:
Electrical segment	$178.3	$181.3
Gross profit percentage	24.2%	25.5%
Mechanical segment	$16.1	$18.2
Gross profit percentage	25.0%	27.1%

Three Months Ended March 29, 2014 Compared to March 30, 2014
Gross profit margin for the first quarter 2014 was 24.3% compared to 25.6% for the first quarter 2013. Gross profit margin for the first quarter 2014 was negatively impacted by $4.2 million of restructuring expenses, $1.0 million of purchase accounting adjustments from the acquired businesses and expenses associated with operational inefficiencies in connection with restructuring efforts. First quarter 2013 included $0.5 million of restructuring expenses.
Electrical segment gross profit for the first quarter 2014 included $4.2 million of restructuring expenses and $1.0 million of purchase accounting adjustments from the acquired businesses. First quarter 2013 Electrical segment gross profit included $0.5 million of restructuring expense.
Mechanical segment gross profit margin was 25.0% for the first quarter 2014, compared to 27.1% for the first quarter 2013. Mechanical segment gross profit decline was primarily due to lower sales to the natural gas fracturing end market compared to fixed manufacturing costs.

Operating Expenses
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Dollars in Millions)
Operating Expenses	$124.7	$123.6
As a percentage of net sales	15.6%	15.9%

Operating Expenses by Segment:
Electrical segment	$115.5	$114.0
As a percentage of net sales	15.7%	16.0%
Mechanical segment	$9.2	$9.6
As a percentage of net sales	14.3%	14.3%

Three Months Ended March 29, 2014 Compared to March 30, 2014
Operating expenses for the first quarter of 2014 included $3.9 million of operating expenses from the acquired businesses as well as $0.5 million of acquisition related costs.
Electrical segment operating expenses for the first quarter 2014 included $3.9 million of operating expenses from the acquired businesses and $0.5 million of transaction costs. Electrical segment operating expenses for the first quarter 2013 included $0.4 million of restructuring charges.
Mechanical segment operating expenses for the first quarter 2014 were flat with the prior year on a percent of sales basis.

Income from Operations
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Dollars in Millions)
Income from Operations	$69.7	$75.9
As a percentage of net sales	8.7%	9.8%

Income from Operations by Segment
Electrical segment	$62.8	$67.3
As a percentage of net sales	8.5%	9.5%
Mechanical segment	$6.9	$8.6
As a percentage of net sales	10.7%	12.8%

Three Months Ended March 29, 2014 Compared to March 30, 2014
Income from operations was $69.7 million for the first quarter 2014 compared to $75.9 million for the first quarter 2013. As a percentage of sales, income from operations was 8.7% for the first quarter 2014 compared to 9.8% for the first quarter 2013.
Electrical segment income from operations was 8.5% of net sales for the first quarter 2014 compared to 9.5% of net sales for the first quarter 2013.
Mechanical segment income from operations was 10.7% of net sales for the first quarter 2014 compared to 12.8% of net sales for the first quarter 2013.

Interest Expense, Net
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Dollars in Millions)
Interest Expense, Net	$8.7	$9.9

Three Months Ended March 29, 2014 Compared to March 30, 2014
Net interest expense for the first quarter 2014 decreased driven by interest earned on investments with higher average interest rates compared to the first quarter 2013.

Provision for Income Taxes
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Dollars in Millions)
Provision for Income Taxes	$16.0	$15.3
Effective Tax Rate	26.2%	23.2%

Three Months Ended March 29, 2014 Compared to March 30, 2014
The effective tax rate for the first quarter 2014 was 26.2% compared to 23.2% for the first quarter 2013 and was primarily driven by the benefit realized in the first quarter of 2013 for the retroactive reinstatement of the research and development tax credit. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$43.8	$49.5
Fully Diluted Earnings Per Share	$0.96	$1.09
Average Number of Diluted Shares	45.4	45.3

Three Months Ended March 29, 2014 Compared to March 30, 2014
Net Income Attributable to Regal Beloit Corporation for the first quarter 2014 was $43.8 million, a decrease of 11.5% compared to $49.5 million for the first quarter 2013. Fully diluted earnings per share was $0.96 for the first quarter 2014 compared to $1.09 for the first quarter 2013. The average number of diluted shares was 45.4 million during the first quarter 2014 compared to 45.3 million during the first quarter 2013.

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
Cash flow provided by operating activities (“operating cash flow”) was $45.8 million for the three months ended March 29, 2014, a $20.2 million decrease from the three months ended March 30, 2013, due to lower net income and increased working capital requirements in 2014.
Cash flow used in investing activities was $94.7 million for the three months ended March 29, 2014, an increase of $67.9 million from the three months ended March 30, 2013 primarily due to the acquisition of Hy-Bon. Capital expenditures were $22.3 million in the three months ended March 29, 2014 compared to $20.6 million in the three months ended March 30, 2013. Business acquisitions were $77.3 million for the three months ended March 29, 2014, compared to $6.0 million for the three months ended March 30, 2013, driven by the Hy-Bon acquisition in 2014.
Cash flow used in financing activities for the three months ended March 29, 2014 was $7.1 million compared to $3.0 million in the three months ended March 30, 2013 due to declines in net activity related to short-term borrowing.
Working capital was $1.0 billion at March 29, 2014 and December 28, 2013, respectively.
The following table presents selected financial information and ratios as of March 29, 2014 and December 28, 2013 (in millions):

	March 29,	December 28,
	2014	2013
Cash and Cash Equivalents	$406.4	$466.0
Trade Receivables, Net	543.8	463.8
Inventories	646.0	618.7
Working Capital	1,003.9	1,025.0
Current Ratio	2.3:1	2.5:1

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
In August 2014 $150.0 million of the 2007 Notes will mature. We anticipate repaying these Notes at maturity with a combination of existing cash and borrowings under our revolving credit facility.
At March 29, 2014, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the senior notes at March 29, 2014 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At March 29, 2014, the interest rate was 0.9%.

We have a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At March 29, 2014, we had no outstanding balance on the Facility and had $23.5 million of standby letters of credit issued under the Facility and $476.5 million of available borrowing capacity.
At March 29, 2014, other notes payable of approximately $17.8 million were outstanding with a weighted average interest rate of 2.7%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs, the approximate fair value of our Notes was $762.3 million and $779.6 million as of March 29, 2014 and December 28, 2013, respectively. We estimate that the fair value of other debt approximates book value.
The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of March 29, 2014. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (See also Note 13 of Notes to Condensed Consolidated Financial Statements).
Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended December 28, 2013, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At March 29, 2014, net of interest rate swaps, we had $506.6 million of fixed rate debt and $261.2 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at March 29, 2014 would result in an immaterial change in after-tax annualized earnings.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of March 29, 2014, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(3.8)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(15.0)

As of March 29, 2014, the interest rate swap liabilities of $(3.8) million and $(15.0) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. As of December 28, 2013, the interest rate swap liabilities of $(5.7) million and $(16.1) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. The unrealized loss on the effective portion of the contracts net of tax of $(11.6) million and $(13.5) million as of March 29, 2014 and December 28, 2013, respectively, was recorded in AOCI.

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
Venezuela
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions recently enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of March 29, 2014, the SICAD1 and SICAD2 exchange rates were 10.7 and 50.9 Bolivars per U.S. dollar, respectively. The Company continued to remeasure the Venezuelan assets and liabilities at the official exchange rate of 6.3 Bolivars per U.S. dollar as of March 29, 2014 as that was the specified rate used to convert currency or settle transactions and the Company believes the official foreign exchange rate of 6.3 Bolivars per U.S. dollars remains legally available to it. As of March 29, 2014, the Company had Bolivar-denominated net monetary assets of approximately $12 million in Venezuela.

Derivatives
As of March 29, 2014, derivative currency assets (liabilities) of $5.3 million, $1.3 million, $(2.9) million and $(1.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 28, 2013, derivative currency assets (liabilities) of $8.4 million, $0.7 million, $(3.1) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized gains on the effective portion of the contracts of $1.7 million net of tax, and $3.4 million net of tax, as of March 29, 2014 and December 28, 2013, was recorded in AOCI. At March 29, 2014, we had $0.9 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, we had $0.8 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2014 when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 29, 2014 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$218.2	$4.2	$21.8	$(21.8)
Chinese Renminbi	159.4	(0.9)	15.9	(15.9)
Indian Rupee	37.5	(0.4)	3.8	(3.8)
Euro	11.4	(0.2)	1.1	(1.1)
Thai Baht	4.5	(0.1)	0.5	(0.5)
Australian Dollar	2.1	—	0.2	(0.2)

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
Derivative commodity assets (liabilities) of $1.4 million, $0.1 million, $(9.5) million and $(0.2) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively, at March 29, 2014. Derivative commodity assets (liabilities) of $4.7 million and $(2.5) million are recorded in Prepaid Expenses and Hedging Obligations (current), respectively, at December 28, 2013. The unrealized gain (loss) on the effective portion of the contracts of $(5.0) million net of tax and $1.3 million net of tax, as of March 29, 2014 and December 28, 2013, respectively, was recorded in AOCI. At March 29, 2014, we had $(1.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, there was $(1.5) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2014 when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 29, 2014 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$159.9	$(7.9)	$16.0	$(16.0)
Aluminum	8.9	(0.3)	0.9	(0.9)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(15.6) million loss at March 29, 2014 includes $(9.1) million of net current deferred losses expected to be realized in the next twelve months.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, which is incorporated here by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our 2013 Annual Report on Form 10-K for the year ended December 28, 2013, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended March 29, 2014.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
December 29 to February 1	626	$74.46	—	3,000,000
February 2 to March 1	1,748	$73.69	—	3,000,000
March 2 to March 29	6,411	$73.41	—	3,000,000
	8,785		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 29, 2014, there were 8,785 shares acquired in connection with equity incentive plans.
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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2014

REGAL BELOIT CORPORATION (Registrant)

/s/ Peter J. Rowley
Peter J. Rowley Vice President Corporate Controller (Principal Accounting Officer)
Date: May 8, 2014