Form 10-Q
period 2014-06-28
REGAL BELOIT CORP
filed 2014-08-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 4, 2014 there were 45,184,322 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

•	unanticipated liabilities of acquired businesses;

•	effects on earnings of any significant impairment of goodwill or intangible assets;

•	cyclical downturns affecting the global market for capital goods;

•	difficulties associated with managing foreign operations; and

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Sales	$850.4	$822.0	$1,651.6	$1,600.2
Cost of Sales	639.4	612.8	1,246.2	1,191.5
Gross Profit	211.0	209.2	405.4	408.7
Operating Expenses	122.3	128.1	247.0	251.7
Goodwill Impairment	1.0	—	1.0	—
Total Operating Expenses	123.3	128.1	248.0	251.7
Income From Operations	87.7	81.1	157.4	157.0
Interest Expense	10.3	10.7	20.7	21.3
Interest Income	1.7	1.1	3.4	1.8
Income Before Taxes	79.1	71.5	140.1	137.5
Provision For Income Taxes	21.0	17.9	37.0	33.2
Net Income	58.1	53.6	103.1	104.3
Less: Net Income Attributable to Noncontrolling Interests	1.9	2.5	3.1	3.7
Net Income Attributable to Regal Beloit Corporation	$56.2	$51.1	$100.0	$100.6
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.24	$1.14	$2.22	$2.24
Assuming Dilution	$1.24	$1.13	$2.20	$2.22
Cash Dividends Declared Per Share	$0.22	$0.20	$0.42	$0.39
Weighted Average Number of Shares Outstanding:
Basic	45.2	45.0	45.1	45.0
Assuming Dilution	45.5	45.3	45.5	45.3

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Income	$58.1	$53.6	$103.1	$104.3
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	3.0	(23.1)	(1.8)	(28.8)
Hedging Activities:
Change in fair value of hedging activities, net of tax effects of $4.0 million and $(8.0) million for the three months ended June 28, 2014 and June 29, 2013, and $(1.3) million and $(5.6) million for the six months ended June 28, 2014 and June 29, 2013, respectively	6.5	(13.1)	(2.0)	(9.2)
Reclassification adjustment for losses included in net income, net of tax effects of $1.7 million and $0.1 million for the three months ended June 28, 2014 and June 29, 2013, and $3.2 million and $0.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively	2.7	0.3	5.1	1.5
Defined benefit pension plans:
Increase in prior service cost and unrecognized gain (loss), net of immaterial tax effects for the three and six months ended June 28, 2014	(0.5)	—	(0.5)	—
Reclassification adjustments for pension benefits included in net income, net of tax effects of $0.2 and $(0.1) million for the three months ended June 28, 2014 and June 29, 2013, and $0.4 million and $0.3 million for the six months ended June 28, 2014 and June 29, 2013 respectively	0.4	(0.2)	0.7	0.6
Other comprehensive income (loss)	12.1	(36.1)	1.5	(35.9)
Comprehensive income	70.2	17.5	104.6	68.4
Less: Comprehensive income attributable to noncontrolling interest	1.6	1.9	2.2	2.7
Comprehensive Income Attributable to Regal Beloit Corporation	$68.6	$15.6	$102.4	$65.7
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 28, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$445.3	$466.0
Trade Receivables, less allowances of $13.9 million in 2014 and $11.5 million in 2013	565.2	463.8
Inventories	659.4	618.7
Prepaid Expenses and Other Current Assets	126.7	130.6
Deferred Income Tax Benefits	45.0	46.8
Total Current Assets	1,841.6	1,725.9
Net Property, Plant and Equipment	580.0	573.4
Goodwill	1,121.4	1,081.9
Intangible Assets, net of Amortization	233.7	244.2
Other Noncurrent Assets	22.7	18.1
Total Assets	$3,799.4	$3,643.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$364.5	$304.6
Dividends Payable	9.9	9.0
Hedging Obligations	7.3	11.3
Accrued Compensation and Employee Benefits	87.3	85.6
Other Accrued Expenses	134.7	132.0
Current Maturities of Debt	158.2	158.4
Total Current Liabilities	761.9	700.9
Long-Term Debt	608.8	609.0
Deferred Income Taxes	145.2	140.3
Hedging Obligations	15.1	16.8
Pension and Other Post Retirement Benefits	41.0	39.7
Other Noncurrent Liabilities	33.0	34.4
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 45.1 million shares issued in both 2014 and 2013	0.5	0.5
Additional Paid-In Capital	922.5	916.1
Retained Earnings	1,280.4	1,199.4
Accumulated Other Comprehensive Loss	(57.4)	(59.8)
Total Regal Beloit Corporation Shareholders' Equity	2,146.0	2,056.2
Noncontrolling Interests	48.4	46.2
Total Equity	2,194.4	2,102.4
Total Liabilities and Equity	$3,799.4	$3,643.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	100.6	—	3.7	104.3
Other Comprehensive Loss	—	—	—	(34.9)	(1.0)	(35.9)
Dividends Declared ($0.39 per share)	—	—	(17.6)	—	—	(17.6)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.4	—	—	—	1.4
Share-based Compensation	—	5.4	—	—	—	5.4
Balance as of June 29, 2013	$0.4	$910.1	$1,198.0	$(100.2)	$45.8	$2,054.1

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	100.0	—	3.1	103.1
Other Comprehensive Income (Loss)	—	—	—	2.4	(0.9)	1.5
Dividends Declared ($0.42 per share)	—	—	(19.0)	—	—	(19.0)
Stock Options Exercised, including income tax benefit and share cancellations	—	0.1	—	—	—	0.1
Share-based Compensation	—	6.3	—	—	—	6.3
Balance as of June 28, 2014	$0.5	$922.5	$1,280.4	$(57.4)	$48.4	$2,194.4
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103.1	$104.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.0	63.4
Goodwill impairment	1.0	—
Excess tax benefits from share-based compensation	(1.2)	(0.7)
Loss on disposition of assets, net	0.2	0.3
Share-based compensation expense	6.3	5.4
Change in operating assets and liabilities, net of acquisitions	(32.1)	(15.4)
Net cash provided by operating activities	145.3	157.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(42.9)	(47.2)
Purchases of investment securities	(22.2)	(16.0)
Proceeds from sale of investment securities	8.7	15.8
Business acquisitions, net of cash acquired	(77.6)	(6.0)
Additions of equipment on operating leases	(3.2)	—
Proceeds from sale of assets	0.1	—
Net cash used in investing activities	(137.1)	(53.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	20.0
Repayments under revolving credit facility	—	(17.0)
Proceeds from short-term borrowings	11.9	22.7
Repayments of short-term borrowings	(12.2)	(20.4)
Repayments of long-term debt	(0.1)	(55.2)
Dividends paid to shareholders	(18.1)	(17.0)
Payments of contingent consideration	(8.6)	—
Proceeds from the exercise of stock options	0.8	2.2
Excess tax benefits from share-based compensation	1.2	0.7
Net cash used in financing activities	(25.1)	(64.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.8)	(0.8)
Net (decrease) increase in cash and cash equivalents	(20.7)	39.1
Cash and cash equivalents at beginning of period	466.0	375.3
Cash and cash equivalents at end of period	$445.3	$414.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$20.4	$20.9
Income taxes	$19.4	$22.3
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2014
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 28, 2013, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 28, 2014 and for the three and six months ended June 28, 2014 and June 29, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed on February 26, 2014.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 28, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 3, 2015.
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
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers” (Accounting Standard update 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates may include identifying performance obligations in the contracts, estimating the amount of variable consideration to include the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption.
The Company is required to adopt the new requirements in the first quarter of 2017. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements and does not currently believe the impact will be significant.
Accounting for Highly Inflationary Economies
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions recently enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of June 28, 2014, the SICAD1 and SICAD2 exchange rates were 10.6 and 50.0 Bolivars per U.S. dollar, respectively.
As of June 28, 2014, the Company continued to remeasure local currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 based on charges incurred related to import tariffs. The Company believes that its imports will continue to qualify for the official rate and intends to pursue this rate for future exchanges. To date, the Company has not gained access to U.S. dollars in Venezuela through either SICAD1 or SICAD2 auctions. Whether it will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear.

At June 28, 2014, the Company had approximately $11.0 million of net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if the Company were to determine that it is more appropriate to utilize one of the other legal auction-based exchange rates for financial reporting purposes, it would result in the Company recording a devaluation charge in its Consolidated Statement of Income. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes.
2. OTHER FINANCIAL INFORMATION
Inventories
Inventories are valued at last-in, first-out (LIFO) for approximately 54% and 49% of the Company’s inventory as of June 28, 2014 and December 28, 2013, respectively.

The approximate percentage distribution between major classes of inventories was as follows:

	June 28, 2014	December 28, 2013
Raw Material and Work in Process	44%	41%
Finished Goods and Purchased Parts	56%	59%
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	Useful Life in Years	June 28, 2014	December 28, 2013
Land and Improvements		$72.8	$72.3
Buildings and Improvements	3 - 50	246.5	231.1
Machinery and Equipment	3 - 15	823.3	794.5
Property, Plant and Equipment		1,142.6	1,097.9
Less: Accumulated Depreciation		(562.6)	(524.5)
Net Property, Plant and Equipment		$580.0	$573.4

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses, which were recorded in operating expenses as incurred, were $0.6 million and $1.1 million for the three and six months ended June 28, 2014, respectively, and $2.9 million and $3.2 million for the three and six months ended June 29, 2013, respectively.
2014 Acquisitions
On February 7, 2014, the Company acquired Hy-Bon Engineering Company, Inc. ("Hy-Bon") for $77.6 million, net of cash. Hy-Bon is a leader in vapor recovery solutions for oil and gas applications and is reported in the Electrical segment.
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

The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 28, 2014 and June 29, 2013 were as follows (in millions):

	Three Months Ended
	June 28, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(15.6)	$(23.0)	$(31.2)	$(69.8)
Other comprehensive income (loss) before reclassifications	6.5	(0.5)	3.3	9.3
Amounts reclassified from accumulated other comprehensive income (loss)	2.7	0.4	—	3.1
Net current period other comprehensive income (loss)	9.2	(0.1)	3.3	12.4
Ending balance	$(6.4)	$(23.1)	$(27.9)	$(57.4)

	Three Months Ended
	June 29, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(12.3)	$(41.1)	$(11.3)	$(64.7)
Other comprehensive income (loss) before reclassifications	(13.1)	—	(22.5)	(35.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.2)	—	0.1
Net current period other comprehensive income (loss)	(12.8)	(0.2)	(22.5)	(35.5)
Ending balance	$(25.1)	$(41.3)	$(33.8)	$(100.2)

	Six Months Ended
	June 28, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(9.5)	$(23.3)	$(27.0)	$(59.8)
Other comprehensive income (loss) before reclassifications	(2.0)	(0.5)	(0.9)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	5.1	0.7	—	5.8
Net current period other comprehensive income (loss)	3.1	0.2	(0.9)	2.4
Ending balance	$(6.4)	$(23.1)	$(27.9)	$(57.4)

	Six Months Ended
	June 29, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(17.4)	$(41.9)	$(6.0)	$(65.3)
Other comprehensive income (loss) before reclassifications	(9.2)	—	(27.8)	(37.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	0.6	—	2.1
Net current period other comprehensive income (loss)	(7.7)	0.6	(27.8)	(34.9)
Ending balance	$(25.1)	$(41.3)	$(33.8)	$(100.2)

The condensed consolidated income statement line items affected by the hedging activities reclassified from accumulated other comprehensive loss in the tables above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for pension benefit adjustments in the tables above are part of net periodic pension costs recorded in Operating Expenses (see Note 8 of Notes to Condensed Consolidated Financial Statements).
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill during the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
The Company's reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during the quarter ended June 28, 2014 as a result of the closing of the facility. This resulted in a $1.0 million impairment charge to goodwill.
The following information presents changes to goodwill during the six months ended June 28, 2014 indicated (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 28, 2013	1,081.9	1,055.0	26.9
Acquisitions and Valuation Adjustments	40.6	40.6	—
Less: Impairment Charges	1.0	1.0	—
Translation Adjustments	(0.1)	(0.2)	0.1
Balance as of June 28, 2014	$1,121.4	$1,094.4	$27.0

Cumulative Goodwill Impairment Charges	$77.3	$65.2	$12.1

Intangible Assets
Intangible assets consisted of the following (in millions):

		June 28, 2014		December 28, 2013
	Useful Life (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	3 - 14	$266.4	$113.7	$253.8	$101.4
Technology	3 - 9	131.8	66.2	133.0	57.9
Trademarks	3 - 20	33.4	19.5	32.6	18.0
Patent and Engineering Drawings	10	16.5	15.8	16.6	15.0
Non-compete Agreements	3 - 5	8.7	7.9	8.3	7.8
		$456.8	223.1	$444.3	200.1
Net Values			$233.7		$244.2
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2014	$45.1
2015	37.4
2016	32.3
2017	25.6
2018	23.6

Amortization expense recorded for the three and six months ended June 28, 2014 was $11.6 million and $22.9 million, respectively. Amortization expense recorded for the three and six months ended June 29, 2013 was $11.0 million and $22.1 million, respectively.

6. BUSINESS SEGMENTS
The Company has two reportable segments: Mechanical and Electrical. Segment detail was (in millions):

	Electrical	Mechanical	Eliminations	Total
As of and for Three Months Ended June 28, 2014
External sales	$780.9	$69.5	$—	$850.4
Intersegment sales	0.9	1.4	(2.3)	—
Total sales	781.8	70.9	(2.3)	850.4
Gross profit	193.3	17.7	—	211.0
Operating expenses	112.8	9.5	—	122.3
Goodwill impairment	1.0	—	—	1.0
Income from operations	79.5	8.2	—	87.7
Identifiable assets	3,596.4	203.0	—	3,799.4
Depreciation and amortization	32.0	3.2	—	35.2
Capital expenditures	19.3	1.3	—	20.6
As of and for Three Months Ended June 29, 2013
External sales	$753.3	$68.7	$—	$822.0
Intersegment sales	1.1	1.7	(2.8)	—
Total sales	754.4	70.4	(2.8)	822.0
Gross profit	191.5	17.7	—	209.2
Operating expenses	118.8	9.3	—	128.1
Income from operations	72.7	8.4	—	81.1
Identifiable assets	3,441.3	226.8	—	3,668.1
Depreciation and amortization	28.7	3.1	—	31.8
Capital expenditures	24.4	2.2	—	26.6

As of and for Six Months Ended June 28, 2014
External sales	$1,517.7	$133.9	$—	$1,651.6
Intersegment sales	1.7	2.5	(4.2)	—
Total sales	1,519.4	136.4	(4.2)	1,651.6
Gross profit	371.6	33.8	—	405.4
Operating expenses	228.3	18.7	—	247.0
Goodwill impairment	1.0	—	—	1.0
Income from operations	142.3	15.1	—	157.4
Identifiable assets	3,596.4	203.0	—	3,799.4
Depreciation and amortization	61.8	6.2	—	68.0
Capital expenditures	38.8	4.1	—	42.9
As of and for Six Months Ended June 29, 2013
External Sales	$1,464.3	$135.9	$—	$1,600.2
Intersegment sales	2.0	2.8	(4.8)	—
Total sales	1,466.3	138.7	(4.8)	1,600.2
Gross profit	372.8	35.9	—	408.7
Operating expenses	232.8	18.9	—	251.7
Income from operations	140.0	17.0	—	157.0
Identifiable assets	3,441.3	226.8	—	3,668.1
Depreciation and amortization	57.1	6.3	—	63.4
Capital expenditures	43.1	4.1	—	47.2

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of June 28, 2014 and December 28, 2013 was as follows (in millions):

	June 28, 2014	December 28, 2013
Senior notes	$750.0	$750.0
Other	17.0	17.4
	767.0	767.4
Less: Current maturities	(158.2)	(158.4)
Non-current portion	$608.8	$609.0

At June 28, 2014, the Company had $750.0 million of senior notes (the “Notes”) outstanding. Details on the Notes are as follows (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1)	Interest rates vary as LIBOR varies. At June 28, 2014, the interest rate was 0.9%.

The Company has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At June 28, 2014, the Company had no outstanding balance on the Facility and had $23.7 million of standby letters of credit issued under the Facility with $476.3 million of available borrowing capacity.
At June 28, 2014, other notes payable of $17.0 million were outstanding with a weighted average interest rate of 2.5%. At December 28, 2013, other notes payable of approximately $17.4 million were outstanding with a weighted average interest rate of 2.7%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs, the approximate fair value of the Company's Notes was $779.3 million and $779.6 million as of June 28, 2014 and December 28, 2013, respectively. The Company estimates that the fair value of other debt approximates book value.
The Notes and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of June 28, 2014. The Company believes that it will continue to be in compliance with these covenants for the foreseeable future.
In August 2014, $150.0 million of the 2007 Notes will mature. The Company anticipates repaying these Notes at maturity with a combination of existing cash and borrowings under its revolving credit facility.

8. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	2.0	1.8	4.0	3.6
Expected return on plan assets	(2.2)	(2.0)	(4.5)	(4.0)
Amortization of prior service cost and net actuarial loss	0.5	1.1	1.1	2.1
Net periodic benefit expense	$0.9	$1.6	$1.8	$3.1

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2014 fiscal year is $2.0 million and $0.2 million, respectively.
For the three months ended June 28, 2014 and June 29, 2013, the Company contributed $0.6 million and $0.6 million, respectively, to defined benefit pension plans. For the six months ended June 28, 2014 and June 29, 2013, the Company contributed $1.1 million and $1.1 million, respectively, to defined benefit pension plans. The Company expects to make contributions of $2.9 million in 2014. The Company contributed a total of $5.5 million in 2013. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2013 Annual Report on Form 10-K filed on February 26, 2014.

9. SHAREHOLDERS’ EQUITY
The Company recognized approximately $3.6 million and $3.1 million in share-based compensation expense for the three months ended June 28, 2014 and June 29, 2013, respectively. Share-based compensation expense for the six month period ended June 28, 2014 and June 29, 2013 was $6.3 million and $5.4 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the six months ended June 28, 2014 and June 29, 2013 was approximately $1.2 million and $0.7 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of June 28, 2014, total unrecognized compensation cost related to share-based compensation awards was approximately $16.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.0 years.
Approximately 3.0 million shares were available for future grant under the 2013 Equity Incentive Plan at June 28, 2014.

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years, are granted at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date. Historically, the majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the six months ended June 28, 2014, and June 29, 2013, respectively, 148,955 and 173,825 share-based incentive awards were granted. The per share weighted average fair value of share-based incentive awards granted during those respective periods was $28.01 and $23.01. Compensation expense recognized related to the options and SAR's was $1.5 million and $1.6 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $2.6 million and $2.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively.
As of June 28, 2014, there was $13.8 million of unrecognized compensation cost related to non-vested options and SAR's that is expected to be recognized as a charge to earnings over a weighted average period of 3.3 years.
The assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	June 28, 2014	June 29, 2013
Risk-free interest rate	2.0%	1.1%
Expected life (years)	7.0	7.0
Expected volatility	37.7%	38.5%
Expected dividend yield	1.2%	1.2%
The weighted average fair value of SARs granted during the six months ended June 28, 2014 was $28.01. There were no options granted during the six months ended June 28, 2014.
A summary of share-based awards (options and SARs) as of June 28, 2014 follows below. Forfeitures of share-based awards during the six months ended June 28, 2014 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,508,436	$59.21	6.3	$28.4
Exercisable	886,254	$53.04	4.9	22.1

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

Following is a summary of RSA award activity for the six months ended June 28, 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs at December 28, 2013	40,717	$66.50	2.0
Granted	12,144	75.76
Vested	27,170	67.90
Forfeited	—	—
Unvested RSAs June 28, 2014	25,691	$69.40	0.8
RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.4 million and $0.3 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $0.8 million and $0.4 million for the six months ended June 28, 2014 and June 29, 2013, respectively.
As of June 28, 2014, there was $1.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.8 years.
Following is a summary of RSU award activity for the six months ended June 28, 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs at December 28, 2013	210,264	65.57	1.9
Granted	77,950	75.76
Vested	45,873	71.35
Forfeited	5,035	63.05
Unvested RSUs at June 28, 2014	237,306	67.85	2.2
RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $1.4 million and $1.2 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $2.5 million and $2.0 million for the six months ended June 28, 2014 and June 29, 2013, respectively.
As of June 28, 2014, there was $10.6 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.2 years.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares vest and become payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200.0% of the targeted payout based on the actual results. PSUs have a performance period of 3 years. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. PSU awards are valued using a Monte Carlo simulation method as of the grant date.

The assumptions used in the Company's Monte Carlo simulation related to grants for PSUs were as follows:

	June 28, 2014	June 29, 2013
Risk-free interest rate	0.9%	0.3%
Expected life (years)	3.0	3.0
Expected volatility	32.0%	35.0%
Expected dividend yield	1.1%	1.2%
Following is a summary of PSU activity for the six months ended June 28, 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs at December 28, 2013	35,730	$56.71	2.3
Granted	25,310	83.74
Vested	—	—
Forfeited	1,645	56.71
Unvested PSUs at June 28, 2014	59,395	$68.23	2.5
Compensation expense for awards granted is based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.2 million and $0.1 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $0.4 million and $0.1 million for the six months ended June 28, 2014 and June 29, 2013, respectively. Total future compensation expense for all PSUs granted as of June 28, 2014 is estimated to be $3.3 million recognized as a charge to earnings over a weighted average period of 2.5 years.

10. INCOME TAXES
The effective tax rate for the three months ended June 28, 2014 was 26.5% versus 25.0% for the three months ended June 29, 2013. The effective tax rate for the six months ended June 28, 2014 was 26.4% versus 24.1%. The change in the second quarter 2014 effective rate was primarily driven by the increase in the Mexican tax rate. Also, a retroactive benefit was recorded in 2013 for the China Hi-Technology benefit. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of June 28, 2014 and December 28, 2013, the Company had approximately $4.0 million and $4.4 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
11. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Denominator for basic EPS (weighted average)	45.2	45.0	45.1	45.0
Effect of dilutive securities	0.3	0.3	0.4	0.3
Denominator for diluted EPS (weighted average)	45.5	45.3	45.5	45.3

The “Effect of dilutive securities” represents the dilution impact of equity awards. For the three months ended June 28, 2014 and June 29, 2013, respectively, there were 0.3 million and 0.7 million options where the exercise price was above the average market price which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive. For the six months ended June 28, 2014, there were 0.2 million and 0.6 million shares, respectively, where the exercise price was above the average market price and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.

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
The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Beginning balance	$18.2	$21.6	$19.3	$20.9
Payments	(5.2)	(4.2)	(10.8)	(8.5)
Provision	4.6	4.6	9.0	8.4
Acquisition	—	—	0.1	1.2
Ending balance	$17.6	$21.9	$17.6	$21.9

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 28, 2014.
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
At June 28, 2014, the Company had $0.3 million, net of tax, of derivative gains on closed hedge instruments in Accumulated Other Comprehensive Income (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, the Company had $(0.7) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of June 28, 2014, the Company had outstanding the following currency forward contracts (with maturities extending through December 2015) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$196.1
Chinese Renminbi	173.6
Indian Rupee	41.1
Euro	11.4
Thai Baht	3.8
Australian Dollar	1.7

As of June 28, 2014, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2015) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$132.1
Aluminum	6.5

As of June 28, 2014, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $250.0 million (with maturities extending to August 2017).
Fair values of derivative instruments as of June 28, 2014 and December 28, 2013 were (in millions):

	June 28, 2014
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$1.9	$14.4
Currency contracts	6.1	2.2	2.3	0.7
Commodity contracts	2.0	—	1.8	—
Not designated as hedging instruments:
Currency contracts	—	—	0.1	—
Commodity contracts	1.2	—	1.2	—
Total Derivatives	$9.3	$2.2	$7.3	$15.1

	December 28, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$5.7	$16.1
Currency contracts	8.4	0.7	3.0	0.7
Commodity contracts	4.0	—	1.7	—
Not designated as hedging instruments:
Currency contracts	—	—	0.1	—
Commodity contracts	0.7	—	0.8	—
Total Derivatives	$13.1	$0.7	$11.3	$16.8

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (pre-tax) for the three and six months ended June 28, 2014 and June 29, 2013, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	June 28, 2014				June 29, 2013
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	$6.1	$5.2	$(0.8)	$10.5	$(15.2)	$(7.4)	$1.5	$(21.1)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Net Sales	—	0.1	—	0.1	—	(0.3)	—	(0.3)
Gain (loss) recognized in Cost of Sales	(3.0)	1.8	—	(1.2)	(0.2)	3.3	—	3.1
Loss recognized in Interest Expense	—	—	(3.3)	(3.3)	—	—	(3.2)	(3.2)

	Six Months Ended
	June 28, 2014				June 29, 2013
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (loss) recognized in Other Comprehensive Income (Loss)	(6.8)	4.5	(1.0)	(3.3)	(22.8)	6.3	1.7	(14.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	—	—	—	—	(0.5)	—	(0.5)
Gain (loss) recognized in Cost of Sales	(5.5)	3.7	—	(1.8)	0.4	4.1	—	4.5
Loss recognized in Interest Expense	—	—	(6.5)	(6.5)	—	—	(6.4)	(6.4)

The ineffective portion of hedging instruments recognized during the three and six months ended June 28, 2014 and June 29, 2013 was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.1	$0.1	$—	$0.2

	Six Months Ended
	June 28, 2014		June 29, 2013
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	0.1	0.1	(0.2)	0.4

The net AOCI hedging component balance of $(6.4) million loss at June 28, 2014 includes $(2.0) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended June 28, 2014 and December 28, 2013.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	June 28, 2014
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.1	$(1.7)	$4.4
Derivative Commodity Contracts	3.2	(2.4)	0.8
Other Noncurrent Assets:
Derivative Currency Contracts	2.2	(0.5)	1.7
Hedging Obligations Current:
Derivative Currency Contracts	2.4	(1.7)	0.7
Derivative Commodity Contracts	3.0	(2.4)	0.6
Hedging Obligations:
Derivative Currency Contracts	0.7	(0.5)	0.2

	December 28, 2013
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.4	$(0.6)	$7.8
Derivative Commodity Contracts	4.7	(2.4)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	(0.2)	0.5
Hedging Obligations Current:
Derivative Currency Contracts	3.1	(0.6)	2.5
Derivative Commodity Contracts	2.5	(2.4)	0.1
Hedging Obligations:
Derivative Currency Contracts	0.7	(0.2)	0.5

14. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of June 28, 2014 and December 28, 2013, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at June 28, 2014 and December 28, 2013.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 28, 2014 and December 28, 2013 (in millions):

	June 28, 2014	December 28, 2013	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.1	$8.4	Level 2
Derivative Commodity Contracts	3.2	4.7	Level 2
Investments	21.1	7.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.2	5.1	Level 1
Derivative Currency Contracts	2.2	0.7	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	—	8.3	Level 3
Hedging Obligations (current):
Interest Rate Swap	1.9	5.7	Level 2
Derivative Currency Contracts	2.4	3.1	Level 2
Derivative Commodity Contracts	3.0	2.5	Level 2
Hedging Obligations:
Interest Rate Swap	14.4	16.1	Level 2
Derivative Currency Contracts	0.7	0.7	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	—	1.4	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 2 inputs based on quoted market prices for similar instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the six months June 28, 2014, there were no transfers between classification Levels 1, 2 or 3.
The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three months ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Beginning Balance	$9.8	$21.4	$9.7	$21.1
Valuation Adjustments	(1.5)	0.2	(1.1)	0.5
Payments	(8.3)	—	(8.6)	—
Ending Balance	$—	$21.6	—	21.6

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
15. RESTRUCTURING ACTIVITIES
Beginning in fiscal 2013 the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Electrical segment. As a result of these closures, the Company incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the remaining period while the plant relocation costs are expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for the three months ended June 28, 2014 and June 29, 2013, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Beginning balance	$5.5	$3.2	3.9	3.1
Provision	3.6	1.4	7.8	2.3
Less: Payments	1.8	2.0	4.4	2.8
Ending Balance	$7.3	$2.6	$7.3	$2.6

The following is a reconciliation of expenses by type for the restructuring projects for the three and six months ended June 28, 2014 and June 29, 2013, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Employee termination expenses	$2.0	$0.3	$3.4	$0.7
Facility related costs	1.3	0.6	2.9	0.9
Other	0.3	0.5	1.5	0.7
Total restructuring expenses	$3.6	$1.4	$7.8	$2.3

For the three and six months ended June 28, 2014 and June 29, 2013, restructuring charges recorded in Cost of Sales were $3.3 million and $7.5 million, and $1.0 million and $1.5 million, respectively. For the three and six months ended June 28, 2014 and June 29, 2013, restructuring charges of $0.3 million and $0.3 million, and $0.4 million and $0.8 million were recorded in Operating Expenses, respectively.

The Company's current restructuring activities are expected to conclude by the end of 2015. The Company expects to record aggregate future charges of approximately $9.1 million which includes $4.5 million of employee termination expenses and $4.6 million of facility related and other costs.

16. SUBSEQUENT EVENT

On June 30, 2014, the Company acquired all of the stock of Benshaw, Inc. ("Benshaw") for approximately $50.0 million. Benshaw will be included in the Electrical segment. Benshaw is a manufacturer of custom low and medium voltage variable frequency drives and soft starters. Its products are used in a wide range of applications including commercial HVAC, oil and gas and general industries. Benshaw has estimated annual revenues of approximately $60.0 million. The purchase price allocation is not disclosed as the initial accounting is incomplete as of the filing date.

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

To achieve our financial objectives, we are focused on initiatives to drive and fund growth. We seek to capture significant opportunities for growth by identifying and meeting customer product needs within our core product categories, developing new products, and identifying product expansion opportunities. We meet these customer product needs through focused product research and development efforts as well as through a disciplined acquisition strategy. Our acquisition strategy emphasizes acquiring companies that offer market growth potential as a result of geographic base, technology or synergy opportunities. The cash flow needed to fund our growth is developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization.

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

We believe the U.S. commercial and industrial end markets are in a period of slow growth which we expect could continue into the third quarter. In recent periods we have seen declines in sales of our products used in commercial and industrial applications. We expect this type of slow economic growth could continue to pressure our organic sales growth in these end markets.

As the U.S. housing market recovers, there is improving demand for residential HVAC products. In the second quarter, the Company recorded its third consecutive quarter of growth in residential HVAC products. However, we continue to see competition on the basis of price, quality, delivery and responsiveness and customers periodically change suppliers to achieve cost savings, supplier diversity, technology advantages, or for other reasons. In addition, the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products.

We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions recently enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of June 28, 2014, the SICAD1 and SICAD2 exchange rates were 10.6 and 50.0 Bolivars per U.S. dollar, respectively.
As of June 28, 2014, we continued to remeasure local currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 based on charges incurred related to import tariffs. We believe that our imports will continue to qualify for the official rate and intend to pursue this rate for future exchanges. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD1 or SICAD2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear.

At June 28, 2014, we had approximately $11.0 million of net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal auction-based exchange rates for financial reporting purposes, it would result in us recording a devaluation charge in our Consolidated Statement of Income. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. For example, if we had applied the SICAD1 exchange rate of 10.6 Bolivars to the U.S. dollar rate on June 28, 2014, it would have resulted in a non-recurring charge of $4.3 million or $0.06 per share. Similarly, if we had applied the SICAD2 exchange rate of 50.0 Bolivars to the U.S. dollar on June 28, 2014, it would have resulted in a non-recurring charge of $9.3 million or $0.13 per share.

Results of Operations

Net Sales
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Dollars in Millions)
Net Sales	$850.4	$822.0	$1,651.6	$1,600.2
Sales growth rate	3.5%	(4.9)%	3.2%	(4.3)%

Net Sales by Segment:
Electrical segment	$780.9	$753.3	$1,517.7	$1,464.3
Sales growth rate	3.7%	(3.9)%	3.6%	(3.4)%
Mechanical segment	$69.5	$68.7	$133.9	$135.9
Sales growth rate	1.2%	(14.4)%	(1.5)%	(13.3)%

Three Months Ended June 28, 2014 Compared to June 29, 2013
Net sales for the second quarter 2014 included $31.8 million of incremental net sales from the businesses acquired within the last year. Excluding the acquired businesses, net sales for the second quarter 2014 decreased 0.4% and reflected (i) price decreases of approximately 0.2%, (ii) an increase from volume and mix changes of approximately 0.2% and (iii) a decrease from foreign currency translation of approximately 0.4%.
Electrical segment net sales in the second quarter included $31.8 million from businesses acquired within the last year. North American residential HVAC net sales increased 3.3% for the second quarter 2014 compared to the second quarter of 2013. North American commercial and industrial motor net sales decreased 2.7% due primarily to weaker demand from both commercial and industrial refrigeration as well as irrigation.
Mechanical segment net sales increased 1.2% for the second quarter 2014 compared to the second quarter 2013. Mechanical segment sales in North America for the second quarter 2014 increased 2.6% compared to the three months ended June 29, 2013, with growth in a number of businesses including Milwaukee Gear.
In the second quarter of 2014, net sales of high efficiency products increased 4.4% compared to the second quarter of 2013 and represented 20.0% of gross net sales compared to 19.6% of gross net sales in 2013.
Excluding the impact of businesses acquired in the past twelve months, net sales to regions outside the United States decreased 0.8% compared to the second quarter 2013 and represented 33.6% of net sales. Foreign currency exchange rates negatively impacted international sales by 1.2% for the second quarter 2014 compared to the second quarter 2013.
Six Months Ended June 28, 2014 Compared to June 29, 2013
Net sales for the six months ended June 28, 2014 included $55.2 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, net sales for the six months ended June 28, 2014 decreased 0.2% and reflected (i) price decreases of approximately 0.3%, (ii) an increase of approximately 0.8% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 0.7%.
Electrical segment net sales included $55.2 million of incremental net sales from the businesses acquired in the last year. North American residential HVAC motor net sales increased 4.2% in the six months ended June 28, 2014 from the six months ended June 29, 2013. North American commercial and industrial net sales decreased 3.1% in the six months ended June 28, 2014 from the six months ended June 29, 2013 due primarily to weaker sales to agriculture and commercial refrigeration applications, adverse weather conditions and the impact of foreign currency translation.
Mechanical segment net sales in North America for the six months ended June 28, 2014 decreased 2.1% compared to the six months ended June 29, 2013 primarily related to lower sales to the natural gas fracturing end market.
In the six months ended June 28, 2014, net sales of high efficiency products increased 3.2% compared to the six months ended June 29, 2013 and remained constant at 19.6% of gross net sales compared to 2013.
Excluding the impact of businesses acquired in the past twelve months, net sales to regions outside the United States decreased 2.3% compared to the second quarter 2013 and represented 33.8% of net sales. Then impact of foreign currency exchange rates decreased net sales to regions outside the United States by 2.0% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013.

Gross Profit
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Dollars in Millions)
Gross Profit	$211.0	$209.2	$405.4	$408.7
Gross profit percentage	24.8%	25.5%	24.5%	25.5%

Gross Profit by Segment:
Electrical segment	$193.3	$191.5	$371.6	$372.8
Gross profit percentage	24.8%	25.4%	24.5%	25.5%
Mechanical segment	$17.7	$17.7	$33.8	$35.9
Gross profit percentage	25.5%	25.8%	25.2%	26.4%

Three Months Ended June 28, 2014 Compared to June 29, 2013
Gross profit margin for the second quarter 2014 was 24.8% compared to 25.5% for the second quarter 2013 and included $3.3 million of restructuring expenses and $0.3 million of purchase accounting adjustments from the acquired businesses. Second quarter 2013 included $1.0 million of restructuring expenses.
Electrical segment gross profit for the second quarter 2014 included $3.3 million of restructuring expenses and $0.3 million of purchase accounting adjustments. Second quarter 2013 Electrical segment gross profit included $1.0 million of restructuring expenses as well as $3.6 million higher inventory costs due to the Venezuelan currency devaluation, partially offset by a LIFO benefit of $2.1 million resulting from lower commodity costs. Electrical segment gross profit for the second quarter 2013 included $1.0 million of restructuring expenses.
Mechanical segment gross profit margin was 25.5% for the second quarter 2014, compared to 25.8% for the second quarter 2013. Mechanical segment gross profit increased with growth in a number of businesses including Milwaukee Gear.
Six Months Ended June 28, 2014 Compared to June 29, 2013
Gross profit margin for the six months ended June 28, 2014 was 24.5% compared to 25.5% for the six months ended June 29, 2013. For the six months ended June 28, 2014, gross profit included $7.5 million of restructuring costs and $1.3 million of purchase accounting adjustments from the acquired businesses. For the six months ended June 29, 2013, gross profit included $1.5 million of restructuring costs.
Electrical segment gross profit for the six months ended June 28, 2014 included $7.5 million of restructuring expenses and $1.3 million of purchase accounting adjustments from the acquired businesses. Electrical segment gross profit for the six months ended June 29, 2013 was negatively impacted by $3.6 million of higher inventory costs due to Venezuelan currency devaluation partially offset by a LIFO benefit of $2.1 million resulting from lower commodity costs. Electrical segment gross profit for the six months ended June 29, 2013 included $1.5 million of restructuring costs.
Mechanical segment gross profit margin was 25.2% for the six months ended June 28, 2014, compared to 26.4% for the six months ended June 29, 2013. The Mechanical segment gross profit decline for the six months ended June 28, 2014 was primarily due to lower sales to the natural gas fracturing end market compared to fixed manufacturing costs.

Operating Expenses
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Dollars in Millions)
Operating Expenses	$123.3	$128.1	$248.0	$251.7
As a percentage of net sales	14.5%	15.6%	15.0%	15.7%

Operating Expenses by Segment:
Electrical segment	$113.8	$118.8	$229.3	$232.8
As a percentage of net sales	14.6%	15.8%	15.1%	15.9%
Mechanical segment	$9.5	$9.3	$18.7	$18.9
	13.7%	13.5%	14.0%	13.9%

Three Months Ended June 28, 2014 Compared to June 29, 2013
Operating expenses for the second quarter of 2014 included an incremental $5.0 million from the recently acquired businesses as well as $0.6 million of acquisition related costs, and $0.3 million of restructuring expenses, partially offset by a $2.0 million gain on the disposal of real estate. Operating expenses for the second quarter of 2013 included $2.9 million of acquisition related costs, $1.4 million of bad debt expense and $0.4 million of restructuring charges.
Electrical segment operating expenses for the second quarter 2014 included an incremental $5.0 million from the recently acquired businesses as well as $0.6 million of acquisition related costs and $0.3 million of restructuring expenses, partially offset by a $2.0 million gain on the disposal of real estate. Second quarter 2013 included $2.9 million of acquisition related costs, bad debt expense of $1.4 million and $0.4 million of restructuring expenses.
Mechanical segment operating expenses for the second quarter 2014 increased slightly to 13.7% as a percent of net sales compared to 13.5% as a percent of net sales for the second quarter 2013.
Six Months Ended June 28, 2014 Compared to June 29, 2013
Operating expenses for the six months ended June 28, 2014 included $8.6 million related to the recently acquired businesses, $1.1 million of acquisition related costs and $0.3 million of restructuring charges, partially offset by a $2.0 million gain on the disposal of real estate. Operating expenses for the six months ended June 29, 2013 included $3.2 million of due diligence costs, $1.4 million of bad debt expense and $0.8 million of restructuring charges.
Electrical segment operating expenses for the six months ended June 28, 2014 included $8.6 million related to the recently acquired businesses, $1.1 million of acquisition related costs and $0.3 million of restructuring charges, partially offset by a $2.0 million gain on the disposal of real estate. Electrical segment operating expenses for the second quarter 2013 included $3.2 million of due diligence costs, $1.4 million of bad debt expense and $0.8 million of restructuring charges.
Mechanical segment operating expenses for the second quarter 2014 were flat with the prior year on a percent of sales basis.
Goodwill Impairment
In the second quarter of 2014, a $1.0 million non-cash goodwill impairment was recorded in the Electrical segment. (See also Note 5 to the Condensed Consolidated Financial Statements.) There were no impairment charges recorded in the second quarter 2013.
For the six months ended June 28, 2014, Total Operating Expenses, consisting of Operating Expenses and Goodwill Impairment, were $248.0 million. There were no impairment charges recorded in the six months ended June 29, 2013.

Income from Operations
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Dollars in Millions)
Income from Operations	$87.7	$81.1	$157.4	$157.0
As a percentage of net sales	10.3%	9.9%	9.5%	9.8%

Income from Operations by Segment
Electrical segment	$79.5	$72.7	$142.3	$140.0
As a percentage of net sales	10.2%	9.7%	9.4%	9.6%
Mechanical segment	$8.2	$8.4	$15.1	$17.0
As a percentage of net sales	11.8%	12.2%	11.3%	12.5%
Three Months Ended June 28, 2014 Compared to June 29, 2013
Income from operations was $87.7 million for the second quarter 2014 compared to $81.1 million for the second quarter 2013. As a percentage of sales, income from operations was 10.3% for the second quarter 2014 compared to 9.9% for the second quarter 2013.
Electrical segment income from operations was 10.2% of net sales for the second quarter 2014 compared to 9.7% of net sales for the second quarter 2013.
Mechanical segment income from operations was 11.8% of net sales for the second quarter 2014 compared to 12.2% of net sales for the second quarter 2013.
Six Months Ended June 28, 2014 Compared to June 29, 2013
Income from operations was $157.4 million for the six months ended June 28, 2014 compared to $157.0 million for the six months ended June 29, 2013. As a percentage of sales, income from operations was 9.5% for the six months ended June 28, 2014 compared to 9.8% for the six months ended June 29, 2 013.
Electrical segment income from operations was 9.4% of net sales for the six months ended June 28, 2014 compared to 9.6% of net sales for the six months ended June 29, 2013.
Mechanical segment income from operations was 11.3% of net sales for the six months ended June 28, 2014 compared to 12.5% of net sales for the six months ended June 29, 2013.

Interest Expense, Net
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Dollars in Millions)
Interest Expense, Net	$8.6	$9.6	$17.3	$19.5

Three Months Ended June 28, 2014 Compared to June 29, 2013
Net interest expense for the second quarter 2014 decreased driven by interest earned on investments with higher average interest rates compared to the second quarter 2013.
Six Months Ended June 28, 2014 Compared to June 29, 2013
Net interest expense for the six months ended June 28, 2014 decreased driven by interest earned on investments with higher average interest rates compared to the six months ended June 29, 2013.

Provision for Income Taxes
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Dollars in Millions)
Provision for Income Taxes	$21.0	$17.9	$37.0	$33.2
Effective Tax Rate	26.5%	25.0%	26.4%	24.1%
Three Months Ended June 28, 2014 Compared to June 29, 2013
The effective tax rate for the second quarter 2014 was 26.5% compared to 25.0% for the second quarter 2013 and was primarily driven by the increase in the Mexican tax rate in 2014. Also, a retroactive benefit was recorded in 2013 for the China Hi-Technology incentive. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
Six Months Ended June 28, 2014 Compared to June 29, 2013
The effective tax rate for the six months ended June 28, 2014 was 26.4% compared to 25.0% for the second quarter 2013 and was primarily driven by a research and development tax credit from 2013 that has not been extended to 2014, and the increase in the Mexican tax rate. Also, a retroactive benefit was recorded in 2013 for the China Hi-Technology incentive. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$56.2	$51.1	$100.0	$100.6
Fully Diluted Earnings Per Share	$1.24	$1.13	$2.20	$2.22
Average Number of Diluted Shares	45.5	45.3	45.5	45.3

Three Months Ended June 28, 2014 Compared to June 29, 2013
Net Income Attributable to Regal Beloit Corporation for the second quarter 2014 was $56.2 million, an increase of 10.0% compared to $51.1 million for the second quarter 2013. Fully diluted earnings per share was $1.24 for the second quarter 2014 compared to $1.13 for the second quarter 2013. The average number of diluted shares was 45.5 million during the second quarter 2014 compared to 45.3 million during the second quarter 2013.
Six Months Ended June 28, 2014 Compared to June 29, 2013
Net Income Attributable to Regal Beloit Corporation for the six months ended June 28, 2014 was $100.0 million, a decrease of 0.6% compared to $100.6 million for the six months ended June 29, 2013. Fully diluted earnings per share was $2.20 for the six months ended June 28, 2014 compared to $2.22 for the six months ended June 29, 2013. The average number of diluted shares was 45.5 million during the six months ended June 28, 2014 compared to 45.3 million during the six months ended June 29, 2013.

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
Cash flow provided by operating activities (“operating cash flow”) was $145.3 million for the six months ended June 28, 2014, a $11.9 million decrease from the six months ended June 29, 2013, due to lower net income and increased working capital requirements in 2014.
Cash flow used in investing activities was $137.1 million for the six months ended June 28, 2014, an increase of $83.7 million from the three months ended June 29, 2013 primarily due to the acquisition of Hy-Bon. Capital expenditures were $42.9 million in the six months ended June 28, 2014 compared to $47.2 million in the six months ended June 29, 2013. Business acquisitions were $77.6 million for the six months ended June 28, 2014, compared to $6.0 million for the six months ended June 29, 2013, driven by the Hy-Bon acquisition in 2014.
Cash flow used in financing activities for the six months ended June 28, 2014 was $25.1 million compared to $64.0 million in the six months ended June 29, 2013, primarily driven by the repayment of our term loan in the six months ended June 29, 2013.
Working capital was $1.1 billion at June 28, 2014 and $1.0 billion at December 28, 2013, respectively.
The following table presents selected financial information and ratios as of June 28, 2014 and December 28, 2013 (in millions):

	June 28,	December 28,
	2014	2013
Cash and Cash Equivalents	$445.3	$466.0
Trade Receivables, Net	565.2	463.8
Inventories	659.4	618.7
Working Capital	1,079.7	1,025.0
Current Ratio	2.4:1	2.5:1

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
In August 2014, $150.0 million of the 2007 Notes will mature. We anticipate repaying these Notes at maturity with a combination of existing cash and borrowings under our revolving credit facility.
At June 28, 2014, we had $750.0 million of senior notes (the “Notes”) outstanding. Details on the Notes at June 28, 2014 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$150.0	Floating (1)	August 2014
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$750.0

(1) Interest rates vary as LIBOR varies. At June 28, 2014, the interest rate was 0.9%.

We have a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At June 28, 2014, we had no outstanding balance on the Facility and had $23.7 million of standby letters of credit issued under the Facility with $476.3 million of available borrowing capacity.
At June 28, 2014, other notes payable of approximately $17.0 million were outstanding with a weighted average interest rate of 2.5%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs, the approximate fair value of our Notes was $779.3 million and $779.6 million as of June 28, 2014 and December 28, 2013, respectively. We estimate that the fair value of other debt approximates book value.

The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of June 28, 2014. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At June 28, 2014, excluding the impact of interest rate swaps, we had $506.4 million of fixed rate debt and $260.6 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at June 28, 2014 would result in an immaterial change in after-tax annualized earnings.
We entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments. Details regarding these instruments, as of June 28, 2014, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$150.0	August 23, 2014	5.3%	LIBOR (3 month)	$(1.9)
Swap	100.0	August 23, 2017	5.4%	LIBOR (3 month)	(14.3)

As of June 28, 2014, the interest rate swap liabilities of $(1.9) million and $(14.3) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. As of December 28, 2013, the interest rate swap liabilities of $(5.7) million and $(16.1) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. The unrealized loss on the effective portion of the contracts net of tax of $(10.1) million and $(13.5) million as of June 28, 2014 and December 28, 2013, respectively, was recorded in AOCI.

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
Venezuela
We expect the uncertain economic business conditions in Venezuela to adversely impact our sales and operating margins in future quarters. In 2013, net sales in Venezuela were less than one percent of our total net sales.
We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions recently enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of June 28, 2014, the SICAD1 and SICAD2 exchange rates were 10.6 and 50.0 Bolivars per U.S. dollar, respectively.
As of June 28, 2014, we continued to remeasure local currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 based on charges incurred related to import tariffs. We believe that our imports will continue to qualify for the official rate and intend to pursue this rate for future exchanges. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD1 or SICAD2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear.
At June 28, 2014, we had approximately $11.0 million of net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal auction-based exchange rates for financial reporting purposes, it would result in us recording a devaluation charge in our Consolidated Statement of Income. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. For example, if we had applied the SICAD1 exchange rate of 10.6 Bolivars to the U.S. dollar rate on June 28, 2014, it would have resulted in a non-recurring charge of $4.3 million or $0.06 per share. Similarly, if we had applied the SICAD2 exchange rate of 50.0 Bolivars to the U.S. dollar on June 28, 2014, it would have resulted in a non-recurring charge of $9.3 million or $0.13 per share.
Derivatives
As of June 28, 2014, derivative currency assets (liabilities) of $6.1 million, $2.2 million, $(2.4) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 28, 2013, derivative currency assets (liabilities) of $8.4 million, $0.7 million, $(3.1) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized gains on the effective portion of the contracts of $3.3 million net of tax, and $3.4 million net of tax, as of June 28, 2014 and December 28, 2013, was recorded in AOCI. At June 28, 2014, we had $1.4 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, we had $0.8 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2014 when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 28, 2014 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$196.1	$6.7	$19.6	$(19.6)
Chinese Renminbi	173.6	(1.4)	17.4	(17.4)
Indian Rupee	41.1	0.2	4.1	(4.1)
Euro	11.4	(0.1)	1.1	(1.1)
Thai Baht	3.8	(0.1)	0.4	(0.4)
Australian Dollar	1.7	(0.1)	0.2	(0.2)

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
Derivative commodity assets (liabilities) of $3.2 million and $(3.0) million were recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current), respectively, at June 28, 2014. Derivative commodity assets (liabilities) of $4.7 million and $(2.5) million are recorded in Prepaid Expenses and Hedging Obligations (current), respectively, at December 28, 2013. The unrealized gain (loss) on the effective portion of the contracts of $0.1 million net of tax and $1.3 million net of tax, as of June 28, 2014 and December 28, 2013, respectively, was recorded in AOCI. At June 28, 2014, we had $(1.1) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, there was $(1.5) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2014 when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 28, 2014 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$132.1	$—	$13.2	$(13.2)
Aluminum	6.5	0.2	0.7	(0.7)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(6.4) million loss at June 28, 2014 includes $(2.0) million of net current deferred losses expected to be realized in the next twelve months.
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

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A in our 2013 Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended June 28, 2014.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
March 30 to April 2	—	$—	—	3,000,000
April 3 to May 31	15,751	$75.10	—	3,000,000
June 1 to June 28	—	$—	—	3,000,000
	15,751		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended June 28, 2014, there were 15,751 shares acquired in connection with transactions pursuant to equity incentive plans.
The Board of Directors has approved a repurchase program for up to three million shares of the Company’s common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 7, 2014