Form 10-Q
period 2014-09-27
REGAL BELOIT CORP
filed 2014-11-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 4, 2014 there were 44,688,756 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

•
challenges in our Venezuelan operations, including potential currency devaluations, non-payment of receivables, governmental restrictions such as price and margin controls, as well as other difficult operating conditions;

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Part II-Item 1A-Risk Factors in this Quarterly Report on Form 10-Q and in Part I - Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Sales	$829.8	$768.2	$2,481.4	$2,368.4
Cost of Sales	626.0	571.7	1,872.2	1,763.2
Gross Profit	203.8	196.5	609.2	605.2
Operating Expenses	129.1	117.7	376.1	369.4
Goodwill Impairment	—	—	1.0	—
Total Operating Expenses	129.1	117.7	377.1	369.4
Income From Operations	74.7	78.8	232.1	235.8
Interest Expense	9.8	10.6	30.5	31.9
Interest Income	2.0	1.3	5.4	3.1
Income Before Taxes	66.9	69.5	207.0	207.0
Provision For Income Taxes	18.1	15.0	55.1	48.2
Net Income	48.8	54.5	151.9	158.8
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.9	4.4	5.6
Net Income Attributable to Regal Beloit Corporation	$47.5	$52.6	$147.5	$153.2
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.06	$1.17	$3.27	$3.40
Assuming Dilution	$1.05	$1.16	$3.25	$3.38
Cash Dividends Declared Per Share	$0.22	$0.20	$0.64	$0.59
Weighted Average Number of Shares Outstanding:
Basic	44.9	45.1	45.1	45.0
Assuming Dilution	45.2	45.4	45.4	45.3

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Income	$48.8	$54.5	$151.9	$158.8
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(17.2)	6.4	(19.0)	(22.4)
Reclassification of foreign currency translation adjustments included in net income, net of immaterial tax effects for the three and nine months ended September 27, 2014	(1.0)	—	(1.0)	—
Hedging Activities:
Change in fair value of hedging activities, net of tax effects of $(2.2) million and $2.6 million for the three months ended September 27, 2014 and September 28, 2013, and $(3.5) million and $(3.0) million for the nine months ended September 27, 2014 and September 28, 2013, respectively	(3.7)	4.4	(5.7)	(4.8)
Reclassification adjustment for losses included in net income, net of tax effects of $0.4 million and $2.5 million for the three months ended September 27, 2014 and September 28, 2013, and $3.6 million and $3.4 million for the nine months ended September 27, 2014 and September 28, 2013, respectively	0.8	4.0	5.9	5.5
Defined benefit pension plans:
Increase in prior service cost and unrecognized loss, net of immaterial tax effects for the nine months ended September 27, 2014	—	—	(0.5)	—
Reclassification adjustments for pension benefits included in net income, net of tax effects of $0.3 and $0.4 million for the three months ended September 27, 2014 and September 28, 2013, and $0.7 million and $0.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively	0.5	0.5	1.2	1.1
Other comprehensive income (loss)	(20.6)	15.3	(19.1)	(20.6)
Comprehensive income	28.2	69.8	132.8	138.2
Less: Comprehensive income attributable to noncontrolling interest	0.6	2.8	2.8	5.5
Comprehensive Income Attributable to Regal Beloit Corporation	$27.6	$67.0	$130.0	$132.7
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 27, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$327.3	$466.0
Trade Receivables, less allowances of $12.8 million in 2014 and $11.5 million in 2013	545.7	463.8
Inventories	681.7	618.7
Prepaid Expenses and Other Current Assets	116.5	130.6
Deferred Income Tax Benefits	47.5	46.8
Total Current Assets	1,718.7	1,725.9
Net Property, Plant and Equipment	572.0	573.4
Goodwill	1,126.3	1,081.9
Intangible Assets, net of Amortization	234.9	244.2
Other Noncurrent Assets	19.5	18.1
Total Assets	$3,671.4	$3,643.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$347.9	$304.6
Dividends Payable	9.8	9.0
Hedging Obligations	7.8	11.3
Accrued Compensation and Employee Benefits	90.6	85.6
Other Accrued Expenses	128.2	132.0
Current Maturities of Debt	8.3	158.4
Total Current Liabilities	592.6	700.9
Long-Term Debt	668.6	609.0
Deferred Income Taxes	144.9	140.3
Hedging Obligations	14.0	16.8
Pension and Other Post Retirement Benefits	40.0	39.7
Other Noncurrent Liabilities	34.6	34.4
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.7 million shares and 45.1 million shares issued and outstanding in 2014 and 2013, respectively	0.4	0.5
Additional Paid-In Capital	889.9	916.1
Retained Earnings	1,318.1	1,199.4
Accumulated Other Comprehensive Loss	(77.3)	(59.8)
Total Regal Beloit Corporation Shareholders' Equity	2,131.1	2,056.2
Noncontrolling Interests	45.6	46.2
Total Equity	2,176.7	2,102.4
Total Liabilities and Equity	$3,671.4	$3,643.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	153.2	—	5.6	158.8
Other Comprehensive Loss	—	—	—	(20.5)	(0.1)	(20.6)
Dividends Declared ($0.59 per share)	—	—	(26.6)	—	—	(26.6)
Stock Options Exercised, including income tax benefit and share cancellations	0.1	1.4	—	—	—	1.5
Share-based Compensation	—	8.3	—	—	—	8.3
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.1	(2.8)	$(1.7)
Balance as of September 28, 2013	$0.5	$913.0	$1,241.6	$(84.7)	$45.8	$2,116.2

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	147.5	—	4.4	151.9
Other Comprehensive Loss	—	—	—	(17.5)	(1.6)	(19.1)
Dividends Declared ($0.64 per share)	—	—	(28.8)	—	—	(28.8)
Stock Options Exercised, including income tax benefit and share cancellations	—	0.2	—	—	—	0.2
Stock Repurchase	(0.1)	(34.9)	—	—	—	(35.0)
Sale of Joint Venture	—	—	—	—	(3.1)	(3.1)
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	8.5	—	—	—	8.5
Balance as of September 27, 2014	$0.4	$889.9	$1,318.1	$(77.3)	$45.6	$2,176.7
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151.9	$158.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.6	95.1
Goodwill impairment	1.0	—
Excess tax benefits from share-based compensation	(1.2)	(0.7)
Loss on disposition of assets, net	0.4	0.1
Share-based compensation expense	8.5	8.3
Loss on sale of consolidated joint venture	1.9	—
Change in operating assets and liabilities, net of acquisitions	(39.0)	(23.1)
Net cash provided by operating activities	227.1	238.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(60.5)	(65.4)
Purchases of investment securities	(38.0)	(24.6)
Proceeds from sale of investment securities	28.1	24.3
Business acquisitions, net of cash acquired	(128.2)	(6.1)
Additions of equipment on operating leases	(4.5)	(3.6)
Grants received for capital expenditures	—	1.6
Proceeds from sale of consolidated joint venture	0.7	—
Proceeds from sale of assets	0.1	1.7
Net cash used in investing activities	(202.3)	(72.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	128.0	20.0
Repayments under revolving credit facility	(68.0)	(20.0)
Proceeds from short-term borrowings	18.8	39.2
Repayments of short-term borrowings	(19.1)	(38.2)
Repayments of long-term debt	(150.1)	(55.8)
Dividends paid to shareholders	(28.0)	(26.1)
Payments of contingent consideration	(8.6)	(0.3)
Proceeds from the exercise of stock options	0.8	2.3
Excess tax benefits from share-based compensation	1.2	0.7
Repurchase of common stock	(35.0)	—
Distributions to noncontrolling interests	(0.3)	—
Purchase of subsidiary shares from noncontrolling interest	—	(1.7)
Net cash used in financing activities	(160.3)	(79.9)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.2)	0.9
Net (decrease) increase in cash and cash equivalents	(138.7)	87.4
Cash and cash equivalents at beginning of period	466.0	375.3
Cash and cash equivalents at end of period	$327.3	$462.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$37.3	$37.3
Income taxes	$34.3	$35.4
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2014
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 28, 2013, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 27, 2014 and for the three and nine months ended September 27, 2014 and September 28, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed on February 26, 2014.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 27, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 3, 2015.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension assets and liabilities; derivative fair values; goodwill and intangible impairment; health care; litigation claims and contingencies; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
Accounting for Highly Inflationary Economies
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of September 27, 2014, the SICAD1 and SICAD2 exchange rates were 12 and 50 Bolivars per U.S. dollar, respectively.
As of September 27, 2014, the Company continued to remeasure local currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 based on charges incurred related to import tariffs. The Company believes that its imports will continue to qualify for the official rate and intends to pursue this rate for future exchanges. To date, the Company has not gained access to U.S. dollars in Venezuela through either SICAD1 or SICAD2 auctions. Whether it will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear.
At September 27, 2014, the Company had approximately $10.0 million of net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if the Company were to determine that it is more appropriate to utilize one of the other legal auction-based exchange rates for financial reporting purposes, it would result in the Company recording a devaluation charge in its Consolidated Statement of Income. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Revenue from Contracts with Customers (Accounting Standard Update ("ASU") 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption.
The Company is required to adopt the new requirements in the first quarter of 2017. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements and does not currently believe the impact will be significant.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. Under the new guidance, a discontinued operation may include a component or group of components of an entity that has been disposed of by sale or other than sale in accordance with applicable guidance, or is classified as held for sale, and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new guidance also requires entities to provide certain disclosures about disposals that do not meet the criteria to be reported as a discontinued operation but are considered individually significant components.
This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted.
The Company has elected to early adopt ASU 2014-08, effective June 29, 2014. Consequently, individually significant operations that are sold or classified as held for sale may not qualify for presentation as discontinued operations in the condensed consolidated financial statements, but will be disclosed in the notes to the condensed consolidated financial statements. (See also Note 3 to the Condensed Consolidated Financial Statements.) This ASU did not have a significant impact on the Company's financial position or results of operations for any of the periods presented.
2. OTHER FINANCIAL INFORMATION
Inventories
Inventories are valued at last-in, first-out (LIFO) for approximately 52% and 49% of the Company’s inventory as of September 27, 2014 and December 28, 2013, respectively.

The approximate percentage distribution between major classes of inventories was as follows:

	September 27, 2014	December 28, 2013
Raw Material and Work in Process	46%	41%
Finished Goods and Purchased Parts	54%	59%
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	Useful Life in Years	September 27, 2014	December 28, 2013
Land and Improvements		$72.1	$72.3
Buildings and Improvements	3 - 50	241.3	231.1
Machinery and Equipment	3 - 15	831.7	794.5
Property, Plant and Equipment		1,145.1	1,097.9
Less: Accumulated Depreciation		(573.1)	(524.5)
Net Property, Plant and Equipment		$572.0	$573.4

3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition related expenses, which were recorded in operating expenses as incurred, were $0.2 million and $1.3 million for the three and nine months ended September 27, 2014, respectively, and immaterial and $3.2 million for the three and nine months ended September 28, 2013, respectively.
2014 Acquisitions
On June 30, 2014, the Company acquired all of the stock of Benshaw. Inc., ("Benshaw") for $51.0 million. Benshaw is a manufacturer of custom low and medium voltage variable frequency drives and soft starters. It is reported in the Electrical segment.
The acquisition of Benshaw was accounted for as a purchase in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill attributable to the allocation of the purchase price is based upon a preliminary valuation of assets acquired and liabilities assumed. The Company expects the amount of goodwill will be deductible for United States tax purposes.
The preliminary purchase price allocation for Benshaw was as follows:

As of June 30, 2014
Current assets	$0.5
Trade receivables	10.4
Inventories	22.4
Property, plant and equipment	4.5
Intangible assets, subject to amortization	14.6
Goodwill	9.9
Total assets acquired	62.3
Accounts payable	3.7
Current liabilities assumed	2.2
Long-term liabilities assumed	5.4
Net assets acquired	$51.0

On February 7, 2014, the Company acquired Hy-Bon Engineering Company, Inc. ("Hy-Bon") for $78.0 million. Hy-Bon is a leader in vapor recovery solutions for oil and gas applications and is reported in the Electrical segment.
The acquisition of Hy-Bon was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill attributable to the allocation of the purchase price is based upon a preliminary valuation of assets acquired and liabilities assumed. The Company does not expect the amount of goodwill will be deductible for tax purposes under current United States tax law.

The purchase price allocation for Hy-Bon was as follows:

As of February 7, 2014
Current assets	$1.7
Trade receivables	11.5
Inventories	14.3
Property, plant and equipment	8.1
Intangible assets, subject to amortization	13.4
Goodwill	40.6
Other assets	0.1
Total assets acquired	89.7
Accounts payable	5.5
Current liabilities assumed	5.1
Long-term liabilities assumed	1.1
Net assets acquired	$78.0
2013 Acquisitions
On February 8, 2013, the Company acquired the RAM motor business ("RAM") previously owned by Schneider Electric for $6.0 million. This business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications and is reported in the Electrical segment.

The acquisition of RAM was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed.

The purchase price allocation for RAM was as follows:

As of February 8, 2013
Current assets	$1.2
Trade receivables	1.9
Inventories	7.7
Property, plant and equipment	2.1
Other assets	0.1
Total assets acquired	13.0
Accounts payable	1.1
Current liabilities assumed	5.4
Long-term liabilities assumed	0.5
Net assets acquired	$6.0

On September 3, 2013, the Company purchased additional shares owned by the noncontrolling interest in its joint venture in a South African distribution business increasing its ownership from 60.0% to 80.0% for $1.7 million. The Company historically consolidated the results of the South African distribution business into the Company's condensed consolidated financial statements and presented the portion of its investment not owned by the Company as noncontrolling interest. The noncontrolling interest in the South African distribution business was reduced to 20.0% as of September 3, 2013.

On November 19, 2013, the Company acquired Cemp s.r.l. ("Cemp"), an Italy based electric motor company for $34.6 million. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors, and is reported in the Electrical segment.

The acquisition of Cemp was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill attributable to the allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed. The Company does not expect the amount of goodwill be deductible for tax purposes under current Italian tax law.

The purchase price allocation for Cemp was as follows:

As of November 19, 2013
Current assets	$3.1
Trade receivables	6.6
Inventories	7.8
Property, plant and equipment	3.7
Intangible assets, subject to amortization	12.6
Goodwill	14.8
Total assets acquired	48.6
Accounts payable	5.5
Current liabilities assumed	3.0
Long-term liabilities assumed	5.5
Net assets acquired	$34.6

Pro Forma Consolidated Results

The following supplemental pro forma information presents the financial results for the three and nine months ended September 27, 2014 and September 28, 2013, respectively, as if the acquisitions of Benshaw and Hy-Bon had occurred on December 29, 2013. Based upon the timing of the Company's fiscal 2014 acquisitions, financial results for the three months ended September 27, 2014 included the financial results of the acquisitions of Benshaw and Hy-Bon. Also presented are the financial results for the three and nine months ended September 28, 2013 as if the acquisitions of Benshaw, Hy-Bon, Cemp and RAM had occurred on December 30, 2012.

Such pro forma amounts do not include any estimated cost synergies or other effects of the integration of the acquisitions. Accordingly, the pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated. Pro forma amounts are also not indicative of any future consolidated operating results of the Company (see Note 5 of the Notes to the Condensed Consolidated Financial Statements for amortization expense related to intangible assets acquired).

Nine Months Ended
September 27, 2014
Pro forma net sales	$2,515.5
Pro forma net income	145.3

Basic earnings per share as reported	$3.27
Pro forma basic earnings per share	3.22

Diluted earnings per share as reported	$3.25
Pro forma diluted earnings per share	3.20

	Three Months Ended	Nine Months Ended
	September 28, 2013	September 28, 2013
Pro forma net sales	$801.5	$2,247.9
Pro forma net income	53.2	156.2

Basic earnings per share as reported	$1.17	$3.40
Pro forma basic earnings per share	1.18	3.47

Diluted earnings per share as reported	$1.16	$3.38
Pro forma diluted earnings per share	1.17	3.45

2014 Divestitures

The Company sold its shares of a joint venture located in Shanghai, China ("Jinling") on September 11, 2014 which was previously accounted for as a consolidated joint venture and was reported in the Electrical segment. The disposal of Jinling was determined to not qualify for presentation as discontinued operations in the Company's Condensed Consolidated Financial Statements, in accordance with ASU 2014-08. A loss of approximately $1.9 million was recorded in Operating Expenses in the Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2014.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss.

The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows (in millions):

	Three Months Ended
	September 27, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(6.4)	$(23.1)	$(27.9)	$(57.4)
Other comprehensive income (loss) before reclassifications	(5.9)	—	(16.5)	(22.4)
Tax (expense) benefit	2.2	—	—	2.2
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	0.8	(1.0)	1.0
Tax (expense) benefit	(0.4)	(0.3)	—	(0.7)
Net current period other comprehensive income (loss)	(2.9)	0.5	(17.5)	(19.9)
Ending balance	$(9.3)	$(22.6)	$(45.4)	$(77.3)

	Three Months Ended
	September 28, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25.1)	$(41.3)	$(33.8)	$(100.2)
Other comprehensive income (loss) before reclassifications	7.0	—	5.5	12.5
Tax (expense) benefit	(2.6)	—	—	(2.6)
Amounts reclassified from accumulated other comprehensive income (loss)	6.5	0.9	—	7.4
Tax (expense) benefit	(2.5)	(0.4)	—	(2.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	1.1	1.1
Net current period other comprehensive income (loss)	8.4	0.5	6.6	15.5
Ending balance	$(16.7)	$(40.8)	$(27.2)	$(84.7)

	Nine Months Ended
	September 27, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(9.5)	$(23.3)	$(27.0)	$(59.8)
Other comprehensive income (loss) before reclassifications	(9.2)	(0.5)	(17.4)	(27.1)
Tax (expense) benefit	3.5	—	—	3.5
Amounts reclassified from accumulated other comprehensive income (loss)	9.5	1.9	(1.0)	10.4
Tax (expense) benefit	(3.6)	(0.7)	—	(4.3)
Net current period other comprehensive income (loss)	0.2	0.7	(18.4)	(17.5)
Ending balance	$(9.3)	$(22.6)	$(45.4)	$(77.3)

	Nine Months Ended
	September 28, 2013
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(17.4)	$(41.9)	$(6.0)	$(65.3)
Other comprehensive income (loss) before reclassifications	(1.8)	—	(22.3)	(24.1)
Tax (expense) benefit	(3.0)	—	—	(3.0)
Amounts reclassified from accumulated other comprehensive income (loss)	8.9	1.8	—	10.7
Tax (expense) benefit	(3.4)	(0.7)	—	(4.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	1.1	1.1
Net current period other comprehensive income (loss)	0.7	1.1	(21.2)	(19.4)
Ending balance	$(16.7)	$(40.8)	$(27.2)	$(84.7)
The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from accumulated other comprehensive loss in the tables above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for pension benefit adjustments in the tables above are part of net periodic pension costs recorded in Operating Expenses (see Note 8 of Notes to Condensed Consolidated Financial Statements).
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
The Company's reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during the nine months ended September 27, 2014 as a result of the closing of the facility. This resulted in a $1.0 million impairment charge to goodwill.
The following information presents changes to goodwill during the nine months ended September 27, 2014 (in millions):

	Total	Electrical Segment	Mechanical Segment
Balance as of December 28, 2013	1,081.9	1,055.0	26.9
Acquisitions and Valuation Adjustments	50.4	50.4	—
Less: Impairment Charges	(1.0)	(1.0)	—
Translation Adjustments	(5.0)	(5.0)	—
Balance as of September 27, 2014	$1,126.3	$1,099.4	$26.9

Cumulative Goodwill Impairment Charges	$77.3	$65.2	$12.1

Intangible Assets
Intangible assets consisted of the following (in millions):

		September 27, 2014		December 28, 2013
	Weighted Average Amortization Period (years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Customer Relationships	11	$271.0	$118.3	$253.8	$101.4
Technology	9	137.4	70.5	133.0	57.9
Trademarks	12	34.1	19.8	32.6	18.0
Patent and Engineering Drawings	5	16.5	16.2	16.6	15.0
Non-compete Agreements	5	8.7	8.0	8.3	7.8
		$467.7	232.8	$444.3	200.1
Net Values			$234.9		$244.2
The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2014	$45.3
2015	38.3
2016	33.3
2017	26.7
2018	24.6

Amortization expense recorded for the three and nine months ended September 27, 2014 was $11.8 million and $34.7 million, respectively. Amortization expense recorded for the three and nine months ended September 28, 2013 was $10.9 million and $33.0 million, respectively.

6. BUSINESS SEGMENTS
The Company has two reportable segments: Mechanical and Electrical. Segment detail was (in millions):

	Electrical	Mechanical	Eliminations	Total
As of and for Three Months Ended September 27, 2014
External sales	$760.6	$69.2	$—	$829.8
Intersegment sales	0.8	1.2	(2.0)	—
Total sales	761.4	70.4	(2.0)	829.8
Gross profit	185.5	18.3	—	203.8
Operating expenses	119.5	9.6	—	129.1
Income from operations	66.0	8.7	—	74.7
Depreciation and amortization	32.4	3.2	—	35.6
Capital expenditures	16.1	1.5	—	17.6
Identifiable assets	3,478.5	192.9	—	3,671.4
As of and for Three Months Ended September 28, 2013
External sales	$707.5	$60.7	$—	$768.2
Intersegment sales	1.2	1.2	(2.4)	—
Total sales	708.7	61.9	(2.4)	768.2
Gross profit	180.1	16.4	—	196.5
Operating expenses	109.0	8.7	—	117.7
Income from operations	71.1	7.7	—	78.8
Depreciation and amortization	28.5	3.2	—	31.7
Capital expenditures	15.3	2.9	—	18.2
Identifiable assets	3,483.1	226.2	—	3,709.3

As of and for Nine Months Ended September 27, 2014	Electrical	Mechanical	Eliminations	Total
External sales	$2,278.3	$203.1	$—	$2,481.4
Intersegment sales	2.5	3.7	(6.2)	—
Total sales	2,280.8	206.8	(6.2)	2,481.4
Gross profit	557.1	52.1	—	609.2
Operating expenses	347.8	28.3	—	376.1
Goodwill impairment	1.0	—	—	1.0
Income from operations	208.3	23.8	—	232.1
Depreciation and amortization	94.2	9.4	—	103.6
Capital expenditures	54.9	5.6	—	60.5
Identifiable assets	3,478.5	192.9	—	3,671.4

As of and for Nine Months Ended September 28, 2013
External Sales	$2,171.8	$196.6	$—	$2,368.4
Intersegment sales	3.2	4.0	(7.2)	—
Total sales	2,175.0	200.6	(7.2)	2,368.4
Gross profit	552.9	52.3	—	605.2
Operating expenses	341.8	27.6	—	369.4
Income from operations	211.1	24.7	—	235.8
Depreciation and amortization	85.6	9.5	—	95.1
Capital expenditures	58.4	7.0	—	65.4
Identifiable assets	3,483.1	226.2	—	3,709.3

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of September 27, 2014 and December 28, 2013 was as follows (in millions):

	September 27, 2014	December 28, 2013
Senior notes	$600.0	$750.0
Revolving credit facility	60.0	—
Other	16.9	17.4
	676.9	767.4
Less: Current maturities	(8.3)	(158.4)
Non-current portion	$668.6	$609.0

At September 27, 2014, the Company had $600.0 million of senior notes (the “Notes”) outstanding.
In August 2014, $150.0 million of the 2007 Notes matured. The Company repaid these Notes at maturity with a combination of existing cash and borrowings under its revolving credit facility.
Details on the Notes are as follows (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$600.0

(1)	Interest rates vary as LIBOR varies. At September 27, 2014, the interest rate was 0.9%.

The Company has a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA, net of specified cash, as defined in the Facility. These interest rates also vary as LIBOR varies. The average interest rate on the Facility was 1.4% during the nine months ended September 27, 2014. The Company pays a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At September 27, 2014, the Company had $60.0 million outstanding on the Facility and had $23.8 million of standby letters of credit issued under the Facility with $416.2 million of available borrowing capacity.
At September 27, 2014, other notes payable of $16.9 million were outstanding with a weighted average interest rate of 2.5%. At December 28, 2013, other notes payable of approximately $17.4 million were outstanding with a weighted average interest rate of 2.7%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs, the approximate fair value of the Company's Notes was $699.9 million and $779.6 million as of September 27, 2014 and December 28, 2013, respectively. The Company estimates that the fair value of other debt approximates book value.
The Notes and the Facility require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of September 27, 2014. The Company believes that it will continue to be in compliance with these covenants for the foreseeable future.

8. PENSION PLANS
The Company’s net periodic defined benefit pension cost is comprised of the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$0.6	$0.7	$1.8	$2.1
Interest cost	1.9	1.8	5.9	5.4
Expected return on plan assets	(2.2)	(2.1)	(6.7)	(6.1)
Amortization of prior service cost and net actuarial loss	0.6	1.1	1.7	3.2
Net periodic benefit expense	$0.9	$1.5	$2.7	$4.6

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2014 fiscal year is $2.0 million and $0.2 million, respectively.
For the three months ended September 27, 2014 and September 28, 2013, the Company contributed $0.9 million and $0.5 million, respectively, to defined benefit pension plans. For the nine months ended September 27, 2014 and September 28, 2013, the Company contributed $2.0 million and $4.4 million, respectively, to defined benefit pension plans. The Company expects to make total contributions of $2.9 million in 2014. The Company contributed a total of $5.5 million in 2013. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2013 Annual Report on Form 10-K filed on February 26, 2014.

9. SHAREHOLDERS’ EQUITY
Repurchase of Common Stock
The Company acquired and retired 500,000 shares of its common stock in the quarter ended September 27, 2014, at an average cost of $69.94 per share for a total use of cash of $35.0 million. The repurchases were under the 3.0 million share repurchase program approved by the Company’s Board of Directors.

Share Based Compensation
The Company recognized approximately $2.2 million and $2.9 million in share-based compensation expense for the three months ended September 27, 2014 and September 28, 2013, respectively. Share-based compensation expense for the nine months ended September 27, 2014 and September 28, 2013 was $8.5 million and $8.3 million, respectively. The total excess income tax benefit recognized relating to share-based compensation for the nine months ended September 27, 2014 and September 28, 2013 was approximately $1.2 million and $0.7 million, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of September 27, 2014, total unrecognized compensation cost related to share-based compensation awards was approximately $24.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

Approximately 3.0 million shares were available for future grant under the 2013 Equity Incentive Plan at September 27, 2014.

The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SARs”). Historically, the majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the nine months ended September 27, 2014, and September 28, 2013, respectively, 148,955 and 174,775 share-based incentive awards were granted. The per share weighted average fair value of share-based incentive awards granted during those respective periods was $28.01 and $23.01.

Options and Stock Appreciation Rights
Options and SARs generally vest over 5 years, are granted at prices equal to the fair market value of the stock on the grant dates, and expire 10 years from the grant date. Compensation expense recognized related to the options and SARs was $1.0 million and $1.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $3.6 million and $4.0 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

As of September 27, 2014, there was $12.7 million of unrecognized compensation cost related to non-vested options and SAR's that is expected to be recognized as a charge to earnings over a weighted average period of 3.1 years.
The assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	September 27, 2014	September 28, 2013
Risk-free interest rate	2.0%	1.1%
Expected life (years)	7.0	7.0
Expected volatility	37.7%	38.5%
Expected dividend yield	1.2%	1.2%
The weighted average fair value of SARs granted during the nine months ended September 27, 2014 was $28.01. There were no options granted during the nine months ended September 27, 2014.
A summary of share-based awards (options and SARs) as of September 27, 2014 follows below. Forfeitures of share-based awards during the nine months ended September 27, 2014 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,498,486	$59.27	6.1	$13.2
Exercisable	878,054	$53.10	4.7	12.3

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

Following is a summary of RSA award activity for the nine months ended September 27, 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs at December 28, 2013	40,717	$66.50	0.8
Granted	12,144	75.76
Vested	28,047	67.83
Forfeited	—	—
Unvested RSAs September 27, 2014	24,814	$69.53	0.6
RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million and $0.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $1.2 million and $0.9 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.
As of September 27, 2014, there was $0.7 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.6 years.
Following is a summary of RSU award activity for the nine months ended September 27, 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs at December 28, 2013	210,264	65.57	1.9
Granted	83,850	75.41
Vested	47,048	70.89
Forfeited	5,885	63.51
Unvested RSUs at September 27, 2014	241,181	68.00	2.0
RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $0.6 million and $1.0 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $3.0 million and $3.0 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.
As of September 27, 2014, there was $10.4 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.0 years.
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

The assumptions used in the Company's Monte Carlo simulation related to grants for PSUs were as follows:

	September 27, 2014	September 28, 2013
Risk-free interest rate	0.9%	0.3%
Expected life (years)	3.0	3.0
Expected volatility	32.0%	35.0%
Expected dividend yield	1.1%	1.2%
Following is a summary of PSU activity for the nine months ended September 27, 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs at December 28, 2013	35,730	$56.71	2.4
Granted	25,310	83.74
Vested	—	—
Forfeited	1,645	56.71
Unvested PSUs at September 27, 2014	59,395	$68.23	2.2
Compensation expense for awards granted is based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.3 million and $0.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $0.7 million and $0.3 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Total unrecognized compensation expense for all PSUs granted as of September 27, 2014 is estimated to be $3.0 million recognized as a charge to earnings over a weighted average period of 2.2 years.
10. INCOME TAXES
The effective tax rate for the three months ended September 27, 2014 was 27.1% versus 21.6% for the three months ended September 28, 2013. The effective tax rate for the nine months ended September 27, 2014 was 26.6% versus 23.3% for the nine months ended September 28, 2013.
The change in the third quarter 2014 compared to third quarter 2013 effective rate was primarily driven by the favorable adjustments related to the finalization of the 2012 U.S. Federal income tax return recorded in 2013 and the increase in the Mexican tax rate in 2014. The change in the effective tax rate for the nine months ended September 27, 2014 was driven by the same factors as in the third quarter 2014 as well as the U.S. Research and Development Credit not yet extended for 2014 and the retroactive Chinese Hi-Technology tax incentive recorded in 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of September 27, 2014 and December 28, 2013, the Company had approximately $3.4 million and $4.4 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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

11. EARNINGS PER SHARE ("EPS")
The numerator for the calculation of basic and diluted earnings per share is Net Income Attributable to Regal Beloit Corporation. The denominator is computed as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Denominator for basic EPS (weighted average)	44.9	45.1	45.1	45.0
Effect of dilutive securities	0.3	0.3	0.3	0.3
Denominator for diluted EPS (weighted average)	45.2	45.4	45.4	45.3

The “Effect of dilutive securities” represents the dilution impact of equity awards. For the three months ended September 27, 2014 and September 28, 2013, respectively, there were 0.6 million and 0.7 million options where the exercise price was above the average market price which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive. For the nine months ended September 27, 2014 and September 28, 2013, there were 0.3 million and 0.7 million shares, respectively, where the exercise price was above the average market price and which were excluded from the calculation of the effect of dilutive shares as the effect of such options was anti-dilutive.
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
The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 27, 2014 and September 28, 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning balance	$17.6	$21.9	$19.3	$20.9
Payments	(4.1)	(5.2)	(14.9)	(13.7)
Provision	4.9	4.8	13.9	13.2
Acquisition	0.6	—	0.7	1.2
Translation adjustments	—	—	—	(0.1)
Ending balance	$19.0	$21.5	$19.0	$21.5

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 27, 2014.

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
At September 27, 2014, the Company had $0.6 million, net of tax, of derivative gains on closed hedge instruments in Accumulated Other Comprehensive Income (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, the Company had $(0.7) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of September 27, 2014, the Company had outstanding the following currency forward contracts (with maturities extending through March 2017) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount
Mexican Peso	$238.0
Chinese Renminbi	166.9
Indian Rupee	33.7
Euro	26.1
Thai Baht	5.0
Australian Dollar	2.9

As of September 27, 2014, the Company had outstanding the following commodity forward contracts (with maturities extending through December 2015) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$111.2
Aluminum	5.1

As of September 27, 2014, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of September 27, 2014 and December 28, 2013 were (in millions):

	September 27, 2014
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$12.6
Currency contracts	3.3	0.5	2.4	1.3
Commodity contracts	0.2	—	3.6	0.1
Not designated as hedging instruments:
Currency contracts	0.3	—	0.7	—
Commodity contracts	1.1	—	1.1	—
Total Derivatives	$4.9	$0.5	$7.8	$14.0

	December 28, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$5.7	$16.1
Currency contracts	8.4	0.7	3.0	0.7
Commodity contracts	4.0	—	1.7	—
Not designated as hedging instruments:
Currency contracts	—	—	0.1	—
Commodity contracts	0.7	—	0.8	—
Total Derivatives	$13.1	$0.7	$11.3	$16.8

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) for the three and nine months ended September 27, 2014 and September 28, 2013, respectively, was (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 27, 2014				September 28, 2013
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(3.2)	$(3.9)	$1.2	$(5.9)	$10.3	$(2.4)	$(0.9)	$7.0
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	—	—	—	—	(0.1)	—	(0.1)
Gain (Loss) recognized in Cost of Sales	(1.6)	2.8	—	1.2	(4.9)	1.7	—	(3.2)
Loss recognized in Interest Expense	—	—	(2.4)	(2.4)	—	—	(3.2)	(3.2)

	Nine Months Ended
	September 27, 2014				September 28, 2013
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	(10.0)	0.6	0.2	(9.2)	(12.5)	3.9	0.8	(7.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	—	—	—	—	(0.6)	—	(0.6)
Gain (Loss) recognized in Cost of Sales	(7.1)	6.5	—	(0.6)	(4.5)	5.8	—	1.3
Loss recognized in Interest Expense	—	—	(8.9)	(8.9)	—	—	(9.6)	(9.6)

The ineffective portion of hedging instruments recognized during the three and nine months ended September 27, 2014 and September 28, 2013, respectively, was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	September 27, 2014		September 28, 2013
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
(Loss) Gain recognized in Cost of Sales	$—	$(0.3)	$0.1	$0.2

	Nine Months Ended
	September 27, 2014		September 28, 2013
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
(Loss) Gain recognized in Cost of Sales	$0.1	$(0.2)	$(0.1)	$0.6

The net AOCI hedging component balance of $(9.3) million loss at September 27, 2014 includes $(5.0) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended September 27, 2014 and December 28, 2013.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	September 27, 2014
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$3.6	$(1.7)	$1.9
Derivative Commodity Contracts	1.3	(1.2)	0.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.5	(0.4)	0.1
Hedging Obligations Current:
Derivative Currency Contracts	3.1	(1.7)	1.4
Derivative Commodity Contracts	4.7	(1.2)	3.5
Hedging Obligations:
Derivative Currency Contracts	1.3	(0.4)	0.9
Derivative Commodity Contracts	0.1	—	0.1

	December 28, 2013
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.4	$(0.6)	$7.8
Derivative Commodity Contracts	4.7	(2.4)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	(0.2)	0.5
Hedging Obligations Current:
Derivative Currency Contracts	3.1	(0.6)	2.5
Derivative Commodity Contracts	2.5	(2.4)	0.1
Hedging Obligations:
Derivative Currency Contracts	0.7	(0.2)	0.5

14. FAIR VALUE
The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of September 27, 2014 and December 28, 2013, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at September 27, 2014 and December 28, 2013.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 27, 2014 and December 28, 2013 (in millions):

	September 27, 2014	December 28, 2013	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$3.6	$8.4	Level 2
Derivative Commodity Contracts	1.3	4.7	Level 2
Investments	17.5	7.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.2	5.1	Level 1
Derivative Currency Contracts	0.5	0.7	Level 2
Liabilities:
Other Accrued Expenses:
Deferred Contingent Purchase Price	—	8.3	Level 3
Hedging Obligations (current):
Interest Rate Swap	—	5.7	Level 2
Derivative Currency Contracts	3.1	3.1	Level 2
Derivative Commodity Contracts	4.7	2.5	Level 2
Hedging Obligations:
Interest Rate Swap	12.6	16.1	Level 2
Derivative Currency Contracts	1.3	0.7	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Other Noncurrent Liabilities:
Deferred Contingent Purchase Price	—	1.4	Level 3

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 2 inputs based on quoted market prices for similar instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the nine months September 27, 2014, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities for the three months ended September 27, 2014 and September 28, 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning Balance	$—	$21.6	$9.7	$21.1
Valuation Adjustments	—	0.3	(1.1)	0.8
Payments	—	(0.3)	(8.6)	(0.3)
Ending Balance	$—	$21.6	—	21.6

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
15. RESTRUCTURING ACTIVITIES
Beginning in fiscal 2013 the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Electrical segment. As a result of these closures, the Company incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the employees remaining service period while the plant relocation costs are expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 27, 2014 and September 28, 2013, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning balance	$7.3	$2.6	3.9	3.1
Provision	3.0	1.2	10.8	3.5
Payments	(1.8)	(0.3)	(6.2)	(3.1)
Ending Balance	$8.5	$3.5	$8.5	$3.5

The following is a reconciliation of expenses by type for the restructuring projects for the three and nine months ended September 27, 2014 and September 28, 2013, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Employee termination expenses	$1.8	$0.6	$5.2	$1.3
Facility related costs	0.8	0.4	3.7	1.3
Other	0.4	0.2	1.9	0.9
Total restructuring expenses	$3.0	$1.2	$10.8	$3.5

For the three months ended September 27, 2014 and September 28, 2013, restructuring charges recorded in Cost of Sales were $3.0 million and $1.2 million, respectively. For the nine months ended September 27, 2014 and September 28, 2013, restructuring charges recorded in Cost of Sales were $10.5 million and $2.7 million, respectively. For the three months ended September 27, 2014 and September 28, 2013, there were no restructuring charges recorded in Operating Expenses. For the nine months ended September 27, 2014 and September 28, 2013, there were $0.3 million and $0.8 million of restructuring expenses recorded in Operating Expenses, respectively.

The Company's current restructuring activities are expected to conclude by the end of 2015. The Company expects to record aggregate future charges of approximately $7.3 million which includes $3.3 million of employee termination expenses and $4.0 million of facility related and other costs.

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

As the U.S. housing market recovers, there is improving demand for residential HVAC products. In the third quarter, the Company recorded its fourth consecutive quarter of growth in residential HVAC products. However, we continue to see competition on the basis of price, quality, delivery and responsiveness and customers periodically change suppliers to achieve cost savings, supplier diversity, technology advantages, or for other reasons. In addition, the market shares of our customers may change due to product differentiation, pricing, service, quality or consumer preferences. All of these factors impact our sales of residential and commercial HVAC products.

We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of September 27, 2014, the SICAD1 and SICAD2 exchange rates were 12 and 50 Bolivars per U.S. dollar, respectively.
As of September 27, 2014, we continued to remeasure local currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 based on charges incurred related to import tariffs. We believe that our imports will continue to qualify for the official rate and intend to pursue this rate for future exchanges. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD1 or SICAD2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear.
At September 27, 2014, we had approximately $10.0 million of net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal auction-based exchange rates for financial reporting purposes, it would result in us recording a devaluation charge in our Consolidated Statement of Income. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. For example, if we had applied the SICAD1 exchange rate of 12 Bolivars to the U.S. dollar rate on September 27, 2014, it would have resulted in a nonrecurring charge of $5.1 million. Similarly, if we had applied the SICAD2 exchange rate of 50 Bolivars to the U.S. dollar on September 27, 2014, it would have resulted in a nonrecurring charge of $9.3 million.
In addition, we have recently experienced delays in collecting payment on our receivables from certain customers in Venezuela.  As of September 27, 2014, our total outstanding trade receivables in Venezuela were $26.5 million, or approximately 5% of our gross trade receivables. None of these receivables are in dispute. We cannot predict whether we will receive payment in full on these receivables, or the timing of such payments.

Results of Operations

Net Sales
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Dollars in Millions)
Net Sales	$829.8	$768.2	$2,481.4	$2,368.4
Sales growth rate	8.0%	(1.4)%	4.8%	(3.4)%

Net Sales by Segment:
Electrical segment	$760.6	$707.5	$2,278.3	$2,171.8
Sales growth rate	7.5%	(0.1)%	4.9%	(2.3)%
Mechanical segment	$69.2	$60.7	$203.1	$196.6
Sales growth rate	14.0%	(14.7)%	3.3%	(13.8)%

Three Months Ended September 27, 2014 Compared to September 28, 2013
Net sales for the third quarter 2014 included $42.6 million of incremental net sales from the businesses acquired within the last year ("recently acquired businesses"). Excluding the recently acquired businesses, net sales for the third quarter 2014 increased 2.5% and reflected (i) price decreases of approximately 0.2%, (ii) an increase from volume and mix changes of approximately 2.6% and (iii) an increase from foreign currency translation of approximately 0.1%.
Electrical segment net sales in the third quarter included $42.6 million from the recently acquired businesses. North American residential HVAC net sales increased 8.4% for the third quarter 2014 compared to the third quarter of 2013 driven primarily by improving market conditions and an HVAC Original Equipment Manufacturer ("OEM") pre-build of Seasonal Energy Efficiency Ratio ("SEER 13") product. North American commercial and industrial motor net sales decreased 1.3% for the third quarter 2014 compared to the third quarter 2013.
Mechanical segment net sales increased 14.0% for the third quarter 2014 compared to the third quarter 2013. Mechanical segment sales in North America for the third quarter 2014 increased 18.0% compared to the third quarter 2013, primarily driven by growth in the power transmission distribution channel and the energy end market.
In the third quarter of 2014, net sales of high efficiency products increased 7.0% compared to the third quarter of 2013 and represented 21.5% of gross net sales for both 2014 and 2013 driven primarily by increased sales of variable speed motors and controls and high-efficiency gearing.
Excluding the impact of the recently acquired businesses, net sales to regions outside the United States increased 8.2% compared to the third quarter 2013 and represented 35.0% of net sales. Excluding the impact of the recently acquired businesses, foreign currency exchange rates positively impacted international sales by 0.2% for the third quarter 2014 compared to the third quarter 2013.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
Net sales for the nine months ended September 27, 2014 included $97.8 million of incremental net sales from the recently acquired businesses. Excluding the recently acquired businesses, net sales for the nine months ended September 27, 2014 increased 0.6% and reflected (i) price decreases of approximately 0.3%, (ii) an increase of approximately 1.4% related to volume and mix changes and (iii) a decrease from foreign currency translation of approximately 0.4%.
Electrical segment net sales included $97.8 million of incremental net sales from the recently acquired businesses. North American residential HVAC motor net sales increased 5.6% in the nine months ended September 27, 2014 from the nine months ended September 28, 2013 driven primarily by improving market conditions and an HVAC OEM pre-build of SEER 13 product. North American commercial and industrial net sales decreased 2.5% in the nine months ended September 27, 2014 from the nine months ended September 28, 2013 due primarily to weaker demand for commercial and industrial refrigeration equipment.
Mechanical segment net sales increased 3.3% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. Mechanical segment net sales in North America for the nine months ended September 27, 2014 increased 4.1% compared to the nine months ended September 28, 2013, primarily driven by growth in the power transmission distribution channel and the energy end market.

In the nine months ended September 27, 2014, net sales of high efficiency products increased 6.6% compared to the nine months ended September 28, 2013 and represented 20.5% of gross net sales compared to 20.1% of gross net sales in 2013.
Excluding the impact of businesses acquired in the past twelve months, net sales to regions outside the United States for the nine months ended September 27, 2014 increased 1.0% compared to the nine months ended September 28, 2013 and represented 34.2% of net sales. Excluding the impact of the recently acquired businesses, foreign currency exchange rates negatively impacted international sales by 1.3% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013.

Gross Profit
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Dollars in Millions)
Gross Profit	$203.8	$196.5	$609.2	$605.2
Gross profit percentage	24.6%	25.6%	24.6%	25.6%

Gross Profit by Segment:
Electrical segment	$185.5	$180.1	$557.1	$552.9
Gross profit percentage	24.4%	25.5%	24.5%	25.5%
Mechanical segment	$18.3	$16.4	$52.1	$52.3
Gross profit percentage	26.4%	27.0%	25.7%	26.6%

Three Months Ended September 27, 2014 Compared to September 28, 2013
Gross profit margin for the third quarter 2014 was 24.6% compared to 25.6% for the third quarter 2013 and included $3.0 million of restructuring expenses and $1.2 million of purchase accounting adjustments from the recently acquired businesses. Third quarter 2013 included $1.2 million of restructuring expenses.
Electrical segment gross profit for the third quarter 2014 included $3.0 million of restructuring expenses and $1.2 million of purchase accounting adjustments related to the recently acquired businesses. Third quarter 2013 Electrical segment gross profit included $1.2 million of restructuring expense.
Mechanical segment gross profit margin was 26.3% for the third quarter 2014, compared to 27.0% for the third quarter 2013.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
Gross profit margin for the nine months ended September 27, 2014 was 24.6% compared to 25.6% for the nine months ended September 28, 2013. For the nine months ended September 27, 2014, gross profit included $10.5 million of restructuring expenses and $2.5 million of purchase accounting adjustments related to the recently acquired businesses. For the nine months ended September 28, 2013, gross profit included $2.7 million of restructuring costs.
Electrical segment gross profit for the nine months ended September 27, 2014 included $10.5 million of restructuring expenses and $2.5 million of purchase accounting adjustments from the recently acquired businesses. Electrical segment gross profit for the nine months ended September 28, 2013 included $2.7 million of restructuring expenses and was negatively impacted by $3.6 million of higher inventory costs due to Venezuelan currency devaluation partially offset by a LIFO benefit of $2.1 million resulting from lower commodity costs.
Mechanical segment gross profit margin was 25.6% for the nine months ended September 27, 2014, compared to 26.6% for the nine months ended September 28, 2013. The Mechanical segment gross profit decline for the nine months ended September 27, 2014 was primarily due to lower sales to the natural gas fracturing end market compared to fixed manufacturing costs.

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Dollars in Millions)
Operating Expenses	$129.1	$117.7	$376.1	$369.4
As a percentage of net sales	15.6%	15.3%	15.2%	15.6%

Operating Expenses by Segment:
Electrical segment	$119.5	$109.0	$347.8	$341.8
As a percentage of net sales	15.7%	15.4%	15.3%	15.7%
Mechanical segment	$9.6	$8.7	$28.3	$27.6
As a percentage of net sales	13.9%	14.3%	13.9%	14.0%

Three Months Ended September 27, 2014 Compared to September 28, 2013
Operating expenses for the third quarter of 2014 included an incremental $8.3 million from the recently acquired businesses, $1.9 million loss on sale of a consolidated joint venture and $0.2 million of acquisition related costs. Operating expenses for the third quarter of 2013 included a $0.2 million gain on sale of assets.
Electrical segment operating expenses for the third quarter 2014 included an incremental $8.3 million from the recently acquired businesses and $1.9 million loss on sale of a consolidated joint venture.
Mechanical segment operating expenses for the third quarter 2014 decreased to 13.9% as a percent of net sales, due to increased sales volume, compared to 14.3% as a percent of net sales for the third quarter 2013. Mechanical segment operating expenses for the third quarter of 2013 included $0.2 million gain on sale of assets.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
Operating expenses for the nine months ended September 27, 2014 included $16.9 million related to the recently acquired businesses, $1.9 million loss on sale of a consolidated joint venture, $1.3 million of acquisition related costs, and $0.3 million of restructuring charges, partially offset by a $2.0 million gain on the disposal of real estate. Operating expenses for the nine months ended September 28, 2013 included $3.2 million of due diligence costs, $1.4 million of bad debt expense and $0.8 million of restructuring charges, partially offset by a $0.2 million gain on sale of assets.
Electrical segment operating expenses for the nine months ended September 27, 2014 included $16.9 million related to the recently acquired businesses, $1.9 million loss on sale of a consolidated joint venture, $0.8 million of acquisition related costs, and $0.3 million of restructuring charges, partially offset by a $2.0 million gain on the disposal of real estate. Electrical segment operating expenses for the nine months ended 2013 included $3.2 million of due diligence costs, $1.4 million of bad debt expense and $0.8 million of restructuring charges.
Mechanical segment operating expenses for the nine months ended September 27, 2014 2014 were flat with the prior year as a percentage of sales. Mechanical segment operating expenses for the nine months ended September 27, 2013 included $0.2 million gain on sale of assets.
Goodwill Impairment
In the second quarter of 2014, a $1.0 million non-cash goodwill impairment was recorded in the Electrical segment. (See also Note 5 of the Notes to the Condensed Consolidated Financial Statements.) There was no goodwill impairment recorded in the third quarter 2013.
For the nine months ended September 27, 2014, Total Operating Expenses, consisting of Operating Expenses and Goodwill Impairment, were $377.1 million. There was no goodwill impairment recorded in the nine months ended September 28, 2013.

Income from Operations
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Dollars in Millions)
Income from Operations	$74.7	$78.8	$232.1	$235.8
As a percentage of net sales	9.0%	10.3%	9.4%	10.0%

Income from Operations by Segment:
Electrical segment	$66.0	$71.1	$208.3	$211.1
As a percentage of net sales	8.7%	10.0%	9.1%	9.7%
Mechanical segment	$8.7	$7.7	$23.8	$24.7
As a percentage of net sales	12.6%	12.7%	11.7%	12.6%
Three Months Ended September 27, 2014 Compared to September 28, 2013
Income from operations was $74.7 million for the third quarter 2014 compared to $78.8 million for the third quarter 2013. As a percentage of sales, income from operations was 9.0% for the third quarter 2014 compared to 10.3% for the third quarter 2013.
Electrical segment income from operations was 8.7% of net sales for the third quarter 2014 compared to 10.0% of net sales for the third quarter 2013.
Mechanical segment income from operations was 12.4% of net sales for the third quarter 2014 compared to 12.7% of net sales for the third quarter 2013.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
Income from operations was $232.1 million for the nine months ended September 27, 2014 compared to $235.8 million for the nine months ended September 28, 2013. As a percentage of sales, income from operations was 9.4% for the nine months ended September 27, 2014 compared to 10.0% for the nine months ended September 28, 2013.
Electrical segment income from operations was 9.1% of net sales for the nine months ended September 27, 2014 compared to 9.7% of net sales for the nine months ended September 28, 2013.
Mechanical segment income from operations was 11.7% of net sales for the nine months ended September 27, 2014 compared to 12.6% of net sales for the nine months ended September 28, 2013.

Interest Expense, Net
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Dollars in Millions)
Interest Expense, Net	$7.8	$9.3	$25.1	$28.8

Three Months Ended September 27, 2014 Compared to September 28, 2013
Net interest expense for the third quarter 2014 decreased driven by interest earned on investments with higher average interest rates compared to the third quarter 2013.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
Net interest expense for the nine months ended September 27, 2014 decreased driven by interest earned on investments with higher average interest rates compared to the nine months ended September 28, 2013.

Provision for Income Taxes
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Dollars in Millions)
Provision for Income Taxes	$18.1	$15.0	$55.1	$48.2
Effective Tax Rate	27.1%	21.6%	26.6%	23.3%
Three Months Ended September 27, 2014 Compared to September 28, 2013
The effective tax rate for the third quarter 2014 was 27.1% compared to 21.6% for the third quarter 2013. The increase was primarily driven by favorable adjustments recorded in 2013 related to the finalization of the 2012 U.S. Federal income tax return and the increase in the Mexican tax rate in 2014. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
The effective tax rate for the nine months ended September 27, 2014 was 26.6% compared to 23.3% for the nine months ended September 28, 2013 and was primarily driven by the same factors as in the third quarter 2014 as well as the U.S. Research and Development Credit not yet extended for 2014 and the retroactive Chinese High-Technology tax incentive in 2013. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Net Income Attributable to Regal Beloit Corporation and Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(Amounts in Millions, Except Per Share Data)
Net Income Attributable to Regal Beloit Corporation	$47.5	$52.6	$147.5	$153.2
Fully Diluted Earnings Per Share	$1.05	$1.16	$3.25	$3.38
Average Number of Diluted Shares	45.2	45.4	45.4	45.3

Three Months Ended September 27, 2014 Compared to September 28, 2013
Net Income Attributable to Regal Beloit Corporation for the third quarter 2014 was $47.5 million, a decrease of 9.7% compared to $52.6 million for the third quarter 2013. Fully diluted earnings per share was $1.05 for the third quarter 2014 compared to $1.16 for the third quarter 2013. The average number of diluted shares was 45.2 million during the third quarter 2014 compared to 45.4 million during the third quarter 2013.
Nine Months Ended September 27, 2014 Compared to September 28, 2013
Net Income Attributable to Regal Beloit Corporation for the nine months ended September 27, 2014 was $147.5 million, a decrease of 3.7% compared to $153.2 million for the nine months ended September 28, 2013. Fully diluted earnings per share was $3.25 for the nine months ended September 27, 2014 compared to $3.38 for the nine months ended September 28, 2013. The average number of diluted shares was 45.4 million during the nine months ended September 27, 2014 compared to 45.3 million during the nine months ended September 28, 2013.
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
Cash flow provided by operating activities (“operating cash flow”) was $227.1 million for the nine months ended September 27, 2014, an $11.4 million decrease from the nine months ended September 28, 2013, due to lower net income.
Cash flow used in investing activities was $202.3 million for the nine months ended September 27, 2014, an increase of $130.2 million from the nine months ended September 28, 2013 primarily due to the acquisitions of Hy-Bon and Benshaw. Capital expenditures were $60.5 million in the nine months ended September 27, 2014 compared to $65.4 million in the nine months ended September 28, 2013. Business acquisitions were $128.2 million for the nine months ended September 27, 2014, compared to $6.1 million for the nine months ended September 28, 2013, driven by the Hy-Bon and Benshaw acquisitions in 2014.
Cash flow used in financing activities for the nine months ended September 27, 2014 was $160.3 million compared to $79.9 million in the nine months ended September 28, 2013. The principal financing activities were $60.0 million of net borrowings under the revolving credit facility and the $150 million repayment of long term debt, both in the nine months ended September 27, 2014. In addition, we acquired 500,000 shares of our common stock in the nine months ended September 27, 2014 under a previously approved stock repurchase program at an average cost of $69.94 per share for a total use of cash of $35.0 million. For the same time period in 2013, we repaid the remaining $55.0 million of our term loan.

Working capital was $1.1 billion at September 27, 2014 and $1.0 billion at December 28, 2013, respectively.

The following table presents selected financial information and ratios as of September 27, 2014 and December 28, 2013 (in millions):

	September 27,	December 28,
	2014	2013
Cash and Cash Equivalents	$327.3	$466.0
Trade Receivables, Net	545.7	463.8
Inventories	681.7	618.7
Working Capital	1,126.1	1,025.0
Current Ratio	2.9:1	2.5:1

At September 27, 2014, our Cash and Cash Equivalents totaled $327.3 million. At September 27, 2014, $323.9 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes.
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
At September 27, 2014, we had $600.0 million of senior notes (the “Notes”) outstanding. Details on the Notes at September 27, 2014 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At September 27, 2014, the interest rate was 0.9%.

In August 2014, $150.0 million of the 2007 Notes matured. We repaid these Notes at maturity with a combination of existing cash and borrowings under our revolving credit facility.
We have a $500.0 million revolving credit facility (the “Facility”) that matures in June 2016. The Facility permits the Company to borrow at interest rates based upon a margin above LIBOR. The margin varies with the ratio of total funded debt to EBITDA as defined in the Facility. These interest rates also vary as LIBOR varies. The average interest rate on the Facility was 1.4% during the nine months ended September 27, 2014. We pay a commitment fee on the unused amount of the Facility, which also varies with the ratio of total funded debt to EBITDA. At September 27, 2014, we had $60.0 million outstanding on the Facility and had $23.8 million of standby letters of credit issued under the Facility with $416.2 million of available borrowing capacity.

At September 27, 2014, other notes payable of approximately $16.9 million were outstanding with a weighted average interest rate of 2.5%.
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs, the approximate fair value of our Notes was $699.9 million and $779.6 million as of September 27, 2014 and December 28, 2013, respectively. We estimate that the fair value of other debt approximates book value.
The Notes and the Facility require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants as of September 27, 2014. We believe that we will continue to be in compliance with these covenants for the foreseeable future.
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (See also Note 13 of Notes to Condensed Consolidated Financial Statements).
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At September 27, 2014, excluding the impact of the interest rate swap, we had $506.3 million of fixed rate debt and $170.6 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize our interest rate swap to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at September 27, 2014 would result in a $0.1 million change in after-tax annualized earnings.
We entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments. Details regarding this instrument, as of September 27, 2014, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(12.6)

As of September 27, 2014, an interest rate swap liability of $(12.6) million was included in Hedging Obligations (noncurrent). As of December 28, 2013, the interest rate swap liabilities of $(5.7) million and $(16.1) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. The unrealized loss on the effective portion of the contracts, net of tax, of $(7.8) million and $(13.5) million as of September 27, 2014 and December 28, 2013, respectively, was recorded in AOCI.

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
We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of September 27, 2014, the SICAD1 and SICAD2 exchange rates were 12 and 50 Bolivars per U.S. dollar, respectively.
As of September 27, 2014, we continued to remeasure local currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 based on charges incurred related to import tariffs. We believe that our imports will continue to qualify for the official rate and intend to pursue this rate for future exchanges. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD1 or SICAD2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear.

At September 27, 2014, we had approximately $10.0 million of net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal auction-based exchange rates for financial reporting purposes, it would result in us recording a devaluation charge in our Consolidated Statement of Income. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. For example, if we had applied the SICAD1 exchange rate of 12 Bolivars to the U.S. dollar rate on September 27, 2014, it would have resulted in a nonrecurring charge of $5.1 million. Similarly, if we had applied the SICAD2 exchange rate of 50 Bolivars to the U.S. dollar on September 27, 2014, it would have resulted in a nonrecurring charge of $9.3 million.
Derivatives
As of September 27, 2014, derivative currency assets (liabilities) of $3.6 million, $0.5 million, $(3.1) million and $(1.3) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 28, 2013, derivative currency assets (liabilities) of $8.4 million, $0.7 million, $(3.1) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized gains on the effective portion of the contracts of $0.1 million net of tax, and $3.4 million net of tax, as of September 27, 2014 and December 28, 2013, was recorded in AOCI. At September 27, 2014, we had $0.5 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, we had $0.8 million of derivative currency gains on closed hedge instruments in AOCI that were realized in 2014 when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 27, 2014 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Mexican Peso	$238.0	$(1.0)	$23.8	$(23.8)
Chinese Renminbi	166.9	0.5	16.7	(16.7)
Indian Rupee	33.7	0.2	3.4	(3.4)
Euro	26.1	(0.4)	2.6	(2.6)
Thai Baht	5.0	0.2	0.5	(0.5)
Australian Dollar	2.9	0.2	0.3	(0.3)

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
Derivatives
Derivative commodity assets (liabilities) of $1.3 million, $(4.7) million and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively, at September 27, 2014. Derivative commodity assets (liabilities) of $4.7 million and $(2.5) million are recorded in Prepaid Expenses and Hedging Obligations (current), respectively, at December 28, 2013. The unrealized gain (loss) on the effective portion of the contracts of $(2.2) million net of tax and $1.3 million net of tax, as of September 27, 2014 and December 28, 2013, respectively, was recorded in AOCI. At September 27, 2014, we had $0.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2013, there was $(1.5) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized in 2014 when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 27, 2014 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$111.2	$(3.7)	$11.1	$(11.1)
Aluminum	5.1	0.2	0.5	(0.5)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(9.3) million loss at September 27, 2014 includes $(5.0) million of net current deferred losses expected to be realized in the next twelve months.
Counterparty Risk
We are exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including our interest rate swap agreement, foreign currency exchange contracts and commodity hedging transactions. We manage exposure to counterparty credit risk by limiting our counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. We do not obtain collateral or other security to support financial instruments subject to credit risk. We do not anticipate non-performance by our counterparties, but cannot provide assurances.

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

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

We may experience currency devaluations, non-payment of receivables, governmental restrictions such as price and margin controls, or other difficult operating conditions relating to our doing business in Venezuela, any of which could have an adverse effect on our results of operations or financial condition.

In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD2), which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars.  As of September 27, 2014, the SICAD1 and SICAD2 exchange rates were 12 and 50 Bolivars per U.S. dollar, respectively.  As of September 27, 2014, we continued to remeasure Venezuelan currency transactions and balances into U.S. dollars at the official exchange rate of 6.3 Bolivars per U.S. dollar.  However, any devaluation of the official exchange rate, or any potential future determination that we should utilize one of the other legal auction-based exchange rates for financial reporting purposes, would result in recording a devaluation charge in our Consolidated Statement of Income.  Further, any currency devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of our Venezuelan currency denominated revenues, expenses and, consequently, our income before taxes. We cannot predict whether there will be further devaluations of the Venezuelan currency.

In addition, we have recently experienced delays in collecting payment on our receivables from certain customers in Venezuela.  As of September 27, 2014, our total outstanding trade receivables in Venezuela were $26.5 million, or approximately 5% of our total gross trade receivables. None of these receivables are in dispute. We cannot predict whether we will receive payment in full on these receivables, or the timing of such payments.

Any additional government actions, such as continued or worsening import authorization controls, price or margin controls, or continued or increased labor unrest in Venezuela, could have a further adverse impact on our results of operations or financial condition that could become material in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended September 27, 2014.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
June 29 to August 2	49,759	$70.07	49,759	2,950,241
August 3 to August 30	450,555	$69.92	450,241	2,500,000
August 31 to September 27	—	$—	—	2,500,000
	500,314		500,000

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 27, 2014, there were 500,314 shares acquired in connection with transactions pursuant to equity incentive plans.
The Board of Directors has approved a repurchase program for up to 3.0 million shares of the Company’s common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended September 27, 2014, there were 500,000 shares acquired pursuant to this authorization.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 6, 2014

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.