Form 10-K
period 2015-01-03
REGAL BELOIT CORP
filed 2015-03-04
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2014 was approximately $3.5 billion.
On February 24, 2015, the registrant had outstanding 44,707,879 shares of common stock, $.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2015 is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JANUARY 3, 2015

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

•
increases in our overall debt levels as a result of the acquisition of the Power Transmission Solutions (“PTS”) business from Emerson Electric Co., or otherwise and our ability to repay principal and interest on our outstanding debt;

•
actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of acquired companies and businesses including PTS, including the timing and impact of purchase accounting adjustments;

•
challenges in our Venezuelan operations, including further currency devaluations, non-payment of receivables, governmental restrictions such as price and margin controls, as well as other difficult operating conditions;

•	unanticipated costs or expenses we may incur related to product warranty issues;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;

•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;

•
economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, foreign government policies and other external factors that we cannot control;

•	unanticipated liabilities of acquired businesses, including PTS;

•	effects on earnings of any significant impairment of goodwill or intangible assets;

•	cyclical downturns affecting the global market for capital goods;

•	difficulties associated with managing foreign operations; and

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
References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2015 (the “2015 Proxy Statement”) or to information contained in specific sections of the 2015 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 3, 2015 as “fiscal 2014,” the fiscal year ended December 28, 2013 as “fiscal 2013,” and the fiscal year ended December 29, 2012 as “fiscal 2012.”
ITEM 1 -    BUSINESS
Our Company
We are a global manufacturer of electric motors and controls, electric generators and controls, and power transmission products. During the fourth quarter of 2014 we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Our company is now comprised of three reporting segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions. Historical information has been revised to reflect our new structure. Financial information on our reporting segments for fiscal 2014, fiscal 2013 and fiscal 2012 is contained in Note 6 of Notes to the Consolidated Financial Statements.
General
Commercial and Industrial Systems Segment

Our Commercial and Industrial Systems segment designs, manufactures and sells primarily:

•
Fractional, integral and large horsepower AC and DC motors and controls for commercial and industrial ("C&I") applications. These motors are sold directly to original equipment manufacturer ("OEM") and end-user customers and through our network of direct and independent sales representatives as well as through regional and national distributors. Typical applications include pumps, fans, compressors, conveyors, augers, blowers, and irrigation equipment. Our customers tend to be the leaders in their industries, and their desire for more efficient motor based solutions is providing an increasing opportunity to add more value to their applications with energy efficient motor and integrated electronic control solutions.

•
Fractional and integral horsepower motors, electronic variable speed controls and blowers used in commercial heating, ventilation, air conditioning (“HVAC”) products. Our primary customers for these products are manufacturers of commercial HVAC and refrigeration systems as well as national and regional distributors of aftermarket products for the repair of these systems.

•
Solid state and electro-mechanical starters, contactors, relays, variable frequency drives and motors, artificial lift system pumping equipment, and total integrated solutions of these components. The market for these control solutions is driven primarily by applications requiring effective compression, pumping, air moving and conveying systems. Our products are sold primarily to OEM customers and systems integrators, and used in C&I markets such as oil and gas, mining, metals, chemical, water waste water, machinery, marine, buildings, cement & glass, pulp and paper.

•	Precision stator and rotor kits from five to 2,900 horsepower for air conditioning, heat pump and refrigeration compressor applications, which are sold primarily directly to OEM customers.

•
Hazardous duty motors, including low and medium voltage explosion proof motors as well as ATEX and IEC-Ex certified explosion proof motors. These motors are sold primarily into general industrial applications in potentially hazardous conditions such as oil and gas, paint booths, tunnels, and mining.

•
Electric generators from five kilowatts though four megawatts, automatic transfer switches, power generation and distribution switch gear, components and system controls. These products and systems are used in applications including health care, cloud and enterprise data centers, oil and gas, marine, agriculture, transportation, government, construction and other applications. The demand for electric power generation systems is driven by the need for electrical power on demand in cases where utility/grid power is lost or stressed or in prime power applications where utility power is unavailable

Climate Solutions Segment
Our Climate Solutions segment designs, manufactures and sells primarily:

•
Fractional motors, electronic variable speed controls and blowers used in a variety of residential and light commercial air moving applications including HVAC systems and commercial refrigeration. These motors and blowers are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes, water heaters and humidifiers. A majority of our HVAC motors replace existing motors, are installed as part of a new HVAC system that replaces an existing HVAC system, or are used in an HVAC system for new home construction. The business enjoys a large installed base of equipment and long-term relationships with its major customers.

•
Fractional motors and blowers used across a wide range of other applications including white goods, water heating equipment, small pumps and compressors. Demand for these products is driven primarily by consumer and light commercial market segments.

•	Precision stator and rotor sets from 1.5 to five horsepower that are assembled into compressors for air conditioning, heat pump and refrigeration applications.

•	Capacitors for use in HVAC systems, high intensity lighting and other applications.

Power Transmission Solutions Segment
Our Power Transmission Solutions Segment designs, manufactures and markets standard, modified and highly engineered enclosed gear drives, gearmotors, transmissions and custom open gearing used for motion control within complex equipment and systems. This gearing reduces the speed and increases the torque from an electric motor or other prime mover to meet the requirements of equipment such as a conveyor drive. These products are used in a wide variety of applications and industries including material handling, food and beverage, agriculture, industrial machinery, oil and gas, construction and other general gearing applications. Many of our products are originally sold and installed into OEM equipment within these industries. Our reputation and long history of providing highly reliable products creates an end user specification for replacement through the distribution channel. We also provide application and design assistance based on our deep knowledge of our products and their applications. Our portfolio of products includes established leading brands such as Hub City, Grove Gear, Durst and other focused segment brands.

On January 30, 2015, we closed the acquisition of the Power Transmission Solutions (“PTS”) business from Emerson Electric Co. (the “PTS Acquisition”). The purchase price for the PTS Acquisition was $1.4 billion in cash and the assumption of $40 million of liabilities. PTS has over 3,200 employees around the world, and effective on the closing date became part of the Power Transmission Solutions segment.
PTS designs, manufactures, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, standard and highly engineered, high performance couplings, modular plastic belts and conveying chains and components. These products are used to transmit power mechanically, provide anti-friction support or to enable automated materials handling in a wide variety of industrial and commercial applications including beverage, bulk handling, metals, special machinery, oil and gas, aerospace and general industrial. They are marketed under industry leading brands including Browning®, Jaure®, Kop-Flex®, McGill®, Morse®, Rollway®, Sealmaster® and System Plast™.
OEMs and end users in a variety of motion control and other industrial applications typically combine the types of motors, controls and power transmission products we offer. We seek to take advantage of this practice and to enhance our product penetration by leveraging cross-marketing and product line combination opportunities between our Commercial and Industrial Systems, Climate Solutions and Power Transmission Solution products. Our growth strategy also includes (i) driving organic growth through the introduction of innovative new products, (ii) establishing and maintaining new customers, as well as developing new opportunities with existing customers, (iii) participating in higher growth geographic markets, and (iv) identifying and consummating strategic, value creating acquisitions. We consider our acquisition process, including identification, due diligence, and integration, to be one of our core competencies.
Acquisitions
In January 2015, we completed the PTS Acquisition.

In 2014, we completed two acquisitions in the Commercial and Industrial Systems segment.

•	On June 30, 2014, we acquired Benshaw Inc., a Pittsburgh, Pennsylvania based manufacturer of custom low and medium voltage drives and soft starters, for $51 million.

•	On February 7, 2014, we acquired Hy-Bon Engineering Company, Inc., a Midland, Texas based manufacturer of vapor recovery solutions for oil and gas applications, for $78 million.

In 2013, we completed the followung acquisitions in the Commercial and Industrial Systems segment.

•
On November 19, 2013, we acquired Cemp s.r.l. ("Cemp"), an Italy based electric motor company for $34.6 million, net of cash. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors.

•
On February 8, 2013, we acquired the RAM motor business previously owned by Schneider Electric for $6.0 million. The business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications.

•	On September 3, 2013 we purchased additional shares owned by the noncontrolling interest in our joint venture in a South African distribution business for $1.7 million.

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
We operate large distribution facilities in Indianapolis, Indiana; Florence, Kentucky; and LaVergne, Tennessee which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers and our limited fleet of trucks and trailers. We also operate numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives' warehouses located in specific geographic areas to serve local customers.
We derive a significant portion of revenue from our OEM customers. In our HVAC business, our reliance on sales to key OEM customers makes our relationship with each of these customers important to our business, and we expect this customer concentration will continue for the foreseeable future in this portion of our business. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2014, fiscal 2013 or fiscal 2012.
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
Competition
Commercial and Industrial Systems Segment and the Climate Solutions Segment
Electric motor manufacturing is a highly competitive global industry in which there is emphasis on quality, reliability, technological capabilities such as energy efficiency, delivery performance, price and service. We compete with a growing number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors operate production facilities in many different countries, producing products for both the domestic and export markets. On balance, the demarcation between domestic U.S. and foreign manufacturers is blurring as competition becomes more and more global. Electric motor manufacturers from abroad, particularly those located in Europe, Brazil, China, India and elsewhere in Asia, provide increased competition as they expand their market penetration around the world, especially in North America.

Our major competitors in the Commercial and Industrial Systems segment include Welling Holding Limited, Kirloskar Brothers Limited, Crompton Greaves Limited, Lafert, ABB Ltd., Johnson Electric Holdings Limited, Siemens AG, Toshiba Corporation, Cummins, Inc., Panasonic Corporation, Leroy-Somer (a subsidiary of Emerson Electric Company), Tech-top, Weg S.A., Hyundai, and TECO Electric & Machinery Co., Ltd.

Our major competitors in the Climate Solutions segment include Broad-Ocean Motor Co., ebm-papst Mulfingen GmbH & Co.KG, Toshiba Corporation, Panasonic Corporation, Bluffton Motor Works and U.S. Motors (a division of Nidec Corporation).

Power Transmission Solutions Segment
The power transmission products market is fragmented. Many competitors in the market offer limited product lines or serve specific applications, industries or geographic markets. Other larger competitors offer broader product lines that serve multiple end uses in multiple geographies. Competition in the power transmission segment is based on several factors including quality, lead times, custom engineering capability, pricing, reliability, and customer and engineering support. Our major competitors in the Power Transmission Solutions segment include Altra Industrial Motion, Inc., Dodge (a subsidiary of ABB Ltd.), Rexnord Corporation, The Timken Company and SEW Eurodrive GmbH & Co.

Engineering, Research and Development
We believe that innovation is critical to our future growth and success and are committed to investing in new products, technologies and processes that deliver real value to our customers. Our research and development expenses consist primarily of costs for (i) salaries and related personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to gain additional market share, whether in new or existing segments.
We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 59 non-provisional and five provisional patent applications in fiscal 2014.
Each of our business units has its own, as well as shared, product development and design teams that continuously work to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state of the art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors, electric generators, controls and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability, sustainability and enhanced energy efficiency.

We are continuing to expand our business by developing new, differentiated products in each of our business units. We work closely with our customers to develop new products or enhancements to existing products that improve performance and meet their needs.

For fiscal 2014, 2013 and 2012, research and development, which is solely focused on products or processes that are entirely innovative to our Company or to our industry, was $32.9 million, $28.3 million and $28.5 million, respectively. For the same periods, total research and development and other engineering which includes product and process improvements was $85.0 million, $84.4 million and $83.9 million, respectively.

Manufacturing and Operations
We have developed and acquired global operations in locations such as China, Mexico, India and Thailand so that we can sell our products in these faster growing markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the United States, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements in many instances. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.
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
We use our Compass™ operating system to drive Operational Excellence.  Compass™ provides us with a common language and a common set of business processes, disciplines and Lean Six Sigma tools. It consists of a set of standard reviews throughout the year to assess team progress in serving our customers, shareholders and employees. It is a significant part of our culture and fuels our continuous performance improvements. We believe our people are at the core of everything we do, and their deployment of these tools lead to operational excellence. We have invested in training thousands of our high energy teams, which have generated significant benefits and driven improvements in safety, speed, quality and cost.

Facilities
We have manufacturing, sales and service facilities in the United States, Mexico, China, Europe, India and Australia, as well as a number of other locations throughout the world. Our Commercial and Industrial Systems segment currently includes 138 manufacturing, service and distribution facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 10.3 million square feet of space of which approximately 33% are leased. Our Climate Solutions segment includes 10 manufacturing and office facilities of which 5 are principal manufacturing facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 1.5 million square feet of space of which approximately 30% are leased. The Power Transmission Solutions segment's present operating facilities (including facilities acquired in the PTS Acquisition) contain a total of approximately 3.0 million square feet of space which currently includes 27 manufacturing, service and distribution facilities, of which 11 are principal manufacturing facilities. Approximately 30% of the Power Transmission Solutions segment's facilities are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.
Backlog
Our business units have historically shipped the majority of their products in the month the order is received. As of January 3, 2015, our backlog was $400.2 million, as compared to $415.0 million on December 28, 2013. We believe that virtually all of our backlog will be shipped in 2015.
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
Employees
At the end of fiscal 2014, we employed approximately 24,100 employees worldwide. Of those employees, approximately 10,000 were located in Mexico; approximately 4,800 in China; approximately 4,900 in the United States; approximately 2,200 in India; and approximately 2,200 in the rest of the world. In addition, we added approximately 3,200 employees in connection with the PTS Acquisition. We consider our employee relations to be very good.

Executive Officers
The names, ages, and positions of our executive officers as February 27, 2015 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Mark J. Gliebe	54	Chairman and Chief Executive Officer
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

Jonathan J. Schlemmer	49	Chief Operating Officer
Elected Chief Operating Officer in May 2011. Prior thereto served as the Company's Senior Vice President - Asia Pacific from January 2010 to May 2011. Prior thereto, served as the Company's Vice President - Technology from 2005 to January 2010. Before joining the company, worked for GE in its electric motors business in a variety of roles including quality, Six Sigma and engineering.

Charles A. Hinrichs	61	Vice President and Chief Financial Officer
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

Peter C. Underwood	45	Vice President, General Counsel and Secretary
Joined the Company and was elected Vice President, General Counsel and Secretary in September 2010. Prior to joining the Company, Mr. Underwood was a partner with the law firm of Foley & Lardner LLP from 2005 to 2010 and an associate from 1996 to 2005.

Terry R. Colvin	59	Vice President Corporate Human Resources
Joined the Company in September 2006 and was elected Corporate Vice President of Human Resources in January 2007 for Regal Beloit.  Prior to joining the Company, Mr. Colvin was an employee of Sigma-Aldrich Corporation for over seventeen years. He served in several human resources positions for Sigma-Aldrich, most recently as Vice President of Human Resources from 1995 to 2003.

John M. Avampato	54	Vice President and Chief Information Officer
Joined the Company in 2006 as Vice President Information Technology. Appointed Vice President and Chief Information Officer in January 2008. In April 2010, Mr. Avampato was elected Officer of the Company. Prior to joining the Company, Mr. Avampato was with Newell Rubbermaid from 1984 to 2006 where he was Vice President, Chief Information Officer from 1999 to 2006.

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
As a result of the increase in our debt levels and debt service obligations in connection with our acquisition of the Power Transmission Solutions business (“PTS”), we may have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

At the beginning of fiscal 2015, we significantly increased our overall debt levels in connection with financing the acquisition of PTS. As of February 7, 2015, we had $1.9 billion in aggregate debt outstanding under our various financing arrangements, $212.2 million in cash and investments and approximately $392.0 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our increased indebtedness may have important consequences. For example, it could:

•	make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;

•	increase our vulnerability to interest rate changes and general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to finance acquisitions and to fund working capital, capital expenditures, manufacturing capacity expansion, business integration, research and development efforts and other general corporate activities

•	limit our flexibility in planning for, or reacting to, changes in our business and our markets; and

•	place us at a competitive disadvantage relative to our competitors that have less debt

In addition, our credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business strategies. If an event of default under our credit facility or senior notes were to occur then, the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable.

We operate in the highly competitive global electric motor, drives and controls, power generation and power transmission industries.

The global electric motors, drives and controls, power generation and power transmission industries are highly competitive. We encounter a wide variety of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve.  In order to compete effectively, we must retain relationships with major customers and establish relationships with new customers, including those in developing countries.  Moreover, in certain applications, customers exercise significant power over business terms. It may be difficult in the short-term for us to obtain new sales to replace any decline in the sale of existing products that may be lost to competitors.  Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.

We have also witnessed a trend with certain customers who are attempting to reduce the number of vendors from which they purchase product in order to reduce their costs and diversify their risk. As a result, we may lose market share to our competitors in some of the markets in which we compete

In addition, some of our competitors are larger and have greater financial and other resources than we do.  There can be no assurance that our products will be able to compete successfully with the products of these other companies.

Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products and product enhancements based on technological innovation.

The electric motor and power transmission industries in recent years have seen significant evolution and innovation, particularly with respect to increasing energy efficiency and control enhancements. Our ability to effectively compete in these industries depends in part on our ability to continue to develop new technologies and innovative products and product enhancements. Further, many large customers in these industries generally desire to purchase from companies that can offer a broad product range, which means we must continue to develop our expertise in order to design, manufacture and sell these products successfully. This requires that we make significant investments in engineering, manufacturing, customer service, and support, research and development and intellectual property protection, and there can be no assurance that in the future we will have sufficient resources to continue to make such investments. If we are unable to meet the needs of our customers for innovative products or product variety, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, which may adversely impact our results of operations.

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

In our Climate Solutions segment and Commercial and Industrial Systems segments, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.
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
We may encounter difficulties in integrating the operations of acquired businesses such as PTS, which may have a material adverse impact on our future growth and operating performance.

Over the past several years, as part of our strategic growth plans, we have typically acquired multiple businesses in any given year. Some of those acquisitions have been significant to our overall growth, such as the acquisition of PTS in fiscal 2015. The full realization of the expected benefits and synergies of PTS and other acquisitions will require integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of PTS and other acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of acquired businesses, we may not be able to realize the expected benefits and synergies of the acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including:

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

We may experience non-payment of receivables or other difficult operating conditions relating to our doing business in Venezuela, which could have an adverse effect on our results of operations or financial condition.

We have recently experienced delays in collecting payment on our receivables from certain customers in Venezuela.  As of February 7, 2015, our net trade receivables in Venezuela were $9.9 million, or less than 5% of our total gross trade receivables. None of these receivables are in dispute. We cannot predict whether we will receive payment in full on these receivables, or the timing of such payments. Failure to receive such payments could result in reserving or writing down these outstanding amounts, which would have a further adverse impact on our results of operations or financial condition.
A small portion of our total sales comes from customers in the oil and gas industry. A significant or prolonged decline in oil and gas prices could result in lower capital expenditures by those customers, which could have a material adverse effect on our results of operations and financial condition.
A small portion of our total sales is dependent upon the level of capital expenditures by customers in the oil and gas industry. A significant or prolonged drop in the prevailing market price of oil or gas, such as the drop in oil prices experienced in the fourth quarter of 2014, may result in some of those customers delaying, canceling or modifying projects, or may result in nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and financial condition.

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
Approximately 19,200 of our approximate 24,100 total employees and 44 of our 75 principal manufacturing and warehouse facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, lack or reliable legal systems, ownership restrictions, the impact of foreign government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Businesses that we have acquired, such as PTS, or that we may acquire in the future may have liabilities which are not known to us.

We have assumed liabilities of other acquired businesses including PTS, and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

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

In August 2012, the SEC adopted a new rule requiring disclosure of whether certain specified minerals known as conflict minerals are used in products manufactured or contracted to be manufactured by public companies. The new rule requires companies to verify and disclose whether or not such minerals originate from the conflict region that includes the Democratic Republic of Congo and adjoining countries. Our first disclosure report was filed on May 31, 2014, relating to our products produced during calendar year 2013. Since our global supply chain is complex and has multiple layers, the due diligence activities required to determine the source of certain minerals used in our products is time consuming and could result in significant costs, and we may face significant challenges in verifying the origins of the minerals used in our products. If we are unable to sufficiently verify the origin of the minerals used in our products, our reputation could be harmed. In addition, we may not be able to satisfy customers who require that our products be certified as conflict-free, which could place us at a competitive disadvantage. Further, we may determine to cease doing business with certain suppliers in the event those suppliers are not responsive to our diligence inquiries or are determined to be sourcing materials from the conflict region. This could disrupt our supply chain and cause us to divert management’s attention and incur additional costs in establishing alternative suppliers.

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
General economic conditions and conditions in the global financial markets can affect our results of operations. Deterioration in the global economy could lead to higher unemployment, lower consumer spending and reduced investment by businesses, and could lead our customers to slow spending on our products or make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Worsening economic conditions could also affect the financial viability of our suppliers, some of which we may consider key suppliers. If the commercial and industrial, residential HVAC, power generation and power transmission markets significantly deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.
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

ITEM 1B -    UNRESOLVED STAFF COMMENTS
None.

ITEM 2 -    Properties
Our principal executive offices are located in Beloit, Wisconsin in an owned office building with approximately 54,000 square feet. We have manufacturing, sales and service facilities throughout the United States and in Mexico, China, India and Europe.
Our Commercial and Industrial Systems segment currently includes 138 facilities, of which 51 are principal manufacturing facilities and 8 are principal warehouse facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 10.3 million square feet of space of which approximately 33% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial and Industrial Systems segment (square footage in millions):

		Square Footage
	Facilities	Total	Owned	Leased
U.S.	16	3.0	1.8	1.2
Mexico	24	2.4	1.2	1.2
China	8	2.2	1.9	0.3
India	2	0.4	0.2	0.2
Europe	3	0.4	0.2	0.2
Other	6	0.6	0.3	0.3
	59	9.0	5.6	3.4
Our Climate Solutions segment currently includes 10 facilities of which 5 are principal manufacturing facilities. The Climate Solutions segment shares several warehouses with the Commercial and Industrial Systems Systems segment. The Climate Solutions segment's present operating facilities contain a total of approximately 1.5 million square feet of space of which approximately 70% are owned. Of our principal manufacturing facilities in the Climate Solutions segment, two are located in Mexico, two in the U.S. and one in India.
Our Power Transmission Solutions segment currently includes 27 manufacturing, service and distribution facilities of which 11 are principal manufacturing facilities. The Power Transmission segment's present operating facilities contain a total of approximately 3.0 million square feet of space of which approximately 70% are owned. Our principal manufacturing facilities in the Power Transmission segment are primarily located in the U.S.

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
General
Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from December 29, 2013 through January 3, 2015.

	2014 Price Range			2013 Price Range
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$80.41	$69.65	$0.20	$84.67	$70.47	$0.19
2nd	80.22	70.59	0.22	80.08	62.35	0.20
3rd	79.86	65.11	0.22	71.10	63.66	0.20
4th	76.73	62.15	0.22	75.64	67.93	0.20
We have paid 218 consecutive quarterly dividends through January 2015. The number of registered holders of common stock as of February 20, 2015 was 432.
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended January 3, 2015.

			Maximum
	Total		Number of
	Number of	Average	Shares that May be
	Shares	Price Paid	Purchased Under the
2014 Fiscal Month	Purchased	per Share	Plans or Programs
September 28 to November 1	—	$—	2,500,000

November 2 to November 29	1,774	71.78	2,500,000

November 30 to January 3	299	75.22	2,500,000
Total	2,073
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
Our Board of Directors has approved a repurchase program of up to 3.0 million shares of common stock, which repurchase authority has no expiration. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. In 2014, there were 500,000 shares acquired pursuant to this authorization.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period January 3, 2010 through January 3, 2015. In each case, the graph assumes the investment of $100.00 on January 3, 2010.

INDEXED RETURNS
	Years Ended
Company / Index	2010	2011	2012	2013	2014

Regal Beloit Corporation	$129.98	$100.48	$137.00	$148.41	$153.75
S&P MidCap 400 Index	126.64	124.45	144.38	194.92	214.85
S&P 400 Electrical Components & Equipment	144.63	144.44	191.81	255.22	276.10
ITEM 6 -    Selected Financial Data
The selected statements of income data for fiscal 2014, 2013 and 2012, and the selected balance sheet data at January 3, 2015 and December 28, 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2011 and 2010 and the selected balance sheet data at December 29, 2012, December 31, 2011 and January 1, 2011 are derived from audited consolidated financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2014	2013	2012	2011	2010
		(In Millions, Except Per Share Data)
Net Sales	$3,257.1	$3,095.7	$3,166.9	$2,808.3	$2,238.0
Cost of Sales	2,459.8	2,312.5	2,395.9	2,142.3	1,688.6
Gross Profit	797.3	783.2	771.0	666.0	549.4
Operating Expenses	516.3	494.2	458.2	410.3	311.6
Goodwill Impairment	119.5	76.3	—	—	—
Asset Impairments and Other, Net	40.0	4.7	—	—	—
Total Operating Expenses	675.8	575.2	458.2	410.3	311.6
Income from Operations	121.5	208.0	312.8	255.7	237.7
Net Income	36.1	126.0	200.3	158.0	154.7
Net Income Attributable to Regal Beloit Corporation	31.0	120.0	195.6	152.3	149.4
Total Assets	3,407.6	3,643.5	3,569.1	3,266.5	2,449.1
Total Debt	633.8	767.4	818.5	919.2	436.9
Long-term Debt	625.4	609.0	754.7	909.2	428.3
Regal Beloit Shareholders' Equity	1,934.4	2,056.2	1,953.4	1,535.9	1,362.0
Per Share Data:
Earnings - Basic	$0.69	$2.66	$4.68	$3.84	$3.91
Earnings - Assuming Dilution	0.69	2.64	4.64	3.79	3.84
Cash Dividends Declared	0.86	0.79	0.75	0.71	0.67
Shareholders' Equity	44.00	46.72	46.73	38.70	35.62
Weighted Average Shares Outstanding:
Basic	45.0	45.0	41.8	39.7	38.2
Assuming Dilution	45.3	45.4	42.1	40.1	38.9

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions included Electrical Products Company of A.O. Smith Corporation (August 2011). See also Note 17 of Notes to the Consolidated Financial Statements which describes the material acquisition of PTS (January 2015).
In the fourth quarter of 2014 non-cash impairment charges of $118.5 million for goodwill and $40.0 million for long-lived assets and in the second quarter of 2014 non-cash impairment charges of $1.0 million of goodwill, reduced Income from Operations by $159.5 million and Net Income Attributable to Regal Beloit Corporation by $147.3 million. The impairment charges were recorded in certain reporting units in all three of our reportable segments.
In the fourth quarter of 2013, a non-cash impairment charges of $76.3 million of goodwill and $4.7 million of asset impairment and other, net, related to certain reporting units in our Commercial and Industrial Systems and Power Transmission Solutions segments, reduced Income from Operations by $81.0 million and Net Income Attributable to Regal Beloit Corporation by $74.7 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 3, 2015 as “fiscal 2014,” the fiscal year ended December 28, 2013 as “fiscal 2013,” the fiscal year ended December 28, 2012 as “fiscal 2012.” Fiscal 2014 had 53 weeks and fiscal 2013 and fiscal 2012 had 52 weeks.
Overview
General
Regal Beloit Corporation (“we,” “us,” “our” or the “Company”) is a global manufacturer of electric motors and controls, electric generators and controls, variable speed drives and controllers, and power transmission products. As of the end of fiscal 2014, the Company, including its subsidiaries, employs approximately 24,100 people in its manufacturing, sales, and service facilities and corporate offices throughout the United States, Canada, Mexico, Europe and Asia. In 2014, we reported annual global sales of $3.3 billion compared to $3.1 billion in 2013.

During the fourth quarter of 2014 we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Our company is now comprised of three reporting segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions. Historical financial information contained in this filing has been revised to reflect our new structure.

A description of the three reportable segments is as follows:

•
Commercial and Industrial Systems produces medium and large motors, commercial and industrial equipment, generator and custom drives and systems. These products serve markets including commercial HVAC, pool and spa, standby and critical power and oil and gas systems.

•	Climate Solutions produces small motors, controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.

•
Power Transmission Solutions produces power transmission gearing, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including material handling, industrial equipment, energy and off-road equipment.

In addition, on January 30, 2015, we closed the acquisition of the Power Transmission Solutions (“PTS”) business from Emerson Electric Co. (the “PTS Acquisition”). The purchase price for the PTS Acquisition was $1.4 billion in cash and the assumption of $40 million of liabilities. PTS has over 3,200 employees around the world, and effective on the closing date became part of the Power Transmission Solutions segment.

PTS manufactures, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts and conveying chains and components. These products are used to transmit power mechanically, provide anti-friction support or to enable automated materials handling in a wide variety of industrial and commercial applications including beverage, bulk handling, metals, special machinery, oil and gas, aerospace and general industrial. They are marketed under industry leading brands including Browning®, Jaure®, Kop-Flex®, McGill®, Morse®, Rollway®, Sealmaster® and System Plast™.
Venezuela
We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of January 3, 2015, the SICAD1 and SICAD2 exchange rates were 12.0 and 51.0 Bolivars per U.S. dollar, respectively.
Although the functional currency of our operations in Venezuela is the U.S. dollar, a portion of the transactions are denominated in local currency. We have historically applied the official exchange rate of 6.3 Bolivares per U.S. dollar to remeasure local currency transactions and balances into U.S. dollars. However, effective January 3, 2015, we concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Bolivares per US dollar as we believe that this rate best represented the economics of our business activity in Venezuela at that time. As a result, we recorded a $10.4 million devaluation charge in the fourth quarter of fiscal 2014. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. At January 3, 2015, we had approximately $1.3 million of exposed net monetary assets denominated in Bolivars. During February 2015, additional changes to the exchange rate mechanisms were announced, resulting in SICAD2 being replaced by a new mechanism called “SIMADI” that could result in further devaluation during 2015.
Components of Profit and Loss
Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to original equipment manufacturers (“OEMs”) who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales derive from direct sales, but a significant portion derives from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenues varying from division to division.

Our level of net sales for any given period is dependent upon a number of factors, including (i) the demand for our products; (ii) the strength of the economy generally and the end markets in which we compete; (iii) our customers’ perceptions of our product quality at any given time; (iv) our ability to timely meet customer demands; (v) the selling price of our products; and (vi) the weather. As a result, our total revenue has tended to experience quarterly variations and our total revenue for any particular quarter may not be indicative of future results.

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to any divested businesses (“acquisition sales”), and (ii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s sales (excluding acquisition sales) using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to acquisition sales.

Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; and (v) shipping and handling. The majority of our cost of sales consists of raw materials. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate this through fixed-price agreements with suppliers and our hedging strategies. We are currently reducing the number of our suppliers we use in order to leverage the better prices and terms that can be obtained with higher volume orders. A large amount of our suppliers are in North America. As we expand production and our geographic footprint, we expect it may be advantageous to increase our use of foreign suppliers. When we experience commodity price increases, we have tended to announce price increases to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term contracts, we tend to include material price formulas that specify quarterly or semi-annual price adjustments based on a variety of factors, including commodity prices.

Outside of general economic cyclicality, our different business units experience different levels of variation in gross margin from quarter to quarter based on factors specific to each division. For example, a portion of our Climate Solutions segment manufactures products are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial and Industrial Systems segment has a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

Operating Expenses. Our operating expenses consist primarily of (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) general engineering and research and development expenses. Personnel related costs are our largest operating expense.

Our general and administrative expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses related to our executive, finance, human resource, information technology, legal and operations functions; (ii) occupancy expenses; (iii) technology related costs and (iv) depreciation and amortization; and (v) corporate-related travel. The majority of our general and administrative costs are for salaries and related personnel expenses. These costs can vary by division given the location of our different manufacturing operations.

Our sales and marketing expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses related to our sales and marketing function; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; and (iv) other related overhead.
Our general engineering and research and development expenses consist primarily of costs for: (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. While these costs make up an insignificant portion of our operating expenses in the Power Transmission Solutions segment, they are more substantial in our Commercial and Industrial Systems and Climate Solutions segments. In particular, a large driver of our research and development efforts in these two segments is energy efficiency, which generally means using less electrical power to produce more mechanical power.

Operating Profit. Our operating profit consists of the segment gross profit less the segment operating expenses. In addition, there are shared operating expenses that cover corporate, engineering and IT expenses that are consistently allocated to the operating segments and are included in the segment operating expenses. Operating profit is a key metric used to measure year over year improvement of the segments.
Goodwill & Other Asset Impairment
We recorded non-cash charges in Operating Expenses related to goodwill and other asset impairments in both fiscal 2014 (“2014 Impairment”) and fiscal 2013 (“2013 Impairment”), as detailed below (in millions). See also Note 3 of Notes to the Consolidated Financial Statements.

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Impairments during 2014:
Goodwill Impairments	$100.7	$7.7	$11.1	119.5
Impairment of Intangible Asset	—	7.8	11.1	18.9
Impairment of Other Long-Lived Assets	—	6.0	15.1	21.1
Goodwill and Asset Impairments and Other, Net	$100.7	$21.5	$37.3	$159.5

Impairments during 2013:
Goodwill Impairments	64.2	—	12.1	76.3
Impairment of Technology Intangible Assets	17.0	—	—	17.0
Less: Gain from Adjustment to the Fair Value of a Contingent Consideration Liability	12.3	—	—	12.3
Goodwill and Asset Impairments and Other, Net	$68.9	$—	$12.1	$81.0

Cumulative Goodwill and Asset and Other Impairments, Net	$169.6	$21.5	$49.4	$240.5

Results of Operations

The following table sets forth selected information for the years indicated.

	2014	2013	2012
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$1,856.1	$1,746.6	$1,793.2
Climate Solutions	1,134.8	1,098.6	1,102.7
Power Transmission Solutions	266.2	250.5	271.0
Consolidated	$3,257.1	$3,095.7	$3,166.9

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	25.2%	26.4%	25.2%
Climate Solutions	22.8%	23.0%	22.2%
Power Transmission Solutions	26.4%	27.3%	27.7%
Consolidated	24.5%	25.3%	24.3%

Operating Expense as a Percent of Net Sales:
Commercial and Industrial Systems	23.4%	21.8%	15.7%
Climate Solutions	14.0%	13.1%	12.8%
Power Transmission Solutions	30.8%	20.6%	13.0%
Consolidated	20.7%	18.6%	14.5%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	1.8%	4.7%	9.4%
Climate Solutions	8.8%	9.9%	9.4%
Power Transmission Solutions	(4.4)%	6.7%	14.7%
Consolidated	3.7%	6.7%	9.9%

Income from Operations	$121.5	$208.0	$312.8
Interest Expense	39.1	42.4	44.5
Interest Income	7.9	4.9	1.6
Income before Taxes	90.3	170.5	269.9
Provision for Income Taxes	54.2	44.5	69.6
Net Income	36.1	126.0	200.3
Net Income Attributable to Noncontrolling Interests	5.1	6.0	4.7
Net Income Attributable to Regal Beloit Corporation	$31.0	$120.0	$195.6

Fiscal Year Ended 2014 Compared to Fiscal Year Ended 2013
Net sales for fiscal 2014 were $3.3 billion, a 5.2% increase compared to fiscal 2013 net sales of $3.1 billion. The increase consisted of 4.2% of acquisition growth and 1.6% organic growth, offset by 0.6% from unfavorable foreign currency translation. Organic growth was driven by positive market conditions in North America and the pre-build of SEER 13 products due to regulatory standards changes effective in 2015.

Net sales for the Commercial and Industrial Systems segment for fiscal 2014 were $1.9 billion, a 6.3% increase compared to fiscal 2013 net sales of $1.7 billion. The increase consisted of 7.4% of acquisition growth from our acquisitions of Benshaw, Hy-Bon Engineering, Inc. and Cemp SRL, partially offset by 0.2% negative organic growth and 0.9% from unfavorable foreign currency translation. The negative organic growth was due primarily to the slowing of shipments to Venezuela and weakness in Asia Pacific. The decrease in gross margin was due primarily to unfavorable product mix and the negative impact of foreign currency translation.

The increase in operating expenses was due primarily to the 2014 Impairment, incremental operating expenses from acquisitions, and an increase in accounts receivable write offs, partially offset by a gain on the sale of property in China.

Net sales for the Climate Solutions segment for fiscal 2014 were $1.1 billion, a 3.3% increase compared to fiscal 2013 net sales of $1.1 billion. The increase consisted of 3.5% organic growth, partially offset by 0.2% from unfavorable foreign currency translation. The increase in organic sales was due primarily to positive market conditions in North America and the pre-build of SEER 13 products due to regulatory standards changes effective in 2015. Gross margin was relatively flat compared to the prior year as increased restructuring charges were offset by savings due to our simplification initiative. The increase in operating expenses was due primarily to the 2014 Impairment.

Net sales for the Power Transmission Solutions segment for fiscal 2014 were $266.2 million, a 6.3% increase compared to fiscal 2013 net sales of $250.5 million. The increase was entirely organic sales and was due primarily to positive market conditions in North America. The decrease in gross margin was due primarily to unfavorable product mix. The increase in operating expenses was due primarily to the 2014 Impairment and costs associated with acquisition due diligence.

The decrease in interest expense was due primarily to a lower level of borrowings outstanding in fiscal 2014. The increase in interest income was due primarily to an increase in invested cash.

The effective tax rate for fiscal 2014 was 60.0% compared to 26.1% for fiscal 2013. The increase in the effective tax rate was due primarily to the fiscal 2014 goodwill impairment of 42.9% which was not deductible for U.S. Federal income taxes. The lower effective tax rate in fiscal 2013 as compared to the 35% statutory U.S. Federal income tax rate is driven by lower foreign tax rates.

Fiscal Year Ended 2013 Compared to Fiscal Year Ended 2012
Net sales for fiscal 2013 were $3.1 billion, a 2.2% decrease compared to fiscal 2012 net sales of $3.2 billion. The decrease consisted of 1.0% of acquisition growth, offset by 2.3% negative organic growth and 0.9% from unfavorable foreign currency translation and was driven primarily by (i) lower sales volumes to certain OEM customers in the North American HVAC business, (ii) weaker demand in the North American commercial and industrial markets, (iii) weaker demand in Australia, India and Europe and (iv) weakness in the hydraulic fracturing equipment segment of the oil and gas industry.

Net sales for the Commercial and Industrial Systems segment for fiscal 2013 were $1.7 billion, a 2.6% decrease compared to fiscal 2012. The decrease consisted of 1.5% of acquisition growth from our acquisitions Cemp SRL and the RAM motor business, offset by 2.9% negative organic growth and 1.2% from unfavorable foreign currency translation. The negative organic growth was due primarily to the weakness in North America motors and Asia Pacific. The increase in gross profit margin was due primarily to material deflation, lower restructuring charges, favorable LIFO benefit and lower warranty expense. The increase in operating expenses was due primarily to the 2013 Impairment, an increase in accounts receivable reserves and the devaluation of the Venezuelan Bolivar.

Net sales for the Climate Solutions segment for fiscal 2013 were $1.1 billion, a 0.4% decrease compared to fiscal 2012 net sales of $1.1 billion. The increase consisted of 0.2% organic growth, partially offset by 0.6% from unfavorable foreign currency translation. Gross profit margin increased compared to the prior year due to lower warranty charges, favorable mix of products and favorable impact of foreign currency translation offset by lower price with some of the larger OEMs. Operating expenses were relatively flat to prior year.

Net sales for the Power Transmission Solutions segment for fiscal 2013 were $250.5 million, a 7.5% decrease compared to fiscal 2012 net sales of $271.0 million. The decrease consisted of 1.3% of acquisition growth from our acquisition of Milwaukee Gear Company ("MGC") and favorable foreign currency translation of 0.2%, offset by 9.0% negative organic growth. The decrease was due primarily to weakness in the hydraulic fracturing equipment segment of the oil and gas industry. The decrease in gross profit margin was due primarily to lower volumes. The increase in operating expenses was due primarily to the 2013 Impairment and costs associated with acquisition due diligence.

The decrease in interest expense was due primarily to a lower level of borrowings outstanding in fiscal 2013. Interest income increased as a result of higher interest income on larger cash balances and lower average borrowings in 2013.

For fiscal 2013 the effective tax rate was 26.1% compared to 25.8% for fiscal 2012. The lower effective tax rate, primarily resulted from the global mix of earnings, research and development credits, the beneficial adjustment to the Mexican deferred tax assets due to the upcoming 2014 Mexican tax rate change, offset by the impact from the 2013 Impairment. The lower effective rate as compared to the 35% statutory Federal income tax rate is driven by lower foreign tax rates.

Liquidity and Capital Resources
General
Our principal source of liquidity is cash flow provided by operating activities. In addition to operating income, other significant factors affecting our operating cash flow include working capital levels, capital expenditures, dividends, share repurchases, acquisitions, availability of debt financing, and the ability to attract long-term capital at acceptable terms.

Cash flow provided by operating activities was $298.2 million for fiscal 2014, a $6.8 million decrease from fiscal 2013. The decrease was primarily the result of the higher investment in net working capital in 2014 as compared to 2013.

Cash flow provided by operating activities was $305.0 million for fiscal 2013, a $46.7 million decrease from fiscal 2012. The decrease was primarily the result of the higher investment in net working capital in 2013 as compared to 2012.

Cash flow used in investing activities was $204.9 million for fiscal 2014, compared to $125.4 million used in fiscal 2013. The $79.5 million increase was primarily due to the higher investment in acquisitions. Business acquisitions were $128.2 million in fiscal 2014 compared to $38.4 million in fiscal 2013. Capital expenditures were $83.6 million in fiscal 2014 compared to $82.7 million in fiscal 2013.

Cash flow used in investing activities was $125.4 million for fiscal 2013, compared to $197.6 million used in fiscal 2012. The $72.2 million decrease was primarily due to lower investment in acquisitions. Business acquisitions were $38.4 million in fiscal 2013 compared to $110.4 million in fiscal 2012. Capital expenditures were $82.7 million in fiscal 2013 compared to $91.0 million in fiscal 2012.

Our commitments for property, plant and equipment as of January 3, 2015 were approximately $10.8 million. In fiscal 2015, we anticipate capital spending to be $100.0 to $105.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in 2015. We anticipate funding 2015 capital spending with operating cash flows.
Cash flow used in financing activities was $218.0 million for fiscal 2014, compared to cash flow used of $90.9 million for fiscal 2013. Fiscal 2014 financing cash flows was driven by debt repayments of $150.4 million and share repurchases of $35 million. We paid $37.8 million in dividends to shareholders in 2014, compared to $35.1 million in 2013.

Cash flow used in financing activities was $90.9 million for fiscal 2013, compared to cash flow provided of $77.1 million for fiscal 2012. Fiscal 2013 financing cash flows was driven by debt repayments of $55.9 million. Fiscal 2012 financing cash flow was driven by $202.9 million of proceeds from the sale of common stock and repayments of long-term debt of $90.3 million.
Our working capital was $1.1 billion at January 3, 2015 and $1.0 billion at December 28, 2013. At January 3, 2015, our current ratio (which is the ratio of our current assets to current liabilities) was 2.9:1 compared to 2.5:1 at December 28, 2013. Our current ratio increased primarily due to the $150 million reduction in current maturities of debt at January 3, 2015.

The following table presents selected financial information and statistics as of January 3, 2015 and December 28, 2013 (in millions):

	January 3,	December 28,
	2015	2013
Cash and Cash Equivalents	$334.1	$466.0
Trade Receivables, Net	447.5	463.8
Inventories, Net	691.7	618.7
Working Capital	1,090.7	1,025.0
Current Ratio	2.9:1	2.5:1

At January 3, 2015, our cash and cash equivalents totaled $334.1 million. At January 3, 2015, $329.0 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.

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

Pension Liabilities and Other Post Retirement Benefits

Pension and other post retirement benefits of $65.0 million at January 3, 2015 increased $25.3 million from $39.7 million at December 28, 2013 primarily due to changes in actuarial assumptions which increased life expectancy assumptions as well as an 80 basis point decline in the weighted average discount rate from 5.0% to 4.2% and a 50 basis point decline in the expected long-term rate of return on plan assets from 8.0% to 7.5%.

The Notes

At January 3, 2015, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes issued in 2011 (the “2011 Notes”) in a private placement, which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates; and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). In August 2014, $150.0 million of the 2007 Notes matured and were repaid with a combination of cash and borrowings under the Prior Revolving Facility (as that term is defined below).

Details on the Notes at January 3, 2015 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 2017
Fixed Rate Series 2011A	100.0	4.1%	July 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 2023
	$600.0
(1) Interest rates vary as LIBOR varies. At January 3, 2015, the interest rate was 0.9%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Consolidated Financial Statements).
The Prior Credit Agreement and Prior Revolving Facility
On June 30, 2011, we entered into a revolving credit agreement (the “Prior Credit Agreement”) that provided for an aggregate amount of availability under a revolving credit facility of $500.0 million, including a $100.0 million letter of credit subfacility (the “Prior Revolving Facility”). The Prior Revolving Facility permitted borrowing at interest rates based upon a margin above LIBOR. At January 3, 2015, we had $17.0 million outstanding on the Prior Revolving Facility and at December 28, 2013, there were no outstanding borrowings on the Prior Revolving Facility. The average balance in direct borrowings under the Prior Revolving Facility was $20.3 million and $0.6 million in fiscal 2014 and fiscal 2013, respectively. The average interest rate paid under the Prior Revolving Facility was 1.4% in fiscal 2014 and 1.4% in fiscal 2013. At January 3, 2015, we had approximately $27.2 in standby letters of credit issued and $455.8 million in available borrowings under the Prior Revolving Facility.

At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average interest rate of 2.5%. At December 28, 2013, other notes payable of approximately $17.4 million were outstanding with a weighted average rate of 2.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of our total debt was $666.8 million and $779.6 million as of January 3, 2015 and December 28, 2013, respectively.

The New Credit Agreement

In connection with the PTS Acquisition, on January 30, 2015, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein, providing for (i) a 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”) available for general corporate purposes. The Credit Agreement replaced the Prior Credit Agreement, and the Multicurrency Revolving Facility replaced the Prior Revolving Facility. The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the facility.
Covenants under Our Credit Arrangements

The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets.  The primary financial covenants relating to our Notes and the Credit Agreement require that we maintain a consolidated funded debt to consolidated EBITDA ratio of (x) until the last day of the fifth full fiscal quarter following January 30, 2015, no greater than 4.0 to 1.0 and (y) for periods on and after the last day of the fifth full quarter following January 30, 2015, no greater than 3.75 to 1.0 (subject to a single step up to 4.0 to 1.0 for four fiscal quarters following a new acquisition subject to certain conditions).

In addition, the Prior Credit Agreement required us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Prior Credit Agreement as of January 3, 2015.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
The following is a summary of our contractual obligations and payments due by period as of January 3, 2015 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$38.9	$20.7	$3.3	$163.4	$226.3
1 - 3 years	179.0	25.8	4.7	—	209.5
3 - 5 years	140.6	13.7	4.9	—	159.2
More than 5 years	431.3	12.3	11.4	—	455.0
Total	$789.8	$72.5	$24.3	$163.4	$1,050.0
(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities, currency and interest rate swap agreements. Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after 2013 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of January 3, 2015.
(2) Variable rate debt based on January 3, 2015 rates. Subsequent to January 3, 2015, and in conjunction with the acquisition of PTS, we entered into a 1.25 billion Credit Agreement that has a LIBOR-based floating rate. See also Note 8 of Notes to the Consolidated Financial Statements.
We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”
At January 3, 2015, we had outstanding standby letters of credit totaling approximately $27.2 million. We had no other material commercial commitments.
We did not have any material variable interest entities as of January 3, 2015 and December 28, 2013. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.
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
The calculated fair values for our 2014 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. Our three highest reporting units comprise approximately 71% of consolidated goodwill and had a combined estimated fair value 37% higher than carrying value. There were certain reporting units (representing 12.7% of goodwill before impairment) where the calculated fair values were less than the carrying values. There were certain reporting units where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems segment and the Power Transmission Solutions segment include reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices saw a sharp decline in the latter part of 2014. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in regions such as Australia and New Zealand as well as currency devaluations in Venezuela have contributed to the reduced expected cash flows for our reporting units in these regions. In the Climate Solutions segment, unfavorable customer dynamics impacted one reporting unit's expected cash flows. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). Additionally, our reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during 2014 as a result of the closing of the facility. This resulted in a $1.0 million impairment charge to goodwill. The total goodwill impairment charge related to these reporting units was $119.5 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income. Except for the reporting units described above, there were no reporting units that had an estimated fair value less than 10% over carrying value.

The calculated fair values for our 2013 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. Our three highest reporting units comprise approximately 72% of consolidated goodwill and had a combined estimated fair value 40% higher than carrying value. There were certain reporting units (representing 8.7% of goodwill before impairment) where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems and Climate Solutions segments impacted units experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced expected cash flow from weak economic conditions in regions such as Australia, India and Europe. Another reporting unit, in the Commercial and Industrial Systems segment had reduced future cash flows from a slower than expected adoption of switched reluctance motor technology. In the Power Transmission Solutions segment, a reporting unit's expected cash flows were reduced by weak sales for the hydraulic fracturing market within the oil and gas industry. The total goodwill impairment charge related to these reporting units was $76.3 million. Three of the affected reporting units representing a majority of the goodwill impairment charge were disclosed in our 2012 Form 10-K as reporting units with an estimated fair value less than 10% over carrying value. All other reporting units had an estimated fair value that was at least 15% greater than carrying value.
We aggregate our business units by segment for reporting purposes and the majority of our goodwill is within our Commercial and Industrial Solutions segment (see also Note 5 of Notes to the Consolidated Financial Statements).
Long-Lived Assets
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
During 2014, due primarily to the sharp decline in the price of oil and other commodities, the carrying amounts of intangible and other long-lived assets for two reporting units within the Commercial and Industrial Systems and Power Transmission Solutions segments were deemed to be not fully recoverable. Undiscounted cash flows were determined using the Company's internal projections which are Level 3 measurements (see also Note 14 of Notes to the Consolidated Financial Statements for fair value definitions). As a result, intangible and other long-lived assets of $26.2 million related to hydraulic fracturing equipment used in the oil and gas end markets were impaired. Additionally, technology and other long-lived assets related to products used in hermetic climate applications of $13.8 million were impaired.

During 2013, indicators related to the future expected cash flows of certain reporting units in our Commercial and Industrial Systems segment triggered a detailed undiscounted cash flow test. As a result, in-process research and development technology intangible assets totaling $16.2 million, related to switched reluctance technology, and $0.8 million of customer intangible assets related to our European motor distribution business were impaired.

We do not have any indefinite-lived intangible assets.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At January 3, 2015, excluding the impact of interest rate swaps, we had $506.6 million of fixed rate debt and $260.8 million of variable rate debt. At December 28, 2013, excluding the impact of interest rate swaps, we had $502.2 million of fixed rate debt and $316.3 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at January 3, 2015 would result in an immaterial change in after-tax annualized earnings. We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.
Details regarding the instruments, as of January 3, 2015, are as follows (in millions):

	Notional		Rate	Rate	Fair Value
Instrument	Amount	Maturity	Paid	Received	(Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(11.9)
As of January 3, 2015, the interest rate swap liability of $(11.9) million was included in Hedging Obligations. As of December 28, 2013, the interest rate swap liability of $(5.7) million and $(16.1) million were included in Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively. The unrealized loss on the effective portion of the contracts net of tax of $(13.5) million and $(21.9) million as of January 3, 2015 and December 28, 2013, respectively, was recorded in AOCI.
Subsequent to the year ended January 3, 2015, and in conjunction with the acquisition of PTS, we entered into a $1.25 billion Credit Agreement that has a LIBOR-based floating rate. With the addition this variable rate debt, a hypothetical 10% change in interest rates would result in a $2.7 million after-tax impact to annualized earnings.

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
Venezuela
We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of January 3, 2015, the SICAD1 and SICAD2 exchange rates were 12.0 and 51.0 Bolivars per U.S. dollar, respectively.
Although the functional currency of our operations in Venezuela is the U.S. dollar, a portion of the transactions are denominated in local currency. We have historically applied the official exchange rate of 6.3 Venezuelan Bolivares fuertes per U.S. dollar to remeasure local currency transactions and balances into U.S. dollars. However, effective January 3, 2015, we concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Venezuelan Bolivares fuertes per US dollar as we believe that this rate best represented the economics of our business activity in Venezuela at that time. As a result, we recorded a $10.4 million devaluation charge in the fourth quarter of fiscal 2014. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. At January 3, 2015, we had approximately $1.3 million of exposed net monetary assets denominated in Bolivars. During February 2015, additional changes to the exchange rate mechanisms were announced, resulting in SICAD2 being replaced by a new mechanism called “SIMADI” that could result in further devaluation during 2015.
As of January 3, 2015, derivative currency assets (liabilities) of $1.6 million, $(17.5) million and $(10.5) million, are recorded in Prepaid Expenses and Other Current Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of December 28, 2013, derivative currency assets (liabilities) of $8.4 million, $0.7 million, $(3.1) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the effective portion of the contracts of $(15.2) million net of tax, and $3.4 million net of tax, as of January 3, 2015 and December 28, 2013, was recorded in AOCI. At January 3, 2015, we had $(0.9) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding currency forward and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on January 3, 2015 (dollars in millions):

			Foreign Exchange Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	324.1	$(23.1)	$32.4	$(32.4)
Chinese Renminbi	206.1	(2.0)	20.6	(20.6)
Indian Rupee	51.7	(0.1)	5.2	(5.2)
Euro	17.8	(1.6)	1.8	(1.8)
Canadian Dollar	8.6	(0.1)	0.9	(0.9)
Australian Dollar	4.3	(0.2)	0.4	(0.4)
Thai Baht	3.5	(0.3)	0.4	(0.4)
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
Derivative commodity assets (liabilities) of $2.3 million, $(12.2) million and $(0.1) million are recorded in Prepaid Expenses, Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively, at January 3, 2015. Derivative commodity assets (liabilities) of $4.7 million and $(2.5) are recorded in Prepaid Expenses and Hedging Obligations (current), respectively, at December 28, 2013. The unrealized (loss) gain on the effective portion of the contracts of $(6.2) million net of tax and $1.3 million net of tax, as of January 3, 2015 and December 28, 2013, respectively, was recorded in AOCI. At January 3, 2015, we had an additional $(1.3) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on January 3, 2015 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$137.4	(9.7)	$13.7	$(13.7)
Aluminum	5.2	(0.5)	0.5	(0.5)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance related to hedging activities of $(31.0) million loss at January 3, 2015 includes $(19.2) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 8 - Financial Statements and Supplementary Data

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Net Sales	$801.2	$778.2	$850.4	$822.0	$829.8	$768.2	$775.6	$727.2
Gross Profit	194.4	199.5	211.0	209.2	203.8	196.5	188.1	178.0
Income (Loss) from Operations	69.7	75.9	87.7	81.1	74.7	78.8	(110.6)	(27.8)
Net Income (Loss)	45.0	50.7	58.1	53.6	48.8	54.5	(115.8)	(32.8)
Net Income (Loss) Attributable to Regal Beloit Corporation(2), (3)	43.8	49.5	56.2	51.1	47.5	52.6	(116.5)	(33.2)
Earnings (Loss) per Share Attributable to Regal Beloit Corporation (4):
Basic	0.97	1.10	1.24	1.14	1.06	1.17	(2.61)	(0.74)
Assuming Dilution	0.96	1.09	1.24	1.13	1.05	1.16	(2.61)	(0.74)
Weighted Average Number of Shares Outstanding
Basic	45.1	45.0	45.2	45.0	44.9	45.1	44.7	45.1
Assuming Dilution	45.4	45.3	45.5	45.3	45.2	45.4	44.7	45.1
Net Sales (1)
Commercial and Industrial Systems	$453.5	$430.1	$479.0	$447.9	$472.3	$437.4	$451.2	$431.1
Climate Solutions	285.1	283.1	303.5	307.3	290.0	272.3	256.2	235.9
Power Transmission Solutions	62.6	65.0	67.9	66.8	67.5	58.5	68.2	60.2
Income (Loss) from Operations
Commercial and Industrial Systems	37.2	42.6	47.0	34.1	33.6	41.8	(84.2)	(36.7)
Climate Solutions	26.3	25.4	33.1	39.4	33.1	30.1	7.1	14.4
Power Transmission Solutions	6.2	7.9	7.6	7.6	8.0	6.9	(33.5)	(5.5)
(1) Effective September 28, 2014, the Company reorganized its reportable segments to align with its new management reporting structure and business activities. Prior to this reorganization, the Company was comprised of two reportable segments for financial reporting purposes: Electrical and Mechanical. As a result of this change, the Company is now comprised of three reportable segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions and previously reported information for prior periods have been restated.

(2) Included in the fourth quarter 2014 results were goodwill impairments of $118.5 million and asset impairments and other, net of $40.0 million ($146.3 million after tax). A goodwill impairment of $1.0 million was recorded earlier in 2014.

(3)Included in the fourth quarter 2013 results were goodwill impairments of $76.3 million and asset impairments and other, net of $4.7 million, ($74.7 million after tax).
(4) Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2015. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of January 3, 2015, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of January 3, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Regal Beloit Corporation
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 4, 2015

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net Sales	$3,257.1	$3,095.7	$3,166.9
Cost of Sales	2,459.8	2,312.5	2,395.9
Gross Profit	797.3	783.2	771.0
Operating Expenses	516.3	494.2	458.2
Goodwill Impairment	119.5	76.3	—
Asset Impairments and Other, Net	40.0	4.7	—
Total Operating Expenses	675.8	575.2	458.2
Income from Operations	121.5	208.0	312.8
Interest Expense	39.1	42.4	44.5
Interest Income	7.9	4.9	1.6
Income before Taxes	90.3	170.5	269.9
Provision for Income Taxes	54.2	44.5	69.6
Net Income	36.1	126.0	200.3
Less: Net Income Attributable to Noncontrolling Interests	5.1	6.0	4.7
Net Income Attributable to Regal Beloit Corporation	$31.0	$120.0	$195.6
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$0.69	$2.66	$4.68
Assuming Dilution	$0.69	$2.64	$4.64
Weighted Average Number of Shares Outstanding:
Basic	45.0	45.0	41.8
Assuming Dilution	45.3	45.4	42.1

See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	January 3, 2015		December 28, 2013		December 29, 2012
Net Income		$36.1		$126.0		$200.3
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign currency translation adjustments		(55.5)		(22.2)		14.7
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of Immaterial Tax Effects		(1.0)		—		—
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(16.9) million in 2014, $(0.7) million in 2013 and $10.1 million in 2012	(27.6)		$(1.1)		$16.6
Reclassification of Losses Included in Net Income, Net of Tax Effects of $3.7 million in 2014, $5.5 million in 2013, and $10.3 million in 2012	6.1	(21.5)	9.0	7.9	16.8	33.4
Defined Benefit Pension Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $(10.2) million in 2014, $9.7 million in 2013 and $(6.1) million in 2012	(17.6)		16.0		(9.9)
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $1.1 million in 2014, $1.7 million in 2013 and $1.4 million in 2012	1.4	(16.2)	2.6	18.6	2.4	(7.5)
Other Comprehensive Income (Loss)		(94.2)		4.3		40.6
Comprehensive Income (Loss)		(58.1)		130.3		240.9
Less: Comprehensive Income Attributable to Noncontrolling Interest		2.1		5.9		5.4
Comprehensive Income (Loss)Attributable to Regal Beloit Corporation		$(60.2)		$124.4		$235.5
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	January 3, 2015	December 28, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$334.1	$466.0
Trade Receivables, less Allowances of $11.6 million in 2014 and $11.5 million in 2013	447.5	463.8
Inventories	691.7	618.7
Prepaid Expenses and Other Current Assets	111.7	130.6
Deferred Income Tax Benefits	67.0	46.8
Total Current Assets	1,652.0	1,725.9
Net Property, Plant and Equipment	531.5	573.4
Goodwill	1,004.0	1,081.9
Intangible Assets, Net of Amortization	202.3	244.2
Other Noncurrent Assets	17.8	18.1
Total Assets	$3,407.6	$3,643.5

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$312.2	$304.6
Dividends Payable	9.8	9.0
Hedging Obligations	29.7	11.3
Accrued Compensation and Employee Benefits	75.7	85.6
Other Accrued Expenses	125.5	132.0
Current Maturities of Long-Term Debt	8.4	158.4
Total Current Liabilities	561.3	700.9
Long-Term Debt	625.4	609.0
Deferred Income Taxes	116.0	140.3
Hedging Obligations	22.5	16.8
Pension and Other Post Retirement Benefits	65.0	39.7
Other Noncurrent Liabilities	38.1	34.4
Commitments and Contingencies (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.7 million and 45.1 million shares issued and outstanding at 2014 and 2013, respectively	0.4	0.5
Additional Paid-In Capital	896.1	916.1
Retained Earnings	1,188.9	1,199.4
Accumulated Other Comprehensive Loss	(151.0)	(59.8)
Total Regal Beloit Corporation Shareholders' Equity	1,934.4	2,056.2
Noncontrolling Interests	44.9	46.2
Total Equity	1,979.3	2,102.4
Total Liabilities and Equity	$3,407.6	$3,643.5
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$0.4	$689.4	$951.3	$(105.2)	$40.5	$1,576.4
Net Income	—	—	195.6	—	4.7	200.3
Other Comprehensive Income Loss				39.9	0.7	40.6
Dividends Declared ($0.75 per share)	—	—	(31.9)	—	—	(31.9)
Sale of 3.2 million Shares of Common Stock		202.9				202.9
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	2.0	—	—	—	2.0
Share-based Compensation	—	9.0	—	—	—	9.0
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of December 29, 2012	$0.4	$903.3	$1,115.0	$(65.3)	$43.1	$1,996.5
Net Income	—	—	120.0	—	6.0	126.0
Other Comprehensive Income (Loss)	—	—	—	4.4	(0.1)	4.3
Dividends Declared ($0.79 per share)	—	—	(35.6)	—	—	(35.6)
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	0.1	1.4	—	—	—	1.5
Share-based Compensation	—	11.4	—	—	—	11.4
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.1	(2.8)	(1.7)
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	31.0	—	5.1	36.1
Other Comprehensive Loss	—	—	—	(91.2)	(3.0)	(94.2)
Dividends Declared ($0.86 per share)	—	—	(38.6)	—	—	(38.6)
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	0.1	—	—	—	0.1
Share-based Compensation	—	11.9	—	—	—	11.9
Stock Repurchase	(0.1)	(32.0)	(2.9)			(35.0)
Sale of Joint Venture	—	—	—	—	(3.1)	(3.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36.1	$126.0	$200.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (net of Acquisitions):
Depreciation	92.0	84.4	82.0
Amortization	46.7	44.1	44.0
Goodwill Impairment	119.5	76.3	—
Asset Impairments and Other, Net	40.0	4.7	—
Share-based Compensation Expense	11.9	11.4	9.0
Provision for (Benefit from) Deferred Income Taxes	(26.4)	(5.5)	6.5
Excess Tax Benefits from Share-based Compensation	(1.3)	(0.8)	(2.2)
Loss on Venezuela Currency Devaluation	10.4	3.6	—
Loss (Gain) on Disposition of Assets	(12.1)	2.0	(2.4)
Loss on Sale of Consolidated Joint Venture	1.9	—	—
Provision for Losses on Receivables	19.5	2.7	(1.3)
Change in Operating Assets and Liabilities, net of Acquisitions
Receivables	(3.4)	(19.6)	(13.6)
Inventories	(55.4)	(52.7)	40.9
Accounts Payable	6.9	44.5	(5.3)
Current Liabilities and Other	11.9	(16.1)	(6.2)
Net Cash Provided by Operating Activities	298.2	305.0	351.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(83.6)	(82.7)	(91.0)
Purchases of Investment Securities	(46.7)	(32.2)	(13.0)
Sales of Investment Securities	44.8	32.9	4.7
Business Acquisitions, net of Cash Acquired	(128.2)	(38.4)	(110.4)
Additions of Equipment for Operating Leases	(4.6)	(8.3)	—
Grants Received for Capital Expenditures	—	1.6	8.7
Proceeds from Sale of Consolidated Joint Venture	0.9	—	—
Proceeds from Sale of Assets	12.5	1.7	3.4
Net Cash Used in Investing Activities	(204.9)	(125.4)	(197.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Sale of Common Stock	—	—	202.9
Borrowings under Revolving Credit Facility	296.2	20.0	292.5
Repayments under Revolving Credit Facility	(279.2)	(20.0)	(301.5)
Proceeds from Short-Term Borrowings	62.1	46.0	41.2
Repayments of Short-Term Borrowings	(61.9)	(46.5)	(40.9)
Repayments of Long-Term Debt	(150.4)	(55.9)	(90.3)
Dividends Paid to Shareholders	(37.8)	(35.1)	(30.8)
Proceeds from the Exercise of Stock Options	0.9	1.5	4.2
Excess Tax Benefits from Share-based Compensation	1.3	0.8	2.2
Payments of Deferred Purchase Price	(5.3)	—	—
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(1.7)	—
Repurchase of Common Stock	(35.0)	—	—
Payments of Contingent Consideration	(8.6)	—	—
Distribution to Noncontrolling Interests	(0.3)	—	(2.4)
Net Cash (Used In) Provided By Financing Activities	(218.0)	(90.9)	77.1
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(7.2)	2.0	1.5
Net increase (decrease) in Cash and Cash Equivalents	(131.9)	90.7	232.7
Cash and Cash Equivalents at beginning of period	466.0	375.3	142.6
Cash and Cash Equivalents at end of period	$334.1	$466.0	$375.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for :
Interest	$39.9	$41.7	$43.8
Income Taxes	58.2	49.6	63.9

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements
(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States based multi-national corporation. The Company reports in three segments; the Commercial and Industrial Systems segment, with its principal line of business in medium and large electric motors, power generation products, high-performance drives and controls and capacitors; the Climate Solutions segment, with its principal line of business in small motors, controls and air moving products; and the Power Transmission Solutions segment, with its principal line of business in power transmission gearing, hydraulic pump drives, large open gearing and specialty mechanical products which control motion and torque.
(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2015 was 53 weeks. The fiscal years ended December 28, 2013 and December 29, 2012 were 52 weeks.
(3) Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. In addition, the Company has joint ventures that are consolidated in accordance with consolidation accounting guidance. All intercompany accounts and transactions are eliminated.
Accounting for Highly Inflationary Economies
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. As of January 3, 2015, the SICAD1 and SICAD2 exchange rates were 12.0 and 51.0 Bolivars per U.S. dollar, respectively.
Although the functional currency of the Company's operations in Venezuela is the U.S. dollar, a portion of the transactions are denominated in local currency. The Company has historically applied the official exchange rate of 6.3 Venezuelan Bolivares fuertes per U.S. dollar to remeasure local currency transactions and balances into U.S. dollars. However effective January 3, 2015, the Company concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Venezuelan Bolivares fuertes per US dollar as it believes that this rate best represented the economics of its business activity in Venezuela at that time. As a result, the Company recorded a $10.4 million devaluation charge in the fourth quarter of 2014. Going forward, any devaluation in Venezuela will result in a reduction in the U.S. dollar reported amount of currency denominated revenues, expenses and, consequently, income before taxes. At January 3, 2015, the Company had approximately $1.3 million of exposed net monetary assets denominated in Bolivars. During February 2015, additional changes to the exchange rate mechanisms were announced, resulting in SICAD2 being replaced by a new mechanism called “SIMADI” that could result in further devaluation during 2015.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; retirement benefits; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
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
Revenue Recognition
The Company generally recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Estimated discounts and rebates are recorded as a reduction of gross sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping and handling are recorded in Cost of Sales.
The Company has certain operating leases in the oil and gas industry where revenue is recognized over the term of the lease. The lease revenue is not material for all fiscal periods presented. The related net leased assets were not material at January 3, 2015 and December 28, 2013 and were included in Other Noncurrent Assets.
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2014, fiscal 2013 or fiscal 2012.
Research and Development
The Company performs research and development activities relating to new product development and the improvement of current products. The Company's research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. The Company's research and development efforts tend to be targeted toward developing new products that would allow it to gain additional market share, whether in new or existing segments. While these costs make up an insignificant portion of operating expenses in the Power Transmission Solutions segment, they are more substantial in the Climate Solutions and Commercial and Industrial Systems segments. In particular, a large driver of research and development efforts in the Climate Solutions and Commercial and Industrial Systems segments is energy efficiency.
Research and development costs are expensed as incurred. For fiscal 2014, 2013 and 2012, research and development costs were $32.9 million, $28.3 million and $28.5 million, respectively. Research and development costs are recorded in Operating Expenses.
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
Investments
Investments include term deposits which have original maturities of greater than three months and remaining maturities of less than one year. The fair value of term deposits approximates their carrying value. These investments are included in Prepaid Expenses and Other Current Assets on the Company's Consolidated Balance Sheets.
Trade Receivables
Trade receivables are stated at estimated net realizable value. Trade receivables are comprised of balances due from customers, net of estimated allowances. In estimating losses inherent in trade receivables the Company uses historical loss experiences and applies them to a related aging analysis. Determination of the proper level of allowances requires management to exercise significant judgment about the timing, frequency and severity of losses. The allowances for doubtful accounts take into consideration numerous quantitative and qualitative factors, including historical loss experience, collection experience, delinquency trends and economic conditions.
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
The approximate percentage distribution between major classes of inventory at year end is as follows:

	January 3, 2015	December 28, 2013
Raw Material and Work In Process	45%	41%
Finished Goods and Purchased Parts	55%	59%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 52% of the Company's inventory at January 3, 2015 and 49% at December 28, 2013 was determined using the LIFO method. If all inventories were valued on the FIFO method, they would have increased by $47.2 million and $58.2 million as of January 3, 2015 and December 28, 2013, respectively. Material, labor and factory overhead costs are included in the inventories.
The Company reviews inventories for excess and obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, the Company records inventories at the lower of cost or market.
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
The Company evaluates property, plant and equipment whenever events or circumstances have occurred that may indicate that carrying values may not be recoverable. If an indicator is present, the Company evaluates carrying values as compared to undiscounted estimated future cash flows. If such estimated future cash flows are less than carrying value, an impairment would be recognized. See also "Long-Lived Assets" in this footnote for the results and additional details of the impairment of certain long-lived assets and related charges.
Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	January 3, 2015	December 28, 2013

Land and Improvements		$68.8	$72.3
Buildings and Improvements	3-50	235.4	231.1
Machinery and Equipment	3-15	812.1	794.5
Property, Plant and Equipment		1,116.3	1,097.9
Less: Accumulated Depreciation		(584.8)	(524.5)
Net Property, Plant and Equipment		$531.5	$573.4

Commitments for property, plant and equipment purchases were $10.6 million at January 3, 2015.
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
The calculated fair values for the Company's 2014 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. There were certain reporting units where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems segment and the Power Transmission Solutions segment include reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices saw a sharp decline in the latter part of 2014. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in regions such as Australia and New Zealand as well as currency devaluations in Venezuela have contributed to the reduced expected cash flows for the Company's reporting units in these regions. In the Climate Solutions segment, unfavorable customer dynamics impacted one reporting unit's expected cash flows. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). Additionally, the Company's reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during 2014 as a result of the closing of the facility. This resulted in a $1.0 million impairment charge to goodwill. The total goodwill impairment charge related to these reporting units was $119.5 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income.

The calculated fair values for the Company's 2013 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. There were certain reporting units where the calculated fair values were less than the carrying values. Reporting units within the Commercial and Industrial Systems and Climate Solutions segments experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced expected cash flow from weak economic conditions in regions such as Australia, India and Europe. Another reporting unit had reduced future cash flows from a slower than expected adoption of switched reluctance motor technology. In the Power Transmission Solutions segment, a reporting unit's expected cash flows were reduced by weak sales for the hydraulic fracturing market within the oil and gas industry. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis. The total goodwill impairment charge related to these reporting units was $76.3 million and was recorded in Goodwill Impairment.
In the Consolidated Statement of Income for the twelve months ended December 28, 2013, $76.3 million that had been previously reported within "Asset Impairments and Other, Net" is separately reported as "Goodwill Impairment" within the Consolidated Statements of Income.
Long-Lived Assets
The Company evaluates the recoverability of the carrying amount of intangible assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. For definite-lived intangible assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability. If the asset is not recoverable, the asset is written down to fair value.
During 2014, due primarily to unfavorable customer dynamics and the effects of the sharp decline in the price of oil, the carrying amounts of intangible and other long-lived assets for two reporting units within the Climate Solutions and Power Transmission Solutions segments were deemed to be not fully recoverable. Fair value was determined using the discounted cash flows from the Company's internal cash flow projections and a discount rate indicative of the return an investor would expect to receive for investing in the asset which are Level 3 measurements. As a result, intangible and other long-lived asset impairments of $26.2 million were recognized related to hydraulic fracturing equipment used in the oil and gas end markets. Technology and other long-lived asset impairments were recognized related to products used in hermetic climate applications of $13.8 million and recognized in Asset Impairments and Other, Net.

During 2013, indicators related to the future expected cash flows of certain reporting units in the Commercial and Industrial Systems segment triggered a detailed undiscounted cash flow test of long-lived assets, which included intangible assets. Discounted cash flows were determined as discussed above, which are Level 3 measurments. As a result, in-process research and development technology intangible impairments totaling $16.2 million, related to switched reluctance technology, and $0.8 million of customer relationship intangible impairments related to a European motor distribution reporting unit were impaired and recognized in Asset Impairments and Other, Net.

The Company does not have any indefinite-lived intangible assets.

During the year ended December 28, 2013, the Company recognized a loss on certain intangible asset impairments as discussed above, which was netted with a related gain of $12.3 million from a fair value adjustment for a contingent consideration liability related to one of the reporting units (see Note 14 of Notes to the Consolidated Financial Statements).

The details were as follows (in millions):

	Commercial & Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Impairments during 2014:
Impairment of Intangible Assets	$—	$7.8	$11.1	$18.9
Impairment of Property, Plant and Equipment	—	6.0	15.1	21.1
Asset Impairments and Other, Net	$—	$13.8	$26.2	$40.0

Impairments during 2013:
Impairment of Technology Intangible Assets	16.2	—	—	16.2
Impairment of Customer Relationships Intangible Assets	0.8	—	—	0.8
Less: Gain from Adjustment to the Fair Value of a Contingent Consideration Liability	12.3	—	—	12.3
Asset Impairments and Other, Net	$4.7	$—	$—	$4.7
There were no impairments in fiscal 2012.
Earnings per Share (“EPS”)
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.3 million in 2014, 0.7 million in 2013 and 0.3 million in 2012. The following table reconciles the basic and diluted shares used in EPS calculations for the years ended (in millions):

	2014	2013	2012
Denominator for Basic EPS	45.0	45.0	41.8
Effect of Dilutive Securities	0.3	0.4	0.3
Denominator for Diluted EPS	45.3	45.4	42.1
Retirement Plans
The Company's domestic employees are covered by defined contribution plans and approximately half of the Company's employees are covered by defined benefit plans. The defined benefit pension plans have been closed to new employees and frozen for existing employees. Most of the Company's foreign employees are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

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
The components of the ending balances of Accumulated Other Comprehensive Loss are as follows (in millions):

	2014	2013
Foreign Currency Translation Adjustments	$(80.5)	$(27.0)
Hedging Activities, net of tax of $(19.0) in 2014 and $(5.9) in 2013	(31.0)	(9.5)
Pension and Post Retirement Benefits, net of tax of $(23.4) in 2014 and $(14.3) in 2013	(39.5)	(23.3)
Total	$(151.0)	$(59.8)
Legal Claims
The Company records expenses and liabilities when the Company believes that an obligation of the Company or a subsidiary on a specific matter is probable and there is a basis to reasonably estimate the value of the obligation. This methodology is used for legal claims that are filed against the Company or a subsidiary from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded.
Fair Values of Financial Instruments
The fair values of cash equivalents, term deposits, trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings. The fair value of pension assets, derivative instruments and contingent purchase price obligations is determined based on the methods disclosed in Notes 8 and 14 of Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Revenue from Contracts with Customers (Accounting Standard Update ("ASU") 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. The Company is required to adopt the new requirements in the first quarter of 2017. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements.
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
This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company has elected to early adopt ASU 2014-08, effective June 29, 2014. Consequently, individually significant operations that are sold or classified as held for sale may not qualify for presentation as discontinued operations in the consolidated financial statements, but will be disclosed in the notes to the consolidated financial statements. (See also Note 4 to the Consolidated Financial Statements.) This ASU did not have a significant impact on the Company's financial position, results of operations or cash flows for any of the periods presented.
(4) Acquisitions and Divestitures
The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses were $5.8 million during 2014, $3.9 million during 2013 and $0.4 million during 2012.
On January 30, 2015, the Company acquired the Power Transmission Solutions business of Emerson Electric Co. ("PTS") (see also Note 17 of Notes to the Consolidated Financial Statements).
2014 Acquisitions
On June 30, 2014, the Company acquired all of the stock of Benshaw. Inc., ("Benshaw") for $51.0 million. Benshaw is a manufacturer of custom low and medium voltage variable frequency drives and soft starters. It is reported in the Commercial and Industrial Systems segment. The Company acquired Benshaw because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of Benshaw was accounted for as a purchase in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company expects the amount of goodwill will be deductible for United States income tax purposes.

The purchase price allocation for Benshaw was as follows:

As of June 30, 2014
Current assets	$0.5
Trade receivables	10.4
Inventories	22.4
Property, plant and equipment	4.5
Intangible assets, subject to amortization	14.6
Goodwill	9.9
Total assets acquired	$62.3
Accounts payable	3.7
Current liabilities assumed	2.2
Long-term liabilities assumed	5.4
Net assets acquired	$51.0
On February 7, 2014, the Company acquired the stock of Hy-Bon Engineering Company, Inc. ("Hy-Bon") for $78.0 million. Hy-Bon is a leader in vapor recovery solutions for oil and gas applications and is reported in the Commercial and Industrial Systems segment. The Company acquired Hy-Bon because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of Hy-Bon was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill will be deductible for income tax purposes under current United States tax law.
The purchase price allocation for Hy-Bon was as follows:

February 7, 2014
Current assets	$1.7
Trade receivables	11.5
Inventories	14.3
Property, plant and equipment	8.1
Intangible assets, subject to amortization	13.4
Goodwill	40.6
Other assets	0.1
Total assets acquired	89.7
Accounts payable	5.5
Current liabilities assumed	5.1
Long-term liabilities assumed	1.1
Net assets acquired	$78.0

2013 Acquisitions
On November 19, 2013, the Company acquired the stock of Cemp s.r.l. ("Cemp"), an Italy based electric motor company for $34.6 million, net of cash. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors, and is reported in the Commercial and Industrial Systems segment. The Company acquired Cemp because management determined it was a strategic fit for the Commercial and Industrial Systems segment.

The acquisition of Cemp was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill be deductible for income tax purposes under current Italiantax law.
The purchase price allocation for Cemp was as follows:

November 19, 2013
Current assets	$3.1
Trade receivables	6.6
Inventories	7.8
Property, plant and equipment	3.7
Intangible assets, subject to amortization	12.6
Goodwill	14.8
Total assets acquired	48.6
Accounts payable	5.5
Current liabilities assumed	3.0
Long-term liabilities assumed	5.5
Net assets acquired	$34.6
On February 8, 2013, the Company acquired the RAM motor business previously owned by Schneider Electric for $6.0 million. This business manufactures hermetic motors from 250 hp to 2,500 hp for commercial HVAC applications and is reported in the Commercial and Industrial Systems segment. The Company acquired RAM because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of RAM was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach.
The purchase price allocation for RAM was as follows:

February 8, 2013
Current assets	$1.2
Trade receivables	1.9
Inventories	7.7
Property, plant and equipment	2.1
Other assets	0.1
Total assets acquired	13.0
Accounts payable	1.1
Current liabilities assumed	5.4
Long-term liabilities assumed	0.5
Net assets acquired	$6.0
On September 3, 2013, the Company purchased additional shares owned by the noncontrolling interest in its joint venture in a South African distribution business increasing its ownership from 60.0% to 80.0% for $1.7 million. The Company consolidates the results of the South African distribution business into the Company's consolidated financial statements in the Commercial and Industrial Systems segment and presents the portion of its investment not owned by the Company as noncontrolling interest. The noncontrolling interest in the South African distribution business was reduced to 20.0% as of September 3, 2013.

2012 Acquisitions
On November 30, 2012, the Company acquired Remco Products Limited for $3.7 million. Remco is a UK supplier of a broad range of AC fractional horsepower electric motors and fans for replacement use in heating, ventilation, refrigeration and air conditioning industries located in West Sussex, England. The acquisition added greater access to the European replacement motor business and is expected to generate growth to the Company's overall European business. Remco is reported as a part of the Climate Solutions segment. The Company acquired Remco because management determined it was a strategic fit for the Climate Solutions segment.
The acquisition of Remco was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill be deductible for income tax purposes under current tax law.

November 30, 2012
Trade receivables	$1.1
Inventories	1.4
Property, plant and equipment	0.2
Intangible assets, subject to amortization	0.5
Goodwill	0.8
Total assets acquired	4.0
Accounts payable	0.2
Long-term liabilities assumed	0.1
Net assets acquired	$3.7

On October 2, 2012, the Company acquired Marlin Coast Motor Rewinding ("MCMR") for $3.4 million. MCMR, based in Cairns, North Queensland, Australia, is a leader in the supply, service and overhaul of electric machines. MCMR is reported as a part of the Company’s Commercial and Industrial Systems segment.The Company acquired MCMR because management determined it was a strategic fit for the Commercial and Industrial Systems segment.The Company acquired MCMR because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of MCMR was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities were recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill to be deductible for income tax purposes under current tax law.

October 2, 2012
Property, plant and equipment	1.4
Intangible assets, subject to amortization	0.6
Goodwill	1.4
Total assets acquired	3.4
Net assets acquired	$3.4

On April 30, 2012, the Company acquired Tecnojar, a Mexico based commercial and industrial solutions products company, for $1.6 million. Tecnojar is reported as a part of the Company's Commercial and Industrial Systems segment.The Company acquired Tecnojar because management determined it was a strategic fit for the Commercial and Industrial Systems segment.The Company acquired Tecnojar because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of Tecnojar was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the purchase price over the estimated fair values of tangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill be deductible for income tax purposes under current tax law.

April 30, 2012
Current assets	$0.3
Trade receivables	0.2
Inventories	0.1
Property, plant and equipment	0.8
Goodwill	0.7
Total assets acquired	2.1
Current liabilities assumed	0.5
Net assets acquired	$1.6
On February 3, 2012, the Company acquired Milwaukee Gear Company (“MGC”), a Wisconsin-based leading manufacturer of highly engineered gearing components for oil and gas applications as well as a wide variety of other commercial and industrial applications. The purchase price of MGC was $80.3 million paid in cash, net of cash acquired. MGC is reported as a part of the Company's Power Transmission Solutions segment. The Company acquired MGC because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of MGC was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill be deductible for income tax purposes under current tax law.

February 3, 2012
Current assets	$3.1
Trade receivables	5.8
Inventories	17.1
Property, plant and equipment	26.0
Intangible assets, subject to amortization	18.2
Goodwill	21.4
Other assets	0.1
Total assets acquired	91.7
Accounts payable	2.7
Current liabilities assumed	1.5
Long-term liabilities assumed	7.2
Net assets acquired	$80.3
Unaudited Pro Forma Consolidated Financial Information
The following unaudited pro forma information presents the financial results for 2014, 2013 and 2012. Presented are the financial results for 2014, 2013 and 2012 as if the acquisitions of Benshaw, Hy-Bon, Cemp, RAM, Remco, MCMR, Tecnojar and MGC had occurred on January 1, 2012.

Such pro forma amounts do not include any estimated cost synergies or other effects of the integration of the acquisitions. Accordingly, the pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated. Pro forma amounts are also not necessarily indicative of any future consolidated operating results of the Company (see Note 5 of the Notes to the Consolidated Financial Statements for amortization expense related to intangible assets acquired) (in millions, except per share amounts).

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Pro forma net sales	$3,291.2	$3,240.4	$3,328.8
Pro forma net income	28.8	123.8	202.4

Basic earnings per share as reported	$0.69	$2.66	$4.68
Pro forma basic earnings per share	0.64	2.75	4.84

Diluted earnings per share as reported	$0.69	$2.64	4.64
Pro forma diluted earnings per share	0.64	2.73	4.81
Divestitures
The Company sold its shares of a joint venture ("Jinling") located in Shanghai, China on September 11, 2014 which was previously accounted for as a consolidated joint venture and was reported in the Commercial and Industrial Systems segment. The disposal of Jinling was determined to not qualify for presentation as discontinued operations in the Company's Consolidated Financial Statements, in accordance with ASU 2014-08. A loss of approximately $1.9 million was recorded in Operating Expenses in the Consolidated Statements of Income in 2014.

(5) Goodwill and Intangible Assets
Goodwill
As described in Note 4 of Notes to the Consolidated Financial Statements, the Company acquired two businesses in 2014 and two businesses in 2013. The excess of purchase price over estimated fair value was assigned to goodwill.
As described in Note 3 of Notes to the Consolidated Financial Statements, the Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. As a result of the annual review, there were certain reporting units where the carrying value, exceeded fair value.
The Commercial and Industrial Systems segment and the Power Transmission Solutions segment include reporting units that have significant exposure to the volatility in the oil and gas industry. These markets saw a sharp decline in the latter part of 2014, leading to declines in sales and profitability and thereby reducing expected cash flows. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in regions such as Australia and New Zealand as well as currency devaluations in Venezuela have contributed to the reduced expected cash flows for the Company's reporting units in these regions. In the Climate Solutions segment, unfavorable customer dynamics impacted one reporting unit's expected cash flows. Additionally, the Company's reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during 2014 as a result of the closing of the facility.

Reporting units within the Commercial and Industrial Systems and Climate Solutions segments experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced future expected cash flows driven by weak sales and margins resulting from economic conditions in Australia, India and Europe. Another reporting unit had reduced future expected cash flows from a slower than expected adoption of switched reluctance motor technology. In the Power Transmission Solutions segment, one reporting unit had reduced expected cash flows resulting from weak sales in the hydraulic fracturing market within the oil and gas industry.
See Note 3 of Notes to the Consolidated Financial Statements, "Goodwill" and "Long-Lived Assets" for additional details of the impairments.

The following table presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 29, 2012	$1,151.0	$759.4	$354.4	$37.2
Acquisitions and valuation adjustments	15.3	15.3	—	—
Less: Impairment charges	76.3	64.2	—	12.1
Translation adjustments	(8.1)	(7.3)	(0.8)	—
Balance as of December 28, 2013	$1,081.9	$703.2	$353.6	$25.1

Acquisitions and valuation adjustments	54.5	54.5	—	—
Less: Impairment charges	119.5	100.7	7.7	11.1
Translation adjustments	(12.9)	(11.6)	(1.3)	—
Balance as of January 3, 2015	$1,004.0	$645.4	$344.6	$14.0

Cumulative goodwill impairment charges	$195.8	$164.9	$7.7	$23.2
Intangible Assets
As described in Note 3 of Notes to the Consolidated Financial Statements, the Company evaluates intangible assets in accordance with prescribed guidance. As a result of this review, during 2014, due primarily to the sharp decline in the price of oil, the carrying amounts of intangible assets for two reporting units within the Climate Solutions and Power Transmission Solutions segments were deemed impaired. The impairment charges related to these two reporting units were $7.8 million and $11.1 million, respectively. During fiscal 2013, a total of $17.0 million of intangible assets in the Commercial and Industrial Systems segment were deemed impaired. A switched reluctance technology reporting unit recognized a $16.2 million impairment in technology and a motor distribution reporting unit in Europe recognized a $0.8 million impairment in customer relationships.
Gross intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	December 28, 2013	Acquisitions	Impairment Charges	Translation Adjustments	January 3, 2015
Customer Relationships	11	$253.8	$20.5	$10.7	$(6.8)	$256.8
Technology	9	133.0	5.2	7.8	(1.0)	129.4
Trademarks	12	32.6	2.0	0.4	(1.1)	33.1
Patent and Engineering Drawings	5	16.6	—	—	—	16.6
Non-compete Agreements	5	8.3	0.4	—	(0.1)	8.6
Total Gross Intangibles		$444.3	$28.1	$18.9	$(9.0)	$444.5

Accumulated amortization on intangible assets consists of the following:

	December 28, 2013	Amortization	Translation Adjustments	January 3, 2015
Customer Relationships	$101.4	$24.2	$(3.0)	$122.6
Technology	57.9	17.6	(0.6)	74.9
Trademarks	18.0	2.9	(0.8)	20.1
Patent and Engineering Drawings	15.0	1.7	(0.1)	16.6
Non-compete Agreements	7.8	0.3	(0.1)	8.0
Total Accumulated Amortization	$200.1	$46.7	$(4.6)	$242.2
Intangible Assets, Net of Amortization	$244.2			$202.3
The Company's contractual customer relationships are generally short-term in nature. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $46.7 million in fiscal 2014, $44.1 million in fiscal 2013 and $44.0 million in fiscal 2012.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2015	$35.4
2016	30.8
2017	24.2
2018	22.2
2019	22.1

(6) Segment Information
The following sets forth certain financial information attributable to the Company's reporting segments for fiscal 2014, fiscal 2013 and fiscal 2012, respectively (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Fiscal 2014
External sales	$1,856.1	$1,134.8	$266.2	$—	$3,257.1
Intersegment sales	78.2	19.2	5.1	(102.5)	—
Total sales	1,934.3	1,154.0	271.3	(102.5)	3,257.1
Gross profit	468.2	258.8	70.3	—	797.3
Operating expenses	333.9	137.7	44.7	—	516.3
Goodwill impairment	100.7	7.7	11.1	—	119.5
Asset impairments and other, net	—	13.8	26.2	—	40.0
Income (loss) from operations	33.6	99.6	(11.7)	—	121.5
Depreciation and amortization	81.5	45.0	12.2	—	138.7
Capital expenditures	59.6	16.8	7.2	—	83.6
Identifiable assets	2,407.3	855.3	145.0	—	3,407.6
Fiscal 2013
External sales	$1,746.6	$1,098.6	$250.5	$—	3,095.7
Intersegment sales	73.6	16.6	5.0	(95.2)	—
Total sales	1,820.2	1,115.2	255.5	(95.2)	3,095.7
Gross profit	461.8	252.9	68.5	—	783.2
Operating expenses	311.1	143.6	39.5	—	494.2
Goodwill impairments	64.2	—	12.1	—	76.3
Asset impairments and other, net	4.7	—	—	—	4.7
Income from operations	81.8	109.3	16.9	—	208.0
Depreciation and amortization	67.3	49.0	12.2	—	128.5
Capital expenditures	56.4	17.9	8.4	—	82.7
Identifiable assets	2,614.9	823.5	205.1	—	3,643.5
Fiscal 2012
External sales	$1,793.2	$1,102.7	$271.0	$—	$3,166.9
Intersegment sales	40.0	15.1	3.9	(59.0)	—
Total sales	1,833.2	1,117.8	274.9	(59.0)	3,166.9
Gross profit	451.3	244.8	74.9	—	771.0
Operating expenses	281.9	141.1	35.2	—	458.2
Income from operations	169.4	103.7	39.7	—	312.8
Depreciation and amortization	64.6	50.7	10.7	—	126.0
Capital expenditures	64.4	17.8	8.8	—	91.0
Identifiable assets	2,572.7	785.9	210.5	—	3,569.1

In the fourth quarter of 2014, the Company reorganized its reportable segments to align with its new management reporting structure and business activities. Prior to this reorganization, the Company was comprised of two reportable segments for financial reporting purposes: Electrical and Mechanical. As a result of this change, the Company is now comprised of three reportable segments: Commercial & Industrial Systems, Climate Solutions and Power Transmission Solutions. Historical financial information has been revised on a basis consistent with these segments.

The Climate Solutions segment produces small motors, controls and air moving solutions. Applications include residential and light commercial HVAC, commercial refrigeration and water heaters.
The Power Transmission Solutions segment produces power transmission gearing, hydraulic pump drives, large open gearing and specialty mechanical products. Applications include material handling, industrial equipment, energy and off-road equipment.
The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.
The following sets forth net sales by country in which the Company operates for fiscal 2014, fiscal 2013 and fiscal 2012, respectively (in millions):

	Net Sales
	2014	2013	2012
Geographic Information:
United States	$2,359.3	$2,017.6	$2,127.2
Rest of the World	897.8	1,078.1	1,039.7
	$3,257.1	$3,095.7	$3,166.9
U.S. net sales for 2014, 2013 and 2012 represented 72.4%, 65.2% and 67.2% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets (net property, plant and equipment) by country in which the Company operates for fiscal 2014 and fiscal 2013, respectively (in millions):

	Long-lived Assets
	2014	2013
Geographic Information:
United States	$293.5	$244.5
Mexico	33.5	111.4
China	107.9	111.4
Rest of the World	96.6	106.1
	$531.5	$573.4
No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of January 3, 2015 and December 28, 2013 was as follows (in millions):

	January 3, 2015	December 28, 2013

Senior Notes	$600.0	$750.0
Revolving Credit Facility	17.0	—
Other	16.8	17.4
	633.8	767.4
Less: Current Maturities	8.4	158.4
Non-current Portion	$625.4	$609.0
Senior Notes
At January 3, 2015, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). In August 2014, $150.0 million of the 2007 Notes matured. The Company repaid that tranche of the 2007 Notes at maturity with a combination of cash and borrowings under the Prior Revolving Facility (as that term is defined below).
Details on the Notes at January 3, 2015 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At January 3, 2015, the interest rate was 0.9%.
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Consolidated Financial Statements).
Compliance With Financial Covenants

The Prior Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Prior Credit Agreement as of January 3, 2015.
The Prior Credit Agreement and Prior Revolving Facility
On June 30, 2011, the Company entered into a revolving credit agreement (the “Prior Credit Agreement”) that provided for an aggregate amount of availability under a revolving credit facility of $500.0 million, including a $100.0 million letter of credit subfacility (the “Prior Revolving Facility”). The Prior Revolving Facility permitted borrowing at interest rates based upon a margin above LIBOR. At January 3, 2015, the Company had $17.0 million outstanding on the Prior Revolving Facility and at December 28, 2013, there were no outstanding borrowings on the Prior Revolving Facility. The average balance in direct borrowings under the Prior Revolving Facility was $20.3 million and $0.6 million in fiscal 2014 and fiscal 2013, respectively. The average interest rate paid under the Prior Revolving Facility was 1.4% in fiscal 2014 and 1.4% in fiscal 2013. At January 3, 2015, the Company had approximately $27.2 million in standby letters of credit issued and $455.8 million in available borrowings under the Prior Revolving Facility.

Other Notes Payable

At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average interest rate of 2.5%. At December 28, 2013, other notes payable of approximately $17.4 million were outstanding with a weighted average rate of 2.7%..

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of the Company's total debt was $666.8 million and $779.6 million as of January 3, 2015 and December 28, 2013, respectively.

Maturities of long-term debt are as follows (in millions):

Year	Amount of Maturity
2015	$8.4
2016	17.5
2017	103.3
2018	100.5
2019	0.5
Thereafter	403.6
Total	$633.8

The New Credit Agreement

In connection with the PTS Acquisition, on January 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”) available for general corporate purposes. The Credit Agreement replaced the Prior Credit Agreement, and the Multicurrency Revolving Facility replaced the Prior Revolving Facility. The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the facility.

The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and incurrences of borrowed money indebtedness, subject to certain exceptions.

Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternate base rate.

The Company will pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets.

(8) Retirement Plans
The Company's domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic employees have been closed to new employees and frozen for existing employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $8.8 million, $9.1 million, and $9.8 million in 2014, 2013 and 2012, respectively. Company contributions to non-U.S. defined contribution plans were $12.6 million, $12.4 million and $12.0 million in 2014, 2013, and 2012, respectively.
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2014	2013
Equity investments	76%	6.7 - 8.4%	71%	69%
Fixed income	19%	3.7 - 4.4%	24%	23%
Other	5%	7.0%	5%	8%
Total	100%	7.5%	100%	100%
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
The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2014	2013
Change in projected benefit obligation:
Obligation at beginning of period	$170.8	$181.2
Service cost	2.5	2.9
Interest cost	8.3	7.6
Actuarial (gain) loss	27.2	(13.5)
Less: Benefits paid	13.3	7.4
Foreign currency translation	(1.2)	—
Obligation at end of period:	$194.3	$170.8
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	128.6	109.5
Actual return on plan assets	8.8	21.0
Employer contributions	3.1	5.5
Less: Benefits paid	13.3	7.4
Foreign currency translation	(0.6)	—
Fair value of plan assets at end of period	$126.6	$128.6
Funded status	$(67.7)	$(42.2)
Pension Assets
The Company classifies the pension plan investments into Level 1, which refers to securities valued using quoted prices from active markets for identical assets, Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available, and Level 3, which refers to securities valued based on significant unobservable inputs. Common stocks and mutual funds are valued at the unadjusted quoted market prices for the securities. Real estate fund values are determined using model-based techniques that include relative value analysis and discounted cash flow techniques. Common collective trust funds and limited partnership interests are valued based on the net asset value ("NAV") as provided by the administrator of the fund as a practical expedient to estimate fair value.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  Investments in units of collective trust funds and short-term investment funds, comprised of cash and money market funds, are valued at their respective NAVs as reported by the funds daily.

Pension assets by type and level are as follows (in millions):

	January 3, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.1	$3.1	$—	$—
Common stocks:
Domestic equities	20.6	20.6	—	—
International equities	8.0	8.0	—	—
Common collective trust funds:
Fixed income funds	9.5	—	9.5	—
U.S. equity funds	23.9	—	23.9	—
Mutual funds:
U.S. equity funds	16.8	16.8	—	—
Balanced funds	6.1	6.1	—	—
International equity funds	13.8	13.8	—	—
Fixed income funds	12.3	12.3	—	—
Other	1.0	1.0	—	—
Real estate fund	6.2	—	—	6.2
Global emerging markets fund limited partnership	5.3	—	—	5.3
Total	$126.6	$81.7	$33.4	$11.5

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2.0	$2.0	$—	$—
Common stocks:
Domestic equities	22.1	22.1	—	—
International equities	7.6	—	7.6	—
Common collective trust funds:
Fixed income funds	12.0	—	12.0	—
U.S. equity funds	28.0	—	28.0	—
International equity funds	3.5	—	3.5	—
Other	1.6	—	1.6	—
Mutual funds:
U.S. equity funds	15.5	15.5	—	—
Balanced funds	12.0	12.0	—
International equity funds	14.2	14.2	—
Real estate fund	5.5	—	—	5.5
Global emerging markets fund limited partnership	4.6	—	—	4.6
Total	$128.6	$65.8	52.7	$10.1
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
The limited partnership interest is an investment in the Vontobel Global Emerging Markets Fund, which seeks to provide capital appreciation by investing in a diversified portfolio consisting primarily of equity based securities. The common collective trust funds are investments in the Northern Trust Collective S&P 500 Index Fund and the Northern Trust Collective Aggregate Bond Index Fund. The Northern Trust Collective S&P 500 Index Fund seeks to provide investment results that approximate the overall performance of the common stocks in that index. The Northern Trust Collective Aggregate Bond Index Fund seeks to provide investment results that approximate the overall performance of the Barclays Capital U.S. Aggregate Index by investing primarily, but not exclusively, in securities that comprise that index. The common collective trust funds are available for immediate redemption.
The real estate fund can be redeemed on a quarterly basis and paid within two weeks of the request for redemption. The limited partnership interest can be redeemed on a monthly basis with immediate payment.
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of January 3, 2015 and December 28, 2013 (in millions).

	January 3, 2015	December 28, 2013
Beginning balance	$10.1	$9.2
Net purchases	0.7	0.7
Net gains	0.7	0.2
Ending balance	$11.5	$10.1
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund for the year ended January 3, 2015 (in millions).

Fair Value	Significant Unobservable Inputs
$6.2	Exit Capitalization Rate	5.3% to 7.5%
	Discount Rate	6.8% to 9.5%
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund for the year ended December 28, 2013 (in millions).

Fair Value	Significant Unobservable Inputs
$5.5	Exit Capitalization Rate	5.4% to 7.6%
	Discount Rate	6.9% to 9.7%
The Company recognized the funded status of its defined benefit pension plans on the balance sheet as follows (in millions):

	2014	2013
Accrued compensation and employee benefits	$2.7	$2.5
Pension and other post retirement benefits	65.0	39.7
	$67.7	$42.2

Amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$61.5	36.0
Prior service cost	1.4	1.6
	$62.9	$37.6
The accumulated benefit obligation for all defined benefit pension plans was $182.3 million and $160.1 million at January 3, 2015 and December 28, 2013, respectively.
The accumulated plan benefit obligation exceeded plan assets for all pension plans as of January 3, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans in which the accumulated benefit obligation exceeded the value of plan assets as of December 28, 2013 were $50.4 million, $43.0 million and $9.1 million, respectively.

The following weighted average assumptions were used to determine the projected benefit obligation at January 3, 2015 and December 28, 2013, respectively.

	2014	2013
Discount rate	4.2%	5.0%
Expected long-term rate of return on assets	7.5%	8.0%
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
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended January 3, 2015 and December 28, 2013.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in millions):

	2014	2013	2012
Service cost	$2.5	$2.9	$2.5
Interest cost	8.3	7.6	7.9
Expected return on plan assets	(9.2)	(8.7)	(8.0)
Amortization of net actuarial loss	2.3	4.1	3.6
Amortization of prior service cost	0.2	0.2	0.2
Net periodic benefit cost	$4.1	$6.1	$6.2

Change in benefit obligations recognized in OCI, net of tax
Prior service cost	$0.1	$0.1	$(0.3)
Net actuarial loss	1.3	2.5	3.6
Total recognized in OCI	$1.4	$2.6	$3.3
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Income ("AOCI") into net periodic benefit cost during the 2015 fiscal year are $0.2 million and $4.6 million, respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2014, 2013 and 2012, respectively.

	2014	2013	2012
Discount rate	5.0%	4.2%	5.0%
Expected long-term rate of return on assets	8.0%	8.0%	8.3%

The Company made contributions to its defined benefit plan of $3.1 million and $5.5 million for the fiscal years ended January 3, 2015 and December 28, 2013, respectively.
The Company estimates that in 2015 it will make contributions in the amount of $3.3 million to fund its defined benefit pension plans.
The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Expected Payments
Year
2015	$9.0
2016	9.3
2017	9.9
2018	10.5
2019	11.3
2020 - 2024	61.4

(9) Shareholders' Equity
Common Stock
The Company acquired and retired 500,000 shares of its common stock in the third quarter of 2014 at an average cost of $69.94 per share for a total of $35.0 million.
The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions.
During 2012, the Company sold 3.2 million shares of common stock for general corporate purposes, working capital and the potential funding of acquisitions.

Share Based Compensation
The Company recognized approximately $11.9 million, $11.4 million and $9.0 million in share-based compensation expense in 2014, 2013 and 2012, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of January 3, 2015, total unrecognized compensation cost related to share-based compensation awards was approximately $21.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years.
During 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans. Approximately 3.0 million shares were available for future grant or payment under the 2013 Plan at January 3, 2015.
Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SAR's”). Options and SAR's generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For both years ended January 3, 2015 and December 28, 2013, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the three fiscal years ended 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Total intrinsic value of share-based incentive awards exercised	$5.2	$4.0	$11.1
Cash received from stock option exercises	1.9	1.5	4.2
Income tax benefit from the exercise of stock options	2.0	0.8	2.2
Total fair value of share-based incentive awards vested	5.5	8.5	6.6

The assumptions used in the Company's Black-Scholes valuation related to grants for options and SAR's were as follows:

	2014	2013	2012
Per share weighted average fair value of grants	$28.01	$23.01	$22.45
Risk-free interest rate	2.0%	1.1%	1.3%
Expected life (years)	7.0	7.0	7.0
Expected volatility	37.7%	38.5%	37.6%
Expected dividend yield	1.2%	1.2%	1.2%

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
Following is a summary of share-based incentive plan grant activity (options and SAR's) for fiscal 2014.

Number of Shares Under Options and SAR's	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2013	1,563,270	$56.04
Granted	148,955	75.76
Exercised	(163,742)	43.01
Forfeited	(59,651)	60.21
Outstanding at January 3, 2015	1,488,832	59.34	5.8	$23.9
Exercisable at January 3, 2015	878,489	53.20	4.4	19.5

As of January 3, 2015, there was $11.3 million of unrecognized compensation cost related to non-vested options and SAR's that is expected to be recognized as a change to earnings over a weighted average period of 2.9 years.

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
Following is a summary of RSA award activity for fiscal 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at December 28, 2013	40,717	$66.50	0.8
Granted	12,144	75.76
Vested	(28,047)	67.83
Forfeited	—	—
Unvested RSAs January 3, 2015	24,814	$69.53	0.3

RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSA's was $1.5 million for fiscal 2014.
As of January 3, 2015, there was $0.4 million of unrecognized compensation cost related to non-vested RSA's that is expected to be recognized as a charge to earnings over a weighted average period of 0.3 years.

Following is a summary of RSU award activity for fiscal 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at December 28, 2013	210,264	$65.57	1.9
Granted	89,050	74.77
Vested	(53,503)	69.01
Forfeited	(7,865)	64.36
Unvested RSUs at January 3, 2015	237,946	$68.28	1.8

RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSU's was $4.4 million for fiscal 2014.
As of January 3, 2015, there was $9.3 million of unrecognized compensation cost related to non-vested RSU's that is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's have a performance period of 3 years. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. The PSU awards are valued using a Monte Carlo simulation method as of the grant date.
Following is a summary of PSU award activity for fiscal 2014:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at December 28, 2013	35,730	$56.71	2.4
Granted	25,310	83.74
Vested	—	—
Forfeited	(1,925)	57.83
Unvested PSUs January 3, 2015	59,115	$68.25	2.0

Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.0 million for fiscal 2014 and $0.4 million for fiscal 2013. Total unrecognized compensation expense for all PSUs granted as of January 3, 2015 is estimated to be $2.6 million recognized as a charge to earnings over a weighted average period of 2.0 years.

(10) Income Taxes
Income (loss) before taxes consisted of the following (in millions):

	2014	2013	2012
United States	$(11.2)	$75.4	$121.3
Foreign	101.5	95.1	148.6
Total	$90.3	$170.5	$269.9
The provision for income taxes is summarized as follows (in millions):

	2014	2013	2012
Current
Federal	$37.8	$15.4	$24.5
State	1.5	4.8	7.2
Foreign	41.3	29.8	31.4
	80.6	50.0	63.1
Deferred	(26.4)	(5.5)	6.5
Total	$54.2	$44.5	$69.6
A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.4)%	1.9%	2.0%
Domestic production activities deduction	(2.7)%	(1.4)%	(1.0)%
Foreign rate differential - China	(7.7)%	(4.4)%	(2.1)%
Foreign rate differential - All Other	(4.8)%	(9.2)%	(9.3)%
Research and development credit	(7.4)%	(4.5)%	—%
Statutory tax rate change	—%	(2.6)%	—%
Goodwill impairment	42.9%	13.2%	—%
Valuation allowance	4.2%	1.7%	—%
Adjustments to tax accruals and reserves	—%	—%	0.5%
Other	0.9%	(3.6)%	0.7%
Effective tax rate	60.0%	26.1%	25.8%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability as of January 3, 2015 of $(49.0) million is classified on the consolidated balance sheet as a net current deferred income tax benefit of $67.0 million and a net non-current deferred income tax liability of $(116.0) million.

The components of this net deferred tax liability are as follows (in millions):

	January 3, 2015	December 28, 2013
Accrued employee benefits	$60.5	$43.5
Bad debt allowances	8.8	2.6
Warranty accruals	4.7	4.9
Inventory	9.7	7.7
Accrued liabilities	9.5	13.2
Derivative instruments	19.7	5.9
Tax loss carryforward	16.6	11.4
Valuation allowance	(10.1)	(5.9)
Other	2.8	1.4
Deferred tax assets	122.2	84.7
Property related	(37.1)	(41.6)
Intangible items	(134.1)	(136.6)
Deferred tax liabilities	(171.2)	(178.2)
Net deferred tax liability	$(49.0)	$(93.5)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized tax benefits, January 1, 2012	$7.1
Gross increases from prior period tax positions	0.7
Gross increases from current period tax positions	—
Settlements with taxing authorities	(1.6)
Lapse of statute of limitations	(0.5)
Unrecognized tax benefits, December 29, 2012	$5.7
Gross increases from prior period tax positions	1.1
Gross increases from current period tax positions	0.3
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(0.6)
Unrecognized tax benefits, December 28, 2013	$4.4
Gross increases from prior period tax positions	0.1
Gross increases from current period tax positions	3.6
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(0.2)
Unrecognized tax benefits, January 3, 2015	$5.8

Unrecognized tax benefits as of January 3, 2015 amount to $5.8 million, all of which would impact the effective income tax rate if recognized.
Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2014, 2013 and 2012, the Company recognized approximately $(0.2) million, $0.2 million and $0.1 million in net interest (income) expense, respectively. The Company had approximately $1.1 million, $1.3 million and $1.1 million of accrued interest as of January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
Due to statute expirations, approximately $0.2 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2010, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2008.
At January 3, 2015, the Company had approximately $16.6 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining never expiring. At December 28, 2013, the Company had approximately $11.4 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining never expiring.
Valuation allowances totaling $10.1 million and $5.9 million as of January 3, 2015 and December 28, 2013, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted a tax holiday for some of its Chinese subsidiaries. This tax holiday expires in 2016 and is renewable subject to certain conditions with which the Company expects to comply.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $121.5 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $537.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2014 and 2013 (in millions):

	January 3, 2015	December 28, 2013
Beginning balance	$19.3	$20.9
Less: Payments	20.2	19.4
Provisions	19.6	16.5
Acquisitions	0.7	1.4
Translation adjustments	(0.1)	(0.1)
Ending balance	$19.3	$19.3

(12) Leases and Rental Commitments
Rental expenses charged to operations amounted to $38.3 million in 2014, $39.5 million in 2013 and $36.7 million in 2012. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2015	$20.7
2016	14.2
2017	11.6
2018	8.8
2019	4.9
Thereafter	12.3
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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of January 3, 2015.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. At January 3, 2015 and December 28, 2013 the Company had $(2.2) million and $(0.7) million, net of tax, of derivative (losses) gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had outstanding the following notional amounts to hedge forecasted purchases of commodities (in millions):

	January 3, 2015	December 28, 2013

Copper	$137.4	$114.5
Aluminum	5.2	9.7
As of January 3, 2015, the maturities of commodity forward contracts extended through March 2016.
The Company had outstanding the following notional amounts of currency forward contracts (in millions):

	January 3, 2015	December 28, 2013

Mexican Peso	$324.1	$203.0
Chinese Renminbi	206.1	142.3
Indian Rupee	51.7	36.8
Euro	17.8	11.4
Canadian Dollar	8.6	—
Australian Dollar	4.3	1.5
Thai Baht	3.5	4.1
As of January 3, 2015, the maturities of currency forward contracts extended through December 2018.
As of January 3, 2015 and December 28, 2013, the total notional amount of the Company's receive-variable/pay-fixed interest rate swaps were $100.0 million and $250.0 million , respectively (with maturities extending to August 2017).

Fair values of derivative instruments were (in millions):

	January 3, 2015
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$11.9
Currency contracts	1.6	—	15.9	10.3
Commodity contracts	—	—	9.8	0.1
Not designated as hedging instruments:
Currency contracts	—	—	1.6	0.2
Commodity contracts	2.3	—	2.4	—
Total Derivatives	$3.9	$—	$29.7	$22.5

	December 28, 2013
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$5.7	$16.1
Currency contracts	8.4	0.7	3.0	0.7
Commodity contracts	4.0	—	1.7	—
Not designated as hedging instruments:
Commodity contracts	0.7	—	0.8	—
Total Derivatives	$13.1	$0.7	$11.3	$16.8

Derivatives Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statements of income and comprehensive income for the three fiscal years in the period ended January 3, 2015 were (in millions):

	Fiscal 2014
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(18.8)	$(25.2)	$(0.5)	$(44.5)
Amounts reclassified from Other Comprehensive Income (Loss):
(Loss) Gain recognized in Cost of Sales	(7.1)	7.6	—	0.5
Loss recognized in Interest Expense	—	—	(10.3)	(10.3)

	Fiscal 2013
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(11.3)	$8.8	$0.7	$(1.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.9)	—	(0.9)
(Loss) Gain recognized in Cost of Sales	(8.3)	7.5	—	(0.8)
Loss recognized in Interest Expense	—	—	(12.8)	(12.8)

	Fiscal 2012
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$8.5	$23.9	$(5.7)	$26.7
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	(1.6)	—	(1.6)
Loss recognized in Cost of Sales	(9.7)	(3.4)	—	(13.1)
Loss recognized in Interest Expense	—	—	(12.4)	(12.4)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.
Derivatives Not Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statements of income for the three fiscal years in the period ended January 3, 2015 were (in millions):

	Fiscal 2014
	Commodity Forwards	Currency Forwards	Total
Loss recognized in Cost of Sales	$—	$(1.3)	$(1.3)

	Fiscal 2013
	Commodity Forwards	Currency Forwards	Total
(Loss) Gain recognized in Cost of Sales	$(0.1)	$0.5	$0.4

	Fiscal 2012
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Cost of Sales	$0.1	$—	$0.1

The net AOCI balance related to hedging activities of $(31.0) million losses at January 3, 2015 includes $(19.2) million of net current deferred losses expected to be reclassified to the Statement of Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended January 3, 2015 and December 28, 2013.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	January 3, 2015
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.6	$(1.3)	$0.3
Derivative Commodity Contracts	2.3	(2.3)	—
Hedging Obligations Current:
Derivative Currency Contracts	17.5	(1.3)	16.2
Derivative Commodity Contracts	12.2	(2.3)	9.9
Hedging Obligations:
Derivative Currency Contracts	10.5	—	10.5
Derivative Commodity Contracts	0.1	—	0.1

	December 28, 2013
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.4	$(0.6)	$7.8
Derivative Commodity Contracts	4.7	(2.4)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	(0.2)	0.5
Hedging Obligations Current:
Derivative Currency Contracts	3.1	(0.6)	2.5
Derivative Commodity Contracts	2.5	(2.4)	0.1
Hedging Obligations:
Derivative Currency Contracts	0.7	(0.2)	0.5
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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the

Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 3, 2015 and December 28, 2013, respectively (in millions):

	January 3, 2015	December 28, 2013
			Classification
Assets:
Prepaid expenses and other current assets:
Derivative currency contracts	$1.6	$8.4	Level 2
Derivative commodity contracts	2.3	4.7	Level 2
Other noncurrent assets:
Assets Held in Rabbi Trust	5.2	5.1	Level 1
Derivative currency contracts	—	0.7	Level 2
Liabilities:
Other accrued expenses:
Deferred contingent purchase price	—	8.3	Level 3
Hedging obligations current:
Interest rate swap	—	5.7	Level 2
Derivative currency contracts	17.5	3.1	Level 2
Derivative commodity contracts	12.2	2.5	Level 2
Hedging obligations:
Interest rate swap	11.9	16.1	Level 2
Derivative currency contracts	10.5	0.7	Level 2
Derivative commodity contracts	0.1	—	Level 2
Other noncurrent liabilities:
Deferred contingent purchase price	—	1.4	Level 3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.
Level 1 fair value measurements are unadjusted quoted prices.
Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows for the LIBOR forward yield curve for a a swap with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Fair value of debt was estimated based on rates for instruments with comparable maturities and credit quality. The carrying value of debt includes adjustments related to fair value hedges (see Note 7 of Notes to the Consolidated Financial Statements for the fair value estimate of debt).
Level 3 liabilities are comprised entirely of the deferred contingent purchase price of the Company's acquisitions. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
The Company did not change its valuation techniques during fiscal 2014.
The table below sets forth a summary of changes in fair value of the Company's liabilities for deferred contingent purchase price from the Company's acquisitions as of January 3, 2015 and December 28, 2013, respectively (in millions):

	Year Ended
	January 3, 2015	December 28, 2013

Beginning balance	$9.7	$21.1
Expense	—	1.1
Fair value adjustment	(1.1)	(12.3)
Payments	(8.6)	(0.2)
Ending balance	$—	$9.7

During 2013, the Commercial and Industrial Systems segment reporting unit with slower than expected adoption of switched reluctance motor technology had a deferred contingent purchase price liability that was adjusted as a result of changes in future performance expectations that reduced discounted cash flows and increased risk and probability adjustments. This resulted in a $12.3 million decrease in the deferred contingent purchase price liability in 2013.
(15) Related Party Transactions
As part of the purchase agreement of the 2008 acquisition of the Wuxi Hwada Motor Co., the Company agreed that if certain relocation compensation was received for the relocation of the business, the Company would pay a portion of that compensation to the seller as part of a deferred contingent purchase price. During 2014 compensation was received, and as a result, payments of $5.3 million were made to the seller in 2014.

As part of the consideration paid for the acquisition of Elco on November 1, 2010, the Company assumed $22.3 million payable to an entity that is affiliated with its Elco Group B.V. joint venture partner resulting from a bankruptcy proceeding involving Elco. A total of $10.5 million was paid during 2012 representing the final payments to the affiliate.
(16) Restructuring Activities
Beginning in 2013, the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Commercial and Industrial Systems and Climate Solutions segments. As a result of these closures, the Company incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the employees remaining service period while the plant relocation costs are expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for 2014 and 2013 (in millions):

	January 3, 2015	December 28, 2013
Beginning balance	$3.9	$3.1
Provision	13.2	6.2
Less: Payments	11.0	5.4
Ending Balance	$6.1	$3.9

The following is a reconciliation of expenses by type for the restructuring projects in 2014 and 2013 (in millions):

	2014	2013
Employee termination expenses	$6.5	$2.2
Facility related costs	4.2	1.9
Other expenses	2.5	2.1
Total restructuring expenses	$13.2	$6.2

For fiscal 2014, restructuring charges of $12.9 million and $0.3 million were recorded in Cost of Sales and Operating Expenses, respectively. For fiscal 2013, restructuring charges of $5.4 million and $0.8 million were recorded in Cost of Sales and Operating Expenses, respectively, in the Consolidated Statements of Income.

The Company's current restructuring activities are expected to conclude by the end of 2015. The Company expects to record aggregate future charges of approximately $7.9 million which includes $3.1 million of employee termination expenses and $4.8 million of facility related and other costs.
(17) Subsequent Event
On January 30, 2015, the Company acquired PTS for approximately $1.4 billion in cash. PTS will be included in the Power Transmission Solutions segment. The Company acquired PTS because management believes it provides complementary products, expands and balances the Company’s product portfolio, and enhances its margin profile.
PTS is a global leader in highly engineered power transmission products and solutions. The business manufactures, sells and services bearings, couplings, gearing, drive components and conveyor systems.
PTS had net sales of $607.3 million in 2014.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and differences between the preliminary and final purchase price allocation could be material. The Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain contingent liabilities (in millions).

As of January 30, 2015
Current assets	$3.2
Trade receivables	71.3
Inventories	102.8
Net Property, plant and equipment and other noncurrent assets	1,384.0
Total assets acquired	$1,561.3
Current liabilities assumed	76.6
Long-term liabilities assumed	82.7
Net assets acquired	$1,402.0
On January 30, 2015, the Company entered into a Credit Agreement for a 5-year unsecured term loan facility for the Company in the principal amount of $1.25 billion which was drawn in full by the Company on January 30, 2015 in connection with the closing of the acquisition of PTS (see Note 7 of Notes to the Consolidated Financial Statements, "Debt and Bank Credit Facilities" for additional details of the of the Credit Agreement.
Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma financial information shows the results of continuing operations for 2014, as though the acquisition of PTS occurred at the beginning of fiscal year 2014. As a practical expedient, the Company has used the audited stand-alone financial statements of PTS for the fiscal year ended September 30, 2014. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate, (iv) exclude the estimated impact of inventory purchase accounting adjustments and (v) exclude estimated closing costs on the acquisition. The pro forma adjustments related to the acquisition of PTS are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future, (in millions, except per share amounts):

2014
Pro forma net sales	$3,864.4
Pro forma net income	47.0

Basic earnings per share as reported	$0.69
Proforma basic earnings per share	1.04

Diluted earnings per share as reported	$0.69
Pro forma diluted earnings per share	1.04

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended January 3, 2015. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 3, 2015 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - Directors, Executive Officers and Corporate Governance
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2015 annual meeting of shareholders (the “2015 Proxy Statement”) is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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
Item 11 - Executive Compensation
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2015 Proxy Statement is incorporated by reference herein.
Item 12 - Security Ownership of Certain Beneficial Owners and Management
The information in the sections titled “Stock Ownership” in the 2015 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 3, 2015.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity compensation plans approved by security holders	1,488,832	$59.34	2,579,228
Equity compensation plans not approved by security holders	—	—	—
Total	1,488,832		2,579,228

(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Stock Option Plan, 2007 Equity Incentive Plan and 2013 Equity Incentive Plan.

Item 13 - Certain Relationships and Related Transactions and Director Independence
The information in the section titled “Board of Directors” in the 2015 Proxy Statement is incorporated by reference herein.
Item 14 - Principal Accountant Fees and Services
The information in the section titled “Proposal 5: Ratification of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for 2015” in the 2015 Proxy Statement is incorporated by reference herein.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2015.

REGAL BELOIT CORPORATION
By:	/s/ CHARLES A. HINRICHS
Charles A. Hinrichs
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT J. REHARD
Robert J. Rehard
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MARK J. GLIEBE	Chairman and Chief Executive Officer	March 4, 2015
Mark J. Gliebe	(Principal Executive Officer)

/s/ STEPHEN M. BURT	Director	March 4, 2015
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	March 4, 2015
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	March 4, 2015
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	March 4, 2015
Dean A. Foate

/s/ HENRY W. KNUEPPEL	Director	March 4, 2015
Henry W. Knueppel

/s/ RAKESH SACHDEV	Director	March 4, 2015
Rakesh Sachdev

/s/ ANESA T. CHAIBI	Director	March 4, 2015
Anesa Chaibi

/s/ CURTIS W. STOELTING	Director	March 4, 2015
Curtis W. Stoelting

/s/ JANE L. WARNER	Director	March 4, 2015
Jane L. Warner

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	37

	Consolidated Statements of Income for the fiscal years ended
	January 3, 2015, December 28, 2013 and December 29, 2012	39

	Consolidated Statements of Comprehensive Income for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012	40

	Consolidated Balance Sheets at January 3, 2015 and December 28, 2013	41

	Consolidated Statements of Equity for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012	42

	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012	43

	Notes to the Consolidated Financial Statements	44

(2)	Financial Statement Schedule:
	For the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 Schedule II -Valuation and Qualifying Accounts	86

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for receivables:
Fiscal 2014	$11.5	19.5	(19.2)	(0.2)	$11.6
Fiscal 2013	10.2	2.7	(1.9)	0.5	11.5
Fiscal 2012	13.6	(1.3)	(2.5)	0.4	10.2
Allowance for warranty reserves:
Fiscal 2014	$19.3	19.6	(20.2)	0.6	$19.3
Fiscal 2013	20.9	16.5	(19.4)	1.3	19.3
Fiscal 2012	24.2	30.0	(33.4)	0.1	20.9

(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and translation.

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Asset and Stock Purchase Agreement, dated as of December 13, 2014, by and between Regal Beloit Corporation and Emerson Electric Co. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on December 15, 2014]

3.1
Articles of Incorporation of Regal Beloit Corporation, as amended through April 20, 2007. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

3.2	Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 6, 2014]
4.1	Articles of Incorporation, as amended, and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 7, 2011]

4.3
First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 7, 2011]

4.4
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 24, 2007]

4.5
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 24, 2007]

4.6
Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.7
Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.8
 First Amendment, dated as of August 16, 2011, to Note Purchase Agreement dated as of July 14, 2011, by and among Regal-Beloit Corporation, certain subsidiaries of Regal-Beloit Corporation and the Purchasers listed on the signature pages thereto. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 22, 2011]

10.1*	1998 Stock Option Plan, as amended [Incorporated by reference to Exhibit 99 to Regal Beloit Corporation's Registration Statement on Form S-8 (Reg. No. 333-84779)]
10.2*	2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation's Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders]
10.3*
Regal Beloit Corporation 2007 Equity Incentive Plan [incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007]

10.4*
Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2013 annual meeting of shareholders held April 29, 2013].

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.6*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Terry R. Colvin. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.7*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Jonathan J. Schlemmer, Charles A Hinrichs, Peter C. Underwood and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 2, 2010

10.8*	Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]
10.19*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]
10.10*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.11*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.12*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.13*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.14*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.15*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K dated November 2, 2010]

10.16*
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]

10.17*
Regal Beloit Corporation Shareholder Value Added (SVA) Executive Officers Incentive Compensation Plan. [Incorporated by reference to Exhibit 10.17 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended January 1, 2011]

10.18*
Form of Stock Appreciation Rights Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013].

10.19*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013].

10.20*
Form of Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013].

12	Computation of Ratio of Earnings to Fixed Charges.
21	Significant Subsidiaries of Regal Beloit Corporation.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________
* A management contract or compensatory plan or arrangement.
** Furnished herewith.