Form 10-Q
period 2015-04-04
REGAL BELOIT CORP
filed 2015-05-14
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 11, 2015 there were 44,806,612 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

•
increases in our overall debt levels as a result of the acquisition of the Power Transmission Solutions business of Emerson Electric Co. ("PTS"), or otherwise and our ability to repay principal and interest on our outstanding debt;

•
actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	prolonged declines in oil and gas up stream capital spending;

•	issues and costs arising from the integration of acquired companies and businesses including PTS, and the timing and impact of purchase accounting adjustments;

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Part I - Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2015.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net Sales	$911.7	$801.2
Cost of Sales	690.8	606.8
Gross Profit	220.9	194.4
Operating Expenses	157.3	124.7
Income From Operations	63.6	69.7
Interest Expense	13.6	10.4
Interest Income	1.2	1.7
Income Before Taxes	51.2	61.0
Provision For Income Taxes	13.3	16.0
Net Income	37.9	45.0
Less: Net Income Attributable to Noncontrolling Interests	1.5	1.2
Net Income Attributable to Regal Beloit Corporation	$36.4	$43.8
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$0.81	$0.97
Assuming Dilution	$0.81	$0.96
Cash Dividends Declared Per Share	$0.22	$0.20
Weighted Average Number of Shares Outstanding:
Basic	44.7	45.1
Assuming Dilution	45.1	45.4

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net Income	$37.9	$45.0
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(22.7)	(4.8)
Hedging Activities:
Decrease in fair value of hedging activities, net of tax effects of $(2.4) million and $(5.3) million for the three months ended April 4, 2015 and March 29, 2014, respectively	(3.9)	(8.5)
Reclassification of losses included in net income, net of tax effects of $2.3 million and $1.5 million for the three months ended April 4, 2015 and March 29, 2014, respectively	3.7	2.4
Defined benefit pension plans:
Reclassification adjustments for pension benefits included in net income, net of tax effects of $0.4 and $0.2 million for the three months ended April 4, 2015 and March 29, 2014, respectively	0.8	0.3
Other comprehensive loss	(22.1)	(10.6)
Comprehensive income	15.8	34.4
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.6
Comprehensive income attributable to Regal Beloit Corporation	$15.3	$33.8
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	April 4, 2015	January 3, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$229.7	$334.1
Receivables, less allowances of $11.9 million in 2015 and $11.6 million in fiscal 2014	582.5	447.5
Inventories	784.1	691.7
Prepaid Expenses and Other Current Assets	128.1	111.7
Deferred Income Tax Benefits	76.2	67.0
Total Current Assets	1,800.6	1,652.0
Net Property, Plant and Equipment	714.8	531.5
Goodwill	1,561.1	1,004.0
Intangible Assets, net of Amortization	856.5	202.3
Other Noncurrent Assets	34.5	17.8
Total Assets	$4,967.5	$3,407.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$390.2	$312.2
Dividends Payable	9.8	9.8
Hedging Obligations	26.6	29.7
Accrued Compensation and Employee Benefits	84.3	75.7
Other Accrued Expenses	139.1	125.5
Current Maturities of Long-Term Debt	71.3	8.4
Total Current Liabilities	721.3	561.3
Long-Term Debt	1,875.6	625.4
Deferred Income Taxes	205.9	116.0
Hedging Obligations	25.7	22.5
Pension and Other Postretirement Benefits	107.2	65.0
Other Noncurrent Liabilities	42.0	38.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.8 million and 44.7 million shares issued and outstanding in 2015 and fiscal 2014, respectively.	0.4	0.4
Additional Paid-In Capital	901.7	896.1
Retained Earnings	1,215.5	1,188.9
Accumulated Other Comprehensive Loss	(172.1)	(151.0)
Total Regal Beloit Corporation Shareholders' Equity	1,945.5	1,934.4
Noncontrolling Interests	44.3	44.9
Total Equity	1,989.8	1,979.3
Total Liabilities and Equity	$4,967.5	$3,407.6
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	43.8	—	1.2	45.0
Other Comprehensive Loss	—	—	—	(10.0)	(0.6)	(10.6)
Dividends Declared ($0.20 per share)	—	—	(9.0)	—	—	(9.0)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.0	—	—	—	1.0
Share-based Compensation	—	2.7	—	—	—	2.7
Balance as of March 29, 2014	$0.5	$919.8	$1,234.2	$(69.8)	$46.8	$2,131.5

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	36.4	—	1.5	37.9
Other Comprehensive Loss	—	—	—	(21.1)	(1.0)	(22.1)
Dividends Declared ($0.22 per share)	—	—	(9.8)	—	—	(9.8)
Stock Options Exercised, including income tax benefit and share cancellations	—	2.6	—	—	—	2.6
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	3.0	—	—	—	3.0
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(0.8)	(0.8)
Balance as of April 4, 2015	$0.4	$901.7	$1,215.5	$(172.1)	$44.3	$1,989.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 4, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37.9	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.9	32.8
Excess tax benefits from share-based compensation	(0.7)	(1.0)
Loss on sale or disposition of assets, net	0.1	0.1
Share-based compensation expense	3.0	2.7
Loss on Venezuela currency devaluation	1.5	—
Change in operating assets and liabilities	(60.2)	(33.8)
Net cash provided by operating activities	17.5	45.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(21.2)	(22.3)
Proceeds from the sale of investment securities	9.3	7.7
Purchases of investment securities	(5.0)	(1.2)
Business acquisitions, net of cash acquired	(1,392.5)	(77.3)
Additions of equipment on operating leases	—	(1.6)
Proceeds from sale of assets	1.3	—
Net cash used in investing activities	(1,408.1)	(94.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	223.5	—
Repayments of the revolving credit facility	(147.0)	—
Proceeds from short-term borrowings	37.5	9.0
Repayments of short-term borrowings	(35.2)	(8.6)
Proceeds from long-term borrowings	1,250.0	—
Repayments of long-term borrowings	(15.7)	(0.1)
Dividends paid to shareholders	(9.8)	(9.0)
Proceeds from the exercise of stock options	3.0	0.6
Excess tax benefits from share-based compensation	0.7	1.0
Distributions to noncontrolling interests	(0.3)	—
Purchase of subsidiary shares from noncontrolling interest	(0.8)	—
Financing fees paid	(17.8)	—
Net cash provided by or (used in) financing activities	1,288.1	(7.1)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1.9)	(3.6)
Net decrease in cash and cash equivalents	(104.4)	(59.6)
Cash and cash equivalents at beginning of period	334.1	466.0
Cash and cash equivalents at end of period	$229.7	$406.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18.6	$16.2
Income taxes	$24.6	$8.3
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2015
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 3, 2015, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of April 4, 2015 and for the three months ended April 4, 2015 and March 29, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed on March 4, 2015.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended April 4, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2016.
The condensed consolidated financial statements have been prepared in accordance with GAAP, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; retirement benefits; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
Accounting for Highly Inflationary Economies
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. Effective January 3, 2015, the Company concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Bolivars per US Dollar as management believes that this rate best represents the economics of the Company's business activity in Venezuela at that time.

On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (“SIMADI”). The Company expects to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the three-month period ended April 4, 2015, the Company recorded a $1.5 million foreign exchange loss resulting from the remeasurement of monetary assets and liabilities of the Company's Venezuelan subsidiary at the SIMADI rate of 193 Bolivars per U.S. dollar.
New Accounting Standards
On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU")2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Revenue from Contracts with Customers ASU 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. The Company is required to adopt the new requirements in the first quarter of 2017. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements.
2. OTHER FINANCIAL INFORMATION
Inventories
The approximate percentage distribution between major classes of inventories was as follows (in millions):

	April 4, 2015	January 3, 2015
Raw Material and Work in Process	46%	45%
Finished Goods and Purchased Parts	54%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 47% of the Company's inventory at April 4, 2015, and 52% at January 3, 2015 was determined using the LIFO method.
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (in millions):

	Useful Life in Years	April 4, 2015	January 3, 2015
Land and Improvements		$78.7	$68.8
Buildings and Improvements	3 - 50	387.1	235.4
Machinery and Equipment	3 - 15	837.5	812.1
Property, Plant and Equipment		1,303.3	1,116.3
Less: Accumulated Depreciation		(588.5)	(584.8)
Net Property, Plant and Equipment		$714.8	$531.5

3.    ACQUISITIONS
Acquisitions
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses, which were recorded in operating expenses as incurred, were $9.2 million and $0.5 million for the three months ended April 4, 2015 and March 29, 2014, respectively.
2015 Acquisitions
PTS
On January 30, 2015, the Company acquired the Power Transmission Solutions business of Emerson Electric Co. ("PTS") for $1,408.0 million in cash through a combination of stock and asset purchases. PTS is a global leader in highly engineered power transmission products and solutions. The business manufactures, sells and services bearings, couplings, gearing, drive components and conveyor systems. PTS is included in the Power Transmission Solutions segment. The Company acquired PTS because management believes it provides complementary products, expands and balances the Company's product portfolio, and enhances its margin profile.
On January 30, 2015, the Company entered into a Credit Agreement for a 5-year unsecured term loan facility in the principal amount of $1.25 billion, which was drawn in full by the Company on January 30, 2015, in connection with the closing of the acquisition of PTS (see Note 7 of Notes to the Condensed Consolidated Financial Statements).
The acquisition of PTS was accounted for as a purchase in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, trade names, and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The Company estimates a majority of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain contingent liabilities.
The preliminary purchase price allocation for PTS was as follows (in millions):

As of January 30, 2015
Current assets	$10.2
Trade receivables	71.3
Inventories	108.5
Property, plant and equipment	188.6
Intangible assets	670.2
Goodwill	561.8
Total assets acquired	$1,610.6
Accounts payable	53.9
Current liabilities assumed	22.7
Long-term liabilities assumed	126.0
Net assets acquired	$1,408.0
The valuation of the net assets acquired of $1,408.0 million was classified as Level 3 in the valuation hierarchy (See Note 14 for the definition of Level 3 inputs).

The components of Intangible Assets included as part of the PTS acquisition was as follows (in millions):

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer Relationships	17.0	$484.7
Technology	14.5	63.6
	16.7	548.3
Non-amortizable intangible assets
Trademarks	-	121.9
Intangible assets		$670.2

Included in the Company's results of operations for the three months ended April 4, 2015 are revenues of $106.8 million and earnings of $10.8 million, related to the PTS acquisition. These results exclude the impacts of purchase accounting adjustments and transaction costs of $22.7 million.

Pro Forma Consolidated Results for PTS Acquisition

The following supplemental pro forma financial information presents the financial results for the three months ended April 4, 2015 and March 29, 2014, as if the acquisition of PTS had occurred at the beginning of fiscal year 2014. As a practical expedient, the Company has used the audited stand-alone financial statements of PTS for the period ending September 30, 2014 to estimate pro-forma results for the three months ended March 29, 2014. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

	Three Months Ended
	April 4, 2015	March 29, 2014
Pro forma net sales	$960.3	$953.0
Pro forma net income	38.1	52.8

Basic earnings per share as reported	$0.81	$0.97
Pro forma basic earnings per share	0.85	1.17

Diluted earnings per share as reported	$0.81	$0.96
Pro forma diluted earnings per share	0.85	1.16

2014 Acquisitions
Benshaw
On June 30, 2014, the Company acquired all of the stock of Benshaw. Inc., ("Benshaw") for $51.0 million in cash. The Company financed the transaction with existing cash. Benshaw is a manufacturer of custom low and medium voltage variable frequency drives and soft starters. It is reported in the Commercial and Industrial Systems segment. The Company acquired Benshaw because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of Benshaw was accounted for as a purchase in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The Company expects the amount of goodwill will be deductible for United States income tax purposes.
The purchase price allocation for Benshaw was as follows (in millions):

As of June 30, 2014
Current assets	$0.5
Trade receivables	10.4
Inventories	22.4
Property, plant and equipment	4.5
Intangible assets, subject to amortization	14.6
Goodwill	9.9
Total assets acquired	62.3
Accounts payable	3.7
Current liabilities assumed	2.2
Long-term liabilities assumed	5.4
Net assets acquired	$51.0
Hy-Bon
On February 7, 2014, the Company acquired Hy-Bon Engineering Company, Inc. ("Hy-Bon") for $78.0 million in cash. The Company financed the transaction with existing cash. Hy-Bon is a leader in vapor recovery solutions for oil and gas applications. It is reported in the Commercial and Industrial Systems segment. The Company acquired Hy-Bon because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
The acquisition of Hy-Bon was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill will be deductible for United States income tax purposes.

The purchase price allocation for Hy-Bon was as follows (in millions):

As of February 7, 2014
Current assets	$1.7
Trade receivables	11.5
Inventories	14.3
Property, plant and equipment	8.1
Intangible assets, subject to amortization	13.4
Goodwill	40.6
Other assets	0.1
Total assets acquired	89.7
Accounts payable	5.5
Current liabilities assumed	5.1
Long-term liabilities assumed	1.1
Net assets acquired	$78.0
Pro Forma Consolidated Results for 2014 Acquisitions

The following supplemental pro forma information presents the financial results for the three months ended March 29, 2014, as if the acquisitions of Benshaw and Hy-Bon had occurred at the beginning of fiscal year 2014. Based upon the timing of the Company's fiscal 2014 acquisitions, financial results for the three months ended April 4, 2015 included the financial results of the acquisitions of Benshaw and Hy-Bon.

The pro forma amounts do not include any estimated cost synergies or other effects of the integration of the acquisitions. Accordingly, the pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated. Pro forma amounts are also not necessarily indicative of any future consolidated operating results of the Company (see Note 5 of Notes to the Condensed Consolidated Financial Statements for amortization expense related to intangible assets acquired) (in millions, except per share amounts).

Three Months Ended
March 29, 2014
Pro forma net sales	$820.9
Pro forma net income	43.5

Basic earnings per share as reported	$0.97
Pro forma basic earnings per share	0.97

Diluted earnings per share as reported	$0.96
Pro forma diluted earnings per share	0.96

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss.

The changes in accumulated other comprehensive loss by component for the three months ended April 4, 2015 and March 29, 2014 was as follows (in millions):

	Three Months Ended
	April 4, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.0)	$(39.5)	$(80.5)	$(151.0)
Other comprehensive income (loss) before reclassifications	(6.3)	—	(21.7)	(28.0)
Amounts reclassified from accumulated other comprehensive income (loss)	6.0	1.2	—	7.2
Tax (expense) benefit	0.1	(0.4)	—	(0.3)
Net current period other comprehensive income (loss)	(0.2)	0.8	(21.7)	(21.1)
Ending balance	$(31.2)	$(38.7)	$(102.2)	$(172.1)

	Three Months Ended
	March 29, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(9.5)	$(23.3)	$(27.0)	$(59.8)
Other comprehensive income (loss) before reclassifications	(13.8)	—	(4.2)	(18.0)
Amounts reclassified from accumulated other comprehensive income (loss)	3.9	0.5	—	4.4
Tax (expense) benefit	3.8	(0.2)	—	3.6
Net current period other comprehensive income (loss)	(6.1)	0.3	(4.2)	(10.0)
Ending balance	$(15.6)	$(23.0)	$(31.2)	$(69.8)
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

The following information presents changes to goodwill during the three months ended April 4, 2015 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 3, 2015	$1,004.0	$645.4	$344.6	$14.0
Acquisition adjustments	561.8	—	—	561.8
Translation adjustments	(4.7)	(4.4)	—	(0.3)
Balance as of April 4, 2015	$1,561.1	$641.0	$344.6	$575.5

Cumulative Goodwill Impairment Charges	$195.8	$164.9	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		April 4, 2015		January 3, 2015
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable intangible assets:
Customer Relationships	15	$738.5	$130.2	$256.8	$122.6
Technology	11	192.9	79.4	129.4	74.9
Trademarks	12	32.6	20.4	33.1	20.1
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-compete Agreements	5	8.6	8.0	8.6	8.0
		989.2	254.6	444.5	242.2
Non-amortizable trademarks		121.9	—	—	—
		$1,111.1	$254.6	$444.5	$242.2

The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2016	$63.5
2017	56.7
2018	54.9
2019	54.4
2020	51.7

Amortization expense recorded for the three months ended April 4, 2015 and March 29, 2014 was $14.3 million and $11.3 million, respectively. Amortization expense for 2015 is estimated to be $65.6 million.

6. BUSINESS SEGMENTS
The following sets forth certain financial information attributable to the Company's reporting segments as of and for the three months ended April 4, 2015 and March 29, 2014 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended April 4, 2015
External sales	$456.4	$280.4	$174.9	$—	$911.7
Intersegment sales	23.9	7.1	1.1	(32.1)	—
Total sales	480.3	287.5	176.0	(32.1)	911.7
Gross profit	112.9	63.7	44.3	—	220.9
Operating expenses	79.6	30.3	47.4	—	157.3
Income (loss) from operations	33.3	33.4	(3.1)	—	63.6
Depreciation and amortization	19.5	7.0	9.4	—	35.9
Capital expenditures	15.7	4.6	0.9	—	21.2
Identifiable assets	2,440.6	880.8	1,646.1	—	4,967.5
As of and for Three Months Ended March 29, 2014
External sales	$453.5	$285.1	62.6	$—	$801.2
Intersegment sales	16.5	4.1	1.0	(21.6)	—
Total sales	470.0	289.2	63.6	(21.6)	801.2
Gross profit	115.7	62.7	16.0	—	194.4
Operating expenses	78.5	36.4	9.8	—	124.7
Income from operations	37.2	26.3	6.2	—	69.7
Depreciation and amortization	18.4	11.5	2.9	—	32.8
Capital expenditures	13.8	5.7	2.8	—	22.3
Identifiable assets	2,702.2	824.7	199.6	—	3,726.5

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
The Commercial and Industrial Systems segment produces medium and large motors, generators and customer drives, controls and systems. Applications include commercial and industrial equipment, commercial HVAC, pool and spa, standby and critical power and oil and gas systems.
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

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of April 4, 2015 and January 3, 2015 was as follows (in millions):

	April 4, 2015	January 3, 2015
Term facility	$1,234.4	$—
Senior notes	600.0	600.0
Multicurrency revolving facility	93.5	—
Revolving facility	—	17.0
Other	19.0	16.8
	1,946.9	633.8
Less: Current maturities	71.3	8.4
Non-current portion	$1,875.6	$625.4

The New Credit Agreement
In connection with the PTS Acquisition, on January 30, 2015, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”) available for general corporate purposes. The Credit Agreement replaced the Prior Credit Agreement, and the Multicurrency Revolving Facility replaced the Prior Revolving Facility (further discussed below).
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Facility. At April 4, 2015 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $93.5 million, $28.5 million of standby letters of credit issued under the facility, and $378.0 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Credit Agreement was 1.9% during the three months ended April 4, 2015. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and in currencies of borrowed money indebtedness, subject to certain exceptions.

Senior Notes
At April 4, 2015, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at April 4, 2015 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1)	Interest rates vary as LIBOR varies. At April 4, 2015, the interest rate was 1.0%, and at January 3, 2015 the interest rate was 0.9%.
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
The Prior Credit Agreement and Prior Revolving Facility
On June 30, 2011, the Company entered into a revolving credit agreement (the “Prior Credit Agreement”) that provided for an aggregate amount of availability under a revolving credit facility of $500.0 million, including a $100.0 million letter of credit subfacility (the “Prior Revolving Facility”). The Prior Credit Agreement and Prior Revolving Facility were replaced with the New Credit Agreement (discussed above).
The Prior Revolving Facility permitted borrowing at interest rates based upon a margin above LIBOR. At January 3, 2015, the Company had $17.0 million outstanding on the Prior Revolving Facility. The balance on the Prior Revolving Facility was fully paid on January 27, 2015. The average interest rate under the Prior Revolving Facility was 1.4% for the quarter ended April 4, 2015.
Other Notes Payable
At April 4, 2015, other notes payable of $19.0 million were outstanding with a weighted average interest rate of 2.5%. At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average interest rate of 2.5%.
Fair Value
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,987.9 million and $666.8 million as of April 4, 2015 and January 3, 2015, respectively.
Compliance with Financial Covenants
The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement, and the Notes as of April 4, 2015.

8. PENSION PLANS
The Company’s net periodic benefit pension cost was comprised of the following components (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Service cost	$0.7	$0.6
Interest cost	4.3	2.0
Expected return on plan assets	(2.2)	(2.3)
Amortization of prior service cost and net actuarial loss	1.2	0.6
Net periodic benefit cost	$4.0	$0.9

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2015 fiscal year is $4.6 million and $0.2 million, respectively.
For the three months ended April 4, 2015 and March 29, 2014, the Company contributed $0.8 million and $0.5 million, respectively, to defined benefit pension plans. The Company expects to make total contributions of $3.3 million in 2015. The Company contributed a total of $3.1 million in fiscal 2014. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2014 Annual Report on Form 10-K filed on March 4, 2015.

9. SHAREHOLDERS’ EQUITY
Common Stock

The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There were no purchases under this program during the quarter ending April 4, 2015. There are approximately 2.5 million shares of the Company's common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized approximately $3.0 million and $2.7 million in share-based compensation expense for the three months ended April 4, 2015 and March 29, 2014, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total excess income tax benefit recognized relating to share-based compensation for the three months ended April 4, 2015 and March 29, 2014 was approximately $0.7 million and $1.0 million, respectively. As of April 4, 2015, total unrecognized compensation cost related to share-based compensation awards was approximately $19.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years.

Approximately 2.6 million shares were available for future grant under the 2013 Equity Incentive Plan at April 4, 2015.

A summary of share-based awards as of April 4, 2015 follows below. Forfeitures of share-based awards during the three months ended April 4, 2015 were immaterial. Changes in unaudited restricted stock awards, restricted stock units, and performance share units for the three months ended April 4, 2015 were immaterial.

Number of Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding	1,410,889	$60.39	5.8	$25.7
Exercisable	804,486	$54.51	4.4	19.4

10. INCOME TAXES
The effective tax rate for the three months ended April 4, 2015 was 26.0% versus 26.2% for the three months ended March 29, 2014. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of April 4, 2015 and January 3, 2015, the Company had approximately $6.2 million and $5.8 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2010, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2008.
11. EARNINGS PER SHARE ("EPS")
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.2 million and 0.7 million for the three months ended April 4, 2015 and March 29, 2014, respectively. The following table reconciles the basic and diluted shares used in EPS calculations for the three months ended April 4, 2015 and March 29, 2014 (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Denominator for basic EPS	44.7	45.1
Effect of dilutive securities	0.4	0.3
Denominator for diluted EPS	45.1	45.4

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three months ended April 4, 2015 and March 29, 2014 (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Beginning balance	$19.3	$19.3
Less: Payments	(4.7)	(5.6)
Provisions	5.5	4.4
Acquisition	0.8	0.1
Ending balance	$20.9	$18.2

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of April 4, 2015.
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
At April 4, 2015, the Company had $6.0 million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At January 3, 2015, the Company had $2.2 million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of April 4, 2015, the Company had outstanding the following currency forward contracts (with maturities extending through December 2018) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in U.S. Dollars)
Chinese Renminbi	$507.2
Mexican Peso	358.2
Euro	61.4
Indian Rupee	52.9
Canadian Dollar	5.3
Australian Dollar	3.6
Japanese Yen	2.7
Thai Baht	2.4

As of April 4, 2015, the Company had outstanding the following commodity forward contracts (with maturities extending through June 2016) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$119.2
Aluminum	5.6

As of April 4, 2015, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of April 4, 2015 and January 3, 2015 were (in millions):

	April 4, 2015
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$11.6
Currency contracts	2.5	1.2	12.1	13.2
Commodity contracts	1.0	0.3	8.7	—
Not designated as hedging instruments:
Currency contracts	—	—	3.0	0.9
Commodity contracts	2.6	—	2.8	—
Total Derivatives	$6.1	$1.5	$26.6	$25.7

	January 3, 2015
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$11.9
Currency contracts	1.6	—	15.9	10.3
Commodity contracts	—	—	9.8	0.1
Not designated as hedging instruments:
Currency contracts	—	—	1.6	0.2
Commodity contracts	2.3	—	2.4	—
Total Derivatives	$3.9	$—	$29.7	$22.5

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	April 4, 2015				March 29, 2014
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Loss recognized in Other Comprehensive Income (Loss)	$(4.6)	$(0.7)	$(1.0)	$(6.3)	$(12.9)	$(0.7)	$(0.2)	$(13.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	—	—	—	—	(0.1)	—	(0.1)
Gain (Loss) recognized in Cost of Sales	(3.1)	(1.6)	—	(4.7)	(2.5)	1.9	—	(0.6)
Loss recognized in Interest Expense	—	—	(1.3)	(1.3)	—	—	(3.2)	(3.2)

The ineffective portion of hedging instruments recognized during the three months ended April 4, 2015 and March 29, 2014, respectively, was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	April 4, 2015		March 29, 2014
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss recognized in Cost of Sales	$—	$(2.2)	$—	$—
The net AOCI hedging component balance of $(31.2) million loss at April 4, 2015 includes $(9.6) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended April 4, 2015 and January 3, 2015.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	April 4, 2015
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.5	$(1.6)	$0.9
Derivative Commodity Contracts	3.6	(3.6)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.2	(1.1)	0.1
Derivative Commodity Contracts	0.3	—	0.3
Hedging Obligations Current:
Derivative Currency Contracts	15.1	(1.6)	13.5
Derivative Commodity Contracts	11.5	(3.6)	7.9
Hedging Obligations:
Derivative Currency Contracts	14.1	(1.1)	13.0

	January 3, 2015
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.6	$(1.3)	$0.3
Derivative Commodity Contracts	2.3	(2.3)	—
Hedging Obligations Current:
Derivative Currency Contracts	17.5	(1.3)	16.2
Derivative Commodity Contracts	12.2	(2.3)	9.9
Hedging Obligations:
Derivative Currency Contracts	10.5	—	10.5
Derivative Commodity Contracts	0.1	—	0.1

14. FAIR VALUE

The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of April 4, 2015 and January 3, 2015, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at April 4, 2015 and January 3, 2015.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 4, 2015 and January 3, 2015 (in millions):

	April 4, 2015	January 3, 2015	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.5	$1.6	Level 2
Derivative Commodity Contracts	3.6	2.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.3	5.2	Level 1
Derivative Currency Contracts	1.2	—	Level 2
Liabilities:
Hedging Obligations (current):
Derivative Currency Contracts	15.1	17.5	Level 2
Derivative Commodity Contracts	11.5	12.2	Level 2
Hedging Obligations:
Interest Rate Swap	11.6	11.9	Level 2
Derivative Currency Contracts	14.1	10.5	Level 2
Derivative Commodity Contracts	—	0.1	Level 2

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 2 inputs based on quoted market prices for similar instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the three months April 4, 2015, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities (in millions):

Three Months Ended
March 29, 2014
Beginning Balance	$9.7
Valuation Adjustments	0.4
Payments	(0.3)
Ending Balance	$9.8

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows. There were no fair market value Level 3 liabilities for the three months ended April 4, 2015.
15. RESTRUCTURING ACTIVITIES
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

The following is a reconciliation of provisions and payments for the restructuring projects for the three months ended April 4, 2015 and March 29, 2014, respectively (in millions):

	April 4, 2015	March 29, 2014
Beginning balance	$6.1	$3.9
Provision	1.2	4.2
Less: Payments	3.3	2.6
Ending Balance	$4.0	$5.5

The following is a reconciliation of expenses by type for the restructuring projects for the three months ended April 4, 2015 and March 29, 2014, respectively (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Employee termination expenses	$0.2	$1.4
Facility related costs	0.2	1.6
Other expenses	0.8	1.2
Total restructuring expenses	$1.2	$4.2

For the three months ended April 4, 2015 and March 29, 2014, restructuring charges of $0.3 million and $4.2 million were recorded in Cost of Sales, respectively. The remaining restructuring charges of $0.9 million for the three months ended April 4, 2015 were recorded in operating expenses.

The Company's current restructuring activities are expected to conclude by the end of 2015. The Company expects to record aggregate future charges relating to previously announced restructuring activities of approximately $7.5 million which includes $1.5 million of employee termination expenses and $6.0 million of facility related and other costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
Overview
Reportable Segments
A description of our three reportable segments is as follows:

•
Commercial and Industrial Systems produces medium and large motors, commercial and industrial equipment, generators and custom drives and systems. These products serve markets including commercial HVAC, pool and spa, standby and critical power and oil and gas systems.

•	Climate Solutions produces small motors, controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.

•
Power Transmission Solutions produces power transmission products including gearing, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including material handling, industrial equipment, energy and off-road equipment.

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

Restructuring Activities. Beginning in 2013, we announced the closure of several manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in the Commercial and Industrial Systems and Climate Solutions segments. As a result of these closures, we incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the employees remaining service period while the plant relocation costs are expensed as incurred. We may announce future additional restructuring activities in 2015 and 2016.

PTS Acquisition
On January 30, 2015, we closed the acquisition of the Power Transmission Solutions business from Emerson Electric Co. ("PTS" and the “PTS Acquisition”). PTS has over 3,200 employees around the world, and effective on the closing date became part of the Power Transmission Solutions segment. PTS manufactures, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts and conveying chains and components. These products are used to transmit power mechanically, provide anti-friction support or to enable automated materials handling in a wide variety of industrial and commercial applications including beverage, bulk handling, metals, special machinery, oil and gas, aerospace and general industrial. They are marketed under industry leading brands including Browning®, Jaure®, Kop-Flex®, McGill®, Morse®, Rollway®, Sealmaster® and System Plast™.

Venezuela
We have a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of our subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate.
Although the functional currency of our operations in Venezuela is the U.S. dollar, a portion of the transactions are denominated in local currency. Effective January 3, 2015, we began applying the SICAD II exchange rate of 52 Bolivars per U.S. dollar to re-measure local currency and balances into U.S. dollars. During the first quarter of 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market -based system known as the SIMADI. We adopted the SIMADI rate after its introduction. The SIMADI exchange rate was approximately 193 Venezuelan Bolivars to the U.S. dollar as of April 4, 2015. The adoption of the SIMADI resulted in a $1.5 million pretax devaluation charge during the first quarter 2015.
We have recently experienced delays in collecting payment on our receivables from certain customers in Venezuela.  As of April 4, 2015, our net trade receivables in Venezuela were $9.8 million, or less than 3.0% of our total gross trade receivables. None of these receivables are in dispute. We cannot predict whether we will receive payment in full on these receivables, or the timing of such payments. Failure to receive such payments could result in reserving or writing down these outstanding amounts, which would have a further adverse impact on our results of operations or financial condition.

Outlook
We expect our 2015 net sales to be up significantly over the prior year driven primarily by net acquisition growth. In 2015, we also expect organic growth to be challenged by the declining sales trends for products used in oil and gas applications and declining sales trends in China. Additionally, we expect to see an adverse impact on net sales from the fluctuation in currency translation. Finally, we expect our 2015 earnings per share to increase over the prior year due to the PTS Acquisition and benefits from our simplification initiative.

Results of Operations
Three Months Ended April 4, 2015 Compared to March 29, 2014
Net sales for the first quarter 2015 increased 13.8% and included $129.3 million of sales from acquisition growth. Organic sales for the first quarter 2015 increased 0.9%. Net sales were impacted negatively by foreign currency translation of approximately 3.3%.
Commercial and Industrial Systems segment net sales increased $2.9 million or 0.7% for the first quarter 2015 compared to the first quarter 2014, and included $22.5 million from the recently acquired businesses. The growth is composed of organic growth of 0.5%, acquisition growth of 5.0%, and negative foreign currency translation impact of 4.8%. The decrease in gross margin was primarily due to product mix. Operating expenses for the first quarter 2015 were relatively flat compared to first quarter 2014, despite the impact of the Venezuelan currency devaluation,
Climate Solutions segment net sales decreased $4.7 million or 1.6% for the first quarter 2015 compared to the first quarter 2014. Net sales were negatively impacted by foreign currency in the quarter and the impact of the SEER 13 prebuild, partially offset by stronger demand in the Middle East and India. Excluding the impact of foreign currency, net sales were essentially flat for the first quarter 2015 compared to the first quarter 2014. The increase in gross margin was primarily due to benefits of the simplification initiative. The decrease in operating expenses was due primarily to benefits of the simplification initiative and lower amortization expense.
Power Transmission Solutions segment net sales increased 178.9% to $174.9 million in the first quarter 2015, driven by acquisition growth of $106.8 million or 170.3% from the PTS Acquisition. Gross margin decreased approximately 0.3% primarily due to the realization of the inventory step up in cost of goods sold due to purchase accounting attributable to the PTS Acquisition. The increase in operating expenses was due primarily to incremental operating expenses associated with the PTS business of $27.9 million, as well as $9.2 million of acquisition related transaction costs.

	Three Months Ended
	April 4, 2015	March 29, 2014
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$456.4	$453.5
Climate Solutions	280.4	285.1
Power Transmission Solutions	174.9	62.6
Consolidated	$911.7	$801.2

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	24.7%	25.5%
Climate Solutions	22.7%	22.0%
Power Transmission Solutions	25.3%	25.6%
Consolidated	24.2%	24.3%

Operating Expense as a Percent of Net Sales:
Commercial and Industrial Systems	17.4%	17.3%
Climate Solutions	10.8%	12.8%
Power Transmission Solutions	27.1%	15.7%
Consolidated	17.3%	15.6%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	7.3%	8.2%
Climate Solutions	11.9%	9.2%
Power Transmission Solutions	(1.8)%	9.8%
Consolidated	7.0%	8.7%

Income from Operations	$63.6	$69.7
Interest Expense	13.6	10.4
Interest Income	1.2	1.7
Income before Taxes	51.2	61.0
Provision for Income Taxes	13.3	16.0
Net Income	37.9	45.0
Less: Net Income Attributable to Noncontrolling Interests	1.5	1.2
Net Income Attributable to Regal Beloit Corporation	$36.4	$43.8

The increase in interest expense was due to our new term loan agreement associated with the PTS acquisitions. The reduction in interest income was due primarily to lower cash balances.

The effective tax rate for the quarter ending April 4, 2015 was 26.0%, compared to 26.2% for the quarter ending March 29, 2014.

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

Cash flow provided by operating activities was $17.5 million for the three months ended April 4, 2015, a $28.3 million decrease from the three months ended March 29, 2014 due to lower net income and an increase in working capital assets to support the seasonal increases in sales as well as the PTS Acquisition.

Cash flow used in investing activities was $1,408.1 million for the three months ended April 4, 2015, an increase of $1,313.4 million from the three months ended March 29, 2014 primarily due to the PTS Acquisition. Capital expenditures were $21.2 million for the three months ended April 4, 2015 compared to $22.3 million for the three months ended March 29, 2014. Business acquisitions were $1,392.5 million for the three months ended April 4, 2015, compared to $77.3 million for the three months ended March 29, 2014, driven by the PTS Acquisition.
Cash flow provided by financing activities for the three months ended April 4, 2015 was $1,288.1 million compared to $7.1 million of cash flow used in financing activities for the three months ended March 29, 2014. The principal financing activities were $76.5 million of net borrowings under the revolving credit facility and the $1,250.0 million borrowing under the Term Facility (as that term is defined below).

Our working capital was $1,079 million at April 4, 2015 compared to $1,091 million at January 3, 2015. At April 4, 2015, our current ratio (which is the ratio of our current assets to current liabilities) was 2.5:1 compared to 2.9:1 at January 3, 2015.

The following table presents selected financial information and statistics as of April 4, 2015 and January 3, 2015 (in millions):

	April 4	January 3
	2015	2015
Cash and Cash Equivalents	$229.7	$334.1
Trade Receivables, Net	582.5	447.5
Inventories, Net	784.1	691.7
Working Capital	1,079.3	1,090.7
Current Ratio	2.5:1	2.9:1

At April 4, 2015, our cash and cash equivalents totaled $229.7 million. At April 4, 2015, $218.8 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund our U.S. operations.
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

Senior Notes
At April 4, 2015, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) issued in a private placement in seven tranches with maturities from seven to twelve years and carrying fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at April 4, 2015 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1)	Interest rates vary as LIBOR varies. At April 4, 2015, the interest rate was 1.0%.

We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
The New Credit Agreement

In connection with the PTS Acquisition, on January 30, 2015, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”) available for general corporate purposes. The Credit Agreement replaced the Prior Credit Agreement (as that term is defined below), and the Multicurrency Revolving Facility replaced the Prior Revolving Facility (as that term is defined below).
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at any alternative based rate. The weighted average interest rate on the Credit Agreement was 1.9% during the three months ended April 4, 2015. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires us to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and in currencies of borrowed money indebtedness, subject to certain exceptions. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternate base rate.
The Prior Credit Agreement and Prior Revolving Facility
On June 30, 2011, we entered into a revolving credit agreement (the “Prior Credit Agreement”) that provided for an aggregate amount of availability under a revolving credit facility of $500.0 million, including a $100.0 million letter of credit subfacility (the “Prior Revolving Facility”). The Prior Credit Agreement and Prior Revolving Facility were replaced with the new Credit Agreement (discussed above).
The Prior Revolving Facility permitted borrowing at interest rates based upon a margin above LIBOR. At January 3, 2015, we had $17.0 million outstanding on the Prior Revolving Facility. The balance on the Prior Revolving Facility was fully paid on January 27, 2015. The average interest rate under the Prior Revolving Facility was 1.4% for the quarter ending April 4, 2015.
Other Notes Payable
At April 4, 2015, other notes payable of $19.0 million were outstanding with a weighted average interest rate of 2.5%. At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average interest rate of 2.5%.

Fair Value
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,987.9 million and $666.8 million as of April 4, 2015 and January 3, 2015, respectively.
Compliance with Financial Covenants
The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. The Credit Agreement and Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Credit Agreement, and the Notes as of April 4, 2015.
Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended January 3, 2015, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At April 4, 2015, excluding the impact of the interest rate swap, we had $505.9 million of fixed rate debt and $1,441.0 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize our interest rate swap to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at April 4, 2015 would result in a $1.6 million change in after-tax annualized earnings.
We entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments. Details regarding this instrument, as of April 4, 2015, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(11.6)

As of April 4, 2015, an interest rate swap liability of $(11.6) million was included in Hedging Obligations (noncurrent). As of January 3, 2015, an interest rate swap liability of $(11.9) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contracts, net of tax, of $(7.2) million and $(13.5) million as of April 4, 2015 and January 3, 2015, respectively, was recorded in AOCI.

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
Venezuela
We expect the uncertain economic business conditions in Venezuela to adversely impact our sales and operating margins in future quarters. In 2015, net sales in Venezuela were less than one percent of our total net sales.
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. Effective January 3, 2015, we concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Bolivars per US Dollar as we believe that this rate best represented the economics of our business activity in Venezuela at that time.

On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (“SIMADI”). We expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the three-month period ended April 4, 2015, we recorded a $1.5 million foreign exchange loss resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SIMADI rate of 193 bolivars per U.S. dollar.
Derivatives
As of April 4, 2015, derivative currency assets (liabilities) of $2.5 million, $1.2 million, $(15.1) million and $(14.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 3, 2015, derivative currency assets (liabilities) of $1.6 million, $(17.5) million, and $(10.5) million, are recorded in Prepaid Expenses and Other Current Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the contracts of $(13.4) million net of tax, and $(15.2) million net of tax, as of April 4, 2015 and January 3, 2015, was recorded in AOCI. At April 4, 2015, we had $(2.2) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 3, 2015, we had $(0.9) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on April 4, 2015 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$507.2	$(4.1)	$50.7	$(50.7)
Mexican Peso	358.2	(19.3)	35.8	(35.8)
Euro	61.4	(3.2)	6.1	(6.1)
Indian Rupee	52.9	0.8	5.3	(5.3)
Canadian Dollar	5.3	—	0.5	(0.5)
Australian Dollar	3.6	—	0.4	(0.4)
Japanese Yen	2.7	—	0.3	(0.3)
Thai Baht	2.4	0.3	0.2	(0.2)

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
Derivatives
Derivative commodity assets (liabilities) of $3.6 million, $0.3 million and $(11.5) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Hedging Obligations (current), respectively, at April 4, 2015. Derivative commodity assets (liabilities) of $2.3 million, $(12.2) million, and $(0.1) million are recorded in Prepaid Expenses and Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively, at January 3, 2015. The unrealized (loss) on the effective portion of the contracts of $(4.6) million net of tax and $(6.2) million net of tax, as of April 4, 2015 and January 3, 2015, respectively, was recorded in AOCI. At April 4, 2015, we had $(3.8) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 3, 2015, there was $(1.3) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on April 4, 2015 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$119.2	$(7.2)	$11.9	$(11.9)
Aluminum	5.6	(0.4)	0.6	(0.6)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(31.2) million loss at April 4, 2015 includes $(9.6) million of net current deferred losses expected to be realized in the next twelve months.
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
Internal Control Over Financial Reporting
On January 30, 2015, we acquired the Power Transmissions Solutions business of Emerson Electric Co. ("PTS"). As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the Company.
Except for the change above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 3, 2015, which is incorporated here by reference.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. The risk and uncertainties have not changed materially from those reported in Item 1A in our 2014 Annual Report on Form 10-K for the year ended January 3, 2015, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended April 4, 2015.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 4 to February 7	85	$68.85	—	2,500,000
February 8 to March 7	99	$79.07	—	2,500,000
March 8 to April 4	242	$79.92	—	2,500,000
	426		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended April 4, 2015, there were 426 shares acquired in connection with transactions pursuant to equity incentive plans.
The Board of Directors has approved a repurchase program for up to 3.0 million shares of the Company’s common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There are approximately 2.5 million shares of the Company's common stock available for repurchase under this program.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Credit Agreement, dated as of January 30, 2015, by and among Regal Beloit Corporation, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)

/s/ Robert J. Rehard
Robert J. Rehard Vice President Corporate Controller (Principal Accounting Officer)

Date: May 14, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1	Credit Agreement, dated as of January 30, 2015, by and among Regal Beloit Corporation, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.