Form 10-Q
period 2015-07-04
REGAL BELOIT CORP
filed 2015-08-13
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 11, 2015 there were 44,837,647 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net Sales	$942.2	$850.4	$1,853.9	$1,651.6
Cost of Sales	690.8	639.4	1,381.6	1,246.2
Gross Profit	251.4	211.0	472.3	405.4
Operating Expenses	148.2	122.3	305.5	247.0
Goodwill Impairment	—	1.0	—	1.0
Total Operating Expenses	148.2	123.3	305.5	248.0
Income From Operations	103.2	87.7	166.8	157.4
Interest Expense	16.4	10.3	30.0	20.7
Interest Income	0.9	1.7	2.1	3.4
Income Before Taxes	87.7	79.1	138.9	140.1
Provision For Income Taxes	22.8	21.0	36.1	37.0
Net Income	64.9	58.1	102.8	103.1
Less: Net Income Attributable to Noncontrolling Interests	2.1	1.9	3.6	3.1
Net Income Attributable to Regal Beloit Corporation	$62.8	$56.2	$99.2	$100.0
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.40	$1.24	$2.22	$2.22
Assuming Dilution	$1.39	$1.24	$2.20	$2.20
Cash Dividends Declared Per Share	$0.23	$0.22	$0.45	$0.42
Weighted Average Number of Shares Outstanding:
Basic	44.8	45.2	44.8	45.1
Assuming Dilution	45.2	45.5	45.1	45.5

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net Income	$64.9	$58.1	$102.8	$103.1
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(7.8)	3.0	(30.5)	(1.8)
Hedging Activities:
Increase (Decrease) in fair value of hedging activities, net of tax effects of $(5.0) million and $4.0 million for the three months ended July 4, 2015 and June 28, 2014 and $(7.4) million and $(1.3) million for the six months ended July 4, 2015 and June 28, 2014, respectively	(8.2)	6.5	(12.1)	(2.0)
Reclassification of losses included in net income, net of tax effects of $4.2 million and $1.7 million for the three months ended July 4, 2015 and June 28, 2014, respectively and $6.5 million and $3.2 million for the six months ended July 4, 2015 and June 28, 2014, respectively	6.8	2.7	10.5	5.1
Defined benefit pension plans:
Increase in prior service cost and unrecognized loss, net of immaterial tax effects for the three and six months ended July 4, 2015 and June 28, 2014 respectively	—	(0.5)	—	(0.5)
Reclassification adjustments for pension benefits included in net income, net of tax effects of $1.1 million and $0.2 million for the three months ended July 4, 2015 and June 28, 2014 and $1.5 million and $0.4 million for the six months ended July 4, 2015 and June 28, 2014, respectively	(0.3)	0.4	0.5	0.7
Other comprehensive income (loss)	(9.5)	12.1	(31.6)	1.5
Comprehensive income	55.4	70.2	71.2	104.6
Less: Comprehensive income attributable to noncontrolling interests	1.9	1.6	2.4	2.2
Comprehensive income attributable to Regal Beloit Corporation	$53.5	$68.6	$68.8	$102.4
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	July 4, 2015	January 3, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$247.6	$334.1
Trade Receivables, less allowances of $11.8 million in 2015 and $11.6 million in fiscal 2014	580.3	447.5
Inventories	768.6	691.7
Prepaid Expenses and Other Current Assets	134.0	111.7
Deferred Income Tax Benefits	90.2	67.0
Total Current Assets	1,820.7	1,652.0
Net Property, Plant and Equipment	710.0	531.5
Goodwill	1,569.0	1,004.0
Intangible Assets, net of Amortization	822.7	202.3
Other Noncurrent Assets	42.6	17.8
Total Assets	$4,965.0	$3,407.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$382.9	$312.2
Dividends Payable	10.3	9.8
Hedging Obligations	29.8	29.7
Accrued Compensation and Employee Benefits	86.9	75.7
Other Accrued Expenses	127.2	125.5
Current Maturities of Long-Term Debt	75.6	8.4
Total Current Liabilities	712.7	561.3
Long-Term Debt	1,817.4	625.4
Deferred Income Taxes	221.6	116.0
Hedging Obligations	26.2	22.5
Pension and Other Postretirement Benefits	110.8	65.0
Other Noncurrent Liabilities	38.5	38.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.8 million and 44.7 million shares issued and outstanding in 2015 and fiscal 2014, respectively.	0.4	0.4
Additional Paid-In Capital	905.1	896.1
Retained Earnings	1,267.9	1,188.9
Accumulated Other Comprehensive Loss	(181.4)	(151.0)
Total Regal Beloit Corporation Shareholders' Equity	1,992.0	1,934.4
Noncontrolling Interests	45.8	44.9
Total Equity	2,037.8	1,979.3
Total Liabilities and Equity	$4,965.0	$3,407.6
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	100.0	—	3.1	103.1
Other Comprehensive Income (Loss)	—	—	—	2.4	(0.9)	1.5
Dividends Declared ($0.42 per share)	—	—	(19.0)	—	—	(19.0)
Stock Options Exercised, including income tax benefit and share cancellations	—	0.1	—	—	—	0.1
Share-based Compensation	—	6.3	—	—	—	6.3
Balance as of June 28, 2014	$0.5	$922.5	$1,280.4	$(57.4)	$48.4	$2,194.4

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	99.2	—	3.6	102.8
Other Comprehensive Loss	—	—	—	(30.4)	(1.2)	(31.6)
Dividends Declared ($0.45 per share)	—	—	(20.2)	—	—	(20.2)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.9	—	—	—	1.9
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	7.1	—	—	—	7.1
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(1.2)	(1.2)
Balance as of July 4, 2015	$0.4	$905.1	$1,267.9	$(181.4)	$45.8	$2,037.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	July 4, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102.8	$103.1
Adjustments to reconcile net income to net cash provided by operating activities (net of Acquisitions):
Depreciation and amortization	78.1	68.0
Goodwill impairment	—	1.0
Excess tax benefits from share-based compensation	(1.2)	(1.2)
Loss on sale or disposition of assets, net	0.7	0.2
Share-based compensation expense	7.1	6.3
Loss on Venezuela currency devaluation	1.5	—
Change in operating assets and liabilities	(53.3)	(32.1)
Net cash provided by operating activities	135.7	145.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(44.7)	(42.9)
Sales of Investment Securities	13.6	8.7
Purchases of Investment Securities	(21.4)	(22.2)
Business acquisitions, net of cash acquired	(1,400.5)	(77.6)
Additions of equipment on operating leases	—	(3.2)
Proceeds from sale of assets	7.8	0.1
Net cash used in investing activities	(1,445.2)	(137.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	326.0	—
Repayments of the revolving credit facility	(290.0)	—
Proceeds from short-term borrowings	68.8	11.9
Repayments of short-term borrowings	(64.0)	(12.2)
Proceeds from long-term borrowings	1,250.0	—
Repayments of long-term borrowings	(31.4)	(0.1)
Dividends paid to shareholders	(19.7)	(18.1)
Payments of contingent consideration	—	(8.6)
Proceeds from the exercise of stock options	3.7	0.8
Excess tax benefits from share-based compensation	1.2	1.2
Distributions to noncontrolling interests	(0.3)	—
Purchase of subsidiary shares from noncontrolling interest	(1.2)	—
Financing fees paid	(17.8)	—
Net cash provided by or (used in) financing activities	1,225.3	(25.1)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2.3)	(3.8)
Net decrease in cash and cash equivalents	(86.5)	(20.7)
Cash and cash equivalents at beginning of period	334.1	466.0
Cash and cash equivalents at end of period	$247.6	$445.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$27.5	$20.4
Income taxes	$44.1	$19.4
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2015
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 3, 2015, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of July 4, 2015 and for the three and six months ended July 4, 2015 and June 28, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed on March 4, 2015.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended July 4, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2016.
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
Accounting for Highly Inflationary Economies
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. Effective January 3, 2015, the Company concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Bolivars per US Dollar as management concluded that this rate best represented the economics of the Company's business activity in Venezuela at that time.

On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (“SIMADI”). The Company expects to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. The Company adopted the SIMADI rate after its introduction. The SIMADI exchange rate was approximately 193 Venezuelan Bolivars to the U.S. dollar as of April 4, 2015. The adoption of the SIMADI resulted in a $1.5 million pretax devaluation charge during the first quarter 2015. As of July 4, 2015 the SIMADI rate was approximately 198 Venezuelan Bolivars to the US dollar. The change in rates resulted in an insignificant translation difference, and accordingly, no corresponding devaluation was recorded in the results for the second quarter ended July 4, 2015.
New Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. Under this ASU, companies are required to measure inventory using the lower of cost and net realizable value, which is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU impacts companies who use the first-in, first-out method (FIFO), the average costing method, or methods of inventory measurement other than the last-in, first-out (LIFO) and retail inventory methods, which have been excluded from the scope of this ASU due to the substantial cost and burden of transitioning these methods. The Company is required to apply these new requirements prospectively for fiscal years beginning after December 15, 2016, including the interim periods therein. The Company is currently evaluating the impact the application of this update will have on its consolidated financial statements.
In April, 2015, the FASB issued ASU 2015-07, Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share ("NAV") (or its Equivalent). This ASU removes from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at NAV. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, entities must provide the disclosure only for investments for which they elect to use the NAV practical expedient to determine fair value. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
On April 15, 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. The Company is required to adopt the new requirements in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements.
2. OTHER FINANCIAL INFORMATION
Inventories
The approximate percentage distribution between major classes of inventories was as follows:

	July 4, 2015	January 3, 2015
Raw Material and Work in Process	46%	45%
Finished Goods and Purchased Parts	54%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 46% of the Company's inventory at July 4, 2015, and 52% at January 3, 2015 was determined using the LIFO method.

Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (dollars in millions):

	Useful Life in Years	July 4, 2015	January 3, 2015
Land and Improvements		$86.3	$68.8
Buildings and Improvements	3 - 50	295.7	235.4
Machinery and Equipment	3 - 15	934.7	812.1
Property, Plant and Equipment		1,316.7	1,116.3
Less: Accumulated Depreciation		(606.7)	(584.8)
Net Property, Plant and Equipment		$710.0	$531.5

3.    ACQUISITIONS
Acquisitions
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. There were no acquisition related expenses for the three months ended July 4, 2015 and acquisition related expenses were $0.6 million for the three months ended June 28, 2014. Acquisition-related expenses were $9.2 million and $1.1 million for the six months ended July 4, 2015 and June 28, 2014, respectively. Acquisition related expenses are recorded in operating expenses as incurred.
2015 Acquisitions
PTS
On January 30, 2015, the Company acquired the Power Transmission Solutions business of Emerson Electric Co. ("PTS") for $1,408.0 million in cash through a combination of stock and asset purchases. PTS is a global leader in highly engineered power transmission products and solutions. The business manufactures, sells and services bearings, couplings, gearing, drive components and conveyor systems. PTS is included in the Power Transmission Solutions segment. The Company acquired PTS because management believes it diversifies the Company's end market exposure, provides complementary products, expands and balances the Company's product portfolio, and enhances its margin profile.
On January 30, 2015, the Company entered into a Credit Agreement for a 5-year unsecured term loan facility in the principal amount of $1.25 billion, which was drawn in full by the Company on January 30, 2015, in connection with the closing of the acquisition of PTS (see Note 7 of Notes to the Condensed Consolidated Financial Statements).
The acquisition of PTS was accounted for as a purchase in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, trade names, and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The Company estimates a majority of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating the fair value of property, plant, and equipment, intangible assets, income tax liabilities and certain contingent liabilities.
The preliminary purchase price allocation for PTS was as follows (in millions):

As of January 30, 2015
Current assets	$10.4
Trade receivables	70.8
Inventories	108.8
Property, plant and equipment	194.4
Intangible assets	653.4
Goodwill	570.0
Total assets acquired	$1,607.8
Accounts payable	50.6
Current liabilities assumed	22.8
Long-term liabilities assumed	126.4
Net assets acquired	$1,408.0
The valuation of the net assets acquired of $1,408.0 million was classified as Level 3 in the valuation hierarchy (See Note 14 of the Notes to the Condensed Consolidated Financial Statements for the definition of Level 3 inputs).

The components of Intangible Assets included as part of the PTS acquisition was as follows (in millions):

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer Relationships	17.0	$467.9
Technology	14.5	63.6
	16.7	531.5
Non-amortizable intangible assets
Trademarks	-	121.9
Intangible assets		$653.4

Net sales from PTS were $149.0 million and $255.8 million for the three and six months ended July 4, 2015, respectively. Operating income (loss) from PTS was $8.9 million and $(3.0) million for the three and six months ended July 4, 2015, respectively. Purchase accounting adjustments and transaction costs of $7.1 million and $29.8 million were included in the PTS operating income (loss) for the three and six months ended July 4, 2015, respectively.

Pro Forma Consolidated Results for PTS Acquisition

The following supplemental pro forma financial information presents the financial results for the three and six months ended July 4, 2015 and June 28, 2014, as if the acquisition of PTS had occurred at the beginning of fiscal year 2014. As a practical expedient, the Company has used the audited stand-alone financial statements of PTS for the period ending September 30, 2014 to estimate pro-forma results for the three and six months ended July 4, 2015 and June 28, 2014. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Pro forma net sales	$942.2	$1,002.3	$1,902.5	$1,955.3
Pro forma net income	62.8	65.2	100.9	118.0

Basic earnings per share as reported	$1.40	$1.24	$2.22	$2.22
Pro forma basic earnings per share	1.40	1.44	2.25	2.61

Diluted earnings per share as reported	$1.39	$1.24	$2.20	$2.20
Pro forma diluted earnings per share	1.39	1.43	2.24	2.59

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
The acquisition of Benshaw was accounted for as a purchase in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The Company expects goodwill will be deductible for United States income tax purposes.
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
The acquisition of Hy-Bon was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect goodwill will be deductible for United States income tax purposes.

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
Pro Forma Consolidated Results for 2014 Acquisitions

The following supplemental pro forma information presents the financial results for the three and six months ended June 28, 2014, as if the acquisitions of Benshaw and Hy-Bon had occurred at the beginning of fiscal year 2014. Based upon the timing of the Company's fiscal 2014 acquisitions, financial results for the three and six months ended July 4, 2015 included the financial results of the acquisitions of Benshaw and Hy-Bon.

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

	Three Months Ended	Six Months Ended
	June 28, 2014	June 28, 2014
Pro forma net sales	$864.7	$1,685.6
Pro forma net income	54.2	97.7

Basic earnings per share as reported	$1.24	$2.22
Pro forma basic earnings per share	1.20	2.17

Diluted earnings per share as reported	$1.24	$2.20
Pro forma diluted earnings per share	1.19	2.15

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss.

The changes in accumulated other comprehensive loss by component for the three and six months ended July 4, 2015 and June 28, 2014 was as follows (in millions):

	Three Months Ended
	July 4, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.2)	$(38.7)	$(102.2)	$(172.1)
Other comprehensive income (loss) before reclassifications	(13.2)	—	(7.6)	(20.8)
Amounts reclassified from accumulated other comprehensive income (loss)	11.0	0.8	—	11.8
Tax (expense) benefit	0.8	(1.1)	—	(0.3)
Net current period other comprehensive income (loss)	(1.4)	(0.3)	(7.6)	(9.3)
Ending balance	$(32.6)	$(39.0)	$(109.8)	$(181.4)

	Three Months Ended
	June 28, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(15.6)	$(23.0)	$(31.2)	$(69.8)
Other comprehensive income (loss) before reclassifications	10.5	(0.5)	3.3	13.3
Amounts reclassified from accumulated other comprehensive income (loss)	4.4	0.6	—	5.0
Tax (expense) benefit	(5.7)	(0.2)	—	(5.9)
Net current period other comprehensive income (loss)	9.2	(0.1)	3.3	12.4
Ending balance	$(6.4)	$(23.1)	$(27.9)	$(57.4)

	Six Months Ended
	July 4, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.0)	$(39.5)	$(80.5)	$(151.0)
Other comprehensive income (loss) before reclassifications	(19.5)	—	(29.3)	(48.8)
Amounts reclassified from accumulated other comprehensive income (loss)	17.0	2.0	—	19.0
Tax (expense) benefit	0.9	(1.5)	—	(0.6)
Net current period other comprehensive income (loss)	(1.6)	0.5	(29.3)	(30.4)
Ending balance	$(32.6)	$(39.0)	$(109.8)	$(181.4)

	Six Months Ended
	June 28, 2014
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(9.5)	$(23.3)	$(27.0)	$(59.8)
Other comprehensive income (loss) before reclassifications	(3.3)	(0.5)	(0.9)	(4.7)
Amounts reclassified from accumulated other comprehensive income (loss)	8.3	1.1	—	9.4
Tax (expense) benefit	(1.9)	(0.4)	—	(2.3)
Net current period other comprehensive income (loss)	$3.1	$0.2	$(0.9)	$2.4
Ending balance	$(6.4)	$(23.1)	$(27.9)	$(57.4)

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

The following information presents changes to goodwill during the six months ended July 4, 2015 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 3, 2015	$1,004.0	$645.4	$344.6	$14.0
Acquisition and Valuation adjustments	570.0	—	—	570.0
Translation adjustments	(5.0)	(5.6)	(0.3)	0.9
Balance as of July 4, 2015	$1,569.0	$639.8	$344.3	$584.9

Cumulative Goodwill Impairment Charges	$195.8	$164.9	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		July 4, 2015		January 3, 2015
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable intangible assets:
Customer Relationships	15	$721.4	$141.1	$256.8	$122.6
Technology	11	192.6	84.2	129.4	74.9
Trademarks	12	32.5	20.9	33.1	20.1
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-compete Agreements	5	8.6	8.1	8.6	8.0
		971.7	270.9	444.5	242.2
Non-amortizable trademarks		121.9	—	—	—
		$1,093.6	$270.9	$444.5	$242.2

The estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2016	$62.3
2017	55.5
2018	53.7
2019	53.3
2020	50.6

Amortization expense recorded for the three and six months ended July 4, 2015 was $16.7 million and $31.0 million, respectively. Amortization expense recorded for the three and six months ended June 28, 2014 was $11.6 million and $22.9 million, respectively. Amortization expense for 2015 is estimated to be $64.5 million.

6. BUSINESS SEGMENTS
The following sets forth certain financial information attributable to the Company's reporting segments as of and for the three and six months ended July 4, 2015 and June 28, 2014 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended July 4, 2015
External sales	$441.0	$286.1	$215.1	$—	$942.2
Intersegment sales	22.4	5.8	1.2	(29.4)	—
Total sales	463.4	291.9	216.3	(29.4)	942.2
Gross profit	113.6	73.0	64.8	—	251.4
Total Operating expenses	72.1	29.3	46.8	—	148.2
Income from operations	41.5	43.7	18.0	—	103.2
Depreciation and amortization	19.3	7.6	15.3	—	42.2
Capital expenditures	12.4	4.1	7.0	—	23.5
Identifiable assets	2,424.8	900.8	1,639.4	—	4,965.0
As of and for Three Months Ended June 28, 2014
External sales	$479.0	$303.5	67.9	$—	$850.4
Intersegment sales	21.5	4.4	1.5	(27.4)	—
Total sales	500.5	307.9	69.4	(27.4)	850.4
Gross profit	124.7	68.4	17.9	—	211.0
Total Operating expenses	77.7	35.3	10.3	—	123.3
Income from operations	47.0	33.1	7.6	—	87.7
Depreciation and amortization	20.4	11.8	3.0	—	35.2
Capital expenditures	14.5	4.8	1.3	—	20.6
Identifiable assets	2,661.9	942.0	195.5	—	3,799.4

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Six Months Ended July 4, 2015
External sales	$897.4	$566.5	$390.0	$—	$1,853.9
Intersegment sales	46.3	12.9	2.3	(61.5)	—
Total sales	943.7	579.4	392.3	(61.5)	1,853.9
Gross profit	226.5	136.7	109.1	—	472.3
Total Operating expenses	151.7	59.6	94.2	—	305.5
Income from operations	74.8	77.1	14.9	—	166.8
Depreciation and amortization	38.8	14.6	24.7	—	78.1
Capital expenditures	28.1	8.7	7.9	—	44.7
Identifiable assets	2,424.8	900.8	1,639.4	—	4,965.0
As of and for Six Months Ended June 28, 2014
External sales	$932.5	$588.6	130.5	$—	$1,651.6
Intersegment sales	38.0	8.5	2.5	(49.0)	—
Total sales	970.5	597.1	133.0	(49.0)	1,651.6
Gross profit	240.4	131.1	33.9	—	405.4
Total Operating expenses	156.2	71.7	20.1	—	248.0
Income from operations	84.2	59.4	13.8	—	157.4
Depreciation and amortization	38.8	23.3	5.9	—	68.0
Capital expenditures	28.3	10.5	4.1	—	42.9
Identifiable assets	2,661.9	942.0	195.5	—	3,799.4

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

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of July 4, 2015 and January 3, 2015 was as follows (in millions):

	July 4, 2015	January 3, 2015
Term facility	$1,218.8	$—
Senior notes	600.0	600.0
Multicurrency revolving facility	53.0	—
Revolving facility	—	17.0
Other	21.2	16.8
	1,893.0	633.8
Less: Current maturities	75.6	8.4
Non-current portion	$1,817.4	$625.4

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At July 4, 2015 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $53.0 million, $30.7 million of standby letters of credit issued under the facility, and $416.3 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Credit Agreement was 1.9% during the six months ended July 4, 2015. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and in currencies of borrowed money indebtedness, subject to certain exceptions.

Senior Notes
At July 4, 2015, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at July 4, 2015 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1)	Interest rates vary as LIBOR varies. At July 4, 2015, the interest rate was 1.0%, and at January 3, 2015 the interest rate was 0.9%.
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
Other Notes Payable
At July 4, 2015, other notes payable of $21.2 million were outstanding with a weighted average interest rate of 2.7%. At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average interest rate of 2.5%.
Fair Value
Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,977.2 million and $666.8 million as of July 4, 2015 and January 3, 2015, respectively.
Compliance with Financial Covenants
The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement, and the Notes as of July 4, 2015.

8. PENSION PLANS
The Company’s net periodic benefit pension cost was comprised of the following components (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$4.0	$0.6	$4.7	$1.2
Interest cost	1.1	2.0	5.4	4.0
Expected return on plan assets	(3.0)	(2.2)	(5.2)	(4.5)
Amortization of prior service cost and net actuarial loss	0.8	0.5	2.0	1.1
Net periodic benefit cost	$2.9	$0.9	$6.9	$1.8

The estimated net actuarial loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost during the 2015 fiscal year is $4.6 million and $0.2 million, respectively.
For the three months ended July 4, 2015 and June 28, 2014, the Company contributed $0.7 million and $0.6 million, respectively, to defined benefit pension plans. For the six months ended July 4, 2015 and June 28, 2014, the Company contributed $1.5 million and $1.1 million, respectively, to defined benefit pension plans.The Company expects to make total contributions of $3.3 million in 2015. The Company contributed a total of $3.1 million in fiscal 2014. The assumptions used in the valuation of the Company’s pension plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2014 Annual Report on Form 10-K filed on March 4, 2015.

9. SHAREHOLDERS’ EQUITY
Common Stock

The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. There were no purchases under this program during the six months ending July 4, 2015. There are approximately 2.5 million shares of the Company's common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized approximately $4.1 million and $3.6 million in share-based compensation expense for the three months ended July 4, 2015 and June 28, 2014, respectively. Share-based compensation expense for the six months ended July 4, 2015 and June 28, 2014, was $7.1 million and $6.3 million respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total excess income tax benefit recognized relating to share-based compensation for the six months ended July 4, 2015 and June 28, 2014 was approximately $1.2 million and $1.2 million, respectively. As of July 4, 2015, total unrecognized compensation cost related to share-based compensation awards was approximately $30.4 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.5 years.

Approximately 2.0 million shares were available for future grant under the 2013 Equity Incentive Plan at July 4, 2015.

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock appreciation rights (“SAR's”). Options and SAR's generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For the six months ended July 4, 2015 and June 28, 2014, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for the six months ended July 4, 2015 and June 28, 2014 (in millions):

	2015	2014
Total intrinsic value of share-based incentive awards exercised	$4.0	$4.8
Cash received from stock option exercises	2.5	1.7
Income tax benefit from the exercise of stock options	1.5	1.8
Total fair value of share-based incentive awards vested	4.8	5.3

The assumptions used in the Company's Black-Scholes valuation related to grants for options and SAR's were as follows:

	2015	2014	2013
Per share weighted average fair value of grants	$27.16	$28.01	$23.01
Risk-free interest rate	1.9%	2.0%	1.1%
Expected life (years)	7.0	7.0	7.0
Expected volatility	35.6%	37.7%	38.5%
Expected dividend yield	1.2%	1.2%	1.2%
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
Following is a summary of share-based incentive plan grant activity (options and SAR's) for the six months ended July 4, 2015.

Number of Shares Under Options and SAR's	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2015	1,488,832	$59.34
Granted	206,500	78.15
Exercised	(118,482)	43.90
Forfeited	(15,375)	64.64
Outstanding at July 4, 2015	1,561,475	62.93	6.1	$16.8
Exercisable at July 4, 2015	960,237	57.00	4.7	15.1

Compensation expense recognized related to Options and SAR's was $2.7 million for the six months ended July 4, 2015.
As of July 4, 2015, there was $13.0 million of unrecognized compensation cost related to non-vested options and SAR's that is expected to be recognized as a change to earnings over a weighted average period of 3.5 years.

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
Following is a summary of RSA award activity for the six months ended July 4, 2015:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at January 3, 2015	24,814	$69.53	0.3
Granted	14,400	78.15
Vested	(24,814)	69.53
Forfeited	—	—
Unvested RSAs July 4, 2015	14,400	$78.15	0.9

RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSA's was $0.6 million for the six months ended July 4, 2015.
As of July 4, 2015, there was $1.0 million of unrecognized compensation cost related to non-vested RSA's that is expected to be recognized as a charge to earnings over a weighted average period of 0.9 years.
Following is a summary of RSU award activity for the six months ended July 4, 2015:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at January 3, 2015	237,946	$68.28	1.8
Granted	106,200	77.44
Vested	(66,701)	63.74
Forfeited	(5,770)	70.02
Unvested RSUs at July 4, 2015	271,675	$72.93	2.2

RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSU's was $3.1 million for the six months ended July 4, 2015.
As of July 4, 2015, there was $12.2 million of unrecognized compensation cost related to non-vested RSU's that is expected to be recognized as a charge to earnings over a weighted average period of 2.2 years.
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
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	July 4, 2015	June 28, 2014
Risk-free interest rate	1.0%	0.9%
Expected life (years)	3.0	3.0
Expected volatility	25.0%	32.0%
Expected dividend yield	1.2%	1.1%

Following is a summary of PSU award activity for the six months ended July 4, 2015:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at January 3, 2015	59,115	$68.25	2.0
Granted	30,845	89.98
Vested	—	—
Forfeited	(1,770)	67.78
Unvested PSUs July 4, 2015	88,190	$75.86	2.3
Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.7 million for the six months ended July 4, 2015. Total unrecognized compensation expense for all PSUs granted as of July 4, 2015 is estimated to be $4.2 million recognized as a charge to earnings over a weighted average period of 2.3 years.

10. INCOME TAXES
The effective tax rate for the three months ended July 4, 2015 was 26.0% versus 26.5% for the three months ended June 28, 2014. The effective tax rate for the six months ended July 4, 2015 was 26.0% versus 26.4% for the six months ended June 28, 2014. The change in the effective tax rate for the three months and six months ended July 4, 2015 was primarily driven by the mix of earnings and partially offset by the non-deductible acquisition costs of the PTS Acquisition. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of July 4, 2015 and January 3, 2015, the Company had approximately $4.7 million and $5.8 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2010, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2008.
11. EARNINGS PER SHARE ("EPS")
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.3 million and 0.3 million for the three months ended July 4, 2015 and June 28, 2014 and 0.2 million and 0.2 million for the six months ended July 4, 2015 and June 28, 2014 respectively. The following table reconciles the basic and diluted shares used in EPS calculations for the three and six months ended July 4, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Denominator for basic EPS	44.8	45.2	44.8	45.1
Effect of dilutive securities	0.4	0.3	0.3	0.4
Denominator for diluted EPS	45.2	45.5	45.1	45.5

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended July 4, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Beginning balance	$20.9	$18.2	$19.3	$19.3
Less: Payments	(4.4)	(5.2)	(9.1)	(10.8)
Provisions	4.1	4.6	9.6	9.0
Acquisition	—	—	0.8	0.1
Ending balance	$20.6	$17.6	$20.6	$17.6

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of July 4, 2015.
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
At July 4, 2015, the Company had $5.1 million, net of tax, of derivative losses on closed hedge instruments in Accumulated Other Comprehensive Income (“AOCI”) that will be realized in earnings when the hedged items impact earnings. At January 3, 2015, the Company had $2.2 million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of July 4, 2015, the Company had outstanding the following currency forward contracts (with maturities extending through December 2018) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in U.S. Dollars)
Chinese Renminbi	$369.9
Mexican Peso	361.4
Euro	40.0
Indian Rupee	48.4
Canadian Dollar	5.3
Australian Dollar	3.6
Japanese Yen	2.7
Thai Baht	2.5

As of July 4, 2015, the Company had outstanding the following commodity forward contracts (with maturities extending through September 2016) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item in millions):

Notional Amount
Copper	$88.0
Aluminum	4.9

As of July 4, 2015, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of July 4, 2015 and January 3, 2015 were (in millions):

	July 4, 2015
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$10.2
Currency contracts	2.4	3.1	17.3	15.5
Commodity contracts	0.4	—	6.9	0.2
Not designated as hedging instruments:
Currency contracts	0.5	—	2.7	0.2
Commodity contracts	2.7	0.1	2.9	0.1
Total Derivatives	$6.0	$3.2	$29.8	$26.2

	January 3, 2015
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$11.9
Currency contracts	1.6	—	15.9	10.3
Commodity contracts	—	—	9.8	0.1
Not designated as hedging instruments:
Currency contracts	—	—	1.6	0.2
Commodity contracts	2.3	—	2.4	—
Total Derivatives	$3.9	$—	$29.7	$22.5

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	July 4, 2015				June 28, 2014
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Loss recognized in Other Comprehensive Income (Loss)	$(2.9)	$(10.4)	$0.1	$(13.2)	$6.1	$5.2	$(0.8)	$10.5
Amounts reclassified from Other Comprehensive Income (Loss):					$—	$—	$—	$—
Gain recognized in Net Sales	—	0.1	—	0.1	—	0.1	—	0.1
Gain (Loss) recognized in Cost of Sales	(6.6)	(3.2)	—	(9.8)	(3.0)	1.8	—	(1.2)
Loss recognized in Interest Expense	—	—	(1.3)	(1.3)	—	—	(3.3)	(3.3)

	Six Months Ended
	July 4, 2015				June 28, 2014
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Loss recognized in Other Comprehensive Income (Loss)	$(7.5)	$(11.1)	$(0.9)	$(19.5)	$(6.8)	$4.5	$(1.0)	$(3.3)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1	—	—	—	—
Gain (Loss) recognized in Cost of Sales	(9.7)	(4.8)	—	(14.5)	(5.5)	3.7	—	(1.8)
Loss recognized in Interest Expense	—	—	(2.6)	(2.6)	—	—	(6.5)	(6.5)

The ineffective portion of hedging instruments recognized during the three and six months ended July 4, 2015 and June 28, 2014, respectively, was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	July 4, 2015		June 28, 2014
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$—	$1.7	$0.1	$0.1

	Six Months Ended
	July 4, 2015		June 28, 2014
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$—	$(0.5)	$0.1	$0.1

The net AOCI hedging component balance of $(32.6) million loss at July 4, 2015 includes $(17.9) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended July 4, 2015 and January 3, 2015.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	July 4, 2015
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.9	$(2.0)	$0.9
Derivative Commodity Contracts	3.1	(3.1)	—
Other Noncurrent Assets:
Derivative Currency Contracts	3.1	(2.4)	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Hedging Obligations Current:
Derivative Currency Contracts	20.0	(2.0)	18.0
Derivative Commodity Contracts	9.8	(3.1)	6.7
Hedging Obligations:
Derivative Currency Contracts	15.7	(2.4)	13.3
Derivative Commodity Contracts	0.3	(0.1)	0.2

	January 3, 2015
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.6	$(1.3)	$0.3
Derivative Commodity Contracts	2.3	(2.3)	—
Hedging Obligations Current:
Derivative Currency Contracts	17.5	(1.3)	16.2
Derivative Commodity Contracts	12.2	(2.3)	9.9
Hedging Obligations:
Derivative Currency Contracts	10.5	—	10.5
Derivative Commodity Contracts	0.1	—	0.1

14. FAIR VALUE

The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the Company's cash equivalents, term deposits, accounts receivable and accounts payable approximated book value as of July 4, 2015 and January 3, 2015, respectively, due to their short-term nature. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at July 4, 2015 and January 3, 2015.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 4, 2015 and January 3, 2015 (in millions):

	July 4, 2015	January 3, 2015	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.9	$1.6	Level 2
Derivative Commodity Contracts	3.1	2.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.3	5.2	Level 1
Derivative Currency Contracts	3.1	—	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Liabilities:
Hedging Obligations (current):
Derivative Currency Contracts	20.0	17.5	Level 2
Derivative Commodity Contracts	9.8	12.2	Level 2
Hedging Obligations:
Interest Rate Swap	10.2	11.9	Level 2
Derivative Currency Contracts	15.7	10.5	Level 2
Derivative Commodity Contracts	0.3	0.1	Level 2

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 2 inputs based on quoted market prices for similar instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the six months ended July 4, 2015, there were no transfers between classification Levels 1, 2 or 3.

The table below sets forth a summary of changes in fair market value of the Company’s Level 3 liabilities (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Beginning Balance	$—	$9.8	$—	$9.7
Valuation Adjustments	—	(1.5)	—	(1.1)
Payments	—	(8.3)	—	(8.6)
Ending Balance	$—	$—	—	—

The liabilities described above are comprised entirely of the deferred contingent purchase price of the Company's acquisitions and are measured using Level 3 inputs. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows. There were no fair market value Level 3 liabilities for the three or six months ended July 4, 2015.
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

The following is a reconciliation of provisions and payments for the restructuring projects for the three and six months ended July 4, 2015 and June 28, 2014, respectively (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Beginning balance	$4.0	$5.5	$6.1	3.9
Provision	2.2	3.6	3.4	7.8
Less: Payments	3.0	1.8	6.3	4.4
Ending Balance	$3.2	$7.3	$3.2	$7.3

The following is a reconciliation of expenses by type for the restructuring projects for the three and six months ended July 4, 2015 and June 28, 2014, respectively (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Employee termination expenses	$(0.1)	$2.0	$0.1	$3.4
Facility related costs	0.3	1.3	0.5	2.9
Other expenses	2.0	0.3	2.8	1.5
Total restructuring expenses	$2.2	$3.6	$3.4	$7.8

For the three and six months ended July 4, 2015 and June 28, 2014, restructuring charges recorded in Cost of Sales were $2.0 million and $2.3 million and $3.3 million and $7.5 million respectively. The remaining restructuring charges of $0.2 million and $1.1 million and $0.3 million and $0.3 million for the three and six months ended July 4, 2015 and June 28, 2014 respectively were recorded in operating expenses.

The Company's current restructuring activities are expected to conclude by the end of 2015. The Company expects to record aggregate future charges relating to previously announced restructuring activities of approximately $5.4 million which includes $1.0 million of employee termination expenses and $4.4 million of facility related and other costs.

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

Restructuring Activities. Beginning in 2013, we announced the closure of several manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in the Commercial and Industrial Systems and Climate Solutions segments. As a result of these closures, we incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the employees remaining service period while the plant relocation costs are expensed as incurred. We expect to announce additional restructuring activities as part of our simplification initiative to improve our competitiveness in the global market and to align our manufacturing footprint to better serve our markets and customers.

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
Although the functional currency of our operations in Venezuela is the U.S. dollar, a portion of the transactions are denominated in local currency. Effective January 3, 2015, we began applying the SICAD II exchange rate of 51 Bolivars per U.S. dollar to re-measure local currency and balances into U.S. dollars. During the first quarter of 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market -based system known as the SIMADI. We adopted the SIMADI rate after its introduction. The SIMADI exchange rate was approximately 193 Venezuelan Bolivars to the U.S. dollar as of April 4, 2015. The adoption of the SIMADI resulted in a $1.5 million pretax devaluation charge during the first quarter 2015. As of July 4, 2015 the SIMADI rate was approximately 198 Venezuelan Bolivars to the US dollar. The change in rates resulted in an insignificant translation difference, and accordingly, no corresponding devaluation was recorded in the results for the second quarter ended July 4, 2015.
We continue to experience delays in collecting payment on our receivables from certain customers in Venezuela.  As of July 4, 2015, our net trade receivables in Venezuela were $10.7 million, or less than 3.0% of our total gross trade receivables. None of these receivables are in dispute. We cannot predict whether we will receive payment in full on these receivables, or the timing of such payments. Failure to receive such payments could result in reserving or writing down these outstanding amounts, which would have a further adverse impact on our results of operations or financial condition.

Outlook
We expect our 2015 net sales to increase over the prior year driven primarily by net acquisition growth. In 2015, we also expect organic growth to be challenged by the declining sales trends for products used in oil and gas applications and declining sales trends in China. Additionally, we expect to see an adverse impact on net sales from the fluctuation in currency translation. Finally, we expect our 2015 earnings per share to increase over the prior year due to the PTS Acquisition and benefits from our simplification initiative.

Results of Operations
Three Months Ended July 4, 2015 Compared to June 28, 2014
Net sales for the second quarter 2015 increased 10.8% and included $158.7 million of sales from acquisition growth. Organic sales for the second quarter 2015 decreased 5.5%. Net sales were impacted negatively by foreign currency translation of approximately 2.4%.
Commercial and Industrial Systems segment net sales decreased $37.9 million or 7.9% for the second quarter 2015 compared to the second quarter 2014, and included $9.5 million from the recently acquired businesses. The decrease is composed of organic decrease of 6.9%, acquisition growth of 2.0%, and negative foreign currency translation impact of 3.0%. The decrease in gross margin was primarily due to product mix and the impact of lower production on the absorption of costs. Operating expenses for the second quarter 2015 declined 7.2% driven primarily by lower compensation expense and amortization expense compared to second quarter 2014.
Climate Solutions segment net sales decreased $17.4 million or 5.7% for the second quarter 2015 compared to the second quarter 2014. Net sales were negatively impacted by foreign currency in the quarter of 1.7% and the impact of the SEER 13 prebuild, partially offset by stronger demand in the Middle East and India. The increase in gross margin was primarily due to benefits of the simplification initiative. Additionally, the quarter ended June 28, 2014 included higher production costs as a result of operational inefficiencies incurred as we transferred production to another facility. The decrease in operating expenses was due primarily to benefits of lower compensation expense and lower amortization expense as compared to the second quarter 2014.
Power Transmission Solutions segment net sales increased 216.8% to $215.1 million in the second quarter 2015, driven by acquisition growth of $149.2 million or 219.8% from the PTS Acquisition. Gross margin increased approximately 3.8% primarily due to the PTS Acquisition including the realization of the inventory step up of $7.1 million in cost of goods sold due to purchase accounting adjustments. The increase in operating expenses was due primarily to incremental operating expenses associated with the PTS business of $29.5 million.

Six Months Ended July 4, 2015 Compared to June 28, 2014
Net sales for the six months ended July 4, 2015 increased 12.2% and included $288.0 million of sales from acquisition growth. Organic sales for the six months ended July 4, 2015 decreased 2.4%. Net sales were impacted negatively by foreign currency translation of approximately 2.8%.
Commercial and Industrial Systems segment net sales for the six months ended July 4, 2015 decreased $35.1 million or 3.8% and included $32 million from the recently acquired businesses. The decrease is composed of organic decrease of 3.3%, acquisition growth of 3.4%, and negative foreign currency translation impact of 3.9%. Organic sales declines were primarily driven by decreased volume to oil and gas end markets and sales to China customers. The decrease in gross margin was primarily due to product mix and the impact of lower production on the absorption of costs.
Climate Solutions segment net sales for the six months ended July 4, 2015 decreased $22.1 million or 3.7%. Net sales were negatively impacted by foreign currency and the impact of the SEER 13 prebuild, partially offset by stronger demand in the Middle East and India. The decrease is composed of organic decrease of 2.2% and negative foreign currency translation impact of 1.5%. The increase in gross margin was primarily due to benefits of the simplification initiative and higher production costs and operating inefficiencies experienced in the second quarter 2014. The decrease in operating expenses was due primarily to benefits of the simplification initiative, tighter cost controls and lower amortization expense.
Power Transmission Solutions segment net sales for the six months increased $259.5 million or 198.9%. driven by acquisition growth of $256 million or 196.1% from the PTS Acquisition. The increase is composed of organic increase of 3.9%, acquisition growth of 196.1%, and negative foreign currency translation impact of 1.3%. Gross margin increased approximately 2.0% primarily due to the PTS Acquisition including the realization of the inventory step up in cost of goods sold of $20.7 million due to purchase accounting adjustments. The increase in operating expenses was due primarily to incremental operating expenses associated with the PTS business of $57.4 million, as well as $9.1 million of acquisition related transaction costs.

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$441.0	$479.0	$897.4	$932.5
Climate Solutions	286.1	303.5	566.5	588.6
Power Transmission Solutions	215.1	67.9	390.0	130.5
Consolidated	$942.2	$850.4	$1,853.9	$1,651.6

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	25.8%	26.0%	25.2%	25.8%
Climate Solutions	25.5%	22.5%	24.1%	22.3%
Power Transmission Solutions	30.1%	26.4%	28.0%	26.0%
Consolidated	26.7%	24.8%	25.5%	24.6%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	16.4%	16.2%	16.9%	16.8%
Climate Solutions	10.2%	11.6%	10.5%	12.2%
Power Transmission Solutions	21.8%	15.2%	24.2%	15.4%
Consolidated	15.7%	14.5%	16.5%	15.0%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	9.4%	9.8%	8.3%	9.0%
Climate Solutions	15.3%	10.9%	13.6%	10.1%
Power Transmission Solutions	8.4%	11.2%	3.8%	10.6%
Consolidated	11.0%	10.3%	9.0%	9.5%

Income from Operations	$103.2	$87.7	$166.8	$157.4
Interest Expense	16.4	10.3	30.0	20.7
Interest Income	0.9	1.7	2.1	3.4
Income before Taxes	87.7	79.1	138.9	140.1
Provision for Income Taxes	22.8	21.0	36.1	37.0
Net Income	64.9	58.1	102.8	103.1
Less: Net Income Attributable to Noncontrolling Interests	2.1	1.9	3.6	3.1
Net Income Attributable to Regal Beloit Corporation	$62.8	$56.2	$99.2	$100.0

The increase in interest expense was due to our new term loan agreement associated with the PTS Acquisition. The reduction in interest income was due primarily to lower cash balances.

The effective tax rate for the three months ended July 4, 2015 was 26.0% versus 26.5% for the three months ended June 28, 2014. The effective tax rate for the six months ended July 4, 2015 was 26.0% versus 26.4% for the six months ended June 28, 2014. The change in the effective tax rate for the three months and six months ended July 4, 2015 was primarily driven by the mix of earnings and partially offset by the non-deductible acquisition costs of the PTS Acquisition. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

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

Cash flow provided by operating activities was $135.7 million for the six months ended July 4, 2015, a $9.6 million decrease from the six months ended June 28, 2014 due to lower net income and an increase in working capital assets to support the seasonal increases in sales as well as the PTS Acquisition.

Cash flow used in investing activities was $1,445.2 million for the six months ended July 4, 2015, an increase of $1,308.1 million from the six months ended June 28, 2014 primarily due to the PTS Acquisition. Capital expenditures were $44.7 million for the six months ended July 4, 2015 compared to $42.9 million for the six months ended June 28, 2014. Business acquisitions were $1,400.5 million for the six months ended July 4, 2015, compared to $77.6 million for the six months ended June 28, 2014, driven by the PTS Acquisition.
Cash flow provided by financing activities for the six months ended July 4, 2015 was $1,225.3 million compared to $25.1 million of cash flow used in financing activities for the six months ended June 28, 2014. The principal financing activities were $36.0 million of net borrowings under the Multicurrency revolving facility and the $1,250.0 million borrowing under the Term Facility (see "The New Credit Agreement" below for description).

Our working capital was $1,108.0 million at July 4, 2015 compared to $1,090.7 million at January 3, 2015. At July 4, 2015, our current ratio (which is the ratio of our current assets to current liabilities) was 2.6:1 compared to 2.9:1 at January 3, 2015.

The following table presents selected financial information and statistics as of July 4, 2015 and January 3, 2015 (in millions):

	July 4	January 3
	2015	2015
Cash and Cash Equivalents	$247.6	$334.1
Trade Receivables, Net	580.3	447.5
Inventories, Net	768.6	691.7
Working Capital	1,108.0	1,090.7
Current Ratio	2.6:1	2.9:1

At July 4, 2015, our cash and cash equivalents totaled $247.6 million. At July 4, 2015, $244.5 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund our U.S. operations.
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

Senior Notes
At July 4, 2015, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) issued in a private placement in seven tranches with maturities from seven to twelve years and carrying fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at July 4, 2015 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1)	Interest rates vary as LIBOR varies. At July 4, 2015, the interest rate was 1.0%.

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
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Credit Agreement was 1.9% during the six months ended July 4, 2015. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
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
Other Notes Payable
At July 4, 2015, other notes payable of $21.2 million were outstanding with a weighted average interest rate of 2.7%. At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average interest rate of 2.5%.
Fair Value

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,977.2 million and $666.8 million as of July 4, 2015 and January 3, 2015, respectively.
Compliance with Financial Covenants
The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Credit Agreement, and the Notes as of July 4, 2015.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At July 4, 2015, excluding the impact of the interest rate swap, we had $505.8 million of fixed rate debt and $1,387.2 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize our interest rate swap to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at July 4, 2015 would result in a $1.5 million change in after-tax annualized earnings.
We entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments. Details regarding this instrument, as of July 4, 2015, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(10.2)

As of July 4, 2015, an interest rate swap liability of $(10.2) million was included in Hedging Obligations (noncurrent). As of January 3, 2015, an interest rate swap liability of $(11.9) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contracts, net of tax, of $(6.3) million and $(13.5) million as of July 4, 2015 and January 3, 2015, respectively, was recorded in AOCI.

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
Venezuela
We expect the uncertain economic business conditions in Venezuela to adversely impact our sales and operating margins in future quarters. For the six months ended July 4, 2015, net sales in Venezuela were less than one percent of our total net sales.
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

During the first quarter of 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market -based system known as the SIMADI. We adopted the SIMADI rate after its introduction. The SIMADI exchange rate was approximately 193 Venezuelan Bolivars to the U.S. dollar as of April 4, 2015. The adoption of the SIMADI resulted in a $1.5 million pretax devaluation charge during the first quarter 2015. As of July 4, 2015 the SIMADI rate was approximately 198 Venezuelan Bolivars to the US dollar. The change in rates resulted in an insignificant translation difference, and accordingly, no corresponding devaluation was recorded in the results for the second quarter ended July 4, 2015.

Derivatives
As of July 4, 2015, derivative currency assets (liabilities) of $2.9 million, $3.1 million, $(20.0) million and $(15.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 3, 2015, derivative currency assets (liabilities) of $1.6 million, $(17.5) million, and $(10.5) million, are recorded in Prepaid Expenses and Other Current Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the contracts of $(17.0) million net of tax, and $(15.2) million net of tax, as of July 4, 2015 and January 3, 2015 respectively, was recorded in AOCI. At July 4, 2015, we had $(3.2) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 3, 2015, we had $(0.9) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on July 4, 2015 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$369.9	$3.7	$37.0	$(37.0)
Mexican Peso	361.4	(31.3)	36.1	(36.1)
Euro	40.0	(3.0)	4.0	(4.0)
Indian Rupee	48.4	0.7	4.8	(4.8)
Canadian Dollar	5.3	—	0.5	(0.5)
Australian Dollar	3.6	(0.1)	0.4	(0.4)
Japanese Yen	2.7	0.1	0.3	(0.3)
Thai Baht	2.5	0.2	0.3	(0.3)

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
Derivatives
Derivative commodity assets (liabilities) of $3.1 million, $0.1 million, $(9.8) million and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current),and Hedging Obligations (noncurrent) respectively, at July 4, 2015. Derivative commodity assets (liabilities) of $2.3 million, $(12.2) million, and $(0.1) million are recorded in Prepaid Expenses and Other Current Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively, at January 3, 2015. The unrealized (loss) on the effective portion of the contracts of $(6.3) million net of tax and $(6.2) million net of tax, as of July 4, 2015 and January 3, 2015, respectively, was recorded in AOCI. At July 4, 2015, we had $(1.9) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 3, 2015, there was $(1.3) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on July 4, 2015 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$88.0	$(6.4)	$8.8	$(8.8)
Aluminum	4.9	(0.5)	0.5	(0.5)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(32.6) million loss at July 4, 2015 includes $(17.9) million of net current deferred losses expected to be realized in the next twelve months.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended July 4, 2015.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 5 to May 9	23,116	$78.39	—	2,500,000
May 10 to June 6	—	$—	—	2,500,000
June 7 to July 4	—	—	—	2,500,000
	23,116		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended July 4, 2015, there were 23,116 shares acquired in connection with transactions pursuant to equity incentive plans.
The Board of Directors has approved a repurchase program for up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we may enter into a Rule10b5-1 trading plan for the purpose of repurchasing shares under this authorization. There are approximately 2.5 million shares of our common stock available for repurchase under this program.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 13, 2015

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.