Form 10-K
period 2016-01-02
REGAL BELOIT CORP
filed 2016-03-02
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016
Commission File number 1-7283

Regal Beloit Corporation
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-0875718
(State of Incorporation)	(IRS Employer Identification No.)
200 State Street, Beloit, Wisconsin 53511
(Address of principal executive offices)
(608) 364-8800
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 4, 2015 was approximately $3.2 billion.
On February 26, 2016, the registrant had outstanding 44,668,940 shares of common stock, $.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2016 is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JANUARY 2, 2016

CAUTIONARY STATEMENT
Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections.  When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

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

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of acquired companies and businesses including PTS, and the timing and impact of purchase accounting adjustments;

•	prolonged declines in oil and gas up stream capital spending;

•	unanticipated costs or expenses we may incur related to product warranty issues;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;

•	product liability and other litigation, or the failure of our products to perform as anticipated, particularly in high volume applications;

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
References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2016 (the "2016 Proxy Statement”), or to information contained in specific sections of the 2016 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 2, 2016 as “fiscal 2015,” the fiscal year ended January 3, 2015 as “fiscal 2014,” and the fiscal year ended December 28, 2013 as “fiscal 2013.”
ITEM 1 - BUSINESS
Our Company
Regal Beloit Corporation is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. Our company is comprised of three reporting segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions. Financial information on our reporting segments for fiscal 2015, fiscal 2014 and fiscal 2013 is contained in Note 6 of Notes to the Consolidated Financial Statements.
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

•
Fractional and integral horsepower motors, electronic variable speed controls and blowers used in commercial heating, ventilation, and air conditioning (“HVAC”) products. Our primary customers for these products are manufacturers of commercial HVAC and refrigeration systems as well as national and regional distributors of aftermarket products for the repair of these systems.

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

•
Electric generators from five kilowatts through four megawatts, automatic transfer switches, power generation and distribution switch gear, components and system controls. These products and systems are used in applications including health care, cloud and enterprise data centers, oil and gas, marine, agriculture, transportation, government, construction and other applications. The demand for electric power generation systems is driven by the need for electrical power on demand in cases where utility/grid power is lost or stressed or in prime power applications where utility power is unavailable.

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

•	Precision stator and rotor sets from 1.5 to 5 horsepower that are assembled into compressors for air conditioning, heat pump and refrigeration applications.

•	Capacitors for use in HVAC systems, high intensity lighting and other applications.

Power Transmission Solutions Segment
Our Power Transmission Solutions segment designs, manufactures and sells primarily:

•
Mounted and unmounted bearings.  Unmounted bearings are offered in a variety of types and styles. These include cam followers, radial bearings, and thrust bearings.  Mounted bearings include industry specific designs that aim to solve customer problems.  They are all available with a variety of options and sizes and include aerospace and specialty bearings, mounted bearings, unmounted bearings, and corrosion resistant bearings.

•
High quality conveyor products including chains, belts, sprockets, components and guide rails and wear strips. Conveying components assists in these areas: efficiency, noise reduction, wash-down maintenance, lubrication reduction and energy conservation. Our products are highly engineered from industry expert input.

•
High performance disc, patented diaphragm and gear couplings for applications including turbines, compressors, generators and pumps in many industries including petrochemical, refinery, power generation, gas pipeline and LNG.  We also produce flexible couplings and transmission elements. Products include gear, grid, jaw, elastomer, disc, and universal joints.

•
Mechanical power transmission drives, components and bearings including: belt drives, bushings, chain and sprockets, drive tighteners and idlers, mechanical CAM clutches, and torque overload devices.  Our products serve a wide range of industries and applications, such as the following: aggregate, forestry & wood products, grain & biofuels, power generation, food & beverage, HVACR.

•
Gearboxes for motion control within complex equipment and systems used for a variety of applications. We provide a wide array of gear types, shaft configurations, ratios, housing materials and mounting methods. Right angle worm gear and bevel units can be specified for less than 100 inch lbs. of torque to over 132,000 inch lbs. of torque. Helical gear units are offered from 100 inch lbs. to over 500,000 inch lbs. of torque.  Our products include worm gearing, shaft mount reducers, helical concentric and right angle, bevel and miter gearing, center pivot gearing, and open gearing.  This gearing reduces the speed and increases the torque from an electric motor or other prime mover to meet the requirements of equipment.

•
Many of our products are originally sold and installed into OEM equipment within these industries. Our reputation and long history of providing highly reliable products creates an end user specification for replacement through the distribution channel.  We also provide application and design assistance based on our deep knowledge of our products and their applications.

OEMs and end users of a variety of motion control and other industrial applications typically combine the types of motors, controls and power transmission products we offer. We seek to take advantage of this practice and to enhance our product penetration by leveraging cross-marketing and product line combination opportunities between our Commercial and Industrial Systems, Climate Solutions and Power Transmission Solution products. Our growth strategy also includes (i) driving organic growth through the introduction of innovative new products, (ii) establishing and maintaining new customers, as well as developing new opportunities with existing customers, (iii) participating in higher growth geographic markets, and (iv) identifying and consummating strategic, value creating acquisitions.
Acquisitions
On January 18, 2016, subsequent to our fiscal 2015 year end, we purchased the remaining shares owned by the noncontrolling interest in our Elco Group B.V. joint venture, increasing our ownership from 55.0% to 100.0% for $18.5 million.

In 2015, we completed one acquisition in the Power Transmissions Solutions segment.

•
On January 30, 2015, we acquired the Power Transmissions Solutions business from Emerson Electric Co. ("PTS" and the "PTS Acquisition") for $1,408.9 million. PTS designs, manufactures, and sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, standard and highly engineered, high performance couplings, modular plastic belts and conveying chains and components.

In 2014, we completed two acquisitions in the Commercial and Industrial Systems segment.

•	On June 30, 2014, we acquired Benshaw Inc., a Pittsburgh, Pennsylvania based manufacturer of custom low and medium voltage drives and soft starters, for $51.0 million.

•	On February 7, 2014, we acquired Hy-Bon Engineering Company, Inc., a Midland, Texas based manufacturer of vapor recovery solutions for oil and gas applications, for $78.0 million.
In 2013, we completed the following acquisitions in the Commercial and Industrial Systems segment.

•
On November 19, 2013, we acquired Cemp s.r.l. ("Cemp"), an Italy based electric motor company for $34.6 million, net of cash. Cemp is a leading designer, manufacturer and marketer of flameproof electric motors.

•
On February 8, 2013, we acquired the RAM motor business previously owned by Schneider Electric for $6.0 million. The business manufactures hermetic motors from 250 horsepower to 2,500 horsepower for commercial HVAC applications.

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
We derive a significant portion of revenue from our OEM customers. In our HVAC business, our reliance on sales to key OEM customers makes our relationship with each of these customers important to our business, and we expect this customer concentration will continue for the foreseeable future in this portion of our business. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2015, fiscal 2014 or fiscal 2013.
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
We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 43 Non-Provisional United States patents, four Provisional United States patents and an additional 85 Non-Provisional foreign patents in fiscal 2015.
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

For fiscal 2015, 2014 and 2013, research and development expenses, which are solely focused on products or processes that are entirely innovative to our Company or to our industry, were $30.1 million, $32.9 million and $28.3 million, respectively. For the same periods, total research and development and other engineering expenses, which include product and process improvements, were $78.7 million, $85.0 million and $84.4 million, respectively.

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
We use our Compass™ operating system to drive Performance Excellence.  Compass™ provides us with a common language and a common set of business processes, disciplines and Lean Six Sigma tools. It consists of a set of standard reviews throughout the year to assess team progress in serving our customers, shareholders and employees. It is a significant part of our culture and fuels our continuous performance improvements. We believe our people are at the core of everything we do, and their deployment of these tools lead to operational excellence. We have invested in training hundreds of high energy teams, which have generated significant benefits and driven improvements in safety, speed, quality and cost.

Facilities
We have manufacturing, sales and service facilities in the United States, Mexico, China, Europe, India and Australia, as well as a number of other locations throughout the world. Our Commercial and Industrial Systems segment currently includes 105 manufacturing, service, office and distribution facilities of which 39 are principal manufacturing facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 7.9 million square feet of space, of which approximately 33% are leased. Our Climate Solutions segment includes 41 manufacturing, service, office and distribution facilities, of which 17 are principal manufacturing facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.2 million square feet of space, of which approximately 49% are leased. The Power Transmission Solutions segment's present operating facilities (including facilities acquired in the PTS Acquisition) contain a total of approximately 2.7 million square feet of space which currently includes 35 manufacturing, service and distribution facilities, of which 18 are principal manufacturing facilities. Approximately 13% of the Power Transmission Solutions segment's facilities are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog
Our business units have historically shipped the majority of their products in the month the order is received. As of January 2, 2016, our backlog was $372.7 million, as compared to $400.2 million on January 3, 2015. We believe that virtually all of our backlog will be shipped in 2016.

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

Employees
At the end of fiscal 2015, we employed approximately 26,200 employees worldwide. Of those employees, approximately 10,600 were located in Mexico; approximately 6,100 in the United States; approximately 4,300 in China; approximately 2,300 in India; and approximately 2,900 in the rest of the world. We consider our employee relations to be very good.

Executive Officers
The names, ages, and positions of our executive officers as February 29, 2016 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Mark J. Gliebe	55	Chairman and Chief Executive Officer
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

Jonathan J. Schlemmer	50	Chief Operating Officer
Elected Chief Operating Officer in May 2011. Prior thereto served as the Company's Senior Vice President - Asia Pacific from January 2010 to May 2011. Prior thereto, served as the Company's Vice President - Technology from 2005 to January 2010. Before joining the company, worked for GE in its electric motors business in a variety of roles including quality, Six Sigma and engineering.

Charles A. Hinrichs	62	Vice President and Chief Financial Officer
Joined the Company and was elected Vice President, Chief Financial Officer in September 2010. Prior to joining the Company, Mr. Hinrichs was Senior Vice President and Chief Financial Officer at Smurfit-Stone Container Corporation, where he worked from 1995 to 2009. On January 26, 2009, Smurfit- Stone Container Corporation and its primary operating subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware, and emerged from bankruptcy in July 2010.

Peter C. Underwood	46	Vice President, General Counsel and Secretary
Joined the Company and was elected Vice President, General Counsel and Secretary in September 2010. Prior to joining the Company, Mr. Underwood was a partner with the law firm of Foley & Lardner LLP from 2005 to 2010 and an associate from 1996 to 2005.

Terry R. Colvin	60	Vice President Corporate Human Resources
Joined the Company in September 2006 and was elected Corporate Vice President of Human Resources in January 2007 for Regal Beloit.  Prior to joining the Company, Mr. Colvin was an employee of Sigma-Aldrich Corporation for over seventeen years. He served in several human resources positions for Sigma-Aldrich, most recently as Vice President of Human Resources from 1995 to 2003.

John M. Avampato	55	Vice President and Chief Information Officer
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
You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition, results of operations, or cash flow could be materially and adversely affected and you may lose all or part of your investment.
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

At the beginning of fiscal 2015, we significantly increased our overall debt levels in connection with financing the acquisition of PTS. As of January 2, 2016, we had $1.7 billion in aggregate debt outstanding under our various financing arrangements, $252.9 million in cash and cash equivalents and $464.1 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our increased indebtedness may have important consequences. For example, it could:

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

We have also witnessed a trend with certain customers who are attempting to reduce the number of vendors from which they purchase product in order to reduce their costs and diversify their risk. As a result, we may lose market share to our competitors in some of the markets in which we compete.

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

In our Climate Solutions segment and Commercial and Industrial Systems segment, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.

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

A small portion of our total sales comes directly from customers in the oil and gas industry. A significant or prolonged decline in oil and gas prices could result in lower capital expenditures by those customers, which could have a material adverse effect on our results of operations and financial condition.

A small portion of our total sales is dependent directly upon the level of capital expenditures by customers in the oil and gas industry. A significant or prolonged drop in the prevailing market price of oil or gas, such as the drop in oil prices experienced in 2015, may result in some of those customers delaying, canceling or modifying projects, or may result in nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and financial condition.

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
Approximately 20,100 of our approximate 26,200 total employees and 55 of our principal manufacturing and warehouse facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, lack or reliable legal systems, ownership restrictions, the impact of foreign government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Goodwill and indefinite-lived tradename intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived tradename intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived tradename intangibles represent long-standing brands acquired in business combinations and assumed to have indefinite lives. We review goodwill and indefinite-lived tradename intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill or indefinite-lived tradename intangibles would affect financial results and could have a material and adverse impact upon the market price of our common stock. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill or indefinite-lived tradename intangibles is determined, our results of operations and financial condition could be materially and adversely affected.
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

ITEM 1B -    UNRESOLVED STAFF COMMENTS
None.

ITEM 2 -    Properties
Our principal executive offices are located in Beloit, Wisconsin in an owned office building with approximately 50,000 square feet. We have manufacturing, sales and service facilities throughout the United States and in Mexico, China, India and Europe.
Our Commercial and Industrial Systems segment currently includes 105 facilities, of which 39 are principal manufacturing facilities and 10 are principal warehouse facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 7.9 million square feet of space, of which approximately 33% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial and Industrial Systems segment (square footage in millions):

		Square Footage
	Facilities	Total	Owned	Leased
U.S.	14	2.1	1.2	0.9
Mexico	11	1.3	0.8	0.5
China	8	1.8	1.7	0.1
India	3	0.5	0.5	—
Europe	3	0.2	0.2	—
Other	10	0.6	0.1	0.5
	49	6.5	4.5	2.0
Our Climate Solutions segment currently includes 41 facilities, of which 17 are principal manufacturing facilities. The Climate Solutions segment shares several warehouses with the Commercial and Industrial Systems segment. The Climate Solutions segment's present operating facilities contain a total of approximately 3.2 million square feet of space, of which approximately 51% are owned. Of our principal manufacturing facilities in the Climate Solutions segment, seven are located in Mexico, seven in the U.S., one in Brazil, one in China and one in India.
Our Power Transmission Solutions segment currently includes 35 manufacturing, service and distribution facilities of which 18 are principal manufacturing facilities. The Power Transmission segment's present operating facilities contain a total of approximately 2.7 million square feet of space, of which approximately 87% are owned. Our principal manufacturing facilities in the Power Transmission segment are primarily located in the U.S.

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
We are, from time to time, party to other litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. We accrue for exposures in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit will have a material effect on our results of operations, financial position or cash flows.

ITEM 4 -    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5 -	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from December 29, 2013 through January 2, 2016.

	2015 Price Range			2014 Price Range
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$80.20	$68.75	$0.22	$80.41	$69.65	$0.20
2nd	80.95	71.82	0.23	80.22	70.59	0.22
3rd	72.74	55.46	0.23	79.86	65.11	0.22
4th	65.24	56.78	0.23	76.73	62.15	0.22
We have paid 222 consecutive quarterly dividends through January 2016. The number of registered holders of common stock as of February 18, 2016 was 417.
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended January 2, 2016.

			Maximum
	Total		Number of
	Number of	Average	Shares that May be
	Shares	Price Paid	Purchased Under the
2015 Fiscal Month	Purchased	per Share	Plans or Programs
October 4 to November 7	—	$—	2,320,000

November 8 to December 5	—	—	2,320,000

December 6 to January 2	—	—	2,320,000
Total	—
There were no shares purchased as a part of a publicly announced plan or program.
Under our equity incentive plans, participants may satisfy the statutory minimum or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the amount to be withheld.
The Board of Directors has approved a repurchase program for up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we may enter into a Rule10b5-1 trading plan for the purpose of repurchasing shares under this authorization. Pursuant to this authorization, there were 180,000 shares acquired in fiscal 2015 and 500,000 shares acquired in fiscal 2014. There are approximately 2.3 million shares of our common stock available for repurchase under this program.
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

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period January 2, 2011 through January 2, 2016. In each case, the graph assumes the investment of $100.00 on January 2, 2011.

INDEXED RETURNS
	Years Ended
Company / Index	2011	2012	2013	2014	2015

Regal Beloit Corporation	$77.31	$105.41	$114.18	$118.29	$93.13
S&P MidCap 400 Index	98.27	114.01	153.92	169.65	166.09
S&P 400 Electrical Components & Equipment	99.87	132.63	176.47	190.91	230.90

ITEM 6 -    Selected Financial Data
The selected statements of income data for fiscal 2015, 2014 and 2013, and the selected balance sheet data at January 2, 2016 and January 3, 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2012 and 2011 are derived from audited consolidated financial statements not included herein. The selected balance sheet data at December 28, 2013, December 29, 2012, and December 31, 2011 are derived from audited consolidated financial statements not included herein, and are revised to conform with the changes resulting from the implementation of new accounting standards that were adopted retrospectively as of January 2, 2016.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2015	2014	2013	2012	2011
		(In Millions, Except Per Share Data)
Net Sales	$3,509.7	$3,257.1	$3,095.7	$3,166.9	$2,808.3
Cost of Sales	2,576.5	2,459.8	2,312.5	2,395.9	2,142.3
Gross Profit	933.2	797.3	783.2	771.0	666.0
Operating Expenses	600.5	516.3	494.2	458.2	410.3
Goodwill Impairment	79.9	119.5	76.3	—	—
Asset Impairments and Other, Net	—	40.0	4.7	—	—
Total Operating Expenses	680.4	675.8	575.2	458.2	410.3
Income from Operations	252.8	121.5	208.0	312.8	255.7
Net Income	148.5	36.1	126.0	200.3	158.0
Net Income Attributable to Regal Beloit Corporation	143.3	31.0	120.0	195.6	152.3
Total Assets	4,591.7	3,357.2	3,611.3	3,526.5	3,218.9
Total Debt	1,721.9	632.5	765.5	815.7	916.0
Long-term Debt	1,715.6	624.7	607.7	752.5	906.9
Regal Beloit Shareholders' Equity	1,937.3	1,934.4	2,056.2	1,953.4	1,535.9
Per Share Data:
Earnings - Basic	$3.21	$0.69	$2.66	$4.68	$3.84
Earnings - Assuming Dilution	3.18	0.69	2.64	4.64	3.79
Cash Dividends Declared	0.91	0.86	0.79	0.75	0.71
Shareholders' Equity	44.32	44.02	46.72	46.73	38.70
Weighted Average Shares Outstanding:
Basic	44.7	45.0	45.0	41.8	39.7
Assuming Dilution	45.1	45.3	45.4	42.1	40.1

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions included the acquisition of the Power Transmission Solutions business from Emerson Electric Co. (January 2015) and Electrical Products Company of A.O. Smith Corporation (August 2011).
In the fourth quarter of fiscal 2015, non-cash impairment charges of $79.9 million for goodwill were recorded in the Commercial and Industrial Systems segment, reducing Income from Operations by $79.9 million and Net Income Attributable to Regal Beloit Corporation by $58.1 million.
In the fourth quarter of fiscal 2014, non-cash impairment charges of $118.5 million for goodwill and $40.0 million for long-lived assets and in the second quarter of 2014 non-cash impairment charges of $1.0 million of goodwill, reduced Income from Operations by $159.5 million and Net Income Attributable to Regal Beloit Corporation by $147.3 million. The impairment charges were recorded in certain reporting units in all three of our reportable segments.
In the fourth quarter of fiscal 2013, a non-cash impairment charges of $76.3 million of goodwill and $4.7 million of asset impairment and other, net, related to certain reporting units in our Commercial and Industrial Systems and Power Transmission Solutions segments, reduced Income from Operations by $81.0 million and Net Income Attributable to Regal Beloit Corporation by $74.7 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 2, 2016 as “fiscal 2015,” the fiscal year ended January 3, 2015 as “fiscal 2014,” the fiscal year ended December 28, 2013 as “fiscal 2013.” Fiscal 2015 had 52 weeks, fiscal 2014 had 53 weeks and fiscal 2013 had 52 weeks.
Overview
General
Regal Beloit Corporation (NYSE: RBC) (“we,” “us,” “our” or the “Company”), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. As of the end of fiscal 2015, the Company, including its subsidiaries, employs approximately 26,200 people in its manufacturing, sales, and service facilities and corporate offices throughout the United States, Canada, Mexico, Europe and Asia. In 2015, we reported annual net sales of $3.5 billion compared to $3.3 billion in 2014.

Our company is comprised of three reporting segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions.

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

•
Power Transmission Solutions manufactures, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including beverage, bulk handling, metals, special machinery, energy, aerospace and general industrial.

On January 30, 2015, we closed the acquisition of the Power Transmission Solutions (“PTS”) business from Emerson Electric Co. (the “PTS Acquisition”). The purchase price for the PTS Acquisition was $1.4 billion in cash and the assumption of $43 million of liabilities. PTS has over 3,200 employees around the world, and effective on the closing date became part of the Power Transmission Solutions segment.

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
During the first quarter of fiscal 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system known as the SIMADI. We adopted the SIMADI rate after its introduction. The SIMADI exchange rate was approximately 193 Bolivars to the U.S. dollar as of April 4, 2015. The adoption of the SIMADI resulted in a $1.5 million pretax devaluation charge during the first quarter of fiscal 2015.
During fiscal 2015, controls were imposed by the Venezuelan government which included import authorization controls, currency exchange and payment controls, price controls and labor rate controls. While government restrictions and exchange rate mechanisms placed some limits on our business decisions, the consolidated financial statements reflect our Venezuela operations as a controlled subsidiary. We continue to experience delays in collecting payment on our receivables from certain customers in Venezuela. None of these receivables are in dispute. In the fourth quarter of fiscal 2015, management decided to wind down operations of our Venezuelan subsidiary that resulted in recording write-offs of $12.8 million including the net book value of accounts receivable and inventory. If any recoveries occur, such amounts will be recorded as gains in the period of collection.

The Company does not expect material operating losses from its Venezuelan business in the future. However, there may be unanticipated contract claims or litigation which could have further adverse impact on the results of operations or financial condition of the Venezuelan business.
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

Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; and (v) shipping. The majority of our cost of sales consists of raw materials and components. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate this through fixed-price agreements with suppliers and our hedging strategies. We are currently reducing the number of our suppliers we use in order to leverage the better prices and terms that can be obtained with higher volume orders. A large amount of our suppliers are in North America. As we expand production and our geographic footprint, we expect it may be advantageous to increase our use of foreign suppliers. When we experience commodity price increases, we have tended to announce price increases to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term contracts, we tend to include material price formulas that specify quarterly or semi-annual price adjustments based on a variety of factors, including commodity prices.

Outside of general economic cyclicality, our different business units experience different levels of variation in gross margin from quarter to quarter based on factors specific to each division. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial and Industrial Systems segment has a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

Operating Expenses. Our operating expenses consist primarily of (i) general and administrative expenses; (ii) sales and marketing expenses; (iii) general engineering and research and development expenses; and (iv) handling costs incurred in conjunction with distribution activities. Personnel related costs are our largest operating expense.

Our general and administrative expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses related to our executive, finance, human resource, information technology, legal and operations functions; (ii) occupancy expenses; (iii) technology related costs; (iv) depreciation and amortization; and (v) corporate-related travel. The majority of our general and administrative costs are for salaries and related personnel expenses. These costs can vary by division given the location of our different manufacturing operations.

Our sales and marketing expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses related to our sales and marketing function; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; and (iv) other related overhead.

Our general engineering and research and development expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. While these costs make up an insignificant portion of our operating expenses in the Power Transmission Solutions segment, they are more substantial in our Commercial and Industrial Systems and Climate Solutions segments. In particular, a large driver of our research and development efforts in these two segments is energy efficiency, which generally means using less electrical power to produce more mechanical power.

Operating Profit. Our operating profit consists of the segment gross profit less the segment operating expenses. In addition, there are shared operating costs that cover corporate, engineering and IT expenses that are consistently allocated to the operating segments and are included in the segment operating expenses. Operating profit is a key metric used to measure year over year improvement of the segments.
Goodwill & Other Asset Impairments
We recorded non-cash charges in Operating Expenses related to goodwill impairments in fiscal 2015 (“2015 Impairment”), and goodwill and other asset impairments in fiscal 2014 (“2014 Impairment”) and fiscal 2013 (“2013 Impairment”) as detailed below (in millions). See also Note 3 of Notes to the Consolidated Financial Statements.

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Impairments during 2015:
Goodwill Impairments	$79.9	$—	$—	$79.9
Goodwill Impairments	$79.9	$—	$—	$79.9

Impairments during 2014:
Goodwill Impairments	100.7	7.7	11.1	119.5
Impairment of Intangible Assets	—	7.8	11.1	18.9
Impairment of Other Long-Lived Assets	—	6.0	15.1	21.1
Goodwill and Asset Impairments and Other, Net	$100.7	$21.5	$37.3	$159.5

Impairments during 2013:
Goodwill Impairments	64.2	—	12.1	76.3
Impairment of Technology Intangible Assets	17.0	—	—	17.0
Less: Gain from Adjustment to the Fair Value of a Contingent Consideration Liability	12.3	—	—	12.3
Goodwill and Asset Impairments and Other, Net	$68.9	$—	$12.1	$81.0

Outlook
Our outlook for 2016 assumes that the weak demand from many of our end markets experienced during the second half of fiscal 2015 will continue through fiscal 2016, putting pressure on our net sales and earnings.

Results of Operations

The following table sets forth selected information for the years indicated.

	2015	2014	2013
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$1,694.9	$1,856.1	$1,746.6
Climate Solutions	1,041.2	1,134.8	1,098.6
Power Transmission Solutions	773.6	266.2	250.5
Consolidated	$3,509.7	$3,257.1	$3,095.7

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	26.0%	25.2%	26.4%
Climate Solutions	25.2%	22.8%	23.0%
Power Transmission Solutions	29.7%	26.4%	27.3%
Consolidated	26.6%	24.5%	25.3%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	22.8%	23.4%	21.8%
Climate Solutions	11.1%	14.0%	13.1%
Power Transmission Solutions	23.0%	30.8%	20.6%
Consolidated	19.4%	20.7%	18.6%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	3.2%	1.8%	4.7%
Climate Solutions	14.1%	8.8%	9.9%
Power Transmission Solutions	6.8%	(4.4)%	6.7%
Consolidated	7.2%	3.7%	6.7%

Income from Operations	$252.8	$121.5	$208.0
Interest Expense	60.2	39.1	42.4
Interest Income	4.3	7.9	4.9
Income before Taxes	196.9	90.3	170.5
Provision for Income Taxes	48.4	54.2	44.5
Net Income	148.5	36.1	126.0
Net Income Attributable to Noncontrolling Interests	5.2	5.1	6.0
Net Income Attributable to Regal Beloit Corporation	$143.3	$31.0	$120.0

Fiscal Year Ended 2015 Compared to Fiscal Year Ended 2014
Net sales for fiscal 2015 were $3.5 billion, a 7.8% increase compared to fiscal 2014 net sales of $3.3 billion. The increase consisted of 16.6% acquisition growth, net of dispositions, partially offset by an organic decrease of 6.0% which includes the impact of three fewer shipping days in the fiscal 2015 as compared to the fiscal 2014, and a negative foreign currency translation impact of 2.8%. Gross profit increased $135.9 million or 17.0% primarily due to the recently acquired PTS business as well as the execution of a number of our simplification programs. In addition, gross profit benefited from $4.9 million in tariff refunds related to the Generalized System of Preferences ("GSP"), of which $3.8 million is attributable to the 2013 and 2014 fiscal years, and $1.1 million is attributable to first and second quarters of the 2015 fiscal year. Gross profit also included the recognition of the inventory step up in cost of goods sold of $20.7 million due to purchase accounting adjustments related to the PTS acquisition and restructuring expenses of $7.7 million. Operating expenses increased $4.6 million or 0.7% primarily due to incremental operating expenses associated with the recently acquired PTS business. Operating expenses included the unfavorable impact of goodwill impairment charges of $79.9 million, the impact of the Venezuelan asset write down of $12.8 million, acquisition related transaction costs of $9.1 million, and restructuring expenses of $1.2 million. These unfavorable impacts were partially offset by a gain on sale of real estate of $3.4 million, benefits of the simplification initiative and tighter cost controls compared to the prior year.

Net sales for the Commercial and Industrial Systems segment for fiscal 2015 were $1.7 billion, an 8.7% decrease compared to fiscal 2014 net sales of $1.9 billion. The decrease consisted of 6.3% negative organic growth and 3.9% unfavorable foreign currency translation partially offset by 1.5% acquisition growth. Organic sales declines were primarily driven by decreased volume in the oil and gas end markets and weaker demand in Asia. Gross profit decreased $27.1 million or 5.8% primarily due to lower sales, product mix and the impact of lower production on the absorption of costs, largely offset by simplification programs and a benefit of $0.9 million in duty refunds related to the GSP tariff rebate. Gross profit also included restructuring expenses of $6.0 million. Operating expenses decreased $47.5 million or 10.9%. Operating expenses included the unfavorable impact of goodwill impairment charges of $79.9 million, the impact of the Venezuelan asset write down of $12.8 million, and restructuring expenses of $0.8 million. These unfavorable impacts were partially offset by the benefits of the simplification initiative, tighter cost controls, lower compensation expense and amortization expense compared to the same period in the prior year.

Net sales for the Climate Solutions segment for fiscal 2015 were $1.0 billion, an 8.2% decrease compared to fiscal 2014 net sales of $1.1 billion. The decrease consisted of 6.7% negative organic growth and 1.6% unfavorable foreign currency translation. Organic sales declines were primarily driven by the impact of the SEER 13 pre-build and the impact of lower commodity costs on our two-way material price contracts. Gross profit increased $3.4 million or 1.3% primarily due to benefits from the simplification initiative, a benefit of $3.8 million in duty refunds related to the GSP tariff rebate, and higher production costs and operating inefficiencies experienced in 2014, partially offset by restructuring expenses of $1.3 million. Operating expenses decreased $43.6 million or 27.4% primarily due to benefits of the simplification initiative, tighter cost controls, lower compensation expense, lower amortization expense, and no impairment charges compared to the same period in the prior year. Operating expenses included the unfavorable impact of restructuring expenses of $0.2 million offset by the favorable impact of a gain on the sale of real estate of $3.4 million.

Net sales for the Power Transmission Solutions segment for fiscal 2015 were $773.6 million, a 190.6% increase compared to fiscal 2014 net sales of $266.2 million. The increase was driven by acquisition growth of 192.6%, partially offset by 1.1% negative organic growth and 1.0% unfavorable foreign currency translation. Gross profit increased $159.6 million or 227.0% primarily due to the PTS Acquisition partially offset by the recognition of the inventory step up in cost of goods sold of $20.7 million due to purchase accounting adjustments related to the PTS acquisition, and restructuring expenses of $0.4 million. Operating expenses increased $95.7 million or 116.7% driven primarily by incremental operating expenses associated with the PTS acquisition, as well as $9.1 million of acquisition related transaction costs and $0.2 million of restructuring expenses partially offset by prior year impairment charges that did not recur in fiscal 2015.

The increase in interest expense was due primarily to a higher level of borrowings to finance acquisitions in fiscal 2015. The decrease in interest income was due primarily to a decrease in invested cash.

The effective tax rate for fiscal 2015 was 24.6% compared to 60.0% for fiscal 2014. The decrease in the effective tax rate was due primarily to the fiscal 2014 non-deductible goodwill impairment. The lower effective tax rate in fiscal 2015 as compared to the 35% statutory U.S. Federal income tax rate is driven by the mix of earnings and lower foreign tax rates.

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

Cash flow provided by operating activities was $381.1 million for fiscal 2015, a $82.9 million increase from fiscal 2014. The increase was primarily the result of the lower investment in net working capital and increased net income from PTS in fiscal 2015 as compared to fiscal 2014.

Cash flow provided by operating activities was $298.2 million for fiscal 2014, a $6.8 million decrease from fiscal 2013. The decrease was primarily the result of the higher investment in net working capital in fiscal 2014 as compared to fiscal 2013.

Cash flow used in investing activities was $1.5 billion for fiscal 2015, compared to $204.9 million used in fiscal 2014. The $1.3 billion increase was primarily due to the higher investment in acquisitions. Business acquisitions were $1.4 billion in fiscal 2015 compared to $128.2 million in fiscal 2014. Capital expenditures were $92.2 million in fiscal 2015 compared to $83.6 million in fiscal 2014.

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

Our commitments for property, plant and equipment as of January 2, 2016 were approximately $9.7 million. In fiscal 2016, we anticipate capital spending to be approximately $85.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2016. We anticipate funding fiscal 2016 capital spending with operating cash flows.
Cash flow provided by financing activities was $1.0 billion for fiscal 2015, compared to cash flow used in financing activities of $218.0 million for fiscal 2014. Fiscal 2015 financing cash inflows was driven by long term debt borrowings of $1.3 billion offset by debt repayments of $132.3 million. We paid $40.2 million in dividends to shareholders in fiscal 2015, compared to $37.8 million in fiscal 2014.

Cash flow used in financing activities was $218.0 million for fiscal 2014, compared to cash flow used in financing activity of $90.9 million for fiscal 2013. Fiscal 2014 financing cash flows was driven by debt repayments of $150.4 million and share repurchases of $35 million. We paid $37.8 million in dividends to shareholders in fiscal 2014, compared to $35.1 million in fiscal 2013.

Our working capital was $1.0 billion at January 2, 2016 and January 3, 2015. At January 2, 2016, our current ratio (which is the ratio of our current assets to current liabilities) was 2.7:1 compared to 2.8:1 at January 3, 2015. Our current ratio decreased primarily due to lower cash balances of $81.2 million at January 2, 2016.

The following table presents selected financial information and statistics as of January 2, 2016 and January 3, 2015 (in millions):

	January 2,	January 3,
	2016	2015
Cash and Cash Equivalents	$252.9	$334.1
Trade Receivables, Net	462.0	447.5
Inventories, Net	775.0	691.7
Working Capital	1,022.4	1,023.8
Current Ratio	2.7:1	2.8:1

At January 2, 2016, our cash and cash equivalents totaled $252.9 million. At January 2, 2016, $238.6 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.

Predominately all of our expenses are paid in cash, often with payment term provisions that include early payment discounts and time elements. We believe that our ability to generate positive cash flow coupled with our available revolving credit balance will be sufficient to fund our operations for the foreseeable future. We focus on optimizing our investment in working capital through improved and enforced payment terms, maintaining an optimal level of inventory and operational efficiencies. Additionally, we believe that our capital expenditures for maintenance of equipment and facilities will be consistent with prior levels and not present a funding challenge.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Pension Liabilities and Other Post Retirement Benefits

Pension and other post retirement benefits of $105.9 million at January 2, 2016 increased $40.9 million from $65.0 million at January 3, 2015 primarily due to (i) the PTS Acquisition and assumption of $42.6 million of pension liabilities and other post retirement benefits and (ii) a 40 basis point increase in the weighted average discount rate from 4.2% to 4.6%.

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At January 2, 2016 we had borrowings under the Multicurrency Revolving Facility in the amount of $3.0 million, $32.9 million of standby letters of credit issued under the facility, and $464.1 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The average daily balance in borrowings under the Multicurrency Revolving Facility was $48.2 million and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the year ended January 2, 2016. The weighted average interest rate on the Term Facility was 1.8% for the year ended January 2, 2016. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At January 2, 2016, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at January 2, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At January 2, 2016, the interest rate was 1.1%.
We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Consolidated Financial Statements).
Compliance With Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of January 2, 2016.

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
Other Notes Payable

At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average interest rate of 2.5%. At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of our total debt was $1,758.2 million and $666.8 million as of January 2, 2016 and January 3, 2015, respectively.

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

We are, from time to time, party to other litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. We accrue for anticipated costs in defending against such lawsuits in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit will have a material effect on our results of operations, financial position or cash flows.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
The following is a summary of our contractual obligations and payments due by period as of January 2, 2016 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$57.9	$22.1	$4.6	$267.7	$352.3
1 - 3 years	502.0	22.8	7.9	—	532.7
3 - 5 years	963.6	8.3	8.6	—	980.5
More than 5 years	430.9	7.0	18.0	—	455.9
Total	$1,954.4	$60.2	$39.1	$267.7	$2,321.4
(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities, currency and interest rate swap agreements. Accordingly, these obligations are not included above in the table of contractual obligations. The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after 2016 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of January 2, 2016.
(2) Variable rate debt based on January 2, 2016 rates. Subsequent to January 2, 2016, and in conjunction with the acquisition of PTS, we entered into a $1.25 billion Credit Agreement that has a LIBOR-based floating rate. See also Note 7 of Notes to the Consolidated Financial Statements.
We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”
At January 2, 2016, we had outstanding standby letters of credit totaling approximately $32.9 million. We had no other material commercial commitments.
We did not have any material variable interest entities as of January 2, 2016 or January 3, 2015. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.
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
Purchase Accounting and Business Combinations
Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We, with the assistance of outside specialists as necessary, use estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. We may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

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
We use a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, we apply performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to our reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue and operating income projections and terminal value rates because such assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.
The calculated fair values for our 2015 impairment testing exceeded the carrying values of the reporting units for a majority of our reporting units. Our three largest reporting units comprise approximately 80.4% of consolidated goodwill and had a combined estimated fair value 37.4% higher than carrying value. There were certain reporting units (representing 8.2% of goodwill before impairment) where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems segment includes reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices remained depressed throughout 2015 with pronounced declines in the fourth quarter of 2015 and into 2016. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in China have contributed to the reduced expected cash flows for one of our reporting units in this region. An implied goodwill amount was calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). The total goodwill impairment charge related to these reporting units was $79.9 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income. Except for the reporting units described above, there were no reporting units that had an estimated fair value less than 10% over carrying value.
The calculated fair values for our 2014 impairment testing exceeded the carrying values of the reporting units for a majority of our reporting units. Our three highest reporting units comprise approximately 71% of consolidated goodwill and had a combined estimated fair value 37% higher than carrying value. There were certain reporting units (representing 12.7% of goodwill before impairment) where the calculated fair values were less than the carrying values. There were certain reporting units where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems segment and the Power Transmission Solutions segment include reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices saw a sharp decline in the latter part of 2014. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in regions such as Australia and New Zealand as well as currency devaluations in Venezuela have contributed to the reduced expected cash flows for our reporting units in these regions. In the Climate Solutions segment, unfavorable customer dynamics impacted one reporting unit's expected cash flows. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). Additionally, our reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during 2014 as a result of the closing of the facility. This resulted in a $1.0 million impairment charge to goodwill. The total goodwill impairment charge related to these reporting units was $119.5 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income. Except for the reporting units described above, there were no reporting units that had an estimated fair value less than 10% over carrying value.
We aggregate our business units by segment for reporting purposes and the majority of our goodwill is within our Power Transmissions Solutions segment (see also Note 5 of Notes to the Consolidated Financial Statements).

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
During 2015, due primarily to the continued decline in crude oil prices that was more pronounced in the fourth quarter of 2015 as well as weak economic conditions in China, indicators related to the future expected cash flows triggered an undiscounted cash flow test of long-lived assets for certain asset groups. The undiscounted cash flows of each asset group tested exceeded its respective carrying value. As a result, no impairment was indicated.
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

Indefinite-Lived Assets
Indefinite-lived intangible assets consist of the trade names associated with the acquired PTS business. They were evaluated for impairment as of November 7, 2015 using a relief from royalty method to determine whether their fair values exceed their respective carrying amounts. The Company determined the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2015, the fair value of indefinite lived intangible assets exceeded the respective carrying value.

Retirement Plans

Most of our domestic employees are participants in defined contribution plans and/or defined benefit pension plans. The defined benefit pension plans covering a majority of our domestic employees have been closed to new employees and frozen for existing employees. Most of our foreign employees are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, particularly the stock market and how actual withdrawal rates, life-spans of benefit recipients and other factors differ from assumptions, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year.

We will be changing the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs beginning in 2016. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. The current methodology for selecting the discount rate was to match the plan's cash flows to that of a theoretical bond portfolio yield curve used to measure the benefit obligation at the beginning of the period. The change will not affect the measurement of the total benefit obligations as the change in service and interest costs is offset in the actuarial gains and losses recorded in other comprehensive income. We are changing to the method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At January 2, 2016, excluding the impact of interest rate swaps, we had $505.6 million of fixed rate debt and $1,231.0 million of variable rate debt. At January 3, 2015, excluding the impact of interest rate swaps, we had $506.1 million of fixed rate debt and $127.7 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at January 2, 2016 would result in a $1.3 million change in after-tax annualized earnings. We have entered into pay fixed/receive LIBOR-based floating interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have been designated as cash flow hedges against forecasted LIBOR-based interest payments.
Details regarding the instruments, as of January 2, 2016, are as follows (in millions):

	Notional		Rate	Rate	Fair Value
Instrument	Amount	Maturity	Paid	Received	(Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(7.8)
As of January 2, 2016, the interest rate swap liability of $(7.8) million was included in Hedging Obligations. As of January 3, 2015, the interest rate swap liability of $(11.9) million was included in Hedging Obligations. The unrealized loss on the effective portion of the contracts net of tax of $(4.9) million and $(7.4) million as of January 2, 2016 and January 3, 2015, respectively, was recorded in AOCI.
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
As of January 2, 2016, derivative currency assets (liabilities) of $1.2 million, $1.0 million, $(30.8) million and $(19.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 3 2015, derivative currency assets (liabilities) of $1.6 million, $(17.5) million and $(10.5) million, are recorded in Prepaid Expenses and Other Current Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the effective portion of the contracts of $(29.8) million net of tax, and $(15.2) million net of tax, as of January 2, 2016 and January 3, 2015, was recorded in AOCI. At January 2, 2016, we had $(3.8) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding currency forward and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on January 2, 2016 (dollars in millions):

			Foreign Exchange Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$339.4	$(40.9)	$33.9	$(33.9)
Chinese Renminbi	233.9	(7.2)	23.4	(23.4)
Indian Rupee	54.5	0.1	5.5	(5.5)
Euro	68.5	0.5	6.9	(6.9)
Canadian Dollar	6.2	(0.4)	0.6	(0.6)
Australian Dollar	10.8	(0.3)	1.1	(1.1)
Thai Baht	3.7	(0.1)	0.4	(0.4)
Japanese Yen	2.7	—	0.3	(0.3)
Great Britain Pound	4.8	(0.1)	0.5	(0.5)
Singapore Dollar	0.5	—	0.1	(0.1)
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
Derivative commodity assets (liabilities) of $5.2 million and $(13.9) million are recorded in Prepaid Expenses and Hedging Obligations (current) respectively, at January 2, 2016. Derivative commodity assets (liabilities) of $2.3 million, $(12.2) million and $(0.1) million are recorded in Prepaid Expenses, Hedging Obligations (current) and Hedging Obligations (noncurrent), respectively, at January 3, 2015. The unrealized (loss) gain on the effective portion of the contracts of $(5.4) million net of tax and $(6.2) million net of tax, as of January 2, 2016 and January 3, 2015, respectively, was recorded in AOCI. At January 2, 2016, we had an additional $(3.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on January 2, 2016 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$59.4	$(8.4)	$5.9	$(5.9)
Aluminum	4.2	(0.3)	0.4	(0.4)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance related to hedging activities of $(47.5) million loss at January 2 2016 includes $(26.6) million of net current deferred losses expected to be realized in the next twelve months.
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

ITEM 8 - Financial Statements and Supplementary Data

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Net Sales	$911.7	$801.2	$942.2	$850.4	$882.3	$829.8	$773.5	$775.6
Gross Profit	220.9	194.4	251.4	211.0	241.1	203.8	219.8	188.1
Income (Loss) from Operations	63.6	69.7	103.2	87.7	100.1	74.7	(14.1)	(110.6)
Net Income (Loss)	37.9	45.0	64.9	58.1	64.3	48.8	(18.6)	(115.8)
Net Income (Loss) Attributable to Regal Beloit Corporation(2), (3)	36.4	43.8	62.8	56.2	63.4	47.5	(19.3)	(116.5)
Earnings (Loss) per Share Attributable to Regal Beloit Corporation (4):
Basic	0.81	0.97	1.40	1.24	1.42	1.06	(0.43)	(2.61)
Assuming Dilution	0.81	0.96	1.39	1.24	1.41	1.05	(0.43)	(2.61)
Weighted Average Number of Shares Outstanding
Basic	44.7	45.1	44.8	45.2	44.8	44.9	44.7	44.7
Assuming Dilution	45.1	45.4	45.2	45.5	45.1	45.2	44.7	44.7
Net Sales (1)
Commercial and Industrial Systems	$456.4	$453.5	$441.0	$479.0	$426.8	$472.3	$370.7	$451.2
Climate Solutions	280.4	285.1	286.1	303.5	264.4	290.0	210.3	256.2
Power Transmission Solutions	174.9	62.6	215.1	67.9	191.1	67.5	192.5	68.2
Income (Loss) from Operations
Commercial and Industrial Systems	33.3	37.2	41.5	47.0	38.8	33.6	(59.7)	(84.2)
Climate Solutions	33.4	26.3	43.7	33.1	40.7	33.1	28.9	7.1
Power Transmission Solutions	(3.1)	6.2	18.0	7.6	20.6	8.0	16.7	(33.5)
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

(2) Included in the fourth quarter 2015 results was a goodwill impairment of $79.9 million ($58.1 million after tax).
(3) Included in the fourth quarter 2014 results were goodwill impairments of $118.5 million and asset impairments and other, net of $40.0 million ($146.3 million after tax). A goodwill impairment of $1.0 million was recorded earlier in 2014.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2016. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of January 2, 2016, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria. Management excluded from its assessment the internal control over financial reporting at the Power Transmission Solutions business ("PTS"), which was acquired on January 30, 2015 and whose financial statements constitute 34.3% of total assets, 14.6% of net sales, and 5.7% of net operating income of the total consolidated financial statement amounts as of and for the year ended January 2, 2016.
Our internal control over financial reporting as of January 2, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regal Beloit Corporation
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regal Beloit Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, WI
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regal Beloit Corporation
Beloit, Wisconsin

We have audited the internal control over financial reporting of Regal Beloit Corporation and subsidiaries (the "Company") as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Power Transmission Solutions business ("PTS"), which was acquired on January 30, 2015 and whose financial statements constitute 34.3% of total assets, 14.6% of net sales, and 5.7% of operating income of the total consolidated financial statement amounts as of and for the year ended January 2, 2016. Accordingly, our audit did not include the internal control over financial reporting at PTS. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2016 of the Company and our report dated March 2, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, WI
March 2, 2016

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net Sales	$3,509.7	$3,257.1	$3,095.7
Cost of Sales	2,576.5	2,459.8	2,312.5
Gross Profit	933.2	797.3	783.2
Operating Expenses	600.5	516.3	494.2
Goodwill Impairment	79.9	119.5	76.3
Asset Impairments and Other, Net	—	40.0	4.7
Total Operating Expenses	680.4	675.8	575.2
Income from Operations	252.8	121.5	208.0
Interest Expense	60.2	39.1	42.4
Interest Income	4.3	7.9	4.9
Income before Taxes	196.9	90.3	170.5
Provision for Income Taxes	48.4	54.2	44.5
Net Income	148.5	36.1	126.0
Less: Net Income Attributable to Noncontrolling Interests	5.2	5.1	6.0
Net Income Attributable to Regal Beloit Corporation	$143.3	$31.0	$120.0
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$3.21	$0.69	$2.66
Assuming Dilution	$3.18	$0.69	$2.64
Weighted Average Number of Shares Outstanding:
Basic	44.7	45.0	45.0
Assuming Dilution	45.1	45.3	45.4

See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	January 2, 2016		January 3, 2015		December 28, 2013
Net Income		$148.5		$36.1		$126.0
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign currency translation adjustments		(94.5)		(55.5)		(22.2)
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of Immaterial Tax Effects		—		(1.0)		—
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(26.6) million in 2015, $(16.9) million in 2014 and $(0.7) million in 2013	$(43.3)		$(27.6)		$(1.1)
Reclassification of Losses Included in Net Income, Net of Tax Effects of $16.5 million in 2015, $3.7 million in 2014, and $5.5 million in 2013	26.8	(16.5)	6.1	(21.5)	9.0	7.9
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $1.8 million in 2015, $(10.2) million in 2014 and $9.7 million in 2013	1.2		(17.6)		16.0
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $1.6 million in 2015, $1.1 million in 2014 and $1.7 million in 2013	2.9	4.1	1.4	(16.2)	2.6	18.6
Other Comprehensive Income (Loss)		(106.9)		(94.2)		4.3
Comprehensive Income (Loss)		41.6		(58.1)		130.3
Less: Comprehensive Income Attributable to Noncontrolling Interest		2.3		2.1		5.9
Comprehensive Income (Loss)Attributable to Regal Beloit Corporation		$39.3		$(60.2)		$124.4
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	January 2, 2016	January 3, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$252.9	$334.1
Trade Receivables, less Allowances of $11.3 million in 2015 and $11.6 million in 2014	462.0	447.5
Inventories	775.0	691.7
Prepaid Expenses and Other Current Assets	145.3	111.2
Total Current Assets	1,635.2	1,584.5
Net Property, Plant and Equipment	678.5	531.5
Goodwill	1,465.6	1,004.0
Intangible Assets, Net of Amortization	777.8	202.3
Deferred Income Tax Benefits	18.6	17.9
Other Noncurrent Assets	16.0	17.0
Total Assets	$4,591.7	$3,357.2

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$336.2	$312.2
Dividends Payable	10.3	9.8
Hedging Obligations	44.7	29.7
Accrued Compensation and Employee Benefits	80.6	75.7
Other Accrued Expenses	134.7	125.5
Current Maturities of Long-Term Debt	6.3	7.8
Total Current Liabilities	612.8	560.7
Long-Term Debt	1,715.6	624.7
Deferred Income Taxes	100.9	66.9
Hedging Obligations	27.6	22.5
Pension and Other Post Retirement Benefits	105.9	65.0
Other Noncurrent Liabilities	46.1	38.1
Contingencies and Commitments (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.7 million and 44.7 million shares issued and outstanding at 2015 and 2014, respectively	0.4	0.4
Additional Paid-In Capital	900.8	896.1
Retained Earnings	1,291.1	1,188.9
Accumulated Other Comprehensive Loss	(255.0)	(151.0)
Total Regal Beloit Corporation Shareholders' Equity	1,937.3	1,934.4
Noncontrolling Interests	45.5	44.9
Total Equity	1,982.8	1,979.3
Total Liabilities and Equity	$4,591.7	$3,357.2
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 29, 2012	$0.4	$903.3	$1,115	$(65.3)	$43.1	$1,996.5
Net Income	—	—	120.0	—	6.0	126.0
Other Comprehensive Income (Loss)				4.4	(0.1)	4.3
Dividends Declared ($0.79 per share)	—	—	(35.6)	—	—	(35.6)
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	0.1	1.4	—	—	—	1.5
Share-based Compensation	—	11.4	—	—	—	11.4
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.1	(2.8)	(1.7)
Balance as of December 28, 2013	$0.5	$916.1	$1,199.4	$(59.8)	$46.2	$2,102.4
Net Income	—	—	31.0	—	5.1	36.1
Other Comprehensive Income (Loss)	—	—	—	(91.2)	(3.0)	(94.2)
Dividends Declared ($0.86 per share)	—	—	(38.6)	—	—	(38.6)
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	0.1	—	—	—	0.1
Share-based Compensation	—	11.9	—	—	—	11.9
Stock Repurchase	(0.1)	(32.0)	(2.9)			(35.0)
Sale of Joint Venture	—	—	—	—	(3.1)	(3.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	143.3	—	5.2	148.5
Other Comprehensive Income (Loss)	—	—	—	(104.0)	(2.9)	(106.9)
Dividends Declared ($0.91 per share)	—	—	(40.7)	—	—	(40.7)
Stock Options Exercised, including Income Tax Benefit and Share Cancellations	—	2.4	—	—	—	2.4
Share-based Compensation	—	13.9	—	—	—	13.9
Stock Repurchase	—	(11.6)	(0.4)			(12.0)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(1.4)	(1.4)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
See accompanying Notes to the Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$148.5	$36.1	$126.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (net of Acquisitions):
Depreciation	95.5	92.0	84.4
Amortization	63.9	46.7	44.1
Goodwill Impairment	79.9	119.5	76.3
Asset Impairments and Other, Net	—	40.0	4.7
Share-based Compensation Expense	13.9	11.9	11.4
Benefit from Deferred Income Taxes	(10.4)	(26.4)	(5.5)
Excess Tax Benefits from Share-based Compensation	(1.3)	(1.3)	(0.8)
Loss on Venezuela Currency Devaluation	1.5	10.4	3.6
Loss (Gain) on Disposition of Assets	2.4	(12.1)	2.0
Loss on Sale of Consolidated Joint Venture	—	1.9	—
Provision for Losses on Receivables	12.2	19.5	2.7
Change in Operating Assets and Liabilities, net of Acquisitions
Receivables	28.6	(3.4)	(19.6)
Inventories	11.1	(55.4)	(52.7)
Accounts Payable	(22.3)	6.9	44.5
Current Liabilities and Other	(42.4)	11.9	(16.1)
Net Cash Provided by Operating Activities	381.1	298.2	305.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(92.2)	(83.6)	(82.7)
Purchases of Investment Securities	(55.4)	(46.7)	(32.2)
Sales of Investment Securities	45.6	44.8	32.9
Business Acquisitions, net of Cash Acquired	(1,401.4)	(128.2)	(38.4)
Additions of Equipment for Operating Leases	—	(4.6)	(8.3)
Grants Received for Capital Expenditures	—	—	1.6
Proceeds from Sale of Consolidated Joint Venture	—	0.9	—
Proceeds from Sale of Assets	15.8	12.5	1.7
Net Cash Used in Investing Activities	(1,487.6)	(204.9)	(125.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	512.0	296.2	20.0
Repayments under Revolving Credit Facility	(526.0)	(279.2)	(20.0)
Proceeds from Short-Term Borrowings	126.1	62.1	46.0
Repayments of Short-Term Borrowings	(126.7)	(61.9)	(46.5)
Proceeds from Long-Term Debt	1,250.0	—	—
Repayments of Long-Term Debt	(132.3)	(150.4)	(55.9)
Dividends Paid to Shareholders	(40.2)	(37.8)	(35.1)
Proceeds from the Exercise of Stock Options	4.1	0.9	1.5
Excess Tax Benefits from Share-based Compensation	1.3	1.3	0.8
Payments of Deferred Purchase Price	—	(5.3)	—
Purchase of Subsidiary Shares from Noncontrolling Interest	(1.4)	—	(1.7)
Financing Fees Paid	(18.0)	—	—
Repurchase of Common Stock	(12.0)	(35.0)	—
Payments of Contingent Consideration	—	(8.6)	—
Distribution to Noncontrolling Interests	(0.3)	(0.3)	—
Net Cash Provided By (Used In) Financing Activities	1,036.6	(218.0)	(90.9)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(11.3)	(7.2)	2
Net (decrease) increase in Cash and Cash Equivalents	(81.2)	(131.9)	90.7
Cash and Cash Equivalents at beginning of period	334.1	466.0	375.3
Cash and Cash Equivalents at end of period	$252.9	$334.1	$466.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for :
Interest	$54.6	$39.9	$41.7
Income Taxes	70.1	58.2	49.6

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

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 2, 2016 was 52 weeks, the fiscal year ended January 3, 2015 was 53 weeks and the fiscal year ended December 28, 2013 was 52 weeks.

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
Accounting for Highly Inflationary Economies
The Company has a subsidiary in Venezuela using accounting for highly inflationary economies. Currency restrictions enacted by the Venezuelan government have the potential to impact the ability of the Company's subsidiary to obtain U.S. dollars in exchange for Venezuelan bolivares fuertes ("Bolivars") at the official foreign exchange rate. In 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD1). The Venezuelan government also introduced an additional auction-based foreign exchange system (SICAD2) which permitted all companies incorporated or domiciled in Venezuela to bid for U.S. dollars. Effective January 3, 2015, the Company concluded that it was appropriate to apply the SICAD2 exchange rate of 51.0 Bolivars per U.S. dollar as the Company believed that this rate best represented the economics of the business activity in Venezuela at that time. As a result, the Company recorded a $10.4 million pretax devaluation charge in the fourth quarter of 2014.
During the first quarter of 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system known as the SIMADI. The Company adopted the SIMADI rate after its introduction. The SIMADI exchange rate was approximately 193 Venezuelan Bolivars to the U.S. dollar as of April 4, 2015. The adoption of the SIMADI resulted in a $1.5 million pretax devaluation charge during the first quarter 2015.

Controls imposed by the Venezuelan government include import authorization controls, currency exchange and payment controls, price controls and recently enacted labor rate controls. While government restrictions and exchange rate mechanisms place some limits on the Company's business decisions, the consolidated financial statements reflect the Venezuela operations as a controlled subsidiary. The Company will continue to monitor developments in Venezuela to assess if government restrictions and exchange rate controls evolve such that the Company no longer has effective control of business operations.

In late 2015, the Company decided to wind down its business in Venezuela due to inability of collecting payments on its receivables from certain customers in Venezuela, the difficulties in obtaining local currency and the increased economic uncertainty in that country. In the fourth quarter of fiscal 2015 in connection with the decision to wind down the business in Venezuela, the Company wrote off net assets of $12.8 million.

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

pension and post retirement assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; retirement benefits; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
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
Revenue Recognition
The Company generally recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Estimated discounts and rebates are recorded as a reduction of gross sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping are recorded in Cost of Sales and handling costs incurred in connection with selling and distribution activities are recorded in Operating Expenses.
The Company has certain operating leases in the oil and gas industry where revenue is recognized over the term of the lease. The lease revenue is not material for all fiscal periods presented. The related net leased assets were not material at January 2, 2016 or January 3, 2015 and were included in Other Noncurrent Assets.
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2015, fiscal 2014 or fiscal 2013.
Research and Development
The Company performs research and development activities relating to new product development and the improvement of current products. The Company's research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficient products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. The Company's research and development efforts tend to be targeted toward developing new products that would allow it to gain additional market share, whether in new or existing segments. While these costs make up an insignificant portion of operating expenses in the Power Transmission Solutions segment, they are more substantial in the Climate Solutions and Commercial and Industrial Systems segments. In particular, a large driver of research and development efforts in the Climate Solutions and Commercial and Industrial Systems segments is energy efficiency.
Research and development costs are expensed as incurred. For fiscal 2015, 2014 and 2013, research and development costs were $30.1 million, $32.9 million and $28.3 million, respectively. Research and development costs are recorded in Operating Expenses.
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
Inventories
The approximate percentage distribution between major classes of inventory at year end is as follows:

	January 2, 2016	January 3, 2015
Raw Material and Work In Process	45%	45%
Finished Goods and Purchased Parts	55%	55%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 42% of the Company's inventory at January 2, 2016 and 52% at January 3, 2015 was determined using the LIFO method. If all inventories were valued on the FIFO method, they would have increased by $28.0 million and $47.2 million as of January 2, 2016 and January 3, 2015, respectively. Material, labor and factory overhead costs are included in the inventories.
The Company reviews inventories for excess and obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, the Company records an excess and obsolete reserve.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method.

The Company evaluates amortizing intangibles whenever events or circumstances have occurred that may indicate that carrying values may not be recoverable. If an indicator is present, the Company evaluates carrying values as compared to undiscounted estimated future cash flows. If such estimated future cash flows are less than carrying value, an impairment would be recognized. See also "Long-Lived Assets" in this footnote for the results and additional details of the impairment of certain long-lived assets and related charges in fiscal 2014.

Indefinite-lived intangible assets consist of trade names associated with the acquired Power Transmission Solutions business. They were evaluated for impairment as of November 7, 2015 using a relief from royalty method to determine whether their fair values exceed their respective carrying amounts. The Company determined the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2015, the fair value of indefinite lived intangible assets exceeded their respective carrying value.

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

The Company evaluates property, plant and equipment whenever events or circumstances have occurred that may indicate that carrying values may not be recoverable. If an indicator is present, the Company evaluates carrying values as compared to undiscounted estimated future cash flows. If such estimated future cash flows are less than carrying value, an impairment would be recognized. See also "Long-Lived Assets" in this footnote for the results and additional details of the impairment of certain long-lived assets and related charges in fiscal 2014.

Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	January 2, 2016	January 3, 2015

Land and Improvements		$80.7	$68.8
Buildings and Improvements	3-50	276.9	235.4
Machinery and Equipment	3-15	926.7	812.1
Property, Plant and Equipment		1,284.3	1,116.3
Less: Accumulated Depreciation		(605.8)	(584.8)
Net Property, Plant and Equipment		$678.5	$531.5

Commitments for property, plant and equipment purchases were $9.7 million at January 2, 2016.
Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company performs the required annual goodwill impairment test as of the end of the October fiscal month.
The Company uses a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue and operating income projections and terminal value rates because such assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.
The calculated fair values for the Company's 2015 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. There were certain reporting units where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems segment includes reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices remained depressed throughout 2015 with pronounced declines in the fourth quarter of 2015 and into 2016. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in China have contributed to the reduced expected cash flows for one of the reporting units in this region. An implied goodwill amount was calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). The total goodwill impairment charge related to these reporting units was $79.9 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income.

The calculated fair values for the Company’s 2014 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. There were certain reporting units where the calculated fair values were less than the carrying values. The Commercial and Industrial Systems segment and the Power Transmission Solutions segment include reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices saw a sharp decline in the latter part of 2014. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in regions such as Australia and New Zealand as well as currency devaluations in Venezuela have contributed to the reduced expected cash flows for our reporting units in these regions. In the Climate Solutions segment, unfavorable customer dynamics impacted one reporting unit's expected cash flows. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). Additionally, the Company’s reporting unit related to technology that had been deemed substantially impaired during the fourth quarter of 2013 was deemed fully impaired during 2014 as a result of the closing of the facility. This resulted in a $1.0 million impairment charge to goodwill. The total goodwill impairment charge related to these reporting units was $119.5 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income.

The calculated fair values for the Company's 2013 impairment testing exceeded the carrying values of the reporting units for a majority of the Company's reporting units. There were certain reporting units where the calculated fair values were less than the carrying values. Reporting units within the Commercial and Industrial Systems and Climate Solutions segments experienced declines in sales and profitability that were more pronounced in the latter part of fiscal 2013, combined with reduced expected cash flow from weak economic conditions in regions such as Australia, India and Europe. Another reporting unit had reduced future cash flows from a slower than expected adoption of switched reluctance motor technology. In the Power Transmission Solutions segment, a reporting unit's expected cash flows were reduced by weak sales for the hydraulic fracturing market within the oil and gas industry. An implied goodwill amount was then calculated as a required second step in the testing, using the estimated fair value of all assets and liabilities of the reporting unit as if the unit had been acquired in a business combination. The resulting implied fair value of goodwill is a Level 3 asset measured at fair value on a non-recurring basis (see also Note 14 of the Notes to the Consolidated Financial Statements for fair value definitions). The total goodwill impairment charge related to these reporting units was $76.3 million and was recorded in Goodwill Impairment within the Consolidated Statements of Income.
Long-Lived Assets
The Company evaluates the recoverability of the carrying amount of property, plant and equipment and amortizing intangible assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value.
During 2015, due primarily to the continued decline in crude oil prices that was more pronounced in the fourth quarter of 2015 as well as weak economic conditions in China, indicators related to the future expected cash flows triggered an undiscounted cash flow test of long-lived assets for certain asset groups. The undiscounted cash flows of each asset group tested exceeded its respective carrying value. As a result, no impairment was indicated.
During 2014, due primarily to unfavorable customer dynamics and the effects of the sharp decline in the price of oil, the carrying amounts of intangible and other long-lived assets for two reporting units within the Climate Solutions and Power Transmission Solutions segments were deemed to be not fully recoverable. Fair value was determined using the discounted cash flows from the Company's internal cash flow projections and a discount rate indicative of the return an investor would expect to receive for investing in the asset which are Level 3 measurements. As a result, intangible and other long-lived asset impairments of $26.2 million were recognized related to hydraulic fracturing equipment used in the oil and gas end markets. Technology and other long-lived asset impairments were recognized related to products used in hermetic climate applications of $13.8 million. Such impairments were recognized in Asset Impairments and Other, Net.

During 2013 indicators related to the future expected cash flows of certain reporting units in the Commercial and Industrial Systems segment triggered a detailed undiscounted cash flow test of long-lived assets, which included intangible assets. Discounted cash flows were determined as discussed above, which are Level 3 measurements. As a result, in-process research and development technology intangible impairments totaling $16.2 million, related to switched reluctance technology, and $0.8 million of customer relationship intangible impairments related to a European motor distribution reporting unit were impaired and recognized in Asset Impairments and Other, Net.

During the year ended December 28, 2013, the Company recognized a loss on certain intangible asset impairments as discussed above, which was netted with a related gain of $12.3 million from a fair value adjustment for a contingent consideration liability related to one of the reporting units (see Note 14 of Notes to the Consolidated Financial Statements).

The details were as follows (in millions):

	Commercial & Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Impairments during 2014:
Impairment of Intangible Assets	$—	$7.8	$11.1	$18.9
Impairment of Property, Plant and Equipment	—	6.0	15.1	21.1
Asset Impairments and Other, Net	$—	$13.8	$26.2	$40.0

Impairments during 2013:
Impairment of Technology Intangible Assets	$16.2	$—	$—	$16.2
Impairment of Customer Relationships Intangible Assets	0.8	—	—	0.8
Less: Gain from Adjustment to the Fair Value of a Contingent Consideration Liability	12.3	—	—	12.3
Asset Impairments and Other, Net	$4.7	$—	$—	$4.7

Earnings per Share (“EPS”)
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of these shares were 0.7 million in 2015, 0.3 million in 2014 and 0.7 million in 2013. The following table reconciles the basic and diluted shares used in EPS calculations for the years ended (in millions):

	2015	2014	2013
Denominator for Basic EPS	44.7	45.0	45.0
Effect of Dilutive Securities	0.4	0.3	0.4
Denominator for Diluted EPS	45.1	45.3	45.4
Retirement and Post Retirement Plans
The Company's domestic employees are covered by defined contribution plans and approximately half of the Company's employees are covered by defined benefit plans. The defined benefit pension plans have been closed to new employees and frozen for existing employees. Most of the Company's foreign employees are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension and other post retirement plans are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases and health care cost trend rates.
Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, life-spans of benefit recipients and other factors, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year.
Derivative Financial Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Any fair value changes are recorded in Net Income or Accumulated Other Comprehensive Loss as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.
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
Foreign Currency Translation
For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of Shareholders' Equity. Pursuant to accounting rules guiding highly inflationary currency, the Company does not translate its Venezuelan subsidiary's financial statements as its functional currency is the U.S. dollar.
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
The components of the ending balances of Accumulated Other Comprehensive Loss ("AOCI") are as follows (in millions):

	2015	2014
Foreign Currency Translation Adjustments	$(172.1)	$(80.5)
Hedging Activities, net of tax of $(29.1) in 2015 and $(19.0) in 2014	(47.5)	(31.0)
Pension and Post Retirement Benefits, net of tax of $(19.8) in 2015 and $(23.4) in 2014	(35.4)	(39.5)
Total	$(255.0)	$(151.0)
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
Fair Values of Financial Instruments
The fair values of cash equivalents and term deposits approximate their carrying values due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. The fair value of debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings as further described in Note 7 of Notes to the Consolidated Financial Statements. The fair value of pension assets, derivative instruments and contingent purchase price obligations is determined based on the methods disclosed in Notes 8 and 14 of Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2015-17 retrospectively as of October 4, 2015. The Consolidated Balance Sheet as of January 3, 2015 has been recast to conform to the provisions of ASU 2015-17 and current Deferred Income Tax Benefits of $67.0 million were reclassified to non-current Deferred Income Tax Benefits and non-current Deferred Income Taxes.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. This ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, in a business combination, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company is required to apply these new requirements prospectively for fiscal years beginning after December 15, 2015, including interim periods therein. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, companies are required to measure inventory using the lower of cost and net realizable value, which is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU impacts companies who use the first-in, first-out method (FIFO), the average costing method, or methods of inventory measurement other than the last-in, first-out (LIFO) and retail inventory methods, which have been excluded from the scope of this ASU due to the substantial cost and burden of transitioning these methods. The Company is required to apply these new requirements prospectively for fiscal years beginning after December 15, 2016, including the interim periods therein. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share ("NAV") (or its Equivalent). This ASU removes from the fair value hierarchy investments for which the practical expedient is used to measure fair value at NAV. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, entities must provide the disclosure only for investments for which they elect to use the NAV practical expedient to determine fair value. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The Company adopted this ASU on a prospective basis as of and for the year-ended January 2, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt. ASU 2015-03 is effective for the Company on January 3, 2016, with early adoption permitted. The Company adopted ASU 2015-03 on a retrospective basis as of and for the year-ended January 2, 2016. The adoption of this standard resulted in a $1.3 million reduction of Total Assets which reduced outstanding debt on the January 3, 2015 Consolidated Balance Sheet.

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

(4) Acquisitions and Divestitures
The results of operations for acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. Acquisition-related expenses were $9.1 million during 2015, $5.8 million during 2014 and $3.9 million during 2013.

2015 Acquisitions
PTS
On January 30, 2015, the Company acquired the Power Transmission Solutions business of Emerson Electric Co. ("PTS") for $1,408.9 million in cash through a combination of stock and asset purchases. PTS is a global leader in highly engineered power transmission products and solutions. The business manufactures, sells and services bearings, couplings, gearing, drive components and conveyor systems. PTS is included in the Power Transmission Solutions segment. The Company acquired PTS because management believes it diversifies the Company's end market exposure, provides complementary products, expands and balances the Company's product portfolio, and enhances its margin profile.
On January 30, 2015, the Company entered into a Credit Agreement for a 5-year unsecured term loan facility in the principal amount of $1.25 billion, which was drawn in full by the Company on January 30, 2015, in connection with the closing of the acquisition of PTS (see also Note 7 of Notes to the Consolidated Financial Statements).
The acquisition of PTS was accounted for as a purchase in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, trade names, and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The Company estimates approximately 65% of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating certain contingent and environmental liabilities.
The preliminary purchase price allocation for PTS was as follows (in millions):

As of January 30, 2015
Current assets	$20.3
Trade receivables	69.4
Inventories	108.8
Property, plant and equipment	184.4
Intangible assets	648.2
Goodwill	564.6
Total assets acquired	1,595.7
Accounts payable	57.2
Current liabilities assumed	31.6
Long-term liabilities assumed	98.0
Net assets acquired	$1,408.9
The valuation of the net assets acquired of $1,408.9 million was classified as Level 3 in the valuation hierarchy (Note 14 of the Notes to the Consolidated Financial Statements for the definition of Level 3 inputs). The Company valued property, plant and equipment using both a market approach and a cost approach depending on the asset. Intangible assets were valued using the present value of projected future cash flows and significant assumptions included royalty rates, discount rates, customer attrition and obsolescence factors.

The components of Intangible Assets included as part of the PTS acquisition was as follows (in millions):

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer Relationships	17.0	$462.8
Technology	14.5	63.5
Intangible assets subject to amortization	16.7	526.3
Non-amortizable intangible assets
Trade Names	-	121.9
Intangible assets		$648.2
Net sales from PTS were $512.9 million for the year ended January 2, 2016. Operating income from PTS was $14.5 million for the year ended January 2, 2016. Purchase accounting inventory adjustments and transaction costs of $29.8 million were included in the PTS operating income for the year ended January 2, 2016.

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
Cemp s.r.l.
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
The acquisition of Cemp was accounted for as a purchase in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and other growth opportunities. The Company does not expect the amount of goodwill be deductible for income tax purposes under current Italian tax law.
The purchase price allocation for Cemp was as follows:

November 19, 2013
Current assets	$3.1
Trade receivables	6.6
Inventories	7.8
Property, plant and equipment	3.7
Intangible assets, subject to amortization	12.6
Goodwill	14.8
Total assets acquired	48.6
Accounts payable	5.5
Current liabilities assumed	3.0
Long-term liabilities assumed	5.5
Net assets acquired	$34.6

RAM
On February 8, 2013, the Company acquired the RAM motor business previously owned by Schneider Electric for $6.0 million. This business manufactures hermetic motors from 250 horsepower to 2,500 horsepower for commercial HVAC applications and is reported in the Commercial and Industrial Systems segment. The Company acquired RAM because management determined it was a strategic fit for the Commercial and Industrial Systems segment.
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

Joint Venture
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

Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma financial information presents the financial results for the fiscal years 2015 and 2014 as if the acquisition of PTS had occurred on December 29, 2013. As a practical expedient, the Company has used the audited stand-alone financial statements of PTS for the year ended September 30, 2014 to estimate pro-forma results for the year ended January 3, 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

	Fiscal 2015	Fiscal 2014
Pro forma net sales	$3,558.3	$3,864.4
Pro forma net income attributable to the Company	174.8	63.1

Basic earnings per share as reported	$3.21	$0.69
Pro forma basic earnings per share	3.91	1.40

Diluted earnings per share as reported	$3.18	$0.69
Pro forma diluted earnings per share	3.88	1.39

The following unaudited pro forma financial information presents the financial results for the fiscal years 2014 and 2013. Presented are the financial results for 2014 and 2013 as if the acquisitions of Benshaw, Hy-Bon, Cemp and RAM had occurred on December 30, 2012. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

	Fiscal 2014	Fiscal 2013
Pro forma net sales	$3,291.2	$3,240.4
Pro forma net income attributable to the Company	28.8	123.8

Basic earnings per share as reported	$0.69	$2.66
Pro forma basic earnings per share	0.64	2.75

Diluted earnings per share as reported	$0.69	$2.64
Pro forma diluted earnings per share	0.64	2.73

Divestitures

The Company sold its shares of a joint venture located in Shanghai, China ("Jinling") on September 11, 2014 which was previously accounted for as a consolidated joint venture and was reported in the Commercial and Industrial Systems segment. The disposal of Jinling was determined to not qualify for presentation as discontinued operations in the Company's Condensed Consolidated Financial Statements, in accordance with ASU 2014-08. A loss of approximately $1.9 million was recorded in Operating Expenses in the Condensed Consolidated Statements of Income in fiscal 2014.

(5) Goodwill and Intangible Assets
Goodwill
As described in Note 3 of Notes to the Consolidated Financial Statements, the Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. As a result of the annual review, there were certain reporting units where the carrying value, exceeded fair value. See Note 3 of Notes to the Consolidated Financial Statements, "Goodwill" and "Long-Lived Assets" for additional details of the impairments.
The Commercial and Industrial Systems segment includes reporting units that have significant exposure to the volatility in the oil and gas industry. Crude oil prices remained depressed throughout 2015 with pronounced declines in the fourth quarter of 2015 and into 2016. Expected cash flows were also negatively impacted by lower gas and oil prices as lower prices decreased the capital spending of customers these reporting units serve. Weak economic conditions in China have contributed to the reduced expected cash flows for one of our reporting units in this region.
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
The following table presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 28, 2013	$1,081.9	$703.2	$353.6	$25.1
Acquisitions and valuation adjustments	54.5	54.5	—	—
Less: Impairment charges	119.5	100.7	7.7	11.1
Translation adjustments	(12.9)	(11.6)	(1.3)	—
Balance as of January 3, 2015	$1,004.0	$645.4	$344.6	$14.0

Acquisitions and valuation adjustments	559.4	(5.2)	—	564.6
Less: Impairment charges	79.9	79.9	—	—
Translation adjustments	(17.9)	(12.6)	(1.8)	(3.5)
Balance as of January 2, 2016	$1,465.6	$547.7	$342.8	$575.1

Cumulative goodwill impairment charges	$275.7	$244.8	$7.7	$23.2

Intangible Assets
Gross intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	January 3, 2015	Acquisitions	Translation Adjustments	January 2, 2016
Customer Relationships	15	$256.8	$462.8	$(10.6)	$709.0
Technology	11	129.4	63.5	(1.8)	191.1
Trademarks	12	33.1	—	(1.0)	32.1
Patent and Engineering Drawings	5	16.6	—	—	16.6
Non-compete Agreements	5	8.6	—	(0.1)	8.5
		444.5	526.3	(13.5)	957.3
Non-amortizable Trade Names		—	121.9	(0.6)	121.3
Total Gross Intangibles		$444.5	$648.2	$(14.1)	$1,078.6
Accumulated amortization on intangible assets consists of the following:

	January 3, 2015	Amortization	Translation Adjustments	January 2, 2016
Customer Relationships	$122.6	$42.2	$(3.4)	$161.4
Technology	74.9	19.0	(1.0)	92.9
Trademarks	20.1	2.4	(0.7)	21.8
Patent and Engineering Drawings	16.6	—	—	16.6
Non-compete Agreements	8.0	0.3	(0.2)	8.1
Total Accumulated Amortization	$242.2	$63.9	$(5.3)	$300.8
Intangible Assets, Net of Amortization	$202.3			$777.8
The Company's contractual customer relationships are generally short-term in nature. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $63.9 million in fiscal 2015, $46.7 million in fiscal 2014 and $44.1 million in fiscal 2013.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2016	$61.1
2017	54.7
2018	52.9
2019	52.4
2020	49.8

(6) Segment Information
The following sets forth certain financial information attributable to the Company's reporting segments for fiscal 2015, fiscal 2014 and fiscal 2013, respectively (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Fiscal 2015
External sales	$1,694.9	$1,041.2	$773.6	$—	$3,509.7
Intersegment sales	71.2	24.1	4.0	(99.3)	—
Total sales	1,766.1	1,065.3	777.6	(99.3)	3,509.7
Gross profit	441.1	262.2	229.9	—	933.2
Operating expenses	307.2	115.6	177.7	—	600.5
Goodwill impairment	79.9	—	—	—	79.9
Income from operations	54.0	146.6	52.2	—	252.8
Depreciation and amortization	77.5	28.6	53.3	—	159.4
Capital expenditures	52.3	18.5	21.4	—	92.2
Identifiable assets	1,959.5	937.2	1,695.0	—	4,591.7
Fiscal 2014
External sales	$1,856.1	$1,134.8	$266.2	$—	$3,257.1
Intersegment sales	78.2	19.2	5.1	(102.5)	—
Total sales	1,934.3	1,154.0	271.3	(102.5)	3,257.1
Gross profit	468.2	258.8	70.3	—	797.3
Operating expenses	333.9	137.7	44.7	—	516.3
Goodwill impairment	100.7	7.7	11.1	—	119.5
Asset impairments and other, net	—	13.8	26.2	—	40.0
Income (loss) from operations	33.6	99.6	(11.7)	—	121.5
Depreciation and amortization	81.5	45.0	12.2	—	138.7
Capital expenditures	59.6	16.8	7.2	—	83.6
Identifiable assets	2,371.7	842.6	142.9	—	3,357.2
Fiscal 2013
External sales	$1,746.6	$1,098.6	$250.5	$—	$3,095.7
Intersegment sales	73.6	16.6	5.0	(95.2)	—
Total sales	1,820.2	1,115.2	255.5	(95.2)	3,095.7
Gross profit	461.8	252.9	68.5	—	783.2
Operating expenses	311.1	143.6	39.5	—	494.2
Goodwill impairment	64.2	—	12.1	—	76.3
Asset impairments and other, net	4.7	—	—	—	4.7
Income from operations	81.8	109.3	16.9	—	208.0
Depreciation and amortization	67.3	49.0	12.2	—	128.5
Capital expenditures	56.4	17.9	8.4	—	82.7
Identifiable assets	2,591.8	816.2	203.3	—	3,611.3
The Commercial and Industrial Systems segment produces medium and large electric motors, power generation products, high-performance drives and controls, and starters. Applications include general commercial and industrial equipment, commercial HVAC, power generation, and oil and gas.
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
The following sets forth net sales by country in which the Company operates for fiscal 2015, fiscal 2014 and fiscal 2013, respectively (in millions):

	Net Sales
	2015	2014	2013
Geographic Information:
United States	$2,374.3	$2,359.3	$2,017.6
Rest of the World	1,135.4	897.8	1,078.1
	$3,509.7	$3,257.1	$3,095.7
U.S. net sales for 2015, 2014 and 2013 represented 67.6%, 72.4% and 65.2% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets (net property, plant and equipment) by country in which the Company operates for fiscal 2015 and fiscal 2014, respectively (in millions):

	Long-lived Assets
	2015	2014
Geographic Information:
United States	$339.8	$293.5
Mexico	114.6	33.5
China	107.9	107.9
Rest of the World	116.2	96.6
	$678.5	$531.5
No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of January 2, 2016 and January 3, 2015 was as follows (in millions):

	January 2, 2016	January 3, 2015

Term Facility	$1,118.1	$—
Senior Notes	600.0	600.0
Multicurrency Revolving Facility	3.0	—
Revolving Credit Facility	—	17.0
Other	15.5	16.8
Less: Debt Issuance Costs	(14.7)	(1.3)
	1,721.9	632.5
Less: Current Maturities	6.3	7.8
Non-current Portion	$1,715.6	$624.7

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At January 2, 2016 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $3.0 million, $32.9 million of standby letters of credit issued under the facility, and $464.1 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The average daily balance in borrowings under the Multicurrency Revolving Facility was $48.2 million and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the year ended January 2, 2016. The weighted average interest rate on the Term Facility was 1.8% for the year ended January 2, 2016. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At January 2, 2016, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at January 2, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At January 2, 2016, the interest rate was 1.1%.
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

The Prior Revolving Facility permitted borrowing at interest rates based upon a margin above LIBOR. The average balance in borrowings under the Prior Revolving Facility was $20.3 million and the average interest rate was 1.4% in fiscal 2014. At January 3, 2015, the Company had $17.0 million outstanding on the Prior Revolving Facility. The balance on the Prior Revolving Facility was fully paid on January 27, 2015.
Other Notes Payable

At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average interest rate of 2.5%. At January 3, 2015, other notes payable of approximately $16.8 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,758.2 million and $666.8 million as of January 2, 2016 and January 3, 2015, respectively.

Maturities of long-term debt, excluding debt issuance costs, are as follows (in millions):

Year	Amount of Maturity
2016	$10.3
2017	190.4
2018	225.5
2019	125.4
2020	781.6
Thereafter	403.4
Total	$1,736.6

(8) Retirement and Post Retirement Plans
Retirement Plans
The Company's domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic employees have been closed to new employees and frozen for existing employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The domestic employee plans include defined contribution plans and defined benefit pension plans. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $9.9 million, $8.8 million, and $9.1 million in 2015, 2014 and 2013, respectively. Company contributions to non-U.S. defined contribution plans were $9.2 million, $12.6 million and $12.4 million in 2015, 2014, and 2013, respectively.
Benefits provided under defined benefit pension plans are based, depending on the plan, on employees' average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit pension plans is in accordance with federal laws and regulations. The actuarial valuation measurement date for pension plans is as of the 2014 fiscal year end for the year ended January 3, 2015 and pursuant to ASU 2015-04, the calendar year end for the year ended January 2, 2016.
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2015	2014
Equity investments	76%	6.7 - 8.4%	70%	71%
Fixed income	19%	3.7 - 4.4%	26%	24%
Other	5%	7.0%	4%	5%
Total	100%	7.2%	100%	100%

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
The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2015	2014
Change in projected benefit obligation:
Obligation at beginning of period	$194.3	$170.8
Service cost	10.0	2.5
Interest cost	10.7	8.3
Actuarial (gain) loss	(18.2)	27.2
Less: Benefits paid	11.7	13.3
Foreign currency translation	(0.8)	(1.2)
Acquisitions	70.8	—
Obligation at end of period:	$255.1	$194.3
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	126.6	128.6
Actual return on plan assets	(1.0)	8.8
Employer contributions	4.7	3.1
Less: Benefits paid	11.7	13.3
Foreign currency translation	(0.4)	(0.6)
Acquisitions	43.9	—
Fair value of plan assets at end of period	$162.1	$126.6
Funded status	$(93.0)	$(67.7)
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

Pension assets by type and level are as follows (in millions):

	January 2, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.5	$4.5	$—	$—
Common stocks:
Domestic equities	24.9	24.9	—	—
International equities	9.6	9.6	—	—
Common collective trust funds:
Fixed income funds	12.4	—	12.4	—
U.S. equity funds	31.4	—	31.4	—
Mutual funds:
U.S. equity funds	22.3	22.3	—	—
Balanced funds	9.7	9.7	—	—
International equity funds	16.8	16.8	—	—
Fixed income funds	15.0	15.0	—	—
Other	1.0	1.0	—	—
Real estate fund	8.1	—	—	8.1
Global emerging markets fund limited partnership	6.4	—	—	6.4
Total	$162.1	$103.8	$43.8	$14.5

	January 3, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.1	$3.1	$—	$—
Common stocks:
Domestic equities	20.6	20.6	—	—
International equities	8.0	8.0	—	—
Common collective trust funds:
Fixed income funds	9.5	—	9.5	—
U.S. equity funds	23.9	—	23.9	—
Mutual funds:
U.S. equity funds	16.8	16.8	—	—
Balanced funds	6.1	6.1	—
International equity funds	13.8	13.8	—	—
Fixed income funds	12.3	12.3
Other	1.0	1.0	—	—
Real estate fund	6.2	—	—	6.2
Global emerging markets fund limited partnership	5.3	—	—	5.3
Total	$126.6	$81.7	$33.4	$11.5

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

The Level 3 assets noted below represent investments in real estate funds managed by a major U.S. insurance company and a global emerging markets fund limited partnership. Estimated values provided by fund management approximate the cost of the investments. In determining the reasonableness of the methodology used to value the Level 3 investments, the Company evaluates a variety of factors including reviews of economic conditions, industry and market developments, and overall credit ratings.
The global emerging markets fund limited partnership interest is an investment in the Vontobel Global Emerging Markets Fund, which seeks to provide capital appreciation by investing in a diversified portfolio consisting primarily of equity based securities.
The real estate fund can be redeemed on a quarterly basis and paid within two weeks of the request for redemption. The global emerging markets fund limited partnership interest can be redeemed on a monthly basis with immediate payment.
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of January 2, 2016 and January 3, 2015 (in millions).

	January 2, 2016	January 3, 2015
Beginning balance	$11.5	$10.1
Acquisition	1.0	—
Net purchases	1.9	0.7
Net gains	0.1	0.7
Ending balance	$14.5	$11.5
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of January 2, 2016 (in millions).

Fair Value	Significant Unobservable Inputs
$8.1	Exit Capitalization Rate	4.9% to 7.0%
	Discount Rate	6.6% to 8.3%
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of January 3, 2015 (in millions).

Fair Value	Significant Unobservable Inputs
$6.2	Exit Capitalization Rate	5.3% to 7.5%
	Discount Rate	6.8% to 9.5%
The Company recognized the funded status of its defined benefit pension plans on the Balance Sheet as follows (in millions):

	2015	2014
Accrued Compensation and Employee Benefits	$2.7	$2.7
Pension and Other Post Retirement Benefits	90.3	65.0
	$93.0	$67.7

Amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$51.1	$61.5
Prior service cost	1.2	1.4
	$52.3	$62.9
The accumulated benefit obligation for all defined benefit pension plans was $226.9 million and $182.3 million at January 2, 2016 and January 3, 2015, respectively.
The accumulated plan benefit obligation exceeded plan assets for all pension plans as of January 2, 2016 and January 3, 2015.

The following weighted average assumptions were used to determine the projected benefit obligation at January 2, 2016 and January 3, 2015, respectively.

	2015	2014
Discount rate	4.6%	4.2%
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
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended January 2, 2016 and January 3, 2015.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in millions):

	2015	2014	2013
Service cost	$10.0	$2.5	$2.9
Interest cost	10.7	8.3	7.6
Expected return on plan assets	(11.5)	(9.2)	(8.7)
Amortization of net actuarial loss	4.3	2.3	4.1
Amortization of prior service cost	0.2	0.2	0.2
Net periodic benefit cost	$13.7	$4.1	$6.1

Change in benefit obligations recognized in OCI, net of tax
Prior service cost	$0.1	$0.1	$0.1
Net actuarial loss	2.8	1.3	2.5
Total recognized in OCI	$2.9	$1.4	$2.6
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year are $0.2 million, and $3.0 million respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2015, 2014 and 2013, respectively.

	2015	2014	2013
Discount rate	4.2%	5.0%	4.2%
Expected long-term rate of return on assets	7.5%	8.0%	8.0%

The Company made contributions to its defined benefit plan of $4.7 million and $3.1 million for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.
The Company estimates that in 2016 it will make contributions in the amount of $3.4 million to fund its defined benefit pension plans.
The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2016	$12.2
2017	12.7
2018	13.4
2019	14.4
2020	15.1
2021 - 2025	83.3

Post Retirement Health Care Plan

In connection with the PTS acquisition, the Company established an unfunded post retirement health care plan for certain domestic retirees and their dependents.
The following table presents a reconciliation of the benefit obligation of the post retirement health care plan (in millions):

Change in accumulated post retirement benefit obligation	2015
Obligation at beginning of period	$—
Service cost	0.1
Interest cost	0.5
Actuarial loss	2.9
Participant contributions	0.6
Less: Benefits paid	3.1
Acquisitions	15.8
Obligation at end of period	$16.8

The Company recognized the funded status of its post retirement health care plan on the balance sheet as follows (in millions):

2015
Accrued Compensation and Employee Benefits	$1.2
Pension and Other Post Retirement Benefits	15.6
$16.8
Amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$2.9

Net periodic benefit costs for the post retirement health care plan were as follows (in millions):

2015
Service cost	$0.1
Interest cost	0.5
Net periodic benefit cost	$0.6

The estimated net actuarial loss for the post retirement health care plan that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year is $0.2 million.
The discount rate used to measure the benefit as of January 2, 2016 was 4.0%. The health care cost trend rate for 2016 is 7.0% for pre-65 participants and 5.4% for post-65 participants, decreasing to 4.5% in 2025. A one percentage point change in the health care cost trend rate assumption would have a $0.5 million impact on the benefit obligation and an immaterial impact on post retirement benefits expense.

In 2015, the Company contributed $2.5 million to the post retirement health care plan. The Company estimates that, in 2016, it will make contributions of $1.2 million to the post retirement health care plan.
The following post retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2016	$1.2
2017	1.4
2018	1.5
2019	1.6
2020	1.6
2021 - 2025	7.1

(9) Shareholders' Equity
Common Stock
The Company acquired and retired 180,000 shares of its common stock in the quarter ended October 3, 2015 at an average cost of $66.56 per share for a total of $12.0 million. The Company acquired and retired 500,000 shares of its common stock in the third quarter of 2014 at an average cost of $69.94 per share for a total of $35.0 million. The repurchases were under the 3.0 million share repurchase program approved by the Company's Board of Directors. There are approximately 2.3 million shares of our common stock available for repurchase under this program.
Share Based Compensation
The Company recognized approximately $13.9 million, $11.9 million and $11.4 million in share-based compensation expense in 2015, 2014 and 2013, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of January 2, 2016, total unrecognized compensation cost related to share-based compensation awards was approximately $24.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.1 years.
During 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans. Approximately 2.0 million shares were available for future grant or payment under the 2013 Plan at January 2, 2016.
Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock settled stock appreciation rights ("SARs"). Options and SARs generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. For both years ended January 2, 2016 and January 3, 2015, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the three fiscal years ended 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Total intrinsic value of share-based incentive awards exercised	$4.3	$5.2	$4.0
Cash received from stock option exercises	4.1	1.9	1.5
Income tax benefit from the exercise of stock options	1.6	2.0	0.8
Total fair value of share-based incentive awards vested	4.9	5.5	8.5

The assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2015	2014	2013
Per share weighted average fair value of grants	$27.15	$28.01	$23.01
Risk-free interest rate	1.9%	2.0%	1.1%
Expected life (years)	7.0	7.0	7.0
Expected volatility	35.6%	37.7%	38.5%
Expected dividend yield	1.2%	1.2%	1.2%
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
Following is a summary of share-based incentive plan grant activity (options and SARs) for fiscal 2015.

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Exercisable at January 3, 2015	1,488,832	$59.34
Granted	206,500	78.15
Exercised	(129,366)	43.32
Forfeited	(14,925)	66.61
Expired	(2,775)	71.30
Outstanding at January 2, 2016	1,548,266	$63.09	5.7	$5.7
Exercisable at January 2, 2016	953,347	$57.22	4.3	5.7

Compensation expense recognized related to Options and SARs was $5.1 million for fiscal 2015.
As of January 2, 2016, there was $10.9 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.2 years.

The amount of Options and SARs expected to vest is materially consistent with those outstanding and not yet exercisable.

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
Following is a summary of RSA award activity for fiscal 2015:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at January 3, 2015	24,814	$69.53	0.3
Granted	14,400	78.15
Vested	(24,814)	69.53
Forfeited	—	—
Unvested RSAs January 2, 2016	14,400	$78.15	0.4

RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSA's was $1.1 million for fiscal 2015.

As of January 2, 2016, there was $0.4 million of unrecognized compensation cost related to non-vested RSA's that is expected to be recognized as a charge to earnings over a weighted average period of 0.4 years.
Following is a summary of RSU award activity for fiscal 2015:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at January 3, 2015	237,946	$68.28	1.8
Granted	106,600	77.38
Vested	(67,701)	63.86
Forfeited	(8,190)	71.01
Unvested RSUs at January 2, 2016	268,655	$72.91	1.8

RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSU's was $5.9 million for fiscal 2015.
As of January 2, 2016, there was $9.9 million of unrecognized compensation cost related to non-vested RSU's that is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's have a performance period of 3 years. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price as of the grant date depending on the performance criteria for the award.
Following is a summary of PSU award activity for fiscal 2015:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at January 3, 2015	59,115	$68.25	2.0
Granted	30,845	89.98
Vested	—	—
Forfeited	(2,065)	70.97
Unvested PSUs January 2, 2016	87,895	$75.81	1.9

Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.8 million for fiscal 2015 and $1.0 million for fiscal 2014. Total unrecognized compensation expense for all PSUs granted as of January 2, 2016 was $3.3 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

(10) Income Taxes
Income (loss) before taxes consisted of the following (in millions):

	2015	2014	2013
United States	$25.8	$(11.2)	$75.4
Foreign	171.1	101.5	95.1
Total	$196.9	$90.3	$170.5

The provision for income taxes is summarized as follows (in millions):

	2015	2014	2013
Current
Federal	$13.5	$37.8	$15.4
State	0.2	1.5	4.8
Foreign	45.1	41.3	29.8
	$58.8	$80.6	$50.0
Deferred
Federal	$(2.0)	$(21.2)	$6.3
State	(0.9)	(2.0)	0.1
Foreign	(7.5)	(3.2)	(11.9)
	(10.4)	(26.4)	(5.5)
Total	$48.4	$54.2	$44.5
A reconciliation of the statutory Federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.2)%	(0.4)%	1.9%
Domestic production activities deduction	(1.0)%	(2.7)%	(1.4)%
Foreign rate differential - China	(3.3)%	(7.7)%	(4.4)%
Foreign rate differential - All Other	(7.2)%	(4.8)%	(9.2)%
Research and development credit	(4.1)%	(7.4)%	(4.5)%
Statutory tax rate change	—%	—%	(2.6)%
Goodwill impairment	4.0%	42.9%	13.2%
Valuation allowance	—%	4.2%	1.7%
Adjustments to tax accruals and reserves	2.1%	2.4%	(0.2)%
Write down of Venezuelan assets	2.3%	—%	—%
Other	(3.0)%	(1.5)%	(3.4)%
Effective tax rate	24.6%	60.0%	26.1%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $(82.3) million as of January 2, 2016, classified on the consolidated Balance Sheet as a net non-current deferred income tax benefit of $18.6 million and a net non-current deferred income tax liability of $100.9 million. As of January 3, 2015, the Company's net deferred tax liability was $(49.0) million classified on the consolidated Balance Sheet as a net non-current deferred income tax benefit of $17.9 million and a net non-current deferred income tax liability of $66.9 million.

The components of this net deferred tax liability are as follows (in millions):

	January 2, 2016	January 3, 2015
Accrued employee benefits	$72.9	$60.5
Bad debt allowances	4.9	8.8
Warranty accruals	4.9	4.7
Inventory	22.5	9.7
Accrued liabilities	7.4	9.5
Derivative instruments	30.3	19.7
Tax loss carryforward	14.4	16.6
Valuation allowance	(8.2)	(10.1)
Other	4.7	2.8
Deferred tax assets	153.8	122.2
Property related	(46.1)	(37.1)
Intangible items	(190.0)	(134.1)
Deferred tax liabilities	(236.1)	(171.2)
Net deferred tax liability	$(82.3)	$(49.0)
Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized tax benefits, December 29, 2012	$5.7
Gross increases from prior period tax positions	1.1
Gross increases from current period tax positions	0.3
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(0.6)
Unrecognized tax benefits, December 28, 2013	$4.4
Gross increases from prior period tax positions	0.1
Gross increases from current period tax positions	3.6
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(0.2)
Unrecognized tax benefits, January 3, 2015	$5.8
Gross increases from prior period tax positions	—
Gross increases from current period tax positions	4.0
Settlements with taxing authorities	(1.3)
Lapse of statute of limitations	(0.2)
Unrecognized tax benefits, January 2, 2016	$8.3

Unrecognized tax benefits as of January 2, 2016 amount to $8.3 million, all of which would impact the effective income tax rate if recognized.
Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2015, 2014 and 2013, the Company recognized approximately $0.6 million, $(0.2) million and $0.2 million in net interest (income) expense, respectively. The Company had approximately $1.7 million, $1.1 million and $1.3 million of accrued interest as of January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
Due to statute expirations, approximately $0.3 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2011, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2009.

At January 2, 2016, the Company had approximately $14.4 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. At January 3, 2015, the Company had approximately $16.6 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.
Valuation allowances totaling $8.2 million and $10.1 million as of January 2, 2016 and January 3, 2015, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted a tax holiday for some of its Chinese subsidiaries. This tax holiday expires in 2016-2017 and is renewable subject to certain conditions with which the Company expects to comply.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $133.9 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $626.9 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2015 and 2014 (in millions):

	January 2, 2016	January 3, 2015
Beginning balance	$19.3	$19.3
Less: Payments	21.5	20.2
Provisions	20.5	19.6
Acquisitions	0.8	0.7
Translation adjustments	—	(0.1)
Ending balance	$19.1	$19.3

(12) Leases and Rental Commitments
Rental expenses charged to operations amounted to $45.1 million in 2015, $38.3 million in 2014 and $39.5 million in 2013. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2016	$22.1
2017	12.5
2018	10.3
2019	5.5
2020	2.8
Thereafter	7.0

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of January 2, 2016.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings. At January 2, 2016 and January 3, 2015 the Company had $(7.4) million and $(2.2) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had outstanding the following notional amounts to hedge forecasted purchases of commodities (in millions):

	January 2, 2016	January 3, 2015

Copper	$59.4	$137.4
Aluminum	4.2	5.2
As of January 2, 2016, the maturities of commodity forward contracts extended through June 2017.
The Company had outstanding the following notional amounts of currency forward contracts (in millions):

	January 2, 2016	January 3, 2015

Mexican Peso	$339.4	$324.1
Chinese Renminbi	233.9	206.1
Indian Rupee	54.5	51.7
Euro	68.5	17.8
Canadian Dollar	6.2	8.6
Australian Dollar	10.8	4.3
Thai Baht	3.7	3.5
Japanese Yen	2.7	—
Great Britain Pound	4.8	—
Singapore Dollar	0.5	—
As of January 2, 2016, the maturities of currency forward contracts extended through December 2018.
As of January 2, 2016 and January 3, 2015, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $100.0 million (with maturities extending to August 2017).
Fair values of derivative instruments were (in millions):

	January 2, 2016
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations (Noncurrent)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$7.8
Currency contracts	0.7	0.4	29.9	19.5
Commodity contracts	0.1	—	8.7	—
Not designated as hedging instruments:
Currency contracts	0.5	0.6	0.9	0.3
Commodity contracts	5.1	—	5.2	—
Total Derivatives	$6.4	$1.0	$44.7	$27.6

	January 3, 2015
	Prepaid Expenses	Other Noncurrent Assets	Hedging Obligations (Current)	Hedging Obligations (Noncurrent)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$11.9
Currency contracts	1.6	—	15.9	10.3
Commodity contracts	—	—	9.8	0.1
Not designated as hedging instruments:
Currency contracts	—	—	1.6	0.2
Commodity contracts	2.3	—	2.4	—
Total Derivatives	$3.9	$—	$29.7	$22.5

Derivatives Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statements of income and comprehensive income for fiscal 2015, 2014 and 2013 were (in millions):

	Fiscal 2015
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(22.3)	$(46.5)	$(1.1)	$(69.9)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.2	—	0.2
Loss recognized in Cost of Sales	(19.8)	(18.5)	—	(38.3)
Loss recognized in Interest Expense	—	—	(5.2)	(5.2)

	Fiscal 2014
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(18.8)	$(25.2)	$(0.5)	$(44.5)
Amounts reclassified from Other Comprehensive Income (Loss):
(Loss) Gain recognized in Cost of Sales	(7.1)	7.6	—	0.5
Loss recognized in Interest Expense	—	—	(10.3)	(10.3)

	Fiscal 2013
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(11.3)	$8.8	$0.7	$(1.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	(0.9)	—	(0.9)
(Loss) Gain recognized in Cost of Sales	(8.3)	7.5	—	(0.8)
Loss recognized in Interest Expense	—	—	(12.8)	(12.8)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments
The effect of derivative instruments on the consolidated statements of income for fiscal 2015, 2014 and 2013 were (in millions):

	Fiscal 2015
	Commodity Forwards	Currency Forwards	Total
Loss recognized in Operating Expenses	$—	$(8.8)	$(8.8)

	Fiscal 2014
	Commodity Forwards	Currency Forwards	Total
Loss recognized in Cost of Sales	$—	$(1.3)	$(1.3)

	Fiscal 2013
	Commodity Forwards	Currency Forwards	Total
(Loss) Gain recognized in Cost of Sales	$(0.1)	$0.5	$0.4

The net AOCI balance related to hedging activities of $(47.5) million losses at January 2, 2016 includes $(26.6) million of net deferred losses expected to be reclassified to the Statement of Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended January 2, 2016 and January 3, 2015.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	January 2, 2016
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.2	$(1.2)	$—
Derivative Commodity Contracts	5.2	(5.2)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.0	(1.0)	—
Hedging Obligations Current:
Derivative Currency Contracts	30.8	(1.2)	29.6
Derivative Commodity Contracts	13.9	(5.2)	8.7
Hedging Obligations:
Derivative Currency Contracts	19.8	(1.0)	18.8

	January 3, 2015
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.6	$(1.3)	$0.3
Derivative Commodity Contracts	2.3	(2.3)	—
Hedging Obligations Current:
Derivative Currency Contracts	17.5	(1.3)	16.2
Derivative Commodity Contracts	12.2	(2.3)	9.9
Hedging Obligations:
Derivative Currency Contracts	10.5	—	10.5
Derivative Commodity Contracts	0.1	—	0.1

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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 2, 2016 and January 3, 2015, respectively (in millions):

	January 2, 2016	January 3, 2015
			Classification
Assets:
Prepaid expenses and other current assets:
Derivative currency contracts	$1.2	$1.6	Level 2
Derivative commodity contracts	5.2	2.3	Level 2
Other noncurrent assets:
Assets Held in Rabbi Trust	5.2	5.2	Level 1
Derivative currency contracts	1.0	—	Level 2
Liabilities:
Hedging obligations current:
Derivative currency contracts	30.8	17.5	Level 2
Derivative commodity contracts	13.9	12.2	Level 2
Hedging obligations:
Interest rate swap	7.8	11.9	Level 2
Derivative currency contracts	19.8	10.5	Level 2
Derivative commodity contracts	—	0.1	Level 2

Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.
Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows for the LIBOR forward yield curve for a swap with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices. Fair value of debt was estimated based on rates for instruments with comparable maturities and credit quality.
Level 3 liabilities are comprised entirely of the deferred contingent purchase price of the Company's acquisitions. The fair value was determined using valuation techniques based on risk and probability adjusted discounted cash flows.
The Company did not change its valuation techniques during fiscal 2015.
The table below sets forth a summary of changes in fair value of the Company's liabilities for deferred contingent purchase price from the Company's acquisitions as of January 2, 2016 and January 3, 2015, respectively (in millions):

	Year Ended
	January 2, 2016	January 3, 2015

Beginning balance	$—	$9.7
Expense	—	—
Fair value adjustment	—	(1.1)
Payments	—	(8.6)
Ending balance	$—	$—

During 2014, the Commercial and Industrial Systems segment reporting unit with slower than expected adoption of switched reluctance motor technology had a deferred contingent purchase price liability that was adjusted as a result of changes in future performance expectations that reduced discounted cash flows and increased risk and probability adjustments.

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

(16) Restructuring Activities
Beginning in 2014, the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Commercial and Industrial Systems and Climate Solutions segments. As a result of these closures, the Company incurred expenses including employee termination and plant relocation costs. The employee termination expenses are accrued over the employees remaining service period while the plant relocation costs are expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for 2015 and 2014 (in millions):

	January 2, 2016	January 3, 2015
Beginning balance	$6.1	$3.9
Provision	8.9	13.2
Less: Payments	13.7	11.0
Ending Balance	$1.3	$6.1

The following is a reconciliation of expenses by type for the restructuring projects in 2015 and 2014 (in millions):

	2015	2014
Employee termination expenses	$0.6	$6.5
Facility related costs	5.0	4.2
Other expenses	3.3	2.5
Total restructuring expenses	$8.9	$13.2

For fiscal 2015, restructuring charges of $7.7 million and $1.2 million were recorded in Cost of Sales and Operating Expenses, respectively, respectively, in the Consolidated Statements of Income. For fiscal 2014, restructuring charges of $12.9 million and $0.3 million were recorded in Cost of Sales and Operating Expenses, respectively, in the Consolidated Statements of Income.

The following table shows the allocation of Restructuring Expenses by segment for 2015 and 2014 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Expenses - 2015	$8.9	$6.8	$1.5	$0.6
Restructuring Expenses - 2014	$13.2	$1.6	$11.4	$0.2

The Company's current restructuring activities are expected to conclude by the end of 2016. The Company expects to record aggregate future charges of approximately $9.7 million which includes $3.2 million of employee termination expenses and $6.5 million of facility related and other costs.

(17) Subsequent Event
On January 18, 2016, the Company purchased the remaining shares owned by the noncontrolling interest in its Elco Group B.V. (“Elco”) joint venture increasing the Company’s ownership from 55.0% to 100.0% for $18.5 million. The Company consolidates the results of Elco into the Company's consolidated financial statements in the Climate Solutions Segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A - Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended January 2, 2016. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2016 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - Directors, Executive Officers and Corporate Governance
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2016 annual meeting of shareholders (the “2016 Proxy Statement”) is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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

Item 11 - Executive Compensation
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2016 Proxy Statement is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
The information in the sections titled “Stock Ownership” in the 2016 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 2, 2016.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity compensation plans approved by security holders	1,548,266	$63.09	2,034,203
Equity compensation plans not approved by security holders	—	—
Total	1,548,266		2,034,203

(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 1998 Stock Option Plan, 2003 Equity Incentive Stock Option Plan, 2007 Equity Incentive Plan and 2013 Equity Incentive Plan.

Item 13 - Certain Relationships and Related Transactions and Director Independence
The information in the section titled “Board of Directors” in the 2016 Proxy Statement is incorporated by reference herein.

Item 14 - Principal Accountant Fees and Services
The information in the section titled “Proposal 4: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ending December 31, 2016” in the 2016 Proxy Statement is incorporated by reference herein.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2016.

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
Robert J. Rehard
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MARK J. GLIEBE	Chairman and Chief Executive Officer	March 2, 2016
Mark J. Gliebe	(Principal Executive Officer)

/s/ STEPHEN M. BURT	Director	March 2, 2016
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	March 2, 2016
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	March 2, 2016
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	March 2, 2016
Dean A. Foate

/s/ HENRY W. KNUEPPEL	Director	March 2, 2016
Henry W. Knueppel

/s/ RAKESH SACHDEV	Director	March 2, 2016
Rakesh Sachdev

/s/ ANESA T. CHAIBI	Director	March 2, 2016
Anesa Chaibi

/s/ CURTIS W. STOELTING	Director	March 2, 2016
Curtis W. Stoelting

/s/ JANE L. WARNER	Director	March 2, 2016
Jane L. Warner

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	37

	Consolidated Statements of Income for the fiscal years ended
	January 2, 2016, January 3, 2015 and December 28, 2013	39

	Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013	40

	Consolidated Balance Sheets at January 2, 2016 and January 3, 2015	41

	Consolidated Statements of Equity for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013	42

	Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013	43

	Notes to the Consolidated Financial Statements	44

(2)	Financial Statement Schedule:
	For the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013 Schedule II -Valuation and Qualifying Accounts	86

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for receivables:
Fiscal 2015	$11.6	12.2	(12.4)	(0.1)	$11.3
Fiscal 2014	11.5	19.5	(19.2)	(0.2)	11.6
Fiscal 2013	10.2	2.7	(1.9)	0.5	11.5
Allowance for warranty reserves:
Fiscal 2015	$19.3	20.5	(21.5)	0.8	$19.1
Fiscal 2014	19.3	19.6	(20.2)	0.6	19.3
Fiscal 2013	20.9	16.5	(19.4)	1.3	19.3

(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and translation.

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Asset and Stock Purchase Agreement, dated as of December 13, 2014, by and between Regal Beloit Corporation and Emerson Electric Co. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on December 15, 2014]

3.1	Amended and Restated Articles of Incorporation of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3 to Regal Beloit Corporation's Current Report on Form 8-K filed on May 1, 2015]
3.2	Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 6, 2014]
4.1	Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Credit Agreement, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 7, 2011]

4.3
First Amendment, dated as of June 30, 2011, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, to Term Loan Agreement, dated as of June 16, 2008, among Regal Beloit Corporation, the financial institutions party thereto, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 7, 2011]

4.4
Note Purchase Agreement, dated as of August 23, 2007, by and among Regal Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 24, 2007]

4.5
Subsidiary Guaranty Agreement, dated as of August 23, 2007, from certain subsidiaries of Regal Beloit Corporation. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 24, 2007]

4.6
Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.7
Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.8
 First Amendment, dated as of August 16, 2011, to Note Purchase Agreement dated as of July 14, 2011, by and among Regal-Beloit Corporation, certain subsidiaries of Regal-Beloit Corporation and the Purchasers listed on the signature pages thereto. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 22, 2011]

4.9
Credit Agreement, dated as of January 30, 2015, by and among Regal Beloit Corporation, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015]

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

10.20*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013].

10.21*	Form of EBIT Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Significant Subsidiaries of Regal Beloit Corporation.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________
* A management contract or compensatory plan or arrangement.

** Furnished herewith.