Form 10-Q
period 2016-04-02
REGAL BELOIT CORP
filed 2016-05-12
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 9, 2016 there were 44,729,447 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Part I - Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net Sales	$818.2	$911.7
Cost of Sales	600.8	690.8
Gross Profit	217.4	220.9
Operating Expenses	148.1	157.3
Income From Operations	69.3	63.6
Interest Expense	15.0	13.6
Interest Income	1.1	1.2
Income Before Taxes	55.4	51.2
Provision For Income Taxes	12.7	13.3
Net Income	42.7	37.9
Less: Net Income Attributable to Noncontrolling Interests	1.1	1.5
Net Income Attributable to Regal Beloit Corporation	$41.6	$36.4
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$0.93	$0.81
Assuming Dilution	$0.93	$0.81
Cash Dividends Declared Per Share	$0.23	$0.22
Weighted Average Number of Shares Outstanding:
Basic	44.7	44.7
Assuming Dilution	45.0	45.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net Income	$42.7	$37.9
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	25.7	(22.7)
Hedging Activities:
Increase (decrease) in fair value of hedging activities, net of tax effects of $1.3 million and $(2.4) million for the three months ended April 2, 2016 and April 4, 2015, respectively	2.3	(3.9)
Reclassification of losses included in net income, net of tax effects of $5.0 million and $2.3 million for the three months ended April 2, 2016 and April 4, 2015, respectively	8.1	3.7
Pension and Post Retirement Plans:
Reclassification adjustments for pension and post retirement benefits included in net income, net of tax effects of $0.2 million and $0.4 million for the three months ended April 2, 2016 and April 4, 2015, respectively	0.7	0.8
Other comprehensive income (loss)	36.8	(22.1)
Comprehensive income	79.5	15.8
Less: Comprehensive income attributable to noncontrolling interests	1.5	0.5
Comprehensive income attributable to Regal Beloit Corporation	$78.0	$15.3
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	April 2, 2016	January 2, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$249.1	$252.9
Trade Receivables, less allowances of $11.9 million in 2016 and $11.3 million in fiscal 2015	498.1	462.0
Inventories	756.8	775.0
Prepaid Expenses and Other Current Assets	145.5	145.3
Total Current Assets	1,649.5	1,635.2
Net Property, Plant and Equipment	673.4	678.5
Goodwill	1,472.4	1,465.6
Intangible Assets, net of Amortization	768.0	777.8
Deferred Income Tax Benefits	21.5	18.6
Other Noncurrent Assets	15.4	16.0
Total Assets	$4,600.2	$4,591.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$338.5	$336.2
Dividends Payable	10.3	10.3
Hedging Obligations	34.1	44.7
Accrued Compensation and Employee Benefits	72.4	80.6
Other Accrued Expenses	120.5	134.7
Current Maturities of Long-Term Debt	6.1	6.3
Total Current Liabilities	581.9	612.8
Long-Term Debt	1,699.3	1,715.6
Deferred Income Taxes	106.4	100.9
Hedging Obligations	22.0	27.6
Pension and Other Post Retirement Benefits	106.1	105.9
Other Noncurrent Liabilities	48.3	46.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.7 million and 44.7 million shares issued and outstanding in 2016 and fiscal 2015, respectively	0.4	0.4
Additional Paid-In Capital	897.3	900.8
Retained Earnings	1,322.5	1,291.1
Accumulated Other Comprehensive Loss	(221.3)	(255.0)
Total Regal Beloit Corporation Shareholders' Equity	1,998.9	1,937.3
Noncontrolling Interests	37.3	45.5
Total Equity	2,036.2	1,982.8
Total Liabilities and Equity	$4,600.2	$4,591.7
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	36.4	—	1.5	37.9
Other Comprehensive Loss	—	—	—	(21.1)	(1.0)	(22.1)
Dividends Declared ($0.22 per share)	—	—	(9.8)	—	—	(9.8)
Stock Options Exercised, including income tax benefit and share cancellations	—	2.6	—	—	—	2.6
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	3.0	—	—	—	3.0
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(0.8)	$(0.8)
Balance as of April 4, 2015	$0.4	$901.7	$1,215.5	$(172.1)	$44.3	$1,989.8

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	41.6	—	1.1	42.7
Other Comprehensive Income	—	—	—	36.4	0.4	36.8
Dividends Declared ($0.23 per share)	—	—	(10.2)	—	—	(10.2)
Stock Options Exercised, including income tax benefit and share cancellations	—	0.4	—	—	—	0.4
Share-based Compensation	—	3.3	—	—	—	3.3
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	(19.6)
Balance as of April 2, 2016	$0.4	$897.3	$1,322.5	$(221.3)	$37.3	$2,036.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 2, 2016	April 4, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42.7	$37.9
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	40.1	35.9
Excess tax benefits from share-based compensation	—	(0.7)
Loss on sale or disposition of assets, net	0.6	0.1
Share-based compensation expense	3.3	3.0
Loss on Venezuela currency devaluation	—	1.5
Change in operating assets and liabilities	(28.5)	(60.2)
Net cash provided by operating activities	58.2	17.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14.9)	(21.2)
Sales of investment securities	19.3	9.3
Purchases of investment securities	(21.0)	(5.0)
Business acquisitions, net of cash acquired	—	(1,392.5)
Proceeds from sale of assets	—	1.3
Net cash used in investing activities	(16.6)	(1,408.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	221.0	223.5
Repayments of the revolving credit facility	(188.0)	(147.0)
Proceeds from short-term borrowings	12.7	37.5
Repayments of short-term borrowings	(12.9)	(35.2)
Proceeds from long-term borrowings	—	1,250.0
Repayments of long-term borrowings	(50.1)	(15.7)
Dividends paid to shareholders	(10.2)	(9.8)
Proceeds from the exercise of stock options	0.5	3.0
Excess tax benefits from share-based compensation	—	0.7
Distributions to noncontrolling interests	—	(0.3)
Purchase of subsidiary shares from noncontrolling interest	(19.6)	(0.8)
Financing fees paid	—	(17.8)
Net cash (used in) provided by financing activities	(46.6)	1,288.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.2	(1.9)
Net decrease in cash and cash equivalents	(3.8)	(104.4)
Cash and cash equivalents at beginning of period	252.9	334.1
Cash and cash equivalents at end of period	$249.1	$229.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$19.7	$18.6
Income taxes	$13.0	$24.6
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2016
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 2, 2016, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements as of April 2, 2016 and for the three months ended April 2, 2016 and April 4, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed on March 2, 2016.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended April 2, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.
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
Change in Accounting Principle
As of the beginning of its fiscal year 2016, the Company changed its inventory valuation method for the U.S. inventory of the recently acquired Power Transmission Solutions (“PTS”) business to the last-in, first-out ("LIFO") method from the first-in, first-out ("FIFO") method. This change affects approximately 9% of the Company’s inventory. The Company believes this change in accounting principle is preferable under the circumstances because LIFO will better match current costs with current revenues since the cost of raw materials has been volatile in recent years, results in greater consistency in inventory costing across the organization since LIFO is the method used for the majority of the Company's other U.S. inventory, and better aligns with how management assesses the performance of the business. Because this change in accounting principle was immaterial in all annual or interim prior periods, it was not applied retrospectively. The change did not have a material impact on the consolidated financial statements as of and for the quarter ended April 2, 2016.
Also, as of the beginning of its fiscal year 2016, the Company changed its method of calculating LIFO inventories, which represents approximately 51% of the Company’s inventory. The Company reduced the number of LIFO inventory pools to three to align with the Company’s reportable segments. Previously, the Company had 10 LIFO inventory pools, some of which crossed reportable segments. The Company believes this change in accounting principle is preferable under the circumstances because fewer pools will simplify the LIFO calculations, combine inventory items with similarities within a reportable segment, and better align with how management assesses the performance of the businesses. The Company determined that it has the data needed to apply this change in accounting principle prospectively as of the beginning of its fiscal year 2014, but that full retrospective application is impracticable because the data is not available to determine the cumulative effect of the change. Because the effect of applying the change prospectively as of the beginning of fiscal 2014 is immaterial in any annual or interim period in fiscal years 2014 or 2015, the Company has applied this change in accounting principle prospectively from the first day of fiscal year 2016.
New Accounting Standards
In March, 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The

ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Implementation and administration may present challenges for companies with significant share-based payment activities and there are various transition methods. The Company is required to adopt the new requirements in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, issued by the FASB in May 2014. ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. The Company is required to adopt the new requirements in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the new requirements to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

2. OTHER FINANCIAL INFORMATION
Inventories
The approximate percentage distribution between major classes of inventories was as follows:

	April 2, 2016	January 2, 2016
Raw Material and Work in Process	45%	45%
Finished Goods and Purchased Parts	55%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 52% of the Company's inventory at April 2, 2016, and 42% at January 2, 2016 was determined using the LIFO method.
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (dollars in millions):

	Useful Life in Years	April 2, 2016	January 2, 2016
Land and Improvements		$81.6	$80.7
Buildings and Improvements	3 - 50	277.0	276.9
Machinery and Equipment	3 - 15	943.0	926.7
Property, Plant and Equipment		1,301.6	1,284.3
Less: Accumulated Depreciation		(628.2)	(605.8)
Net Property, Plant and Equipment		$673.4	$678.5

3.    ACQUISITIONS
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. There were no acquisition related expenses for the three months ended April 2, 2016. Acquisition related expenses were $9.2 million for the three months ended April 4, 2015. Acquisition related expenses are recorded in operating expenses as incurred.
2016 Acquisitions
Elco Purchase
On January 18, 2016, the Company purchased the remaining shares owned by the joint venture partner in its Elco Group B.V. (“Elco”) joint venture increasing the Company’s ownership from 55.0% to 100.0%. for $19.6 million. The Company consolidated the results of Elco into the Company's consolidated financial statements in the Climate Solutions segment.
2015 Acquisitions
PTS
On January 30, 2015, the Company acquired PTS for $1,408.9 million in cash through a combination of stock and asset purchases. PTS is a global leader in highly engineered power transmission products and solutions. The business manufactures, sells and services bearings, couplings, gearing, drive components and conveyor systems. PTS is included in the Power Transmission Solutions segment. The Company acquired PTS because management believes it diversifies the Company's end market exposure, provides complementary products, expands and balances the Company's product portfolio, and enhances its margin profile.
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
The purchase price allocation for PTS was as follows (in millions):

As of January 30, 2015
Current assets	$22.5
Trade receivables	67.2
Inventories	108.8
Property, plant and equipment	184.4
Intangible assets	648.2
Goodwill	564.3
Total assets acquired	1,595.4
Accounts payable	57.2
Current liabilities assumed	32.3
Long-term liabilities assumed	97.0
Net assets acquired	$1,408.9
The valuation of the net assets acquired of $1,408.9 million was classified as Level 3 in the valuation hierarchy (Note 14 of the Notes to the Condensed Consolidated Financial Statements for the definition of Level 3 inputs). The Company valued property, plant and equipment using both a market approach and a cost approach depending on the asset. Intangible assets were valued using the present value of projected future cash flows and significant assumptions included royalty rates, discount rates, customer attrition and obsolescence factors.

The components of Intangible Assets included as part of the PTS acquisition was as follows (in millions):

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer Relationships	17.0	$462.8
Technology	14.5	63.5
Intangible assets subject to amortization	16.7	526.3
Non-amortizable intangible assets
Trade Names	-	121.9
Intangible assets		$648.2
Net sales from PTS were $132.6 million and $106.8 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Operating income (loss) from PTS was $12.3 million and ($11.9) million for the three months ended April 2, 2016 and April 4, 2015, respectively. Purchase accounting inventory adjustments and transaction costs of $22.7 million were included in the PTS operating income for the three months ended April 4, 2015.
Pro Forma Consolidated Results for PTS Acquisition
The following supplemental pro forma financial information presents the financial results for the three months ended April 4, 2015, as if the acquisition of PTS had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

Three Months Ended
April 4, 2015
Pro forma net sales	$960.3
Pro forma net income attributable to the Company	38.1

Basic earnings per share as reported	$0.81
Pro forma basic earnings per share	0.85

Diluted earnings per share as reported	$0.81
Pro forma diluted earnings per share	0.85

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss ("AOCI").
The changes in AOCI by component for the three months ended April 2, 2016 and April 4, 2015 were as follows (in millions):

	Three Months Ended
	April 2, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(47.5)	$(35.4)	$(172.1)	$(255.0)
Other comprehensive income (loss) before reclassifications	3.6	—	25.3	28.9
Tax impact	(1.3)	—	—	(1.3)
Amounts reclassified from accumulated other comprehensive loss	13.1	0.9	—	14.0
Tax impact	(5.0)	(0.2)	—	(5.2)
Net current period other comprehensive income (loss)	10.4	0.7	25.3	36.4
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.7)	(2.7)
Ending balance	$(37.1)	$(34.7)	$(149.5)	$(221.3)

	Three Months Ended
	April 4, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.0)	$(39.5)	$(80.5)	$(151.0)
Other comprehensive income (loss) before reclassifications	(6.3)	—	(21.7)	(28.0)
Tax impact	2.4	—	—	2.4
Amounts reclassified from accumulated other comprehensive income (loss)	6.0	1.2	—	7.2
Tax impact	(2.3)	(0.4)	—	(2.7)
Net current period other comprehensive income (loss)	(0.2)	0.8	(21.7)	(21.1)
Ending balance	$(31.2)	$(38.7)	$(102.2)	$(172.1)
The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from accumulated other comprehensive loss in the tables above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for pension and post retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Operating Expenses (see Note 8 of Notes to Condensed Consolidated Financial Statements).

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following information presents changes to goodwill during the three months ended April 2, 2016 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2016	$1,465.6	$547.7	$342.8	$575.1
Acquisition and valuation adjustments	(0.3)	—	—	(0.3)
Translation adjustments	7.1	2.5	0.3	4.3
Balance as of April 2, 2016	$1,472.4	$550.2	$343.1	$579.1

Cumulative goodwill impairment charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		April 2, 2016		January 2, 2016
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	15	$715.2	$173.6	$709.0	$161.4
Technology	11	191.8	97.5	191.1	92.9
Trademarks	12	32.5	22.6	32.1	21.8
Patent and engineering drawings	5	16.6	16.6	16.6	16.6
Non-compete agreements	5	8.5	8.2	8.5	8.1
		964.6	318.5	957.3	300.8
Non-amortizable Trade Names		121.9	—	121.3	—
		$1,086.5	$318.5	$1,078.6	$300.8

Amortization expense recorded for the three months ended April 2, 2016 and April 4, 2015 was $15.6 million and $14.3 million, respectively. Amortization expense for 2016 is estimated to be $62.1 million.

6. BUSINESS SEGMENTS
The following sets forth certain financial information attributable to the Company's reporting segments as of and for the three months ended April 2, 2016 and April 4, 2015 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended April 2, 2016
External sales	$377.6	$239.8	$200.8	$—	$818.2
Intersegment sales	11.3	5.2	0.9	(17.4)	—
Total sales	388.9	245.0	201.7	(17.4)	818.2
Gross profit	93.6	56.2	67.6	—	217.4
Operating expenses	71.9	31.6	44.6	—	148.1
Income from operations	21.7	24.6	23.0	—	69.3
Depreciation and amortization	19.7	6.2	14.2	—	40.1
Capital expenditures	7.3	3.9	3.7	—	14.9
Identifiable assets	1,949.7	948.1	1,702.4	—	4,600.2
As of and for Three Months Ended April 4, 2015
External sales	$456.4	$280.4	174.9	$—	$911.7
Intersegment sales	23.9	7.1	1.1	(32.1)	—
Total sales	480.3	287.5	176.0	(32.1)	911.7
Gross profit	112.9	63.7	44.3	—	220.9
Operating expenses	79.6	30.3	47.4	—	157.3
Income from operations	33.3	33.4	(3.1)	—	63.6
Depreciation and amortization	19.5	7.0	9.4	—	35.9
Capital expenditures	15.7	4.6	0.9	—	21.2
Identifiable assets	2,440.6	880.8	1,646.1	—	4,967.5

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

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of April 2, 2016 and January 2, 2016 was as follows (in millions):

	April 2, 2016	January 2, 2016
Term facility	$1,068.1	$1,118.1
Senior notes	600.0	600.0
Multicurrency revolving facility	36.0	3.0
Other	15.1	15.5
Less: Debt issuance costs	(13.8)	(14.7)
	1,705.4	1,721.9
Less: Current maturities	6.1	6.3
Non-current portion	$1,699.3	$1,715.6

The Credit Agreement
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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At April 2, 2016 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $36.0 million, $34.6 million of standby letters of credit issued under the facility, and $429.4 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three months ended April 2, 2016 and April 4, 2015. The weighted average interest rate on the Term Facility was 1.9% for the three months ended April 2, 2016 and April 4, 2015. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At April 2, 2016, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at April 2, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At April 2, 2016, the interest rate was 1.3%. At January 2, 2016, the interest rate was 1.1%

The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests.

Other Notes Payable

At April 2, 2016, other notes payable of approximately $15.1 million were outstanding with a weighted average interest rate of 2.7%. At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,743.1 million and $1,758.2 million as of April 2, 2016 and January 2, 2016, respectively.

8. POST RETIREMENT PLANS
The Company’s net periodic benefit cost was comprised of the following components (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Service cost	$2.1	$0.7
Interest cost	2.4	4.3
Expected return on plan assets	(3.0)	(2.2)
Amortization of prior service cost and net actuarial loss	0.9	1.2
Net periodic benefit cost	$2.4	$4.0

The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year is $3.1 million and $0.2 million, respectively.
For the three months ended April 2, 2016 and April 4, 2015, the Company contributed $1.1 million and $0.8 million, respectively, to post retirement plans. The Company expects to make total contributions of $4.6 million in 2016. The Company contributed a total of $4.7 million in fiscal 2015. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2015 Annual Report on Form 10-K filed on March 2, 2016.
Beginning in 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension and other post retirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. The change will not affect the measurement of the total benefit obligations as the change in service and interest costs is offset in the actuarial gains and losses recorded in other comprehensive income. The methodology of selecting a discount rate that matches each plan's cash flows to that of a theoretical bond portfolio yield curve will continue be used to value the benefit obligation at the end of each year. The Company changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company has accounted for this change as a change in estimate prospectively and is expected to result in a $2.9 million reduction in expense for fiscal 2016 as compared to the previous method.

9. SHAREHOLDERS’ EQUITY
Common Stock
The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There were no purchases under this program during the three months ended ending April 2, 2016. There are approximately 2.3 million shares of our common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized approximately $3.3 million and $3.0 million in share-based compensation expense for the three months ended April 2, 2016 and April 4, 2015, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total excess income tax benefit recognized relating to share-based compensation was immaterial for the three months ended April 2, 2016 and was approximately $0.7 million for the three months ended April 4, 2015. As of April 2, 2016, total unrecognized compensation cost related to share-based compensation awards was approximately $21.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years.

Approximately 2.0 million shares were available for future grant under the 2013 Equity Incentive Plan at April 2, 2016.

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock settled stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the three months ended April 2, 2016 and April 4, 2015, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the three months ended April 2, 2016 and April 4, 2015 (in millions):

	April 2, 2016	April 4, 2015
Total intrinsic value of share-based incentive awards exercised	$0.1	$2.8
Cash received from stock option exercises	0.5	3.0
Income tax benefit from the exercise of stock options	0.1	1.1

Following is a summary of share-based incentive plan grant activity (options and SARs) for the three months ended April 2, 2016.

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Exercisable at January 2, 2016	1,548,266	$63.09
Granted	—	—
Exercised	(14,506)	46.67
Forfeited	(1,933)	75.75
Expired	(700)	71.51
Outstanding at April 2, 2016	1,531,127	$63.23	5.5	$7.7
Exercisable at April 2, 2016	938,291	$57.38	4.1	$7.6

Compensation expense recognized related to Options and SARs was $1.2 million for the three months ended April 2, 2016.
As of April 2, 2016, there was $9.8 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a change to earnings over a weighted average period of 3.0 years.

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
Following is a summary of RSA award activity for the three months ended April 2, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at January 2, 2016	14,400	$78.15	0.4
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested RSAs April 2, 2016	14,400	$78.15	0.1

RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million for the three months ended April 2, 2016.
As of April 2, 2016, there was $0.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.1 years.
Following is a summary of RSU award activity for the three months ended April 2, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at January 2, 2016	268,655	$72.91	1.8
Granted	—	—
Vested	(420)	72.65
Forfeited	(4,215)	71.52
Unvested RSUs at April 2, 2016	264,020	$72.94	1.6

RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $1.3 million for the three months ended April 2, 2016.
As of April 2, 2016, there was $8.6 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.6 years.
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

Following is a summary of PSU award activity for the three months ended April 2, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at January 2, 2016	87,895	$75.81	1.9
Granted	—	—
Vested	—	—
Forfeited	(235)	87.85
Unvested PSUs April 2, 2016	87,660	$75.78	1.7
Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.5 million for the three months ended April 2, 2016. Total unrecognized compensation expense for all PSUs granted as of April 2, 2016 is estimated to be $2.8 million recognized as a charge to earnings over a weighted average period of 1.7 years.

10. INCOME TAXES
The effective tax rate for the three months ended April 2, 2016 was 23.0% versus 26.0% for the three months ended April 4, 2015. The change in the effective tax rate for the three months ended April 2, 2016 was primarily driven by the mix of earnings. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of April 2, 2016 and January 2, 2016, the Company had approximately $8.8 million and $8.3 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2011, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2009.
11. EARNINGS PER SHARE ("EPS")
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of the anti-dilutive shares were 1.2 million and 0.2 million for the three months ended April 2, 2016 and April 4, 2015, respectively. The following table reconciles the basic and diluted shares used in EPS calculations for the three months ended April 2, 2016 and April 4, 2015 (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Denominator for basic EPS	44.7	44.7
Effect of dilutive securities	0.3	0.4
Denominator for diluted EPS	45.0	45.1

12. CONTINGENCIES
One of the Company’s subsidiaries that it acquired in 2008 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2005 and that were included as components of residential and commercial ventilation units marketed by a third party. These claims generally allege that the ventilation units were the cause of fires. Based on the current facts, the Company does not believe these claims, individually or in the aggregate, will have a material effect on its interim condensed consolidated financial statements as a whole.
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three months ended April 2, 2016 and April 4, 2015 (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Beginning balance	$19.1	$19.3
Less: Payments	(5.1)	(4.7)
Provisions	3.5	5.5
Acquisition	—	0.8
Ending balance	$17.5	$20.9

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
The Company must recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of April 2, 2016.
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
At April 2, 2016, the Company had $(7.2) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, the Company had $(7.4) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of April 2, 2016, the Company had the following currency forward contracts outstanding (with maturities extending through December 2018) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in U.S. Dollars)
Chinese Renminbi	$210.0
Mexican Peso	251.4
Euro	37.8
Indian Rupee	48.8
Canadian Dollar	20.3
Australian Dollar	8.5
Japanese Yen	2.7
Thai Baht	4.3

As of April 2, 2016, the Company had the following commodity forward contracts outstanding (with maturities extending through September 2017) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

Notional Amount
Copper	$57.4
Aluminum	3.3

As of April 2, 2016, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of April 2, 2016 and January 2, 2016 were (in millions):

	April 2, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$7.0
Currency contracts	1.0	0.9	24.9	14.9
Commodity contracts	0.8	0.3	4.3	0.1
Not designated as hedging instruments:
Currency contracts	0.7	—	1.9	—
Commodity contracts	2.9	—	3.0	—
Total Derivatives	$5.4	$1.2	$34.1	$22.0

	January 2, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$7.8
Currency contracts	0.7	0.4	29.9	19.5
Commodity contracts	0.1	—	8.7	—
Not designated as hedging instruments:
Currency contracts	0.5	0.6	0.9	0.3
Commodity contracts	5.1	—	5.2	—
Total Derivatives	$6.4	$1.0	$44.7	$27.6

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	April 2, 2016				April 4, 2015
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$1.4	$2.6	$(0.4)	$3.6	$(4.6)	$(0.7)	$(1.0)	$(6.3)
Amounts reclassified from Other Comprehensive Income (Loss):
Loss recognized in Cost of Sales	(5.4)	(6.5)	—	(11.9)	(3.1)	(1.6)	—	(4.7)
Loss recognized in Interest Expense	—	—	(1.2)	(1.2)	—	—	(1.3)	(1.3)

The ineffective portion of hedging instruments recognized during the three months ended April 2, 2016 and April 4, 2015, respectively, was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	April 2, 2016		April 4, 2015
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$—	$0.9	$—	$(2.2)
Gain recognized in Operating Expenses	0.1	—	—	—
The net AOCI hedging component balance of $(37.1) million loss at April 2, 2016 includes $(20.8) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party.

The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended April 2, 2016 and January 2, 2016.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	April 2, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.7	$(1.3)	$0.4
Derivative Commodity Contracts	3.7	(3.7)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	(0.5)	0.4
Derivative Commodity Contracts	0.3	—	0.3
Hedging Obligations (Current):
Derivative Currency Contracts	26.8	(1.3)	25.5
Derivative Commodity Contracts	7.3	(3.7)	3.6
Hedging Obligations:
Derivative Currency Contracts	14.9	(0.5)	14.4
Derivative Commodity Contracts	0.1	—	0.1

	January 2, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.2	$(1.2)	$—
Derivative Commodity Contracts	5.2	(5.2)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.0	(1.0)	—
Hedging Obligations (Current):
Derivative Currency Contracts	30.8	(1.2)	29.6
Derivative Commodity Contracts	13.9	(5.2)	8.7
Hedging Obligations:
Derivative Currency Contracts	19.8	(1.0)	18.8

14. FAIR VALUE

The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair values of cash equivalents and term deposits approximate their carrying values as of April 2, 2016 and January 2, 2016, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at April 2, 2016 and January 2, 2016.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 2, 2016 and January 2, 2016 (in millions):

	April 2, 2016	January 2, 2016	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.7	$1.2	Level 2
Derivative Commodity Contracts	3.7	5.2	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.2	5.2	Level 1
Derivative Currency Contracts	0.9	1.0	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
Liabilities:
Hedging Obligations (current):
Derivative Currency Contracts	26.8	30.8	Level 2
Derivative Commodity Contracts	7.3	13.9	Level 2
Hedging Obligations:
Interest Rate Swap	7.0	7.8	Level 2
Derivative Currency Contracts	14.9	19.8	Level 2
Derivative Commodity Contracts	0.1	—	Level 2

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 1 inputs based on quoted market prices for identical instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the three months ended April 2, 2016, there were no transfers between classification Levels 1, 2 or 3.

15. RESTRUCTURING AND RELATED COSTS
Beginning in 2014, the Company announced the closure of several of its manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in its Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions segments. As a result of these closures, the Company incurred restructuring and restructuring-related costs. Restructuring costs includes employee termination and plant relocation costs. Restructuring-related costs includes costs directly associated with actions resulting from our simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for the three months ended April 2, 2016 and April 4, 2015, respectively (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Beginning balance	$1.3	$6.1
Provision	1.4	1.2
Less: Payments	1.7	3.3
Ending Balance	$1.0	$4.0

The following is a reconciliation of restructuring and restructuring-related costs for the restructuring projects for the three months ended April 2, 2016 and April 4, 2015, respectively (in millions):

	Three Months Ended
	April 2, 2016			April 4, 2015
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee termination expenses	$0.2	$—	$0.2	$0.2	$—	$0.2
Facility related costs	0.1	—	0.1	0.1	0.1	0.2
Other expenses	—	—	—	—	0.8	0.8
Total restructuring costs	$0.3	$—	$0.3	$0.3	$0.9	$1.2
Restructuring-related costs:
Other employment benefit expenses	$0.5	$0.6	$1.1	$—	$—	$—
Total restructuring-related costs	$0.5	$0.6	$1.1	$—	$—	$—
Total restructuring and restructuring-related costs	$0.8	$0.6	$1.4	$0.3	$0.9	$1.2

The Company's current restructuring activities are expected to conclude by the end of the first quarter of fiscal 2017. The Company expects to record aggregate future charges relating to previously announced restructuring activities of approximately $14.3 million which includes $5.2 million of employee termination expenses and $9.1 million of facility related and other costs.

16. SUBSEQUENT EVENT
On April 28, 2016 the Company entered into an agreement to sell its Mastergear Worldwide ("Mastergear") business to Rotork PLC for $25.0 million. The sale is expected to close in the second quarter of 2016. Mastergear is included in the Company's Power Transmission Solutions segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
Overview
Regal Beloit Corporation (NYSE: RBC), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world.

Reportable Segments

Our company is comprised of three reportable segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions. A description of the three reportable segments is as follows:

•
Commercial and Industrial Systems produces medium and large motors, commercial and industrial equipment, generator and custom drives and systems. These products serve markets including commercial Heating, Ventilation, and Air Conditioning ("HVAC"), pool and spa, standby and critical power and oil and gas systems.

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

Components of Profit and Loss
Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to original equipment manufacturers (“OEMs”) who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales derive from direct sales, but a significant portion derives from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenues varying from segment to segment.

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
Restructuring and Related Costs. Beginning in 2014, we announced the closure of several of our manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in our Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions segments. As a result of these closures, we incurred restructuring and restructuring-related costs. Restructuring costs includes employee termination and plant relocation costs. Restructuring-related costs includes costs directly associated with actions resulting from our simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.
Outlook
Our outlook for 2016 assumes that the weak demand from many of our end markets experienced during the second half of fiscal 2015 will continue through fiscal 2016, putting pressure on our net sales and earnings.

Results of Operations
Three Months Ended April 2, 2016 Compared to April 4, 2015
Net sales decreased $93.5 million or 10.3% for the first quarter 2016 compared to the first quarter 2015 and included $35.9 million from the recently acquired businesses, net of dispositions. The decrease consisted of an organic sales decline of 12.9% and a negative foreign currency translation impact of 1.3%, partially offset by a favorable impact from acquisitions of 3.9%. Gross profit for the first quarter 2016 decreased $3.5 million or 1.6% compared to the first quarter 2015. The first quarter 2015 included non-recurring expenses related to the recognition of the inventory step up in cost of goods sold of $13.5 million due to purchase accounting adjustments associated with the acquisition of the Power Transmission Solutions ("PTS") business from Emerson Electric Company on January 30, 2015 (the "PTS Acquisition"). Operating expenses for the first quarter 2016 decreased $9.2 million or 5.8% compared to the same period in the prior year which included $9.2 million of non-recurring acquisition related transaction costs. In addition, the first quarter 2016 included incremental operating expenses associated with the PTS Acquisition, partially offset by the impact of simplification programs and other cost savings.
Commercial and Industrial Systems segment net sales decreased $78.8 million or 17.3% for the first quarter 2016 compared to the first quarter 2015. The decrease consisted of an organic sales decline of 15.3% and a negative foreign currency translation impact of 1.9%. Organic sales declines were primarily driven by decreased volume in the oil and gas end markets, weaker demand in Asian industrial markets, slowness in a number of the North American industrial end markets including power generation and distribution, and the effect of contractual two-way material price formulas. Gross profit decreased $19.3 million or 17.1% primarily due to the impact of lower demand in the oil and gas end markets, and the associated impact of lower production on the absorption of costs, partially offset by benefits from simplification programs and lower commodity costs. Operating expenses for the first quarter 2016 declined 9.8% driven primarily by lower compensation expense and amortization expense compared to the same period in the prior year.
Climate Solutions segment net sales decreased $40.6 million or 14.5% for the first quarter 2016 compared to the first quarter 2015. The decrease consisted of an organic sales decline of 13.5% and a negative foreign currency translation impact of 1.0%. Organic sales declines were primarily driven by a downturn in the Middle East HVAC market, lower demand in the residential North American HVAC and water heating market, and the effect of contractual two-way material price formulas. Gross profit decreased $7.5 million or 11.7% primarily due to lower sales, product mix and the impact of lower production on the absorption of costs, partially offset by benefits from simplification programs and lower commodity costs. Operating expenses for the first quarter 2016 increased $1.3 million or 4.4%.
Power Transmission Solutions segment net sales increased $25.9 million or 14.8% for the first quarter 2016 compared to the first quarter 2015. The increase consisted of a favorable impact from the PTS Acquisition of $36.0 million, partially offset by an organic sales decline of 5.5% and a negative foreign currency translation impact of 0.2%. Organic sales declines were primarily driven by weak oil & gas, metals, and agricultural end markets, partially offset by strength in renewable energy, food and beverage, and unit material handling end markets. Gross profit for the first quarter 2016 increased $23.4 million or 52.8% primarily due to the incremental gross profit associated with the PTS Acquisition, partially offset by the impact of the inventory step up in cost of goods sold of $13.5 million related to the PTS Acquisition included in the same period in the prior year. Operating expenses for the first quarter 2016 decreased $2.7 million or 5.7%. The first quarter 2016 included incremental operating expenses associated with the PTS Acquisition, partially offset by the impact of simplification programs and other cost savings, while the first quarter 2015 included $9.2 million of non-recurring acquisition related transaction costs.

	Three Months Ended
	April 2, 2016	April 4, 2015
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$377.6	$456.4
Climate Solutions	239.8	280.4
Power Transmission Solutions	200.8	174.9
Consolidated	$818.2	$911.7

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	24.8%	24.7%
Climate Solutions	23.4%	22.7%
Power Transmission Solutions	33.7%	25.3%
Consolidated	26.6%	24.2%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	19.0%	17.4%
Climate Solutions	13.2%	10.8%
Power Transmission Solutions	22.2%	27.1%
Consolidated	18.1%	17.3%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	5.7%	7.3%
Climate Solutions	10.3%	11.9%
Power Transmission Solutions	11.5%	(1.8)%
Consolidated	8.5%	7.0%

Income from Operations	$69.3	$63.6
Interest Expense	15.0	13.6
Interest Income	1.1	1.2
Income before Taxes	55.4	51.2
Provision for Income Taxes	12.7	13.3
Net Income	42.7	37.9
Less: Net Income Attributable to Noncontrolling Interests	1.1	1.5
Net Income Attributable to Regal Beloit Corporation	$41.6	$36.4

The effective tax rate for the three months ended April 2, 2016 was 23.0% versus 26.0% for the three months ended April 4, 2015. The change in the effective tax rate for the three months ended April 2, 2016 was primarily driven by the mix of earnings. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

Liquidity and Capital Resources
General
Our principal source of liquidity is cash flow provided by operating activities. In addition to operating income, other significant factors affecting our cash flow include working capital levels, capital expenditures, dividends, share repurchases, acquisitions, availability of debt financing, and the ability to attract long-term capital at acceptable terms.

Cash flow provided by operating activities was $58.2 million for the three months ended April 2, 2016, a $40.7 million increase from the three months ended April 4, 2015. The increase was primarily the result of the lower investment in net working capital and increased net income from PTS for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015.

Cash flow used in investing activities was $16.6 million for the three months ended April 2, 2016, a $1,391.5 million decrease from the three months ended April 4, 2015. The decrease was primarily due to the 2015 acquisition of PTS. There were no business acquisitions for the three months ended April 2, 2016 compared to $1,392.5 million for the three months ended April 4, 2015. Capital expenditures were $14.9 million for the three months ended April 2, 2016 compared to $21.2 million for the three months ended April 4, 2015.

Cash flow used in financing activities was $46.6 million for the three months ended April 2, 2016, compared to $1,288.1 million provided by financing activities for the three months ended April 4, 2015. Net debt repayments were $17.3 million for the three months ended April 2, 2016 compared to $15.7 million for the three months ended April 4, 2015. We paid $10.2 million in dividends to shareholders in the three months ended April 2, 2016, compared to $9.8 million for the three months ended April 4, 2015. Cash used to purchase additional interest in joint ventures was $19.6 million for the three months ended April 2, 2016 compared to $0.8 million for the three months ended April 4, 2015.

Our working capital was $1,067.6 million at April 2, 2016, compared to $1,022.4 million at January 2, 2016. At April 2, 2016, our current ratio (which is the ratio of our current assets to current liabilities) was 2.8:1 compared to 2.7:1 at January 2, 2016. Our current ratio increased primarily due to an increase in Trade Receivables of $36.1 million at April 2, 2016 as compared to January 2, 2016.

The following table presents selected financial information and statistics as of April 2, 2016 and January 2, 2016 (in millions):

	April 2,	January 2,
	2016	2016
Cash and Cash Equivalents	$249.1	$252.9
Trade Receivables, Net	498.1	462.0
Inventories, Net	756.8	775.0
Working Capital	1,067.6	1,022.4
Current Ratio	2.8:1	2.7:1

At April 2, 2016, our cash and cash equivalents totaled $249.1 million. At April 2, 2016, $239.6 million of our cash was held by foreign subsidiaries, and although we do not intend to, this cash could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.

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

The Credit Agreement
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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At April 2, 2016 we had borrowings under the Multicurrency Revolving Facility in the amount of $36.0 million, $34.6 million of standby letters of credit issued under the facility, and $429.4 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Multicurrency Revolving Facility was 1.9 % for the three months ended April 2, 2016 and April 4, 2015. The weighted average interest rate on the Term Facility was 1.9% for the three months ended April 2, 2016 and April 4, 2015. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At April 2, 2016, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at April 2, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 1, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 1, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 1, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 1, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At April 2, 2016, the interest rate was 1.3%. At January 2, 2016, the interest rate was 1.1%
We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of April 2, 2016.

Other Notes Payable

At April 2, 2016, other notes payable of approximately $15.1 million were outstanding with a weighted average interest rate of 2.7%. At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,743.1 million and $1,758.2 million as of April 2, 2016 and January 2, 2016, respectively.

Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended January 2, 2016, have not materially changed since that report was filed.

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
All qualified hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other Comprehensive Loss (“AOCI”) in each accounting period. The ineffective portion of the change in fair value, if any, is recorded in earnings in the period of change.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At April 2, 2016, excluding the impact of the interest rate swap, we had $505.5 million of fixed rate debt and $1,213.7 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize our interest rate swap to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at April 2, 2016 would result in a $1.3 million change in after-tax annualized earnings.
We entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments. Details regarding this instrument, as of April 2, 2016, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(7.0)

As of April 2, 2016, an interest rate swap liability of $(7.0) million was included in Hedging Obligations (noncurrent). As of January 2, 2016, an interest rate swap liability of $(7.8) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contract, net of tax, of $(4.3) million and $(4.9) million as of April 2, 2016 and January 2, 2016, respectively, was recorded in AOCI.

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
Derivatives
As of April 2, 2016, derivative currency assets (liabilities) of $1.7 million, $0.9 million, $(26.8) million and $(14.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 2, 2016, derivative currency assets (liabilities) of $1.2 million, $1.0 million, $(30.8) million and $(19.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the contracts of $(23.5) million net of tax, and $(29.8) million net of tax, as of April 2, 2016 and January 2, 2016 respectively, were recorded in AOCI. At April 2, 2016, we had $(4.5) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, we had $(3.8) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on April 2, 2016 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$210.0	$(1.5)	$21.0	$(21.0)
Mexican Peso	251.4	(35.9)	25.1	(25.1)
Euro	37.8	(1.3)	3.8	(3.8)
Indian Rupee	48.8	0.6	4.9	(4.9)
Canadian Dollar	20.3	(0.2)	2.0	(2.0)
Australian Dollar	8.5	(0.5)	0.9	(0.9)
Japanese Yen	2.7	(0.1)	0.3	(0.3)
Thai Baht	4.3	(0.2)	0.4	(0.4)

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
Derivatives
Derivative commodity assets (liabilities) of $3.7 million, $0.3 million, $(7.3) million and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current),and Hedging Obligations (noncurrent) respectively, at April 2, 2016. Derivative commodity assets (liabilities) of $5.2 million, $(13.9) million are recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current) respectively, at January 2, 2016. The unrealized (losses) on the effective portion of the contracts of $(2.1) million net of tax and $(5.4) million net of tax, as of April 2, 2016 and January 2, 2016, respectively, were recorded in AOCI. At April 2, 2016, we had $(2.7) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, there was $(3.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on April 2, 2016 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$57.4	$(3.2)	$5.7	$(5.7)
Aluminum	3.3	(0.2)	0.3	(0.3)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(37.1) million loss at April 2, 2016 includes $(20.8) million of net current deferred losses expected to be realized in the next twelve months.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 2, 2016, which is incorporated here by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risk and uncertainties have not changed materially from those reported in Item 1A in our 2015 Annual Report on Form 10-K for the year ended January 2, 2016, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended April 2, 2016.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 3 to February 6	—	$—	—	2,320,000
February 7 to March 5	—	—	—	2,320,000
March 6 to April 2	—	—	—	2,320,000
	—		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended April 2, 2016, there were zero shares acquired in connection with transactions pursuant to equity incentive plans.
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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
12	Computation of Ratio of Earnings to Fixed Charges.
18	Preferability Letter
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)

/s/ Robert J. Rehard
Robert J. Rehard Vice President Corporate Controller (Principal Accounting Officer)

Date: May 12, 2016

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
12	Computation of Ratio of Earnings to Fixed Charges.
18	Preferability Letter
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.