Form 10-Q
period 2016-07-02
REGAL BELOIT CORP
filed 2016-08-11
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 8, 2016 there were 44,752,755 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances.  Additional information regarding these and other risks and factors is included in Part I - Item 1A - Risk Factors in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Sales	$838.6	$942.2	$1,656.8	$1,853.9
Cost of Sales	615.7	690.8	1,216.5	1,381.6
Gross Profit	222.9	251.4	440.3	472.3
Operating Expenses	131.5	148.2	279.6	305.5
Income From Operations	91.4	103.2	160.7	166.8
Interest Expense	14.8	16.4	29.8	30.0
Interest Income	1.2	0.9	2.3	2.1
Income Before Taxes	77.8	87.7	133.2	138.9
Provision For Income Taxes	19.4	22.8	32.1	36.1
Net Income	58.4	64.9	101.1	102.8
Less: Net Income Attributable to Noncontrolling Interests	1.8	2.1	2.9	3.6
Net Income Attributable to Regal Beloit Corporation	$56.6	$62.8	$98.2	$99.2
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.27	$1.40	$2.20	$2.22
Assuming Dilution	$1.26	$1.39	$2.19	$2.20
Cash Dividends Declared Per Share	$0.24	$0.23	$0.47	$0.45
Weighted Average Number of Shares Outstanding:
Basic	44.7	44.8	44.7	44.8
Assuming Dilution	45.0	45.2	45.0	45.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Income	$58.4	$64.9	$101.1	$102.8
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(32.5)	(7.8)	(6.8)	(30.5)
Hedging Activities:
Decrease in fair value of hedging activities, net of tax effects of $(6.7) million and $(5.0) million for the three months ended July 2, 2016 and July 4, 2015 and $(5.4) million and $(7.4) million for the six months ended July 2, 2016 and July 4, 2015 respectively	(11.1)	(8.2)	(8.8)	(12.1)
Reclassification of losses included in net income, net of tax effects of $4.7 million and $4.2 million for the three months ended July 2, 2016 and July 4, 2015 and $9.7 million and $6.5 million for the six months ended July 2, 2016 and July 4, 2015 respectively	7.6	6.8	15.7	10.5
Pension and Post Retirement Plans:
Reclassification adjustments for pension and post retirement benefits included in net income, net of tax effects of $0.4 million and $1.1 million for the three months ended July 2, 2016 and July 4, 2015 and $0.6 million and $1.5 million for the six months ended July 2, 2016 and July 4, 2015, respectively	0.6	(0.3)	1.3	0.5
Other comprehensive income (loss)	(35.4)	(9.5)	1.4	(31.6)
Comprehensive income	23.0	55.4	102.5	71.2
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.9	2.4	2.4
Comprehensive income attributable to Regal Beloit Corporation	$22.1	$53.5	$100.1	$68.8
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	July 2, 2016	January 2, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$271.5	$252.9
Trade Receivables, less allowances of $12.2 million in 2016 and $11.3 million in fiscal 2015	522.5	462.0
Inventories	711.4	775.0
Prepaid Expenses and Other Current Assets	131.4	145.3
Total Current Assets	1,636.8	1,635.2
Net Property, Plant and Equipment	654.3	678.5
Goodwill	1,466.0	1,465.6
Intangible Assets, net of Amortization	749.1	777.8
Deferred Income Tax Benefits	21.2	18.6
Other Noncurrent Assets	13.2	16.0
Total Assets	$4,540.6	$4,591.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$341.4	$336.2
Dividends Payable	10.7	10.3
Hedging Obligations	35.8	44.7
Accrued Compensation and Employee Benefits	69.9	80.6
Other Accrued Expenses	138.4	134.7
Current Maturities of Long-Term Debt	3.6	6.3
Total Current Liabilities	599.8	612.8
Long-Term Debt	1,610.5	1,715.6
Deferred Income Taxes	105.8	100.9
Hedging Obligations	22.2	27.6
Pension and Other Post Retirement Benefits	106.2	105.9
Other Noncurrent Liabilities	46.2	46.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.8 million and 44.7 million shares issued and outstanding in 2016 and fiscal 2015, respectively	0.4	0.4
Additional Paid-In Capital	899.0	900.8
Retained Earnings	1,368.4	1,291.1
Accumulated Other Comprehensive Loss	(255.8)	(255.0)
Total Regal Beloit Corporation Shareholders' Equity	2,012.0	1,937.3
Noncontrolling Interests	37.9	45.5
Total Equity	2,049.9	1,982.8
Total Liabilities and Equity	$4,540.6	$4,591.7
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	99.2	—	3.6	102.8
Other Comprehensive Loss	—	—	—	(30.4)	(1.2)	(31.6)
Dividends Declared ($0.45 per share)	—	—	(20.2)	—	—	(20.2)
Stock Options Exercised, including income tax benefit and share cancellations	—	1.9	—	—	—	1.9
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	7.1	—	—	—	7.1
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(1.2)	$(1.2)
Balance as of July 4, 2015	$0.4	$905.1	$1,267.9	$(181.4)	$45.8	$2,037.8

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	98.2	—	2.9	101.1
Other Comprehensive Income (Loss)	—	—	—	1.9	(0.5)	1.4
Dividends Declared ($0.47 per share)	—	—	(20.9)	—	—	(20.9)
Stock Options Exercised, including income tax benefit and share cancellations	—	(1.7)	—	—	—	(1.7)
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	7.1	—	—	—	7.1
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	(19.6)
Balance as of July 2, 2016	$0.4	$899.0	$1,368.4	$(255.8)	$37.9	$2,049.9
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	July 2, 2016	July 4, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.1	$102.8
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	79.0	78.1
Excess tax expense (benefits) from share-based compensation	0.1	(1.2)
Loss on sale or disposition of assets, net	1.0	0.7
Share-based compensation expense	7.1	7.1
Loss on Venezuela currency devaluation	—	1.5
Gain on sale of business	(11.6)	—
Change in operating assets and liabilities	(2.4)	(53.3)
Net cash provided by operating activities	174.3	135.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(31.7)	(44.7)
Sales of investment securities	30.3	13.6
Purchases of investment securities	(25.8)	(21.4)
Business acquisitions, net of cash acquired	—	(1,400.5)
Proceeds from sale of business	25.0	—
Proceeds from sale of assets	0.1	7.8
Net cash used in investing activities	(2.1)	(1,445.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	360.0	326.0
Repayments of the revolving credit facility	(338.0)	(290.0)
Proceeds from short-term borrowings	20.8	68.8
Repayments of short-term borrowings	(27.5)	(64.0)
Proceeds from long-term borrowings	—	1,250.0
Repayments of long-term borrowings	(125.2)	(31.4)
Dividends paid to shareholders	(20.5)	(19.7)
Proceeds from the exercise of stock options	0.5	3.7
Excess tax (expense) benefits from share-based compensation	(0.1)	1.2
Distributions to noncontrolling interests	(0.3)	(0.3)
Purchase of subsidiary shares from noncontrolling interest	(19.6)	(1.2)
Financing fees paid	—	(17.8)
Net cash provided by (used in) financing activities	(149.9)	1,225.3
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.7)	(2.3)
Net increase (decrease) in cash and cash equivalents	18.6	(86.5)
Cash and cash equivalents at beginning of period	252.9	334.1
Cash and cash equivalents at end of period	$271.5	$247.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$27.3	$27.5
Income taxes	$40.5	$44.1
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2016
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 2, 2016, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements as of July 2, 2016 and for the three and six months ended July 2, 2016 and July 4, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed on March 2, 2016.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended July 2, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.
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
Change in Accounting Principles
As of the beginning of its fiscal year 2016, the Company changed its inventory valuation method for the U.S. inventory of the recently acquired Power Transmission Solutions (“PTS”) business to the last-in, first-out ("LIFO") method from the first-in, first-out ("FIFO") method. This change affected approximately 9% of the Company’s inventory. The Company believed this change in accounting principle is preferable under the circumstances because LIFO would better match current costs with current revenues since the cost of raw materials has been volatile in recent years, resulting in greater consistency in inventory costing across the organization since LIFO is the method used for the majority of the Company's other U.S. inventory, and better aligns with how management assesses the performance of the business. Because this change in accounting principle was immaterial in all annual or interim prior periods, it was not applied retrospectively. The change did not have a material impact on the condensed consolidated financial statements for the three and six months ended July 2, 2016.
Also, as of the beginning of its fiscal year 2016, the Company changed its method of calculating LIFO inventories, which represented approximately 51% of the Company’s inventory. The Company reduced the number of LIFO inventory pools to three to align with the Company’s reportable segments. Previously, the Company had 10 LIFO inventory pools, some of which crossed reportable segments. The Company believed this change in accounting principle is preferable under the circumstances because fewer pools will simplify the LIFO calculations, combine inventory items with similarities within a reportable segment, and better align with how management assesses the performance of the businesses. The Company determined that it had the data needed to apply this change in accounting principle prospectively as of the beginning of its fiscal year 2014, but that full retrospective application is impracticable because the data is not available to determine the cumulative effect of the change. Because the effect of applying the change prospectively as of the beginning of fiscal 2014 is immaterial in any annual or interim period in fiscal years 2014 or 2015, the Company applied this change in accounting principle prospectively from the first day of fiscal year 2016.
New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years through a cumulative effect of adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance in Topic 606 on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU No. 2016-12 do not change the core principles of the guidance in Topic 606. The Company is required to adopt the new requirements in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. The amendments in ASU No. 2016-10 do not change the core principles of the guidance in Topic 606. The Company is required to adopt the new requirements in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In March, 2016 the FASB issued Accounting ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Implementation and administration may present challenges for companies with significant share-based payment activities and there are various transition methods. The Company is required to adopt the new requirements in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, issued by the FASB in May 2014. ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgment and make more estimates than under today’s guidance. Such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. The Company is required to adopt the new requirements in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

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

2. OTHER FINANCIAL INFORMATION
Inventories

The approximate percentage distribution between major classes of inventories was as follows:

	July 2, 2016	January 2, 2016
Raw Material and Work in Process	46%	45%
Finished Goods and Purchased Parts	54%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 55% of the Company's inventory at July 2, 2016, and 42% at January 2, 2016 was determined using the LIFO method.
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (dollars in millions):

	Useful Life in Years	July 2, 2016	January 2, 2016
Land and Improvements		$80.3	$80.7
Buildings and Improvements	3 - 50	274.4	276.9
Machinery and Equipment	3 - 15	935.0	926.7
Property, Plant and Equipment		1,289.7	1,284.3
Less: Accumulated Depreciation		(635.4)	(605.8)
Net Property, Plant and Equipment		$654.3	$678.5

3.    ACQUISITIONS AND DIVESTITURES
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. There were no acquisition-related expenses for the three months ended July 2, 2016 or July 4, 2015. There were no acquisition-related expenses for the six months ended July 2, 2016. Acquisition-related expenses for the six months ended July 4, 2015 were $9.2 million. Acquisition-related expenses are recorded in operating expenses as incurred.
2016 Acquisitions
Elco Purchase
On January 18, 2016, the Company purchased the remaining shares owned by the joint venture partner in its Elco Group B.V. (“Elco”) joint venture, increasing the Company’s ownership from 55.0% to 100.0%, for a purchase price of $19.6 million. The Company consolidated the results of Elco into the Company's consolidated financial statements in the Climate Solutions segment.
2016 Divestitures
Mastergear Worldwide
On June 1, 2016, the Company sold its Mastergear Worldwide ("Mastergear") business to Rotork PLC for a purchase price of $25.0 million, subject to customary finalization. Mastergear was included in the Company's Power Transmission Solutions segment. A gain of approximately $11.6 million was recorded in the Condensed Consolidated Statements of Income during the three and six months ended July 2, 2016.
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

The acquisition of PTS was accounted for as a purchase in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, trade names and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. Approximately 65% of goodwill will be deductible for United States income tax purposes.
The purchase price allocation for PTS was as follows (in millions):

As of January 30, 2015
Current assets	$22.5
Trade receivables	67.2
Inventories	108.8
Property, plant and equipment	184.4
Intangible assets	648.2
Goodwill	564.3
Total assets acquired	1,595.4
Accounts payable	57.2
Current liabilities assumed	32.3
Long-term liabilities assumed	97.0
Net assets acquired	$1,408.9
The valuation of the net assets acquired of $1,408.9 million was classified as Level 3 in the valuation hierarchy (see also Note 14 of the Notes to the Condensed Consolidated Financial Statements for the definition of Level 3 inputs). The Company valued property, plant and equipment using both a market approach and a cost approach depending on the asset. Intangible assets were valued using the present value of projected future cash flows and significant assumptions included royalty rates, discount rates, customer attrition and obsolescence factors.
The components of Intangible Assets included as part of the PTS acquisition was as follows (in millions):

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer Relationships	17.0	$462.8
Technology	14.5	63.5
Intangible assets subject to amortization	16.7	526.3
Non-amortizable intangible assets
Trade Names	-	121.9
Intangible assets		$648.2
Net sales from PTS were $130.2 million and $262.8 million for the three and six months ended July 2, 2016, respectively. Net sales from PTS were $149.0 million and $255.8 million for the three and six months ended July 4, 2015, respectively. Operating income from PTS was $7.7 million and $20.0 million for the three and six months ended July 2, 2016, respectively. Operating income (loss) from PTS was $8.9 million and $(3.0) million for the three and six months ended July 4, 2015, respectively. Purchase accounting inventory adjustments and transaction costs of $7.1 million and $29.8 million were included in the PTS operating income for the three and six months ended July 4, 2015, respectively.
Pro Forma Consolidated Results for PTS Acquisition
The following supplemental pro forma financial information presents the financial results for the six months ended July 4, 2015, as if the acquisition of PTS had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments, (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

Six Months Ended
July 4, 2015
Pro forma net sales	$1,902.5
Pro forma net income attributable to the Company	100.9

Basic earnings per share as reported	$2.22
Pro forma basic earnings per share	2.25

Diluted earnings per share as reported	$2.20
Pro forma diluted earnings per share	2.24

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss ("AOCI").

The changes in AOCI by component for the three and six months ended July 2, 2016 and July 4, 2015 were as follows (in millions):

	Three Months Ended
	July 2, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(37.1)	$(34.7)	$(149.5)	$(221.3)
Other comprehensive income (loss) before reclassifications	(17.8)	0.5	(32.1)	(49.4)
Tax impact	6.7	—	—	6.7
Amounts reclassified from accumulated other comprehensive loss	12.3	1.0	—	13.3
Tax impact	(4.7)	(0.4)	—	(5.1)
Net current period other comprehensive income (loss)	(3.5)	1.1	(32.1)	(34.5)
Ending balance	$(40.6)	$(33.6)	$(181.6)	$(255.8)

	Three Months Ended
	July 4, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.2)	$(38.7)	$(102.2)	$(172.1)
Other comprehensive income (loss) before reclassifications	(13.2)	—	(7.6)	(20.8)
Tax impact	5.0	—	—	5.0
Amounts reclassified from accumulated other comprehensive income (loss)	11.0	0.8	—	11.8
Tax impact	(4.2)	(1.1)	—	(5.3)
Net current period other comprehensive income (loss)	(1.4)	(0.3)	(7.6)	(9.3)
Ending balance	$(32.6)	$(39.0)	$(109.8)	$(181.4)

	Six Months Ended
	July 2, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(47.5)	$(35.4)	$(172.1)	$(255.0)
Other comprehensive income (loss) before reclassifications	(14.2)	0.5	(6.8)	(20.5)
Tax impact	5.4	—	—	5.4
Amounts reclassified from accumulated other comprehensive loss	25.4	1.9	—	27.3
Tax impact	(9.7)	(0.6)	—	(10.3)
Net current period other comprehensive income (loss)	6.9	1.8	(6.8)	1.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.7)	(2.7)
Ending balance	$(40.6)	$(33.6)	$(181.6)	$(255.8)

	Six Months Ended
	July 4, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.0)	$(39.5)	$(80.5)	$(151.0)
Other comprehensive income (loss) before reclassifications	(19.5)	—	(29.3)	(48.8)
Tax impact	7.4	—	—	7.4
Amounts reclassified from accumulated other comprehensive income (loss)	17.0	2.0	—	19.0
Tax impact	(6.5)	(1.5)	—	(8.0)
Net current period other comprehensive income (loss)	(1.6)	0.5	(29.3)	(30.4)
Ending balance	$(32.6)	$(39.0)	$(109.8)	$(181.4)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from accumulated other comprehensive loss in the tables above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for pension and post retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Operating Expenses (see also Note 8 of Notes to Condensed Consolidated Financial Statements).

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following information presents changes to goodwill during the six months ended July 2, 2016 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2016	$1,465.6	$547.7	$342.8	$575.1
Acquisition and valuation adjustments	(0.3)	—	—	(0.3)
Translation adjustments	0.7	(0.7)	(0.3)	1.7
Balance as of July 2, 2016	$1,466.0	$547.0	$342.5	$576.5

Cumulative goodwill impairment charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		July 2, 2016		January 2, 2016
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	15	$711.6	$183.1	$709.0	$161.4
Technology	11	191.0	101.7	191.1	92.9
Trademarks	12	32.3	22.9	32.1	21.8
Patent and engineering drawings	5	16.6	16.6	16.6	16.6
Non-compete agreements	5	8.4	8.1	8.5	8.1
		959.9	332.4	957.3	300.8
Non-amortizable trade names		121.6	—	121.3	—
		$1,081.5	$332.4	$1,078.6	$300.8

Estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2017	$55.3
2018	53.3
2019	52.8
2020	49.7
2021	42.1

Amortization expense recorded for the three and six months ended July 2, 2016 was $15.8 million and $31.4 million, respectively. Amortization expense recorded for the three and six months ended July 4, 2015 was $16.7 million and $31.0 million, respectively. Amortization expense for 2016 is estimated to be $61.8 million.

6. BUSINESS SEGMENTS
The following sets forth certain financial information attributable to the Company's reporting segments as of and for the three and six months ended July 2, 2016 and July 4, 2015 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended July 2, 2016
External sales	$394.7	$254.5	$189.4	$—	$838.6
Intersegment sales	11.4	7.0	1.1	(19.5)	—
Total sales	406.1	261.5	190.5	(19.5)	838.6
Gross profit	96.2	64.7	62.0	—	222.9
Operating expenses	71.1	28.6	31.8	—	131.5
Income from operations	25.1	36.1	30.2	—	91.4
Depreciation and amortization	19.2	6.5	13.2	—	38.9
Capital expenditures	9.6	3.6	3.6	—	16.8
Identifiable assets	1,937.1	947.4	1,656.1	—	4,540.6
As of and for Three Months Ended July 4, 2015
External sales	$441.0	$286.1	215.1	$—	$942.2
Intersegment sales	22.4	5.8	1.2	(29.4)	—
Total sales	463.4	291.9	216.3	(29.4)	942.2
Gross profit	113.6	73.0	64.8	—	251.4
Operating expenses	72.1	29.3	46.8	—	148.2
Income from operations	41.5	43.7	18.0	—	103.2
Depreciation and amortization	19.3	7.6	15.3	—	42.2
Capital expenditures	12.4	4.1	7.0	—	23.5
Identifiable assets	2,424.8	900.8	1,639.4	—	4,965.0

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Six Months Ended July 2, 2016
External sales	$772.3	$494.3	$390.2	$—	$1,656.8
Intersegment sales	22.7	12.2	2.0	(36.9)	—
Total sales	795.0	506.5	392.2	(36.9)	1,656.8
Gross profit	189.8	120.9	129.6	—	440.3
Operating expenses	143.0	60.2	76.4	—	279.6
Income from operations	46.8	60.7	53.2	—	160.7
Depreciation and amortization	38.9	12.7	27.4	—	79.0
Capital expenditures	16.9	7.5	7.3	—	31.7
Identifiable assets	1,937.1	947.4	1,656.1	—	4,540.6
As of and for Six Months Ended July 4, 2015
External sales	$897.4	$566.5	390.0	$—	$1,853.9
Intersegment sales	46.3	12.9	2.3	(61.5)	—
Total sales	943.7	579.4	392.3	(61.5)	1,853.9
Gross profit	226.5	136.7	109.1	—	472.3
Operating expenses	151.7	59.6	94.2	—	305.5
Income from operations	74.8	77.1	14.9	—	166.8
Depreciation and amortization	38.8	14.6	24.7	—	78.1
Capital expenditures	28.1	8.7	7.9	—	44.7
Identifiable assets	2,424.8	900.8	1,639.4	—	4,965.0

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
The Company evaluates performance based on each segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of July 2, 2016 and January 2, 2016 was as follows (in millions):

	July 2, 2016	January 2, 2016
Term facility	$993.1	$1,118.1
Senior notes	600.0	600.0
Multicurrency revolving facility	25.0	3.0
Other	8.5	15.5
Less: Debt issuance costs	(12.5)	(14.7)
	1,614.1	1,721.9
Less: Current maturities	3.6	6.3
Non-current portion	$1,610.5	$1,715.6

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At July 2, 2016 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $25.0 million, $32.2 million of standby letters of credit issued under the facility, and $442.8 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three and six months ended July 2, 2016 and July 4, 2015. The weighted average interest rate on the Term Facility was 1.9% for the three and six months ended July 2, 2016 and July 4, 2015. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At July 2, 2016, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) as issued in a private placement consisting of seven tranches with maturities from seven to twelve years that carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at July 2, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At July 2, 2016, the interest rate was 1.4%. At January 2, 2016, the interest rate was 1.1%
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests.

Other Notes Payable

At July 2, 2016, other notes payable of approximately $8.5 million were outstanding with a weighted average interest rate of 3.8%. At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,660.3 million and $1,758.2 million as of July 2, 2016 and January 2, 2016, respectively.

8. POST RETIREMENT PLANS
The Company’s net periodic benefit cost was comprised of the following components (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$2.0	$4.0	$4.1	$4.7
Interest cost	2.7	1.1	5.1	5.4
Expected return on plan assets	(2.9)	(3.0)	(5.9)	(5.2)
Amortization of prior service cost and net actuarial loss	1.0	0.8	1.9	2.0
Net periodic benefit cost	$2.8	$2.9	$5.2	$6.9

The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year is $3.1 million and $0.2 million, respectively.
For the three months ended July 2, 2016 and July 4, 2015, the Company contributed $1.1 million and $0.7 million, respectively, to post retirement plans. For the six months ended July 2, 2016 and July 4, 2015, the Company contributed $2.2 million and $1.5 million, respectively, to post retirement plans. The Company expects to make total contributions of $4.6 million in 2016. The Company contributed a total of $4.7 million in fiscal 2015. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2015 Annual Report on Form 10-K filed on March 2, 2016.
Beginning in 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension and other post retirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. The change will not affect the measurement of the total benefit obligations as the change in service and interest costs is offset in the actuarial gains and losses recorded in other comprehensive income. The methodology of selecting a discount rate that matches each plan's cash flows to that of a theoretical bond portfolio yield curve will continue to be used to value the benefit obligation at the end of each year. The Company changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company has accounted for this change as a change in estimate prospectively and it is expected to result in a $2.9 million reduction in expense for fiscal 2016 as compared to the previous method.

9. SHAREHOLDERS’ EQUITY
Common Stock

The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There were no purchases under this program during the six months ended July 2, 2016. There are approximately 2.3 million shares of our common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized approximately $3.8 million and $4.1 million in share-based compensation expense for the three months ended July 2, 2016 and July 4, 2015, respectively. Share-based compensation expense was $7.1 million for the six months ended July 2, 2016 and July 4, 2015. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total excess income tax (expense) benefit recognized relating to share-based compensation was $(0.1) million for the six months ended July 2, 2016 and $1.2 million for the six months ended July 4, 2015. As of July 2, 2016, total unrecognized compensation cost related to share-based compensation awards was approximately $30.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

Approximately 1.3 million shares were available for future grant under the 2013 Equity Incentive Plan at July 2, 2016.

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock settled stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the six months ended July 2, 2016 and July 4, 2015, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the six months ended July 2, 2016 and July 4, 2015 (in millions):

	July 2, 2016	July 4, 2015
Total intrinsic value of share-based incentive awards exercised	$0.3	$4.0
Cash received from stock option exercises	0.5	2.5
Income tax (expense) benefit from the exercise of stock options	(0.1)	1.5
Total fair value of share-based incentive awards vested	4.8	4.8

The assumptions used in the Company's Black-Scholes valuation related to grants for options and SAR's were as follows:

	2016	2015
Per share weighted average fair value of grants	$15.22	$27.16
Risk-free interest rate	1.4%	1.9%
Expected life (years)	7.0	7.0
Expected volatility	29.6%	35.6%
Expected dividend yield	1.7%	1.2%
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

Following is a summary of share-based incentive plan grant activity (options and SARs) for the six months ended July 2, 2016.

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2016	1,548,266	$63.09
Granted	293,400	57.43
Exercised	(22,856)	45.46
Forfeited	(28,177)	73.24
Expired	(2,250)	72.05
Outstanding at July 2, 2016	1,788,383	$62.22	5.8	$4.4
Exercisable at July 2, 2016	1,117,928	$59.60	4.0	$4.3

Compensation expense recognized related to options and SARs was $2.5 million for the six months ended July 2, 2016.
As of July 2, 2016, there was $12.0 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.6 years.

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
Following is a summary of RSA award activity for the six months ended July 2, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at January 2, 2016	14,400	$78.15	0.4
Granted	19,593	57.43
Vested	(14,400)	78.15
Unvested RSAs July 2, 2016	19,593	$57.43	0.9

RSAs vest on either the first (for RSAs granted in 2013 and later) or the third (for RSAs granted prior to 2013) anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.6 million for the six months ended July 2, 2016.
As of July 2, 2016, there was $1.0 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.9 years.

Following is a summary of RSU award activity for the six months ended July 2, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at January 2, 2016	268,655	$72.91	1.8
Granted	105,228	57.43
Vested	(79,255)	65.06
Forfeited	(13,135)	75.02
Unvested RSUs at July 2, 2016	281,493	$69.24	2.1

RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $3.0 million for the six months ended July 2, 2016.
As of July 2, 2016, there was $11.9 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.
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
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	July 2, 2016	July 4, 2015
Risk-free interest rate	0.9%	1.0%
Expected life (years)	3.0	3.0
Expected volatility	23.0%	25.0%
Expected dividend yield	1.7%	1.2%

Following is a summary of PSU award activity for the six months ended July 2, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at January 2, 2016	87,895	$75.81	1.9
Granted	83,605	51.84
Forfeited	(36,285)	59.76
Unvested PSUs July 2, 2016	135,215	$65.30	2.4
Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.0 million for the six months ended July 2, 2016. Total unrecognized compensation expense for all PSUs granted as of July 2, 2016 is estimated to be $6.0 million recognized as a charge to earnings over a weighted average period of 2.4 years.

10. INCOME TAXES
The effective tax rate for the three months ended July 2, 2016 was 24.9% versus 26.0% for the three months ended July 4, 2015. The effective tax rate for the six months ended July 2, 2016 was 24.1% versus 26.0% for the six months ended July 4, 2015. The change in the effective tax rate for the three months and six months ended July 2, 2016 was primarily driven by the mix of earnings, partially offset by the gain derived from the sale of the Mastergear business. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of July 2, 2016 and January 2, 2016, the Company had approximately $8.6 million and $8.3 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to U.S. Federal and state/local income tax examinations by tax authorities for years prior to 2011, and the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2009.
11. EARNINGS PER SHARE ("EPS")
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of the anti-dilutive shares were 1.3 million and 0.3 million for the three months ended July 2, 2016 and July 4, 2015, respectively, and 1.2 million and 0.2 million for the six months ended July 2, 2016 and July 4, 2015, respectively. The following table reconciles the basic and diluted shares used in EPS calculations for the three and six months ended July 2, 2016 and July 4, 2015 (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Denominator for basic EPS	44.7	44.8	44.7	44.8
Effect of dilutive securities	0.3	0.4	0.3	0.3
Denominator for diluted EPS	45.0	45.2	45.0	45.1

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended July 2, 2016 and July 4, 2015 (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Beginning balance	$17.5	$20.9	$19.1	$19.3
Less: Payments	(4.6)	(4.4)	(9.7)	(9.1)
Provisions	6.3	4.1	9.8	9.6
Acquisition	—	—	—	0.8
Ending balance	$19.2	$20.6	$19.2	$20.6

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of July 2, 2016.
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
At July 2, 2016, the Company had $(7.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, the Company had $(7.4) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of July 2, 2016, the Company had the following currency forward contracts outstanding (with maturities extending through April 2019) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in U.S. Dollars)
Chinese Renminbi	$163.3
Mexican Peso	266.1
Euro	49.8
Indian Rupee	42.2
Canadian Dollar	30.3
Australian Dollar	10.6
Japanese Yen	3.2
Thai Baht	4.5
Great Britain Pound	1.9

As of July 2, 2016, the Company had the following commodity forward contracts outstanding (with maturities extending through September 2017) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

Notional Amount
Copper	$44.9
Aluminum	2.3

As of July 2, 2016, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of July 2, 2016 and January 2, 2016 were (in millions):

	July 2, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$6.0
Currency contracts	0.6	0.3	31.9	16.2
Commodity contracts	1.4	0.2	1.8	—
Not designated as hedging instruments:
Currency contracts	1.2	—	0.4	—
Commodity contracts	1.8	—	1.7	—
Total Derivatives	$5.0	$0.5	$35.8	$22.2

	January 2, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (non-current)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$7.8
Currency contracts	0.7	0.4	29.9	19.5
Commodity contracts	0.1	—	8.7	—
Not designated as hedging instruments:
Currency contracts	0.5	0.6	0.9	0.3
Commodity contracts	5.1	—	5.2	—
Total Derivatives	$6.4	$1.0	$44.7	$27.6

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	July 2, 2016				July 4, 2015
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$0.7	$(18.2)	$(0.3)	$(17.8)	$(2.9)	$(10.4)	$0.1	$(13.2)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
Loss recognized in Cost of Sales	(4.3)	(6.7)	—	(11.0)	(6.6)	(3.2)	—	(9.8)
Loss recognized in Interest Expense	—	—	(1.3)	(1.3)	—	—	(1.3)	(1.3)

	Six Months Ended
	July 2, 2016				July 4, 2015
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$2.1	$(15.6)	$(0.7)	$(14.2)	$(7.5)	$(11.1)	$(0.9)	$(19.5)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
Loss recognized in Cost of Sales	(9.7)	(13.2)	—	(22.9)	(9.7)	(4.8)	—	(14.5)
Loss recognized in Interest Expense	—	—	(2.5)	(2.5)	—	—	(2.6)	(2.6)

The ineffective portion of hedging instruments recognized during the three and six months ended July 2, 2016 and July 4, 2015, respectively, was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	July 2, 2016		July 4, 2015
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.1	$—	$—	$1.7
Loss recognized in Operating Expenses	—	(1.6)	—	—

	Six Months Ended
	July 2, 2016		July 4, 2015
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.2	$—	$—	$(0.5)
Loss recognized in Operating Expenses	—	(0.7)	—	—

The net AOCI hedging component balance of $(40.6) million loss at July 2, 2016 includes $(22.1) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended July 2, 2016 and January 2, 2016.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	July 2, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.8	$(1.4)	$0.4
Derivative Commodity Contracts	3.2	(3.0)	0.2
Other Noncurrent Assets:
Derivative Currency Contracts	0.3	(0.2)	0.1
Derivative Commodity Contracts	0.2	—	0.2
Hedging Obligations (Current):
Derivative Currency Contracts	32.3	(1.4)	30.9
Derivative Commodity Contracts	3.5	(3.0)	0.5
Hedging Obligations:
Derivative Currency Contracts	16.2	(0.2)	16.0

	January 2, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.2	$(1.2)	$—
Derivative Commodity Contracts	5.2	(5.2)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.0	(1.0)	—
Hedging Obligations (Current):
Derivative Currency Contracts	30.8	(1.2)	29.6
Derivative Commodity Contracts	13.9	(5.2)	8.7
Hedging Obligations:
Derivative Currency Contracts	19.8	(1.0)	18.8

14. FAIR VALUE

The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair values of cash equivalents and term deposits approximate their carrying values as of July 2, 2016 and January 2, 2016, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at July 2, 2016 and January 2, 2016.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 2, 2016 and January 2, 2016 (in millions):

	July 2, 2016	January 2, 2016	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.8	$1.2	Level 2
Derivative Commodity Contracts	3.2	5.2	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.3	5.2	Level 1
Derivative Currency Contracts	0.3	1.0	Level 2
Derivative Commodity Contracts	0.2	—	Level 2
Liabilities:
Hedging Obligations (current):
Derivative Currency Contracts	32.3	30.8	Level 2
Derivative Commodity Contracts	3.5	13.9	Level 2
Hedging Obligations:
Interest Rate Swap	6.0	7.8	Level 2
Derivative Currency Contracts	16.2	19.8	Level 2

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 1 inputs based on quoted market prices for identical instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the six months ended July 2, 2016, there were no transfers between classification Levels 1, 2 or 3.

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

The following is a reconciliation of provisions and payments for the restructuring projects for the three and six months ended July 2, 2016 and July 4, 2015, respectively (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Beginning balance	$1.0	$4.0	$1.3	$6.1
Provision	1.7	2.2	3.1	3.4
Less: Payments	1.3	3.0	3.0	6.3
Ending Balance	$1.4	$3.2	$1.4	$3.2

The following is a reconciliation of restructuring and restructuring-related costs for the restructuring projects for the three and six months ended July 2, 2016 and July 4, 2015, respectively (in millions):

	Three Months Ended
	July 2, 2016			July 4, 2015
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee termination expenses	$0.2	$0.1	$0.3	$(0.1)	$—	$(0.1)
Facility related costs	0.4	0.4	0.8	0.3	—	0.3
Other expenses	0.6	—	0.6	1.8	0.2	2.0
Total restructuring costs	$1.2	$0.5	$1.7	$2.0	$0.2	$2.2

	Six Months Ended
	July 2, 2016			July 4, 2015
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee termination expenses	$0.4	$0.1	$0.5	$0.1	$—	$0.1
Facility related costs	0.5	0.4	0.9	0.4	0.1	0.5
Other expenses	0.6	—	0.6	1.8	1.0	2.8
Total restructuring costs	$1.5	$0.5	$2.0	$2.3	$1.1	$3.4
Restructuring-related costs:
Other employment benefit expenses	$0.5	$0.6	$1.1	$—	$—	$—
Total restructuring-related costs	$0.5	$0.6	$1.1	$—	$—	$—
Total restructuring and restructuring-related costs	$2.0	$1.1	$3.1	$2.3	$1.1	$3.4

The Company's current restructuring activities are expected to conclude by the end of the first quarter of fiscal 2017. The Company expects to record aggregate future charges relating to previously announced restructuring activities of approximately $6.1 million which includes $1.5 million of employee termination expenses and $4.6 million of facility related and other costs.

16. SUBSEQUENT EVENT
On July 7, 2016, the Company sold the assets of its Venezuelan subsidiary, which had been included in the Company's Commercial and Industrial Systems segment, to a private company for $3.0 million. Of this amount, $1.0 million was received on the transaction closing date and $2.0 million will be received in 24 monthly installments. The Company may receive additional amounts in the future related to certain accounts receivable of this business. These gains will be recognized as the cash is received. The Company wrote down its investment and ceased operations of this subsidiary in 2015.

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

•	The Climate Solutions segment produces small motors, controls and air moving solutions. Applications include residential and light commercial HVAC, commercial refrigeration and water heaters.

•
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
Restructuring and Related Costs. Beginning in 2014, as part of our Simplification initiative, we announced the closure of several of our manufacturing and warehouse facilities and their consolidation into existing facilities to simplify manufacturing operations in our Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions segments. As a result of these closures, we incurred restructuring and restructuring-related costs. Restructuring costs includes employee termination and plant relocation costs. Restructuring-related costs includes costs directly associated with actions resulting from our Simplification initiative, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.
Outlook
Our outlook for the second half of 2016 assumes a continuation of weak global demand from many of our industrial end markets relative to the prior year. These market conditions are expected to negatively impact our sales volume. We expect the lower sales volume will negatively impact income from operations, partially offset by benefits from the Simplification initiative and cost controls.

Results of Operations
Three Months Ended July 2, 2016 Compared to July 4, 2015
Net sales decreased $103.6 million or 11.0% for the second quarter 2016 compared to the second quarter 2015. The decrease consisted of an organic sales decline of 9.8%, a negative foreign currency translation impact of 1.0% and a negative impact from the sale of the Mastergear Worldwide (“Mastergear”) business of 0.2%. Gross profit for the second quarter 2016 decreased $28.5 million or 11.3% primarily due to lower sales volume as compared to the second quarter 2015. The prior year included non-recurring expenses related to the recognition of the inventory step up in cost of goods sold of $7.1 million due to purchase accounting adjustments associated with the acquired PTS business from Emerson Electric Company. Operating expenses for the second quarter 2016 decreased $16.7 million or 11.3% primarily due to the $11.6 million gain on the sale of the Mastergear business and cost controls as compared to the same period in the prior year.
Commercial and Industrial Systems segment net sales decreased $46.3 million or 10.5% for the second quarter 2016 compared to the second quarter 2015. The decrease consisted of an organic sales decline of 9.0% and a negative foreign currency translation impact of 1.6%. The majority of the decrease was from the impact of depressed oil and gas and power generation activity, the impact of contractual two-way material price formulas and weak China industrial markets. Gross profit decreased $17.4 million or 15.3% primarily due to lower volume. Operating expenses for the second quarter 2016 were down 1.4% compared to the same period in the prior year due to cost controls.
Climate Solutions segment net sales decreased $31.6 million or 11.0% for the second quarter 2016 compared to the second quarter 2015. The decrease consisted of an organic sales decline of 10.4% and a negative foreign currency translation impact of 0.7%. Net sales were unfavorably impacted by a continued decline in Middle East HVAC demand, the impact of contractual two-way material price formulas and a slower start to the cooling season in the North American residential HVAC market. Gross profit decreased $8.3 million or 11.4% primarily due to lower volume partially offset by the benefits of the Simplification initiative and cost controls. Operating expenses for the second quarter 2016 decreased by 2.4% compared to the same period in the prior year due to cost controls.
Power Transmission Solutions segment net sales decreased $25.7 million or 11.9% for the second quarter 2016 compared to the second quarter 2015. The decrease consisted of an organic sales decline of 10.9%, divestiture of the Mastergear business of 0.9%

and a negative foreign currency translation impact of 0.2%. Organic sales declines were primarily driven by weak oil and gas, metals and agricultural end markets. Gross profit for the second quarter 2016 decreased $2.8 million or 4.3% primarily due to the impact of lower production on the absorption of costs. The prior year included non-recurring expenses related to the recognition of the inventory step up in cost of goods sold of $7.1 million due to purchase accounting adjustments associated with the acquired PTS business. Operating expenses for the second quarter 2016 decreased $15.0 million primarily due to the $11.6 million gain on the sale of the Mastergear business and cost controls.

Six Months Ended July 2, 2016 Compared to July 4, 2015
Net sales decreased $197.1 million or 10.6% for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 and included $33.9 million from the recently acquired businesses, net of dispositions. The decrease consisted of an organic sales decline of 11.3% and a negative foreign currency translation impact of 1.1%, partially offset by a favorable impact from acquisition sales of 1.8%. Gross profit for the six months ended July 2, 2016 decreased $32.0 million or 6.8% compared to the six months ended July 4, 2015. The prior year included non-recurring expenses related to the recognition of the inventory step up in cost of goods sold of $20.6 million due to purchase accounting adjustments associated with the acquired PTS business. Operating expenses for the six months ended July 2, 2016 decreased $25.9 million or 8.5% compared to the same period in the prior year primarily due primarily to the $9.2 million of acquisition fees incurred in 2015 and the $11.6 million gain on the sale of the Mastergear business in 2016. In addition, current year operating expenses included incremental operating expenses associated with the acquired PTS business.
Commercial and Industrial Systems segment net sales decreased $125.1 million or 13.9% for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. The decrease consisted of an organic sales decline of 12.2% and a negative foreign currency translation impact of 1.7%. Organic sales declines were primarily driven by decreased volume in the oil and gas end markets, weaker demand in North American and Asian industrial markets and the effect of contractual two-way material price formulas. Gross profit decreased $36.7 million or 16.2% primarily due to the impact of lower demand in the oil and gas end markets, the associated impact of lower production on the absorption of costs that was partially offset by benefits from the Simplification initiative. Operating expenses for the six months ended July 2, 2016 decreased $8.7 million or 5.7% compared to the six months ended July 4, 2015 due to cost controls.
Climate Solutions segment net sales decreased $72.2 million or 12.7% for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. The decrease consisted of an organic sales decline of 11.9% and a negative foreign currency translation impact of 0.8%. Organic sales declines were primarily driven by a downturn in the Middle East HVAC market, lower demand in the residential North American HVAC and water heating market and the effect of contractual two-way material price formulas. Gross profit decreased $15.8 million or 11.6% primarily due to lower volume, product mix and the impact of lower production on the absorption of costs, partially offset by benefits from the Simplification initiative and cost controls. Operating expenses for the six months ended July 2, 2016 increased 1.0% as compared to the six months ended July 4, 2015.
Power Transmission Solutions segment net sales were relatively unchanged at $390.2 million for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. The favorable impact from acquisition sales of $33.9 million was offset by an organic sales decline of 8.5% and a negative foreign currency translation impact of 0.2%. Organic sales declines were primarily driven by weak oil and gas, metals and agricultural end markets. Gross profit for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 increased $20.5 million or 18.8% primarily due to the inventory step up in cost of goods sold of $20.6 million related to the acquired PTS business included in the prior year. Operating expenses for the six months ended July 2, 2016 decreased $17.8 million or 18.9% due primarily to the $9.2 million of acquisition fees incurred in 2015 and the $11.6 million gain on the sale of the Mastergear business in 2016 as compared to the six months ended July 4, 2015. In addition, current year operating expenses included incremental operating expenses associated with the acquired PTS business.

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$394.7	$441.0	$772.3	$897.4
Climate Solutions	254.5	286.1	494.3	566.5
Power Transmission Solutions	189.4	215.1	390.2	390.0
Consolidated	$838.6	$942.2	$1,656.8	$1,853.9

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	24.4%	25.8%	24.6%	25.2%
Climate Solutions	25.4%	25.5%	24.5%	24.1%
Power Transmission Solutions	32.7%	30.1%	33.2%	28.0%
Consolidated	26.6%	26.7%	26.6%	25.5%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	18.0%	16.4%	18.5%	16.9%
Climate Solutions	11.2%	10.2%	12.2%	10.5%
Power Transmission Solutions	16.8%	21.8%	19.6%	24.2%
Consolidated	15.7%	15.7%	16.9%	16.5%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	6.4%	9.4%	6.1%	8.3%
Climate Solutions	14.2%	15.3%	12.3%	13.6%
Power Transmission Solutions	16.0%	8.4%	13.6%	3.8%
Consolidated	10.9%	11.0%	9.7%	9.0%

Income from Operations	$91.4	$103.2	$160.7	$166.8
Interest Expense	14.8	16.4	29.8	30.0
Interest Income	1.2	0.9	2.3	2.1
Income before Taxes	77.8	87.7	133.2	138.9
Provision for Income Taxes	19.4	22.8	32.1	36.1
Net Income	58.4	64.9	101.1	102.8
Less: Net Income Attributable to Noncontrolling Interests	1.8	2.1	2.9	3.6
Net Income Attributable to Regal Beloit Corporation	$56.6	$62.8	$98.2	$99.2

The effective tax rate for the three months ended July 2, 2016 was 24.9% versus 26.0% for the three months ended July 4, 2015. The effective tax rate for the six months ended July 2, 2016 was 24.1% versus 26.0% for the six months ended July 4, 2015. The change in the effective tax rate for the three months and six months ended July 2, 2016 was primarily driven by the mix of earnings, partially offset by the gain derived from the sale of the Mastergear business. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

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

Cash flow provided by operating activities was $174.3 million for the six months ended July 2, 2016, a $38.6 million increase from the six months ended July 4, 2015. The increase was primarily the result of the lower investment in net working capital for the six months ended July 2, 2016 as compared to the six months ended July 4, 2015

Cash flow used in investing activities was $2.1 million for the six months ended July 2, 2016 versus $1,445.2 million for the six months ended July 4, 2015. The change was driven by the purchase of PTS for $1,400.5 million, net of cash acquired, in the six months ended July 4, 2015 versus $25.0 million received for the sale of our Mastergear business in the six months ended July 2, 2016. The proceeds from the sale of Mastergear were used to reduce debt obligations.

Cash flow used in financing activities was $149.9 million for the six months ended July 2, 2016, compared to $1,225.3 million provided by financing activities for the six months ended July 4, 2015. A $1,250.0 term loan was taken out to finance the acquisition of PTS during the six months ended July 4, 2015 and net repayments of $109.9 million were made during the six months ended July 2, 2016. We paid $20.5 million in dividends to shareholders in the six months ended July 2, 2016, compared to $19.7 million for the six months ended July 4, 2015. Cash used to purchase additional interest in joint ventures was $19.6 million for the six months ended July 2, 2016 versus $1.2 million for the six months ended July 4, 2015.

Our working capital was $1,037.0 million at July 2, 2016, compared to $1,022.4 million at January 2, 2016. At July 2, 2016 and January 2, 2016, our current ratio (which is the ratio of our current assets to current liabilities) was 2.7:1. Our working capital increased primarily due to an increase in Trade Receivables of $60.5 million at July 2, 2016 as compared to January 2, 2016.

The following table presents selected financial information and statistics as of July 2, 2016 and January 2, 2016 (in millions):

	July 2,	January 2,
	2016	2016
Cash and Cash Equivalents	$271.5	$252.9
Trade Receivables, Net	522.5	462.0
Inventories	711.4	775.0
Working Capital	1,037.0	1,022.4
Current Ratio	2.7:1	2.7:1

At July 2, 2016, our cash and cash equivalents totaled $271.5 million. At July 2, 2016, $268.4 million of our cash was held by foreign subsidiaries, and although we do not intend to, this cash could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund U.S. operations.

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition.  The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At July 2, 2016 we had borrowings under the Multicurrency Revolving Facility in the amount of $25.0 million, $32.2 million of standby letters of credit issued under the facility, and $442.8 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Multicurrency Revolving Facility was 1.9 % for the three and six months ended July 2, 2016 and July 4, 2015. The weighted average interest rate on the Term Facility was 1.9% for the three and six months ended July 2, 2016 and July 4, 2015. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At July 2, 2016, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at July 2, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At July 2, 2016, the interest rate was 1.4%. At January 2, 2016, the interest rate was 1.1%
We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of July 2, 2016.

Other Notes Payable

At July 2, 2016, other notes payable of approximately $8.5 million were outstanding with a weighted average interest rate of 3.8%. At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,660.3 million and $1,758.2 million as of July 2, 2016 and January 2, 2016, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At July 2, 2016, excluding the impact of the interest rate swap, we had $505.3 million of fixed rate debt and $1,121.3 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We utilize our interest rate swap to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at July 2, 2016 would result in a $1.2 million change in after-tax annualized earnings.
We entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments. Details regarding this instrument, as of July 2, 2016, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Loss
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(6.0)

As of July 2, 2016, an interest rate swap liability of $(6.0) million was included in Hedging Obligations (noncurrent). As of January 2, 2016, an interest rate swap liability of $(7.8) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contract, net of tax, of $(3.7) million and $(4.9) million as of July 2, 2016 and January 2, 2016, respectively, was recorded in AOCI.

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
Derivatives
As of July 2, 2016, derivative currency assets (liabilities) of $1.8 million, $0.3 million, $(32.3) million and $(16.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 2, 2016, derivative currency assets (liabilities) of $1.2 million, $1.0 million, $(30.8) million and $(19.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the contracts of $(29.3) million net of tax, and $(29.8) million net of tax, as of July 2, 2016 and January 2, 2016 respectively, were recorded in AOCI. At July 2, 2016, we had $(5.9) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, we had $(3.8) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-U.S. dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on July 2, 2016 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$163.3	$(4.5)	$16.3	$(16.3)
Mexican Peso	266.1	(42.0)	26.6	(26.6)
Euro	49.8	—	5.0	(5.0)
Indian Rupee	42.2	0.5	4.2	(4.2)
Canadian Dollar	30.3	0.1	3.0	(3.0)
Australian Dollar	10.6	(0.3)	1.1	(1.1)
Japanese Yen	3.2	(0.1)	0.3	(0.3)
Thai Baht	4.5	(0.1)	0.5	(0.5)
Great Britain Pound	1.9	—	0.2	(0.2)

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
Derivatives
As of July 2, 2016, derivative commodity assets (liabilities) of $3.2 million, $0.2 million, and $(3.5) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Hedging Obligations (current), respectively. As of January 2, 2016, derivative commodity assets (liabilities) of $5.2 million, $(13.9) million are recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current), respectively. The unrealized (losses) on the effective portion of the contracts of $(0.1) million net of tax and $(5.4) million net of tax, as of July 2, 2016 and January 2, 2016, respectively, were recorded in AOCI. At July 2, 2016, we had $(1.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, there was $(3.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on July 2, 2016 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$44.9	$(0.1)	$4.5	$(4.5)
Aluminum	2.3	—	0.2	(0.2)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(40.6) million loss at July 2, 2016 includes $(22.1) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risk and uncertainties have not changed materially from those reported in Item 1A in the Company's 2015 Annual Report on Form 10-K for the year ended January 2, 2016, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended July 2, 2016.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 3 to May 7	28,160	$65.03	—	2,320,000
May 8 to June 4	439	56.49	—	2,320,000
June 5 to July 2	94	59.02	—	2,320,000
	28,693		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended July 2, 2016, the Company acquired 28,693 shares in connection with transactions pursuant to equity incentive plans.
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

.ITEM 6. EXHIBITS

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 11, 2016

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.