Form 10-Q
period 2016-10-01
REGAL BELOIT CORP
filed 2016-11-10
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 7, 2016 there were 44,761,519 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

•
other risks and uncertainties including but not limited to those described in “Risk Factors” in this Quarterly Report on Form 10-Q and from time to time in our reports filed with US Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Sales	$809.6	$882.3	$2,466.4	$2,736.2
Cost of Sales	577.9	641.2	1,794.4	2,022.8
Gross Profit	231.7	241.1	672.0	713.4
Operating Expenses	141.9	141.0	421.5	446.5
Income From Operations	89.8	100.1	250.5	266.9
Interest Expense	14.4	15.1	44.2	45.1
Interest Income	1.1	1.0	3.4	3.1
Income Before Taxes	76.5	86.0	209.7	224.9
Provision For Income Taxes	15.4	21.7	47.5	57.8
Net Income	61.1	64.3	162.2	167.1
Less: Net Income Attributable to Noncontrolling Interests	1.5	0.9	4.4	4.5
Net Income Attributable to Regal Beloit Corporation	$59.6	$63.4	$157.8	$162.6
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.33	$1.42	$3.53	$3.63
Assuming Dilution	$1.32	$1.41	$3.51	$3.61
Cash Dividends Declared Per Share	$0.24	$0.23	$0.71	$0.68
Weighted Average Number of Shares Outstanding:
Basic	44.8	44.8	44.7	44.8
Assuming Dilution	45.0	45.1	45.0	45.1

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Income	$61.1	$64.3	$162.2	$167.1
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(2.4)	(36.8)	(9.2)	(67.3)
Hedging Activities:
Decrease in fair value of hedging activities, net of tax effects of $(3.8) million and $(14.5) million for the three months ended October 1, 2016 and October 3, 2015 and $(9.2) million and $(21.9) million for the nine months ended October 1, 2016 and October 3, 2015 respectively	(6.3)	(23.6)	(15.1)	(35.7)
Reclassification of losses included in net income, net of tax effects of $4.6 million and $4.1 million for the three months ended October 1, 2016 and October 3, 2015 and $14.3 million and $10.6 million for the nine months ended October 1, 2016 and October 3, 2015 respectively	7.7	6.9	23.4	17.4
Pension and Post Retirement Plans:
Reclassification adjustments for pension and post retirement benefits included in net income, net of tax effects of $0.3 million and $0.3 million for the three months ended October 1, 2016 and October 3, 2015 and $0.9 million and $1.8 million for the nine months ended October 1, 2016 and October 3, 2015, respectively	0.5	0.7	1.8	1.2
Other comprehensive income (loss)	(0.5)	(52.8)	0.9	(84.4)
Comprehensive income	60.6	11.5	163.1	82.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.6	(0.1)	4.0	2.3
Comprehensive income attributable to Regal Beloit Corporation	$59.0	$11.6	$159.1	$80.4
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	October 1, 2016	January 2, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$281.6	$252.9
Trade Receivables, less allowances of $12.2 million in 2016 and $11.3 million in fiscal 2015	501.0	462.0
Inventories	685.6	775.0
Prepaid Expenses and Other Current Assets	129.7	145.3
Total Current Assets	1,597.9	1,635.2
Net Property, Plant and Equipment	645.0	678.5
Goodwill	1,466.0	1,465.6
Intangible Assets, net of Amortization	734.1	777.8
Deferred Income Tax Benefits	20.6	18.6
Other Noncurrent Assets	13.5	16.0
Total Assets	$4,477.1	$4,591.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$343.6	$336.2
Dividends Payable	10.7	10.3
Hedging Obligations	38.3	44.7
Accrued Compensation and Employee Benefits	76.1	80.6
Other Accrued Expenses	130.4	134.7
Current Maturities of Long-Term Debt	100.8	6.3
Total Current Liabilities	699.9	612.8
Long-Term Debt	1,409.7	1,715.6
Deferred Income Taxes	102.1	100.9
Hedging Obligations	16.8	27.6
Pension and Other Post Retirement Benefits	100.9	105.9
Other Noncurrent Liabilities	45.4	46.1
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 million shares authorized, 44.8 million and 44.7 million shares issued and outstanding in 2016 and fiscal 2015, respectively	0.4	0.4
Additional Paid-In Capital	901.6	900.8
Retained Earnings	1,417.2	1,291.1
Accumulated Other Comprehensive Loss	(256.4)	(255.0)
Total Regal Beloit Corporation Shareholders' Equity	2,062.8	1,937.3
Noncontrolling Interests	39.5	45.5
Total Equity	2,102.3	1,982.8
Total Liabilities and Equity	$4,477.1	$4,591.7
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	162.6	—	4.5	167.1
Other Comprehensive Loss	—	—	—	(82.2)	(2.2)	(84.4)
Dividends Declared ($0.68 per share)	—	—	(30.4)	—	—	(30.4)
Stock Options Exercised, including income tax benefit and share cancellations	—	2.0	—	—	—	2.0
Stock Repurchase	—	(11.6)	(0.4)			(12.0)
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	10.6	—	—	—	10.6
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(1.4)	$(1.4)
Balance as of October 3, 2015	$0.4	$897.1	$1,320.7	$(233.2)	$45.5	$2,030.5

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	157.8	—	4.4	162.2
Other Comprehensive Income (Loss)	—	—	—	1.3	(0.4)	0.9
Dividends Declared ($0.71 per share)	—	—	(31.7)	—	—	(31.7)
Stock Options Exercised, including income tax benefit and share cancellations	—	(2.1)	—	—	—	(2.1)
Dividends Declared to Non-controlling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	10.1	—	—	—	10.1
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	(19.6)
Balance as of October 1, 2016	$0.4	$901.6	$1,417.2	$(256.4)	$39.5	$2,102.3
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	October 1, 2016	October 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162.2	$167.1
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation and amortization	116.6	120.1
Excess tax expense (benefit) from share-based compensation	0.2	(1.3)
Loss on sale or disposition of assets, net	0.9	1.8
Share-based compensation expense	10.1	10.6
Loss on Venezuela currency devaluation	—	1.5
Gain on sale of business	(11.6)	—
Change in operating assets and liabilities	50.0	(32.6)
Net cash provided by operating activities	328.4	267.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(46.1)	(65.4)
Proceeds from sale of assets	1.6	7.8
Sales of investment securities	43.2	30.3
Purchases of investment securities	(53.7)	(36.0)
Business acquisitions, net of cash acquired	—	(1,400.7)
Proceeds from sale of business	25.5	—
Net cash used in investing activities	(29.5)	(1,464.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	447.0	400.0
Repayments of the revolving credit facility	(437.0)	(401.0)
Proceeds from short-term borrowings	20.9	112.1
Repayments of short-term borrowings	(27.7)	(108.6)
Proceeds from long-term borrowings	—	1,250.0
Repayments of long-term borrowings	(218.1)	(72.2)
Dividends paid to shareholders	(31.3)	(29.9)
Proceeds from the exercise of stock options	0.5	3.8
Excess tax (expense) benefit from share-based compensation	(0.2)	1.3
Repurchase of common stock	—	(12.0)
Distributions to noncontrolling interests	(0.3)	(0.3)
Purchase of subsidiary shares from noncontrolling interest	(19.6)	(1.4)
Financing fees paid	—	(17.8)
Net cash provided by (used in) financing activities	(265.8)	1,124.0
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4.4)	(6.7)
Net increase (decrease) in cash and cash equivalents	28.7	(79.5)
Cash and cash equivalents at beginning of period	252.9	334.1
Cash and cash equivalents at end of period	$281.6	$254.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$46.7	$47.2
Income taxes	$54.6	$57.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2016
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of January 2, 2016, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements as of October 1, 2016 and for the three and nine months ended October 1, 2016 and October 3, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed on March 2, 2016.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended October 1, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.
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
Change in Accounting Principles
As of the beginning of its fiscal year 2016, the Company changed its inventory valuation method for the US inventory of the recently acquired Power Transmission Solutions (“PTS”) business to the last-in, first-out ("LIFO") method from the first-in, first-out ("FIFO") method. This change affected approximately 9% of the Company’s inventory. The Company believed this change in accounting principle is preferable under the circumstances because LIFO would better match current costs with current revenues since the cost of raw materials has been volatile in recent years, resulting in greater consistency in inventory costing across the organization since LIFO is the method used for the majority of the Company's other US inventory, and better aligns with how management assesses the performance of the business. Because this change in accounting principle was immaterial in all annual or interim prior periods, it was not applied retrospectively. The change did not have a material impact on the condensed consolidated financial statements for the three and nine months ended October 1, 2016.
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
New Accounting Standards
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2016-16, which removes the prohibition in Accounting Standards Codification ("ASC") 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under the ASU, the selling (transferring)

entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. For public business entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of a fiscal year for which neither the annual or interim (if applicable) financial statements have been issued. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016 the FASB issued Accounting ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Implementation and administration may present challenges for companies with significant share-based payment activities and there are various transition methods. The Company is required to adopt the new requirements in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company has identified a six step process to successfully implement the new Lease standard - Form a task force to become experts and take the lead on understanding and implementing the new Lease standard; Update lease inventories; Decide on transition method; Review legal agreements and debt covenants; Consider IT needs; Discuss with stakeholders. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and has commenced the first step of identifying a task force to take the lead in implementing the new Lease standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

ASU No. 2014-09 (and related updates) will become effective for the Company at the beginning of its 2018 fiscal year. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company has identified a four step process to successfully implement the new Revenue standard - Complete accounting analysis; Identify system, process and control changes; Implement system, process and control changes; Test controls. The Company is currently in the process of completing the accounting analysis and assessing the impact that this standard will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance in Topic 606 on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU No. 2016-12 do not change the core principles of the guidance in Topic 606.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. The amendments in ASU No. 2016-10 do not change the core principles of the guidance in Topic 606.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606). ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

2. OTHER FINANCIAL INFORMATION
Inventories
The approximate percentage distribution between major classes of inventories was as follows:

	October 1, 2016	January 2, 2016
Raw Material and Work in Process	47%	45%
Finished Goods and Purchased Parts	53%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 51% of the Company's inventory at October 1, 2016, and 42% at January 2, 2016 was determined using the LIFO method.
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (dollars in millions):

	Useful Life in Years	October 1, 2016	January 2, 2016
Land and Improvements		$78.6	$80.7
Buildings and Improvements	3 - 50	277.7	276.9
Machinery and Equipment	3 - 15	934.2	926.7
Property, Plant and Equipment		1,290.5	1,284.3
Less: Accumulated Depreciation		(645.5)	(605.8)
Net Property, Plant and Equipment		$645.0	$678.5

3. ACQUISITIONS AND DIVESTITURES
The results of operations for acquired businesses are included in the Condensed Consolidated Financial Statements from the dates of acquisition. There were no acquisition-related expenses for the three months ended October 1, 2016 or October 3, 2015. There were no acquisition-related expenses for the nine months ended October 1, 2016. Acquisition-related expenses for the nine months ended October 3, 2015 were $9.2 million. Acquisition-related expenses are recorded in operating expenses as incurred.
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
2016 Divestitures
Mastergear Worldwide
On June 1, 2016, the Company sold its Mastergear Worldwide ("Mastergear") business to Rotork PLC for a purchase price of $25.5 million, subject to customary finalization. Mastergear was included in the Company's Power Transmission Solutions segment. A gain related to the sale of $11.6 million was recorded as a reduction to operating expenses in the Condensed Consolidated Statements of Income during the nine months ended October 1, 2016.
Venezuelan Subsidiary

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
The acquisition of PTS was accounted for as a purchase in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, trade names and technology, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. Approximately 65% of goodwill will be deductible for United States income tax purposes.
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
Net sales from PTS were $117.7 million and $380.5 million for the three and nine months ended October 1, 2016, respectively. Net sales from PTS were $128.9 million and $384.7 million for the three and nine months ended October 3, 2015, respectively. Operating income from PTS was $4.6 million and $24.6 million for the three and nine months ended October 1, 2016, respectively. Operating income from PTS was $10.7 million and $7.7 million for the three and nine months ended October 3, 2015, respectively. Purchase accounting inventory adjustments and transaction costs of $29.8 million reduced PTS operating income for the nine months ended October 3, 2015.
Pro Forma Consolidated Results for PTS Acquisition
The following supplemental pro forma financial information presents the financial results for the nine months ended October 3, 2015, as if the acquisition of PTS had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments, (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

Nine Months Ended
October 3, 2015
Pro forma net sales	$2,784.8
Pro forma net income attributable to the Company	164.3

Basic earnings per share as reported	$3.63
Pro forma basic earnings per share	3.67

Diluted earnings per share as reported	$3.61
Pro forma diluted earnings per share	3.65

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Equity in Accumulated Other Comprehensive Loss ("AOCI").

The changes in AOCI by component for the three and nine months ended October 1, 2016 and October 3, 2015 were as follows (in millions):

	Three Months Ended
	October 1, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(40.6)	$(33.6)	$(181.6)	$(255.8)
Other comprehensive income (loss) before reclassifications	(10.1)	0.1	(2.6)	(12.6)
Tax impact	3.8	—	—	3.8
Amounts reclassified from accumulated other comprehensive loss	12.3	0.8	—	13.1
Tax impact	(4.6)	(0.3)	—	(4.9)
Net current period other comprehensive income (loss)	1.4	0.6	(2.6)	(0.6)
Ending balance	$(39.2)	$(33.0)	$(184.2)	$(256.4)

	Three Months Ended
	October 3, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(32.6)	$(39.0)	$(109.8)	$(181.4)
Other comprehensive income (loss) before reclassifications	(38.1)	—	(35.8)	(73.9)
Tax impact	14.5	—	—	14.5
Amounts reclassified from accumulated other comprehensive income (loss)	11.0	1.0	—	12.0
Tax impact	(4.1)	(0.3)	—	(4.4)
Net current period other comprehensive income (loss)	(16.7)	0.7	(35.8)	(51.8)
Ending balance	$(49.3)	$(38.3)	$(145.6)	$(233.2)

	Nine Months Ended
	October 1, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(47.5)	$(35.4)	$(172.1)	$(255.0)
Other comprehensive income (loss) before reclassifications	(24.3)	0.6	(9.4)	(33.1)
Tax impact	9.2	—	—	9.2
Amounts reclassified from accumulated other comprehensive loss	37.7	2.7	—	40.4
Tax impact	(14.3)	(0.9)	—	(15.2)
Net current period other comprehensive income (loss)	8.3	2.4	(9.4)	1.3
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.7)	(2.7)
Ending balance	$(39.2)	$(33.0)	$(184.2)	$(256.4)

	Nine Months Ended
	October 3, 2015
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(31.0)	$(39.5)	$(80.5)	$(151.0)
Other comprehensive income (loss) before reclassifications	(57.6)	—	(65.1)	(122.7)
Tax impact	21.9	—	—	21.9
Amounts reclassified from accumulated other comprehensive income (loss)	28.0	3.0	—	31.0
Tax impact	(10.6)	(1.8)	—	(12.4)
Net current period other comprehensive income (loss)	(18.3)	1.2	(65.1)	(82.2)
Ending balance	$(49.3)	$(38.3)	$(145.6)	$(233.2)

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

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value. Continued declines in oil and gas, distribution and agricultural end-markets resulted in the Company performing an interim goodwill impairment test for one of its goodwill reporting units during the third quarter of 2016. The results of the interim goodwill impairment test indicated there was no goodwill impairment in the third quarter of 2016.

The following information presents changes to goodwill during the nine months ended October 1, 2016 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2016	$1,465.6	$547.7	$342.8	$575.1
Acquisition and valuation adjustments	(0.3)	—	—	(0.3)
Translation adjustments	0.7	(2.1)	(0.5)	3.3
Balance as of October 1, 2016	$1,466.0	$545.6	$342.3	$578.1

Cumulative goodwill impairment charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		October 1, 2016		January 2, 2016
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	15	$712.4	$194.0	$709.0	$161.4
Technology	11	191.1	106.4	191.1	92.9
Trademarks	12	32.4	23.4	32.1	21.8
Patent and engineering drawings	5	16.6	16.6	16.6	16.6
Non-compete agreements	5	8.4	8.1	8.5	8.1
		960.9	348.5	957.3	300.8
Non-amortizable trade names		121.7	—	121.3	—
		$1,082.6	$348.5	$1,078.6	$300.8

Estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2017	$55.3
2018	53.3
2019	52.9
2020	49.8
2021	42.1

Amortization expense recorded for the three and nine months ended October 1, 2016 was $15.6 million and $47.0 million, respectively. Amortization expense recorded for the three and nine months ended October 3, 2015 was $16.7 million and $47.7 million, respectively. Amortization expense for 2016 is estimated to be $61.9 million.

6. BUSINESS SEGMENTS
The following sets forth certain financial information attributable to the Company's reporting segments as of and for the three and nine months ended October 1, 2016 and October 3, 2015 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended October 1, 2016
External sales	$389.4	$250.5	$169.7	$—	$809.6
Intersegment sales	10.8	5.7	1.1	(17.6)	—
Total sales	400.2	256.2	170.8	(17.6)	809.6
Gross profit	105.4	71.4	54.9	—	231.7
Operating expenses	69.2	29.2	43.5	—	141.9
Income from operations	36.2	42.2	11.4	—	89.8
Depreciation and amortization	17.7	4.9	15.0	—	37.6
Capital expenditures	9.6	2.6	2.2	—	14.4
Identifiable assets	1,920.2	924.4	1,632.5	—	4,477.1
As of and for Three Months Ended October 3, 2015
External sales	$426.8	$264.4	191.1	$—	$882.3
Intersegment sales	14.4	6.0	0.8	(21.2)	—
Total sales	441.2	270.4	191.9	(21.2)	882.3
Gross profit	110.3	70.8	60.0	—	241.1
Operating expenses	71.6	30.1	39.3	—	141.0
Income from operations	38.8	40.7	20.6	—	100.1
Depreciation and amortization	19.6	7.1	15.3	—	42.0
Capital expenditures	10.4	4.6	5.7	—	20.7
Identifiable assets	2,380.2	888.2	1,610.0	—	4,878.4

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Nine Months Ended October 1, 2016
External sales	$1,161.7	$744.8	$559.9	$—	$2,466.4
Intersegment sales	33.5	17.9	3.1	(54.5)	—
Total sales	1,195.2	762.7	563.0	(54.5)	2,466.4
Gross profit	295.2	192.3	184.5	—	672.0
Operating expenses	212.2	89.4	119.9	—	421.5
Income from operations	83.0	102.9	64.6	—	250.5
Depreciation and amortization	56.6	17.6	42.4	—	116.6
Capital expenditures	26.5	10.1	9.5	—	46.1
Identifiable assets	1,920.2	924.4	1,632.5	—	4,477.1
As of and for Nine Months Ended October 3, 2015
External sales	$1,324.2	$830.9	581.1	$—	$2,736.2
Intersegment sales	60.7	18.9	3.1	(82.7)	—
Total sales	1,384.9	849.8	584.2	(82.7)	2,736.2
Gross profit	336.8	207.5	169.1	—	713.4
Operating expenses	223.2	89.7	133.6	—	446.5
Income from operations	113.6	117.8	35.5	—	266.9
Depreciation and amortization	58.4	21.7	40.0	—	120.1
Capital expenditures	38.5	13.3	13.6	—	65.4
Identifiable assets	2,380.2	888.2	1,610.0	—	4,878.4

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

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of October 1, 2016 and January 2, 2016 was as follows (in millions):

	October 1, 2016	January 2, 2016
Term facility	$903.1	$1,118.1
Senior notes	600.0	600.0
Multicurrency revolving facility	13.0	3.0
Other	5.6	15.5
Less: Debt issuance costs	(11.2)	(14.7)
	1,510.5	1,721.9
Less: Current maturities	100.8	6.3
Non-current portion	$1,409.7	$1,715.6

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At October 1, 2016 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $13.0 million, $32.3 million of standby letters of credit issued under the facility, and $454.7 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three and nine months ended October 1, 2016 and October 3, 2015. The weighted average interest rate on the Term Facility was 2.0% for the three and nine months ended October 1, 2016 and October 3, 2015. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At October 1, 2016, the Company had $600.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) as issued in a private placement consisting of seven tranches with maturities from seven to twelve years that carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). The 2011 Notes are included in Long-Term Debt and the 2007 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
Details on the Notes at October 1, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At October 1, 2016, the interest rate was 1.5%. At January 2, 2016, the interest rate was 1.1%.
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests.

Other Notes Payable

At October 1, 2016, other notes payable of approximately $5.6 million were outstanding with a weighted average interest rate of 5.4%. At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,559.3 million and $1,758.2 million as of October 1, 2016 and January 2, 2016, respectively.

8. POST RETIREMENT PLANS
The Company’s net periodic benefit cost was comprised of the following components (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$2.0	$2.7	$6.1	$7.4
Interest cost	2.6	2.9	7.7	8.3
Expected return on plan assets	(3.0)	(2.8)	(8.9)	(8.0)
Amortization of prior service cost and net actuarial loss	0.8	1.0	2.7	3.0
Net periodic benefit cost	$2.4	$3.8	$7.6	$10.7

The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year is $3.1 million and $0.2 million, respectively.
For the three months ended October 1, 2016 and October 3, 2015, the Company contributed $6.8 million and $0.8 million, respectively, to post retirement plans. For the nine months ended October 1, 2016 and October 3, 2015, the Company contributed $9.0 million and $2.3 million, respectively, to post retirement plans. The Company expects to make total contributions of $9.3 million in 2016. The Company contributed a total of $4.7 million in fiscal 2015. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2015 Annual Report on Form 10-K filed on March 2, 2016.
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

9. SHAREHOLDERS’ EQUITY
Common Stock

The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There were no purchases under this program during the nine months ended October 1, 2016. There are approximately 2.3 million shares of our common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized $3.0 million and $3.5 million in share-based compensation expense for the three months ended October 1, 2016 and October 3, 2015, respectively. Share-based compensation expense was $10.1 million and $10.6 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total excess income tax (expense) benefit recognized relating to share-based compensation was $0.2 million for the nine months ended October 1, 2016 and $1.3 million for the nine months ended October 3, 2015. As of October 1, 2016, total unrecognized compensation cost related to share-based compensation awards was approximately $27.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years.

Approximately 1.4 million shares were available for future grant under the 2013 Equity Incentive Plan at October 1, 2016.

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, incentive stock options, and stock settled stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the nine months ended October 1, 2016 and October 3, 2015, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the nine months ended October 1, 2016 and October 3, 2015 (in millions):

	October 1, 2016	October 3, 2015
Total intrinsic value of share-based incentive awards exercised	$1.1	$4.0
Cash received from stock option exercises	0.5	2.5
Income tax (expense) benefit from the exercise of stock options	(0.2)	1.5
Total fair value of share-based incentive awards vested	4.9	4.8

The assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2016	2015
Per share weighted average fair value of grants	$15.22	$27.16
Risk-free interest rate	1.4%	1.9%
Expected life (years)	7.0	7.0
Expected volatility	29.6%	35.6%
Expected dividend yield	1.7%	1.2%
The average risk-free interest rate is based on US Treasury security rates in effect as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of the Company's common stock as of the grant date. The Company estimated the expected volatility using a weighted average of daily historical volatility of the Company's stock price over the expected term of the award. The Company estimated the expected term using historical data adjusted for the estimated exercise dates of unexercised awards.

Following is a summary of share-based incentive plan activity (options and SARs) for the nine months ended October 1, 2016.

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2016	1,548,266	$63.09
Granted	293,400	57.43
Exercised	(77,020)	46.67
Forfeited	(28,177)	73.24
Expired	(47,630)	68.63
Outstanding at October 1, 2016	1,688,839	$62.53	5.8	$5.6
Exercisable at October 1, 2016	1,021,614	$59.89	4.1	$5.1

Compensation expense recognized related to options and SARs was $3.4 million for the nine months ended October 1, 2016.
As of October 1, 2016, there was $11.1 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.4 years.

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
Following is a summary of RSA activity for the nine months ended October 1, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at January 2, 2016	14,400	$78.15	0.4
Granted	19,593	57.43
Vested	(14,400)	78.15
Unvested RSAs October 1, 2016	19,593	$57.43	0.6

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.8 million for the nine months ended October 1, 2016.
As of October 1, 2016, there was $0.7 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.6 years.

Following is a summary of RSU activity for the nine months ended October 1, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at January 2, 2016	268,655	$72.91	1.8
Granted	105,228	57.43
Vested	(80,730)	65.20
Forfeited	(13,290)	74.92
Unvested RSUs at October 1, 2016	279,863	$69.22	1.9

RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $4.2 million for the nine months ended October 1, 2016.
As of October 1, 2016, there was $10.7 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.
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
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	October 1, 2016	October 3, 2015
Risk-free interest rate	0.9%	1.0%
Expected life (years)	3.0	3.0
Expected volatility	23.0%	25.0%
Expected dividend yield	1.7%	1.2%

Following is a summary of PSU activity for the nine months ended October 1, 2016:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at January 2, 2016	87,895	$75.81	1.9
Granted	83,605	51.84
Forfeited	(36,810)	59.98
Unvested PSUs October 1, 2016	134,690	$65.26	2.2
Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.7 million for the nine months ended October 1, 2016. Total unrecognized compensation expense for all PSUs granted as of October 1, 2016 is estimated to be $5.4 million recognized as a charge to earnings over a weighted average period of 2.2 years.

10. INCOME TAXES
The effective tax rate for the three months ended October 1, 2016 was 20.2% versus 25.2% for the three months ended October 3, 2015. The effective tax rate for the nine months ended October 1, 2016 was 22.7% versus 25.7% for the nine months ended October 3, 2015. The change in the effective tax rate for the three months ended October 1, 2016 was primarily driven by the mix of earnings and the favorable adjustments related to the finalization of the 2015 US federal income tax return. For the nine months ended October 1, 2016, the change in the effective tax rate was driven by the mix of earnings and the favorable adjustments related to the finalization of the 2015 US federal income tax return, partially offset by the gain derived from the sale of the Mastergear business. The lower effective rate as compared to the 35.0% statutory federal income tax rate is driven by lower foreign tax rates.
As of October 1, 2016 and January 2, 2016, the Company had approximately $8.4 million and $8.3 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US federal and state/local income tax examinations by tax authorities for years prior to 2011, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2009.
11. EARNINGS PER SHARE
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of the anti-dilutive shares were 1.4 million and 0.8 million for the three months ended October 1, 2016 and October 3, 2015, respectively, and 1.3 million and 0.3 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended October 1, 2016 and October 3, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Denominator for basic earnings per share	44.8	44.8	44.7	44.8
Effect of dilutive securities	0.2	0.3	0.3	0.3
Denominator for diluted earnings per share	45.0	45.1	45.0	45.1

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and nine months ended October 1, 2016 and October 3, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Beginning balance	$19.2	$20.6	$19.1	$19.3
Less: Payments	(5.9)	(4.5)	(15.6)	(13.6)
Provisions	7.2	5.1	17.0	14.7
Acquisition	—	—	—	0.8
Ending balance	$20.5	$21.2	$20.5	$21.2

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of October 1, 2016.
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
At October 1, 2016, the Company had $(7.6) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be recognized in earnings when the hedged items impact earnings. At January 2, 2016, the Company had $(7.4) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of October 1, 2016, the Company had the following currency forward contracts outstanding (with maturities extending through July 2019) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$282.0
Mexican Peso	248.1
Euro	58.2
Indian Rupee	33.5
Canadian Dollar	32.9
Australian Dollar	9.1
Japanese Yen	3.2
Thai Baht	4.1
Great Britain Pound	2.6

As of October 1, 2016, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2017) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

Notional Amount
Copper	$31.9
Aluminum	2.0

As of October 1, 2016, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of October 1, 2016 and January 2, 2016 were (in millions):

	October 1, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (noncurrent)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$4.6	$—
Currency contracts	1.2	0.5	32.3	16.7
Commodity contracts	1.3	—	0.5	—
Not designated as hedging instruments:
Currency contracts	0.7	—	0.1	—
Commodity contracts	0.9	0.1	0.8	0.1
Total Derivatives	$4.1	$0.6	$38.3	$16.8

	January 2, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Hedging Obligations (current)	Hedging Obligations (noncurrent)
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$7.8
Currency contracts	0.7	0.4	29.9	19.5
Commodity contracts	0.1	—	8.7	—
Not designated as hedging instruments:
Currency contracts	0.5	0.6	0.9	0.3
Commodity contracts	5.1	—	5.2	—
Total Derivatives	$6.4	$1.0	$44.7	$27.6

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows:

Derivatives Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	October 1, 2016				October 3, 2015
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$(0.5)	$(9.9)	$0.3	$(10.1)	$(10.1)	$(27.3)	$(0.7)	$(38.1)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1	—	0.1	—	0.1
Loss recognized in Cost of Sales	(2.4)	(8.8)	—	(11.2)	(3.9)	(5.9)	—	(9.8)
Loss recognized in Interest Expense	—	—	(1.2)	(1.2)	—	—	(1.3)	(1.3)

	Nine Months Ended
	October 1, 2016				October 3, 2015
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$1.6	$(25.5)	$(0.4)	$(24.3)	$(17.6)	$(38.4)	$(1.6)	$(57.6)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1	—	0.2	—	0.2
Loss recognized in Cost of Sales	(12.1)	(22.0)	—	(34.1)	(13.6)	(10.7)	—	(24.3)
Loss recognized in Interest Expense	—	—	(3.7)	(3.7)	—	—	(3.9)	(3.9)

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	October 1, 2016		October 3, 2015
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss recognized in Cost of Sales	$—	$—	$(0.1)	$—
Loss recognized in Operating Expenses	—	—	—	(4.0)

	Nine Months Ended
	October 1, 2016		October 3, 2015
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.2	$—	$(0.1)	$—
Loss recognized in Operating Expenses	—	(0.7)	—	(4.5)
The ineffective portion of hedging instruments recognized during the three and nine months ended October 1, 2016 and October 3, 2015 was immaterial.
The net AOCI hedging component balance of $(39.2) million loss at October 1, 2016 includes $(21.2) million of net current deferred losses expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended October 1, 2016 and January 2, 2016.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	October 1, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.9	$(0.9)	$1.0
Derivative Commodity Contracts	2.2	(1.3)	0.9
Other Noncurrent Assets:
Derivative Currency Contracts	0.5	(0.2)	0.3
Derivative Commodity Contracts	0.1	(0.1)	—
Hedging Obligations (Current):
Derivative Currency Contracts	32.4	(0.9)	31.5
Derivative Commodity Contracts	1.3	(1.3)	—
Hedging Obligations:
Derivative Currency Contracts	16.7	(0.2)	16.5
Derivative Commodity Contracts	0.1	(0.1)	—

	January 2, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.2	$(1.2)	$—
Derivative Commodity Contracts	5.2	(5.2)	—
Other Noncurrent Assets:
Derivative Currency Contracts	1.0	(1.0)	—
Hedging Obligations (Current):
Derivative Currency Contracts	30.8	(1.2)	29.6
Derivative Commodity Contracts	13.9	(5.2)	8.7
Hedging Obligations:
Derivative Currency Contracts	19.8	(1.0)	18.8

14. FAIR VALUE

The Company uses a three-tier hierarchy to assess the inputs used to measure the fair value of financial assets and liabilities.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair values of cash equivalents and term deposits approximate their carrying values as of October 1, 2016 and January 2, 2016, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at October 1, 2016 and January 2, 2016.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 1, 2016 and January 2, 2016 (in millions):

	October 1, 2016	January 2, 2016	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.9	$1.2	Level 2
Derivative Commodity Contracts	2.2	5.2	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.4	5.2	Level 1
Derivative Currency Contracts	0.5	1.0	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Liabilities:
Hedging Obligations (current):
Interest Rate Swap	4.6	—	Level 2
Derivative Currency Contracts	32.4	30.8	Level 2
Derivative Commodity Contracts	1.3	13.9	Level 2
Hedging Obligations:
Interest Rate Swap	—	7.8	Level 2
Derivative Currency Contracts	16.7	19.8	Level 2
Derivative Commodity Contracts	0.1	—	Level 2

The Company’s derivative contracts are valued at fair value using the market or income approaches. The Company measures the fair value of foreign currency exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. The Company measures the fair value of investments using Level 1 inputs based on quoted market prices for identical instruments in active markets. The Company measures the fair value of interest rate swaps using Level 2 inputs in an income approach for valuation based on expected interest rate yield curves over the remaining duration of the interest rate swaps. During the nine months ended October 1, 2016, there were no transfers between classification Levels 1, 2 or 3.

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

The following is a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended October 1, 2016 and October 3, 2015, respectively (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Beginning balance	$1.4	$3.2	$1.3	$6.1
Provision	1.1	1.2	4.2	4.6
Less: Payments	1.3	2.3	4.3	8.6
Ending Balance	$1.2	$2.1	$1.2	$2.1

The following is a reconciliation of restructuring and restructuring-related costs for the restructuring projects for the three and nine months ended October 1, 2016 and October 3, 2015, respectively (in millions):

	Three Months Ended
	October 1, 2016			October 3, 2015
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee termination expenses	$—	$(0.1)	$(0.1)	$—	$—	$—
Facility related costs	(0.1)	1.1	1.0	0.2	—	0.2
Other expenses	0.2	—	0.2	1.0	—	1.0
Total restructuring costs	$0.1	$1.0	$1.1	$1.2	$—	$1.2

	Nine Months Ended
	October 1, 2016			October 3, 2015
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee termination expenses	$0.4	$—	$0.4	$0.1	$—	$0.1
Facility related costs	0.4	1.5	1.9	0.6	0.1	0.7
Other expenses	0.8	—	0.8	2.8	1.0	3.8
Total restructuring costs	$1.6	$1.5	$3.1	$3.5	$1.1	$4.6
Restructuring-related Costs:
Other employment benefit expenses	$0.5	$0.6	$1.1	$—	$—	$—
Total restructuring-related costs	$0.5	$0.6	$1.1	$—	$—	$—
Total restructuring and restructuring-related costs	$2.1	$2.1	$4.2	$3.5	$1.1	$4.6

The Company's current restructuring activities are expected to conclude by the end of the first quarter of fiscal 2017. The Company expects to record aggregate future charges relating to previously announced restructuring activities of approximately $4.9 million which includes $1.7 million of employee termination expenses and $3.2 million of facility related and other costs.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events from October 1, 2016 through the date these financial statements were issued. The Company is not aware of any subsequent events that would require recognition or disclosure.

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
Outlook
Our outlook for the remainder of 2016 assumes a continuation of weak global demand from many of our industrial end markets relative to the prior year. These market conditions are expected to negatively impact our sales volume. We expect the lower sales volume will negatively impact income from operations, partially offset by benefits from the Simplification initiative and cost controls.

Results of Operations
Three Months Ended October 1, 2016 Compared to October 3, 2015
Net sales decreased $72.7 million or 8.2% for the third quarter 2016 compared to the third quarter 2015. The decrease consisted of an organic sales decline of 7.1%, a negative foreign currency translation impact of 0.6% and a negative impact from the sale of the Mastergear Worldwide (“Mastergear”) business of 0.5%. Gross profit decreased $9.4 million or 3.9% as compared to the prior year. The decrease was largely driven by lower sales volume partially offset by the benefits of the Simplification and cost control initiatives which helped to improve gross profit as a percentage of sales by 130 basis points in 2016 as compared to 2015. In addition, the prior year gross profit benefited from $4.9 million in duty refunds related to the Generalized System of Preferences ("GSP"), a tariff system, which expired in July 2013 and was retroactively renewed in July 2015; this benefit did not reoccur in 2016. Operating expenses for the third quarter 2016 increased by $0.9 million primarily due to the timing of certain expenses relative to the same period last year and an increase of $1.0 million of restructuring expenses. These increases were partially offset by lower variable expenses such as salaries, commissions, and travel as a result of lower sales volumes and continued cost controls.
Commercial and Industrial Systems segment net sales decreased $37.4 million or 8.8% for the third quarter 2016 compared to the third quarter 2015. The decrease consisted of an organic sales decline of 7.9% and a negative foreign currency translation impact of 0.9%. The majority of the decrease was from the impact of weak demand in the North American and China industrial markets, depressed oil and gas and power generation activity, and the impact of contractual two-way material price formulas. Gross profit decreased $4.9 million or 4.4%. The decline was mainly driven by lower sales volume which was partially offset by the benefits of the Simplification and cost control initiatives. Gross profit as a percentage of sales for 2016 increased 130 basis points as compared to 2015. In addition, the prior year gross profit benefited from $0.9 million in duty refunds related to the GSP tariff refund, described above. Operating expenses for the third quarter 2016 were down $2.4 million or 3.4% due to lower variable expenses such as salaries, commissions, and travel as a result of lower sales volumes and continued cost controls.
Climate Solutions segment net sales decreased $13.9 million or 5.3% for the third quarter 2016 compared to the third quarter 2015. The decrease consisted of an organic sales decline of 4.9% and a negative foreign currency translation impact of 0.4%. Net sales were unfavorably impacted by a continued decline in Middle East HVAC demand, the impact of contractual two-way material price formulas, and weak demand in the commercial refrigeration and the general industries markets, partially offset from strong sales in the North American residential HVAC market. Gross profit for 2016 increased $0.6 million as the sales volume decline was offset by the benefits of the Simplification and cost control initiatives in the factories. Gross profit as a percentage of sales improved 170 basis points as compared to 2015. In addition, the prior year gross profit benefited from $3.8 million in duty refunds related to the GSP tariff rebate, described above. Operating expenses for the third quarter 2016 decreased $0.9 million or 3.0% compared to the same period in the prior year due to lower variable expenses such as salaries, commissions, and travel as a result of lower sales volumes and continued cost controls.
Power Transmission Solutions segment net sales decreased $21.4 million or 11.2% for the third quarter 2016 compared to the third quarter 2015. The decrease consisted of an organic sales decline of 8.5%, divestiture of the Mastergear business of 2.5% and a negative foreign currency translation impact of 0.1%. Organic sales declines were primarily driven by lower demand from the industrial distribution channel, and weak oil and gas, metals and agricultural end markets. Gross profit for the third quarter 2016 decreased $5.1 million or 8.5%. The decrease was primarily due to lower sales volume that was partially offset by Simplification and cost control initiatives in the factories. Gross profit as a percentage of sales improved 100 basis points as compared to 2015. In addition, the prior year gross profit benefited from $0.2 million in duty refunds related to the GSP tariff rebate, described above. Operating expenses increased $4.2 million or 10.7% in 2016 largely due to a $1.0 million increase in restructuring costs relative to the same period last year and prior period adjustments to align accounting practices between the newly acquired PTS business and the legacy Regal business, partially offset by lower variable expenses such as salaries and travel as a result of lower sales volumes and continued cost controls.

Nine Months Ended October 1, 2016 Compared to October 3, 2015
Net sales decreased $269.8 million or 9.9% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 and included $29.1 million from the recently acquired businesses, net of dispositions. The decrease consisted of an organic sales decline of 10.0% and a negative foreign currency translation impact of 1.0%, partially offset by a favorable impact from acquisition sales of 1.0%. Gross profit for the nine months ended October 1, 2016 decreased $41.4 million or 5.8% compared to the nine months ended October 3, 2015 primarily due to the impact of lower sales volume that was partially offset by the benefits from the Simplification and cost control initiatives in the factories. The prior year included non-recurring expenses related to the recognition of the inventory step up in cost of goods sold of $20.6 million due to purchase accounting adjustments associated with the acquired PTS business. In addition, the prior year gross profit benefited from $4.9 million in duty refunds related to the GSP tariff system, which expired in July 2013 and was retroactively renewed in July 2015; this benefit did not reoccur in 2016. Gross profit as a percent of sales increased 110 basis points as compared to the prior year with 70 basis points being attributed to the 2015 PTS purchase accounting inventory step up. Operating expenses for the nine months ended October 1, 2016 decreased $25.0 million or 5.6% compared to the same period in the prior year primarily due to $9.2 million of acquisition fees incurred in 2015, the $11.6 million gain on the sale of the Mastergear business in 2016 and reductions in salary, commission, and travel expenses. In addition, current year operating expenses included one month of incremental operating expenses associated with the acquired PTS business.
Commercial and Industrial Systems segment net sales decreased $162.5 million or 12.3% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. The decrease consisted of an organic sales decline of 10.8% and a negative foreign currency translation impact of 1.4%. Organic sales declines were primarily driven by decreased volume in the oil and gas end markets, weaker demand in North American and Asian industrial markets and the effect of contractual two-way material price formulas. Gross profit decreased $41.6 million or 12.4% primarily due to the impact of lower demand in the oil and gas end markets was partially offset by benefits from the Simplification and cost control initiatives. Gross profit as a percentage of sales remained flat compared to the prior year. In addition, the prior year gross profit benefited from $0.9 million in duty refunds related to the GSP tariff rebate, described above. Operating expenses for the nine months ended October 1, 2016 decreased $11.0 million or 4.9% compared to the nine months ended October 3, 2015 due to a reduction in lower salaries, commissions, and travel expenses associated with lower sales volumes and cost controls.
Climate Solutions segment net sales decreased $86.1 million or 10.4% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. The decrease consisted of an organic sales decline of 9.7% and a negative foreign currency translation impact of 0.7%. Organic sales declines were primarily driven by a downturn in the Middle East HVAC market and the effect of contractual two-way material price formulas that was partially offset by stronger demand in the third quarter for North American residential HVAC products. Gross profit decreased $15.2 million or 7.3% primarily due to lower volume that was partially offset by benefits from the Simplification and cost control initiatives in the factories which contributed to gross profit as a percentage of sales increasing by 80 basis points. In addition, the prior year gross profit benefited from $3.8 million in duty refunds related to the GSP tariff rebate, described above. Operating expenses for the nine months ended October 1, 2016 decreased $0.3 million as compared to the nine months ended October 3, 2015.
Power Transmission Solutions segment net sales decreased $21.2 million or 3.6% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. The decrease consisted of an organic sales decline of 8.5% and a negative foreign currency translation impact of 0.2%. The favorable impact of $29.1 million from the recently acquired businesses, net of dispositions drove a 5.0% increase. Organic sales declines were primarily driven by lower demand from the industrial distribution channel, and weak oil and gas, metals and agricultural end markets. Gross profit for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 increased $15.4 million or 9.1% primarily due to the inventory step up in cost of goods sold of $20.6 million related to the acquired PTS business included in the prior year. Gross profit as a percent of sales increased 390 basis points as compared to the prior year with 350 basis points being attributed to the inventory step up discussed above. In addition, the prior year gross profit benefited from $0.2 million in duty refunds related to the GSP tariff rebate, described above. Operating expenses for the nine months ended October 1, 2016 decreased $13.7 million or 10.3% due primarily to the $9.2 million of acquisition fees incurred in 2015 and the $11.6 million gain on the sale of the Mastergear business in 2016 as compared to the nine months ended October 3, 2015. In addition, current year operating expenses included one month of incremental operating expenses associated with the acquired PTS business.

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$389.4	$426.8	$1,161.7	$1,324.2
Climate Solutions	250.5	264.4	744.8	830.9
Power Transmission Solutions	169.7	191.1	559.9	581.1
Consolidated	$809.6	$882.3	$2,466.4	$2,736.2

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	27.1%	25.8%	25.4%	25.4%
Climate Solutions	28.5%	26.8%	25.8%	25.0%
Power Transmission Solutions	32.4%	31.4%	33.0%	29.1%
Consolidated	28.6%	27.3%	27.2%	26.1%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	17.8%	16.8%	18.3%	16.9%
Climate Solutions	11.7%	11.4%	12.0%	10.8%
Power Transmission Solutions	25.6%	20.6%	21.4%	23.0%
Consolidated	17.5%	16.0%	17.1%	16.3%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	9.3%	9.1%	7.1%	8.6%
Climate Solutions	16.8%	15.4%	13.8%	14.2%
Power Transmission Solutions	6.7%	10.8%	11.5%	6.1%
Consolidated	11.1%	11.4%	10.2%	9.8%

Income from Operations	$89.8	$100.1	$250.5	$266.9
Interest Expense	14.4	15.1	44.2	45.1
Interest Income	1.1	1.0	3.4	3.1
Income before Taxes	76.5	86.0	209.7	224.9
Provision for Income Taxes	15.4	21.7	47.5	57.8
Net Income	61.1	64.3	162.2	167.1
Less: Net Income Attributable to Noncontrolling Interests	1.5	0.9	4.4	4.5
Net Income Attributable to Regal Beloit Corporation	$59.6	$63.4	$157.8	$162.6

The effective tax rate for the three months ended October 1, 2016 was 20.2% versus 25.2% for the three months ended October 3, 2015. The effective tax rate for the nine months ended October 1, 2016 was 22.7% versus 25.7% for the nine months ended October 3, 2015. The change in the effective tax rate for the three months ended October 1, 2016 was primarily driven by the mix of earnings and the favorable adjustments related to the finalization of the 2015 US federal income tax return. For the nine months ended October 1, 2016, the change in the effective tax rate was driven by the mix of earnings and the favorable adjustments related to the finalization of the 2015 US federal income tax return, partially offset by the gain derived from the sale of the Mastergear business. The lower effective rate as compared to the 35.0% statutory federal income tax rate is driven by lower foreign tax rates.

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

Cash flow provided by operating activities was $328.4 million for the nine months ended October 1, 2016, a $61.2 million increase from the nine months ended October 3, 2015. The increase was primarily the result of the lower investment in net working capital driven by the planned reduction in inventory for the nine months ended October 1, 2016 as compared to the nine months ended October 3, 2015.

Cash flow used in investing activities was $29.5 million for the nine months ended October 1, 2016 versus $1,464.0 million for the nine months ended October 3, 2015. The change was driven by the purchase of PTS for $1,400.7 million, net of cash acquired, in the nine months ended October 3, 2015 versus $25.5 million received for the sale of our Mastergear business in the nine months ended October 1, 2016. The proceeds from the sale of Mastergear were used to reduce debt obligations.

Cash flow used in financing activities was $265.8 million for the nine months ended October 1, 2016, compared to $1,124.0 million provided by financing activities for the nine months ended October 3, 2015. A $1,250.0 term loan was taken out to finance the acquisition of PTS during the nine months ended October 3, 2015 and net repayments of $214.9 million were made during the nine months ended October 1, 2016. We paid $31.3 million in dividends to shareholders in the nine months ended October 1, 2016, compared to $29.9 million for the nine months ended October 3, 2015.

Our working capital was $898.0 million at October 1, 2016, compared to $1,022.4 million at January 2, 2016. At October 1, 2016 and January 2, 2016, our current ratio (which is the ratio of our current assets to current liabilities) was 2.3:1 and 2.7:1, respectively. Our working capital decreased primarily due to a decrease in Inventories of $89.4 million and $100.0 million of private placement debt moving from a long-term classification to a current classification at October 1, 2016 as compared to January 2, 2016. The cash generated by our trade working capital accounts was used to supplement our debt reduction in 2016.

The following table presents selected financial information and statistics as of October 1, 2016 and January 2, 2016 (dollars in millions):

	October 1,	January 2,
	2016	2016
Cash and Cash Equivalents	$281.6	$252.9
Trade Receivables, Net	501.0	462.0
Inventories	685.6	775.0
Working Capital	898.0	1,022.4
Current Ratio	2.3:1	2.7:1

At October 1, 2016, our cash and cash equivalents totaled $281.6 million. At October 1, 2016, $272.1 million of our cash was held by foreign subsidiaries, and although we do not intend to, this cash could be used in our domestic operations if necessary, but would be subject to repatriation taxes. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund US operations.

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

Credit Agreement
In connection with the PTS Acquisition, on January 30, 2015, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for (i) a 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”) available for general corporate purposes.
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loans under the Term Facility require quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility. At October 1, 2016 we had borrowings under the Multicurrency Revolving Facility in the amount of $13.0 million, $32.3 million of standby letters of credit issued under the facility, and $454.7 million of available borrowing capacity.
Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The weighted average interest rate on the Multicurrency Revolving Facility was 1.9 % for the three and nine months ended October 1, 2016 and October 3, 2015. The weighted average interest rate on the Term Facility was 2.0% for the three and nine months ended October 1, 2016 and October 3, 2015. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At October 1, 2016, we had $600.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). The 2011 Notes are included in Long-Term Debt and the 2007 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
Details on the Notes at October 1, 2016 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At October 1, 2016, the interest rate was 1.5%. At January 2, 2016, the interest rate was 1.1%.
We have interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of October 1, 2016.

Other Notes Payable

At October 1, 2016, other notes payable of approximately $5.6 million were outstanding with a weighted average interest rate of 5.4%. At January 2, 2016, other notes payable of approximately $15.5 million were outstanding with a weighted average rate of 2.5%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,559.3 million and $1,758.2 million as of October 1, 2016 and January 2, 2016, respectively.

Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended January 2, 2016, have not materially changed since that report was filed.

Goodwill

We evaluate the carrying amount of our goodwill annually at the end of our October fiscal month end or more frequently if events or circumstances indicate that an asset might be impaired. When applying the accounting guidance, we use estimates to determine when it might be necessary to take an impairment charge. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Testing for impairment is performed on a reporting unit basis. Impairment occurs when the carrying value of goodwill exceeds the implied fair value of a reporting unit.

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

Throughout 2016 and more pronounced during the third quarter, our PTS reporting unit, which is a combination of the acquired PTS business from Emerson Electric and our legacy PTS business, was impacted by declines in the oil and gas, distribution, and agricultural end-markets. As a result, we performed an interim impairment test during our 2016 fiscal third quarter. The PTS reporting unit has goodwill of $564.1 million as of October 1, 2016. Our interim impairment test indicated the reporting unit’s implied fair value exceeded its book value by 2.5%.

Some of the key considerations used in our impairment testing included:

•	Market pricing of guideline publicly traded companies

•	Guideline publicly traded company financial projections

•	Cost of capital, including the risk-free interest rate

•	Recent historical and projected performance of the subject reporting unit

There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At October 1, 2016, excluding the impact of the interest rate swap, we had $505.3 million of fixed rate debt and $1,016.4 million of variable rate debt. As a result, interest rate changes in variable rate debt impact future earnings and cash flow assuming other factors are constant. We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in the weighted average borrowing rate on outstanding variable rate debt at October 1, 2016 would result in a $1.1 million change in after-tax annualized earnings.
We entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments. Details regarding this instrument, as of October 1, 2016, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Loss
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(4.6)

As of October 1, 2016, an interest rate swap liability of $(4.6) million was included in Hedging Obligations (current). As of January 2, 2016, an interest rate swap liability of $(7.8) million was included in Hedging Obligations (noncurrent). The unrealized loss on the effective portion of the contract, net of tax, of $(2.8) million and $(4.9) million as of October 1, 2016 and January 2, 2016, respectively, was recorded in AOCI.

Foreign Currency Risk
We are also exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency exchange contracts. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to US dollars.
Derivatives
As of October 1, 2016, derivative currency assets (liabilities) of $1.9 million, $0.5 million, $(32.4) million and $(16.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 2, 2016, derivative currency assets (liabilities) of $1.2 million, $1.0 million, $(30.8) million and $(19.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. The unrealized losses on the contracts of $(29.3) million net of tax, and $(29.8) million net of tax, as of October 1, 2016 and January 2, 2016 respectively, were recorded in AOCI. At October 1, 2016, we had $(6.6) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, we had $(3.8) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated cash flows and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on October 1, 2016 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$282.0	$(2.9)	$28.2	$(28.2)
Mexican Peso	248.1	(44.7)	24.8	(24.8)
Euro	58.2	—	5.8	(5.8)
Indian Rupee	33.5	1.3	3.4	(3.4)
Canadian Dollar	32.9	0.1	3.3	(3.3)
Australian Dollar	9.1	(0.4)	0.9	(0.9)
Japanese Yen	3.2	—	0.3	(0.3)
Thai Baht	4.1	(0.1)	0.4	(0.4)
Great Britain Pound	2.6	—	0.3	(0.3)

Gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying forecasted non-US dollar denominated cash flows.
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
Derivatives
As of October 2, 2016, derivative commodity assets (liabilities) of $2.2 million, $0.1 million, $(1.3) million and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, Hedging Obligations (current), and Hedging Obligations (noncurrent), respectively. As of January 2, 2016, derivative commodity assets (liabilities) of $5.2 million, $(13.9) million are recorded in Prepaid Expenses and Other Current Assets and Hedging Obligations (current), respectively. The unrealized gains (losses) on the effective portion of the contracts of $0.5 million net of tax and $(5.4) million net of tax, as of October 1, 2016 and January 2, 2016, respectively, were recorded in AOCI. At October 1, 2016, we had $(1.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2016, there was $(3.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on October 1, 2016 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$31.9	$0.8	$3.2	$(3.2)
Aluminum	2.0	0.1	0.2	(0.2)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(39.2) million loss at October 1, 2016 includes $(21.2) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risk and uncertainties have not changed materially from those reported in Item 1A in the Company's Annual Report on Form 10-K for the year ended January 2, 2016, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended October 1, 2016.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
July 3 to Aug 6	707	$59.60	—	2,320,000
Aug 7 to Sep 3	4,975	62.22	—	2,320,000
Sep 4 to Oct 1	—	—	—	2,320,000
	5,682		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended October 1, 2016, the Company acquired 5,682 shares in connection with transactions pursuant to equity incentive plans.
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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: November 10, 2016

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.