Form 10-Q
period 2017-04-01
REGAL BELOIT CORP
filed 2017-05-11
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 8, 2017 there were 44,809,486 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

•
other risks and uncertainties including but not limited to those described in “Risk Factors” in our Annual Report on Form 10-K and from time to time in our reports filed with US Securities and Exchange Commission.

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and factors is included in Part I - Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net Sales	$813.5	$818.2
Cost of Sales	597.9	600.8
Gross Profit	215.6	217.4
Operating Expenses	140.8	148.1
Income From Operations	74.8	69.3
Interest Expense	14.4	15.0
Interest Income	1.0	1.1
Income Before Taxes	61.4	55.4
Provision For Income Taxes	13.8	12.7
Net Income	47.6	42.7
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.1
Net Income Attributable to Regal Beloit Corporation	$46.3	$41.6
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.03	$0.93
Assuming Dilution	$1.02	$0.93
Cash Dividends Declared Per Share	$0.24	$0.23
Weighted Average Number of Shares Outstanding:
Basic	44.8	44.7
Assuming Dilution	45.1	45.0

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net Income	$47.6	$42.7
Other Comprehensive Income Net of Tax:
Foreign Currency Translation Adjustments	29.4	25.7
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $11.9 Million and $1.3 Million for the Three Months Ended April 1, 2017 and April 2, 2016, Respectively	19.4	2.3
Reclassification of Losses Included in Net Income, Net of Tax Effects of $4.4 Million and $5.0 Million for the Three Months Ended April 1, 2017 and April 2, 2016, Respectively	7.3	8.1
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits Included in Net Income, Net of Tax Effects of $0.2 Million and $0.2 Million for the Three Months Ended April 1, 2017 and April 2, 2016, Respectively	0.4	0.7
Other Comprehensive Income	56.5	36.8
Comprehensive Income	104.1	79.5
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.8	1.5
Comprehensive Income Attributable to Regal Beloit Corporation	$102.3	$78.0
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	April 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$262.3	$284.5
Trade Receivables, Less Allowances of $11.9 Million in 2017 and $11.5 Million in 2016	509.0	462.2
Inventories	687.9	660.8
Prepaid Expenses and Other Current Assets	156.2	124.5
Total Current Assets	1,615.4	1,532.0
Net Property, Plant and Equipment	633.2	627.5
Goodwill	1,457.4	1,453.2
Intangible Assets, Net of Amortization	699.5	711.7
Deferred Income Tax Benefits	24.3	22.4
Other Noncurrent Assets	14.6	11.7
Total Assets	$4,444.4	$4,358.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$393.8	$334.2
Dividends Payable	10.7	10.7
Current Hedging Obligations	26.1	49.0
Accrued Compensation and Employee Benefits	70.0	70.1
Other Accrued Expenses	113.0	137.0
Current Maturities of Long-Term Debt	100.4	100.6
Total Current Liabilities	714.0	701.6
Long-Term Debt	1,269.1	1,310.9
Deferred Income Taxes	127.5	97.7
Noncurrent Hedging Obligations	4.0	17.6
Pension and Other Post Retirement Benefits	106.9	106.5
Other Noncurrent Liabilities	49.1	46.0
Contingencies and Commitments (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 Par Value, 100.0 Million Shares Authorized, 44.8 Million and 44.8 Million Shares Issued and Outstanding in 2017 and 2016, Respectively	0.4	0.4
Additional Paid-In Capital	906.8	904.5
Retained Earnings	1,487.5	1,452.0
Accumulated Other Comprehensive Loss	(262.1)	(318.1)
Total Regal Beloit Corporation Shareholders' Equity	2,132.6	2,038.8
Noncontrolling Interests	41.2	39.4
Total Equity	2,173.8	2,078.2
Total Liabilities and Equity	$4,444.4	$4,358.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	41.6	—	1.1	42.7
Other Comprehensive Income	—	—	—	36.4	0.4	36.8
Dividends Declared ($0.23 Per Share)	—	—	(10.2)	—	—	(10.2)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	0.4	—	—	—	0.4
Share-based Compensation	—	3.3	—	—	—	3.3
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	$(19.6)
Balance as of April 2, 2016	$0.4	$897.3	$1,322.5	$(221.3)	$37.3	$2,036.2

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	46.3	—	1.3	47.6
Other Comprehensive Income	—	—	—	56.0	0.5	56.5
Dividends Declared ($0.24 Per Share)	—	—	(10.8)	—	—	(10.8)
Stock Options Exercised and Share Cancellations	—	(0.7)	—	—	—	(0.7)
Share-based Compensation	—	3.0	—	—	—	3.0
Balance as of April 1, 2017	$0.4	$906.8	$1,487.5	$(262.1)	$41.2	$2,173.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47.6	$42.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	34.4	40.1
(Gain) Loss on Sale or Disposition of Assets	(0.1)	0.6
Share-Based Compensation Expense	3.0	3.3
Gain on Disposal of Businesses	(0.1)	—
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures	(34.3)	(28.1)
Net Cash Provided by Operating Activities	50.5	58.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(17.0)	(14.9)
Sales of Investment Securities	0.5	19.3
Purchases of Investment Securities	(0.5)	(21.0)
Proceeds Received from Disposal of Businesses	0.5	—
Proceeds from Sale of Assets	1.0	—
Net Cash Used in Investing Activities	(15.5)	(16.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	208.8	221.0
Repayments Under Revolving Credit Facility	(202.0)	(188.0)
Proceeds from Short-Term Borrowings	13.9	12.7
Repayments of Short-Term Borrowings	(14.1)	(12.9)
Repayments of Long-Term Borrowings	(50.1)	(50.1)
Dividends Paid to Shareholders	(10.8)	(10.2)
Payments of Contingent Consideration	(5.3)	—
Proceeds from the Exercise of Stock Options	0.4	0.5
Shares Surrendered for Taxes	(1.1)	(0.4)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(19.6)
Net Cash Used In Financing Activities	(60.3)	(47.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3.1	1.2
Net Decrease in Cash and Cash Equivalents	(22.2)	(3.8)
Cash and Cash Equivalents at Beginning of Period	284.5	252.9
Cash and Cash Equivalents at End of Period	$262.3	$249.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$19.1	$19.7
Income Taxes	$13.8	$13.0
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2017
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 31, 2016, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements as of April 1, 2017 and for the three months ended April 1, 2017 and April 2, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed on March 1, 2017.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended April 1, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2017.
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
New Accounting Standards
In February 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends current guidance to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The changes, which respond to input from financial statement users, are intended to classify costs according to their natures, and better align the effect of defined benefit plans on operating income with International Financial Reporting Standards. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The ASU will impact the components of income before taxes but will not impact the amount of income before taxes.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes current revenue recognition requirements. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. ASU No. 2014-09 (and related updates) will become effective for the Company at the beginning of its 2018 fiscal year. The standard allows the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company has not yet selected which approach to apply. The Company has identified a four step process to successfully implement the new Revenue standard - data gathering, assessment, solution development, and solution implementation. The Company has completed step one, data gathering, and is currently finishing the assessment phase. The Company is in the process of evaluating and quantifying the materiality of the standard’s impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The provisions include:

a.
recording all tax effects associated with stock-based compensation through the income statement, as opposed to recording certain amounts in other paid-in capital, which eliminates the requirement to calculate a "windfall pool";

b.
allowing entities to withhold shares to satisfy the employer's statutory tax withholding requirement up to the highest marginal tax rate applicable to employees rather than the employer's minimum statutory rate, without requiring liability classification for the award;

c.
modifying the requirement to estimate the number of awards that will ultimately vest by providing an accounting policy election to either estimate the number of forfeitures or recognize forfeitures as they occur;

d.
changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity; and

e.
the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that previously would have been recognized in additional paid-in capital.

The Company adopted the provisions of ASU 2016-09 on January 1, 2017. The presentation of the Condensed Consolidated Statements of Cash Flows for shares surrendered by employees to meet the minimum statutory withholding requirement and excess tax benefits were applied retrospectively. As a result of adopting the standard, the Changes in Operating Assets and Liabilities, Net of Acquisitions and Divestitures line in the Cash Flows From Operating Activities section on the Condensed Consolidated Statements of Cash Flows and the Shares Surrendered for Taxes line in the Cash Flows from Financing Activities section were both adjusted by $0.4 million for 2016. The Company removed the excess tax benefits from the calculation of dilutive shares on a prospective basis. In addition, the Company began recording all tax effects associated with stock-based compensation through the income statement on a prospective basis. The Company did not have any awards classified as liability awards due to the statutory tax withholding requirements as of January 1, 2017. The Company made an accounting policy election to continue to estimate forfeitures as it has previously.

2. OTHER FINANCIAL INFORMATION
Inventories
The approximate percentage distribution between major classes of inventories was as follows:

	April 1, 2017	December 31, 2016
Raw Material and Work in Process	48%	45%
Finished Goods and Purchased Parts	52%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 54% of the Company's inventory at April 1, 2017, and 55% at December 31, 2016 was determined using the LIFO method.

Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (dollars in millions):

	Useful Life in Years	April 1, 2017	December 31, 2016
Land and Improvements		$78.8	$76.7
Buildings and Improvements	3 - 50	286.6	280.4
Machinery and Equipment	3 - 15	949.5	929.9
Property, Plant and Equipment		1,314.9	1,287.0
Less: Accumulated Depreciation		(681.7)	(659.5)
Net Property, Plant and Equipment		$633.2	$627.5
Other

As part of the purchase agreement of the 2008 acquisition of the Wuxi Hwada Motor Co., the Company agreed that if certain relocation compensation was received for the relocation of the business, the Company would pay a portion of that compensation to the seller as part of a deferred contingent purchase price. During the three months ended April 1, 2017, a final deferred contingent purchase price payment of $5.3 million was made under this agreement.

3. ACQUISITIONS AND DIVESTITURES
There were no acquisition related expenses for the three months ended April 1, 2017 and April 2, 2016.
2016 Acquisitions

Elco Purchase
On January 18, 2016, the Company purchased the remaining shares owned by the joint venture partner in its Elco Group B.V. (“Elco”) joint venture increasing the Company’s ownership from 55.0% to 100.0% for $19.6 million. The purchase price of Elco is reflected as a component of equity.
2016 Divestitures

Mastergear Worldwide
On June 1, 2016, the Company sold its Mastergear Worldwide ("Mastergear") business to Rotork PLC for a purchase price of $25.1 million, subject to customary finalization. Mastergear was included in the Company's Power Transmission Solutions segment. Gains related to the sale of $0.1 million and $11.6 million were recorded as a reduction to Operating Expenses in the Condensed Consolidated Statements of Income during fiscal 2017 and 2016, respectively.
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
The changes in AOCI by component for the three months ended April 1, 2017 and April 2, 2016 were as follows (in millions):

	Three Months Ended
	April 1, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(41.1)	$(36.0)	$(241.0)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	31.3	(0.2)	29.1	60.2
Tax Impact	(11.9)	—	—	(11.9)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	11.7	0.6	—	12.3
Tax Impact	(4.4)	(0.2)	—	(4.6)
Net Current Period Other Comprehensive Income (Loss)	26.7	0.2	29.1	56.0
Ending Balance	$(14.4)	$(35.8)	$(211.9)	$(262.1)

	Three Months Ended
	April 2, 2016
	Hedging Activities	Pension Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(47.5)	$(35.4)	$(172.1)	$(255.0)
Other Comprehensive Income (Loss) before Reclassifications	3.6	—	25.3	28.9
Tax Impact	(1.3)	—	—	(1.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	13.1	0.9	—	14.0
Tax Impact	(5.0)	(0.2)	—	(5.2)
Net Current Period Other Comprehensive Income (Loss)	10.4	0.7	25.3	36.4
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	(2.7)	(2.7)
Ending Balance	$(37.1)	$(34.7)	$(149.5)	$(221.3)
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

The following information presents changes to goodwill during the three months ended April 1, 2017 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 31, 2016	$1,453.2	$540.6	$341.8	$570.8
Translation Adjustments	4.2	2.6	0.9	0.7
Balance as of April 1, 2017	$1,457.4	$543.2	$342.7	$571.5

Cumulative Goodwill Impairment Charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		April 1, 2017		December 31, 2016
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	15	$706.2	$213.3	$703.6	$201.6
Technology	11	190.2	113.0	189.7	109.5
Trademarks	12	32.1	24.0	31.8	23.3
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-Compete Agreements	5	8.3	8.1	8.3	8.1
		953.4	375.0	950.0	359.1
Non-Amortizable Trade Names		121.1	—	120.8	—
		$1,074.5	$375.0	$1,070.8	$359.1

Amortization expense recorded for the three months ended April 1, 2017 and April 2, 2016 was $14.1 million and $15.6 million, respectively. Amortization expense for 2017 is estimated to be $55.1 million.
Estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2018	$53.1
2019	52.7
2020	49.6
2021	42.0
2022	40.3

6. BUSINESS SEGMENTS
The following sets forth certain financial information attributable to the Company's operating segments as of and for the three months ended April 1, 2017 and April 2, 2016 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended April 1, 2017
External Sales	$381.2	$247.7	$184.6	$—	$813.5
Intersegment Sales	15.9	8.2	0.7	(24.8)	—
Total Sales	397.1	255.9	185.3	(24.8)	813.5
Gross Profit	95.6	60.7	59.3	—	215.6
Operating Expenses	69.8	29.5	41.5	—	140.8
Income from Operations	25.8	31.2	17.8	—	74.8
Depreciation and Amortization	15.2	5.5	13.7	—	34.4
Capital Expenditures	10.6	4.3	2.1	—	17.0
Identifiable Assets	1,907.3	926.0	1,611.1	—	4,444.4
As of and for Three Months Ended April 2, 2016
External Sales	$377.6	$239.8	$200.8	$—	$818.2
Intersegment Sales	11.3	5.2	0.9	(17.4)	—
Total Sales	388.9	245.0	201.7	(17.4)	818.2
Gross Profit	93.6	56.2	67.6	—	217.4
Operating Expenses	71.9	31.6	44.6	—	148.1
Income from Operations	21.7	24.6	23.0	—	69.3
Depreciation and Amortization	19.7	6.2	14.2	—	40.1
Capital Expenditures	7.3	3.9	3.7	—	14.9
Identifiable Assets	1,949.7	948.1	1,702.4	—	4,600.2

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

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of April 1, 2017 and December 31, 2016 was as follows (in millions):

	April 1, 2017	December 31, 2016
Term Facility	$748.1	$798.1
Senior Notes	600.0	600.0
Multicurrency Revolving Facility	24.8	18.0
Other	4.8	5.1
Less: Debt Issuance Costs	(8.2)	(9.7)
	1,369.5	1,411.5
Less: Current Maturities	100.4	100.6
Non-Current Portion	$1,269.1	$1,310.9

Credit Agreement
In connection with the Company's acquisition of the Power Transmission Solutions business of Emerson Electric Co. (the "PTS Acquisition"), on January 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.3% for the three months ended April 1, 2017 and 1.9% for the three months ended April 2, 2016. The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At April 1, 2017, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $24.8 million, $32.2 million of standby letters of credit issued under the facility, and $443.0 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $103.6 million and the weighted average interest rate on the Multicurrency Revolving Facility was 2.4% for the three months ended April 1, 2017. The average daily balance in borrowings under the Multicurrency Revolving Facility was $75.7 million and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three months ended April 2, 2016. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At April 1, 2017, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). The 2011 Notes are included in Long-Term Debt and the 2007 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
Details on the Notes at April 1, 2017 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At April 1, 2017, the interest rate was 1.8%. At December 31, 2016, the interest rate was 1.6%
The Company has an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of April 1, 2017.

Other Notes Payable

At April 1, 2017, other notes payable of approximately $4.8 million were outstanding with a weighted average interest rate of 5.5%. At December 31, 2016, other notes payable of approximately $5.1 million were outstanding with a weighted average rate of 5.6%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,388.6 million and $1,433.4 million as of April 1, 2017 and December 31, 2016, respectively.

8. POST RETIREMENT PLANS
The Company’s net periodic benefit cost was comprised of the following components (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Service Cost	$1.8	$2.1
Interest Cost	2.4	2.4
Expected Return on Plan Assets	(2.8)	(3.0)
Amortization of Prior Service Cost and Net Actuarial Loss	0.6	0.9
Net Periodic Benefit Cost	$2.0	$2.4

The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2017 fiscal year is $2.2 million and $0.2 million, respectively.
For the three months ended April 1, 2017 and April 2, 2016, the Company contributed $0.8 million and $1.1 million to post retirement plans, respectively. The Company expects to make total contributions of $4.4 million in 2017. The Company contributed a total of $10.4 million in fiscal 2016. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2016 Annual Report on Form 10-K filed on March 1, 2017.

9. SHAREHOLDERS’ EQUITY
Common Stock
The Board of Directors has approved a repurchase program of up to 3.0 million common shares of Company stock. Management is authorized to purchase shares from time to time in the open market or through privately negotiated transactions. There were no purchases under this program during the three months ended ending April 1, 2017. There are approximately 2.3 million shares of our common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized approximately $3.0 million and $3.3 million in share-based compensation expense for the three months ended April 1, 2017 and April 2, 2016, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $1.1 million and $1.3 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of April 1, 2017, total unrecognized compensation cost related to share-based compensation awards was approximately $20.7 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years.

Approximately 1.4 million shares were available for future grant under the 2013 Equity Incentive Plan at April 1, 2017.

Options and Stock Appreciation Rights
The Company uses several forms of share-based incentive awards, including non-qualified stock options, and stock settled stock appreciation rights (“SARs”). Options and SARs generally vest over 5 years and expire 10 years from the grant date. The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter. All grants are made at prices equal to the fair market value of the stock on the grant date. For the three months ended April 1, 2017 and April 2, 2016, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the three months ended April 1, 2017 and April 2, 2016 (in millions):

	April 1, 2017	April 2, 2016
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$2.5	$0.1
Cash Received from Stock Option Exercises	0.4	0.5
Income Tax Benefit from the Exercise of Stock Options	0.4	0.1
Total fair value of share-based incentive awards vested	0.1	—

Following is a summary of share-based incentive plan activity (options and SARs) for the three months ended April 1, 2017:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Exercisable at December 31, 2016	1,610,499	$63.16
Granted	—	—
Exercised	(98,091)	49.04
Forfeited	(1,180)	54.61
Expired	(410)	75.76
Outstanding at April 1, 2017	1,510,818	$64.08	5.7	$17.8
Exercisable at April 1, 2017	867,775	$62.31	4.0	$11.6

Compensation expense recognized related to options and SARs was $1.0 million for the three months ended April 1, 2017.
As of April 1, 2017, there was $8.9 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.1 years.

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
Following is a summary of RSA activity for the three months ended April 1, 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at December 31, 2016	19,593	$57.43	0.4
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested RSAs at April 1, 2017	19,593	$57.43	0.1

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million for the three months ended April 1, 2017.
As of April 1, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.1 years.
Following is a summary of RSU activity for the three months ended April 1, 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at December 31, 2016	277,863	$69.23	1.7
Granted	1,700	70.13
Vested	(10,530)	71.42
Forfeited	(615)	63.90
Unvested RSUs at April 1, 2017	268,418	$69.16	1.5

RSU shares vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $1.3 million for the three months ended April 1, 2017.
As of April 1, 2017, there was $8.1 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.5 years.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of 3 years. As set forth in the individual award agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights associated with PSUs until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price as of the grant date depending on the performance criteria for the award.

Following is a summary of PSU activity for the three months ended April 1, 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at December 31, 2016	133,340	$65.28	2.0
Granted	—	—
Vested	—	—
Forfeited	(2,525)	78.56
Unvested PSUs April 1, 2017	130,815	$65.02	1.9
Compensation expense for awards granted is recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.4 million for the three months ended April 1, 2017. Total unrecognized compensation expense for all PSUs granted as of April 1, 2017 is estimated to be $3.6 million recognized as a charge to earnings over a weighted average period of 1.9 years.

10. INCOME TAXES
The effective tax rate for the three months ended April 1, 2017 was 22.5% compared to 23.0% for the three months ended April 2, 2016. The change in the effective tax rate for the three months ended April 1, 2017 was primarily driven by the mix of earnings. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of April 1, 2017 and December 31, 2016, the Company had approximately $10.0 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2012, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2010.
11. EARNINGS PER SHARE
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of the anti-dilutive shares were 0.3 million and 1.2 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended April 1, 2017 and April 2, 2016 (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Denominator for Basic Earnings Per Share	44.8	44.7
Effect of Dilutive Securities	0.3	0.3
Denominator for Diluted Earnings Per Share	45.1	45.0

12. CONTINGENCIES
One of the Company's subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to regulation by government agencies such as the U.S. Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. The Company has recorded an estimated liability for incurred claims. Based on the current facts, the Company cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on its subsidiary's financial condition. The Company's subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that the Company's subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three months ended April 1, 2017 and April 2, 2016 (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning Balance	$20.3	$19.1
Less: Payments	(8.3)	(5.1)
Provisions	6.1	3.5
Translation Adjustments	0.1	—
Ending Balance	$18.2	$17.5
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of April 1, 2017.
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
At April 1, 2017, the Company had $(3.6) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, the Company had $(7.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was realized in earnings when the hedged items impacted earnings.
As of April 1, 2017, the Company had the following currency forward contracts outstanding (with maturities extending through October 2019) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$322.4
Mexican Peso	238.0
Euro	35.3
Indian Rupee	44.8
Canadian Dollar	39.7
Australian Dollar	14.0
Great Britain Pound	6.3
Thai Baht	5.4

As of April 1, 2017, the Company had the following commodity forward contracts outstanding (with maturities extending through June 2018) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

Notional Amount
Copper	$59.8
Aluminum	6.2

As of April 1, 2017, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of April 1, 2017 and December 31, 2016 were (in millions):

	April 1, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$2.2	$—
Currency Contracts	4.5	2.6	22.6	4.0
Commodity Contracts	4.5	—	0.3	—
Not Designated as Hedging Instruments:
Currency Contracts	4.5	—	1.0	—
Commodity Contracts	2.9	—	—	—
Total Derivatives	$16.4	$2.6	$26.1	$4.0

	December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$3.3	$—
Currency Contracts	1.3	0.4	39.7	17.6
Commodity Contracts	4.7	—	—	—
Not designated as Hedging Instruments:
Currency Contracts	1.5	—	6.0	—
Commodity Contracts	2.6	—	—	—
Total Derivatives	$10.1	$0.4	$49.0	$17.6

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	April 1, 2017				April 2, 2016
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$2.3	$29.0	$—	$31.3	$1.4	$2.6	$(0.4)	$3.6
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1	—	—	—	—
Gain (Loss) Recognized in Cost of Sales	0.9	(11.6)	—	(10.7)	(5.4)	(6.5)	—	(11.9)
Loss Recognized in Interest Expense	—	—	(1.1)	(1.1)	—	—	(1.2)	(1.2)

The ineffective portion of hedging instruments recognized during the three months ended April 1, 2017 and April 2, 2016, respectively, was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	April 1, 2017		April 2, 2016
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain Recognized in Cost of Sales	$1.6	$—	$—	$0.9
Gain Recognized in Operating Expenses	—	4.4	0.1	—
The net AOCI hedging component balance of $(14.4) million loss at April 1, 2017 includes $(6.0) million of net current deferred losses expected to be realized in the next twelve months.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended April 1, 2017 and December 31, 2016.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	April 1, 2017
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.0	$(4.9)	$4.1
Derivative Commodity Contracts	7.4	(0.3)	7.1
Other Noncurrent Assets:
Derivative Currency Contracts	2.6	(1.6)	1.0
Current Hedging Obligations:
Derivative Currency Contracts	23.6	(4.9)	18.7
Derivative Commodity Contracts	0.3	(0.3)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	4.0	(1.6)	2.4

	December 31, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.8	$(1.7)	$1.1
Derivative Commodity Contracts	7.3	—	7.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.4	(0.2)	0.2
Current Hedging Obligations:
Derivative Currency Contracts	45.7	(1.7)	44.0
Noncurrent Hedging Obligations:
Derivative Currency Contracts	17.6	(0.2)	17.4

14. FAIR VALUE

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
The fair values of cash equivalents and term deposits approximate their carrying values as of April 1, 2017 and December 31, 2016, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at April 1, 2017 and December 31, 2016.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 1, 2017 and December 31, 2016 (in millions):

	April 1, 2017	December 31, 2016	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.0	$2.8	Level 2
Derivative Commodity Contracts	7.4	7.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.5	5.4	Level 1
Derivative Currency Contracts	2.6	0.4	Level 2
Liabilities:
Current Hedging Obligations:
Interest Rate Swap	2.2	3.3	Level 2
Derivative Currency Contracts	23.6	45.7	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	4.0	17.6	Level 2

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
During the three months ended April 1, 2017, there were no transfers between classification Levels 1, 2 or 3.

15. RESTRUCTURING AND RELATED COSTS
The Company incurred restructuring and restructuring related costs on projects beginning in 2014. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from our Simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for the three months ended April 1, 2017 and April 2, 2016, respectively (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning Balance	$0.6	$1.3
Provision	3.2	1.4
Less: Payments	2.8	1.7
Ending Balance	$1.0	$1.0

The following is a reconciliation of restructuring and restructuring-related costs for the restructuring projects for the three months ended April 1, 2017 and April 2, 2016, respectively (in millions):

	Three Months Ended
	April 1, 2017			April 2, 2016
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.2	$0.6	$1.8	$0.2	$—	$0.2
Facility Related Costs	0.7	0.2	0.9	0.1	—	0.1
Total Restructuring Costs	$1.9	$0.8	$2.7	$0.3	$—	$0.3
Restructuring Related Costs:
Other Employment Benefit Expenses	$0.5	$—	$0.5	$0.5	$0.6	$1.1
Total Restructuring Related Costs	$0.5	$—	$0.5	$0.5	$0.6	$1.1
Total Restructuring and Restructuring Related Costs	$2.4	$0.8	$3.2	$0.8	$0.6	$1.4

The following table shows the allocation of Restructuring Costs by segment for the three months ended April 1, 2017 and April 2, 2016. (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Three Months Ended April 1, 2017	$3.2	$1.7	$1.1	$0.4
Restructuring Costs - Three Months Ended April 2, 2016	$1.4	$0.1	$1.3	$—

The Company's current restructuring activities are expected to continue into 2018. The Company expects to record aggregate future charges of approximately $10.5 million which includes $3.5 million of employee termination expenses and $7.0 million of facility related and other costs.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events from April 1, 2017 through the date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure.

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

Operating Segments

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

Components of Profit and Loss
Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to Original Equipment Manufacturers ("OEM's"), who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales derive from direct sales, but a significant portion derives from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenues varying from division to division.

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

Outlook
Throughout the first quarter, our orders strengthened, and we expect positive organic sales growth in 2017. We expect improved margins from both volume growth and our simplification efforts to more than offset the continued challenges from commodity inflation.

Results of Operations
Three Months Ended April 1, 2017 Compared to April 2, 2016
Net sales for the first quarter 2017 were $813.5 million, a 0.6% decrease compared to first quarter 2016 net sales of $818.2 million. The decrease consisted of a negative foreign currency translation impact of 0.6% and a negative divestiture impact of 0.6%, offset by a favorable impact from organic sales growth of 0.7%. Gross profit for the first quarter 2017 decreased $1.8 million or 0.8% compared to the first quarter 2016 due to the sales volume decrease in the Power Transmission Solutions segment, offset by increases in both the Commercial and Industrial Systems and Climate Solutions segments, resulting in gross profit as a percentage of sales remaining flat. Operating expenses for the first quarter 2017 decreased $7.3 million or 80 basis points as a percentage of net sales compared to the same period in the prior year primarily due to cost controls, including lower amortization and depreciation expenses.
Commercial and Industrial Systems segment net sales for the first quarter 2017 were $381.2 million, a 1.0% increase compared to first quarter 2016 net sales of $377.6 million. The increase consisted of an organic sales increase of 1.7% driven by growth in Asia and in the power generation businesses. Foreign currency translation had a negative impact of 0.8%. Gross profit for the first quarter 2017 increased $2.0 million or 2.1% as compared to 2016 primarily due to an increase in sales volume. Operating expenses for the first quarter 2017 decreased by $2.1 million or 2.9% as compared to 2016 primarily due to cost controls, including lower amortization and depreciation expenses.
Climate Solutions segment net sales for the first quarter 2017 were $247.7 million, a 3.3% increase compared to first quarter 2016 net sales of $239.8 million. The increase consisted of an organic sales increase of 3.7% driven by growth in North American residential HVAC, partially offset by diminishing weakness in Middle East end markets. Foreign currency translation had a negative impact of 0.4%. Gross profit for the first quarter 2017 increased by $4.5 million or 110 basis points as a percentage of net sales primarily due to an increase in sales volume as compared to 2016. Operating expenses for the first quarter 2017 decreased by $2.1 million or 6.6% as compared to 2016 primarily due to cost controls, including lower amortization expenses.
Power Transmission Solutions segment net sales for the first quarter 2017 were $184.6 million or an 8.1% decrease compared to first quarter 2016 net sales of $200.8 million. The decrease consisted of an organic sales growth decrease of 5.0%, a negative impact from the divestiture of 2.6%, and a negative foreign currency translation impact of 0.5%. Organic sales declines were primarily driven by renewable energy demand patterns and diminishing weakness in oil & gas end markets. Gross profit for the first quarter 2017 decreased $8.3 million or 12.3% primarily due to a decrease in sales volume. Operating expenses for the first quarter 2017 decreased $3.1 million or 7.0% as compared to 2016 primarily due to cost controls.

	Three Months Ended
	April 1, 2017	April 2, 2016
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$381.2	$377.6
Climate Solutions	247.7	239.8
Power Transmission Solutions	184.6	200.8
Consolidated	$813.5	$818.2

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	25.1%	24.8%
Climate Solutions	24.5%	23.4%
Power Transmission Solutions	32.1%	33.7%
Consolidated	26.5%	26.6%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	18.3%	19.0%
Climate Solutions	11.9%	13.2%
Power Transmission Solutions	22.5%	22.2%
Consolidated	17.3%	18.1%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	6.8%	5.7%
Climate Solutions	12.6%	10.3%
Power Transmission Solutions	9.6%	11.5%
Consolidated	9.2%	8.5%

Income from Operations	$74.8	$69.3
Interest Expense	14.4	15.0
Interest Income	1.0	1.1
Income before Taxes	61.4	55.4
Provision for Income Taxes	13.8	12.7
Net Income	47.6	42.7
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.1
Net Income Attributable to Regal Beloit Corporation	$46.3	$41.6

The effective tax rate for the three months ended April 1, 2017 was 22.5% compared to 23.0% for the three months ended April 2, 2016. The change in the effective tax rate for the three months ended April 1, 2017 was primarily driven by the mix of earnings. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

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

Cash flow provided by operating activities was $50.5 million for the three months ended April 1, 2017, a $8.1 million decrease from the three months ended April 2, 2016. The decrease was primarily the result of the higher investment in net working capital for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016.

Cash flow used in investing activities was $15.5 million for the three months ended April 1, 2017, a $1.1 million decrease from the three months ended April 2, 2016. Capital expenditures were $17.0 million for the three months ended April 1, 2017 compared to $14.9 million for the three months ended April 2, 2016.

Cash flow used in financing activities was $60.3 million for the three months ended April 1, 2017, compared to $47.0 million provided by financing activities for the three months ended April 2, 2016. Net debt repayments were $43.5 million for the three months ended April 1, 2017 compared to $17.3 million for the three months ended April 2, 2016. We paid $10.8 million in dividends to shareholders in the three months ended April 1, 2017, compared to $10.2 million for the three months ended April 2, 2016. Cash used to purchase additional interest in joint ventures was $19.6 million for the three months ended April 2, 2016.

Our working capital was $901.4 million at April 1, 2017, compared to $830.4 million at December 31, 2016. At April 1, 2017, our current ratio (which is the ratio of our current assets to current liabilities) was 2.3:1 compared to 2.2:1 at December 31, 2016. Our current ratio increased primarily due to an increase in Trade Receivables of $46.8 million at April 1, 2017 as compared to December 31, 2016. We will pay our $100.0 million 2007 Note due in August using existing cash as well as cash generated from operations.

The following table presents selected financial information and statistics as of April 1, 2017 and December 31, 2016 (in millions):

	April 1,	December 31,
	2017	2016
Cash and Cash Equivalents	$262.3	$284.5
Trade Receivables, Net	509.0	462.2
Inventories, Net	687.9	660.8
Working Capital	901.4	830.4
Current Ratio	2.3:1	2.2:1

At April 1, 2017, our cash and cash equivalents totaled $262.3 million. At April 1, 2017, $259.6 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on us should we be required to pay and record US income taxes and foreign withholding taxes on such funds. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts to the extent that we do not incur unfavorable net tax consequences. There are no current trends, demands or uncertainties that we believe are reasonably likely to require repatriation or to have a material impact on our ability to fund our US operations from US sources.

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

The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.3% for the three months ended April 1, 2017 and 1.9% for the three months ended April 2, 2016. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At April 1, 2017 we had borrowings under the Multicurrency Revolving Facility in the amount of $24.8 million, $32.2 million of standby letters of credit issued under the facility, and $443.0 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $103.6 million and the weighted average interest rate on the Multicurrency Revolving Facility was 2.4% for the three months ended April 1, 2017. The average daily balance in borrowings under the Multicurrency Revolving Facility was $75.7 million and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three months ended April 2, 2016. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At April 1, 2017, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at April 1, 2017 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At April 1, 2017, the interest rate was 1.8%. At December 31, 2016, the interest rate was 1.6%
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of April 1, 2017.

Other Notes Payable

At April 1, 2017, other notes payable of approximately $4.8 million were outstanding with a weighted average interest rate of 5.5%. At December 31, 2016, other notes payable of approximately $5.1 million were outstanding with a weighted average rate of 5.6%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,388.6 million and $1,433.4 million as of April 1, 2017 and December 31, 2016, respectively.

Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At April 1, 2017, excluding the impact of interest rate swaps, we had $504.7 million of fixed rate debt and $873.0 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at April 1, 2017 would result in a $1.1 million change in after-tax annualized earnings. We have entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments.
Details regarding this instrument, as of April 1, 2017, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(2.2)

As of April 1, 2017, an interest rate swap liability of $(2.2) million was included in Current Hedging Obligations. As of December 31, 2016, an interest rate swap liability of $(3.3) million was included in Current Hedging Obligations. The unrealized loss on the effective portion of the contract, net of tax, of $(1.3) million and $(2.1) million as of April 1, 2017 and December 31, 2016, respectively, was recorded in AOCI.

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
Derivatives
As of April 1, 2017, derivative currency assets (liabilities) of $9.0 million, $2.6 million, $(23.6) million and $(4.0) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 31, 2016, derivative currency assets (liabilities) of $2.8 million, $0.4 million, $(45.7) million and $(17.6) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized losses on the contracts of $(12.1) million net of tax, and $(34.4) million net of tax, as of April 1, 2017 and December 31, 2016 respectively, were recorded in AOCI. At April 1, 2017, we had $(5.3) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, we had $(8.0) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on April 1, 2017 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$322.4	$0.4	$32.2	$(32.2)
Mexican Peso	238.0	(18.2)	23.8	(23.8)
Euro	35.3	(1.0)	3.5	(3.5)
Indian Rupee	44.8	2.8	4.5	(4.5)
Canadian Dollar	39.7	0.3	4.0	(4.0)
Australian Dollar	14.0	(0.3)	1.4	(1.4)
Great Britain Pound	6.3	—	0.6	(0.6)
Thai Baht	5.4	—	0.5	(0.5)

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
Derivatives
Derivative commodity assets (liabilities) of $7.4 million and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets and Current Hedging Obligations, respectively, at April 1, 2017. Derivative commodity assets of $7.3 million are recorded in Prepaid Expenses at December 31, 2016. The unrealized gains on the effective portion of the contracts of $2.6 million net of tax and $2.9 million net of tax, as of April 1, 2017 and December 31 2016, respectively, were recorded in AOCI. At April 1, 2017, we had $1.7 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, there was $0.5 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on April 1, 2017 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$59.8	$6.3	$6.0	$(6.0)
Aluminum	6.2	0.8	0.6	(0.6)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance of $(14.4) million loss at April 1, 2017 includes $(6.0) million of net current deferred losses expected to be realized in the next twelve months.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated here by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risk and uncertainties have not changed materially from those reported in Item 1A in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended April 1, 2017:

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1 to February 4	—	$—	—	2,320,000
February 5 to March 4	—	—	—	2,320,000
March 5 to April 1	—	—	—	2,320,000
	—		—

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended April 1, 2017, there were zero shares acquired by the Company in connection with transactions pursuant to equity incentive plans.
The Board of Directors has approved a repurchase program for up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to purchase stock from time to time in the open market or through privately negotiated transactions. From time to time, we may enter into a Rule10b5-1 trading plan for the purpose of repurchasing shares under this authorization. There are approximately 2.3 million shares of our common stock available for repurchase under this program.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Charles A. Hinrichs
Charles A. Hinrichs Vice President Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Lazzerini
Robert A. Lazzerini Vice President Corporate Controller (Principal Accounting Officer)

Date: May 11, 2017

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.