Form 10-Q
period 2017-07-01
REGAL BELOIT CORP
filed 2017-08-08
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 1, 2017 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 4, 2017 there were 44,596,861 shares of the registrant’s common stock, $.01 par value per share, outstanding.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “forecast,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•	uncertainties regarding our ability to execute our restructuring plans within expected costs and timing;

•
increases in our overall debt levels as a result of the acquisition of the Power Transmission Solutions business of Emerson Electric Co. ("PTS") or otherwise and our ability to repay principal and interest on our outstanding debt;

•
actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and mechanical motion control industries;

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	issues and costs arising from the integration of acquired companies and businesses including PTS and the timing and impact of purchase accounting adjustments;

•	prolonged declines in oil and gas up stream capital spending;

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Sales	$869.2	$838.6	$1,682.7	$1,656.8
Cost of Sales	646.2	615.7	1,244.1	1,216.5
Gross Profit	223.0	222.9	438.6	440.3
Operating Expenses	140.0	131.5	280.8	279.6
Income From Operations	83.0	91.4	157.8	160.7
Interest Expense	14.7	14.8	29.1	29.8
Interest Income	1.0	1.2	2.0	2.3
Income Before Taxes	69.3	77.8	130.7	133.2
Provision For Income Taxes	15.0	19.4	28.8	32.1
Net Income	54.3	58.4	101.9	101.1
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.8	2.6	2.9
Net Income Attributable to Regal Beloit Corporation	$53.0	$56.6	$99.3	$98.2
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.19	$1.27	$2.22	$2.20
Assuming Dilution	$1.18	$1.26	$2.20	$2.19
Cash Dividends Declared Per Share	$0.26	$0.24	$0.50	$0.47
Weighted Average Number of Shares Outstanding:
Basic	44.7	44.7	44.8	44.7
Assuming Dilution	45.1	45.0	45.1	45.0

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Income	$54.3	$58.4	$101.9	$101.1
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	39.1	(32.5)	68.5	(6.8)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $ 6.1 Million and $(6.7) Million for the Three Months ended July 1, 2017 and July 2, 2016 and $18.0 Million and $(5.4) Million for the Six Months ended July 1, 2017 and July 2, 2016 Respectively	10.0	(11.1)	29.4	(8.8)
Reclassification of Losses included in Net Income, Net of Tax Effects of $1.8 Million and $4.7 Million for the Three Months ended July 1, 2017 and July 2, 2016 and $6.2 Million and $9.7 Million for the Six Months ended July 1, 2017 and July 2, 2016 Respectively	2.7	7.6	10.0	15.7
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.2 Million and $0.4 Million for the Three Months Ended July 1, 2017 and July 2, 2016 and $0.4 Million and $0.6 Million for the Six Months Ended July 1, 2017 and July 2, 2016, Respectively	0.4	0.6	0.8	1.3
Other Comprehensive Income (Loss)	52.2	(35.4)	108.7	1.4
Comprehensive Income	106.5	23.0	210.6	102.5
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.8	0.9	3.6	2.4
Comprehensive Income Attributable to Regal Beloit Corporation	$104.7	$22.1	$207.0	$100.1
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	July 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$243.7	$284.5
Trade Receivables, Less Allowances of $10.4 Million in 2017 and $11.5 Million in 2016	544.5	462.2
Inventories	698.2	660.8
Prepaid Expenses and Other Current Assets	156.7	124.5
Total Current Assets	1,643.1	1,532.0
Net Property, Plant and Equipment	637.3	627.5
Goodwill	1,469.0	1,453.2
Intangible Assets, Net of Amortization	692.3	711.7
Deferred Income Tax Benefits	27.5	22.4
Other Noncurrent Assets	13.8	11.7
Total Assets	$4,483.0	$4,358.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$406.5	$334.2
Dividends Payable	11.6	10.7
Current Hedging Obligations	14.5	49.0
Accrued Compensation and Employee Benefits	75.7	70.1
Other Accrued Expenses	123.8	137.0
Current Maturities of Long-Term Debt	100.7	100.6
Total Current Liabilities	732.8	701.6
Long-Term Debt	1,199.5	1,310.9
Deferred Income Taxes	142.4	97.7
Noncurrent Hedging Obligations	1.1	17.6
Pension and Other Post Retirement Benefits	107.4	106.5
Other Noncurrent Liabilities	51.0	46.0
Commitments and Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 par value, 100.0 Million Shares Authorized, 44.6 Million and 44.8 Million Shares Issued and Outstanding in 2017 and 2016, Respectively	0.4	0.4
Additional Paid-In Capital	890.8	904.5
Retained Earnings	1,525.0	1,452.0
Accumulated Other Comprehensive Loss	(210.4)	(318.1)
Total Regal Beloit Corporation Shareholders' Equity	2,205.8	2,038.8
Noncontrolling Interests	43.0	39.4
Total Equity	2,248.8	2,078.2
Total Liabilities and Equity	$4,483.0	$4,358.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	98.2	—	2.9	101.1
Other Comprehensive Income (Loss)	—	—	—	1.9	(0.5)	1.4
Dividends Declared ($0.47 Per Share)	—	—	(20.9)	—	—	(20.9)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	(1.7)	—	—	—	(1.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Share-based Compensation	—	7.1	—	—	—	7.1
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	$(19.6)
Balance as of July 2, 2016	$0.4	$899.0	$1,368.4	$(255.8)	$37.9	$2,049.9

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	99.3	—	2.6	101.9
Other Comprehensive Income	—	—	—	107.7	1.0	108.7
Dividends Declared ($0.50 Per Share)	—	—	(22.3)	—	—	(22.3)
Stock Options Exercised	—	(3.1)	—	—	—	(3.1)
Stock Repurchase	—	(17.7)	(4.0)	—	—	(21.7)
Share-based Compensation	—	7.1	—	—	—	7.1
Balance as of July 1, 2017	$0.4	$890.8	$1,525.0	$(210.4)	$43.0	$2,248.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	July 1, 2017	July 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$101.9	$101.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	68.8	79.0
(Gain) Loss on Sale or Disposition of Assets, Net	(0.3)	1.0
Share-Based Compensation Expense	7.1	7.1
Exit of Business	3.9	—
Gain on Sale of Businesses	(0.1)	(11.6)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures	(32.4)	(0.5)
Net Cash Provided By Operating Activities	148.9	176.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(33.7)	(31.7)
Sales of Investment Securities	0.5	30.3
Purchases of Investment Securities	(0.5)	(25.8)
Proceeds from Sale of Businesses	0.5	25.0
Proceeds from Sale of Assets	1.3	0.1
Net Cash Used In Investing Activities	(31.9)	(2.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	492.2	360.0
Repayments Under Revolving Credit Facility	(494.3)	(338.0)
Proceeds from Short-Term Borrowings	15.1	20.8
Repayments of Short-Term Borrowings	(15.0)	(27.5)
Proceeds from Long-Term Borrowings	0.3	—
Repayments of Long-Term Borrowings	(112.1)	(125.2)
Dividends Paid to Shareholders	(21.4)	(20.5)
Shares Surrendered for Taxes	(3.4)	(1.9)
Proceeds from the Exercise of Stock Options	0.4	0.5
Payments of Contingent Consideration	(5.3)	—
Repurchase of Common Stock	(21.0)	—
Distributions to Noncontrolling Interests	—	(0.3)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(19.6)
Net Cash Used In Financing Activities	(164.5)	(151.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6.7	(3.7)
Net Increase (Decrease) in Cash and Cash Equivalents	(40.8)	18.6
Cash and Cash Equivalents at Beginning of Period	284.5	252.9
Cash and Cash Equivalents at End of Period	$243.7	$271.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$26.8	$27.3
Income taxes	$30.6	$40.5

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2017
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) condensed consolidated balance sheet of Regal Beloit Corporation (the “Company”) as of December 31, 2016, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements as of July 1, 2017 and for the three and six months ended July 1, 2017 and July 2, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed on March 1, 2017.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended July 1, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2017.
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
New Accounting Standards
In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-09, Stock Compensation - Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and prospective application is required. The Company plans to adopt this pronouncement for fiscal years beginning December 31, 2017 and will consider the impact that this standard may have on future share based award changes, should they occur.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends current guidance to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The changes, which respond to input from financial statement users, are intended to classify costs according to their natures, and better align the effect of defined benefit plans on operating income with International Financial Reporting Standards. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The ASU will impact the components of income before taxes but will not impact the amount of income before taxes.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company has identified a six step process to successfully implement the new Lease standard: Form a task force to become experts and take the lead on understanding and implementing the new Lease standard; Update lease inventories; Decide on transition method; Review legal agreements and debt covenants; Consider IT needs; Discuss with stakeholders. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and has commenced the first step of identifying a task force to take the lead in implementing the new Lease standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes current revenue recognition requirements. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. ASU No. 2014-09 (and related updates) will become effective for the Company at the beginning of its 2018 fiscal year. The standard allows the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company has identified a four step process to successfully implement the new revenue standard - data gathering, assessment, solution development, and solution implementation. The Company has completed Step one, data gathering, and is currently finishing the assessment phase. The Company is in the process of evaluating and quantifying the materiality of the standard’s impact on its consolidated financial statements. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance.

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

The Company adopted the provisions of ASU 2016-09 on January 1, 2017. As a result of adopting the standard, the Changes in Operating Assets and Liabilities, Net of Acquisitions and Divestitures line in the Cash Flows From Operating Activities section on the Condensed Consolidated Statements of Cash Flows and the Shares Surrendered for Taxes line in the Cash Flows from Financing Activities section were both adjusted by $1.9 million for 2016. The presentation on the Condensed Consolidated Statements of Cash Flows for shares surrendered by employees to meet the minimum statutory withholding requirement and excess tax benefits were applied retrospectively. In addition, the Excess Tax Expense from Share-Based Compensation lines in the Cash Flows from Operating Activities section and the Cash Flows from Financing Activities section were removed. The Company removed the excess tax benefits from the calculation of dilutive shares on a prospective basis. In addition, the Company began recording all tax effects associated with stock-based compensation through the income statement on a prospective basis. The Company did not have any awards classified as liability awards due to the statutory tax withholding requirements as of January 1, 2017. The Company made an accounting policy election to continue to estimate forfeitures as it had previously.

2. OTHER FINANCIAL INFORMATION
Inventories
The approximate percentage distribution between major classes of inventories was as follows:

	July 1, 2017	December 31, 2016
Raw Material and Work in Process	48%	45%
Finished Goods and Purchased Parts	52%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 50% of the Company's inventory at July 1, 2017, and 55% at December 31, 2016 was determined using the LIFO method.
Property, Plant and Equipment
Property, plant, and equipment by major classification was as follows (dollars in millions):

	Useful Life in Years	July 1, 2017	December 31, 2016
Land and Improvements		$79.6	$76.7
Buildings and Improvements	3 - 50	292.2	280.4
Machinery and Equipment	3 - 15	970.8	929.9
Property, Plant and Equipment		1,342.6	1,287.0
Less: Accumulated Depreciation		(705.3)	(659.5)
Net Property, Plant and Equipment		$637.3	$627.5
Other

As part of the purchase agreement of the 2008 acquisition of the Wuxi Hwada Motor Co., the Company agreed that if certain relocation compensation was received for the relocation of the business, the Company would pay a portion of that compensation to the seller as part of a deferred contingent purchase price. During the six months ended July 1, 2017, a final deferred contingent purchase price payment of $5.3 million was made under this agreement.

3. ACQUISITIONS AND DIVESTITURES
There were no acquisition related expenses for the six months ended July 1, 2017 and July 2, 2016.
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
The changes in AOCI by component for the three and six months ended July 1, 2017 and July 2, 2016 were as follows (in millions):

	Three Months Ended
	July 1, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(14.4)	$(35.8)	$(211.9)	$(262.1)
Other Comprehensive Income (Loss) before Reclassifications	16.1	(0.1)	38.7	54.7
Tax Impact	(6.1)	—	—	(6.1)
Amounts Reclassified from Accumulated Other Comprehensive Loss	4.5	0.6	—	5.1
Tax Impact	(1.8)	(0.2)	—	(2.0)
Net Current Period Other Comprehensive Income	12.7	0.3	38.7	51.7
Ending Balance	$(1.7)	$(35.5)	$(173.2)	$(210.4)

	Three Months Ended
	July 2, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(37.1)	$(34.7)	$(149.5)	$(221.3)
Other Comprehensive Income (Loss) before Reclassifications	(17.8)	0.5	(32.1)	(49.4)
Tax Impact	6.7	—	—	6.7
Amounts Reclassified from Accumulated Other Comprehensive Loss	12.3	1.0	—	13.3
Tax Impact	(4.7)	(0.4)	—	(5.1)
Net Current Period Other Comprehensive Income (Loss)	(3.5)	1.1	(32.1)	(34.5)
Ending Balance	$(40.6)	$(33.6)	$(181.6)	$(255.8)

	Six Months Ended
	July 1, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(41.1)	$(36.0)	$(241.0)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	47.4	(0.3)	67.8	114.9
Tax Impact	(18.0)	—	—	(18.0)
Amounts Reclassified from Accumulated Other Comprehensive Loss	16.2	1.2	—	17.4
Tax Impact	(6.2)	(0.4)	—	(6.6)
Net Current Period Other Comprehensive Income	39.4	0.5	67.8	107.7
Ending Balance	$(1.7)	$(35.5)	$(173.2)	$(210.4)

	Six Months Ended
	July 2, 2016
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(47.5)	$(35.4)	$(172.1)	$(255.0)
Other Comprehensive Income (Loss) before Reclassifications	(14.2)	0.5	(6.8)	(20.5)
Tax Impact	5.4	—	—	5.4
Amounts Reclassified from Accumulated Other Comprehensive Loss	25.4	1.9	—	27.3
Tax Impact	(9.7)	(0.6)	—	(10.3)
Net Current Period Other Comprehensive Income (Loss)	6.9	1.8	(6.8)	1.9
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	(2.7)	(2.7)
Ending Balance	$(40.6)	$(33.6)	$(181.6)	$(255.8)

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

The following information presents changes to goodwill during the six months ended July 1, 2017 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 31, 2016	$1,453.2	$540.6	$341.8	$570.8
Translation Adjustments	15.8	6.6	1.2	8.0
Balance as of July 1, 2017	$1,469.0	$547.2	$343.0	$578.8

Cumulative Goodwill Impairment Charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
Intangible assets consisted of the following (in millions):

		July 1, 2017		December 31, 2016
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	15	$714.0	$226.1	$703.6	$201.6
Technology	11	191.1	116.5	189.7	109.5
Trademarks	12	32.4	24.7	31.8	23.3
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-Compete Agreements	5	8.4	8.2	8.3	8.1
		962.5	392.1	950.0	359.1
Non-Amortizable Trade Names		121.9	—	120.8	—
		$1,084.4	$392.1	$1,070.8	$359.1

Amortization expense recorded for the three and six months ended July 1, 2017 was $13.9 million and $28.0 million, respectively. Amortization expense recorded for the three and six months ended July 2, 2016 was $15.8 million and $31.4 million, respectively. Amortization expense for 2017 is estimated to be $55.3 million.
Estimated expected future annual amortization for intangible assets is as follows (in millions):

Year	Estimated Amortization
2018	$53.3
2019	52.9
2020	49.8
2021	42.1
2022	40.4

6. BUSINESS SEGMENTS
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
The following sets forth certain financial information attributable to the Company's operating segments as of and for the three and six months ended July 1, 2017 and July 2, 2016 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Three Months Ended July 1, 2017
External Sales	$407.4	$270.5	$191.3	$—	$869.2
Intersegment Sales	19.9	6.0	2.2	(28.1)	—
Total Sales	427.3	276.5	193.5	(28.1)	869.2
Gross Profit	91.9	68.3	62.8	—	223.0
Operating Expenses	71.3	28.1	40.6	—	140.0
Income from Operations	20.6	40.2	22.2	—	83.0
Depreciation and Amortization	14.8	5.6	14.0	—	34.4
Capital Expenditures	11.1	2.3	3.3	—	16.7
As of and for Three Months Ended July 2, 2016
External Sales	$394.7	$254.5	189.4	$—	$838.6
Intersegment Sales	11.4	7.0	1.1	(19.5)	—
Total Sales	406.1	261.5	190.5	(19.5)	838.6
Gross Profit	96.2	64.7	62.0	—	222.9
Operating Expenses	71.1	28.6	31.8	—	131.5
Income from Operations	25.1	36.1	30.2	—	91.4
Depreciation and Amortization	19.2	6.5	13.2	—	38.9
Capital Expenditures	9.6	3.6	3.6	—	16.8

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
As of and for Six Months Ended July 1, 2017
External Sales	$788.6	$518.2	$375.9	$—	$1,682.7
Intersegment Sales	35.8	14.2	2.9	(52.9)	—
Total Sales	824.4	532.4	378.8	(52.9)	1,682.7
Gross Profit	187.5	129.0	122.1	—	438.6
Operating Expenses	141.1	57.6	82.1	—	280.8
Income from Operations	46.4	71.4	40.0	—	157.8
Depreciation and Amortization	30.0	11.1	27.7	—	68.8
Capital Expenditures	21.7	6.6	5.4	—	33.7
As of and for Six Months Ended July 2, 2016					—
External Sales	$772.3	$494.3	390.2	$—	$1,656.8
Intersegment Sales	22.7	12.2	2.0	(36.9)	—
Total Sales	795.0	506.5	392.2	(36.9)	1,656.8
Gross Profit	189.8	120.9	129.6	—	440.3
Operating Expenses	143.0	60.2	76.4	—	279.6
Income from Operations	46.8	60.7	53.2	—	160.7
Depreciation and Amortization	38.9	12.7	27.4	—	79.0
Capital Expenditures	16.9	7.5	7.3	—	31.7

The following table presents identifiable assets information attributable to the Company's operating segments as of July 1, 2017 and December 31, 2016 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of July 1, 2017	$1,926.2	$946.1	$1,610.7	$4,483.0
Identifiable Assets as of December 31, 2016	$1,872.7	$881.8	$1,604.0	$4,358.5

7. DEBT AND BANK CREDIT FACILITIES
The Company’s indebtedness as of July 1, 2017 and December 31, 2016 was as follows (in millions):

	July 1, 2017	December 31, 2016
Term Facility	$686.1	$798.1
Senior Notes	600.0	600.0
Multicurrency Revolving Facility	15.9	18.0
Other	5.3	5.1
Less: Debt Issuance costs	(7.1)	(9.7)
	1,300.2	1,411.5
Less: Current Maturities	100.7	100.6
Non-Current Portion	$1,199.5	$1,310.9

The Credit Agreement
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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.5% and 2.4% for the three and six months ended July 1, 2017 and 1.9% for the three and six months ended July 2, 2016. The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At July 1, 2017, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $15.9 million, $32.3 million of standby letters of credit issued under the facility, and $451.8 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $114.8 million and $109.2 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 2.5% and 2.4% for the three and six months ended July 1, 2017, respectively. The average daily balance in borrowings under the Multicurrency Revolving Facility was $29.8 million and $52.7 million and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three and six months ended July 2, 2016. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At July 1, 2017, the Company had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”). The 2011 Notes are included in Long-Term Debt and the 2007 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
Details on the Notes at July 1, 2017 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At July 1, 2017, the interest rate was 1.9%. At December 31, 2016, the interest rate was 1.6%
The Company has interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of July 1, 2017.

Other Notes Payable

At July 1, 2017, other notes payable of approximately $5.3 million were outstanding with a weighted average interest rate of 5.1%. At December 31, 2016, other notes payable of approximately $5.1 million were outstanding with a weighted average rate of 5.6%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,325.3 million and $1,433.4 million as of July 1, 2017 and December 31, 2016, respectively.

8. POST RETIREMENT PLANS
The Company’s net periodic benefit cost was comprised of the following components (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service Cost	$1.8	$2.0	$3.6	$4.1
Interest Cost	2.4	2.7	4.8	5.1
Expected Return on Plan Assets	(2.8)	(2.9)	(5.6)	(5.9)
Amortization of Prior Service Cost and Net Actuarial Loss	0.6	1.0	1.2	1.9
Net Periodic Benefit Cost	$2.0	$2.8	$4.0	$5.2

The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2017 fiscal year is $2.2 million and $0.2 million, respectively.
For the three months ended July 1, 2017 and July 2, 2016, the Company contributed $1.4 million and $1.1 million, respectively, to post retirement plans. For the six months ended July 1, 2017 and July 2, 2016, the Company contributed $2.2 million and $2.2 million, respectively, to post retirement plans. The Company expects to make total contributions of $4.4 million in 2017. The Company contributed a total of $10.4 million in fiscal 2016. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2016 Annual Report on Form 10-K filed on March 1, 2017.

9. SHAREHOLDERS’ EQUITY
Repurchase of Common Stock

The Company acquired and retired 276,804 shares of its common stock in the quarter ended July 1, 2017, at an average cost of $78.42 per share for a total cost of $21.7 million. The repurchases were under the 3.0 million share repurchase program approved by the Company’s Board of Directors in November, 2013. There are approximately 2.0 million shares of the Company's common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are made in the fiscal second quarter.

The Company recognized approximately $4.1 million and $3.8 million in share-based compensation expense for the three months ended July 1, 2017 and July 2, 2016, respectively. Share-based compensation expense was $7.1 million for the six months ended July 1, 2017 and July 2, 2016. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $1.6 million and $1.4 million for the three months ended July 1, 2017 and July 2, 2016, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $2.7 million for the six months ended July 1, 2017 and July 2, 2016. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of July 1, 2017, total unrecognized compensation cost related to share-based compensation awards was approximately $31.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

Approximately 0.9 million shares were available for future grant under the 2013 Equity Incentive Plan at July 1, 2017.

Options and Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the six months ended July 1, 2017 and July 2, 2016, expired and canceled shares were immaterial.
The table below presents share-based compensation activity for the six months ended July 1, 2017 and July 2, 2016 (in millions):

	July 1, 2017	July 2, 2016
Total intrinsic value of share-based incentive awards exercised	$3.1	$0.3
Cash received from stock option exercises	0.4	0.5
Income tax benefit (expense) from the exercise of stock options	0.7	(0.1)
Total fair value of share-based incentive awards vested	4.3	4.8

The assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2017	2016
Per share weighted average fair value of grants	$23.31	$15.22
Risk-free interest rate	2.1%	1.4%
Expected life (years)	7.0	7.0
Expected volatility	28.6%	29.6%
Expected dividend yield	1.3%	1.7%
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
Following is a summary of share-based incentive plan grant activity (options and SARs) for the six months ended July 1, 2017.

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Exercisable at December 31, 2016	1,610,499	$63.16
Granted	194,142	80.70
Exercised	(134,991)	52.67
Forfeited	(1,180)	54.61
Expired	(9,485)	64.21
Outstanding at July 1, 2017	1,658,985	$66.07	6.1	$25.4
Exercisable at July 1, 2017	989,761	$63.93	4.3	$17.4

Compensation expense recognized related to options and SARs was $2.2 million for the six months ended July 1, 2017.
As of July 1, 2017, there was $12.0 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.6 years.

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
Following is a summary of RSA award activity for the six months ended July 1, 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at December 31, 2016	19,593	$57.43	0.4
Granted	13,941	80.70
Vested	(19,593)	57.43
Unvested RSAs at July 1, 2017	13,941	$80.70	0.9

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.6 million for the six months ended July 1, 2017.
As of July 1, 2017, there was $1.0 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.9 years.
Following is a summary of RSU award activity for the six months ended July 1, 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at December 31, 2016	277,863	$69.23	1.7
Granted	75,614	80.46
Vested	(78,625)	75.15
Forfeited	(1,634)	67.90
Unvested RSUs at July 1, 2017	273,218	$70.64	2.1
RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $3.3 million for the six months ended July 1, 2017.
As of July 1, 2017, there was $11.4 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.
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
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	July 1, 2017	July 2, 2016
Risk-free interest rate	1.6%	0.9%
Expected life (years)	3.0	3.0
Expected volatility	24.0%	23.0%
Expected dividend yield	1.3%	1.7%

Following is a summary of PSU award activity for the six months ended July 1, 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at December 31, 2016	133,340	$65.28	2.0
Granted	48,403	90.80
Vested	(110)	83.74
Forfeited	(24,705)	83.21
Unvested PSUs at July 1, 2017	156,928	$70.31	2.4
Compensation expense for awards granted is recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.0 million for the six months ended July 1, 2017. Total unrecognized compensation expense for all PSUs granted as of July 1, 2017 is estimated to be $6.9 million recognized as a charge to earnings over a weighted average period of 2.4 years.

10. INCOME TAXES
The effective tax rate for the three months ended July 1, 2017 was 21.6% versus 24.9% for the three months ended July 2, 2016. The effective tax rate for the six months ended July 1, 2017 was 22.0% versus 24.1% for the six months ended July 2, 2016. The change in the effective tax rate for the three months and six months ended July 1, 2017 was primarily driven by the mix of earnings and the 2016 gain derived from the sale of the Mastergear business. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.
As of July 1, 2017 and December 31, 2016, the Company had approximately $10.2 million and $10.0 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2012, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2010.
11. EARNINGS PER SHARE
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Options for common shares where the exercise price was above the market price have been excluded from the calculation of effect of dilutive securities shown below; the amount of the anti-dilutive shares were 0.4 million and 1.3 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and 0.4 million and 1.2 million for the six months ended July 1, 2017 and July 2, 2016, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended July 1, 2017 and July 2, 2016 (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Denominator for Basic Earnings Per Share	44.7	44.7	44.8	44.7
Effect of Dilutive Securities	0.4	0.3	0.3	0.3
Denominator for Diluted Earnings Per Share	45.1	45.0	45.1	45.0

12. CONTINGENCIES
One of the Company's subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to regulation by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. The Company has recorded an estimated liability for incurred claims. Based on the current facts, the Company cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on its subsidiary's financial condition. The Company's subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that the Company's subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the three and six months ended July 1, 2017 and July 2, 2016 (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Beginning Balance	$18.2	$17.5	$20.3	$19.1
Less: Payments	(4.5)	(4.6)	(12.8)	(9.7)
Provisions	4.4	6.3	10.5	9.8
Translation Adjustments	—	—	0.1	—
Ending Balance	$18.1	$19.2	$18.1	$19.2
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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of July 1, 2017.
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
At July 1, 2017, the Company had $(2.1) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, the Company had $(7.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of July 1, 2017, the Company had the following currency forward contracts outstanding (with maturities extending through October 2019) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$324.2
Mexican Peso	229.8
Euro	59.8
Indian Rupee	40.7
Canadian Dollar	37.1
Australian Dollar	13.7
Thai Baht	6.2
British Pound	7.8

As of July 1, 2017, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2018) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

Notional Amount
Copper	$62.9
Aluminum	5.3

As of July 1, 2017, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $100.0 million (with maturity in August 2017).
Fair values of derivative instruments as of July 1, 2017 and December 31, 2016 were (in millions):

	July 1, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$1.1	$—
Currency contracts	6.9	5.1	12.8	1.1
Commodity contracts	5.1	0.2	0.2	—
Not designated as hedging instruments:
Currency contracts	3.2	—	0.4	—
Commodity contracts	0.1	—	—	—
Total Derivatives	$15.3	$5.3	$14.5	$1.1

	December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as hedging instruments:
Interest rate swap contracts	$—	$—	$3.3	$—
Currency contracts	1.3	0.4	39.7	17.6
Commodity contracts	4.7	—	—	—
Not designated as hedging instruments:
Currency contracts	1.5	—	6.0	—
Commodity contracts	2.6	—	—	—
Total Derivatives	$10.1	$0.4	$49.0	$17.6

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	July 1, 2017				July 2, 2016
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$2.2	$13.9	$—	$16.1	$0.7	$(18.2)	$(0.3)	$(17.8)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.3	—	0.3	—	—	—	—
Gain (Loss) recognized in Cost of Sales	3.8	(7.5)	—	(3.7)	(4.3)	(6.7)	—	(11.0)
Loss recognized in Interest Expense	—	—	(1.1)	(1.1)	—	—	(1.3)	(1.3)

	Six Months Ended
	July 1, 2017				July 2, 2016
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) recognized in Other Comprehensive Income (Loss)	$4.5	$42.9	$—	$47.4	$2.1	$(15.6)	$(0.7)	$(14.2)
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.4	—	0.4	—	—	—	—
Gain (Loss) recognized in Cost of Sales	4.7	(19.1)	—	(14.4)	(9.7)	(13.2)	—	(22.9)
Loss recognized in Interest Expense	—	—	(2.2)	(2.2)	—	—	(2.5)	(2.5)

The ineffective portion of hedging instruments recognized during the three and six months ended July 1, 2017 and July 2, 2016, respectively, was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	July 1, 2017		July 2, 2016
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$(1.4)	$—	$0.1	$—
Gain (Loss) recognized in Operating Expenses	—	3.3	—	(1.6)

	Six Months Ended
	July 1, 2017		July 2, 2016
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.2	$—	$0.2	$—
Gain (Loss) recognized in Operating Expenses	—	7.7	—	(0.7)

The net AOCI hedging component balance of $(1.7) million loss at July 1, 2017 includes $0.4 million of net current deferred gains expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended July 1, 2017 and December 31, 2016.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	July 1, 2017
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$10.1	$(5.6)	$4.5
Derivative Commodity Contracts	5.2	(0.2)	5.0
Other Noncurrent Assets:
Derivative Currency Contracts	5.1	(0.9)	4.2
Derivative Commodity Contracts	0.2	—	0.2
Current Hedging Obligations:
Derivative Currency Contracts	13.2	(5.6)	7.6
Derivative Commodity Contracts	0.2	(0.2)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	(0.9)	0.2

	December 31, 2016
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.8	$(1.7)	$1.1
Derivative Commodity Contracts	7.3	—	7.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.4	(0.2)	0.2
Current Hedging Obligations:
Derivative Currency Contracts	45.7	(1.7)	44.0
Noncurrent Hedging Obligations:
Derivative Currency Contracts	17.6	(0.2)	17.4

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of July 1, 2017 and December 31, 2016, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at July 1, 2017 and December 31, 2016.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 1, 2017 and December 31, 2016 (in millions):

	July 1, 2017	December 31, 2016	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$10.1	$2.8	Level 2
Derivative Commodity Contracts	5.2	7.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.5	5.4	Level 1
Derivative Currency Contracts	5.1	0.4	Level 2
Derivative Commodity Contracts	0.2	—	Level 2
Liabilities:
Current Hedging Obligations:
Interest Rate Swap	1.1	3.3	Level 2
Derivative Currency Contracts	13.2	45.7	Level 2
Derivative Commodity Contracts	0.2	—	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	17.6	Level 2

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
During the six months ended July 1, 2017, there were no transfers between classification Levels 1, 2 or 3.

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

The following is a reconciliation of provisions and payments for the restructuring projects for the three and six months ended July 1, 2017 and July 2, 2016 (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Beginning Balance	$1.0	$1.0	$0.6	$1.3
Provision	7.7	1.7	10.9	3.1
Less: Payments	7.4	1.3	10.2	3.0
Ending Balance	$1.3	$1.4	$1.3	$1.4

The following is a reconciliation of restructuring and restructuring-related costs for the restructuring projects for the three and six months ended July 1, 2017 and July 2, 2016, respectively (in millions):

	Three Months Ended
	July 1, 2017			July 2, 2016
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.2	$0.7	$1.9	$0.2	$0.1	$0.3
Facility Related Costs	1.6	0.1	1.7	0.4	0.4	0.8
Other Expenses	3.9	—	3.9	0.6	—	0.6
Total Restructuring Costs	$6.7	$0.8	$7.5	$1.2	$0.5	$1.7
Restructuring Related Costs:
Other Employment Benefit Expenses	$0.2	$—	$0.2	$—	$—	$—
Total Restructuring Related Costs	$0.2	$—	$0.2	$—	$—	$—
Total Restructuring and Restructuring Related Costs	$6.9	$0.8	$7.7	$1.2	$0.5	$1.7

	Six Months Ended
	July 1, 2017			July 2, 2016
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.4	$1.3	$3.7	$0.4	$0.1	$0.5
Facility Related Costs	2.3	0.3	2.6	0.5	0.4	0.9
Other Expenses	3.9	—	3.9	0.6	—	0.6
Total Restructuring Costs	$8.6	$1.6	$10.2	$1.5	$0.5	$2.0
Restructuring Related Costs:
Other Employment Benefit Expenses	$0.7	$—	$0.7	$0.5	$0.6	$1.1
Total Restructuring Related Costs	$0.7	$—	$0.7	$0.5	$0.6	$1.1
Total Restructuring and Restructuring Related Costs	$9.3	$1.6	$10.9	$2.0	$1.1	$3.1

The following table shows the allocation of Restructuring Costs by segment for the three and six months ended July 1, 2017 and July 2, 2016. (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Three Months Ended July 1, 2017	$7.7	$6.9	$0.6	$0.2
Restructuring Costs - Three Months Ended July 2, 2016	$1.7	$0.7	$0.5	$0.5

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Six Months Ended July 1, 2017	$10.9	$8.6	$1.7	$0.6
Restructuring Costs - Six Months Ended July 2, 2016	$3.1	$0.8	$1.8	$0.5

The Company's current restructuring activities are expected to continue into 2018. The Company expects to record aggregate future charges of approximately $8.7 million which includes $1.8 million of employee termination expenses and $6.9 million of facility related and other costs.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events from July 1, 2017 through the date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure.

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

Outlook
Our order trends remain positive, and we continue to expect low single digit organic sales growth for the full year.

Results of Operations
Three Months Ended July 1, 2017 Compared to July 2, 2016
Net sales increased $30.6 million or 3.6% for the second quarter 2017 compared to the second quarter 2016. The increase consisted of an organic sales increase of 4.8%, a negative foreign currency translation impact of 0.7% and a negative impact from the sale of the Mastergear Worldwide (“Mastergear”) business of 0.5%. Gross profit of $223.0 million for the second quarter 2017 was relatively unchanged as compared to the second quarter 2016. Gross profit as a percentage of sales for the second quarter 2017 decreased 90 basis points as compared to the second quarter 2016 primarily driven by restructuring charges, commodity inflation and challenges of increasing our production after recent plant consolidations which were partially offset by the sales volume increase. Operating expenses for the second quarter 2017 increased $8.5 million or 6.5% as compared to the same period in the prior year. The prior year included a gain on the sale of Mastergear totaling $11.6 million.
Commercial and Industrial Systems Segment net sales for the second quarter 2017 were $407.4 million, an increase of $12.7 million or 3.2% as compared to the second quarter 2016. The increase consisted of an organic sales increase of 4.3%, driven by growth in Asia and improved oil and gas end markets and a negative foreign currency translation impact of 1.1%. Gross profit decreased $4.3 million as compared to the prior year. The decrease was mainly driven by an increase in restructuring costs due to the exit of a noncore business, commodity inflation and challenges of increasing our production after recent plant consolidations that was partially offset by the increase in sales volume. Operating expenses for the second quarter 2017 were flat at $71.3 million as compared to the same period in the prior year. Operating expenses as a percentage of net sales decreased 50 basis points as compared to second quarter 2016 due to leveraging of costs on the increased sales base and lower depreciation and amortization expenses which was partially offset by the increase in restructuring charges.
Climate Solutions Segment net sales were $270.5 million, an increase of 6.3% compared to second quarter 2016 net sales of $254.5 million. The increase consisted of an organic sales increase of 6.5%, driven by growth in North American residential HVAC and partially offset by weakness in commercial refrigeration. Foreign currency had a negative 0.2% impact on the net sales for the second quarter 2017. Gross profit increased $3.6 million or 5.6% compared to the prior year primarily due to the increase in sales volume. Operating expenses for the second quarter 2017 were $28.1 million which was an 80 basis points decrease as a percentage of net sales as compared to the prior year primarily due to leveraging of costs on the increased sales volume.
Power Transmission Solutions segment net sales for the first quarter 2017 were $191.3 million or a 1.0% increase compared to second quarter 2016 net sales of $189.4 million. The increase consisted of an organic sales growth increase of 3.5%, a negative impact from the Mastergear divestiture of 2.0% and a negative foreign currency translation impact of 0.5%. The increase in organic sales was primarily driven by improved oil and gas and renewable energy end market demand. Gross profit for the first quarter 2017 increased $0.8 million or 1.3% primarily due to the increase in sales volume. Operating expenses for the second quarter 2017 increased $8.8 million as compared to the second quarter 2016. Operating expenses in the prior year were reduced by the gain on the sale of the Mastergear business of $11.6 million.
Six Months Ended July 1, 2017 Compared to July 2, 2016
Net sales increased $25.9 million or 1.6% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. The increase consisted of an organic sales growth increase of 2.8%, a negative impact from sales of the divested Mastergear business of 0.5% and a negative foreign currency translation impact of 0.6%. Gross profit for the six months ended July 1, 2017 decreased $1.7 million or 0.4% compared to the six months ended July 2, 2016 primarily due to increased restructuring charges and partially offset by the increase in sales volume. Operating expenses for the six months ended July 1, 2017 increased $1.2 million or 0.4% compared to the same period in the prior year due the $11.6 million gain on the sale of the Mastergear business recorded in the prior year which is partially offset by the leveraging of costs on the increased sales volume and lower depreciation and amortization expenses.
Commercial and Industrial Systems segment net sales increased $16.3 million or 2.1% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. The increase consisted of an organic sales increase of 3.0% and a negative foreign currency translation impact of 0.9%. Organic sales increase was primarily driven by growth in Asia and improved oil and gas end markets. Gross profit for six months ended 2017 decreased $2.3 million or 1.2% primarily due to the impact of increased restructuring charges resulting from the exit of a non-core business that was offset by increased sales volume. Operating expenses for the six months ended July 1, 2017 decreased $1.9 million or 1.3% compared to the six months ended July 2, 2016 due to leveraging of costs on the increased sales base and lower depreciation and amortization expenses.
Climate Solutions segment net sales increased $23.9 million or 4.8% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. The increase consisted of an organic sales increase of 5.1% and a negative foreign currency translation impact of 0.3%. The organic sales increase was primarily driven by growth in North American residential HVAC partially offset by weakness in commercial refrigeration. Gross profit increased $8.1 million or 6.7% primarily due to higher volumes. Operating expenses for the six months ended July 1, 2017 decreased $2.6 million or 4.3% as compared to the six months ended July 2, 2016.
Power Transmission Solutions segment net sales decreased $14.3 million or 3.7% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. The decrease consisted of a negative impact from sales of the divested Mastergear business of 2.3%, an organic sales decline of 0.8% and a negative foreign currency translation impact of 0.5%. Improved oil and gas and renewable energy end market demand sales partially offset the organic sales decline. Gross profit for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 decreased $7.5 million or 5.8% primarily due to the lower sales volume. Operating expenses for the six months ended July 1, 2017 increased $5.7 million or 7.5% as compared to the six months ended July 2, 2016 as the prior year included the $11.6 million gain on the sale of the Mastergear business.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$407.4	$394.7	$788.6	$772.3
Climate Solutions	270.5	254.5	518.2	494.3
Power Transmission Solutions	191.3	189.4	375.9	390.2
Consolidated	$869.2	$838.6	$1,682.7	$1,656.8

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	22.6%	24.4%	23.8%	24.6%
Climate Solutions	25.3%	25.4%	24.9%	24.5%
Power Transmission Solutions	32.8%	32.7%	32.5%	33.2%
Consolidated	25.7%	26.6%	26.1%	26.6%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	17.5%	18.0%	17.9%	18.5%
Climate Solutions	10.4%	11.2%	11.1%	12.2%
Power Transmission Solutions	21.2%	16.8%	21.8%	19.6%
Consolidated	16.1%	15.7%	16.7%	16.9%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	5.1%	6.4%	5.9%	6.1%
Climate Solutions	14.9%	14.2%	13.8%	12.3%
Power Transmission Solutions	11.6%	16.0%	10.6%	13.6%
Consolidated	9.5%	10.9%	9.4%	9.7%

Income from Operations	$83.0	$91.4	$157.8	$160.7
Interest Expense	14.7	14.8	29.1	29.8
Interest Income	1.0	1.2	2.0	2.3
Income before Taxes	69.3	77.8	130.7	133.2
Provision for Income Taxes	15.0	19.4	28.8	32.1
Net Income	54.3	58.4	101.9	101.1
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.8	2.6	2.9
Net Income Attributable to Regal Beloit Corporation	$53.0	$56.6	$99.3	$98.2

The effective tax rate for the three months ended July 1, 2017 was 21.6% versus 24.9% for the three months ended July 2, 2016. The effective tax rate for the six months ended July 1, 2017 was 22.0% versus 24.1% for the six months ended July 2, 2016. The change in the effective tax rate for the three months and six months ended July 1, 2017 was primarily driven by the mix of earnings and the 2016 gain derived from the sale of the Mastergear business. The lower effective rate as compared to the 35.0% statutory Federal income tax rate is driven by lower foreign tax rates.

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

Cash flow provided by operating activities was $148.9 million for the six months ended July 1, 2017, a $27.2 million decrease from the six months ended July 2, 2016. The decrease was primarily the result of the higher investment in net working capital for the six months ended July 1, 2017 as compared to the six months ended July 2, 2016.

Cash flow used in investing activities was $31.9 million for the six months ended July 1, 2017 versus $2.1 million for the six months ended July 2, 2016. The change was driven by the $25.0 million received for the sale of our Mastergear business in the six months ended July 2, 2016.

Cash flow used in financing activities was $164.5 million for the six months ended July 1, 2017, compared to $151.7 million provided by financing activities for the six months ended July 2, 2016. Net repayments of $113.8 million were made during the six months ended July 1, 2017, compared to net repayments of $109.9 million made during the six months ended July 2, 2016. We paid $21.4 million in dividends to shareholders in the six months ended July 1, 2017, compared to $20.5 million for the six months ended July 2, 2016. Cash used for share repurchases was $21.0 million for the six months ended July 1, 2017. Cash used to purchase additional interest in joint ventures was $19.6 million for the six months ended July 2, 2016.

Our working capital was $910.3 million at July 1, 2017, compared to $830.4 million at December 31, 2016. At July 1, 2017 and December 31, 2016, our current ratio (which is the ratio of our current assets to current liabilities) was 2.2:1. Our working capital increased primarily due to an increase in Trade Receivables of $82.3 million at July 1, 2017 as compared to December 31, 2016. We will pay our $100.0 million 2007 Note due in August using existing cash as well as cash generated from operations.

The following table presents selected financial information and statistics as of July 1, 2017 and January 2, 2016 (in millions):

	July 1,	December 31,
	2017	2016
Cash and Cash Equivalents	$243.7	$284.5
Trade Receivables, Net	544.5	462.2
Inventories	698.2	660.8
Working Capital	910.3	830.4
Current Ratio	2.2:1	2.2:1

At July 1, 2017, our cash and cash equivalents totaled $243.7 million. At July 1, 2017, $239.9 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on us should we be required to pay and record US income taxes and foreign withholding taxes on such funds. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts to the extent that we do not incur unfavorable net tax consequences. During the six months ended July 1, 2017, we have repatriated $101.4 million of foreign cash.

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.5% and 2.4% for the three and six months ended July 1, 2017, respectively and 1.9% for the three and six months ended July 2, 2016. The Credit Agreement requires we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At July 1, 2017, we had borrowings under the Multicurrency Revolving Facility in the amount of $15.9 million, $32.3 million of standby letters of credit issued under the facility, and $451.8 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $114.8 and $109.2 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 2.5% and 2.4% for the three and six months ended July 1, 2017, respectively. The average daily balance in borrowings under the Multicurrency Revolving Facility was $29.8 million and $52.7 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% for the three and six months ended July 2, 2016. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At July 1, 2017, we had $600.0 million of senior notes (the “Notes”) outstanding. The Notes consist of (i) $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates and (ii) $100.0 million in senior notes (the “2007 Notes”) issued in 2007 with a floating interest rate based on a margin over the London Inter-Bank Offered Rate (“LIBOR”).
Details on the Notes at July 1, 2017 were (in millions):

	Principal	Interest Rate	Maturity
Floating Rate Series 2007A	$100.0	Floating (1)	August 23, 2017
Fixed Rate Series 2011A	100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$600.0

(1) Interest rates vary as LIBOR varies. At July 1, 2017, the interest rate was 1.9%. At December 31, 2016, the interest rate was 1.6%
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Consolidated Financial Statements).
Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of July 1, 2017.

Other Notes Payable

At July 1, 2017, other notes payable of approximately $5.3 million were outstanding with a weighted average interest rate of 5.1%. At December 31, 2016, other notes payable of approximately $5.1 million were outstanding with a weighted average rate of 5.6%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,325.3 million and $1,433.4 million as of July 1, 2017 and December 31, 2016, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At July 1, 2017, excluding the impact of interest rate swaps, we had $505.3 million of fixed rate debt and $794.9 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have LIBOR-based floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at July 1, 2017 would result in a $1.2 million change in after-tax annualized earnings. We have entered into a pay fixed/receive LIBOR-based floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap has been designated as a cash flow hedge against forecasted LIBOR-based interest payments.
Details regarding this instrument, as of July 1, 2017, are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (Loss)
Swap	$100.0	August 23, 2017	5.4%	LIBOR (3 month)	$(1.1)

As of July 1, 2017, an interest rate swap liability of $(1.1) million was included in Current Hedging Obligations. As of December 31, 2016, an interest rate swap liability of $(3.3) million was included in Current Hedging Obligations. The unrealized loss on the effective portion of the contract, net of tax, of $(0.7) million and $(2.1) million as of July 1, 2017 and December 31, 2016, respectively, was recorded in AOCI.

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
Derivatives
As of July 1, 2017, derivative currency assets (liabilities) of $10.1 million, $5.1 million, $(13.2) million and $(1.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 31, 2016, derivative currency assets (liabilities) of $2.8 million, $0.4 million, $(45.7) million and $(17.6) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized losses on the contracts of $(1.2) million net of tax, and $(34.4) million net of tax, as of July 1, 2017 and December 31, 2016 respectively, were recorded in AOCI. At July 1, 2017, we had $(3.1) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, we had $(8.0) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on July 1, 2017 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$324.2	$3.1	$32.4	$(32.4)
Mexican Peso	229.8	(5.6)	23.0	(23.0)
Euro	59.8	0.5	6.0	(6.0)
Indian Rupee	40.7	3.0	4.1	(4.1)
Canadian Dollar	37.1	0.1	3.7	(3.7)
Australian Dollar	13.7	(0.3)	1.4	(1.4)
Thai Baht	6.2	—	0.6	(0.6)
British Pound	7.8	0.1	0.8	(0.8)

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
Derivatives
Derivative commodity assets (liabilities) of $5.2 million, $0.2 million, and $(0.2) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Current Hedging Obligations, respectively, at July 1, 2017. Derivative commodity assets of $7.3 million are recorded in Prepaid Expenses at December 31, 2016. The unrealized gains on the effective portion of the contracts of $2.3 million net of tax and $2.9 million net of tax, as of July 1, 2017 and December 31 2016, respectively, were recorded in AOCI. At July 1, 2017, we had $1.0 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, there was $0.5 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on July 1, 2017 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$62.9	$4.9	$6.3	$(6.3)
Aluminum	5.3	0.3	0.5	(0.5)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI balance of $(1.7) million loss at July 1, 2017 includes $0.4 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended July 1, 2017.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 2 to May 6	763	$79.56	—	2,320,000
May 7 to June 3	239,522	78.83	213,140	2,106,860
June 4 to July 1	64,156	78.68	63,664	2,043,196
	304,441		276,804

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended July 1 2017, we acquired 27,637 shares in connection with transactions pursuant to equity incentive plans.
In November, 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended July 1 2017, we acquired 276,804 shares pursuant to this authorization. We have entered into a Rule10b5-1 trading plan for the purpose of repurchasing shares under this authorization, and certain of our purchases under the authorization during the quarter were made pursuant to the Rule10b5-1 trading plan.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 8, 2017

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.