Form 10-K
period 2017-12-30
REGAL BELOIT CORP
filed 2018-02-27
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2017 was approximately $3.6 billion.
On February 23, 2018, the registrant had outstanding 44,318,825 shares of common stock, $.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2018 is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 30, 2017

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

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	risks associated with foreign manufacturing;

•	issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;

•	prolonged declines in oil and gas up stream capital spending;

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

•	unanticipated liabilities of acquired businesses;

•	unanticipated costs or expenses we may incur related to product warranty issues;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;

•	effects on earnings of any significant impairment of goodwill or intangible assets;

•	losses from failures, breaches, attacks or disclosures involving our information technology infrastructure and data;

•	cyclical downturns affecting the global market for capital goods; and

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
References in an Item of this Annual Report on Form 10-K to information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2018 (the "2018 Proxy Statement”), or to information contained in specific sections of the 2018 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 30, 2017 as “fiscal 2017", December 31, 2016 as “fiscal 2016", and the fiscal year ended January 2, 2016 as “fiscal 2015".
ITEM 1 - BUSINESS
Our Company
Regal Beloit Corporation is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. Our company is comprised of three operating segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions. Financial information on our operating segments for fiscal 2017, fiscal 2016, and fiscal 2015 is contained in Note 6 of Notes to the Consolidated Financial Statements.
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

•
Solid state and electro-mechanical starters, contactors, relays, variable frequency drives, and total integrated solutions of these components. The market for these control solutions is driven primarily by applications requiring effective compression, pumping, air moving and conveying systems. Our products are sold primarily to OEM customers and systems integrators, and used in C&I markets such as oil and gas, mining, metals, chemical, water waste, machinery, marine, buildings, cement and glass, and pulp and paper.

•	Precision stator and rotor kits from 5 to 2,900 horsepower for air conditioning, heat pump and refrigeration compressor applications, which are sold primarily directly to OEM customers.

•
Hazardous duty motors, including low and medium voltage explosion proof motors as well as ATEX and IEC-Ex certified explosion proof motors. These motors are sold primarily into general industrial applications in potentially hazardous conditions such as oil and gas, paint booths, tunnels, and mining.

•
Electric generators from 5 kilowatts through 4 megawatts, automatic transfer switches, power generation and distribution switch gear, components and system controls. These products and systems are used in applications including health care, cloud and enterprise data centers, oil and gas, marine, agriculture, transportation, government, construction and other applications. The demand for electric power generation systems is driven by the need for electrical power on demand in cases where utility/grid power is lost or stressed or in prime power applications where utility power is unavailable.

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

•
Fractional motors and blowers used across a wide range of other applications including white goods, water heating equipment, and small pumps and compressors and other small appliances. Demand for these products is driven primarily by consumer and light commercial market segments.

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

•
High quality conveyor products including chains, belts, sprockets, components and guide rails and wear strips. Conveying components assist in these areas: efficiency, noise reduction, wash-down maintenance, lubrication reduction and energy conservation. Our products are highly engineered from industry expert input.

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

Divestitures
In 2016, we completed two divestitures.

•
On June 1, 2016, the Company sold its Mastergear Worldwide ("Mastergear") business to Rotork PLC for a purchase price of $25.7 million. Mastergear was included in the Company's Power Transmission Solutions segment. Gains related to the sale of $0.1 million and $11.6 million were recorded as a reduction to Operating Expenses in the Consolidated Statements of Income during fiscal 2017 and 2016, respectively.

•
On July 7, 2016, the Company sold the assets of its Venezuelan subsidiary, which had been included in the Company's Commercial and Industrial Systems segment, to a private company for $3.0 million. Of this amount, $1.0 million was received on the transaction closing date and $2.0 million will be paid in 24 monthly installments. The Company may receive additional amounts in the future related to certain accounts receivable of this business. The gains will be recognized as the cash is received. The Company wrote down its investment and ceased operations of this subsidiary in 2015.

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
We operate large distribution facilities in Plainfield, Indiana; McAllen, Texas; LaVergne, Tennessee; Florence, Kentucky; and Monterrey, Mexico which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers and our limited fleet of trucks and trailers. We also operate numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives' warehouses located in specific geographic areas to serve local customers.
We derive a significant portion of revenue from our OEM customers. In our HVAC business, our reliance on sales to key OEM customers makes our relationship with each of these customers important to our business, and we expect this customer concentration will continue for the foreseeable future in this portion of our business. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2017, fiscal 2016 or fiscal 2015.
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

Our major competitors in the Commercial and Industrial Systems segment include Wolong Electric Group Ltd., Kirloskar Brothers Limited, Crompton Greaves Limited, Lafert, ABB Ltd., Johnson Electric Holdings Limited, Siemens AG, Toshiba Corporation, Cummins, Inc., Leroy-Somer (a division of Nidec Corporation), TECHTOP Electric Motors, Weg S.A., Hyundai, Ziehl-Abegg, and Teco-Westinghouse Motor Company.

Climate Solutions Segment

Our major competitors in the Climate Solutions segment include US Motors (a division of Nidec Corporation), Broad-Ocean Motor Co., ebm-papst Mulfingen GmbH & Co.KG, Welling Holding Ltd., McMillan Motors, Panasonic Corporation, and Bluffton Motor Works.

Power Transmission Solutions Segment

The power transmission products market is fragmented. Many competitors in the market offer limited product lines or serve specific applications, industries or geographic markets. Other larger competitors offer broader product lines that serve multiple end uses in multiple geographies. Competition in the Power Transmission Solutions segment is based on several factors including quality, lead times, custom engineering capability, pricing, reliability, and customer and engineering support. Our major competitors in the Power Transmission Solutions segment include Altra Industrial Motion, Inc., Dodge (a subsidiary of ABB Ltd.), Rexnord Corporation, and Timken Company.

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
We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 46 Non-Provisional United States patents, 14 Provisional United States patents and an additional 77 Non-Provisional foreign patents in fiscal 2017.
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

For fiscal 2017, 2016 and 2015, research and development expenses, which are solely focused on products or processes that are entirely innovative to our Company or to our industry, were $29.9 million, $29.5 million and $30.1 million, respectively. For the same periods, total research and development and other engineering expenses, which include product and process improvements, were $80.2 million, $77.3 million and $78.7 million, respectively.

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

Facilities
We have manufacturing, sales and service facilities in the United States, Mexico, China, Europe, India, Thailand, and Australia, as well as a number of other locations throughout the world. Our Commercial and Industrial Systems segment currently includes 99 manufacturing, service, office and distribution facilities of which 39 are principal manufacturing facilities and 15 are principal warehouse facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 7.9 million square feet of space, of which approximately 33% are leased. Our Climate Solutions segment includes 37 manufacturing, service, office and distribution facilities, of which 17 are principal manufacturing facilities and 5 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 51% are leased. Our Power Transmission Solutions segment currently includes 30 manufacturing, service, office and distribution facilities of which 17 are principal manufacturing facilities and 3 are principal warehouse facilities. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 3.2 million square feet of space, of which approximately 13% are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog
Our business units have historically shipped the majority of their products in the month the order is received. As of December 30, 2017, our backlog was $447.2 million, as compared to $355.8 million on December 31, 2016. We believe that virtually all of our backlog will be shipped in 2018.

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

Employees
At the end of fiscal 2017, we employed approximately 23,600 employees worldwide. Of those employees, approximately 10,500 were located in Mexico; approximately 5,400 in the United States; approximately 3,800 in China; approximately 1,300 in India; and approximately 2,600 in the rest of the world. We consider our employee relations to be very good.

Executive Officers
The names, ages, and positions of our executive officers as of February 27, 2018 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements of understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Mark J. Gliebe	57	Chairman and Chief Executive Officer
Elected Chairman of the Board on December 31, 2011. Elected President and Chief Executive Officer in May 2011. Previously elected President and Chief Operating Officer in December 2005. Joined the Company in January 2005 as Vice President and President - Electric Motors Group, following the acquisition of the HVAC motors and capacitors businesses from General Electric. Previously employed by GE as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit from June 2000 to December 2004.

Jonathan J. Schlemmer	52	Chief Operating Officer
Elected Chief Operating Officer in May 2011. Prior thereto served as the Company's Senior Vice President - Asia Pacific from January 2010 to May 2011. Prior thereto, served as the Company's Vice President - Technology from 2005 to January 2010. Before joining the Company, Mr. Schlemmer worked for General Electric in its electric motors business in a variety of roles including quality, Six Sigma and engineering.

Charles A. Hinrichs	64	Vice President and Chief Financial Officer
Joined the Company and was elected Vice President and Chief Financial Officer in September 2010. Prior to joining the Company, Mr. Hinrichs was Senior Vice President and Chief Financial Officer at Smurfit-Stone Container Corporation, where he worked from 1995 to 2009.

Thomas E. Valentyn	58	Vice President, General Counsel and Secretary
Joined the Company in December 2013 as Associate General Counsel and was elected Vice President, General Counsel and Secretary in May 2016. Prior to joining the Company, Mr. Valentyn was General Counsel with Twin Disc, Inc. from 2007 to 2013. From 2000 to 2007 he served as Vice President and General Counsel with Norlight Telecommunications; prior thereto he served as in-house counsel with Johnson Controls, Inc. from 1991-2000.

Terry R. Colvin	62	Vice President, Corporate Human Resources
Joined the Company in September 2006 and was elected Vice President, Corporate Human Resources in January 2007. Prior to joining the Company, Mr. Colvin was an employee of Sigma-Aldrich Corporation for over seventeen years. He served in several human resources positions for Sigma-Aldrich, most recently as Vice President of Human Resources from 1995 to 2003.

John M. Avampato	57	Vice President and Chief Information Officer
Joined the Company in 2006 as Vice President Information Technology. Appointed Vice President and Chief Information Officer in January 2008. In April 2010, Mr. Avampato was elected as an officer of the Company. Prior to joining the Company, Mr. Avampato was employed with Newell Rubbermaid from 1984 to 2006 where he was Vice President, Chief Information Officer from 1999 to 2006.

As previously reported, Mr. Hinrichs will retire as Vice President and Chief Financial Officer on March 31, 2018, and Mr. Robert J. Rehard, currently Vice President Financial Planning & Analysis, will be promoted to the role of Vice President and Chief Financial Officer effective April 1, 2018.

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

At the beginning of fiscal 2015, we significantly increased our overall debt levels in connection with financing the acquisition of PTS. As of December 30, 2017, we had $1.1 billion in aggregate debt outstanding under our various financing arrangements, $139.6 million in cash and cash equivalents and $475.0 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our increased indebtedness may have important consequences. For example, it could:

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

We have continued to see a trend with certain customers who are attempting to reduce the number of vendors from which they purchase product in order to reduce their costs and diversify their risk. As a result, we may lose market share to our competitors in some of the markets in which we compete.

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

In each of our Climate Solutions and Commercial and Industrial Systems segments, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.

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
Approximately 18,200 of our approximate 23,600 total employees and 63 of our principal manufacturing and warehouse facilities are located outside the United States. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We may encounter difficulties in integrating the operations of acquired businesses which may have a material adverse impact on our future growth and operating performance.

Over the past several years, as part of our strategic growth plans, we have acquired multiple businesses. Some of those acquisitions have been significant to our overall growth, such as the acquisition of PTS in fiscal 2015. The full realization of the expected benefits and synergies of PTS and other acquisitions requires integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of acquired businesses, we may not be able to realize the expected benefits and synergies of the acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including:

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

Businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us.
We have assumed liabilities of acquired businesses and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

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

Our operations are highly dependent on information technology infrastructure, and failures, attacks or breaches could significantly affect our business.

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

IT security threats via computer malware and other “cyber attacks,” which are increasing in both frequency and sophistication, could also result in unauthorized disclosures of information and create financial liability, subject us to legal or regulatory sanctions, or damage our reputation. While we continuously seek to maintain robust information security mechanisms and controls, the impact of a material IT event could have a material adverse effect on our competitive position, results of operations, financial condition and cash flow.

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that will redesign and deploy a common information system over a period of several years. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As we implement the ERP system, some elements may not perform as expected. This could have an adverse effect on our business.

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

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. Failure to comply with any environmental regulations, including more stringent environmental laws that may be imposed in the future, could subject us to future liabilities, fines or penalties or the suspension of production. In addition, if environmental and human health and safety laws and regulations are repealed, made less burdensome or implemented at a later date, demand for our products designed to comply with such regulations may be unfavorably impacted.

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
We are subject to US federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, could have a negative impact on our ability to compete in the global marketplace, and could have a significant adverse effect on our results or operations, financial conditions and liquidity.

We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current and/or acquired businesses could adversely affect our operating results and financial position.
A significant amount of our revenue is generated from customers located outside of the United States, and an increasingly greater portion of our assets and employees are located outside of the United States which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

The effect of recent US Tax Reform legislation is subject to continued regulatory and interpretive guidance, which could impact our financial results.
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act contains significant changes to corporate taxation including, among other things, reduction of the US corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense (except for certain small businesses), limitation of the deduction for future net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of foreign earnings at reduced rates regardless of whether they are repatriated, elimination of US tax on foreign earnings (subject to certain exceptions), immediate deductions for certain new investments instead of deductions over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Financial results for fiscal 2017 reflect provisional estimates based on our initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the US Treasury, and the potential for additional guidance from the SEC or the Financial Accounting Standards Board, these provisional estimates may be adjusted during fiscal 2018.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal executive offices are located in Beloit, Wisconsin in an owned office building with approximately 50,000 square feet. We have manufacturing, sales and service facilities throughout the United States and in Mexico, China, Europe, India, Thailand, and Australia.
Our Commercial and Industrial Systems segment currently includes 99 facilities, of which 39 are principal manufacturing facilities and 15 are principal warehouse facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 7.9 million square feet of space, of which approximately 33% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial and Industrial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	12	2.3	1.4	0.9
Mexico	11	1.3	0.7	0.6
China	8	1.8	1.7	0.1
India	3	0.6	0.5	0.1
Europe	2	0.2	0.2	—
Other	18	0.8	0.3	0.5
Total	54	7.0	4.8	2.2

Our Climate Solutions segment currently includes 37 facilities, of which 17 are principal manufacturing facilities and 5 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 51% are leased.
The following represents our principal manufacturing and warehouse facilities in the Climate Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	10	1.1	0.7	0.4
Mexico	8	1.0	0.5	0.5
China	1	0.2	—	0.2
India	1	0.2	0.2	—
Europe	1	0.2	—	0.2
Other	1	0.1	—	0.1
Total	22	2.8	1.4	1.4

Our Power Transmission Solutions segment currently includes 30 facilities, of which 17 are principal manufacturing facilities and 3 are principal warehouse facilities. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 3.2 million square feet of space, of which approximately 13% are leased.
The following represents our principal manufacturing and warehouse facilities in the Power Transmission Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	11	1.7	1.5	0.2
Mexico	2	0.3	0.3	—
China	1	0.1	—	0.1
Europe	6	0.4	0.4	—
Total	20	2.5	2.2	0.3

ITEM 3 - LEGAL PROCEEDINGS
One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to product safety requirements and other potential regulation of their performance by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. We have recorded an estimated liability for incurred claims. Based on the current facts, we cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on its subsidiary's financial condition. Our subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that our subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.
We are from time to time, party to litigation and other legal or regulatory proceedings that arise in the normal course of our business operations and the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Our management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. We accrue for exposures in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit individually or collectively will have a material effect on our financial position, results of operations or cash flows.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The following table sets forth the range of high and low closing sales prices for our common stock for the period from January 4, 2016 through December 29, 2017.

	2017 Price Range			2016 Price Range
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$75.51	$68.77	$0.24	$63.39	$49.38	$0.23
2nd	82.56	73.57	0.26	67.91	51.81	0.24
3rd	86.47	72.56	0.26	64.18	54.51	0.24
4th	81.40	73.80	0.26	75.10	56.90	0.24
We have paid 230 consecutive quarterly dividends through January 2018. The number of registered holders of common stock as of January 26, 2018 was 375.
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 30, 2017.

			Maximum
	Total		Number of
	Number of	Average	Shares that May be
	Shares	Price Paid	Purchased Under the
2017 Fiscal Month	Purchased	per Share	Plans or Programs
October 1 to November 4	—	$—	1,743,196

November 5 to December 2	—	—	1,743,196

December 3 to December 30	—	—	1,743,196
Total	—
There were no shares purchased as a part of a publicly announced plan or program during the quarter.
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended December 30, 2017, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
In November 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. We have entered into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. During the quarter ended December 30, 2017, we did not acquire any shares pursuant to this authorization. Pursuant to this authorization, there were 576,804 shares acquired in fiscal 2017 and no shares acquired in fiscal 2016. There are approximately 1.7 million shares of our common stock available for repurchase under this authorization.
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

The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period January 1, 2013 through December 31, 2017. In each case, the graph assumes the investment of $100.00 on January 1, 2013.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
Regal Beloit Corporation
S&P MidCap 400 Index
S&P 400 Electrical Components & Equipment

INDEXED RETURNS
	Years Ended
Company / Index	2013	2014	2015	2016	2017

Regal Beloit Corporation	$108.33	$112.22	$88.35	$106.21	$119.02
S&P MidCap 400 Index	135.01	148.81	145.68	175.89	204.47
S&P 400 Electrical Components & Equipment	133.06	143.95	174.10	203.59	223.06

ITEM 6 - SELECTED FINANCIAL DATA
The selected statements of income data for fiscal 2017, 2016 and 2015, and the selected balance sheet data at December 30, 2017 and December 31, 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal 2014 and 2013 are derived from audited consolidated financial statements not included herein. The selected balance sheet data at January 2, 2016, January 3, 2015, and December 28, 2013 are derived from audited consolidated financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2017	2016	2015	2014	2013
		(In Millions, Except per Share Data)
Net Sales	$3,360.3	$3,224.5	$3,509.7	$3,257.1	$3,095.7
Cost of Sales	2,476.2	2,359.3	2,576.5	2,459.8	2,312.5
Gross Profit	884.1	865.2	933.2	797.3	783.2
Operating Expenses	554.0	544.6	600.5	516.3	494.2
Goodwill Impairment	—	—	79.9	119.5	76.3
Asset Impairments and Other, Net	—	—	—	40.0	4.7
Total Operating Expenses	554.0	544.6	680.4	675.8	575.2
Income from Operations	330.1	320.6	252.8	121.5	208.0
Net Income	218.1	209.3	148.5	36.1	126.0
Net Income Attributable to Regal Beloit Corporation	213.0	203.4	143.3	31.0	120.0
Total Assets	4,388.2	4,358.5	4,591.7	3,357.2	3,611.3
Total Debt	1,141.1	1,411.5	1,721.9	632.5	765.5
Long-Term Debt	1,039.9	1,310.9	1,715.6	624.7	607.7
Regal Beloit Shareholders' Equity	2,325.5	2,038.8	1,937.3	1,934.4	2,056.2
Per Share Data:
Earnings - Basic	$4.78	$4.55	$3.21	$0.69	$2.66
Earnings - Assuming Dilution	4.74	4.52	3.18	0.69	2.64
Cash Dividends Declared	1.02	0.95	0.91	0.86	0.79
Shareholders' Equity	52.83	46.46	44.32	44.02	46.72
Weighted Average Shares Outstanding:
Basic	44.6	44.7	44.7	45.0	45.0
Assuming Dilution	44.9	45.0	45.1	45.3	45.4

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions include the acquisition of the Power Transmission Solutions business from Emerson Electric Co. (January 2015).
For fiscal 2017 and 2016, there were no impairment charges or significant acquisitions.
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
In the fourth quarter of fiscal 2013, non-cash impairment charges of $76.3 million of goodwill and $4.7 million of asset impairment and other, net, related to certain reporting units in our Commercial and Industrial Systems and Power Transmission Solutions segments, reduced Income from Operations by $81.0 million and Net Income Attributable to Regal Beloit Corporation by $74.7 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 30, 2017 as "fiscal 2017", December 31, 2016 as “fiscal 2016", and the fiscal year ended January 2, 2016 as “fiscal 2015". Fiscal 2017, fiscal 2016, and fiscal 2015 all had 52 weeks.
Overview
General
Regal Beloit Corporation (NYSE: RBC) (“we,” “us,” “our” or the “Company”), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. As of the end of fiscal 2017, the Company, including its subsidiaries, employs approximately 23,600 people in its manufacturing, sales, and service facilities and corporate offices throughout the United States, Canada, Mexico, Europe and Asia. In 2017, we reported annual net sales of $3.4 billion compared to $3.2 billion in 2016.

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

On January 30, 2015, we closed the acquisition of the Power Transmission Solutions (“PTS”) business from Emerson Electric Co. The purchase price for PTS was $1.4 billion in cash and the assumption of $43.0 million of liabilities. PTS had over 3,200 employees around the world, and effective on the closing date became part of the Power Transmission Solutions segment.

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

Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; and (v) shipping. The majority of our cost of sales consists of raw materials and components. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate this through fixed-price agreements with suppliers and our hedging strategies. We are currently reducing the number of our suppliers we use in order to leverage the better prices and terms that can be obtained with higher volume orders. A large amount of our suppliers are in North America. As we expand production and our geographic footprint, we expect it may be advantageous to increase our use of foreign suppliers. When we experience commodity price increases, we have tended to announce price increases to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term arrangements, we tend to include material price formulas that specify quarterly or semi-annual price adjustments based on a variety of factors, including commodity prices.

Outside of general economic cyclicality, our different business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each division. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial and Industrial Systems segment and our Power Transmission Solutions segment have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Goodwill & Other Asset Impairments. We did not record any goodwill or other asset impairments in fiscal 2017 or fiscal 2016; however, we recorded non-cash charges in Operating Expenses related to goodwill impairments in fiscal 2015 (“2015 Impairment”) as detailed below (in millions). See also Note 3 of Notes to the Consolidated Financial Statements.

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

Outlook
In 2018, we are forecasting another year of low to mid-single digit organic sales growth, and we expect to improve our operating margin. We expect the benefits from our price actions and simplification projects will more than offset the commodity inflation headwind. In 2018, we expect diluted earnings per share to be $5.19 to $5.59. Our 2018 diluted earnings per share guidance is based on an effective tax rate of 21%, which includes the impact of the Act.

Results of Operations

The following table sets forth selected information for the years indicated:

	2017	2016	2015
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$1,604.3	$1,530.9	$1,694.9
Climate Solutions	990.6	960.0	1,041.2
Power Transmission Solutions	765.4	733.6	773.6
Consolidated	$3,360.3	$3,224.5	$3,509.7

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	23.5%	24.8%	26.0%
Climate Solutions	25.8%	25.5%	25.2%
Power Transmission Solutions	32.9%	32.8%	29.7%
Consolidated	26.3%	26.8%	26.6%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	17.3%	18.0%	22.8%
Climate Solutions	11.6%	12.0%	11.1%
Power Transmission Solutions	21.2%	21.0%	23.0%
Consolidated	16.5%	16.9%	19.4%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	6.2%	6.8%	3.2%
Climate Solutions	14.2%	13.5%	14.1%
Power Transmission Solutions	11.7%	11.9%	6.8%
Consolidated	9.8%	9.9%	7.2%

Income from Operations	$330.1	$320.6	$252.8
Interest Expense	56.1	58.7	60.2
Interest Income	3.2	4.5	4.3
Income before Taxes	277.2	266.4	196.9
Provision for Income Taxes	59.1	57.1	48.4
Net Income	218.1	209.3	148.5
Net Income Attributable to Noncontrolling Interests	5.1	5.9	5.2
Net Income Attributable to Regal Beloit Corporation	$213.0	$203.4	$143.3

Fiscal Year Ended 2017 Compared to Fiscal Year Ended 2016
Net sales for fiscal 2017 were $3.4 billion, a 4.2% increase as compared to fiscal 2016 net sales of $3.2 billion. The increase consisted of an organic sales increase of 4.3% and a positive foreign currency translation impact of 0.1% that was offset by a negative 0.3% impact from sales of the divested Mastergear Worldwide (“Mastergear”) business in fiscal 2016. Gross profit increased $18.9 million or 2.2% as compared to the prior year. The increase was largely driven by the increased sales volume that was partially offset by a $5.4 million charge from an increase in the last-in, first-out ("LIFO") reserve and an increase in restructuring and related charges. The prior year included a $14.5 million charge from an increase in the LIFO reserve. Total operating expenses were $554.0 million which was a $9.4 million increase from 2016 due primarily to increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams as well as increased variable expenses, such as commissions, on higher sales volume. These increases were partially offset with reductions in amortization expense as well as other discretionary spending. Operating expenses for 2017 as a percent of sales was 16.5% as compared to 16.9% for the same period in the prior year. The prior year operating expenses contained a $11.6 million gain on the sale of the Mastergear business.

Net sales for the Commercial and Industrial Systems segment for fiscal 2017 were $1.6 billion, a 4.8% increase compared to fiscal 2016 net sales of $1.5 billion. The increase consisted of 4.6% positive organic growth and 0.2% favorable foreign currency translation. The organic sales increase was primarily driven by broad based global strength in industrial demand for electric motors and higher sales through our distribution channels. Gross profit decreased $1.9 million or 0.5% primarily due to the impact of increased restructuring charges resulting from the exit of a non-core business and an increase in the LIFO reserve which resulted in a charge of $12.7 million that was offset by the increased sales volume. The prior year included a charge of $8.4 million due to an increase in the LIFO reserve. Operating expenses for fiscal 2017 increased $1.6 million as compared to fiscal 2016. Operating expenses as a percentage of sales decreased 70 basis points as compared to fiscal 2016 with increased expenses to support the higher sales volume for commissions and compensation and benefits that were partially offset by a $1.1 million gain on the sale of assets and lower amortization expenses.

Net sales for the Climate Solutions segment for fiscal 2017 were $990.6 million, a 3.2% increase compared to fiscal 2016 net sales of $960.0 million. The increase consisted of an organic sales increase of 3.1% and a positive foreign currency translation impact of 0.1%. The organic sales increase was primarily driven by growth in North American residential HVAC, Europe and Asia. Gross profit increased $10.1 million or 4.1% primarily due to higher volumes and a $4.9 million benefit due to a reduction in the LIFO reserve. The prior year included a benefit of $6.3 million due to an increase in the LIFO reserve. Operating expenses for 2017 decreased $0.6 million as compared to the prior year due to leveraging of costs on the higher sales volume and lower discretionary spending.

Net sales for the Power Transmission Solutions segment for fiscal 2017 were $765.4 million, a 4.3% increase compared to fiscal 2016 net sales of $733.6 million. The increase consisted of an organic sales increase of 5.3% and a positive foreign currency translation impact of 0.2% that was offset by a negative impact from sales of the divested Mastergear business of 1.2%. The organic sales increase was primarily driven by increased North American industrial demand for power transmission products including improved oil and gas and renewable energy end market demand. Gross profit for 2017 increased $10.7 million or 4.4% primarily due to higher volumes and a benefit of $2.4 million due to a reduction in the LIFO reserve. The prior year included a benefit of $0.2 million due to a decrease in the LIFO reserve. Operating expenses for 2017 increased $8.4 million due to increased variable expenses to support the higher sales volume and increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams that was partially offset by a $2.8 million gain on the sale of assets. The prior year operating expenses included a $11.6 million gain on the sale of the Mastergear business.

The effective tax rate for fiscal 2017 was 21.3% compared to 21.4% for fiscal 2016. The decrease in the effective rate was due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was offset by other discrete items. The lower effective tax rate in fiscal 2017 as compared to the 35% statutory US federal income tax rate is driven by a mix of earnings and lower foreign tax rates.

The Act was signed into law on December 22, 2017. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and dividends to the US no longer incur tax, however, a one-time tax on the mandatory deemed repatriation of foreign earnings payable over eight years was included. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision based on the Company's understanding of the Act and guidance available at the date of this filing. The Company recorded a $1.0 million reduction in tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional benefit related to the remeasurement of certain deferred tax assets and liabilities was $51.0 million. The provisional expense related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $40.0 million. The Company also recorded a provisional expense of $10.0 million for local withholding taxes on foreign earnings not deemed permanently reinvested.

Fiscal Year Ended 2016 Compared to Fiscal Year Ended 2015
Net sales for fiscal 2016 were $3.2 billion, an 8.1% decrease compared to fiscal 2015 net sales of $3.5 billion. The decrease consisted of an organic sales decline of 7.9%, and a negative foreign currency translation impact of 0.9% that was partially offset with acquisition growth, net of dispositions of 0.7%. Gross profit decreased $68.0 million or 7.3% as compared to the prior year. The decrease was largely driven by lower sales volume, and a $14.5 million LIFO expense which was partially offset by the benefits of the Simplification and cost control initiatives which helped to improve gross profit as a percentage of sales by 20 basis points in 2016 as compared to 2015. The prior year included non-recurring expenses related to the recognition of the inventory step up in cost of goods sold of $20.7 million due to purchase accounting adjustments associated with the acquired PTS business, $4.9 million in duty refunds related to the Generalized System of Preferences ("GSP"), a tariff system, which expired in July 2013 and was retroactively renewed in July 2015, and a LIFO benefit of $18.8 million. Total operating expenses were $544.6 million which was a $135.8 million decrease from 2015 due primarily to the $11.6 million gain on the sale of the Mastergear business in 2016. In addition, 2015 included goodwill impairments of $79.9 million, $9.1 million of acquisition related transaction costs, $12.8 million impact of the Venezuelan asset write down, and a $3.4 million benefit from the sale of real estate. Additional decreases were due to reduced salaries, commissions, and travel expenses associated with lower sales volume, along with cost controls.

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

Liquidity and Capital Resources
General
Our principal source of liquidity is cash flow provided by operating activities. In addition to operating income, other significant factors affecting our cash flows include working capital levels, capital expenditures, dividends, share repurchases, acquisitions, and divestitures, availability of debt financing, and the ability to attract long-term capital at acceptable terms.

Cash flow provided by operating activities was $291.9 million for fiscal 2017, a $150.4 million decrease from fiscal 2016. The decrease was primarily the result of the higher investment in inventory in fiscal 2017.

Cash flow provided by operating activities was $442.3 million for fiscal 2016, a $58.0 million increase from fiscal 2015. The increase was primarily the result of the lower investment in net working capital driven by the planned reduction in inventory during fiscal 2016.

Cash flow used in investing activities was $57.8 million for fiscal 2017, compared to $19.6 million used in fiscal 2016. The change was driven primarily by the $24.6 million received for the sale of our Mastergear business in 2016. The proceeds from the sale of Mastergear were used to reduce debt obligations. Capital expenditures were $65.2 million both in fiscal 2017 and in fiscal 2016.

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

Our commitments for property, plant and equipment as of December 30, 2017 were approximately $4.6 million. In fiscal 2018, we anticipate capital spending to be approximately $75.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2018. We anticipate funding fiscal 2018 capital spending with operating cash flows.
Cash flow used in financing activities was $390.6 million for fiscal 2017, compared to $379.5 million in fiscal 2016. Net debt repayments totaled $274.7 million in fiscal 2017, compared to net debt repayments of $315.3 million in fiscal 2016. We paid $44.5 million in dividends to shareholders in fiscal 2017 compared to $42.1 million in fiscal 2016. In fiscal 2017 we paid distributions of $17.4 million to noncontrolling interests compared to $0.3 million in fiscal 2016. We also repurchased $45.1 million of our common stock during fiscal 2017. Cash used to purchase additional interest in a joint venture was $19.6 in fiscal 2016.
Cash flow used in financing activities was $379.5 million for fiscal 2016, compared to cash flow provided by financing activities of $1.0 billion for fiscal 2015. A $1,250.0 million term loan was taken out to finance the acquisition of PTS in fiscal 2015 versus net repayments of $315.3 million in fiscal 2016. We paid $42.1 million in dividends to shareholders in fiscal 2016 compared to $40.2 million in fiscal 2015.
Our working capital was $862.4 million and $830.4 million at December 30, 2017 and December 31, 2016, respectively. At December 30, 2017 and December 31, 2016, our current ratio (which is the ratio of our current assets to current liabilities) was 2.2:1. The Company intends to use operating cash flow to meet its current debt repayment obligations.
The following table presents selected financial information and statistics as of December 30, 2017 and December 31, 2016 (in millions):

	December 30, 2017	December 31, 2016
Cash and Cash Equivalents	$139.6	$284.5
Trade Receivables, Net	506.3	462.2
Inventories	757.1	660.8
Working Capital	862.4	830.4
Current Ratio	2.2:1	2.2:1

At December 30, 2017, our cash and cash equivalents totaled $139.6 million. At December 30, 2017, $135.9 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. We repatriated $244.3 million of foreign cash in fiscal 2017. As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), dividends to the US no longer incur US tax however a one-time tax on the mandatory deemed repatriation of foreign earnings payable over eight years was included in the Act. We recognized a provisional charge of $40.0 million related to the historical unremitted earnings as a result of the Act payable over eight years.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Pension Liabilities and Other Post Retirement Benefits

Accrued Pension and other post retirement benefits of $104.8 million at December 30, 2017 was consistent with the prior year amount of $110.4 million at December 31, 2016.

Credit Agreement
In connection with the PTS Acquisition, on January 30, 2015, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $100 million letter of credit sub facility available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio, or at an alternative base rate.
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.6% and 2.3% for the years ended December 30, 2017 and December 31, 2016, respectively. The Credit Agreement requires we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At December 30, 2017, we had borrowings under the Multicurrency Revolving Facility in the amount of $19.7 million, $5.3 million of standby letters of credit issued under the facility, and $475.0 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $111.2 and $21.0 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 2.6% and 2.2% for the years ended December 30, 2017 and December 31, 2016, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At December 30, 2017, we had $500.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of December 30, 2017, $400.0 million of the 2011 Notes are included in Long-Term Debt and $100.0 million of the 2011 Notes are included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets. We repaid the remaining $100.0 million of the 2007 Notes in August 2017.
Details on the Notes at December 30, 2017 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$500.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of December 30, 2017.

Other Notes Payable

At December 30, 2017, other notes payable of $5.7 million were outstanding with a weighted average interest rate of 5.7%. At December 31, 2016, other notes payable of $5.1 million were outstanding with a weighted average rate of 5.6%.

Based on rates for instruments with comparable maturities and credit quality. The approximate fair value of our total debt was $1,165.4 million and $1,433.4 million as of December 30, 2017 and December 31, 2016, respectively.

Litigation

One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to product safety requirements and other potential regulation of their performance by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. We have recorded an estimated liability for incurred claims. Based on the current facts, we cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on its subsidiary's financial condition. Our subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that our subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.

We are from time to time, party to litigation and other legal or regulatory proceedings that arise in the normal course of our business operations and the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Our management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. We accrue for exposures in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit individually or collectively will have a material effect on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
The following is a summary of our contractual obligations and payments due by period as of December 30, 2017 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$142.7	$23.6	$9.3	$282.0	$457.6
1 - 3 years	701.7	22.6	7.2	—	731.5
3 - 5 years	253.7	11.7	6.9	—	272.3
More than 5 years	177.6	12.9	16.7	—	207.2
Total	$1,275.7	$70.8	$40.1	$282.0	$1,668.6
(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 13 of Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. The one-time mandatory transition tax on undistributed earnings of foreign affiliates, which is payable over eight years pursuant to the timeline outlined in the Act, is a provisional estimate and therefore the related payments are not included in the above table of contractual obligations. Future pension obligation payments after fiscal 2017 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 30, 2017.
(2) Variable rate debt based on December 30, 2017 rates. See also Note 7 of Notes to the Consolidated Financial Statements.
We utilize blanket purchase orders (“blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”

At December 30, 2017, we had outstanding standby letters of credit totaling approximately $29.8 million. We had no other material commercial commitments.
We did not have any material variable interest entities as of December 30, 2017 or December 31, 2016. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.
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
The calculated fair values for our 2017 impairment testing exceeded the carrying values by at least 10% for all of our reporting units. Some of the key considerations used in our impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.
The calculated fair values for our 2016 impairment testing exceeded the carrying values of the reporting units for all of our reporting units. The excess exceeded 10% of the carrying value for all reporting units except for the PTS reporting unit, which is a combination of the acquired PTS business from Emerson Electric and the Company's legacy PTS business. Throughout 2016, the PTS reporting unit was impacted by declines in the oil and gas, distribution, and agricultural end-markets. The PTS reporting unit had goodwill of $570.8 million as of December 31, 2016. Our impairment test indicated the reporting unit’s implied fair value exceeded its book value by approximately 2%. Some of the key considerations used in our impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.
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

Indefinite-Lived Assets
Indefinite-lived intangible assets consist of the trade names associated with the acquired PTS business. They were evaluated for impairment using fiscal October 2017 information using a relief from royalty method to determine whether their fair values exceed their respective carrying amounts. The Company determined the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2016 and 2017, the fair value of indefinite lived intangible assets exceeded their respective carrying value. Some of the key considerations used in our impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment.

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

We changed the method used to estimate the service and interest cost components of the net periodic pension and other post retirement benefit costs beginning in 2016. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. The current methodology for selecting the discount rate was to match the plan's cash flows to that of a theoretical bond portfolio yield curve used to measure the benefit obligation at the beginning of the period. The change will not affect the measurement of the total benefit obligations as the change in service and interest costs is offset in the actuarial gains and losses recorded in other comprehensive income. We changed the method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company has accounted for this change as a change in estimate prospectively and resulted in a $2.9 million reduction in expense for fiscal 2016 as compared to the previous method.

Further discussion of our accounting policies is contained in Note 3 of Notes to the Consolidated Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk relating to our operations due to changes in interest rates, foreign currency exchange rates and commodity prices of purchased raw materials. We manage the exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments such as interest rate swaps, commodity cash flow hedges and foreign currency forward exchange contracts. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for speculative purposes.
All qualified hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other Comprehensive Loss (“AOCI”) in each accounting period. An ineffective portion of the hedges' change in fair value, if any, is recorded in earnings in the period of change.

Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At December 30, 2017, we had $504.7 million of fixed rate debt and $641.8 million of variable rate debt. At December 31, 2016, excluding the impact of interest rate swaps, we had $504.7 million of fixed rate debt and $916.5 million of variable rate debt. We have previously utilized interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. The remaining interest rate swap agreement terminated in August 2017.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at December 30, 2017 would result in a $1.7 million change in after-tax annualized earnings. We had entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our 2007 Notes which were paid in August 2017. This interest rate swap had been designated as a cash flow hedge against forecasted interest payments.
As of December 31, 2016, an interest rate swap liability of $(3.3) million was included in Current Hedging Obligations. The unrealized loss on the effective portion of the contract, net of tax, of $(2.1) million as of December 31, 2016, was recorded in AOCI. The interest rate swap matured in August 2017.
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
As of December 30, 2017, derivative currency assets (liabilities) of $15.6 million, $2.5 million, $(8.1) million and $(0.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 31, 2016, derivative currency assets (liabilities) of $2.8 million, $0.4 million, $(45.7) million and $(17.6) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains (losses) on the effective portion of the contracts of $3.3 million net of tax, and $(34.4) million net of tax, as of December 30, 2017 and December 31, 2016, was recorded in AOCI. At December 30, 2017, we had $(4.7) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, we had $(8.0) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 30, 2017 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$137.1	$(6.3)	$13.7	$(13.7)
Chinese Renminbi	214.9	12.6	21.5	(21.5)
Indian Rupee	35.8	2.5	3.6	(3.6)
Euro	26.4	0.3	2.6	(2.6)
Canadian Dollar	47.7	0.3	4.8	(4.8)
Australian Dollar	14.9	(0.4)	1.5	(1.5)
Thai Baht	7.5	0.1	0.8	(0.8)
British Pound	2.7	—	0.3	(0.3)
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
Derivative commodity assets of $11.0 million are recorded in Prepaid Expenses at December 30, 2017. Derivative commodity assets of $0.7 million are recorded in Other Noncurrent Assets at December 30, 2017. Derivative commodity assets of $7.3 million are recorded in Prepaid Expenses at December 31, 2016. The unrealized gain (loss) on the effective portion of the contracts of $7.3 million net of tax and $2.9 million net of tax, as of December 30, 2017 and December 31, 2016, respectively, was recorded in AOCI. At December 30, 2017, we had an additional $2.7 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 31, 2016, we had an additional $0.5 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 30, 2017 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$80.8	$10.9	$8.1	$(8.1)
Aluminum	7.7	0.8	0.8	(0.8)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI balance related to hedging activities of $8.6 million gain at December 30, 2017 includes $11.0 million of net current deferred gains expected to be realized in the next twelve months.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Net Sales	$813.5	$818.2	$869.2	$838.6	$856.9	$809.6	$820.7	$758.1
Gross Profit	215.6	217.4	223.0	222.9	227.0	231.7	218.5	193.2
Income from Operations	74.8	69.3	83.0	91.4	94.0	89.8	78.3	70.1
Net Income	47.6	42.7	54.3	58.4	63.6	61.1	52.6	47.1
Net Income Attributable to Regal Beloit Corporation	46.3	41.6	53.0	56.6	62.2	59.6	51.5	45.6
Earnings Per Share Attributable to Regal Beloit Corporation (1)
Basic	1.03	0.93	1.19	1.27	1.40	1.33	1.16	1.02
Assuming Dilution	1.02	0.93	1.18	1.26	1.39	1.32	1.15	1.01
Weighted Average Number of Shares Outstanding
Basic	44.8	44.7	44.7	44.7	44.4	44.8	44.3	44.8
Assuming Dilution	45.1	45.0	45.1	45.0	44.8	45.0	44.7	45.1
Net Sales
Commercial and Industrial Systems	$381.2	$377.6	$407.4	$394.7	$408.0	$389.4	$407.7	$369.2
Climate Solutions	247.7	239.8	270.5	254.5	256.0	250.5	216.4	215.2
Power Transmission Solutions	184.6	200.8	191.3	189.4	192.9	169.7	196.6	173.7
Income from Operations
Commercial and Industrial Systems	25.8	21.7	20.6	25.1	29.6	36.2	24.0	20.5
Climate Solutions	31.2	24.6	40.2	36.1	38.8	42.2	30.4	27.0
Power Transmission Solutions	17.8	23.0	22.2	30.2	25.6	11.4	23.9	22.6
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2017. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of December 30, 2017, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 30, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 27, 2018
We have served as the Company's auditor since 2002.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net Sales	$3,360.3	$3,224.5	$3,509.7
Cost of Sales	2,476.2	2,359.3	2,576.5
Gross Profit	884.1	865.2	933.2
Operating Expenses	554.0	544.6	600.5
Goodwill Impairment	—	—	79.9
Total Operating Expenses	554.0	544.6	680.4
Income from Operations	330.1	320.6	252.8
Interest Expense	56.1	58.7	60.2
Interest Income	3.2	4.5	4.3
Income before Taxes	277.2	266.4	196.9
Provision for Income Taxes	59.1	57.1	48.4
Net Income	218.1	209.3	148.5
Less: Net Income Attributable to Noncontrolling Interests	5.1	5.9	5.2
Net Income Attributable to Regal Beloit Corporation	$213.0	$203.4	$143.3
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$4.78	$4.55	$3.21
Assuming Dilution	$4.74	$4.52	$3.18
Weighted Average Number of Shares Outstanding:
Basic	44.6	44.7	44.7
Assuming Dilution	44.9	45.0	45.1
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 30, 2017		December 31, 2016		January 2, 2016
Net Income		$218.1		$209.3		$148.5
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign Currency Translation Adjustments		103.1		(68.2)		(94.5)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $26.1 Million in 2017, $(15.2) Million in 2016 and $(26.6) Million in 2015	$42.4		$(24.8)		$(43.3)
Reclassification of Gains (Losses) Included in Net Income, Net of Tax Effects of $4.5 Million in 2017, $19.1 Million in 2016, and $16.5 Million in 2015	7.3	49.7	31.2	6.4	26.8	(16.5)
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $0.4 Million in 2017, $(1.5) Million in 2016 and $1.8 Million in 2015	1.8		(2.8)		1.2
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $0.9 Million in 2017, $1.2 Million in 2016 and $1.6 Million in 2015	1.6	3.4	2.2	(0.6)	2.9	4.1
Other Comprehensive Income (Loss)		156.2		(62.4)		(106.9)
Comprehensive Income		374.3		146.9		41.6
Less: Comprehensive Income Attributable to Noncontrolling Interest		7.2		3.9		2.3
Comprehensive Income Attributable to Regal Beloit Corporation		$367.1		$143.0		$39.3
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	December 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$139.6	$284.5
Trade Receivables, Less Allowances of $11.3 Million in 2017 and $11.5 Million in 2016	506.3	462.2
Inventories	757.1	660.8
Prepaid Expenses and Other Current Assets	171.4	124.5
Total Current Assets	1,574.4	1,532.0
Net Property, Plant and Equipment	623.0	627.5
Goodwill	1,477.1	1,453.2
Intangible Assets, Net of Amortization	670.5	711.7
Deferred Income Tax Benefits	28.5	22.4
Other Noncurrent Assets	14.7	11.7
Total Assets	$4,388.2	$4,358.5

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$384.3	$334.2
Dividends Payable	11.5	10.7
Current Hedging Obligations	8.1	49.0
Accrued Compensation and Employee Benefits	74.2	70.1
Other Accrued Expenses	132.7	137.0
Current Maturities of Long-Term Debt	101.2	100.6
Total Current Liabilities	712.0	701.6
Long-Term Debt	1,039.9	1,310.9
Deferred Income Taxes	135.3	97.7
Noncurrent Hedging Obligations	0.9	17.6
Pension and Other Post Retirement Benefits	101.0	106.5
Other Noncurrent Liabilities	44.4	46.0
Contingencies (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $.01 Par Value, 100.0 Million Shares Authorized, 44.3 Million and 44.8 Million Shares Issued and Outstanding at 2017 and 2016, Respectively	0.4	0.4
Additional Paid-In Capital	877.5	904.5
Retained Earnings	1,611.6	1,452.0
Accumulated Other Comprehensive Loss	(164.0)	(318.1)
Total Regal Beloit Corporation Shareholders' Equity	2,325.5	2,038.8
Noncontrolling Interests	29.2	39.4
Total Equity	2,354.7	2,078.2
Total Liabilities and Equity	$4,388.2	$4,358.5
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 3, 2015	$0.4	$896.1	$1,188.9	$(151.0)	$44.9	$1,979.3
Net Income	—	—	143.3	—	5.2	148.5
Other Comprehensive Income (Loss)	—	—	—	(104.0)	(2.9)	(106.9)
Dividends Declared ($0.91 Per Share)	—	—	(40.7)	—	—	(40.7)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	2.4	—	—	—	2.4
Share-Based Compensation	—	13.9	—	—	—	13.9
Stock Repurchase	—	(11.6)	(0.4)	—	—	(12.0)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	—	(1.4)	(1.4)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	203.4	—	5.9	209.3
Other Comprehensive Income (Loss)	—	—	—	(60.4)	(2.0)	(62.4)
Dividends Declared ($0.95 Per Share)	—	—	(42.5)	—	—	(42.5)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	(2.4)	—	—	—	(2.4)
Share-Based Compensation	—	13.3	—	—	—	13.3
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	(19.6)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	213.0	—	5.1	218.1
Other Comprehensive Income (Loss)	—	—	—	154.1	2.1	156.2
Dividends Declared ($1.02 Per Share)	—	—	(45.3)	—	—	(45.3)
Stock Options Exercised	—	(3.6)	—	—	—	(3.6)
Share-Based Compensation	—	13.6	—	—	—	13.6
Stock Repurchase	—	(37.0)	(8.1)	—	—	(45.1)
Dividends Declared to Non-Controlling Interests	—	—	—	—	(17.4)	(17.4)
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$218.1	$209.3	$148.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	82.0	93.4	95.5
Amortization	55.2	62.0	63.9
Goodwill Impairment	—	—	79.9
Share-Based Compensation Expense	13.6	13.3	13.9
Benefit from Deferred Income Taxes	(9.7)	(1.6)	(10.4)
Loss on Venezuela Currency Devaluation	—	—	1.5
Loss on Exit of Business	3.9	—	—
Loss (Gain) on Disposition of Assets	(2.5)	1.1	2.4
Provision for Losses on Receivables	1.3	1.6	12.2
Gain on Sale of Businesses	(0.1)	(11.6)	—
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(31.0)	(10.4)	28.6
Inventories	(83.0)	100.4	11.1
Accounts Payable	37.7	7.6	(22.3)
Current Liabilities and Other	6.4	(22.8)	(40.5)
Net Cash Provided by Operating Activities	291.9	442.3	384.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(65.2)	(65.2)	(92.2)
Purchases of Investment Securities	(0.9)	(53.7)	(55.4)
Sales of Investment Securities	0.9	72.6	45.6
Business Acquisitions, Net of Cash Acquired	—	—	(1,401.4)
Proceeds from Sale of Businesses	1.1	24.6	—
Proceeds from Sale of Assets	6.3	2.1	15.8
Net Cash Used in Investing Activities	(57.8)	(19.6)	(1,487.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,247.6	583.7	512.0
Repayments Under Revolving Credit Facility	(1,245.8)	(568.7)	(526.0)
Proceeds from Short-Term Borrowings	25.2	23.8	126.1
Repayments of Short-Term Borrowings	(24.7)	(30.5)	(126.7)
Proceeds from Long-Term Borrowings	0.3	0.2	1,250.0
Repayments of Long-Term Borrowings	(277.3)	(323.8)	(132.3)
Dividends Paid to Shareholders	(44.5)	(42.1)	(40.2)
Proceeds from the Exercise of Stock Options	0.4	0.5	4.1
Shares Surrendered for Taxes	(4.0)	(2.7)	(1.9)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(19.6)	(1.4)
Financing Fees Paid	—	—	(18.0)
Repurchase of Common Stock	(45.1)	—	(12.0)
Payments of Contingent Consideration	(5.3)	—	—
Distributions to Noncontrolling Interests	(17.4)	(0.3)	(0.3)
Net Cash Provided by (Used in) Financing Activities	(390.6)	(379.5)	1,033.4
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	11.6	(11.6)	(11.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(144.9)	31.6	(81.2)
Cash and Cash Equivalents at Beginning of Period	284.5	252.9	334.1
Cash and Cash Equivalents at End of Period	$139.6	$284.5	$252.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$53.2	$53.7	$54.6
Income Taxes	59.7	66.9	70.1

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States based multi-national corporation. The Company reports in three operating segments: the Commercial and Industrial Systems segment, with its principal lines of business in medium and large electric motors, power generation products, high-performance drives and controls and capacitors; the Climate Solutions segment, with its principal lines of business in small motors, controls and air moving products; and the Power Transmission Solutions segment, with its principal lines of business in power transmission gearing, hydraulic pump drives, large open gearing and specialty mechanical products which control motion and torque.

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 were 52 weeks.

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

Revenue Recognition
The Company generally recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer. For a limited number of contracts, the Company recognizes revenue over time in proportion to costs incurred. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured at the time of shipment. Estimated discounts and rebates are recorded as a reduction of gross sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping are recorded in Cost of Sales and handling costs incurred in connection with selling and distribution activities are recorded in Operating Expenses.
The Company has certain operating leases in the oil and gas industry where revenue is recognized over the term of the lease. The lease revenue is not material for all fiscal periods presented. The related net leased assets were not material at December 30, 2017 or December 31, 2016 and were included in Other Noncurrent Assets.
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2017, fiscal 2016 or fiscal 2015.
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
Research and development costs are expensed as incurred. For fiscal 2017, 2016 and 2015, research and development costs were $29.9 million, $29.5 million and $30.1 million, respectively. Research and development costs are recorded in Operating Expenses.
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
Trade Receivables
Trade receivables are stated at estimated net realizable value. Trade receivables are comprised of balances due from customers, net of estimated allowances. In estimating losses inherent in trade receivables, the Company uses historical loss experiences and applies them to a related aging analysis. Determination of the proper level of allowances requires management to exercise significant judgment about the timing, frequency and severity of losses. The allowances for doubtful accounts take into consideration numerous quantitative and qualitative factors, including historical loss experience, collection experience, delinquency trends and economic conditions.
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

Inventories
The major classes of inventory at year end are as follows:

	December 30, 2017	December 31, 2016
Raw Material and Work in Process	47%	45%
Finished Goods and Purchased Parts	53%	55%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 52% of the Company's inventory at December 30, 2017 and 55% at December 31, 2016 was determined using the last-in, first-out method. If all inventories were valued on the first-in, first-out method, they would have increased by $46.0 million and $43.7 million as of December 30, 2017 and December 31, 2016, respectively. Material, labor and factory overhead costs are included in the inventories.
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

Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	December 30, 2017	December 31, 2016

Land and Improvements		$78.2	$76.7
Buildings and Improvements	3-50	294.5	280.4
Machinery and Equipment	3-15	986.8	929.9
Property, Plant and Equipment		1,359.5	1,287.0
Less: Accumulated Depreciation		(736.5)	(659.5)
Net Property, Plant and Equipment		$623.0	$627.5

Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. For goodwill, the Company may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Based on prior goodwill impairment testing, the Company determined the performance of the quantitative impairment test was required for all reporting units in 2017. The Company performs the required annual goodwill impairment test as of the end of the October fiscal month.
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
The calculated fair values for the Company's 2017 impairment testing exceeded the carrying values by at least 10% for all of its reporting units. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.
The calculated fair values for the Company's 2016 impairment testing exceeded the carrying values of the reporting units for all of the Company's reporting units. The excess exceeded 10% of the carrying value for all reporting units except the PTS reporting unit, which is a combination of the acquired PTS business from Emerson Electric and the Company's legacy PTS business. Throughout 2016, the Company's PTS reporting unit was impacted by declines in the oil and gas, distribution, and agricultural end-markets. The PTS reporting unit had goodwill of $570.8 million as of December 31, 2016. The Company's impairment test indicated the reporting unit’s implied fair value exceeded its book value by approximately 2%. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.
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
Indefinite-lived intangible assets consist of trade names associated with the acquired Power Transmission Solutions business. They were evaluated for impairment using a relief from royalty method to determine whether their fair values exceed their respective carrying amounts. The Company determined the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2016 and 2017, the fair value of indefinite lived intangible assets exceeded their respective carrying value. Some of the key considerations used in our impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment.
Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of property, plant and equipment and amortizing intangible assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. The Company concluded it did not have any impairments of long-lived assets in 2017.

Earnings Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.5 million in 2017, 1.3 million in 2016 and 0.7 million in 2015. The following table reconciles the basic and diluted shares used in earnings per share calculations for the years ended (in millions):

	2017	2016	2015
Denominator for Basic Earnings Per Share	44.6	44.7	44.7
Effect of Dilutive Securities	0.3	0.3	0.4
Denominator for Diluted Earnings Per Share	44.9	45.0	45.1
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
The components of the ending balances of AOCI are as follows (in millions):

	2017	2016
Foreign Currency Translation Adjustments	$(140.0)	$(241.0)
Hedging Activities, Net of Tax of $5.4 in 2017 and $(25.2) in 2016	8.6	(41.1)
Pension and Post Retirement Benefits, Net of Tax of $(18.8) in 2017 and $(20.1) in 2016	(32.6)	(36.0)
Total	$(164.0)	$(318.1)
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
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company plans to adopt this pronouncement for fiscal years beginning December 30, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends current guidance to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The changes, which respond to input from financial statement users, are intended to classify costs according to their natures, and better align the effect of defined benefit plans on operating income with International Financial Reporting Standards. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The ASU will impact the components of income before taxes but will not impact the amount of income before taxes. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements. Upon the Company's retrospective adoption of this ASU, post retirement benefit costs, excluding the service cost component, will be reflected in Other Expense (Income) in the Consolidated Statements of Income. Currently, all components of benefit costs are reported in Cost of Sales and Operating Expenses in the Consolidated Statements of Income.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company has identified a six step process to successfully implement the new Lease standard: Form a task force to become proficient and take the lead on understanding and implementing the new Lease standard; Update lease inventories; Decide on transition method; Review legal agreements and debt covenants; Consider IT needs; Discuss with stakeholders. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company has identified a task force to take the lead in implementing the new Lease standard and has started the process of building an inventory of leases. The Company plans to adopt this pronouncement for its fiscal year beginning December 31, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes current revenue recognition requirements. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The Company will adopt ASU No. 2014-09 (and related updates) at the beginning of its 2018 fiscal year on December 31, 2017. Accordingly, the Company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the new model requires financial statement preparers to apply the following five steps:

Step 1: Identify the contract with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when the entity satisfies a performance obligation

The standard allows the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company has decided to adopt this accounting standard update using the modified retrospective method.

The Company completed a comprehensive project plan that included a global cross-functional team of representatives to conduct an assessment of Topic 606 and its potential impacts on the Company. The Company identified and completed a four-step process to implement the new revenue standard - data gathering, assessment, solution development, and solution implementation.

The majority of the Company’s sales are recognized when products are shipped from its manufacturing or distribution facilities to customers. For a limited number of contracts, the Company recognizes revenue over time in proportion to costs incurred. Under the new standard, the Company will continue to recognize revenue at a single Point-in-Time when control is transferred to the customer. In addition, for those contracts in which the Company currently recognizes revenue over time, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs.

In addition, the Company's performance obligations under the new standard are not materially different from the existing standard. The accounting for the estimate of variable consideration (i.e. Warranties, Rebates, and Returns) under the new standard is not materially different compared to the Company's current practice.

Based upon the results of the implementation plan, the Company does not expect the new revenue standard to have a material impact on the Company’s pattern of revenue recognition, operating revenue, results of operations, or financial position. In reaching this conclusion, the Company evaluated its different contracting practices including Master Agreements and Purchase Orders. The project plan included analyzing the standard’s impact on the Company’s revenue streams and above mentioned contracting practices.

The Company has determined that as a result of applying the modified retrospective method, the cumulative effect adjustment to retained earnings as of December 31, 2017 was immaterial.

The Company has also completed the process of updating accounting policies, evaluating new disclosure requirements, and identifying and implementing changes to its business processes, systems and controls to support revenue recognition and disclosure under the new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The provisions include:

•
recording all tax effects associated with stock-based compensation through the income statement, as opposed recording certain amounts in other paid-in capital, which eliminates the requirement to calculate a "windfall pool";

•
allowing entities to withhold shares to satisfy the employer's statutory tax withholding requirement up to the highest marginal tax rate applicable to employees rather than the employer's minimum statutory rate, without requiring liability classification for the award;

•
modifying the requirement to estimate the number of awards that will ultimately vest by providing an accounting policy election to either estimate the number of forfeitures or recognize forfeitures as they occur;

•
changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity; and

•
the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that previously would have been recognized in additional paid-in capital.

The Company adopted the provisions of ASU 2016-09 on January 1, 2017. As a result of adopting the standard, the Changes in Operating Assets and Liabilities, Net of Acquisitions and Divestitures line in the Cash Flows From Operating Activities section on the Consolidated Statements of Cash Flows and the Shares Surrendered for Taxes line in the Cash Flows from Financing Activities section were both adjusted by $2.7 million and $1.9 million for 2016 and 2015, respectively. The presentation on the Consolidated Statements of Cash Flows for shares surrendered by employees to meet the minimum statutory withholding requirement and excess tax benefits were applied retrospectively. In addition, the Excess Tax Expense from Share-Based Compensation lines in the Cash Flows from Operating Activities section and the Cash Flows from Financing Activities section were removed. The Company removed the excess tax benefits from the calculation of dilutive shares on a prospective basis. In addition, the Company began recording all tax effects associated with stock-based compensation through the income statement on a prospective basis. The Company did not have any awards classified as liability awards due to the statutory tax withholding requirements as of January 1, 2017. The Company made an accounting policy election to continue to estimate forfeitures as it had previously.

(4) Acquisitions and Divestitures
There were no acquisition-related expenses in 2017 and 2016. The results of operations for acquired businesses are included in the consolidated financial statements from the dates of acquisition. Acquisition-related expenses were $9.1 million during 2015.
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

Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma financial information presents the financial results for the fiscal year 2015 as if the acquisition of PTS had occurred on January 3, 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, and (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition and (iii) any estimated cost synergies or other effects of the integration of the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future (in millions, except per share amounts):

Fiscal 2015
Pro Forma Net Sales	$3,558.3
Pro Forma Net Income Attributable to the Company	174.8

Basic Earnings Per Share as Reported	$3.21
Pro Forma Basic Earnings Per Share	3.91

Diluted Earnings Per Share as Reported	$3.18
Pro Forma Diluted Earnings Per Share	3.88

2016 Divestitures

Mastergear Worldwide

On June 1, 2016, the Company sold its Mastergear Worldwide ("Mastergear") business to Rotork PLC for a purchase price of $25.7 million. Mastergear was included in the Company's Power Transmission Solutions segment. Gains related to the sale of $0.1 million and $11.6 million were recorded as a reduction to Operating Expenses in the Consolidated Statements of Income during fiscal 2017 and 2016, respectively.

Venezuelan Subsidiary

On July 7, 2016, the Company sold the assets of its Venezuelan subsidiary, which had been included in the Company's Commercial and Industrial Systems segment, to a private company for $3.0 million. Of this amount, $1.0 million was received on the transaction closing date and $2.0 million is to be received in 24 monthly installments. The Company may receive additional amounts in the future related to certain accounts receivable of this business. The gains are recognized as the cash is received. The Company received cash and recorded gains of $1.1 million in fiscal 2017 and $1.7 million in fiscal 2016. The Company wrote down its investment and ceased operations of this subsidiary in 2015.

(5) Goodwill and Intangible Assets
Goodwill
The excess of purchase price over estimated fair value is assigned to goodwill. See Note 3 of Notes to the Consolidated Financial Statements, "Goodwill" and "Long-Lived Assets" for additional details.
The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2016	$1,465.6	$547.7	$342.8	$575.1
Acquisitions and Valuation Adjustments	(0.3)	—	—	(0.3)
Translation Adjustments	(12.1)	(7.1)	(1.0)	(4.0)
Balance as of December 31, 2016	$1,453.2	$540.6	$341.8	$570.8

Translation Adjustments	23.9	8.2	0.6	15.1
Balance as of December 30, 2017	$1,477.1	$548.8	$342.4	$585.9

Cumulative Goodwill Impairment Charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
Intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	December 31, 2016	Translation Adjustments	December 30, 2017
Customer Relationships	16	$703.6	$17.3	$720.9
Technology	13	189.7	2.6	192.3
Trademarks	15	31.8	1.0	32.8
Patent and Engineering Drawings	5	16.6	—	16.6
Non-Compete Agreements	8	8.3	0.2	8.5
		950.0	21.1	971.1
Non-Amortizable Trade Names		120.8	1.7	122.5
Total Gross Intangibles		$1,070.8	$22.8	$1,093.6

Accumulated amortization on intangible assets consists of the following:

	December 31, 2016	Amortization	Translation Adjustments	December 30, 2017
Customer Relationships	$201.6	$41.8	$6.2	$249.6
Technology	109.5	11.8	1.5	122.8
Trademarks	23.3	1.5	0.9	25.7
Patent and Engineering Drawings	16.6	—	—	16.6
Non-Compete Agreements	8.1	0.1	0.2	8.4
Total Accumulated Amortization	$359.1	$55.2	$8.8	$423.1
Intangible Assets, Net of Amortization	$711.7			$670.5
While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $55.2 million in fiscal 2017, $62.0 million in fiscal 2016 and $63.9 million in fiscal 2015.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2018	$54.1
2019	53.6
2020	50.7
2021	43.2
2022	41.6

(6) Segment Information
The Company is comprised of three operating segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions.
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

The following sets forth certain financial information attributable to the Company's operating segments for fiscal 2017, fiscal 2016 and fiscal 2015, respectively (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Fiscal 2017
External Sales	$1,604.3	$990.6	$765.4	$—	$3,360.3
Intersegment Sales	66.5	24.9	4.5	(95.9)	—
Total Sales	1,670.8	1,015.5	769.9	(95.9)	3,360.3
Gross Profit	377.3	255.2	251.6	—	884.1
Operating Expenses	277.3	114.6	162.1	—	554.0
Income from Operations	100.0	140.6	89.5	—	330.1
Depreciation and Amortization	59.8	22.1	55.3	—	137.2
Capital Expenditures	39.2	13.4	12.6	—	65.2
Fiscal 2016
External Sales	$1,530.9	$960.0	$733.6	$—	$3,224.5
Intersegment Sales	49.2	24.1	4.3	(77.6)	—
Total Sales	1,580.1	984.1	737.9	(77.6)	3,224.5
Gross Profit	379.2	245.1	240.9	—	865.2
Operating Expenses	275.7	115.2	153.7	—	544.6
Income from Operations	103.5	129.9	87.2	—	320.6
Depreciation and Amortization	74.7	24.4	56.3	—	155.4
Capital Expenditures	36.6	15.0	13.6	—	65.2
Fiscal 2015
External Sales	$1,694.9	$1,041.2	$773.6	$—	$3,509.7
Intersegment Sales	71.2	24.1	4.0	(99.3)	—
Total Sales	1,766.1	1,065.3	777.6	(99.3)	3,509.7
Gross Profit	441.1	262.2	229.9	—	933.2
Operating Expenses	307.2	115.6	177.7	—	600.5
Goodwill Impairment	79.9	—	—	—	79.9
Income from Operations	54.0	146.6	52.2	—	252.8
Depreciation and Amortization	77.5	28.6	53.3	—	159.4
Capital Expenditures	52.3	18.5	21.4	—	92.2

The following table presents identifiable assets information attributable to the Company's operating segments as of December 30, 2017, December 31, 2016, and January 2, 2016 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of December 30, 2017	$1,854.1	$909.9	$1,624.2	$4,388.2
Identifiable Assets as of December 31, 2016	$1,872.7	$881.8	$1,604.0	$4,358.5
Identifiable Assets as of January 2, 2016	$1,959.5	$937.2	$1,695.0	$4,591.7

The following sets forth net sales by country in which the Company operates for fiscal 2017, fiscal 2016 and fiscal 2015, respectively (in millions):

	Net Sales
	2017	2016	2015
United States	$2,267.2	$2,212.6	$2,374.3
Rest of the World	1,093.1	1,011.9	1,135.4
Total	$3,360.3	$3,224.5	$3,509.7
US net sales for 2017, 2016 and 2015 represented 67.5%, 68.6% and 67.6% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets (net property, plant and equipment) by country in which the Company operates for fiscal 2017 and fiscal 2016, respectively (in millions):

	Long-lived Assets
	2017	2016
United States	$263.6	$290.3
Mexico	136.3	120.2
China	99.5	99.6
Rest of the World	123.6	117.4
Total	$623.0	$627.5
No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 30, 2017 and December 31, 2016 was as follows (in millions):

	December 30, 2017	December 31, 2016

Term Facility	$621.1	$798.1
Senior Notes	500.0	600.0
Multicurrency Revolving Facility	19.7	18.0
Other	5.7	5.1
Less: Debt Issuance Costs	(5.4)	(9.7)
Total	1,141.1	1,411.5
Less: Current Maturities	101.2	100.6
Non-Current Portion	$1,039.9	$1,310.9

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.6% and 2.3% for the years ended December 30, 2017 and December 31, 2016, respectively. The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. The Company repaid $177.0 million in 2017 and $320.0 million in 2016.
At December 30, 2017 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $19.7 million, $5.3 million of standby letters of credit issued under the facility, and $475.0 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $111.2 million and $21.0 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 2.6% and 2.2% for the years ended December 30, 2017 and December 31, 2016, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At December 30, 2017, the Company had $500.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of December 30, 2017, $400.0 million of the 2011 Notes are included in Long-Term Debt and $100.0 million of the 2011 Notes are included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets. The Company repaid the remaining $100.0 million of the 2007 Notes in August 2017.
Details on the Notes at December 30, 2017 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$500.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of December 30, 2017.

Other Notes Payable

At December 30, 2017, other notes payable of $5.7 million were outstanding with a weighted average interest rate of 5.7%. At December 31, 2016, other notes payable of $5.1 million were outstanding with a weighted average rate of 5.6%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,165.4 million and $1,433.4 million as of December 30, 2017 and December 31, 2016, respectively.

Maturities of long-term debt, excluding debt issuance costs, are as follows (in millions):

Year	Amount of Maturity
2018	$101.2
2019	20.0
2020	621.5
2021	230.4
2022	0.5
Thereafter	172.9
Total	$1,146.5

(8) Retirement and Post Retirement Health Care Plans
Retirement Plans
The Company's domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic employees have been closed to new employees and frozen for existing employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $9.3 million, $8.7 million, and $9.9 million in 2017, 2016 and 2015, respectively. Company contributions to non-US defined contribution plans were $9.4 million, $10.4 million and $9.2 million in 2017, 2016, and 2015, respectively.
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
Benefits provided under defined benefit pension plans are based, depending on the plan, on employees' average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit pension plans is in accordance with federal laws and regulations. The actuarial valuation measurement date for pension plans is the calendar year end of each year.
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2017	2016
Equity Investments	76%	6.3 - 7.5%	71%	70%
Fixed Income	19%	3.6 - 4.5%	24%	25%
Other	5%	5.4%	5%	5%
Total	100%	6.9%	100%	100%
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
The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2017	2016
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$256.9	$255.1
Service Cost	7.2	8.1
Interest Cost	9.3	9.8
Actuarial Loss	16.2	3.6
Less: Benefits Paid (1)	13.2	18.9
Foreign Currency Translation	1.6	(0.8)
Obligation at End of Period:	$278.0	$256.9
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	160.3	162.1
Actual Return on Plan Assets	28.7	7.9
Employer Contributions	8.6	9.2
Less: Benefits Paid (1)	13.2	18.9
Foreign Currency Translation	0.9	—
Fair Value of Plan Assets at End of Period	$185.3	$160.3
Funded Status	$(92.7)	$(96.6)
(1) 2016 benefit payments included $6.6 million of non-recurring lump sum benefit payments.
The Funded Status for fiscal 2017 included domestic plans of $83.7 million and international plans of $9.0 million. The Funded Status for fiscal 2016 included domestic plans of $87.0 million and international plans of $9.6 million.
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

Pension assets by type and level are as follows (in millions):

	December 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$4.4	$4.4	$—	$—
Common Stocks:
Domestic Equities	27.1	27.1	—	—
International Equities	14.6	14.6	—	—
Mutual Funds:

US Equity Funds	25.4	25.4	—	—
International Equity Funds	19.0	19.0	—	—
Balanced Funds	8.3	8.3	—	—
Fixed Income Funds	15.1	15.1	—	—
Other	1.5	1.5	—	—
Real Estate Fund	9.6	—	—	9.6
	$125.0	$115.4	$—	$9.6
Investments Measured at Net Asset Value	60.3
Total	$185.3

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$3.5	$3.5	$—	$—
Common Stocks:
Domestic Equities	22.9	22.9	—	—
International Equities	12.6	12.6	—	—
Mutual Funds:
US Equity Funds	18.8	18.8	—	—
Balanced funds	8.4	8.4	—	—
International Equity Funds	16.2	16.2	—	—
Fixed Income Funds	15.1	15.1	—	—
Other	1.3	1.3	—	—
Real Estate Fund	10.0	—	—	10.0
	$108.8	$98.8	$—	$10.0
Investments Measured at Net Asset Value	51.5
Total	$160.3

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of December 30, 2017 and December 31, 2016 (in millions):

	2017	2016
Common Collective Trust Funds	$51.7	$45.1
Global Emerging Markets Fund Limited Partnership	8.6	6.4
Total	$60.3	$51.5

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
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 30, 2017 and December 31, 2016 (in millions):

	December 30, 2017	December 31, 2016
Beginning Balance	$10.0	$8.1
Net Purchases (Sales)	(0.5)	1.7
Net Gains	0.1	0.2
Ending Balance	$9.6	$10.0
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 30, 2017 (in millions):

Fair Value	Significant Unobservable Inputs
$9.6	Exit Capitalization Rate	4.9% to 7.0%
	Discount Rate	6.6% to 8.0%
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 31, 2016 (in millions):

Fair Value	Significant Unobservable Inputs
$10.0	Exit Capitalization Rate	4.9% to 7.0%
	Discount Rate	6.6% to 8.0%
Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows (in millions):

	2017	2016
Accrued Compensation and Employee Benefits	$2.9	$2.8
Pension and Other Post Retirement Benefits	89.8	93.8
Total	$92.7	$96.6

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Loss	$51.3	$54.5
Prior Service Cost	1.0	1.2
Total	$52.3	$55.7

The accumulated benefit obligation for all defined benefit pension plans was $251.7 million and $232.9 million at December 30, 2017 and December 31, 2016, respectively.
The accumulated benefit obligation exceeded plan assets for all pension plans as of December 30, 2017 and December 31, 2016.
The following weighted average assumptions were used to determine the projected benefit obligation at December 30, 2017 and December 31, 2016, respectively:

	2017	2016
Discount Rate	3.8%	4.3%
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
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the years ended December 30, 2017 and December 31, 2016.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in millions):

	2017	2016	2015
Service Cost	$7.2	$8.1	$10.0
Interest Cost	9.3	9.8	10.7
Expected Return on Plan Assets	(11.2)	(11.9)	(11.5)
Amortization of Net Actuarial Loss	2.3	3.1	4.3
Amortization of Prior Service Cost	0.2	0.2	0.2
Net Periodic Benefit Cost	$7.8	$9.3	$13.7

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.1	$0.1	$0.1
Net Actuarial Loss	1.5	2.0	2.8
Total Recognized in OCI	$1.6	$2.1	$2.9
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2018 fiscal year are $0.2 million, and $3.5 million respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2017, 2016 and 2015, respectively.

	2017	2016	2015
Discount Rate	4.3%	4.6%	4.2%
Expected Long-Term Rate of Return on Assets	7.0%	7.2%	7.5%

The Company made contributions to its defined benefit plan of $8.6 million and $9.2 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.
The Company estimates that in 2018 it will make contributions in the amount of $8.3 million to fund its defined benefit pension plans.
The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2018	$14.1
2019	13.9
2020	14.6
2021	15.6
2022	15.2
2023-2027	84.6

Post Retirement Health Care Plan

In connection with the PTS acquisition, the Company established an unfunded post retirement health care plan for certain domestic retirees and their dependents.
The following table presents a reconciliation of the benefit obligation of the post retirement health care plan (in millions):

Change in Accumulated Post Retirement Benefit Obligation	2017	2016
Obligation at Beginning of Period	$13.8	$16.8
Service Cost	0.1	0.1
Interest Cost	0.4	0.5
Actuarial Gain	(1.3)	(2.4)
Participant Contributions	0.5	0.2
Less: Benefits Paid	1.4	1.4
Obligation at End of Period	$12.1	$13.8

The Company recognized the funded status of its post retirement health care plan on the balance sheet as follows (in millions):

	2017	2016
Accrued Compensation and Employee Benefits	$0.9	$1.1
Pension and Other Post Retirement Benefits	11.2	12.7
Total	$12.1	$13.8
Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial (Gain) Loss	$(0.9)	$0.4

Net periodic benefit costs for the post retirement health care plan were as follows (in millions):

	2017	2016
Service Cost	$0.1	$0.1
Interest Cost	0.4	0.5
Amortization of Net Actuarial Loss	—	0.2
Net Periodic Benefit Cost	$0.5	$0.8

There was no amortization of prior service cost recognized in OCI, net of tax, for fiscal 2017. There will be no amortization of net actuarial loss for the post retirement health care plan from OCI into net periodic benefit cost during the 2018 fiscal year.

The following assumptions were used to determine the projected benefit obligation at December 30, 2017 and December 31, 2016, respectively.

	2017	2016
Discount Rate	3.5%	3.9%

The health care cost trend rate for 2018 is 8.0% for pre-65 participants and 5.4% for post-65 participants, decreasing to 4.5% in 2026. The health care cost trend rate for 2017 is 7.0% for pre-65 participants and 5.4% for post-65 participants, decreasing to 4.5% in 2025. A one percentage point change in the health care cost trend rate assumption would have a $0.3 million impact on the benefit obligation and an immaterial impact on post retirement benefits expense.
The Company contributed $0.9 million and $1.2 million to the post retirement health care plan in 2017 and 2016, respectively. The Company estimates that in 2018 it will make contributions of $0.9 million to the post retirement health care plan.
The following post retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2018	$0.9
2019	1.0
2020	1.1
2021	1.1
2022	1.1
2023-2027	4.6

(9) Shareholders' Equity
Common Stock
The Company acquired and retired 576,804 shares of its common stock in fiscal 2017, at an average cost of $78.12 per share for a total cost of $45.1 million. The Company acquired and retired 180,000 shares of its common stock in fiscal 2015 at an average cost of $66.56 per share for a total cost of $12.0 million. The repurchases were under the 3.0 million share repurchase program approved by the Company's Board of Directors. There are approximately 1.7 million shares of common stock available for repurchase under this program.
Share Based Compensation
The Company recognized approximately $13.6 million, $13.3 million and $13.9 million in share-based compensation expense in 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $5.2 million, $5.1 million, and $5.3 million in 2017, 2016 and 2015, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $11.9 million, $11.3 million, and $10.9 million in 2017, 2016 and 2015, respectively. As of December 30, 2017, total unrecognized compensation cost related to share-based compensation awards was approximately $24.8 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years.
During 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan authorizes the issuance of 3.5 million shares of common stock for equity-based awards, and terminates any further grants under prior equity plans. Approximately 1.0 million shares were available for future grant or payment under the 2013 Plan at December 30, 2017.
Options and Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For years ended December 30, 2017, December 31, 2016, and January 2, 2016, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for the three fiscal years ended 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$4.3	$2.5	$4.3
Cash Received from Stock Option Exercises	0.4	0.5	4.1
Total Fair Value of Share-Based Incentive Awards Vested	4.3	4.9	4.9

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for SARs were as follows:

	2017	2016	2015
Per Share Weighted Average Fair Value of Grants	$23.31	$15.22	$27.15
Risk-Free Interest Rate	2.1%	1.4%	1.9%
Expected Life (Years)	7.0	7.0	7.0
Expected Volatility	28.6%	29.6%	35.6%
Expected Dividend Yield	1.3%	1.7%	1.2%
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
Following is a summary of share-based incentive plan activity (options and SARs) for fiscal 2017:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Exercisable at December 31, 2016	1,610,499	$63.16
Granted	195,207	80.72
Exercised	(184,191)	52.89
Forfeited	(10,239)	65.13
Expired	(9,485)	64.21
Outstanding at December 30, 2017	1,601,791	$66.46	5.7	$17.2
Exercisable at December 30, 2017	940,751	$64.47	3.9	$11.5

Compensation expense recognized related to options and SARs was $4.1 million for fiscal 2017.
As of December 30, 2017, there was $10.1 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.3 years.

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
Following is a summary of RSA activity for fiscal 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at December 31, 2016	19,593	$57.43	0.4
Granted	13,941	80.70
Vested	(19,593)	57.43
Unvested RSAs December 30, 2017	13,941	$80.70	0.4

The weighted average grant date fair value of awards granted was $80.70, $57.43 and $78.15 in 2017, 2016 and 2015, respectively.
RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $1.1 million for fiscal 2017.
As of December 30, 2017, there was $0.4 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.4 years.
Following is a summary of RSU activity for fiscal 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at December 31, 2016	277,863	$69.23	1.7
Granted	76,030	80.48
Vested	(85,790)	74.50
Forfeited	(7,570)	68.02
Unvested RSUs at December 30, 2017	260,533	$70.81	1.7
The weighted average grant date fair value of awards granted was $80.48, $57.50 and $77.38 in 2017, 2016 and 2015, respectively.
RSUs vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $6.2 million for fiscal 2017.
As of December 30, 2017, there was $8.8 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.
Performance Share Units
Performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of 3 years. and vest three years from the grant date. The PSUs have performance criteria based on a return on invested capital metric or they have performance criteria using returns relative to the Company's peer group. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price as of the grant date depending on the performance criteria for the award.
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	December 30, 2017	December 31, 2016
Risk-free interest rate	1.6%	0.9%
Expected life (years)	3.0	3.0
Expected volatility	24.0%	23.0%
Expected dividend yield	1.3%	1.7%

Following is a summary of PSU activity for fiscal 2017:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at December 31, 2016	133,340	$65.28	2.0
Granted	48,666	90.82
Vested	(110)	83.74
Forfeited	(26,780)	81.76
Unvested PSUs December 30, 2017	155,116	$70.43	2.0
The weighted average grant date fair value of awards granted was $90.82, $51.84 and $89.98 in 2017, 2016 and 2015, respectively.
Compensation expense for awards granted are recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $2.2 million for fiscal 2017. Total unrecognized compensation expense for all PSUs granted as of December 30, 2017 was $5.5 million and it is expected to be recognized as a charge to earnings over a weighted average period of 2.0 years.

(10) Income Taxes
Income before taxes consisted of the following (in millions):

	2017	2016	2015
United States	$147.4	$143.4	$25.8
Foreign	129.8	123.0	171.1
Total	$277.2	$266.4	$196.9
The provision for income taxes is summarized as follows (in millions):

	2017	2016	2015
Current
Federal	$36.9	$23.1	$13.5
State	(0.3)	3.5	0.2
Foreign	32.2	30.4	45.1
	$68.8	$57.0	$58.8
Deferred
Federal	$(7.2)	$5.6	$(2.0)
State	2.2	1.8	(0.9)
Foreign	(4.7)	(7.3)	(7.5)
	(9.7)	0.1	(10.4)
Total	$59.1	$57.1	$48.4

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the US corporate income tax. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The primary impacts of the Act reflected in the consolidated financial statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate; a one-time mandatory transition tax on undistributed earnings of foreign affiliates; and deferred taxes in connection with a change in the Company’s intent to permanently reinvest the historical undistributed earnings of its foreign affiliates. The SEC provided guidance that allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year from the date of enactment. As of December 30, 2017, the Company has not completed the accounting for the tax effects of the Act. Therefore, the Company has recorded provisional amounts for certain effects of the Act. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state conformity to federal changes. The Act also creates a new requirement that certain income earned by controlled foreign corporations must be included currently in gross income of the controlled foreign corporations’ US shareholder. Due to the complexity of the new Global Intangible Low Taxed Income tax rules, the Company is currently evaluating this provision of the Act and its application under the applicable accounting guidance. Therefore, the Company has not recognized any provisional amounts for this provision of the Act in its consolidated financial statements.

The Company recorded a net $1.0 million reduction in tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional benefit recognized related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse was $51.0 million. The provisional expense recognized related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $40.0 million of which the Company will elect to pay the one-time tax over a period of eight years. The Company also recognized a provisional expense of $10.0 million for local withholding taxes on foreign earnings not deemed permanently reinvested. Additional analysis of historical foreign earnings is necessary to finalize the tax impact of the Act and any subsequent adjustment to these amounts will be recorded as current tax expense in the quarter of 2018 in which the analysis is complete.

On February 13, 2018 the Internal Revenue Service issued Revenue Proclamation 2018-17 modifying existing procedures for changing the annual accounting period of certain foreign corporations whose US shareholders are subject to the new mandatory deemed repatriation of deferred foreign earnings. The Company is currently analyzing the impact of Revenue Proclamation 2018-17 and anticipates the impact to tax expense to be between $4.0 million to $5.0 million. As the Revenue Proclamation was issued after the Company’s fiscal year end, the current consolidated financial statements do not reflect this impact.

A reconciliation of the statutory federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2017	2016	2015
Federal Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Benefit	0.3%	1.5%	(0.2)%
Domestic Production Activities Deduction	(1.0)%	(1.1)%	(1.0)%
Foreign Rate Differential - China	(2.1)%	(2.0)%	(3.3)%
Foreign Rate Differential - All Other	(4.3)%	(6.0)%	(7.2)%
Research and Development Credit	(3.0)%	(2.3)%	(4.1)%
Goodwill Impairment	—%	—%	4.0%
Valuation Allowance	(0.6)%	—%	—%
Tax Cuts and Jobs Act of 2017	(0.4)%	—%	—%
Adjustments to Tax Accruals and Reserves	(1.9)%	0.7%	2.1%
Write Down of Venezuelan Assets	—%	—%	2.3%
Other	(0.7)%	(4.4)%	(3.0)%
Effective Tax Rate	21.3%	21.4%	24.6%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $(106.8) million as of December 30, 2017, classified on the consolidated Balance Sheet as a net non-current deferred tax asset of $28.5 million and a net non-current deferred income tax liability of $(135.3) million. As of December 31, 2016, the Company's net deferred tax liability was $(75.3) million classified on the consolidated Balance Sheet as a net non-current deferred income tax benefit of $22.4 million and a net non-current deferred income tax liability of $(97.7) million. The Company remeasured its US deferred assets and liabilities at the applicable tax rate of 21% in accordance with the Act. The remeasurement resulted in a decrease of $51.0 million to the net deferred tax liability.

The components of this net deferred tax liability are as follows (in millions):

	December 30, 2017	December 31, 2016
Accrued Employee Benefits	$53.4	$75.1
Bad Debt Allowances	2.3	2.7
Warranty Accruals	3.1	5.5
Inventory	12.9	21.3
Accrued Liabilities	(5.3)	9.2
Derivative Instruments	(4.3)	25.9
Tax Loss Carryforward	12.9	12.4
Valuation Allowance	(5.9)	(6.8)
Other	1.2	5.0
Deferred Tax Assets	70.3	150.3
Property Related	(26.2)	(31.4)
Intangible Items	(150.9)	(194.2)
Deferred Tax Liabilities	(177.1)	(225.6)
Net Deferred Tax Liability	$(106.8)	$(75.3)
Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized Tax Benefits, January 3, 2015	$5.8
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	4.0
Settlements with Taxing Authorities	(1.3)
Lapse of Statute of Limitations	(0.2)
Unrecognized Tax Benefits, January 2, 2016	$8.3
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	2.0
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, December 31, 2016	$10.0
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	2.7
Settlements with Taxing Authorities	(5.3)
Lapse of Statute of Limitations	(0.7)
Unrecognized Tax Benefits, December 30, 2017	$6.7

Unrecognized tax benefits as of December 30, 2017 amount to $6.7 million, all of which would impact the effective income tax rate if recognized.
Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal 2017, 2016 and 2015, the Company recognized approximately $(0.2) million, $0.2 million and $0.6 million in net interest (income) expense, respectively. The Company had approximately $1.7 million, $1.9 million and $1.7 million of accrued interest as of December 30, 2017, December 31, 2016 and January 2, 2016, respectively.
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

At December 30, 2017, the Company had approximately $12.9 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. At December 31, 2016, the Company had approximately $12.4 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.
Valuation allowances totaling $5.9 million and $6.8 million as of December 30, 2017 and December 31, 2016, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted tax holidays for some of its Chinese subsidiaries. These tax holidays expire in 2020 and are renewable subject to certain conditions with which the Company expects to comply. In 2017, these holidays decreased the Provision for Income Taxes by $4.2 million.

The Act included a mandatory one-time tax on all accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no US tax liability had been accrued have now been subject to US tax. The Company recognized a provisional one-time tax of $40.0 million and a provisional expense of $10.0 million for local withholding taxes on foreign earnings not deemed permanently reinvested. As a result, earnings in foreign jurisdictions are available for distribution without incremental US tax cost.

(11) Contingencies
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
The Company is, from time to time, party to litigation and other legal or regulatory proceedings that arise in the normal course of its business operations and the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other litigation matters. The Company's products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. The Company accrues for exposures in amounts that it believes are adequate, and the Company does not believe that the outcome of any such lawsuit individually or collectively will have a material effect on the Company's financial position, results of operations or cash flows.
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2017 and 2016 (in millions):

	December 30, 2017	December 31, 2016
Beginning Balance	$20.3	$19.1
Less: Payments	23.5	20.6
Provisions	19.0	21.9
Translation Adjustments	0.2	(0.1)
Ending Balance	$16.0	$20.3

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Consolidated Balance Sheet.

(12) Leases and Rental Commitments
Rental expenses charged to operations amounted to $35.1 million in 2017, $31.9 million in 2016 and $45.1 million in 2015. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2018	$23.6
2019	13.0
2020	9.6
2021	6.9
2022	4.8
Thereafter	12.9

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 30, 2017 or December 31, 2016.

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
At December 30, 2017 and December 31, 2016, the Company had $(2.0) million and $(7.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
As of December 30, 2017, the Company had the following commodity forward contracts outstanding (with maturities extending through June 2019) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

	December 30, 2017	December 31, 2016

Copper	$80.8	$50.7
Aluminum	7.7	4.9

As of December 30, 2017, the Company had the following currency forward contracts outstanding (with maturities extending through October 2019) to hedge forecasted foreign currency cash flows (in millions):

	December 30, 2017	December 31, 2016

Mexican Peso	$137.1	$230.1
Chinese Renminbi	214.9	275.5
Indian Rupee	35.8	43.6
Euro	26.4	69.0
Canadian Dollar	47.7	41.8
Australian Dollar	14.9	12.1
Thai Baht	7.5	4.9
Japanese Yen	—	2.8
British Pound	2.7	4.3

As of December 31, 2016, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $100.0 million. The interest rate swap agreement matured in August 2017.
Fair values of derivative instruments as of December 30, 2017 and December 31, 2016 were (in millions):

	December 30, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$11.5	$2.5	$7.9	$0.9
Commodity Contracts	10.8	0.7	—	—
Not Designated as Hedging Instruments:
Currency Contracts	4.1	—	0.2	—
Commodity Contracts	0.2	—	—	—
Total Derivatives	$26.6	$3.2	$8.1	$0.9

	December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$3.3	$—
Currency Contracts	1.3	0.4	39.7	17.6
Commodity Contracts	4.7	—	—	—
Not Designated as Hedging Instruments:
Currency Contracts	1.5	—	6.0	—
Commodity Contracts	2.6	—	—	—
Total Derivatives	$10.1	$0.4	$49.0	$17.6

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal 2017, 2016 and 2015 were (in millions):

	Fiscal 2017
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Income	$21.7	$46.3	$0.5	$68.5
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.9	—	0.9
Gain (Loss) Recognized in Cost of Sales	12.2	(22.1)	—	(9.9)
Loss Recognized in Interest Expense	—	—	(2.8)	(2.8)

	Fiscal 2016
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Loss	$6.4	$(46.1)	$(0.3)	$(40.0)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2
Loss Recognized in Cost of Sales	(13.6)	(32.1)	—	(45.7)
Loss Recognized in Interest Expense	—	—	(4.8)	(4.8)

	Fiscal 2015
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Loss Recognized in Other Comprehensive Loss	$(22.3)	$(46.5)	$(1.1)	$(69.9)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2
Loss Recognized in Cost of Sales	(19.8)	(18.5)	—	(38.3)
Loss Recognized in Interest Expense	—	—	(5.2)	(5.2)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments
The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income for fiscal 2017, 2016 and 2015 were (in millions):

	Fiscal 2017
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(1.1)	$—	$(1.1)
Gain Recognized in Operating Expenses	$—	$14.3	$14.3

	Fiscal 2016
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$2.6	$—	$2.6
Loss Recognized in Operating Expenses	$—	$(5.2)	$(5.2)

	Fiscal 2015
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$—	$(8.8)	$(8.8)

The net AOCI balance related to hedging activities of a $8.6 million gain at December 30, 2017 includes $11.0 million of net deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 30, 2017 and December 31, 2016.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	December 30, 2017
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.6	$(5.9)	$9.7
Derivative Commodity Contracts	11.0	—	11.0
Other Noncurrent Assets:
Derivative Currency Contracts	2.5	(0.7)	1.8
Derivative Commodity Contracts	0.7	—	0.7
Current Hedging Obligations:
Derivative Currency Contracts	8.1	(5.9)	2.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	(0.7)	0.2

	December 31, 2016
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.8	$(1.7)	$1.1
Derivative Commodity Contracts	7.3	—	7.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.4	(0.2)	0.2
Current Hedging Obligations:
Derivative Currency Contracts	45.7	(1.7)	44.0
Noncurrent Hedging Obligations:
Derivative Currency Contracts	17.6	(0.2)	17.4

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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 30, 2017 and December 31, 2016, respectively (in millions):

	December 30, 2017	December 31, 2016
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.6	$2.8	Level 2
Derivative Commodity Contracts	11.0	7.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.7	5.4	Level 1
Derivative Currency Contracts	2.5	0.4	Level 2
Derivative Commodity Contracts	0.7	—	Level 2
Liabilities:
Current Hedging Obligations:
Interest Rate Swap	—	3.3	Level 2
Derivative Currency Contracts	8.1	45.7	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	17.6	Level 2

Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.

Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows using the LIBOR forward yield curve for an instrument with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices.
The Company did not change its valuation techniques during fiscal 2017.

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

The following is a reconciliation of provisions and payments for the restructuring projects for 2017 and 2016 (in millions):

	December 30, 2017	December 31, 2016
Beginning Balance	$0.6	$1.3
Provision	14.1	6.8
Less: Payments	13.5	7.5
Ending Balance	$1.2	$0.6

The following is a reconciliation of expenses by type for the restructuring projects in fiscal 2017 and fiscal 2016 (in millions):

	2017			2016
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.6	$1.7	$4.3	$0.5	$0.3	$0.8
Facility Related Costs	4.3	0.9	5.2	2.9	0.3	3.2
Other Expenses	3.9	—	3.9	0.8	0.9	1.7
Total Restructuring Costs	$10.8	$2.6	$13.4	$4.2	$1.5	$5.7
Restructuring Related Costs:
Other Employment Benefit Expenses	$0.7	$—	$0.7	$0.5	$0.6	$1.1
Total Restructuring Related Costs	$0.7	$—	$0.7	$0.5	$0.6	$1.1
Total Restructuring and Restructuring Related Costs	$11.5	$2.6	$14.1	$4.7	$2.1	$6.8

The following table shows the allocation of Restructuring Expenses by segment for fiscal 2017 and fiscal 2016 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Expenses - 2017	$14.1	$10.9	$2.5	$0.7
Restructuring Expenses - 2016	$6.8	$2.5	$2.6	$1.7

The Company's current restructuring activities are expected to continue into 2018. The Company expects to record aggregate future charges of approximately $5.3 million related to announced projects as of year-end fiscal 2017, which includes $0.5 million of employee termination expenses and $4.8 million of facility related and other costs.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A - CONTROLS AND PROCEDURES
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 30, 2017. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 30, 2017 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors” and “Stock Ownership” in our proxy statement for the 2018 annual meeting of shareholders (the “2018 Proxy Statement”) is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” and “Director Compensation” in the 2018 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the sections titled “Stock Ownership” in the 2018 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 30, 2017.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	1,601,791	$66.46	970,324
Equity Compensation Plans Not Approved by Security Holders	—	—
Total	1,601,791		970,324

(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2003 Equity Incentive Stock Option Plan, 2007 Equity Incentive Plan and 2013 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2018 Proxy Statement is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ending December 29, 2018” in the 2018 Proxy Statement is incorporated by reference herein.

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
3. Exhibits required by Item 601 of Regulation S-K:

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3 to Regal Beloit Corporation's Current Report on Form 8-K filed on May 1, 2015]
3.2	Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on October 30, 2017]
4.1	Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
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

10.1*	2003 Equity Incentive Plan [Incorporated by reference to Exhibit B to Regal Beloit Corporation's Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders]
10.2*
Regal Beloit Corporation 2007 Equity Incentive Plan [incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007]

10.3*
Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.4*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Terry R. Colvin. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.6*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Jonathan J. Schlemmer, Charles A Hinrichs, and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.7*	Form of Agreement for Stock Option Grant. [Incorporated by reference to Exhibit 10.9 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]
10.8*	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]
10.9*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.10*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.11*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.12*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.13*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.14*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K dated November 2, 2010]

10.15*
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]

10.16*
Regal Beloit Corporation 2016 Incentive Compensation Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders held April 25, 2016]

10.17*
Form of Stock Appreciation Rights Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.18*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.19*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.20*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.21*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.22*
Key Executive Employment and Severance Agreement, dated as of October 26, 2016, between Regal Beloit Corporation and Thomas E. Valentyn [Incorporated by reference to Exhibit 10.23 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

12	Computation of Ratio of Earnings to Fixed Charges.
21	Significant Subsidiaries of Regal Beloit Corporation.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________
* A management contract or compensatory plan or arrangement.
** Furnished herewith.

(b)	Exhibits- see (a)(3) above.
(c) See (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2018.

REGAL BELOIT CORPORATION
By:	/s/ CHARLES A. HINRICHS
Charles A. Hinrichs
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. LAZZERINI
Robert A. Lazzerini
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MARK J. GLIEBE	Chairman and Chief Executive Officer	February 27, 2018
Mark J. Gliebe	(Principal Executive Officer)

/s/ STEPHEN M. BURT	Director	February 27, 2018
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	February 27, 2018
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 27, 2018
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 27, 2018
Dean A. Foate

/s/ HENRY W. KNUEPPEL	Director	February 27, 2018
Henry W. Knueppel

/s/ RAKESH SACHDEV	Director	February 27, 2018
Rakesh Sachdev

/s/ ANESA T. CHAIBI	Director	February 27, 2018
Anesa Chaibi

/s/ CURTIS W. STOELTING	Director	February 27, 2018
Curtis W. Stoelting

/s/ JANE L. WARNER	Director	February 27, 2018
Jane L. Warner

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	39

	Consolidated Statements of Income for the fiscal years ended
	December 30, 2017, December 31, 2016, and January 2, 2016	41

	Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016	42

	Consolidated Balance Sheets at December 30, 2017 and December 31, 2016	43

	Consolidated Statements of Equity for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016	44

	Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016	45

	Notes to the Consolidated Financial Statements	46

(2)	Financial Statement Schedule:
	For the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 Schedule II -Valuation and Qualifying Accounts	88

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Receivables:
Fiscal 2017	$11.5	1.3	(2.8)	1.3	$11.3
Fiscal 2016	11.3	1.6	(1.2)	(0.2)	11.5
Fiscal 2015	11.6	12.2	(12.4)	(0.1)	11.3

(a) Deductions consist of write offs charged against the allowance for doubtful accounts and warranty claim costs.
(b) Adjustments related to acquisitions and translation.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable