Form 10-Q
period 2018-03-31
REGAL BELOIT CORP
filed 2018-05-10
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 4, 2018 there were 43,981,372 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motors, drives and controls, power generation and power transmission industries;

•	our ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	risks associated with global manufacturing;

•	issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;

•	prolonged declines in oil and gas up stream capital spending;

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and factors is included in Part I - Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Sales	$878.8	$813.5
Cost of Sales	643.9	598.0
Gross Profit	234.9	215.5
Operating Expenses	146.7	140.5
Income from Operations	88.2	75.0
Other Expenses, net	0.4	0.2
Interest Expense	13.0	14.4
Interest Income	0.2	1.0
Income before Taxes	75.0	61.4
Provision for Income Taxes	15.7	13.8
Net Income	59.3	47.6
Less: Net Income Attributable to Noncontrolling Interests	0.9	1.3
Net Income Attributable to Regal Beloit Corporation	$58.4	$46.3
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.32	$1.03
Assuming Dilution	$1.31	$1.02
Cash Dividends Declared Per Share	$0.26	$0.24
Weighted Average Number of Shares Outstanding:
Basic	44.2	44.8
Assuming Dilution	44.5	45.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Income	$59.3	$47.6
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	30.6	29.4
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $3.7 Million and $11.9 Million for the Three Months ended March 31, 2018 and April 1, 2017, Respectively	11.5	19.4
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(0.6) Million and $4.4 Million for the Three Months ended March 31, 2018 and April 1, 2017, Respectively	(1.8)	7.3
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.2 Million and $0.2 Million for the Three Months Ended March 31, 2018 and April 1, 2017, Respectively	0.8	0.4
Other Comprehensive Income	41.1	56.5
Comprehensive Income	100.4	104.1
Less: Comprehensive Income Attributable to Noncontrolling Interest	1.9	1.8
Comprehensive Income Attributable to Regal Beloit Corporation	$98.5	$102.3
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 31, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$169.9	$139.6
Trade Receivables, Less Allowances of $11.4 Million in 2018 and $11.3 Million in 2017	562.8	506.3
Inventories	778.3	757.1
Prepaid Expenses and Other Current Assets	175.1	171.4
Total Current Assets	1,686.1	1,574.4
Net Property, Plant and Equipment	629.8	623.0
Goodwill	1,484.5	1,477.1
Intangible Assets, Net of Amortization	659.9	670.5
Deferred Income Tax Benefits	31.3	28.5
Other Noncurrent Assets	15.6	14.7
Total Assets	$4,507.2	$4,388.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$423.5	$384.3
Dividends Payable	11.4	11.5
Current Hedging Obligations	3.2	8.1
Accrued Compensation and Employee Benefits	66.2	74.2
Other Accrued Expenses	108.1	132.7
Current Maturities of Long-Term Debt	100.8	101.2
Total Current Liabilities	713.2	712.0
Long-Term Debt	1,081.5	1,039.9
Deferred Income Taxes	143.7	135.3
Noncurrent Hedging Obligations	0.1	0.9
Pension and Other Post Retirement Benefits	101.2	101.0
Other Noncurrent Liabilities	47.3	44.4
Contingencies (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 44.0 Million and 44.3 Million Shares Issued and Outstanding in 2018 and 2017, Respectively	0.4	0.4
Additional Paid-In Capital	857.5	877.5
Retained Earnings	1,655.1	1,611.6
Accumulated Other Comprehensive Loss	(123.9)	(164.0)
Total Regal Beloit Corporation Shareholders' Equity	2,389.1	2,325.5
Noncontrolling Interests	31.1	29.2
Total Equity	2,420.2	2,354.7
Total Liabilities and Equity	$4,507.2	$4,388.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	58.4	—	0.9	59.3
Other Comprehensive Income	—	—	—	40.1	1.0	41.1
Dividends Declared ($0.26 Per Share)	—	—	(11.4)	—	—	(11.4)
Stock Options Exercised	—	(0.9)	—	—	—	(0.9)
Stock Repurchase	—	(22.5)	(3.5)	—	—	(26.0)
Share-Based Compensation	—	3.4	—	—	—	3.4
Balance as of March 31, 2018	$0.4	$857.5	$1,655.1	$(123.9)	$31.1	$2,420.2

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	46.3	—	1.3	47.6
Other Comprehensive Income	—	—	—	56.0	0.5	56.5
Dividends Declared ($0.24 Per Share)	—	—	(10.8)	—	—	(10.8)
Stock Options Exercised	—	(0.7)	—	—	—	(0.7)
Share-Based Compensation	—	3.0	—	—	—	3.0
Balance as of April 1, 2017	$0.4	$906.8	$1,487.5	$(262.1)	$41.2	$2,173.8

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$59.3	$47.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	34.8	34.4
(Gain) Loss on Sale or Disposition of Assets, Net	0.2	(0.1)
Share-Based Compensation Expense	3.4	3.0
Gain on Sale of Businesses	—	(0.1)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures	(55.2)	(34.3)
Net Cash Provided by Operating Activities	42.5	50.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(19.3)	(17.0)
Sales of Investment Securities	0.5	0.5
Purchases of Investment Securities	—	(0.5)
Proceeds from Sale of Businesses	—	0.5
Proceeds from Sale of Assets	0.3	1.0
Net Cash Used in Investing Activities	(18.5)	(15.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	307.5	208.8
Repayments Under Revolving Credit Facility	(266.5)	(202.0)
Proceeds from Short-Term Borrowings	0.7	13.9
Repayments of Short-Term Borrowings	(1.1)	(14.1)
Repayments of Long-Term Borrowings	(0.1)	(50.1)
Dividends Paid to Shareholders	(11.5)	(10.8)
Shares Surrendered for Taxes	(0.9)	(1.1)
Proceeds from the Exercise of Stock Options	—	0.4
Payments of Contingent Consideration	—	(5.3)
Repurchase of Common Stock	(26.0)	—
Net Cash Provided by (Used in) Financing Activities	2.1	(60.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4.2	3.1
Net Increase (Decrease) in Cash and Cash Equivalents	30.3	(22.2)
Cash and Cash Equivalents at Beginning of Period	139.6	284.5
Cash and Cash Equivalents at End of Period	$169.9	$262.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$18.2	$19.1
Income taxes	$16.3	$13.8

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

(1) Basis of Presentation
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 30, 2017, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and April 1, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed on February 27, 2018.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2018.
The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension and post retirement assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; retirement benefits; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
New Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in Accumulated Other Comprehensive Loss (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the US tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the US tax law changes are recognized. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position as the adjustment will be between AOCI and Retained Earnings, both of which are components of Total Equity.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning December 30, 2018. The Company is currently evaluating the impact of the pending adoption of this standard on its Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Prospective application is required. The Company prospectively adopted ASU 2017-09 for its fiscal year beginning on December 31, 2017 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization. Additionally, the ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of Income from Operations. This ASU is effective for annual periods beginning after December 15, 2017. The amendments in the ASU are to be applied retrospectively for presentation in the Condensed Consolidated Statements of Income and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post retirement benefit. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on December 31, 2017. As a result of adopting the ASU, non-service cost related net periodic benefit income of $0.1 million and non-service cost related net periodic benefit costs of $0.3 million were reclassified from Cost of Sales and Operating Expenses, respectively, to Other Expenses, net for the three months ended April 1, 2017 on the Condensed Consolidated Statements of Income to conform to the current year presentation using the practical expedient allowed under the ASU.

The following table summarizes the recasted amounts on previously reported results due to the adoption of the ASU:

Dollars in Millions	2017	2016	2015
Commercial and Industrial Systems
Cost of Sales:
Reported	$1,227.0	$1,151.7	$1,253.8
Adjustment	0.5	0.5	(0.1)
Recasted	$1,227.5	$1,152.2	$1,253.7
Operating Expenses:
Reported	$277.3	$275.7	$307.2
Adjustment	(0.3)	(0.3)	(1.7)
Recasted	$277.0	$275.4	$305.5
Climate Solutions
Cost of Sales:
Reported	$735.4	$714.9	$779.0
Adjustment	(0.2)	(0.2)	(0.2)
Recasted	$735.2	$714.7	$778.8
Operating Expenses:
Reported	$114.6	$115.2	$115.6
Adjustment	(0.7)	(0.7)	(0.9)
Recasted	$113.9	$114.5	$114.7
Power Transmission Solutions
Cost of Sales:
Reported	$513.8	$492.7	$543.7
Adjustment	0.2	(0.1)	(0.2)
Recasted	$514.0	$492.6	$543.5
Operating Expenses:
Reported	$162.1	$153.7	$177.7
Adjustment	(0.5)	(1.1)	(1.1)
Recasted	$161.6	$152.6	$176.6
Total Company
Cost of Sales:
Reported	$2,476.2	$2,359.3	$2,576.5
Adjustment	0.5	0.2	(0.5)
Recasted	$2,476.7	$2,359.5	$2,576.0
Operating Expenses:
Reported	$554.0	$544.6	$600.5
Adjustment	(1.5)	(2.1)	(3.7)
Recasted	$552.5	$542.5	$596.8
Other Expenses, net:
Reported	$—	$—	$—
Adjustment	1.0	1.9	4.2
Recasted	$1.0	$1.9	$4.2

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize assets and liabilities arising from a lease on its balance sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. The new lease standard is effective for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company expects the new lease standard to increase its total assets and liabilities, however, it is currently evaluating the magnitude of the impact. The Company is currently evaluating the impact on its Condensed Consolidated Statements of Income. The Company has formed a team to implement the new lease standard and has selected a third-party software program to track and store its leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes current revenue recognition requirements. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. The new standard also requires additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its related updates, effective December 31, 2017 using the modified retrospective approach. Results for reporting periods beginning after December 30, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.

The majority of the Company’s sales are recognized when products are shipped from its manufacturing or distribution facilities to customers. For a limited number of contracts, the Company recognized revenue over time in proportion to costs incurred. Under the new standard, the Company continues to recognize revenue at a single Point-in-Time when control is transferred to the customer. In addition, for those contracts in which the Company recognizes revenue over time, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs.

The Company completed a comprehensive assessment of ASC 606 and its potential impacts on the Company and concluded that as a result of applying the modified retrospective method, the cumulative effect adjustment to Retained Earnings as of December 31, 2017, was immaterial. Consequently, the Company did not record an adjustment for such a cumulative effect to Retained Earnings. Further, the impact of adopting the new revenue standard does not have a material impact on the Company’s pattern of revenue recognition, results of operations, or financial position. The Company has also completed the process of updating accounting policies, evaluating new disclosure requirements, and identifying and implementing changes to its business processes, systems and controls to support revenue recognition and disclosure under the new guidance.

(2) Other Financial Information
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	March 31, 2018	December 30, 2017
Raw Material and Work in Process	48%	47%
Finished Goods and Purchased Parts	52%	53%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 53% of the Company's inventory at March 31, 2018, and 52% at December 30, 2017 was determined using the last-in, first-out ("LIFO") method.

Property, Plant and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	March 31, 2018	December 30, 2017
Land and Improvements		$79.1	$78.2
Buildings and Improvements	3 - 50	305.5	294.5
Machinery and Equipment	3 - 15	1,001.8	986.8
Property, Plant and Equipment		1,386.4	1,359.5
Less: Accumulated Depreciation		(756.6)	(736.5)
Net Property, Plant and Equipment		$629.8	$623.0
Revenue Recognition

The Company recognizes revenue from the sale of electric motors, electrical motion controls, power generation and power transmission products. The Company recognizes revenue when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.
Nature of Goods and Services
The Company derives revenue from the sale of electric motors, electrical motion controls, power generation and power transmission products. The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM’s customers. The Company reports in three operating segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions.
Commercial and Industrial Systems - This segment primarily serves commercial HVAC, pool and spa, standby and critical power and oil and gas markets. Products in this segment include medium and large electric motors, commercial and industrial equipment, power generation products, high-performance drives and controls and capacitors.
Climate Solutions - This segment primarily serves the residential, light commercial HVAC, water heaters and commercial refrigeration markets. Products in this segment include small motors, controls and air moving solutions.
Power Transmission Solutions - This segment primarily serves the beverage, bulk handling, metals, special machinery, energy and aerospace markets. Products in this segment include belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products.
Nature of Performance Obligations
The Company’s contracts with customers typically consist of purchase orders, invoices and master supply agreements. At contract inception, across all three segments, the Company assesses the goods and services promised in its sales arrangements with customers and identifies a performance obligation for each promise to transfer to the customer a good or service that is distinct. The Company’s primary performance obligations consist of product sales and customized system/solutions.
Product:
The nature of products varies from segment to segment but across all segments, individual products are not integrated and represent separate performance obligations. Revenue from product sales is typically recognized at the time of product shipment.
Customized systems/solutions:
The Company provides customized system/solutions which consist of multiple products engineered and designed to specific customer specification, combined or integrated into one combined solutions for a specific customer application. The performance obligation is typically satisfied as goods are transferred to the customer and revenue is recognized over-time.
When Performance Obligations are Satisfied

For performance obligations related to product sales, the Company determines that the customer obtains control upon shipment and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company considers control to have transferred upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.
For a limited number of contracts, the Company transfers control and recognizes revenue over time. The Company satisfies its performance obligations as goods are transferred to the customer and uses a cost-based input method to measure progress. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods to the customer.
Payment Terms
The arrangement with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms vary by customer but typically range from due upon delivery to 120 days after delivery.
Returns, Refunds, and Warranties
The Company’s contracts do not explicitly offer a “general” right of return to its customers (e.g. customers ordered excess products and return unused items). Customers generally receive repair or replacement on products that do not function to specification and are treated under warranty accrual. Estimated product warranties are provided for specific product groups and the Company accrues for estimated future warranty cost in the period in which the sale is recognized. The Company estimates the accrual requirements based on historical warranty loss experience and the cost is included in Cost of Sales.
Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, they are entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended March 31, 2018 (in millions):

Three Months Ended March 31, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$288.5	$219.4	$167.4	$675.3
Asia	67.0	12.6	4.7	84.3
Europe	19.0	10.9	24.9	54.8
Rest-of-World	39.5	17.0	7.9	64.4
Total	$414.0	$259.9	$204.9	$878.8

Practical Expedients and Exemptions
The Company typically expenses incremental direct costs of obtaining a contract, primarily sales commissions, as incurred because the amortization period is expected to be 12 months or less. Contract costs are included in Operating Expenses on the accompanying Condensed Consolidated Statements of Earnings.
Due to the short nature of the Company’s contracts, the Company has adopted a practical expedient to not disclose revenue allocated to remaining performance obligations as substantially all of its contracts have original terms of 12 months or less.
The Company typically does not include in its transaction price any amounts collected from customers for sales taxes.
The Company has elected to account for shipping and handling costs as fulfillment activities and expense the costs as incurred.
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

(3) Accumulated Other Comprehensive Loss
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in AOCI, a component of Total Equity.
The following table presents changes in AOCI by component for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended
	March 31, 2018
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.6	$(32.6)	$(140.0)	$(164.0)
Other Comprehensive Income (Loss) before Reclassifications	15.2	(0.3)	29.9	44.8
Tax Impact	(3.7)	—	—	(3.7)
Amounts Reclassified from Accumulated Other Comprehensive Loss	(2.4)	1.0	—	(1.4)
Tax Impact	0.6	(0.2)	—	0.4
Net Current Period Other Comprehensive Income	9.7	0.5	29.9	40.1
Ending Balance	$18.3	$(32.1)	$(110.1)	$(123.9)

	Three Months Ended
	April 1, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(41.1)	$(36.0)	$(241.0)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	31.3	(0.2)	29.1	60.2
Tax Impact	(11.9)	—	—	(11.9)
Amounts Reclassified from Accumulated Other Comprehensive Loss	11.7	0.6	—	12.3
Tax Impact	(4.4)	(0.2)	—	(4.6)
Net Current Period Other Comprehensive Income	26.7	0.2	29.1	56.0
Ending Balance	$(14.4)	$(35.8)	$(211.9)	$(262.1)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 12 of Notes to Condensed Consolidated Financial Statements.
The reclassification amounts for pension and post retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Operating Expenses (see also Note 7 of Notes to Condensed Consolidated Financial Statements).

(4) Goodwill and Intangible Assets
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.
The following table presents changes to goodwill during the three months ended March 31, 2018 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 30, 2017	$1,477.1	$548.8	$342.4	$585.9
Translation Adjustments	7.4	3.5	0.2	3.7
Balance as of March 31, 2018	$1,484.5	$552.3	$342.6	$589.6

Cumulative Goodwill Impairment Charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		March 31, 2018		December 30, 2017
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	16	$724.8	$261.5	$720.9	$249.6
Technology	13	193.3	126.4	192.3	122.8
Trademarks	15	33.0	26.3	32.8	25.7
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-Compete Agreements	8	8.6	8.5	8.5	8.4
		976.3	439.3	971.1	423.1
Non-Amortizable Trade Names		122.9	—	122.5	—
		$1,099.2	$439.3	$1,093.6	$423.1

Amortization expense recorded for the three months ended March 31, 2018 was $13.6 million. Amortization expense recorded for the three months ended April 1, 2017 was $14.1 million. Amortization expense for 2018 is estimated to be $54.4 million.
The following table presents future annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2019	$53.9
2020	50.9
2021	43.5
2022	41.8
2023	41.8

(5) Segment Information
The Company is comprised of three operating segments: Commercial and Industrial Systems, Climate Solutions, and Power Transmission Solutions.
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
The following table presents certain financial information attributable to the Company's operating segments for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Three Months Ended March 31, 2018
External Sales	$414.0	$259.9	$204.9	$—	$878.8
Intersegment Sales	15.1	5.5	4.6	(25.2)	—
Total Sales	429.1	265.4	209.5	(25.2)	878.8
Gross Profit	99.8	63.7	71.4	—	234.9
Operating Expenses	70.7	31.4	44.6	—	146.7
Income from Operations	29.1	32.3	26.8	—	88.2
Depreciation and Amortization	15.4	5.4	14.0	—	34.8
Capital Expenditures	11.0	4.5	3.8	—	19.3
Three Months Ended April 1, 2017
External Sales	$381.2	$247.7	$184.6	$—	$813.5
Intersegment Sales	15.9	8.2	0.7	(24.8)	—
Total Sales	397.1	255.9	185.3	(24.8)	813.5
Gross Profit	95.5	60.8	59.2	—	215.5
Operating Expenses	69.8	29.4	41.3	—	140.5
Income from Operations	25.7	31.4	17.9	—	75.0
Depreciation and Amortization	15.2	5.5	13.7	—	34.4
Capital Expenditures	10.6	4.3	2.1	—	17.0

The following table presents identifiable assets information attributable to the Company's operating segments as of March 31, 2018 and December 30, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of March 31, 2018	$1,922.3	$941.7	$1,643.2	$4,507.2
Identifiable Assets as of December 30, 2017	$1,854.1	$909.9	$1,624.2	$4,388.2

(6) Debt and Bank Credit Facilities
The following table presents the Company’s indebtedness as of March 31, 2018 and December 30, 2017 (in millions):

	March 31, 2018	December 30, 2017
Term Facility	$621.1	$621.1
Senior Notes	500.0	500.0
Multicurrency Revolving Facility	60.8	19.7
Other	5.3	5.7
Less: Debt Issuance Costs	(4.9)	(5.4)
Total	1,182.3	1,141.1
Less: Current Maturities	100.8	101.2
Non-Current Portion	$1,081.5	$1,039.9

The Credit Agreement
In connection with the Company's acquisition of the Power Transmission Solutions business of Emerson Electric Co. (the "PTS Acquisition"), on January 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.1% for the three months ended March 31, 2018 and 2.3% for the three months ended April 1, 2017. The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 31, 2018, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $60.8 million, $5.1 million of standby letters of credit issued under the facility, and $434.1 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $130.7 million and the weighted average interest rate on the Multicurrency Revolving Facility was 3.1% for the three months ended March 31, 2018. The average daily balance in borrowings under the Multicurrency Revolving Facility was $103.6 million and the weighted average interest rate on the Multicurrency Revolving Facility was 2.4% for the three months ended April 1, 2017. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
Senior Notes
At March 31, 2018, the Company had $500.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of March 31, 2018, $400.0 million of the 2011 Notes are included in Long-Term Debt and $100.0 million of the 2011 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at March 31, 2018 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$500.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of March 31, 2018.

Other Notes Payable

At March 31, 2018, other notes payable of approximately $5.3 million were outstanding with a weighted average interest rate of 5.0%. At December 30, 2017, other notes payable of approximately $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 13 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,198.6 million and $1,165.4 million as of March 31, 2018 and December 30, 2017, respectively.

(7) Retirement and Post Retirement Health Care Plans
The following table presents the Company’s net periodic benefit cost components (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Service Cost	$1.8	$1.8
Interest Cost	2.4	2.4
Expected Return on Plan Assets	(3.0)	(2.8)
Amortization of Prior Service Cost and Net Actuarial Loss	1.0	0.6
Net Periodic Benefit Cost	$2.2	$2.0

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit cost are included in Other Expenses, net on the Company's Condensed Consolidated Statements of Income.
The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2018 fiscal year are $3.5 million and $0.2 million, respectively.
For the three months ended March 31, 2018 and April 1, 2017, the Company contributed $0.9 million and $0.8 million, respectively, to post retirement plans. The Company expects to make total contributions of $9.2 million in 2018. The Company contributed a total of $8.6 million in fiscal 2017. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2017 Annual Report on Form 10-K filed on February 27, 2018.

(8) Shareholders' Equity
Repurchase of Common Stock

The Company acquired and retired 351,000 shares of its common stock in the quarter ended March 31, 2018, at an average cost of $74.14 per share for a total cost of $26.0 million. The repurchases were made under the 3.0 million share repurchase program approved by the Company’s Board of Directors in November 2013. There are approximately 1.4 million shares of the Company's common stock available for repurchase under this program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are granted in the second fiscal quarter.

The Company recognized approximately $3.4 million and $3.0 million in share-based compensation expense for the three months ended March 31, 2018 and April 1, 2017, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.8 million and $1.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of March 31, 2018, total unrecognized compensation cost related to share-based compensation awards was approximately $19.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years.

Approximately 1.0 million shares were available for future grant under the 2013 Equity Incentive Plan at March 31, 2018. The 2018 Equity Incentive Plan was approved by the shareholders on April 30, 2018 and supersedes the 2013 Equity Incentive Plan.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the three months ended March 31, 2018 and April 1, 2017, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	March 31, 2018	April 1, 2017
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$0.5	$2.5
Cash Received from Stock Option Exercises	—	0.4
Income Tax Benefit from the Exercise of Stock Options	0.1	0.4
Total Fair Value of Share-Based Incentive Awards Vested	0.4	0.1

The following table presents a summary of share-based incentive plan grant activity (SARs) for the three months ended March 31, 2018.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	1,601,791	$66.46
Granted	—	—
Exercised	(17,086)	43.68
Forfeited	(3,564)	69.15
Expired	(500)	72.29
Outstanding at March 31, 2018	1,580,641	$66.70	3.2	$13.0
Exercisable at March 31, 2018	979,245	$65.11	3.2	$8.8

Compensation expense recognized related to SARs was $0.8 million for the three months ended March 31, 2018.
As of March 31, 2018, there was $8.4 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.1 years.

The number of SARs expected to vest is materially consistent with those outstanding and not yet exercisable.

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
The following table presents a summary of RSA activity for the three months ended March 31, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs at December 30, 2017	13,941	$80.70	0.4
Granted	—	—
Vested	—	—
Unvested RSAs at March 31, 2018	13,941	$80.70	0.1

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million for the three months ended March 31, 2018.
As of March 31, 2018, there was $0.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.1 years.
The following table presents a summary of RSU activity for the three months ended March 31, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs at December 30, 2017	260,533	$70.81	1.7
Granted	200	78.00
Vested	(25,074)	71.40
Forfeited	(2,677)	69.77
Unvested RSUs at March 31, 2018	232,982	$70.76	1.5
RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $1.9 million for the three months ended March 31, 2018.
As of March 31, 2018, there was $7.0 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.5 years.
Performance Share Units
Performance share units ("PSU") consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of three years and vest three years from the grant date. The PSUs have performance criteria based on a return on invested capital metric or they have performance criteria using returns relative to the Company's peer group. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights associated with these instruments until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price as of the grant date depending on the performance criteria for the award.

The following table presents a summary of PSU activity for the three months ended March 31, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs at December 30, 2017	155,116	$70.43	2.0
Granted	—	—
Vested	(1,359)	57.43
Forfeited	(12,391)	71.74
Unvested PSUs at March 31, 2018	141,366	$70.44	1.7
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.4 million for the three months ended March 31, 2018. Total unrecognized compensation expense for all PSUs granted as of March 31, 2018 is estimated to be $4.4 million which is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.

(9) Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the US corporate income tax. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The primary impacts of the Act reflected in the Condensed Consolidated Financial Statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate; a one-time mandatory transition tax on undistributed earnings of foreign affiliates; and deferred taxes in connection with a change in the Company’s intent to permanently reinvest the historical undistributed earnings of its foreign affiliates. The Securities and Exchange Commission (the “SEC”) provided guidance that allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year from the date of enactment. The Company recorded a net $1.0 million provisional reduction in tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional benefit recognized related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse was $51.0 million. The provisional expense recognized related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $40.0 million of which the Company will elect to pay over a period of eight years. The Company also recognized a provisional expense of $10.0 million for local withholding taxes on foreign earnings not deemed permanently reinvested. The Company continues to believe this is a reasonable estimate related to the Act using all analyses, interpretations and guidance available at this time. The Company continues to assess the impact of the Act, and the final impact may differ from this estimate, possibly materially, due to, changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions the Company may take as a result, among other things. The Act also subjects US shareholders to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy. As of March 31, 2018, the Company has included GILTI related to current year earnings only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

The effective tax rate for the three months ended March 31, 2018 was 21.0% versus 22.5% for the three months ended April 1, 2017. The change in the effective tax rate for the three months ended March 31, 2018 was primarily driven by the mix of earnings and the impact of the Act.

As of March 31, 2018 and December 30, 2017, the Company had approximately $6.8 million and $6.7 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2013, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2011.

(10) Earnings Per Share
Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.6 million and 0.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Denominator for Basic Earnings Per Share	44.2	44.8
Effect of Dilutive Securities	0.3	0.3
Denominator for Diluted Earnings Per Share	44.5	45.1

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
The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Beginning Balance	$16.0	$20.3
Less: Payments	(5.1)	(8.3)
Provisions	4.7	6.1
Translation Adjustments	—	0.1
Ending Balance	$15.6	$18.2
These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheet.

(12) Derivative Financial Instruments
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2018 and April 1, 2017.
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
At March 31, 2018, the Company had $1.7 million of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, the Company had $(2.0) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of March 31, 2018, the Company had the following currency forward contracts outstanding (with maturities extending through December 2019) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$286.3
Mexican Peso	147.4
Euro	62.9
Indian Rupee	30.9
Canadian Dollar	10.4
Australian Dollar	13.7
Thai Baht	8.5
British Pound	5.3

As of March 31, 2018, the Company had the following commodity forward contracts outstanding (with maturities extending through June 2019) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$88.7
Aluminum	7.3

The following table presents fair values of derivative instruments as of March 31, 2018 and December 30, 2017 (in millions):

	March 31, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$20.6	$4.0	$0.7	$—
Commodity Contracts	2.5	0.1	1.6	0.1
Not Designated as Hedging Instruments:
Currency Contracts	4.8	—	0.8	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$27.9	$4.1	$3.2	$0.1

	December 30, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$11.5	$2.5	$7.9	$0.9
Commodity Contracts	10.8	0.7	—	—
Not Designated as Hedging Instruments:
Currency Contracts	4.1	—	0.2	—
Commodity Contracts	0.2	—	—	—
Total Derivatives	$26.6	$3.2	$8.1	$0.9

The effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) was as follows (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 31, 2018				April 1, 2017
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(7.7)	$22.9	$—	$15.2	$2.3	$29.0	$—	$31.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2	—	0.1	—	0.1
Gain (Loss) Recognized in Cost of Sales	4.0	(1.8)	—	2.2	0.9	(11.6)	—	(10.7)
Loss Recognized in Interest Expense	—	—	—	—	—	—	(1.1)	(1.1)

The ineffective portion of hedging instruments recognized during the three months ended March 31, 2018 and April 1, 2017 was immaterial.
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) Recognized in Cost of Sales	$(0.3)	$—	$1.6	$—
Gain Recognized in Operating Expenses	—	4.3	—	4.4
The net AOCI hedging component balance of $18.3 million gain at March 31, 2018 includes $15.8 million of net current deferred gains expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended March 31, 2018 and December 30, 2017.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	March 31, 2018
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$25.4	$(1.5)	$23.9
Derivative Commodity Contracts	2.5	(1.7)	0.8
Other Noncurrent Assets:
Derivative Currency Contracts	4.0	—	4.0
Derivative Commodity Contracts	0.1	(0.1)	—
Current Hedging Obligations:
Derivative Currency Contracts	1.5	(1.5)	—
Derivative Commodity Contracts	1.7	(1.7)	—
Noncurrent Hedging Obligations:
Derivative Commodity Contracts	0.1	(0.1)	—

	December 30, 2017
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.6	$(5.9)	$9.7
Derivative Commodity Contracts	11.0	—	11.0
Other Noncurrent Assets:
Derivative Currency Contracts	2.5	(0.7)	1.8
Derivative Commodity Contracts	0.7	—	0.7
Current Hedging Obligations:
Derivative Currency Contracts	8.1	(5.9)	2.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	(0.7)	0.2

(13) Fair Value

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 31, 2018 and December 30, 2017, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 6 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at March 31, 2018 and December 30, 2017.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 30, 2017 (in millions):

	March 31, 2018	December 30, 2017	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$25.4	$15.6	Level 2
Derivative Commodity Contracts	2.5	11.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.7	5.7	Level 1
Derivative Currency Contracts	4.0	2.5	Level 2
Derivative Commodity Contracts	0.1	0.7	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	1.5	8.1	Level 2
Derivative Commodity Contracts	1.7	—	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	—	0.9	Level 2
Derivative Commodity Contracts	0.1	—	Level 2

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
During the three months ended March 31, 2018, there were no transfers between classification Levels 1, 2 or 3.

(14) Restructuring Activities
The Company incurred restructuring and restructuring related costs on projects beginning in 2014. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's Simplification initiatives, such as asset write downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees' remaining service period while restructuring costs for plant relocation costs and restructuring related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Beginning Balance	$1.2	$0.6
Provision	1.7	3.2
Less: Payments	(2.5)	(2.8)
Ending Balance	$0.4	$1.0

The following table presents a reconciliation of restructuring and restructuring-related costs for the restructuring projects for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended
	March 31, 2018			April 1, 2017
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$—	$—	$—	$1.2	$0.6	$1.8
Facility Related Costs	0.6	0.2	0.8	0.7	0.2	0.9
Other Expenses	0.1	0.8	0.9	—	—	—
Total Restructuring Costs	$0.7	$1.0	$1.7	$1.9	$0.8	$2.7
Restructuring Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$0.5	$—	$0.5
Total Restructuring Related Costs	$—	$—	$—	$0.5	$—	$0.5
Total Restructuring and Restructuring Related Costs	$0.7	$1.0	$1.7	$2.4	$0.8	$3.2

The following table shows the allocation of restructuring costs by segment for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Restructuring Costs - Three Months Ended March 31, 2018	$1.3	$0.4	$—	$1.7
Restructuring Costs - Three Months Ended April 1, 2017	$1.7	$1.1	$0.4	$3.2

The Company's current restructuring activities are expected to continue into 2018. The Company expects to record aggregate future charges of approximately $5.2 million which includes $1.0 million of employee termination expenses and $4.2 million of facility related and other costs.

(15) Subsequent Event
On April 10, 2018 the Company acquired Nicotra Gebhardt S.p.A. (“NG”) for a preliminary purchase price of $154 million. NG is headquartered in Italy and has manufacturing facilities in Europe and Asia. With annual revenues of approximately $150 million, NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The Company purchased NG because management believes NG will expand the Company's energy-efficient solutions for its customers. The financial results of NG will be included in the Company’s Commercial & Industrial Systems segment. The purchase of NG was funded with available cash and borrowings of approximately $88 million under the Company’s Multicurrency Revolving Facility. The purchase price allocation is not disclosed as the initial accounting is incomplete as of the filing date.

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

Operating Profit. Our operating profit consists of the segment gross profit less the segment operating expenses. In addition, there are shared operating costs that cover corporate, engineering and information technology expenses that are consistently allocated to the operating segments and are included in the segment operating expenses. Operating profit is a key metric used to measure year over year performance of the segments.

Restructuring and Restructuring Related Costs. Beginning in 2014, we announced the closure of several of our manufacturing and warehouse facilities and consolidation into existing facilities to simplify manufacturing operations in our Commercial and

Industrial Systems, Climate Solutions and Power Transmission Solutions segments. As a result of these closures, we incurred restructuring and restructuring-related costs. Restructuring costs includes employee termination and plant relocation costs. Restructuring related costs includes costs directly associated with actions resulting from our simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees' remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

Outlook
Our order trends remain positive, and we continue to expect low single digit organic sales growth for the full year.

Results of Operations
Three Months Ended March 31, 2018 Compared to April 1, 2017
Net sales increased $65.3 million or 8.0% for the first quarter 2018 compared to the first quarter 2017. The increase consisted of an organic sales growth increase of 5.8% and a positive foreign currency translation impact of 2.2%. Gross profit increased $19.4 million or 20 basis points as a percentage of net sales for the first quarter 2018 as compared to the first quarter 2017 primarily due to the sales volume increase which was partially offset by commodity inflation. Operating expenses for the first quarter 2018 increased $6.2 million or 4.4% as compared to the same period in the prior year primarily due to increased compensation and benefit costs. Operating expenses as a percentage of sales decreased 60 basis points to 16.7% for the first quarter 2018 from the leveraging of costs on the increased sales volume.
Commercial and Industrial Systems Segment net sales for the first quarter 2018 were $414.0 million, an increase of 8.6% as compared to first quarter 2017 net sales of $381.2 million. The increase consisted of an organic sales growth increase of 5.6% driven by broad strength in commercial HVAC, oil and gas and power generation. In addition, foreign currency translation had a positive impact of 3.0%. Gross profit increased $4.3 million or 4.5% on higher sales volume which was partially offset by commodity inflation. Operating expenses for the first quarter 2018 were $70.7 million compared to $69.8 million in the first quarter 2017. Operating expenses as a percentage of net sales decreased 120 basis points to 17.1% for the first quarter 2018 from the leveraging of costs on the increased sales volume.
Climate Solutions Segment net sales for the first quarter 2018 were $259.9 million, an increase of 4.9% compared to first quarter 2017 net sales of $247.7 million. The increase consisted of an organic sales growth increase of 3.9% driven by growth in North American residential HVAC which was partially offset by commercial refrigeration. Foreign currency translation had a positive 1.0% impact on the net sales for the first quarter 2018. Gross profit increased $2.9 million or 4.8% on higher sales volume partially offset by commodity inflation. Operating expenses for the first quarter 2018 were $31.4 million compared to $29.4 million in the first quarter 2017. Operating expenses as a percentage of net sales increased 30 basis points to 12.1% for the first quarter 2018.
Power Transmission Solutions Segment net sales for the first quarter 2018 were $204.9 million, an increase of 11.0% compared to first quarter 2017 net sales of $184.6 million. The increase consisted of an organic sales growth increase of 8.8% primarily driven by strength in oil and gas, renewable energy, aerospace and distribution. Foreign currency translation had a positive impact of 2.2%. Gross profit for the first quarter 2018 increased $12.2 million or 20.6% primarily due to the increase in sales volume. Operating expenses for the first quarter 2018 increased $3.3 million as compared to the first quarter 2017 primarily due to increased compensation and benefit costs. Operating expense as a percentage of net sales decreased 60 basis points to 21.8% for the first quarter 2018 from the leveraging of costs on the increased sales volume.
Three Months Ended April 1, 2017 Compared to April 2, 2016
Net sales for the first quarter 2017 were $813.5 million, a 0.6% decrease compared to first quarter 2016 net sales of $818.2 million. The decrease consisted of a negative foreign currency translation impact of 0.6% and a negative divestiture impact of 0.6%, offset by a favorable impact from organic sales growth of 0.7%. Gross profit for the first quarter 2017 decreased $2.0 million compared to the first quarter 2016 due to the sales volume decrease in the Power Transmission Solutions segment, offset by increases in both the Commercial and Industrial Systems and Climate Solutions segments, resulting in gross profit as a percentage of sales remaining flat. Operating expenses for the first quarter 2017 decreased $7.2 million compared to the same period in the prior year primarily due to cost controls, including lower amortization and depreciation expenses.
Commercial and Industrial Systems segment net sales for the first quarter 2017 were $381.2 million, a 1.0% increase compared to first quarter 2016 net sales of $377.6 million. The increase consisted of an organic sales increase of 1.7% driven by growth in Asia and in the power generation businesses. Foreign currency translation had a negative impact of 0.8%. Gross profit for the first quarter 2017 increased $2.0 million compared to 2016 primarily due to an increase in sales volume. Operating expenses for the first quarter 2017 decreased by $2.0 million compared to 2016 primarily due to cost controls, including lower amortization and depreciation expenses.

Climate Solutions segment net sales for the first quarter 2017 were $247.7 million, a 3.3% increase compared to first quarter 2016 net sales of $239.8 million. The increase consisted of an organic sales increase of 3.7% driven by growth in North American residential HVAC, partially offset by diminishing weakness in Middle East end markets. Foreign currency translation had a negative impact of 0.4%. Gross profit for the first quarter 2017 increased by $4.6 million primarily due to an increase in sales volume as compared to 2016. Operating expenses for the first quarter 2017 decreased by $2.0 million compared to 2016 primarily due to cost controls, including lower amortization expenses.
Power Transmission Solutions segment net sales for the first quarter 2017 were $184.6 million or an 8.1% decrease compared to first quarter 2016 net sales of $200.8 million. The decrease consisted of an organic sales growth decrease of 5.0%, a negative impact from the divestiture of 2.6%, and a negative foreign currency translation impact of 0.5%. Organic sales declines were primarily driven by renewable energy demand patterns and diminishing weakness in oil & gas end markets. Gross profit for the first quarter 2017 decreased $8.4 million primarily due to a decrease in sales volume. Operating expenses for the first quarter 2017 decreased $3.2 million compared to 2016 primarily due to cost controls.

	Three Months Ended
	March 31, 2018	April 1, 2017
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$414.0	$381.2
Climate Solutions	259.9	247.7
Power Transmission Solutions	204.9	184.6
Consolidated	$878.8	$813.5

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	24.1%	25.1%
Climate Solutions	24.5%	24.5%
Power Transmission Solutions	34.8%	32.1%
Consolidated	26.7%	26.5%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	17.1%	18.3%
Climate Solutions	12.1%	11.8%
Power Transmission Solutions	21.8%	22.4%
Consolidated	16.7%	17.3%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	7.0%	6.7%
Climate Solutions	12.4%	12.7%
Power Transmission Solutions	13.1%	9.7%
Consolidated	10.0%	9.2%

Income from Operations	$88.2	$75.0
Other Expenses, net	0.4	0.2
Interest Expense	13.0	14.4
Interest Income	0.2	1.0
Income before Taxes	75.0	61.4
Provision for Income Taxes	15.7	13.8
Net Income	59.3	47.6
Less: Net Income Attributable to Noncontrolling Interests	0.9	1.3
Net Income Attributable to Regal Beloit Corporation	$58.4	$46.3

The effective tax rate for the three months ended March 31, 2018 was 21.0% versus 22.5% for the three months ended April 1, 2017. The change in the effective tax rate for the three months ended March 31, 2018 was primarily driven by the mix of earnings and the impact of the Tax Cuts and Jobs Act of 2017 ("the Act").

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

Cash flow provided by operating activities was $42.5 million for the three months ended March 31, 2018, a $8.0 million decrease from the three months ended April 1, 2017. The decrease was primarily the result of the higher investment in net working capital for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017.

Cash flow used in investing activities was $18.5 million for the three months ended March 31, 2018 versus $15.5 million for the three months ended April 1, 2017. This change was driven by an increase for property, plant and equipment purchases of $2.3 million for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017.

Cash flow provided by financing activities was $2.1 million for the three months ended March 31, 2018, compared to $60.3 million used in financing activities for the three months ended April 1, 2017. Net borrowings of $40.5 million were made during the three months ended March 31, 2018, compared to net debt repayments of $43.5 million made during the three months ended April 1, 2017. We paid $11.5 million in dividends to shareholders in the three months ended March 31, 2018, compared to $10.8 million for the three months ended April 1, 2017. Cash used for share repurchases was $26.0 million for the three months ended March 31, 2018. There were no share repurchases for the three months ended April 1, 2017.

Our working capital was $972.9 million at March 31, 2018, compared to $862.4 million at December 30, 2017. At March 31, 2018 and December 30, 2017, our current ratio (which is the ratio of our current assets to current liabilities) was 2.4:1 and 2.2:1, respectively. Our working capital increased primarily due to an increase in Trade Receivables of $56.5 million and a $21.2 million increase in Inventories which was partially offset by a $39.2 million increase in Accounts Payable as compared to December 30, 2017. We will pay $100.0 million of our 2011 Notes due in July using existing cash as well as cash generated from operations. The acquisition of Nicotra Gebhardt S.p.A. was funded by using existing cash as well as borrowing on our Multicurrency Revolving Facility.

The following table presents selected financial information and statistics as of March 31, 2018 and December 30, 2017 (in millions):

	March 31, 2018	December 30, 2017
Cash and Cash Equivalents	$169.9	$139.6
Trade Receivables, Net	562.8	506.3
Inventories	778.3	757.1
Working Capital	972.9	862.4
Current Ratio	2.4:1	2.2:1

At March 31, 2018, our cash and cash equivalents totaled $169.9 million. At March 31, 2018, $165.0 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), dividends to the US no longer incur US tax however a one-time tax on the mandatory deemed repatriation of foreign earnings payable over eight years was included in the Act. We recognized a provisional charge of $40.0 million related to the historical unremitted earnings for the year ended December 30, 2017, as a result of the Act, payable over eight years.

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.1% for the three months ended March 31, 2018 and 2.3% for the three months ended April 1, 2017. The Credit Agreement requires we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 31, 2018, we had borrowings under the Multicurrency Revolving Facility in the amount of $60.8 million, $5.1 million of standby letters of credit issued under the facility, and $434.1 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $130.7 million and the weighted average interest rate on the Multicurrency Revolving Facility was 3.1% for the three months ended March 31, 2018. The average daily balance in borrowings under the Multicurrency Revolving Facility was $103.6 million and the weighted average interest rate on the Multicurrency Revolving Facility was 2.4% for the three months ended April 1, 2017. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At March 31, 2018, we had $500.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of March 31, 2018, $400.0 million of the 2011 Notes are included in Long-Term Debt and $100.0 million of the 2011 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at March 31, 2018 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$500.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of March 31, 2018.

Other Notes Payable

At March 31, 2018, other notes payable of approximately $5.3 million were outstanding with a weighted average interest rate of 5.0%. At December 30, 2017, other notes payable of approximately $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 13 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,198.6 million and $1,165.4 million as of March 31, 2018 and December 30, 2017, respectively.

Critical Accounting Policies

Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended December 30, 2017, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At March 31, 2018, we had $504.7 million of fixed rate debt and $682.5 million of variable rate debt. We have utilized interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 31, 2018 would result in a $2.1 million change in after-tax annualized earnings.
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
Derivatives
As of March 31, 2018, derivative currency assets (liabilities) of $25.4 million, $4.0 million, $(1.5) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 30, 2017, derivative currency assets (liabilities) of $15.6 million, $2.5 million, $(8.1) million and $(0.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains on the contracts of $17.4 million net of tax, and $3.3 million net of tax, as of March 31, 2018 and December 30, 2017 respectively, were recorded in AOCI. At March 31, 2018, we had $0.1 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, we had $(4.7) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2018 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$286.3	$18.8	$28.6	$(28.6)
Mexican Peso	147.4	8.0	14.7	(14.7)
Euro	62.9	(0.7)	6.3	(6.3)
Indian Rupee	30.9	1.6	3.1	(3.1)
Canadian Dollar	10.4	(0.1)	1.0	(1.0)
Australian Dollar	13.7	(0.1)	1.4	(1.4)
Thai Baht	8.5	0.5	0.9	(0.9)
British Pound	5.3	(0.1)	0.5	(0.5)

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
Derivatives
Derivative commodity assets (liabilities) of $2.5 million, $0.1 million, $(1.7) million, and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively, at March 31, 2018. Derivative commodity assets of $11.0 million and $0.7 million are recorded in Prepaid Expenses and Noncurrent Assets at December 30, 2017, respectively. The unrealized gains(losses) on the effective portion of the contracts of $(0.8) million net of tax and $7.3 million net of tax, as of March 31, 2018 and December 30, 2017, respectively, were recorded in AOCI. At March 31, 2018, we had $1.6 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, there was $2.7 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2018 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$88.7	$1.0	$8.9	$(8.9)
Aluminum	7.3	(0.2)	0.7	(0.7)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of $18.3 million gain at March 31, 2018 includes $15.8 million of net current deferred gains expected to be realized in the next twelve months.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, which is incorporated here by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risk and uncertainties have not changed materially from those reported in Item 1A in our 2017 Annual Report on Form 10-K for the year ended December 30, 2017, which is incorporated here by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header “Cautionary Statement” contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended March 31, 2018.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
Dec 31 to Feb 3	—	$—	—	1,743,196
Feb 4 to Mar 3	351,000	74.14	351,000	1,392,196
Mar 4 to Mar 31	—	—	—	1,392,196
	351,000		351,000

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 31, 2018, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
In November 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended March 31, 2018, we acquired 351,000 shares pursuant to this authorization. We have entered into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization, and certain of our purchases under the authorization during the quarter were made pursuant to the Rule 10b5-1 trading plan.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL BELOIT CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Vice President Chief Financial Officer (Principal Financial Officer)

/s/ Jason R. Longley
Jason R. Longley Vice President Corporate Controller (Principal Accounting Officer)

Date: May 10, 2018

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.