Form 10-Q
period 2018-06-30
REGAL BELOIT CORP
filed 2018-08-08
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 3, 2018 there were 43,454,347 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

•
actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and power transmission control industries;

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Sales	$959.7	$869.2	$1,838.5	$1,682.7
Cost of Sales	712.3	646.4	1,356.2	1,244.4
Gross Profit	247.4	222.8	482.3	438.3
Operating Expenses	147.8	139.6	294.5	280.1
Income From Operations	99.6	83.2	187.8	158.2
Other Expenses, net	0.4	0.2	0.8	0.4
Interest Expense	14.2	14.7	27.2	29.1
Interest Income	0.6	1.0	0.8	2.0
Income Before Taxes	85.6	69.3	160.6	130.7
Provision For Income Taxes	18.3	15.0	34.0	28.8
Net Income	67.3	54.3	126.6	101.9
Less: Net Income Attributable to Noncontrolling Interests	1.4	1.3	2.3	2.6
Net Income Attributable to Regal Beloit Corporation	$65.9	$53.0	$124.3	$99.3
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.51	$1.19	$2.83	$2.22
Assuming Dilution	$1.50	$1.18	$2.81	$2.20
Cash Dividends Declared Per Share	$0.28	$0.26	$0.54	$0.50
Weighted Average Number of Shares Outstanding:
Basic	43.8	44.7	44.0	44.8
Assuming Dilution	44.1	45.1	44.3	45.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Income	$67.3	$54.3	$126.6	$101.9
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(68.8)	39.1	(38.2)	68.5
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(3.9) Million and $6.1 Million for the Three Months ended June 30, 2018 and July 1, 2017 and $(0.2) Million and $18.0 Million for the Six Months ended June 30, 2018 and July 1, 2017, Respectively	(12.3)	10.0	(0.8)	29.4
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(2.8) Million and $1.8 Million for the Three Months ended June 30, 2018 and July 1, 2017 and $(3.4) Million and $6.2 Million for the Six Months ended June 30, 2018 and July 1, 2017, Respectively	(8.5)	2.7	(10.3)	10.0
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.2 Million and $0.2 Million for the Three Months Ended June 30, 2018 and July 1, 2017 and $0.4 Million and $0.4 Million for the Six Months Ended June 30, 2018 and July 1, 2017, Respectively	0.7	0.4	1.5	0.8
Other Comprehensive Income (Loss)	(88.9)	52.2	(47.8)	108.7
Comprehensive Income (Loss)	(21.6)	106.5	78.8	210.6
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(0.4)	1.8	1.5	3.6
Comprehensive Income (Loss) Attributable to Regal Beloit Corporation	$(21.2)	$104.7	$77.3	$207.0
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$175.6	$139.6
Trade Receivables, Less Allowances of $11.4 Million in 2018 and $11.3 Million in 2017	607.7	506.3
Inventories	785.3	757.1
Prepaid Expenses and Other Current Assets	155.7	171.4
Total Current Assets	1,724.3	1,574.4
Net Property, Plant and Equipment	650.2	623.0
Goodwill	1,535.1	1,477.1
Intangible Assets, Net of Amortization	676.6	670.5
Deferred Income Tax Benefits	27.4	28.5
Other Noncurrent Assets	21.1	14.7
Total Assets	$4,634.7	$4,388.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$438.6	$384.3
Dividends Payable	12.2	11.5
Current Hedging Obligations	13.9	8.1
Accrued Compensation and Employee Benefits	74.4	74.2
Other Accrued Expenses	128.5	132.7
Current Maturities of Long-Term Debt	100.5	101.2
Total Current Liabilities	768.1	712.0
Long-Term Debt	1,235.1	1,039.9
Deferred Income Taxes	143.8	135.3
Noncurrent Hedging Obligations	2.2	0.9
Pension and Other Post Retirement Benefits	95.8	101.0
Other Noncurrent Liabilities	49.0	44.4
Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 43.5 Million and 44.3 Million Shares Issued and Outstanding in 2018 and 2017, Respectively	0.4	0.4
Additional Paid-In Capital	820.8	877.5
Retained Earnings	1,704.4	1,611.6
Accumulated Other Comprehensive Loss	(215.6)	(164.0)
Total Regal Beloit Corporation Shareholders' Equity	2,310.0	2,325.5
Noncontrolling Interests	30.7	29.2
Total Equity	2,340.7	2,354.7
Total Liabilities and Equity	$4,634.7	$4,388.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	99.3	—	2.6	101.9
Other Comprehensive Income	—	—	—	107.7	1.0	108.7
Dividends Declared ($0.50 Per Share)	—	—	(22.3)	—	—	(22.3)
Stock Options Exercised	—	(3.1)	—	—	—	(3.1)
Stock Repurchase	—	(17.7)	(4.0)	—	—	(21.7)
Share-Based Compensation	—	7.1	—	—	—	7.1
Balance as of July 1, 2017	$0.4	$890.8	$1,525.0	$(210.4)	$43.0	$2,248.8

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	124.3	—	2.3	126.6
Other Comprehensive Loss	—	—	—	(47.0)	(0.8)	(47.8)
Dividends Declared ($0.54 Per Share)	—	—	(23.6)	—	—	(23.6)
Stock Options Exercised	—	(4.3)	—	—	—	(4.3)
Stock Repurchase	—	(59.6)	(12.5)	—	—	(72.1)
Share-Based Compensation	—	7.2	—	—	—	7.2
Adoption of Accounting Pronouncement ASU 2018-02	—	—	4.6	(4.6)	—	—
Balance as of June 30, 2018	$0.4	$820.8	$1,704.4	$(215.6)	$30.7	$2,340.7
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2018	July 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$126.6	$101.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	71.0	68.8
(Gain) Loss on Sale or Disposition of Assets, Net	2.4	(0.3)
Share-Based Compensation Expense	7.2	7.1
Exit of Business	—	3.9
Gain on Sale of Businesses	—	(0.1)
Change in Operating Assets and Liabilities	(62.9)	(32.4)
Net Cash Provided By Operating Activities	144.3	148.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(40.5)	(33.7)
Sales of Investment Securities	0.5	0.5
Purchases of Investment Securities	—	(0.5)
Business Acquisitions, Net of Cash Acquired	(161.5)	—
Proceeds from Sale of Businesses	—	0.5
Proceeds from Sale of Assets	0.4	1.3
Net Cash Used In Investing Activities	(201.1)	(31.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	692.1	492.2
Repayments Under Revolving Credit Facility	(498.2)	(494.3)
Proceeds from Short-Term Borrowings	9.4	15.1
Repayments of Short-Term Borrowings	(10.1)	(15.0)
Proceeds from Long-Term Borrowings	0.2	0.3
Repayments of Long-Term Borrowings	(0.1)	(112.1)
Dividends Paid to Shareholders	(22.9)	(21.4)
Shares Surrendered for Taxes	(2.9)	(3.4)
Proceeds from the Exercise of Stock Options	—	0.4
Payments of Contingent Consideration	—	(5.3)
Repurchase of Common Stock	(71.1)	(21.0)
Net Cash Provided By (Used In) Financing Activities	96.4	(164.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.6)	6.7
Net Increase (Decrease) in Cash and Cash Equivalents	36.0	(40.8)
Cash and Cash Equivalents at Beginning of Period	139.6	284.5
Cash and Cash Equivalents at End of Period	$175.6	$243.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$25.4	$26.8
Income taxes	$42.5	$30.6

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 30, 2017, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 30, 2018 and for the six months ended June 30, 2018 and July 1, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed on February 27, 2018.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2018.
The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension and post retirement assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; retirement benefits; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31.
New Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in Accumulated Other Comprehensive Loss (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to Retained Earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the US tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the US tax law changes are recognized. The Company has elected to early adopt this standard as of April 1, 2018. During the second quarter, the Company has elected to reclassify the stranded effects from the US tax law changes from AOCI to Retained Earnings on a prospective basis. As a result of the adoption of ASU 2018-02, the Company has reclassified $4.6 million from AOCI to Retained Earnings. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements. See Note 4 of Notes to Condensed Consolidated Financial Statements for a breakout of the impact by component.
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

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization. Additionally, the ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of Income from Operations. This ASU is effective for annual periods beginning after December 15, 2017. The amendments in the ASU are to be applied retrospectively for presentation in the Condensed Consolidated Statements of Income and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post retirement benefit. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on December 31, 2017. As a result of adopting the ASU, non-service cost related net periodic benefit income of $0.2 million and $0.3 million and non-service cost related net periodic benefit costs of $0.4 million and $0.7 million were reclassified from Cost of Sales and Operating Expenses, respectively, to Other Expenses, net for the three and six month period ended July 1, 2017, respectively, on the Condensed Consolidated Statements of Income to conform to the current year presentation using the practical expedient allowed under this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize assets and liabilities arising from a lease on its balance sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The amendment will also allow lessors the option to make a policy election to treat lease and non-lease components as a single lease component under certain conditions. The Company is currently evaluating its options related to this update. The new lease standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company expects the new lease standard to increase its total assets and liabilities, however, it is currently evaluating the magnitude of the impact. The Company is currently evaluating the impact on its Condensed Consolidated Statements of Income. The Company formed a team to implement the new lease standard and is working with its third-party software program to upload information to track and store its leases.

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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	June 30, 2018	December 30, 2017
Raw Material and Work in Process	49%	47%
Finished Goods and Purchased Parts	51%	53%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 52% of the Company's inventory at June 30, 2018, and 52% at December 30, 2017 was determined using the last-in, first-out ("LIFO") method.
Property, Plant and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	June 30, 2018	December 30, 2017
Land and Improvements		$85.1	$78.2
Buildings and Improvements	3 - 50	316.7	294.5
Machinery and Equipment	3 - 15	1,010.6	986.8
Property, Plant and Equipment		1,412.4	1,359.5
Less: Accumulated Depreciation		(762.2)	(736.5)
Net Property, Plant and Equipment		$650.2	$623.0
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
Customized systems/solutions:
The Company provides customized system/solutions which consist of multiple products engineered and designed to specific customer specification, combined or integrated into one combined solution for a specific customer application. The performance obligation is typically satisfied as goods are transferred to the customer and revenue is recognized over-time.
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
For a limited number of contracts, the Company transfers control and recognizes revenue over time. The Company satisfies its performance obligations as goods are transferred to the customer and uses a cost-based input method to measure progress. In applying the cost-based method of revenue recognition, the Company uses actual costs incurred to date relative to the total estimated costs for the contract in conjunction with the customer's commitment to perform in determining the amount of revenue and cost to recognize. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods to the customer.
Payment Terms
The arrangement with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms vary by customer but typically range from due upon delivery to 120 days after delivery. For contracts recognized at a point in time, revenue and billing typically occur simultaneously. The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. For contracts recognized using the cost-based input method, revenue recognized in excess of customer billings and billings in excess of revenue recognized are reviewed to determine the net asset or net liability position and classified as such on the Condensed Consolidated Balance Sheet.
Returns, Refunds, and Warranties
The Company’s contracts do not explicitly offer a “general” right of return to its customers (e.g. customers ordered excess products and return unused items). Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company generally only offers limited warranties which are considered to be assurance type warranties and are not accounted for as separate performance obligations under the revenue model. Customers generally receive repair or replacement on products that do not function to specification and are treated under warranty accrual. Estimated product warranties are provided for specific product groups and the Company accrues for estimated future warranty cost in the period in which the sale is recognized. The Company estimates the accrual requirements based on historical warranty loss experience and the cost is included in Cost of Sales.
Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, they are entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region for the three and six month period ended June 30, 2018 (in millions):

Three Months Ended June 30, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$303.4	$240.9	$188.7	$733.0
Asia	93.0	11.2	5.0	109.2
Europe	52.6	13.7	14.5	80.8
Rest-of-World	20.0	11.5	5.2	36.7
Total	$469.0	$277.3	$213.4	$959.7

Six Months Ended June 30, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$591.9	$460.3	$356.1	$1,408.3
Asia	160.0	23.8	9.7	193.5
Europe	71.6	24.6	39.4	135.6
Rest-of-World	59.5	28.5	13.1	101.1
Total	$883.0	$537.2	$418.3	$1,838.5
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

3. ACQUISITIONS AND DIVESTITURES
The results of operations of acquired businesses are included in the Condensed Consolidated Financial Statements from the date of acquisition. Acquisition and acquisition related expenses of $1.2 million were recorded in Operating Expenses for the three and six months ended June 30, 2018. There were no acquisition and acquisition related expenses for the three and six months ended July 1, 2017.
2018 Acquisitions

Nicotra Gebhardt

On April 10, 2018, the Company acquired Nicotra Gebhardt S.p.A ("NG") for $161.5 million in cash, net of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in the Company's Commercial & Industrial Systems segment from the date of acquisition.

The Company has not yet completed its full analysis of the fair value of tangible assets acquired and liabilities assumed and the allocation of any excess acquisition cost over the fair value of the net tangible assets acquired to any separately identifiable intangible assets. As a result, the initial accounting is incomplete. The Company booked provisional amounts at the acquisition date and will adjust the provisional amounts retrospectively during the allowed measurement period. The Company is in process of valuing property, plant and equipment using both a market approach and a cost approach depending on the asset. Intangible assets are being valued using the present value of projected future cash flows. Significant assumptions include royalty rates, discount rates and customer attrition. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the provisional fair value of assets acquired and liabilities assumed:

As of April 10, 2018
Current Assets	$17.2
Trade Receivables	28.0
Inventories	22.0
Property, Plant and Equipment	41.0
Intangible Assets	38.7
Goodwill	67.6
Other Noncurrent Assets	2.7
Total Assets Acquired	217.2
Accounts Payable	16.7
Current Liabilities Assumed	14.2
Long-Term Liabilities Assumed	16.3
Net Assets Acquired	$170.0

Other Disclosures

The Condensed Consolidated Statements of Income include the results of operations of NG since the date of acquisition, and such results are reflected in the Commercial and Industrial Systems segment. Results of operations since the date of acquisition and supplemental pro forma financial information have not been presented for the NG acquisition as such information is not material to the results of operations.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in AOCI, a component of Total Equity.

The following table presents changes in AOCI by component for the three and six months ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended
	June 30, 2018
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$18.3	$(32.1)	$(110.1)	$(123.9)
Other Comprehensive Income (Loss) before Reclassifications	(16.2)	0.3	(67.3)	(83.2)
Tax Impact	3.9	—	—	3.9
Amounts Reclassified from Accumulated Other Comprehensive Loss	(11.3)	0.9	—	(10.4)
Tax Impact	2.8	(0.2)	—	2.6
Net Current Period Other Comprehensive Income (Loss)	(20.8)	1.0	(67.3)	(87.1)
Adoption of Accounting Pronouncement ASU 2018-02	2.0	(6.6)	—	(4.6)
Ending Balance	$(0.5)	$(37.7)	$(177.4)	$(215.6)

	Three Months Ended
	July 1, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(14.4)	$(35.8)	$(211.9)	$(262.1)
Other Comprehensive Income (Loss) before Reclassifications	16.1	(0.1)	38.7	54.7
Tax Impact	(6.1)	—	—	(6.1)
Amounts Reclassified from Accumulated Other Comprehensive Loss	4.5	0.6	—	5.1
Tax Impact	(1.8)	(0.2)	—	(2.0)
Net Current Period Other Comprehensive Income	12.7	0.3	38.7	51.7
Ending Balance	$(1.7)	$(35.5)	$(173.2)	$(210.4)

	Six Months Ended
	June 30, 2018
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.6	$(32.6)	$(140.0)	$(164.0)
Other Comprehensive Loss before Reclassifications	(1.0)	—	(37.4)	(38.4)
Tax Impact	0.2	—	—	0.2
Amounts Reclassified from Accumulated Other Comprehensive Loss	(13.7)	1.9	—	(11.8)
Tax Impact	3.4	(0.4)	—	3.0
Net Current Period Other Comprehensive Income (Loss)	(11.1)	1.5	(37.4)	(47.0)
Adoption of Accounting Pronouncement ASU 2018-02	2.0	(6.6)	—	(4.6)
Ending Balance	$(0.5)	$(37.7)	$(177.4)	$(215.6)

	Six Months Ended
	July 1, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(41.1)	$(36.0)	$(241.0)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	47.4	(0.3)	67.8	114.9
Tax Impact	(18.0)	—	—	(18.0)
Amounts Reclassified from Accumulated Other Comprehensive Loss	16.2	1.2	—	17.4
Tax Impact	(6.2)	(0.4)	—	(6.6)
Net Current Period Other Comprehensive Income	39.4	0.5	67.8	107.7
Ending Balance	$(1.7)	$(35.5)	$(173.2)	$(210.4)
The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements.
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

The following table presents changes to goodwill during the six months ended June 30, 2018 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 30, 2017	$1,477.1	$548.8	$342.4	$585.9
Acquisition and Valuation Adjustments	67.6	67.6	—	—
Translation Adjustments	(9.6)	(5.9)	(0.8)	(2.9)
Balance as of June 30, 2018	$1,535.1	$610.5	$341.6	$583.0

Cumulative Goodwill Impairment Charges	$275.7	$244.8	$7.7	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		June 30, 2018		December 30, 2017
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	16	$744.2	$270.1	$720.9	$249.6
Technology	13	191.6	126.5	192.3	122.8
Trademarks	13	41.2	26.1	32.8	25.7
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-Compete Agreements	8	8.4	8.3	8.5	8.4
		1,002.0	447.6	971.1	423.1
Non-Amortizable Trade Names		122.2	—	122.5	—
		$1,124.2	$447.6	$1,093.6	$423.1

Amortization expense recorded for the three and six months ended June 30, 2018 was $14.0 million and $27.6 million, respectively. Amortization expense recorded for the three and six months ended July 1, 2017 was $13.9 million and $28.0 million, respectively. Amortization expense for 2018 is estimated to be $55.5 million.
The following table presents future annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2019	$55.6
2020	52.7
2021	45.3
2022	43.7
2023	43.7

6. SEGMENT INFORMATION

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and six months ended June 30, 2018 and July 1, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Three Months Ended June 30, 2018
External Sales	$469.0	$277.3	$213.4	$—	$959.7
Intersegment Sales	12.5	5.8	7.4	(25.7)	—
Total Sales	481.5	283.1	220.8	(25.7)	959.7
Gross Profit	105.7	72.9	68.8	—	247.4
Operating Expenses	75.2	28.9	43.7	—	147.8
Income From Operations	30.5	44.0	25.1	—	99.6
Depreciation and Amortization	17.2	5.2	13.8	—	36.2
Capital Expenditures	8.9	7.9	4.4	—	21.2
Three Months Ended July 1, 2017
External Sales	$407.4	$270.5	$191.3	$—	$869.2
Intersegment Sales	19.9	6.0	2.2	(28.1)	—
Total Sales	427.3	276.5	193.5	(28.1)	869.2
Gross Profit	91.8	68.2	62.8	—	222.8
Operating Expenses	71.2	27.8	40.6	—	139.6
Income From Operations	20.6	40.4	22.2	—	83.2
Depreciation and Amortization	14.8	5.6	14.0	—	34.4
Capital Expenditures	11.1	2.3	3.3	—	16.7

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Six Months Ended June 30, 2018
External Sales	$883.0	$537.2	$418.3	$—	$1,838.5
Intersegment Sales	27.6	11.3	12.0	(50.9)	—
Total Sales	910.6	548.5	430.3	(50.9)	1,838.5
Gross Profit	205.5	136.6	140.2	—	482.3
Operating Expenses	145.9	60.3	88.3	—	294.5
Income From Operations	59.6	76.3	51.9	—	187.8
Depreciation and Amortization	32.6	10.6	27.8	—	71.0
Capital Expenditures	19.9	12.4	8.2	—	40.5
Six Months Ended July 1, 2017
External Sales	$788.6	$518.2	$375.9	$—	$1,682.7
Intersegment Sales	35.8	14.2	2.9	(52.9)	—
Total Sales	824.4	532.4	378.8	(52.9)	1,682.7
Gross Profit	187.3	129.0	122.0	—	438.3
Operating Expenses	141.0	57.2	81.9	—	280.1
Income From Operations	46.3	71.8	40.1	—	158.2
Depreciation and Amortization	30.0	11.1	27.7	—	68.8
Capital Expenditures	21.7	6.6	5.4	—	33.7

The following table presents identifiable assets information attributable to the Company's operating segments as of June 30, 2018 and December 30, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of June 30, 2018	$2,085.1	$927.1	$1,622.5	$4,634.7
Identifiable Assets as of December 30, 2017	$1,854.1	$909.9	$1,624.2	$4,388.2

7. DEBT AND BANK CREDIT FACILITIES
The following table presents the Company’s indebtedness as of June 30, 2018 and December 30, 2017 (in millions):

	June 30, 2018	December 30, 2017
Term Facility	$621.1	$621.1
Senior Notes	500.0	500.0
Multicurrency Revolving Facility	213.7	19.7
Other	5.0	5.7
Less: Debt Issuance Costs	(4.2)	(5.4)
Total	1,335.6	1,141.1
Less: Current Maturities	100.5	101.2
Non-Current Portion	$1,235.1	$1,039.9

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
The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.3% and 3.2% for the three and six months ended June 30, 2018, respectively and 2.5% and 2.4% for the three and six months ended July 1, 2017, respectively. The Credit Agreement requires the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At June 30, 2018, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $213.7 million, $0.2 million of standby letters of credit issued under the facility, and $286.1 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $241.0 million and $185.9 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 3.2% and 3.1% for the three and six months ended June 30, 2018, respectively. The average daily balance in borrowings under the Multicurrency Revolving Facility was $114.8 million and $109.2 million and the weighted average interest rate on the Multicurrency Revolving Facility was 2.5% and 2.4% for the three and six months ended July 1, 2017. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At June 30, 2018, the Company had $500.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of June 30, 2018, $400.0 million of the 2011 Notes are included in Long-Term Debt and $100.0 million of the 2011 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at June 30, 2018 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$500.0

The Company has an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of June 30, 2018.

Other Notes Payable

At June 30, 2018, other notes payable of approximately $5.0 million were outstanding with a weighted average interest rate of 4.9%. At December 30, 2017, other notes payable of approximately $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,351.0 million and $1,165.4 million as of June 30, 2018 and December 30, 2017, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS
The following table presents the Company’s net periodic benefit cost components (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service Cost	$1.9	$1.8	$3.7	$3.6
Interest Cost	2.4	2.4	4.8	4.8
Expected Return on Plan Assets	(2.9)	(2.8)	(5.9)	(5.6)
Amortization of Prior Service Cost and Net Actuarial Loss	0.9	0.6	1.9	1.2
Net Periodic Benefit Cost	$2.3	$2.0	$4.5	$4.0

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net period benefit costs are included in Other Expenses, net on the Company's Condensed Consolidated Statements of Income.
The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2018 fiscal year are $3.5 million and $0.2 million, respectively.
For the three months ended June 30, 2018 and July 1, 2017, the Company contributed $6.0 million and $1.4 million, respectively, to post retirement plans. For the six months ended June 30, 2018 and July 1, 2017, the Company contributed $6.9 million and $2.2 million, respectively, to post retirement plans. The Company expects to make total contributions of $9.2 million in 2018. The Company contributed a total of $8.6 million in fiscal 2017. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2017 Annual Report on Form 10-K filed on February 27, 2018.

9. SHAREHOLDERS’ EQUITY
Repurchase of Common Stock

The Company acquired and retired 579,005 shares of its common stock in the quarter ended June 30, 2018, at an average cost of$79.60 per share for a total cost of $46.1 million. The Company acquired and retired 930,005 shares of its common stock for the six months ended June 30, 2018, at an average cost of $77.55 per share for a total cost of $72.1 million. The repurchases were made under the 3.0 million share repurchase program approved by the Company’s Board of Directors in November, 2013. There were approximately 0.8 million shares of the Company's common stock available for repurchase under this program at June 30, 2018. At a meeting of the Board of Directors on July 24, 2018, this repurchase program was extinguished and replaced with an authorization to purchase up to $250.0 million of shares.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are granted in the second fiscal quarter.

The Company recognized approximately $3.8 million and $4.1 million in share-based compensation expense for the three months ended June 30, 2018 and July 1, 2017, respectively. Share-based compensation expense was $7.2 million and $7.1 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.9 million and $1.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.7 million and $2.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of June 30, 2018, total unrecognized compensation cost related to share-based compensation awards was approximately $30.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

Approximately 2.6 million shares were available for future grant under the 2018 Equity Incentive Plan at June 30, 2018.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the six months ended June 30, 2018 and July 1, 2017, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the six months ended June 30, 2018 and July 1, 2017 (in millions):

	June 30, 2018	July 1, 2017
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$3.6	$3.1
Cash Received from Stock Option Exercises	—	0.4
Income Tax Benefit (Expense) from the Exercise of Stock Options	(0.1)	0.7
Total Fair Value of Share-Based Incentive Awards Vested	4.0	4.3

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2018	2017
Per Share Weighted Average Fair Value of Grants	$22.73	$23.31
Risk-Free Interest Rate	2.9%	2.1%
Expected Life (Years)	7.0	7.0
Expected Volatility	27.8%	28.6%
Expected Dividend Yield	1.4%	1.3%
The average risk-free interest rate is based on the US Treasury security rate as of the grant date. The expected dividend yield is based on the projected annual dividend as a percentage of the estimated market value of the Company's common stock as of the grant date. The Company estimated the expected volatility using a weighted average of daily historical volatility of the Company's stock price over the expected term of the award. The Company estimated the expected term using historical data adjusted for the estimated exercise dates of unexercised awards.
The following table presents a summary of share-based incentive plan grant activity (SARs) for the six months ended June 30, 2018.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercisable at December 30, 2017	1,601,791	$66.46
Granted	193,357	77.60
Exercised	(205,740)	60.26
Forfeited	(5,206)	70.30
Expired	(1,250)	54.28
Outstanding at June 30, 2018	1,582,952	$68.63	5.9	$20.9
Exercisable at June 30, 2018	972,381	$65.63	4.2	$15.7

Compensation expense recognized related to SARs was $1.8 million for the six months ended June 30, 2018.
As of June 30, 2018, there was $11.4 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.6 years.

The number of SARs expected to vest is materially consistent with those outstanding and not yet exercisable.
Restricted Stock Awards and Restricted Stock Units
Restricted stock awards ("RSA") and restricted stock units ("RSU") consist of shares or the rights to shares of the Company's stock. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee.
The following table presents a summary of RSA award activity for the six months ended June 30, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs at December 30, 2017	13,941	$80.70	0.4
Granted	15,660	74.38
Vested	(13,941)	80.70
Unvested RSAs at June 30, 2018	15,660	$74.38	0.9

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.6 million for the six months ended June 30, 2018.
As of June 30, 2018, there was $1.0 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.9 years.
The following table presents a summary of RSU award activity for the six months ended June 30, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs at December 30, 2017	260,533	$70.81	1.7
Granted	77,426	74.45
Vested	(97,650)	76.35
Forfeited	(4,609)	69.74
Unvested RSUs at June 30, 2018	235,700	$69.73	2.1
RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $3.7 million for the six months ended June 30, 2018.
As of June 30, 2018, there was $10.1 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.
Performance Share Units
Performance share units ("PSU") consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of 3 years and vest 3 years from the grant date. The PSUs have performance criteria based on a return on invested capital metric or they have performance criteria using returns relative to the Company's peer group. As set forth in the individual award agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights associated with PSUs until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price as of the grant date depending on the performance criteria for the award.

The following table presents the assumptions used in the Company's Monte Carlo simulation:

	June 30, 2018	July 1, 2017
Risk-Free Interest Rate	2.7%	1.6%
Expected Life (Years)	3.0	3.0
Expected Volatility	25.0%	24.0%
Expected Dividend Yield	1.4%	1.3%

The following table presents a summary of PSU activity for the six months ended June 30, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs at December 30, 2017	155,116	$70.43	2.0
Granted	50,659	83.80
Vested	(1,359)	57.43
Forfeited	(36,576)	83.55
Unvested PSUs at June 30, 2018	167,840	$71.71	2.2
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.1 million for the six months ended June 30, 2018. Total unrecognized compensation expense for all PSUs granted as of June 30, 2018 is estimated to be $7.5 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.2 years.

10. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the US corporate income tax. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The primary impacts of the Act reflected in the Condensed Consolidated Financial Statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate; a one-time mandatory transition tax on undistributed earnings of foreign affiliates; and deferred taxes in connection with a change in the Company’s intent to permanently reinvest the historical undistributed earnings of its foreign affiliates. The Securities and Exchange Commission (the “SEC”) provided guidance that allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year from the date of enactment. The Company recorded a net $1.0 million provisional reduction in tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional benefit recognized related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse was $51.0 million. The provisional expense recognized related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $40.0 million of which the Company will elect to pay over a period of eight years. On August 1, 2018, the U.S. Department of Treasury released proposed rules related to the one-time transition tax. The Company is currently evaluation the potential impact of the proposed rules on the Condensed Consolidated Financial Statements. The Company also recognized a provisional expense of $10.0 million for local withholding taxes on foreign earnings not deemed permanently reinvested. The Company continues to believe this is a reasonable estimate related to the Act using all analysis, interpretations and guidance available at this time. The Company continues to assess the impact of the Act, and the final impact may differ from this estimate, possibly materially, due to, changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions the Company may take as a result, among other things. The Act also subjects US shareholders to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy. As of June 30, 2018, the Company has included GILTI related to current year earnings only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

The effective tax rate for the three months ended June 30, 2018 was 21.4% versus 21.6% for the three months ended July 1, 2017. The effective tax rate for the six months ended June 30, 2018 was 21.2% versus 22.0% for the six months ended July 1, 2017. The change in the effective tax rate for the three months ended June 30, 2018 was primarily driven by the mix of earnings and the impact of the Act. The change in the effective tax rate for the six months ended June 30, 2018 was primarily driven by the mix of earnings and the impact of the Act.
As of June 30, 2018 and December 30, 2017, the Company had approximately $7.6 million and $6.7 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2013, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2011.
11. EARNINGS PER SHARE
Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.7 million and 0.4 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and 0.6 million and 0.4 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Denominator for Basic Earnings Per Share	43.8	44.7	44.0	44.8
Effect of Dilutive Securities	0.3	0.4	0.3	0.3
Denominator for Diluted Earnings Per Share	44.1	45.1	44.3	45.1

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
The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning Balance	$15.6	$18.2	$16.0	$20.3
Less: Payments	(4.9)	(4.5)	(10.0)	(12.8)
Provisions	6.1	4.4	10.8	10.5
Acquisition	0.3	—	0.3	—
Translation Adjustments	(0.1)	—	(0.1)	0.1
Ending Balance	$17.0	$18.1	$17.0	$18.1
These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheet.

13. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps are utilized to manage interest rate risk associated with the Company's floating rate borrowings.
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2018 or July 1, 2017.
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
At June 30, 2018, the Company had $0.2 million of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, the Company had $(2.0) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of June 30, 2018, the Company had the following currency forward contracts outstanding (with maturities extending through April 2021) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$285.2
Mexican Peso	173.1
Euro	111.8
Indian Rupee	32.9
Canadian Dollar	11.8
Australian Dollar	12.5
Thai Baht	8.0
British Pound	12.3

As of June 30, 2018, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2019) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$80.0
Aluminum	5.9

As of June 30, 2018, the Company had a $88.4 million notional receive variable/pay-fixed interest rate swap with a maturity of April 10, 2021.
The following table presents the fair values of derivative instruments as of June 30, 2018 and December 30, 2017 (in millions):

	June 30, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$0.5	$—	$—
Currency Contracts	7.1	4.5	4.7	2.0
Commodity Contracts	1.0	—	2.8	0.2
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	6.4	—
Total Derivatives	$8.3	$5.0	$13.9	$2.2

	December 30, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$11.5	$2.5	$7.9	$0.9
Commodity Contracts	10.8	0.7	—	—
Not Designated as Hedging Instruments:
Currency Contracts	4.1	—	0.2	—
Commodity Contracts	0.2	—	—	—
Total Derivatives	$26.6	$3.2	$8.1	$0.9

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	June 30, 2018				July 1, 2017
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(1.2)	$(16.0)	$1.0	$(16.2)	$2.2	$13.9	$—	$16.1
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	2.7	3.7	—	6.4	3.8	(7.5)	—	(3.7)
Gain recognized in Operating Expenses	—	4.3	—	4.3	—	—	—	—
Gain (Loss) Recognized in Interest Expense	—	—	0.5	0.5	—	—	(1.1)	(1.1)

	Six Months Ended
	June 30, 2018				July 1, 2017
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(8.9)	$6.9	$1.0	$(1.0)	$4.5	$42.9	$—	$47.4
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3	—	0.4	—	0.4
Gain (Loss) Recognized in Cost of Sales	6.7	1.9	—	8.6	4.7	(19.1)	—	(14.4)
Gain recognized in Operating Expenses	—	4.3	—	4.3	—	—	—	—
Gain (Loss) Recognized in Interest Expense	—	—	0.5	0.5	—	—	(2.2)	(2.2)
The ineffective portion of hedging instruments recognized during the three and six months ended June 30, 2018 and July 1, 2017, respectively, was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss Recognized in Cost of Sales	$—	$—	$(1.4)	$—
Gain (Loss) Recognized in Operating Expenses	—	(6.5)	—	3.3

	Six Months Ended
	June 30, 2018		July 1, 2017
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) Recognized in Cost of Sales	$(0.3)	$—	$0.2	$—
Gain (Loss) Recognized in Operating Expenses	—	(2.2)	—	7.7
The net AOCI hedging component balance of a $(0.5) million loss at June 30, 2018 includes $0.4 million of net current deferred gains expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended June 30, 2018 and December 30, 2017.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	June 30, 2018
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$7.3	$(4.3)	$3.0
Derivative Commodity Contracts	1.0	(1.0)	—
Other Noncurrent Assets:
Derivative Currency Contracts	4.5	(0.5)	4.0
Current Hedging Obligations:
Derivative Currency Contracts	11.1	(4.3)	6.8
Derivative Commodity Contracts	2.8	(1.0)	1.8
Noncurrent Hedging Obligations:
Derivative Currency Contracts	2.0	(0.5)	1.5
Derivative Commodity Contracts	0.2	—	0.2

	December 30, 2017
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.6	$(5.9)	$9.7
Derivative Commodity Contracts	11.0	—	11.0
Other Noncurrent Assets:
Derivative Currency Contracts	2.5	(0.7)	1.8
Derivative Commodity Contracts	0.7	—	0.7
Current Hedging Obligations:
Derivative Currency Contracts	8.1	(5.9)	2.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	(0.7)	0.2

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 30, 2018 and December 30, 2017, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at June 30, 2018 and December 30, 2017.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 30, 2017 (in millions):

	June 30, 2018	December 30, 2017	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$7.3	$15.6	Level 2
Derivative Commodity Contracts	1.0	11.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.8	5.7	Level 1
Derivative Currency Contracts	4.5	2.5	Level 2
Derivative Commodity Contracts	—	0.7	Level 2
Interest Rate Swap	0.5	—	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	11.1	8.1	Level 2
Derivative Commodity Contracts	2.8	—	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	2.0	0.9	Level 2
Derivative Commodity Contracts	0.2	—	Level 2

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
During the six months ended June 30, 2018, there were no transfers between classification Levels 1, 2 or 3.

15. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring related costs on projects beginning in 2014. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's Simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning Balance	$0.4	$1.0	$1.2	$0.6
Provision	1.5	7.7	3.2	10.9
Less: Payments	1.6	7.4	4.1	10.2
Ending Balance	$0.3	$1.3	$0.3	$1.3

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and six months ended June 30, 2018 and July 1, 2017, respectively (in millions):

	Three Months Ended
	June 30, 2018			July 1, 2017
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$—	$—	$—	$1.2	$0.7	$1.9
Facility Related Costs	0.5	0.6	1.1	1.6	0.1	1.7
Other Expenses	0.4	—	0.4	3.9	—	3.9
Total Restructuring Costs	$0.9	$0.6	$1.5	$6.7	$0.8	$7.5
Restructuring Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$0.2	$—	$0.2
Other Expenses	—	—	—	—	—	—
Total Restructuring Related Costs	$—	$—	$—	$0.2	$—	$0.2
Total Restructuring and Restructuring Related Costs	$0.9	$0.6	$1.5	$6.9	$0.8	$7.7

	Six Months Ended
	June 30, 2018			July 1, 2017
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$—	$—	$—	$2.4	$1.3	$3.7
Facility Related Costs	1.1	0.8	1.9	2.3	0.3	2.6
Other Expenses	0.5	0.8	1.3	3.9	—	3.9
Total Restructuring Costs	$1.6	$1.6	$3.2	$8.6	$1.6	$10.2
Restructuring Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$0.7	$—	$0.7
Other Expenses	—	—	—	—	—	—
Total Restructuring Related Costs	$—	$—	$—	$0.7	$—	$0.7
Total Restructuring and Restructuring Related Costs	$1.6	$1.6	$3.2	$9.3	$1.6	$10.9

The following table presents the allocation of Restructuring Costs by segment for the three and six months ended June 30, 2018 and July 1, 2017 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Three Months Ended June 30, 2018	$1.5	$0.7	$0.7	$0.1
Restructuring Costs - Three Months Ended July 1, 2017	$7.7	$6.9	$0.6	$0.2

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Six Months Ended June 30, 2018	$3.2	$2.0	$1.1	$0.1
Restructuring Costs - Six Months Ended July 1, 2018	$10.9	$8.6	$1.7	$0.6

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $3.9 million which includes $0.5 million of employee termination expenses and $3.4 million of facility related and other costs.

16. SUBSEQUENT EVENT
On July 24, 2018, the Board of Directors extinguished the November 2013 share purchase authorization and replaced it with a new authorization to purchase up to $250.0 million of shares.

On July 31, 2018, the Company received notification from a customer of its Residential Hermetic business that it would wind down operations over the next 60 days. This business accounted for sales of $31.9 million for the six months ended June 30, 2018. As a result of this notification, the Company has accelerated its plans to exit this non-core underperforming business. The Company estimates this action to exit will result in fiscal 2018 impairment and other exit related costs of up to $35.0 million, of which $3.5 million is cash.

The Company has evaluated subsequent events from June 30, 2018 through the date of this report.

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

Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; and (v) shipping. The majority of our cost of sales consists of raw materials and components. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate this through fixed-price agreements with suppliers and our hedging strategies. We are currently reducing the number of suppliers we use in order to leverage better prices and terms that can be obtained with higher volume orders. A large number of our suppliers are in North America. As we expand production and our geographic footprint, we expect it may be advantageous to increase our use of foreign suppliers. When we experience commodity price increases, we have tended to announce price increases to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term contracts, we tend to include material price formulas that specify quarterly or semi-annual price adjustments based on a variety of factors, including commodity prices.

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

Results of Operations
Three Months Ended June 30, 2018 Compared to July 1, 2017
Net sales increased $90.5 million or 10.4% for the second quarter 2018 compared to the second quarter 2017. The increase consisted of an organic sales growth increase of 5.7%, positive foreign currency translation impact of 1.3% and 3.5% from the acquisition of Nicotra Gebhardt on April 10, 2018. Gross profit increased $24.6 million or 15 basis points as a percentage of net sales for the second quarter 2018 as compared to the second quarter 2017 primarily due to higher sales volumes, incremental price realization, lower restructuring costs and productivity gains, partially offset by commodity inflation and purchase accounting charges attributable to acquired inventory. Operating expenses for the second quarter 2018 increased $8.2 million or 5.9% as compared to the same period in the prior year primarily due to increased compensation and benefit costs, the inclusion of the acquired business and acquisition related costs.
Commercial and Industrial Systems Segment net sales for the second quarter 2018 were $469.0 million, an increase of $61.6 million or 15.1% as compared to the second quarter 2017. Acquisitions contributed sales growth of 7.4%. Organic sales growth contributed an increase of 5.7% driven by broad strength in power generation, oil & gas, commercial HVAC and Asia. Foreign currency translation had a positive impact of 2.1%. Gross profit increased $13.9 million while it remained flat as a percentage of net sales for the second quarter 2018 as compared to the second quarter 2017 primarily driven by higher sales volumes, incremental price realization and productivity gains offset by purchase accounting charges attributable to acquired inventory. Operating expenses for the second quarter 2018 were $75.2 million which is 5.6% higher as compared to the same period in the prior year primarily due to increased compensation and benefit costs, the inclusion of the acquired business and acquisition related costs.
Climate Solutions Segment net sales were $277.3 million, an increase of 2.5% compared to second quarter 2017. The increase consisted of an organic sales growth increase of 2.4% driven by growth in North American residential HVAC partially offset by weakness in commercial refrigeration and in Asia. Foreign currency translation had a positive 0.1% impact on net sales for the second quarter 2018. Gross profit increased $4.7 million or 108 basis points as a percentage of net sales as compared to the prior year. The increase was primarily driven by higher sales volume, incremental price realization and a favorable channel mix partially offset by commodity inflation. Operating expenses for the second quarter 2018 were $28.9 million compared to $27.8 million in the second quarter 2017. The $1.1 million or 4.0% increase was primarily due to increased compensation and benefit costs partially offset by the leveraging of costs on the increased sales volume.
Power Transmission Solutions Segment net sales for the second quarter 2018 were $213.4 million an increase of 11.6% compared to second quarter 2017 net sales of $191.3 million. The increase consisted of an organic sales growth increase of 10.4% primarily driven by strength in oil and gas, material handling and aerospace. Foreign currency translation had a positive impact of 1.2%. Gross profit for the second quarter 2018 increased $6.0 million or 9.6% primarily due to the increase in sales volume. Operating expenses for the second quarter 2018 increased $3.1 million as compared to the second quarter 2017 primarily due to increased compensation and benefit costs.

Six Months Ended June 30, 2018 Compared to July 1, 2017
Net sales increased $155.8 million or 9.3% for the six months ended June 30, 2018 compared to the six months ended July 1, 2017. The increase consisted of an organic sales growth increase of 5.8%, 1.8% from acquisitions and positive foreign currency translation impact of 1.7%. Gross profit for the six months ended June 30, 2018 increased $44.0 million or 10.0% compared to the six months ended July 1, 2017 primarily due to higher sales volumes, incremental price realization, productivity gains and lower restructuring charges partially offset by commodity inflation and purchase accounting charges attributable to acquired inventory. Operating expenses for the six months ended June 30, 2018 increased $14.4 million yet decreased 63 basis points as a percent of net sales as compared to the same period in the prior year primarily due to higher compensation and benefit costs offset by leveraging of costs on the increased sales volume.
Commercial and Industrial Systems Segment net sales increased $94.4 million or 12.0% for the six months ended June 30, 2018 compared to the six months ended July 1, 2017. Acquisitions, net of divestitures contributed sales growth of 3.8%. Organic sales growth contributed an increase of 5.7% driven by commercial HVAC, oil & gas, power generation and Asia. Foreign currency translation had a positive impact of 2.5%. Gross profit for six months ended June 30, 2018 increased $18.2 million or 9.7% primarily driven by higher sales volumes, incremental price realization, lower restructuring charges and productivity gains offset by purchase accounting charges attributable to acquired inventory. Operating expenses for the six months ended June 30, 2018 increased $4.9 million or 3.5% compared to the six months ended July 1, 2017 primarily due to increased compensation and benefit costs, the inclusion of the acquired business and acquisition related costs.
Climate Solutions Segment net sales increased $19.0 million or 3.7% for the six months ended June 30, 2018 compared to the six months ended July 1, 2017. The increase consisted of an organic sales growth increase of 3.1% and a positive foreign currency translation impact of 0.5%. The organic sales increase was primarily driven by growth in North American residential HVAC partially offset by commercial refrigeration. Gross profit increased $7.6 million or 5.9%. The increase was primarily driven by higher sales volume, incremental price realization partially offset by commodity inflation. Operating expenses for the six months ended June 30, 2018 increased $3.1 million or 5.4% as compared to the six months ended July 1, 2017 primarily due to higher compensation and benefit costs.
Power Transmission Solutions Segment net sales increased $42.4 million or 11.3% for the six months ended June 30, 2018 compared to the six months ended July 1, 2017. The increase consisted of an organic sales growth increase of 9.6% and a positive foreign currency translation impact of 1.7%. The organic sales increase was primarily driven by oil & gas and aerospace. Gross profit for the six months ended June 30, 2018 increased $18.2 million or 14.9% compared to the six months ended July 1, 2017 primarily due to the higher sales volume. Operating expenses for the six months ended June 30, 2018 increased $6.4 million or 7.8% primarily due to higher compensation and benefit costs.

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$469.0	$407.4	$883.0	$788.6
Climate Solutions	277.3	270.5	537.2	518.2
Power Transmission Solutions	213.4	191.3	418.3	375.9
Consolidated	$959.7	$869.2	$1,838.5	$1,682.7

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	22.5%	22.5%	23.3%	23.8%
Climate Solutions	26.3%	25.2%	25.4%	24.9%
Power Transmission Solutions	32.2%	32.8%	33.5%	32.5%
Consolidated	25.8%	25.6%	26.2%	26.0%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	16.0%	17.5%	16.5%	17.9%
Climate Solutions	10.4%	10.3%	11.2%	11.0%
Power Transmission Solutions	20.5%	21.2%	21.1%	21.8%
Consolidated	15.4%	16.1%	16.0%	16.6%

Income From Operations as a Percent of Net Sales:
Commercial and Industrial Systems	6.5%	5.1%	6.7%	5.9%
Climate Solutions	15.9%	14.9%	14.2%	13.9%
Power Transmission Solutions	11.8%	11.6%	12.4%	10.7%
Consolidated	10.4%	9.6%	10.2%	9.4%

Income From Operations	$99.6	$83.2	$187.8	$158.2
Other Expenses, net	0.4	0.2	0.8	0.4
Interest Expense	14.2	14.7	27.2	29.1
Interest Income	0.6	1.0	0.8	2.0
Income Before Taxes	85.6	69.3	160.6	130.7
Provision For Income Taxes	18.3	15.0	34.0	28.8
Net Income	67.3	54.3	126.6	101.9
Less: Net Income Attributable to Noncontrolling Interests	1.4	1.3	2.3	2.6
Net Income Attributable to Regal Beloit Corporation	$65.9	$53.0	$124.3	$99.3

The effective tax rate for the three months ended June 30, 2018 was 21.4% versus 21.6% for the three months ended July 1, 2017. The effective tax rate for the six months ended June 30, 2018 was 21.2% versus 22.0% for the six months ended July 1, 2017. The change in the effective tax rate for the three months ended June 30, 2018 was primarily driven by the mix of earnings. The change in the effective tax rate for the six months ended June 30, 2018 was primarily driven by the mix of earnings.

Liquidity and Capital Resources

General
Our principal source of liquidity is cash flow provided by operating activities. In addition to operating income, other significant factors affecting our cash flow include working capital levels, capital expenditures, dividends, share repurchases, acquisitions and divestitures, availability of debt financing, and the ability to attract long-term capital at acceptable terms.

Cash flow provided by operating activities was $144.3 million for the six months ended June 30, 2018, a $4.6 million decrease from the six months ended July 1, 2017. The decrease was primarily the result of the higher investment in net working capital for the six months ended June 30, 2018 as compared to the six months ended July 1, 2017.

Cash flow used in investing activities was $201.1 million for the six months ended June 30, 2018 versus $31.9 million for the six months ended July 1, 2017. The change was driven by the $161.5 million acquisition of Nicotra Gebhardt, net of cash acquired and higher additions of fixed assets in the current year.

Cash flow provided by financing activities was $96.4 million for the six months ended June 30, 2018, compared to $164.5 million used in financing activities for the six months ended July 1, 2017. Net debt borrowings of $193.3 million were made during the six months ended June 30, 2018, compared to net debt repayments of $113.8 million made during the six months ended July 1, 2017. We paid $22.9 million in dividends to shareholders in the six months ended June 30, 2018, compared to $21.4 million for the six months ended July 1, 2017. Cash used for share repurchases was $71.1 million for the six months ended June 30, 2018, compared to $21.0 million for the six months ended July 1, 2017.

Our working capital was $956.2 million at June 30, 2018, compared to $862.4 million at December 30, 2017. At June 30, 2018 and December 30, 2017, our current ratio (which is the ratio of our current assets to current liabilities) was 2.2:1 and 2.2:1, respectively. Our working capital increased primarily due to an increase in Trade Receivables of $101.4 million and a $28.2 million increase in Inventories which was partially offset by a $54.3 million increase in Accounts Payable. We paid $100.0 million of our 2011 Notes due in July 2018 using existing cash as well as cash generated from operations.

The following table presents selected financial information and statistics as of June 30, 2018 and December 30, 2017 (in millions):

	June 30, 2018	December 30, 2017
Cash and Cash Equivalents	$175.6	$139.6
Trade Receivables, Net	607.7	506.3
Inventories	785.3	757.1
Working Capital	956.2	862.4
Current Ratio	2.2:1	2.2:1

At June 30, 2018 our cash and cash equivalents totaled $175.6 million, of which $171.2 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), dividends to the US no longer incur US tax however a one-time tax on the mandatory deemed repatriation of foreign earnings payable over eight years was included in the Act. We recognized a provisional charge of $40.0 million related to the historical unremitted earnings for the year ended December 30, 2017, as a result of the Act, payable over eight years.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Credit Agreement
In connection with the PTS Acquisition, on January 30, 2015, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

The Term Facility was drawn in full on January 30, 2015 in connection with the closing of the PTS Acquisition. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after two years and further increasing to 10.0% per annum for the last two years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.3% and 3.2% for the three and six months ended June 30, 2018, respectively and 2.5% and 2.4% for the three and six months ended July 1, 2017, respectively. The Credit Agreement requires we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At June 30, 2018, we had borrowings under the Multicurrency Revolving Facility in the amount of $213.7 million, $0.2 million of standby letters of credit issued under the facility, and $286.1 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $241.0 million and $185.9 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 3.2% and 3.1% for the three and six months ended June 30, 2018, respectively. The average daily balance in borrowings under the Multicurrency Revolving Facility was $114.8 million and $109.2 million and the weighted average interest rate on the Multicurrency Revolving Facility was 2.5% and 2.4% for the three and six months ended July 1, 2017, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At June 30, 2018, we had $500.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $500.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of June 30, 2018, $400.0 million of the 2011 Notes are included in Long-Term Debt and $100.0 million of the 2011 Notes are included in Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at June 30, 2018 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$100.0	4.1%	July 14, 2018
Fixed Rate Series 2011A	230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$500.0

We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of June 30, 2018.

Other Notes Payable

At June 30, 2018, other notes payable of approximately $5.0 million were outstanding with a weighted average interest rate of 4.9%. At December 30, 2017, other notes payable of approximately $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,351.0 million and $1,165.4 million as of June 30, 2018 and December 30, 2017, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At June 30, 2018, excluding the impact of interest rate swaps, we had $504.8 million of fixed rate debt and $835.0 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 30, 2018 would result in a $2.2 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Multicurrency Revolving Facility. This interest rate swap has been designated as a cash flow hedge against forecasted interest payments.
Details regarding the instruments as of June 30, 2018 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)	$0.5
As of June 30, 2018, the interest rate swap asset of $0.5 million was included in Other Noncurrent Assets. The unrealized gain on the effective portion of the contract net of tax of $0.3 million was recorded in AOCI. There were no interest swap rate contracts outstanding at December 30, 2017.
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
Derivatives
As of June 30, 2018, derivative currency assets (liabilities) of $7.3 million, $4.5 million, $(11.1) million and $(2.0) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 30, 2017, derivative currency assets (liabilities) of $15.6 million, $2.5 million, $(8.1) million and $(0.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains on the contracts of $0.5 million net of tax, and $3.3 million net of tax, as of June 30, 2018 and December 30, 2017 respectively, were recorded in AOCI. At June 30, 2018, we had $(0.9) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, we had $(4.7) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2018 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$285.2	$(3.4)	$28.5	$(28.5)
Mexican Peso	173.1	(2.1)	17.3	(17.3)
Euro	111.8	3.7	11.2	(11.2)
Indian Rupee	32.9	(0.1)	3.3	(3.3)
Canadian Dollar	11.8	0.2	1.2	(1.2)
Australian Dollar	12.5	0.3	1.3	(1.3)
Thai Baht	8.0	0.1	0.8	(0.8)
British Pound	12.3	—	1.2	(1.2)
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
Derivatives
Derivative commodity assets (liabilities) of $1.0 million, $(2.8) million, and $(0.2) million were recorded in Prepaid Expenses and Other Current Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively, at June 30, 2018. Derivative commodity assets of $11.0 million are recorded in Prepaid Expenses at December 30, 2017. Derivative commodity assets of $0.7 million are recorded in Noncurrent Assets at December 30, 2017. The unrealized (losses) gains on the effective portion of the contracts of $(1.5) million net of tax and $7.3 million net of tax, as of June 30, 2018 and December 30, 2017, respectively, were recorded in AOCI. At June 30, 2018, we had $1.1 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, there was $2.7 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2018 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$80.0	$(2.1)	$8.0	$(8.0)
Aluminum	5.9	0.1	0.6	(0.6)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $(0.5) million loss at June 30, 2018 includes $0.4 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended June 30, 2018.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
Apr 1 to May 5	—	$—	—	1,392,196
May 6 to Jun 2	500,000	79.59	500,000	892,196
Jun 3 to Jun 30	79,005	79.68	79,005	813,191
	579,005		579,005

Under our equity incentive plans, participants may satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award having a value equal to the amount to be withheld. During the quarter ended June 30, 2018, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
In November, 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended June 30, 2018, we acquired 579,005 shares pursuant to this authorization. We have entered into a Rule 10b5-1 trading plan for the purpose of repurchasing shares, and certain of our purchases under the authorization during the quarter were made pursuant to the Rule 10b5-1 trading plan. The Company purchased an additional 32,000 shares pursuant to this authorization in July 2018. At a meeting of the Board of Directors on July 24, 2018, this authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The new authorization has no expiration date.

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 8, 2018

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

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.