Form 10-Q
period 2018-09-29
REGAL BELOIT CORP
filed 2018-11-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 29, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 2, 2018 there were 43,142,214 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Sales	$925.4	$856.9	$2,763.9	$2,539.6
Cost of Sales	682.8	630.0	2,039.0	1,874.4
Gross Profit	242.6	226.9	724.9	665.2
Operating Expenses	155.0	132.6	449.5	412.7
Goodwill Impairment	9.5	—	9.5	—
Asset Impairments	8.7	—	8.7	—
Total Operating Expenses	173.2	132.6	467.7	412.7
Income From Operations	69.4	94.3	257.2	252.5
Other Expenses, net	0.4	0.3	1.2	0.7
Interest Expense	13.7	13.5	40.9	42.6
Interest Income	1.0	0.7	1.8	2.7
Income Before Taxes	56.3	81.2	216.9	211.9
Provision For Income Taxes	3.6	17.6	37.6	46.4
Net Income	52.7	63.6	179.3	165.5
Less: Net Income Attributable to Noncontrolling Interests	1.4	1.4	3.7	4.0
Net Income Attributable to Regal Beloit Corporation	$51.3	$62.2	$175.6	$161.5
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.18	$1.40	$4.01	$3.62
Assuming Dilution	$1.17	$1.39	$3.98	$3.59
Cash Dividends Declared Per Share	$0.28	$0.26	$0.82	$0.76
Weighted Average Number of Shares Outstanding:
Basic	43.4	44.4	43.8	44.7
Assuming Dilution	43.8	44.8	44.1	45.0

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Income	$52.7	$63.6	$179.3	$165.5
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments, Net of Tax Effects of $1.8 Million for the Three and Nine Months ended September 29, 2018	(18.8)	24.6	(57.0)	93.1
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $0.9 Million and $5.5 Million for the Three Months ended September 29, 2018 and September 30, 2017 and $0.7 Million and $23.5 Million for the Nine Months ended September 29, 2018 and September 30, 2017, Respectively	3.1	8.8	2.3	38.2
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(0.3) Million and $(0.2) Million for the Three Months ended September 29, 2018 and September 30, 2017 and $(3.7) Million and $6.0 Million for the Nine Months ended September 29, 2018 and September 30, 2017, Respectively	(1.0)	(0.1)	(11.3)	9.9
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.3 Million and $0.2 Million for the Three Months Ended September 29, 2018 and September 30, 2017 and $0.7 Million and $0.6 Million for the Nine Months Ended September 29, 2018 and September 30, 2017, Respectively	0.7	0.4	2.2	1.2
Other Comprehensive Income (Loss)	(16.0)	33.7	(63.8)	142.4
Comprehensive Income	36.7	97.3	115.5	307.9
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.3	2.0	1.8	5.6
Comprehensive Income Attributable to Regal Beloit Corporation	$36.4	$95.3	$113.7	$302.3
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 29, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$184.4	$139.6
Trade Receivables, Less Allowances of $16.1 Million in 2018 and $11.3 Million in 2017	582.9	506.3
Inventories	791.0	757.1
Prepaid Expenses and Other Current Assets	171.6	171.4
Total Current Assets	1,729.9	1,574.4
Net Property, Plant and Equipment	644.5	623.0
Goodwill	1,524.3	1,477.1
Intangible Assets, Net of Amortization	653.2	670.5
Deferred Income Tax Benefits	27.7	28.5
Other Noncurrent Assets	21.7	14.7
Total Assets	$4,601.3	$4,388.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$415.3	$384.3
Dividends Payable	12.2	11.5
Current Hedging Obligations	10.3	8.1
Accrued Compensation and Employee Benefits	82.5	74.2
Other Accrued Expenses	140.8	132.7
Current Maturities of Long-Term Debt	0.6	101.2
Total Current Liabilities	661.7	712.0
Long-Term Debt	1,278.3	1,039.9
Deferred Income Taxes	153.9	135.3
Noncurrent Hedging Obligations	1.6	0.9
Pension and Other Post Retirement Benefits	93.5	101.0
Other Noncurrent Liabilities	52.8	44.4
Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 43.4 Million and 44.3 Million Shares Issued and Outstanding in 2018 and 2017, Respectively	0.4	0.4
Additional Paid-In Capital	818.7	877.5
Retained Earnings	1,742.3	1,611.6
Accumulated Other Comprehensive Loss	(228.9)	(164.0)
Total Regal Beloit Corporation Shareholders' Equity	2,332.5	2,325.5
Noncontrolling Interests	27.0	29.2
Total Equity	2,359.5	2,354.7
Total Liabilities and Equity	$4,601.3	$4,388.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	161.5	—	4.0	165.5
Other Comprehensive Income	—	—	—	140.8	1.6	142.4
Dividends Declared ($0.76 Per Share)	—	—	(33.9)	—	—	(33.9)
Stock Options Exercised	—	(3.3)	—	—	—	(3.3)
Stock Repurchase	—	(37.0)	(8.1)	—	—	(45.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(11.7)	(11.7)
Share-Based Compensation	—	10.3	—	—	—	10.3
Balance as of September 30, 2017	$0.4	$874.5	$1,571.5	$(177.3)	$33.3	$2,302.4

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	175.6	—	3.7	179.3
Other Comprehensive Loss	—	—	—	(61.9)	(1.9)	(63.8)
Dividends Declared ($0.82 Per Share)	—	—	(35.8)	—	—	(35.8)
Stock Options Exercised	—	(4.7)	—	—	—	(4.7)
Stock Repurchase	—	(64.6)	(13.7)	—	—	(78.3)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.6)	(1.6)
Share-Based Compensation	—	10.5	—	—	—	10.5
Adoption of Accounting Pronouncement ASU 2018-02	—	—	4.6	(4.6)	—	—
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.6	(2.4)	(0.8)
Balance as of September 29, 2018	$0.4	$818.7	$1,742.3	$(228.9)	$27.0	$2,359.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 29, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$179.3	$165.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	106.3	103.1
Goodwill Impairment	9.5	—
Asset Impairments	8.7	—
(Gain) Loss on Sale or Disposition of Assets, Net	3.5	(2.0)
Share-Based Compensation Expense	10.5	10.3
Exit of Business	—	3.9
Exit Related Costs	16.7	—
Gain on Sale of Businesses	—	(0.1)
Change in Operating Assets and Liabilities	(84.2)	(45.7)
Net Cash Provided By Operating Activities	250.3	235.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(59.2)	(49.0)
Sales of Investment Securities	0.5	0.9
Purchases of Investment Securities	—	(0.9)
Business Acquisitions, Net of Cash Acquired	(161.5)	—
Proceeds from Sale of Businesses	—	1.1
Proceeds from Sale of Assets	4.4	5.9
Net Cash Used In Investing Activities	(215.8)	(42.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,018.7	938.4
Repayments Under Revolving Credit Facility	(993.1)	(926.9)
Proceeds from Short-Term Borrowings	10.7	18.2
Repayments of Short-Term Borrowings	(11.3)	(18.2)
Proceeds from Long-Term Borrowings	900.2	0.3
Repayments of Long-Term Borrowings	(786.3)	(212.2)
Dividends Paid to Shareholders	(35.1)	(33.1)
Shares Surrendered for Taxes	(3.4)	(3.7)
Proceeds from the Exercise of Stock Options	—	0.4
Payments of Contingent Consideration	—	(5.3)
Repurchase of Common Stock	(78.3)	(45.1)
Distributions to Noncontrolling Interests	(1.6)	(11.7)
Purchase of Subsidiary Shares from Noncontrolling Interest	(0.8)	—
Financing fees paid	(3.5)	—
Net Cash Provided By (Used In) Financing Activities	16.2	(298.9)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5.9)	8.0
Net Increase (Decrease) in Cash and Cash Equivalents	44.8	(97.9)
Cash and Cash Equivalents at Beginning of Period	139.6	284.5
Cash and Cash Equivalents at End of Period	$184.4	$186.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$45.6	$46.8
Income taxes	$66.2	$45.0

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2018
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 30, 2017, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 29, 2018 and for the three and nine months ended September 29, 2018 and September 30, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed on February 27, 2018.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 29, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2018.
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
New Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in Accumulated Other Comprehensive Loss (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to Retained Earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the US tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the US tax law changes are recognized. The Company elected to early adopt this standard as of April 1, 2018. During the second quarter, the Company elected to reclassify the stranded effects from the US tax law changes from AOCI to Retained Earnings on a prospective basis. As a result of the adoption of ASU 2018-02, the Company reclassified $4.6 million from AOCI to Retained Earnings. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements. See Note 4 of Notes to Condensed Consolidated Financial Statements for a breakout of the impact by component.
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

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization. Additionally, the ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of Income from Operations. This ASU is effective for annual periods beginning after December 15, 2017. The amendments in the ASU are to be applied retrospectively for presentation in the Condensed Consolidated Statements of Income and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post retirement benefit. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on December 31, 2017. As a result of adopting the ASU, non-service cost related net periodic benefit income of $0.1 million and $0.4 million and non-service cost related net periodic benefit costs of $0.4 million and $1.1 million were reclassified from Cost of Sales and Operating Expenses, respectively, to Other Expenses, net for the three and nine month period ended September 30, 2017, respectively, on the Condensed Consolidated Statements of Income to conform to the current year presentation using the practical expedient allowed under this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize assets and liabilities arising from a lease on its balance sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The amendment will also allow lessors the option to make a policy election to treat lease and non-lease components as a single lease component under certain conditions. The Company is currently evaluating its options related to this update. The new lease standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the new lease standard on its Consolidated Financial Statements. The Company expects the new lease standard to increase its total assets and liabilities.

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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	September 29, 2018	December 30, 2017
Raw Material and Work in Process	49%	47%
Finished Goods and Purchased Parts	51%	53%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 52% of the Company's inventory at September 29, 2018, and 52% at December 30, 2017 was determined using the last-in, first-out ("LIFO") method.
Property, Plant and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	September 29, 2018	December 30, 2017
Land and Improvements		$83.8	$78.2
Buildings and Improvements	3 - 50	316.8	294.5
Machinery and Equipment	3 - 15	997.9	986.8
Property, Plant and Equipment		1,398.5	1,359.5
Less: Accumulated Depreciation		(754.0)	(736.5)
Net Property, Plant and Equipment		$644.5	$623.0
The Company recognized a fixed asset impairment of $1.1 million related to its decision to exit the Hermetic Climate business for the three and nine month period ended September 29, 2018.
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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region for the three and nine month period ended September 29, 2018 (in millions):

Three Months Ended September 29, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$306.4	$228.7	$156.1	$691.2
Asia	67.7	6.9	6.8	81.4
Europe	53.0	11.3	33.8	98.1
Rest-of-World	35.2	8.5	11.0	54.7
Total	$462.3	$255.4	$207.7	$925.4

Nine Months Ended September 29, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$898.3	$689.0	$512.2	$2,099.5
Asia	227.7	30.7	16.5	274.9
Europe	124.6	35.9	73.2	233.7
Rest-of-World	94.7	37.0	24.1	155.8
Total	$1,345.3	$792.6	$626.0	$2,763.9
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
Exit of Business

On July 31, 2018, the Company received notification from a customer of its Hermetic Climate business that it would wind down operations. The Hermetic Climate business accounted for sales of $42.9 million and $49.7 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. As a result of this notification, the Company accelerated its plans to exit this business. The Company will be winding down its operations over the next few months and as a result, the Company recognized exit and exit related charges of $34.9 million during the three and nine months ended September 29, 2018. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.
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

3. ACQUISITIONS AND DIVESTITURES
The results of operations of acquired businesses are included in the Condensed Consolidated Financial Statements from the date of acquisition. Acquisition and acquisition related expenses of $1.4 million were recorded in Operating Expenses for the three and nine months ended September 29, 2018. There were no acquisition and acquisition related expenses for the three and nine months ended September 30, 2017.
2018 Acquisitions

Nicotra Gebhardt

On April 10, 2018, the Company acquired Nicotra Gebhardt S.p.A ("NG") for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in the Company's Commercial & Industrial Systems segment from the date of acquisition.

The Company has not yet finalized its analysis of the fair value of tangible assets acquired and liabilities assumed and the allocation of any excess acquisition cost over the fair value of the net tangible assets acquired to any separately identifiable intangible assets. As a result, the initial accounting is incomplete. The Company booked provisional amounts at the acquisition date and has made adjustments to the provisional amounts to reflect changes in the initial value of property, plant and equipment, intangible assets and the related deferred tax balances. The Company will make adjustments retrospectively during the allowed measurement period. The Company has completed its initial assessment of valuing property, plant and equipment using both a market approach and a cost approach depending on the asset. Intangible assets have been valued using the present value of projected future cash flows. Significant assumptions include royalty rates, discount rates and customer attrition. These assumptions continue to be reviewed and refined. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the provisional fair value of assets acquired and liabilities assumed:

As of April 10, 2018
Current Assets	$17.2
Trade Receivables	28.0
Inventories	22.1
Property, Plant and Equipment	44.6
Intangible Assets	37.8
Goodwill	69.1
Other Noncurrent Assets	2.5
Total Assets Acquired	221.3
Accounts Payable	16.7
Current Liabilities Assumed	14.2
Long-Term Liabilities Assumed	20.4
Net Assets Acquired	$170.0

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

South Africa

During the three months ended September 29, 2018 the Company purchased additional shares owned by the noncontrolling interest in its joint venture in a South African distribution business for $0.8 million.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in AOCI, a component of Total Equity.

The following table presents changes in AOCI by component for the three and nine months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended
	September 29, 2018
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(0.5)	$(37.7)	$(177.4)	$(215.6)
Other Comprehensive Income (Loss) before Reclassifications	4.0	—	(19.5)	(15.5)
Tax Impact	(0.9)	—	1.8	0.9
Amounts Reclassified from Accumulated Other Comprehensive Loss	(1.3)	1.0	—	(0.3)
Tax Impact	0.3	(0.3)	—	—
Net Current Period Other Comprehensive Income (Loss)	2.1	0.7	(17.7)	(14.9)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	1.6	1.6
Ending Balance	$1.6	$(37.0)	$(193.5)	$(228.9)

	Three Months Ended
	September 30, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(1.7)	$(35.5)	$(173.2)	$(210.4)
Other Comprehensive Income (Loss) before Reclassifications	14.3	(0.2)	24.2	38.3
Tax Impact	(5.5)	—	—	(5.5)
Amounts Reclassified from Accumulated Other Comprehensive Loss	(0.3)	0.6	—	0.3
Tax Impact	0.2	(0.2)	—	—
Net Current Period Other Comprehensive Income	8.7	0.2	24.2	33.1
Ending Balance	$7.0	$(35.3)	$(149.0)	$(177.3)

	Nine Months Ended
	September 29, 2018
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.6	$(32.6)	$(140.0)	$(164.0)
Other Comprehensive Loss before Reclassifications	3.0	—	(56.9)	(53.9)
Tax Impact	(0.7)	—	1.8	1.1
Amounts Reclassified from Accumulated Other Comprehensive Loss	(15.0)	2.9	—	(12.1)
Tax Impact	3.7	(0.7)	—	3.0
Net Current Period Other Comprehensive Income (Loss)	(9.0)	2.2	(55.1)	(61.9)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	1.6	1.6
Adoption of Accounting Pronouncement ASU 2018-02	2.0	(6.6)	—	(4.6)
Ending Balance	$1.6	$(37.0)	$(193.5)	$(228.9)

	Nine Months Ended
	September 30, 2017
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(41.1)	$(36.0)	$(241.0)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	61.7	(0.5)	92.0	153.2
Tax Impact	(23.5)	—	—	(23.5)
Amounts Reclassified from Accumulated Other Comprehensive Loss	15.9	1.8	—	17.7
Tax Impact	(6.0)	(0.6)	—	(6.6)
Net Current Period Other Comprehensive Income	48.1	0.7	92.0	140.8
Ending Balance	$7.0	$(35.3)	$(149.0)	$(177.3)
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

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value. During the third quarter of 2018, the Company accelerated its plans to exit the Hermetic Climate business. This decision resulted in an impairment charge of $9.5 million for the three and nine months ended September 29, 2018.

The following table presents changes to goodwill during the nine months ended September 29, 2018 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 30, 2017	$1,477.1	$548.8	$342.4	$585.9
Acquisition and Valuation Adjustments	69.1	69.1	—	—
Less: Impairment Charges	(9.5)	—	(9.5)	—
Translation Adjustments	(12.4)	(6.2)	(1.0)	(5.2)
Balance as of September 29, 2018	$1,524.3	$611.7	$331.9	$580.7

Cumulative Goodwill Impairment Charges	$285.2	$244.8	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		September 29, 2018		December 30, 2017
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	16	$735.4	$279.2	$720.9	$249.6
Technology	13	188.9	128.7	192.3	122.8
Trademarks	13	41.2	26.6	32.8	25.7
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-Compete Agreements	8	8.3	8.2	8.5	8.4
		990.4	459.3	971.1	423.1
Non-Amortizable Trade Names		122.1	—	122.5	—
		$1,112.5	$459.3	$1,093.6	$423.1

Amortization expense recorded for the three and nine months ended September 29, 2018 was $13.8 million and $41.4 million, respectively. Amortization expense recorded for the three and nine months ended September 30, 2017 was $13.9 million and $41.9 million, respectively. Amortization expense for fiscal year 2018 is estimated to be $54.9 million. Amortization expense does not include any impairment recognized during the respective periods. The Company recognized impairment of its customer relationships and technology intangible assets of $5.5 million and $2.1 million, respectively, related to its decision to exit the Hermetic Climate business for the three and nine months ended September 29, 2018.
The following table presents future annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2019	$53.6
2020	51.1
2021	44.5
2022	42.8
2023	42.8

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and nine months ended September 29, 2018 and September 30, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Three Months Ended September 29, 2018
External Sales	$462.3	$255.4	$207.7	$—	$925.4
Intersegment Sales	11.7	5.7	5.6	(23.0)	—
Total Sales	474.0	261.1	213.3	(23.0)	925.4
Gross Profit	109.8	62.1	70.7	—	242.6
Operating Expenses	74.5	37.9	42.6	—	155.0
Goodwill Impairment	—	9.5	—	—	9.5
Asset Impairments	—	8.7	—	—	8.7
Income From Operations	35.3	6.0	28.1	—	69.4
Depreciation and Amortization	16.4	5.4	13.5	—	35.3
Capital Expenditures	11.3	3.6	3.8	—	18.7
Three Months Ended September 30, 2017
External Sales	$408.0	$256.0	$192.9	$—	$856.9
Intersegment Sales	16.4	5.0	0.5	(21.9)	—
Total Sales	424.4	261.0	193.4	(21.9)	856.9
Gross Profit	97.9	66.0	63.0	—	226.9
Operating Expenses	68.4	26.9	37.3	—	132.6
Income From Operations	29.5	39.1	25.7	—	94.3
Depreciation and Amortization	15.2	5.5	13.6	—	34.3
Capital Expenditures	8.6	3.1	3.6	—	15.3

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Nine Months Ended September 29, 2018
External Sales	$1,345.3	$792.6	$626.0	$—	$2,763.9
Intersegment Sales	39.3	17.0	17.6	(73.9)	—
Total Sales	1,384.6	809.6	643.6	(73.9)	2,763.9
Gross Profit	315.3	198.7	210.9	—	724.9
Operating Expenses	220.4	98.2	130.9	—	449.5
Goodwill Impairment	—	9.5	—	—	9.5
Asset Impairments	—	8.7	—	—	8.7
Income From Operations	94.9	82.3	80.0	—	257.2
Depreciation and Amortization	49.0	16.0	41.3	—	106.3
Capital Expenditures	31.2	16.0	12.0	—	59.2
Nine Months Ended September 30, 2017
External Sales	$1,196.6	$774.2	$568.8	$—	$2,539.6
Intersegment Sales	52.2	19.2	3.4	(74.8)	—
Total Sales	1,248.8	793.4	572.2	(74.8)	2,539.6
Gross Profit	285.2	195.0	185.0	—	665.2
Operating Expenses	209.4	84.1	119.2	—	412.7
Income From Operations	75.8	110.9	65.8	—	252.5
Depreciation and Amortization	45.2	16.6	41.3	—	103.1
Capital Expenditures	30.3	9.7	9.0	—	49.0

The following table presents identifiable assets information attributable to the Company's operating segments as of September 29, 2018 and December 30, 2017 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of September 29, 2018	$2,081.4	$898.1	$1,621.8	$4,601.3
Identifiable Assets as of December 30, 2017	$1,854.1	$909.9	$1,624.2	$4,388.2

7. DEBT AND BANK CREDIT FACILITIES
The following table presents the Company’s indebtedness as of September 29, 2018 and December 30, 2017 (in millions):

	September 29, 2018	December 30, 2017
Term Facility	$835.0	$—
Senior Notes	400.0	500.0
Multicurrency Revolving Facility	45.4	—
Prior Term Facility	—	621.1
Prior Multicurrency Revolving Facility	—	19.7
Other	5.0	5.7
Less: Debt Issuance Costs	(6.5)	(5.4)
Total	1,278.9	1,141.1
Less: Current Maturities	0.6	101.2
Non-Current Portion	$1,278.3	$1,039.9

The Credit Agreement and Prior Credit Agreement
In connection with the Company's acquisition of the Power Transmission Solutions business of Emerson Electric Co. (the "PTS Acquisition") on January 30, 2015, the Company entered into a Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
On August 27, 2018 the Company replaced the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.5% for the three months ended September 29, 2018. The weighted average interest rate on the Prior Term Facility was 3.5% and 3.3% for the three and nine months ended September 29, 2018, respectively and 2.7% and 2.5% for the three and nine months ended September 30, 2017, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 29, 2018, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $45.4 million, $0.7 million of standby letters of credit issued under the facility, and $453.9 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $32.8 million and the weighted average interest rate on the Multicurrency Revolving Facility was 3.4% for the three months ended September 29, 2018. The average daily balance in borrowings under the Prior Multicurrency Revolving Facility was $304.7 million and $211.7 million, and the weighted average interest rate on the Prior Multicurrency Revolving Facility was 3.4% and 3.2% for the three and nine months ended September 29, 2018, respectively. The average daily balance in borrowings under the Prior Multicurrency Revolving Facility was $97.8 million and $105.4 million and the weighted average interest rate on the Prior Multicurrency Revolving Facility was 2.7% and 2.5% for

the three and nine months ended September 30, 2017. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At September 29, 2018, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of September 29, 2018, $400.0 million of the 2011 Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at September 29, 2018 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

The Company has an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of September 29, 2018.

Other Notes Payable

At September 29, 2018, other notes payable of approximately $5.0 million were outstanding with a weighted average interest rate of 4.9%. At December 30, 2017, other notes payable of approximately $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of the Company's total debt was $1,292.7 million and $1,165.4 million as of September 29, 2018 and December 30, 2017, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS
The following table presents the Company’s net periodic benefit cost components (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service Cost	$1.8	$1.8	$5.5	$5.4
Interest Cost	2.4	2.5	7.2	7.3
Expected Return on Plan Assets	(3.0)	(2.8)	(8.9)	(8.4)
Amortization of Prior Service Cost and Net Actuarial Loss	1.0	0.6	2.9	1.8
Net Periodic Benefit Cost	$2.2	$2.1	$6.7	$6.1

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

For the three months ended September 29, 2018 and September 30, 2017, the Company contributed $3.3 million and $6.0 million, respectively, to post retirement plans. For the nine months ended September 29, 2018 and September 30, 2017, the Company contributed $10.2 million and $8.2 million, respectively, to post retirement plans. The Company expects to make total contributions of $11.4 million in 2018. The Company contributed a total of $8.6 million in fiscal 2017. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2017 Annual Report on Form 10-K filed on February 27, 2018.

9. SHAREHOLDERS’ EQUITY
Repurchase of Common Stock

The Company repurchased and retired 77,533 shares of its common stock in the quarter ended September 29, 2018, at an average cost of $79.93 per share for a total cost of $6.2 million. The Company repurchased and retired 1,007,538 shares of its common stock for the nine months ended September 29, 2018, at an average cost of $77.74 per share for a total cost of $78.3 million. There were 32,000 shares repurchased under the 3.0 million share repurchase program approved by the Company’s Board of Directors in November, 2013. At a meeting of the Board of Directors on July 24, 2018, this repurchase program was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. At September 29, 2018, $3.6 million of shares were repurchased under the program approved on July 24, 2018.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are granted in the second fiscal quarter.

The Company recognized approximately $3.3 million in share-based compensation expense for the three months ended September 29, 2018 and September 30, 2017, respectively. Share-based compensation expense was $10.5 million and $10.3 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.8 million and $1.3 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $2.5 million and $3.9 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of September 29, 2018, total unrecognized compensation cost related to share-based compensation awards was approximately $27.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years. On October 10, 2018, the Company entered into a retirement agreement with the CEO resulting in the modification of the CEO's unvested awards. The Company expects to recognize the modified award values over the modified service term. The modification will increase the amount of unrecognized compensation cost and reduce the weighted average period in which the Company expects to recognize the unrecognized compensation cost.

Approximately 2.6 million shares were available for future grant under the 2018 Equity Incentive Plan at September 29, 2018.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the nine months ended September 29, 2018 and September 30, 2017, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the nine months ended September 29, 2018 and September 30, 2017 (in millions):

	September 29, 2018	September 30, 2017
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$4.9	$3.7
Cash Received from Stock Option Exercises	—	0.4
Income Tax Benefit from the Exercise of Stock Options	0.1	0.7
Total Fair Value of Share-Based Incentive Awards Vested	4.0	4.3

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2018	2017
Per Share Weighted Average Fair Value of Grants	$22.73	$23.73
Risk-Free Interest Rate	2.9%	2.0%
Expected Life (Years)	7.0	7.0
Expected Volatility	27.8%	27.9%
Expected Dividend Yield	1.4%	1.2%
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
The following table presents a summary of share-based incentive plan grant activity (SARs) for the nine months ended September 29, 2018.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercisable at December 30, 2017	1,601,791	$66.46
Granted	193,357	77.60
Exercised	(241,574)	58.00
Forfeited	(5,206)	70.30
Expired	(1,250)	54.28
Outstanding at September 29, 2018	1,547,118	$69.17	5.8	$20.5
Exercisable at September 29, 2018	936,737	$66.42	4.1	$15.0

Compensation expense recognized related to SARs was $2.7 million for the nine months ended September 29, 2018.
As of September 29, 2018, there was $10.6 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.4 years.

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
The following table presents a summary of RSA award activity for the nine months ended September 29, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs at December 30, 2017	13,941	$80.70	0.4
Granted	16,490	74.68
Vested	(13,941)	80.70
Unvested RSAs at September 29, 2018	16,490	$74.68	0.6

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.9 million for the nine months ended September 29, 2018.
As of September 29, 2018, there was $0.8 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.6 years.
The following table presents a summary of RSU award activity for the nine months ended September 29, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs at December 30, 2017	260,533	$70.81	1.7
Granted	78,140	74.51
Vested	(97,999)	76.33
Forfeited	(4,928)	69.91
Unvested RSUs at September 29, 2018	235,746	$69.75	2.0
RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $4.9 million for the nine months ended September 29, 2018.
As of September 29, 2018, there was $9.0 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.0 years.
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
The following table presents the assumptions used in the Company's Monte Carlo simulation:

	September 29, 2018	September 30, 2017
Risk-Free Interest Rate	2.7%	1.6%
Expected Life (Years)	3.0	3.0
Expected Volatility	25.0%	24.0%
Expected Dividend Yield	1.4%	1.3%

The following table presents a summary of PSU activity for the nine months ended September 29, 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs at December 30, 2017	155,116	$70.43	2.0
Granted	50,659	83.80
Vested	(1,359)	57.43
Forfeited	(36,576)	83.55
Unvested PSUs at September 29, 2018	167,840	$71.71	2.0

Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $2.0 million for the nine months ended September 29, 2018. Total unrecognized compensation expense for all PSUs granted as of September 29, 2018 is estimated to be $6.6 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.0 years.

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
During the three months ended September 29, 2018, the U.S. Department of Treasury released proposed rules affecting the computation of the Company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Act, the Company revised its prior estimates and recorded $6.6 million of tax benefit related to the Act during the three months ended September 29, 2018. The Company continues to treat these amounts as provisional until the final regulations are issued or one year from the date of enactment has lapsed, whichever is earlier. The final impact may differ from this estimate, possibly materially, if the final regulations are issued prior to December 29, 2018.
The Act also subjects US shareholders to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy. As of September 29, 2018, the Company has included GILTI related to current year earnings only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
The effective tax rate for the three months ended September 29, 2018 was 6.4% versus 21.7% for the three months ended September 30, 2017. The effective tax rate for the nine months ended September 29, 2018 was 17.3% versus 21.9% for the nine months ended September 30, 2017. The change in the effective tax rate for the three months ended September 29, 2018 was primarily driven by the impact of the Act and the mix of earnings. The change in the effective tax rate for the nine months ended September 29, 2018 was primarily driven by the impact of the Act and the mix of earnings.
As of September 29, 2018 and December 30, 2017, the Company had approximately $5.7 million and $6.7 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2013, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2011.
11. EARNINGS PER SHARE
Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.6 million and 0.5 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and 0.6 million and 0.4 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Denominator for Basic Earnings Per Share	43.4	44.4	43.8	44.7
Effect of Dilutive Securities	0.4	0.4	0.3	0.3
Denominator for Diluted Earnings Per Share	43.8	44.8	44.1	45.0

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
The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Beginning Balance	$17.0	$18.1	$16.0	$20.3
Less: Payments	(6.0)	(4.7)	(16.0)	(17.5)
Provisions	5.9	4.0	16.7	14.5
Acquisition	—	—	0.3	—
Translation Adjustments	0.1	0.1	—	0.2
Ending Balance	$17.0	$17.5	$17.0	$17.5
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 29, 2018 or September 30, 2017.
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
At September 29, 2018, the Company had $(0.1) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, the Company had $(2.0) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of September 29, 2018, the Company had the following currency forward contracts outstanding (with maturities extending through April 2021) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$267.9
Mexican Peso	191.4
Euro	104.7
Indian Rupee	38.0
Canadian Dollar	13.8
Australian Dollar	11.6
Thai Baht	6.7
British Pound	16.9

As of September 29, 2018, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2019) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$100.4
Aluminum	7.6

As of September 29, 2018, the Company had a $88.4 million notional receive variable/pay-fixed interest rate swap with a maturity of April 12, 2021.
The following table presents the fair values of derivative instruments as of September 29, 2018 and December 30, 2017 (in millions):

	September 29, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$0.8	$—	$—
Currency Contracts	9.6	6.0	4.6	1.5
Commodity Contracts	1.4	0.2	4.7	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	0.9	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$11.2	$7.0	$10.3	$1.6

	December 30, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$11.5	$2.5	$7.9	$0.9
Commodity Contracts	10.8	0.7	—	—
Not Designated as Hedging Instruments:
Currency Contracts	4.1	—	0.2	—
Commodity Contracts	0.2	—	—	—
Total Derivatives	$26.6	$3.2	$8.1	$0.9

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):

Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 29, 2018				September 30, 2017
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(3.9)	$6.9	$1.0	$4.0	$6.8	$7.0	$0.5	$14.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	—	—	—	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	0.7	(0.7)	—	—	2.8	(2.2)	—	0.6
Gain recognized in Operating Expenses	—	0.6	—	0.6	—	—	—	—
Gain (Loss) Recognized in Interest Expense	—	—	0.7	0.7	—	—	(0.6)	(0.6)

	Nine Months Ended
	September 29, 2018				September 30, 2017
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(12.8)	$13.8	$2.0	$3.0	$11.3	$49.9	$0.5	$61.7
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3	—	0.7	—	0.7
Gain (Loss) Recognized in Cost of Sales	7.4	1.2	—	8.6	7.5	(21.3)	—	(13.8)
Gain recognized in Operating Expenses	—	4.9	—	4.9	—	—	—	—
Gain (Loss) Recognized in Interest Expense	—	—	1.2	1.2	—	—	(2.8)	(2.8)
The ineffective portion of hedging instruments recognized during the three and nine months ended September 29, 2018 and September 30, 2017, respectively, was immaterial.

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	September 29, 2018		September 30, 2017
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss Recognized in Cost of Sales	$—	$—	$(0.8)	$—
Gain (Loss) Recognized in Operating Expenses	—	(4.1)	—	2.9

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss Recognized in Cost of Sales	$(0.3)	$—	$(0.6)	$—
Gain (Loss) Recognized in Operating Expenses	—	(6.3)	—	10.6
The net AOCI hedging component balance of a $1.6 million gain at September 29, 2018 includes $1.3 million of net current deferred gains expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended September 29, 2018 and December 30, 2017.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	September 29, 2018
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.8	$(2.8)	$7.0
Derivative Commodity Contracts	1.4	(1.0)	0.4
Other Noncurrent Assets:
Derivative Currency Contracts	6.0	(0.5)	5.5
Derivative Commodity Contracts	0.2	(0.1)	0.1
Current Hedging Obligations:
Derivative Currency Contracts	5.5	(2.8)	2.7
Derivative Commodity Contracts	4.8	(1.0)	3.8
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.5	(0.5)	1.0
Derivative Commodity Contracts	0.1	(0.1)	—

	December 30, 2017
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.6	$(5.9)	$9.7
Derivative Commodity Contracts	11.0	—	11.0
Other Noncurrent Assets:
Derivative Currency Contracts	2.5	(0.7)	1.8
Derivative Commodity Contracts	0.7	—	0.7
Current Hedging Obligations:
Derivative Currency Contracts	8.1	(5.9)	2.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	(0.7)	0.2

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 29, 2018 and December 30, 2017, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 of Notes to Condensed Consolidated Financial Statements for disclosure of the approximate fair value of the Company's debt at September 29, 2018 and December 30, 2017.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 29, 2018 and December 30, 2017 (in millions):

	September 29, 2018	December 30, 2017	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.8	$15.6	Level 2
Derivative Commodity Contracts	1.4	11.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.8	5.7	Level 1
Derivative Currency Contracts	6.0	2.5	Level 2
Derivative Commodity Contracts	0.2	0.7	Level 2
Interest Rate Swap	0.8	—	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	5.5	8.1	Level 2
Derivative Commodity Contracts	4.8	—	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.5	0.9	Level 2
Derivative Commodity Contracts	0.1	—	Level 2

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
During the nine months ended September 29, 2018, there were no transfers between classification Levels 1, 2 or 3.

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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Beginning Balance	$0.3	$1.3	$1.2	$0.6
Provision	2.3	1.6	5.5	12.5
Less: Payments	2.3	1.7	6.4	11.9
Ending Balance	$0.3	$1.2	$0.3	$1.2

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and nine months ended September 29, 2018 and September 30, 2017, respectively (in millions):

	Three Months Ended
	September 29, 2018			September 30, 2017
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.1	$0.1	$0.2	$0.1	$0.1	$0.2
Facility Related Costs	0.5	1.2	1.7	1.1	0.2	1.3
Other Expenses	0.4	—	0.4	—	0.1	0.1
Total Restructuring Costs	$1.0	$1.3	$2.3	$1.2	$0.4	$1.6
Restructuring Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$—	$—	$—
Total Restructuring Related Costs	$—	$—	$—	$—	$—	$—
Total Restructuring and Restructuring Related Costs	$1.0	$1.3	$2.3	$1.2	$0.4	$1.6

	Nine Months Ended
	September 29, 2018			September 30, 2017
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.1	$0.1	$0.2	$2.5	$1.4	$3.9
Facility Related Costs	1.6	2.0	3.6	3.4	0.5	3.9
Other Expenses	0.9	0.8	1.7	3.9	0.1	4.0
Total Restructuring Costs	$2.6	$2.9	$5.5	$9.8	$2.0	$11.8
Restructuring Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$0.7	$—	$0.7
Total Restructuring Related Costs	$—	$—	$—	$0.7	$—	$0.7
Total Restructuring and Restructuring Related Costs	$2.6	$2.9	$5.5	$10.5	$2.0	$12.5

The following table presents the allocation of Restructuring Costs by segment for the three and nine months ended September 29, 2018 and September 30, 2017 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Three Months Ended September 29, 2018	$2.3	$1.9	$0.3	$0.1
Restructuring Costs - Three Months Ended September 30, 2017	$1.6	$1.2	$0.3	$0.1

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Costs - Nine Months Ended September 29, 2018	$5.5	$3.9	$1.4	$0.2
Restructuring Costs - Nine Months Ended September 30, 2017	$12.5	$9.8	$2.0	$0.7

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $2.5 million which includes $0.3 million of employee termination expenses and $2.2 million of facility related and other costs.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events from September 29, 2018 through the date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure.

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

Results of Operations
Three Months Ended September 29, 2018 Compared to September 30, 2017
Net sales increased $68.5 million or 8.0% for the third quarter 2018 compared to the third quarter 2017. The increase consisted of an organic sales growth increase of 5.2%, negative foreign currency translation impact of 0.9%, a negative 0.4% impact from the business to be exited and a positive 4.1% from the acquisition of Nicotra Gebhardt. Gross profit increased $15.7 million or 6.9% for the third quarter 2018 as compared to the third quarter 2017 primarily due to higher sales volumes, incremental price realization and productivity gains, partially offset by commodity inflation and inventory write-downs associated with the exit of the Hermetic Climate business. Operating expenses for the third quarter 2018 increased $22.4 million or 16.9% as compared to the same period in the prior year primarily due to costs associated with the business to be exited, increased compensation and benefit costs and the inclusion of the acquired business. Goodwill and other asset impairments of $18.2 million were recorded in the Climate Solutions Segment during the third quarter of 2018 related to the business to be exited.
Commercial and Industrial Systems Segment net sales for the third quarter 2018 were $462.3 million, an increase of $54.3 million or 13.3% as compared to the third quarter 2017. Organic sales growth contributed an increase of 6.1% driven by broad strength in distribution, power generation, oil & gas and commercial HVAC. Foreign currency translation had a negative impact of 1.3%. The acquisition of Nicotra Gebhardt contributed sales growth of 8.5%. Gross profit increased $11.9 million or 12.2% as compared to the third quarter 2017 primarily driven by higher sales volumes, incremental price realization and productivity gains partially offset by commodity inflation. Operating expenses for the third quarter 2018 were $74.5 million compared to $68.4 million in the third quarter 2017. The $6.1 million or 8.9% increase was primarily due to increased compensation and benefit costs, variable selling related costs and the inclusion of the acquired business.
Climate Solutions Segment net sales were $255.4 million, a decrease of 0.2% compared to third quarter 2017. The decrease consisted of an organic sales growth increase of 1.4% driven by strength in North American residential HVAC and commercial refrigeration partially offset by weakness in international markets. Foreign currency translation had a negative 0.7% impact on net sales for the third quarter 2018 while the business to be exited had a negative impact of 0.9%. Gross profit decreased $3.9 million or 5.9% compared to the prior year. The decrease was primarily driven sales mix, commodity inflation, inventory write-downs associated with the business to be exited and lower sales volume partially offset by productivity gains and incremental price realization. On July 31, 2018, we received notification from a customer in the Hermetic Climate business that it would wind down operations. As a result of this notification, we accelerated our plans to exit the Hermetic Climate business and recognized impairment and exit related charges of $34.9 million. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, operating expenses include charges related to accounts receivable along with other expenses related to exiting the business. Operating expenses for the third quarter 2018 were $37.9 million compared to $26.9 million in the third quarter 2017. The $11.0 million or 40.9% increase was primarily due to the costs associated with the business to be exited and increased compensation and benefit costs.
Power Transmission Solutions Segment net sales for the third quarter 2018 were $207.7 million an increase of 7.7% compared to third quarter 2017 net sales of $192.9 million. The increase consisted of an organic sales growth increase of 8.1% primarily driven by increased demand in oil and gas, distribution, material handling and commercial HVAC. Foreign currency translation had a negative impact of 0.4%. Gross profit for the third quarter 2018 increased $7.7 million or 12.2% primarily due to the increase in sales volume partially offset by commodity inflation. Operating expenses for the third quarter 2018 increased $5.3 million as compared to the third quarter 2017 primarily due to increased compensation and benefit costs and variable selling related costs.

Nine Months Ended September 29, 2018 Compared to September 30, 2017
Net sales increased $224.3 million or 8.8% for the nine months ended September 29, 2018 compared to the nine months ended September 29, 2017. The increase consisted of an organic sales growth increase of 5.8%, a 2.6% increase from acquisitions, positive foreign currency translation impact of 0.9% and a negative impact of 0.5% from the business to be exited. Gross profit for the nine months ended September 29, 2018 increased $59.7 million or 9.0% compared to the nine months ended September 30, 2017 primarily due to higher sales volumes, incremental price realization and productivity gains partially offset by commodity inflation, inventory write-downs associated with the business to be exited and purchase accounting charges attributable to acquired inventory. Operating expenses for the nine months ended September 29, 2018 increased $36.8 million or 8.9% as compared to the same period in the prior year primarily due to increased compensation and benefit costs, the inclusion of the acquired business, costs associated with the business to be exited and variable selling related costs. Goodwill and other asset impairments of $18.2 million were recorded during the nine months ended September 29, 2018 related to the business to be exited.
Commercial and Industrial Systems Segment net sales increased $148.7 million or 12.4% for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. Organic sales growth contributed an increase of 5.8% driven by commercial HVAC, oil & gas, and power generation. Acquisitions contributed sales growth of 5.4%. Foreign currency translation had a positive impact of 1.2%. Gross profit for nine months ended September 29, 2018 increased $30.1 million or 10.6% primarily due to higher sales volumes, incremental price realization, lower restructuring charges and productivity gains offset by purchase accounting charges attributable to acquired inventory. Operating expenses for the nine months ended September 29, 2018 increased $11.0 million or 5.3% compared to the nine months ended September 30, 2017 primarily due to increased compensation and benefit costs, the inclusion of the acquired business, variable selling related costs and acquisition related costs.
Climate Solutions Segment net sales increased $18.4 million or 2.4% for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. The increase consisted of an organic sales growth increase of 3.3%, a positive foreign currency translation impact of 0.2% and a negative impact of 1.1% from the business to be exited. The organic sales increase was primarily driven by growth in North American residential HVAC. Gross profit increased $3.7 million or 1.9%. The increase was primarily driven by higher sales volume and incremental price realization partially offset by commodity inflation. We recognized $34.9 million of exit and exit related costs during the during the nine months ended September 29, 2018 related to the exit of the Hermetic Climate business. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, operating expenses include charges related to accounts receivable along with other expenses related to exiting the business. Operating expenses for the nine months ended September 29, 2018 increased $14.1 million or 16.8% as compared to the nine months ended September 30, 2017 primarily due to the costs associated with the business to be exited and higher compensation and benefit costs.
Power Transmission Solutions Segment net sales increased $57.2 million or 10.1% for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. The increase consisted of an organic sales growth increase of 9.1% and a positive foreign currency translation impact of 1.0%. The organic sales increase was primarily driven by oil & gas and material handling. Gross profit for the nine months ended September 29, 2018 increased $25.9 million or 14.0% compared to the nine months ended September 30, 2017 primarily due to the higher sales volume. Operating expenses for the nine months ended September 29, 2018 increased $11.7 million or 9.8% primarily due to higher compensation and benefit costs, variable selling costs and a prior year gain on the sale of assets.

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$462.3	$408.0	$1,345.3	$1,196.6
Climate Solutions	255.4	256.0	792.6	774.2
Power Transmission Solutions	207.7	192.9	626.0	568.8
Consolidated	$925.4	$856.9	$2,763.9	$2,539.6

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	23.8%	24.0%	23.4%	23.8%
Climate Solutions	24.3%	25.8%	25.1%	25.2%
Power Transmission Solutions	34.0%	32.7%	33.7%	32.5%
Consolidated	26.2%	26.5%	26.2%	26.2%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	16.1%	16.8%	16.4%	17.5%
Climate Solutions	14.8%	10.5%	12.4%	10.9%
Power Transmission Solutions	20.5%	19.3%	20.9%	21.0%
Consolidated	16.7%	15.5%	16.3%	16.3%

Income From Operations as a Percent of Net Sales:
Commercial and Industrial Systems	7.6%	7.2%	7.1%	6.3%
Climate Solutions	2.3%	15.3%	10.4%	14.3%
Power Transmission Solutions	13.5%	13.3%	12.8%	11.6%
Consolidated	7.5%	11.0%	9.3%	9.9%

Income From Operations	$69.4	$94.3	$257.2	$252.5
Other Expenses, net	0.4	0.3	1.2	0.7
Interest Expense	13.7	13.5	40.9	42.6
Interest Income	1.0	0.7	1.8	2.7
Income Before Taxes	56.3	81.2	216.9	211.9
Provision For Income Taxes	3.6	17.6	37.6	46.4
Net Income	52.7	63.6	179.3	165.5
Less: Net Income Attributable to Noncontrolling Interests	1.4	1.4	3.7	4.0
Net Income Attributable to Regal Beloit Corporation	$51.3	$62.2	$175.6	$161.5

The effective tax rate for the three months ended September 29, 2018 was 6.4% versus 21.7% for the three months ended September 30, 2017. The effective tax rate for the nine months ended September 29, 2018 was 17.3% versus 21.9% for the nine months ended September 30, 2017. The change in the effective tax rate for the three months ended September 29, 2018 was primarily driven by the Tax Cuts and Jobs Act of 2017 (the "Act") and the mix of earnings. The change in the effective tax rate for the nine months ended September 29, 2018 was primarily driven by the Act and the mix of earnings.

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

Cash flow provided by operating activities was $250.3 million for the nine months ended September 29, 2018, a $15.3 million increase from the nine months ended September 30, 2017. The increase was primarily the result of the higher net income and the non-cash impairments partially offset by the higher investment in net working capital for the nine months ended September 29, 2018 as compared to the nine months ended September 30, 2017.

Cash flow used in investing activities was $215.8 million for the nine months ended September 29, 2018 versus $42.0 million for the nine months ended September 30, 2017. The change was driven by the $161.5 million acquisition of Nicotra Gebhardt, net of cash acquired, and the higher additions of fixed assets in the current year.

Cash flow provided by financing activities was $16.2 million for the nine months ended September 29, 2018, compared to $298.9 million used in financing activities for the nine months ended September 30, 2017. Net debt borrowings of $138.9 million were made during the nine months ended September 29, 2018, compared to net debt repayments of $200.4 million made during the nine months ended September 30, 2017. We paid $35.1 million in dividends to shareholders in the nine months ended September 29, 2018, compared to $33.1 million for the nine months ended September 30, 2017. Cash used for share repurchases was $78.3 million for the nine months ended September 29, 2018, compared to $45.1 million for the nine months ended September 30, 2017.

Our working capital was $1,068.2 million at September 29, 2018, compared to $862.4 million at December 30, 2017. At September 29, 2018 and December 30, 2017, our current ratio (which is the ratio of our current assets to current liabilities) was 2.6:1 and 2.2:1, respectively. Our working capital increased primarily due to an increase in Trade Receivables of $76.6 million and a $33.9 million increase in Inventories which was partially offset by a $31.0 million increase in Accounts Payable. We paid $100.0 million of our 2011 Notes due in July 2018 using existing cash as well as cash generated from operations.

The following table presents selected financial information and statistics as of September 29, 2018 and December 30, 2017 (in millions):

	September 29, 2018	December 30, 2017
Cash and Cash Equivalents	$184.4	$139.6
Trade Receivables, Net	582.9	506.3
Inventories	791.0	757.1
Working Capital	1,068.2	862.4
Current Ratio	2.6:1	2.2:1

At September 29, 2018 our cash and cash equivalents totaled $184.4 million, of which $181.6 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), dividends to the US no longer incur US tax however a one-time tax on the mandatory deemed repatriation of foreign earnings payable over eight years was included in the Act. We have recognized a provisional deferred tax liability of $29.7 million related to the historical unremitted earnings as a result of the Act, payable over eight years.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Credit Agreement
In connection with the PTS Acquisition, on January 30, 2015, we entered into a new Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
On August 27, 2018 we replaced the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Loan and Prior Multicurrency Revolving Facility. The loan under the Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.5% for the three months ended September 29, 2018. The weighted average interest rate on the Prior Term Facility was 3.5% and 3.3% for the three and nine months ended September 29, 2018, respectively and 2.7% and 2.5% for the three and nine months ended September 30, 2017, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 29, 2018, we had borrowings under the Multicurrency Revolving Facility in the amount of $45.4 million, $0.7 million of standby letters of credit issued under the facility, and $453.9 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $32.8 million and the weighted average interest rate on the Multicurrency Revolving Facility was 3.4% for the three months ended September 29, 2018. The average daily balance in borrowings under the Prior Multicurrency Revolving Facility was $304.7 million and $211.7 million, and the weighted average interest rate on the Prior Multicurrency Revolving Facility was 3.4% and 3.2% for the three and nine months ended September 29, 2018, respectively. The average daily balance in borrowings under the Prior Multicurrency Revolving Facility was $97.8 million and $105.4 million and the weighted average interest rate on the Prior Multicurrency Revolving Facility was 2.7% and 2.5% for the three and nine months ended September 30, 2017. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to our consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At September 29, 2018, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes (the “2011 Notes”) in a private placement which were issued in seven tranches with maturities from seven to twelve years and carry fixed interest rates. As of September 29, 2018, $400.0 million of the 2011 Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at September 29, 2018 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 13 of Notes to the Condensed Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of September 29, 2018.

Other Notes Payable

At September 29, 2018, other notes payable of approximately $5.0 million were outstanding with a weighted average interest rate of 4.9%. At December 30, 2017, other notes payable of approximately $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,292.7 million and $1,165.4 million as of September 29, 2018 and December 30, 2017, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At September 29, 2018, excluding the impact of interest rate swaps, we had $404.7 million of fixed rate debt and $880.7 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 29, 2018 would result in a $2.4 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Multicurrency Revolving Facility. This interest rate swap has been designated as a cash flow hedge against forecasted interest payments.
Details regarding the instruments as of September 29, 2018 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Gain
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)	$0.8
As of September 29, 2018, the interest rate swap asset of $0.8 million was included in Other Noncurrent Assets. The unrealized gain on the effective portion of the contract net of tax of $0.6 million was recorded in AOCI. There were no interest swap rate contracts outstanding at December 30, 2017.
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
Derivatives
As of September 29, 2018, derivative currency assets (liabilities) of $9.8 million, $6.0 million, $(5.5) million and $(1.5) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 30, 2017, derivative currency assets (liabilities) of $15.6 million, $2.5 million, $(8.1) million and $(0.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains on the contracts of $3.5 million net of tax, and $3.3 million net of tax, as of September 29, 2018 and December 30, 2017 respectively, were recorded in AOCI. At September 29, 2018, we had $1.3 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, we had $(4.7) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 29, 2018 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$267.9	$(3.3)	$26.8	$(26.8)
Mexican Peso	191.4	9.4	19.1	(19.1)
Euro	104.7	3.7	10.5	(10.5)
Indian Rupee	38.0	(1.8)	3.8	(3.8)
Canadian Dollar	13.8	0.1	1.4	(1.4)
Australian Dollar	11.6	0.4	1.2	(1.2)
Thai Baht	6.7	0.3	0.7	(0.7)
British Pound	16.9	—	1.7	(1.7)
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
Derivatives
Derivative commodity assets (liabilities) of $1.4 million, $0.2 million, $(4.8) million, and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively, at September 29, 2018. Derivative commodity assets of $11.0 million are recorded in Prepaid Expenses at December 30, 2017. Derivative commodity assets of $0.7 million are recorded in Noncurrent Assets at December 30, 2017. The unrealized (losses) gains on the effective portion of the contracts of $(2.4) million net of tax and $7.3 million net of tax, as of September 29, 2018 and December 30, 2017, respectively, were recorded in AOCI. At September 29, 2018, we had $(1.4) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 30, 2017, there was $2.7 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 29, 2018 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$100.4	$(3.2)	$10.0	$(10.0)
Aluminum	7.6	(0.1)	0.8	(0.8)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance of a $1.6 million gain at September 29, 2018 includes $1.3 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following tables contain detail related to the repurchase of our common stock under the two programs that existed during the current quarter based on the date of trade during the quarter ended September 29, 2018.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
Jul 1 to Aug 4	32,000	$79.94	32,000	—
Aug 5 to Sep 1	—	—	—	—
Sep 2 to Sep 29	—	—	—	—
	32,000		32,000

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Jul 1 to Aug 4	—	$—	$—	$250,000,000
Aug 5 to Sep 1	45,533	79.93	3,639,242	246,360,758
Sep 2 to Sep 29	—	—	—	246,360,758
	45,533		$3,639,242

Under our equity incentive plans, participants may satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award having a value equal to the amount to be withheld. During the quarter ended September 29, 2018, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
In November, 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority had no expiration date. During the quarter ended September 29, 2018, we acquired 32,000 shares pursuant to this authorization. We had entered into a Rule 10b5-1 trading plan for the purpose of repurchasing shares, and certain of our purchases under the authorization during the quarter were made pursuant to the Rule 10b5-1 trading plan. At a meeting of the Board of Directors on July 24, 2018, this authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The new authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended September 29, 2018, we acquired $3.6 million of shares pursuant to this authorization. We have entered into a Rule 10b5-1 trading plan for the purpose of repurchasing shares, and certain of our purchases under the authorization during the quarter were made pursuant to the Rule 10b5-1 trading plan.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: November 6, 2018

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.