Form 10-K
period 2018-12-29
REGAL BELOIT CORP
filed 2019-02-26
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018
Commission File number 1-7283
Regal Beloit Corporation
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-0875718
(State of Incorporation)	(IRS Employer Identification No.)
200 State Street, Beloit, Wisconsin 53511
(Address of principal executive offices)
(608) 364-8800
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act	None (Title of Class)
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $3.6 billion.
On February 14, 2019, the registrant had outstanding 42,787,551 shares of common stock, $0.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2019 (the “2019 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 29, 2018

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

•
our ability to develop new products based on technological innovation, such as the Internet of Things ("IoT"), and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	risks associated with foreign manufacturing;

•	issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;

•	our overall debt levels and our ability to repay principal and interest on our outstanding debt;

•
prolonged declines or disruption in one or more markets we serve, such as heating, ventilation, air conditioning ("HVAC"), refrigeration, power generation, oil and gas, unit material handling or water heating;

•
economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that we cannot control;

•
product liability and other litigation, or claims by end users, government agencies or others that our products or our customers’ applications failed to perform as anticipated, particularly in high volume applications or where such failures are alleged to be the cause of property or casualty claims;

•	unanticipated liabilities of acquired businesses;

•	unanticipated adverse effects or liabilities from business exits or divestitures;

•	unanticipated costs or expenses we may incur related to product warranty issues;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;

•	effects on earnings of any significant impairment of goodwill or intangible assets;

•	losses from failures, breaches, attacks or disclosures involving our information technology infrastructure and data;

•	cyclical downturns affecting the global market for capital goods; and

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
References in an Item of this Annual Report on Form 10-K to information contained in the 2019 Proxy Statement, or to information contained in specific sections of the 2019 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 29, 2018 as “fiscal 2018", December 30, 2017 as “fiscal 2017", and the fiscal year ended December 31, 2016 as “fiscal 2016".
ITEM 1 - BUSINESS
Our Company

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

General

Commercial and Industrial Systems Segment

Our Commercial and Industrial Systems segment designs, manufactures and sells primarily:

•
Fractional, integral and large horsepower AC and DC motors, controls and fans and blowers for commercial and industrial applications. These products are sold directly to original equipment manufacturers ("OEMs") and end-user customers and through our network of direct and independent sales representatives as well as through regional and national distributors. Typical applications include commercial HVAC, pumps, fans, compressors, conveyors, augers, blowers, and irrigation equipment. Our customers tend to be the leaders in their industries, and their desire for more efficient motor based solutions is providing an increasing opportunity to add more value to their applications with energy efficient motor and integrated electronic control solutions.

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

•
Electric alternators from 5 kilowatts through 4 megawatts, automatic transfer switches, power generation and distribution switch gear, components and system controls. These products and systems are used in applications including health care, cloud and enterprise data centers, oil and gas, marine, agriculture, transportation, government, construction and other applications. The demand for electric power generation systems is driven by the need for electrical power on demand in cases where utility/grid power is lost or stressed or in prime power applications where utility power is unavailable.

Climate Solutions Segment

Our Climate Solutions segment designs, manufactures and sells primarily:

•
Fractional motors, electronic variable speed controls and blowers used in a variety of residential and light commercial air moving applications including HVAC systems and commercial refrigeration. These motors and blowers are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes and water heaters. A majority of our HVAC motors and blowers, are installed as part of a new HVAC system that replaces an existing HVAC system, or are used in an HVAC system for new home construction. The business enjoys a large installed base of equipment and long-term relationships with its major customers.

•
Fractional horsepower motors and blowers are also used across a wide range of other applications including white goods, water heating equipment, and small pumps and compressors and other small appliances. Demand for these products is driven primarily by consumer and light commercial market segments.

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

•
High performance disc, diaphragm and gear couplings for applications including turbines, compressors, generators and pumps in many industries including petrochemical, refinery, power generation, gas pipeline and liquid natural gas. We also produce flexible couplings and transmission elements. Products include gear, grid, jaw, elastomer, disc, and universal joints.

•
Mechanical power transmission drives and components including: belt drives, bushings, chain and sprockets, drive tighteners and idlers, mechanical CAM clutches, and torque overload devices. Our products serve a wide range of industries and applications, such as the following: aggregate, forestry and wood products, grain and biofuels, power generation, food and beverage, and heating, ventilation, air conditioning, and refrigeration.

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

Acquisitions

In fiscal 2018, we completed one acquisition in the Commercial & Industrial Systems segment.

•
On April 10, 2018, we acquired Nicotra Gebhardt S.p.A. ("NG") for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in our Commercial & Industrial Systems segment from the date of acquisition.

In fiscal 2016, we completed one acquisition in the Climate Solutions segment.

•
On January 18, 2016, we purchased the remaining shares owned by the joint venture partner in its Elco Group B.V. (“Elco”) joint venture, increasing our ownership from 55.0% to 100.0%, for $19.6 million. The purchase price of Elco is reflected as a component of equity.

Divestitures

In fiscal 2016, we completed two divestitures.

•
On June 1, 2016, we sold the Mastergear Worldwide ("Mastergear") business to Rotork PLC for a purchase price of $25.7 million. Mastergear was included in our Power Transmission Solutions segment. Gains related to the sale of $0.1 million and $11.6 million were recorded as a reduction to Operating Expenses in the Consolidated Statements of Income during fiscal 2017 and fiscal 2016, respectively.

•
On July 7, 2016, we sold the assets of our Venezuelan subsidiary, which had been included in our Commercial and Industrial Systems segment, to a private company for $3.0 million. Of this amount, $1.0 million was received on the transaction closing date and $2.0 million was paid in 24 monthly installments. We recorded the gains as the cash was received. We wrote down our investment and ceased operations of this subsidiary in fiscal 2015.

Sales, Marketing and Distribution

We sell our products directly to OEMs, distributors and end-users. We have multiple business units that promote our brands across their respective sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.

We operate large distribution facilities in Plainfield, Indiana; McAllen, Texas; LaVergne, Tennessee; Florence, Kentucky; and Monterrey, Mexico which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers. We also operate numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives' warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of revenue from our OEM customers. In our HVAC business, a large portion of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2018, fiscal 2017 or fiscal 2016.

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

Competition

Commercial and Industrial Systems Segment

Electric motor manufacturing is a highly competitive global industry in which there is emphasis on quality, reliability, and technological capabilities such as energy efficiency, delivery performance, price and service. We compete with a large number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors operate production facilities in many different countries, producing products for both the domestic and export markets. Global electric motor manufacturers, particularly those located in Europe, Brazil, China, India and elsewhere in Asia, compete with us as they attempt to expand their market penetration around the world, especially in North America.

Our major competitors in the Commercial and Industrial Systems segment include Wolong Electric Group Ltd., Kirloskar Brothers Limited, Crompton Greaves Limited, Lafert, ABB Ltd., Johnson Electric Holdings Limited, Siemens AG, Toshiba Corporation, Cummins, Inc., Nidec Corporation, TECHTOP Electric Motors, Weg S.A., Hyundai, Ziehl-Abegg, Teco-Westinghouse Motor Company, and ebm-papst Mulfingen GmbH & Co.KG.

Climate Solutions Segment

Our major competitors in the Climate Solutions segment include Nidec Corporation, Broad-Ocean Motor Co., ebm-papst Mulfingen GmbH & Co.KG, Welling Holding Ltd., McMillan Motors, and Panasonic Corporation.

Power Transmission Solutions Segment

The power transmission products market is fragmented. Many competitors in the market offer limited product lines or serve specific applications, industries or geographic markets. Other larger competitors offer broader product lines that serve multiple end uses in multiple geographies. Competition in the Power Transmission Solutions segment is based on several factors including quality, lead times, custom engineering capability, pricing, reliability, and customer and engineering support. Our major competitors in the Power Transmission Solutions segment include Altra Industrial Motion, Inc., Dodge (a subsidiary of ABB Ltd.), Rexnord Corporation, SKF and Timken Company.

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

We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 40 Non-Provisional United States ("US") patents, 2 Provisional US patents and an additional 60 Non-Provisional foreign patents in fiscal 2018.

Each of our business units has its own, as well as shared, product development and design teams that continuously work to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state of the art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors, electric generators, and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability, sustainability and enhanced energy efficiency. Increasingly, our research and development and other engineering efforts have focused on smart products that communicate and allow for monitoring, diagnostics and predictive maintenance.

Manufacturing and Operations

We have developed and acquired global operations in locations such as China, Mexico, Europe, India and Thailand so that we can sell our products in these markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the US, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements in many instances. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.

We manufacture a majority of the products that we sell, but also strategically outsource components and finished goods from an established global network of suppliers. We aggressively pursue global sourcing to reduce our overall costs. We generally maintain a dual sourcing capability to ensure a reliable supply source for our customers, although we do depend on a limited number of key suppliers for certain materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components of our product costs consist of bearings, electronics, permanent magnets and ferrous and non-ferrous castings.

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

Facilities

We have manufacturing, sales and service facilities in the US, Mexico, China, Europe, India, Thailand, and Australia, as well as a number of other locations throughout the world. Our Commercial and Industrial Systems segment currently includes 106 manufacturing, service, office and distribution facilities of which 46 are principal manufacturing facilities and 21 are principal warehouse facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 7.9 million square feet of space, of which approximately 33% are leased. Our Climate Solutions segment includes 34 manufacturing, service, office and distribution facilities, of which 13 are principal manufacturing facilities and 4 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 55% are leased. Our Power Transmission Solutions segment currently includes 29 manufacturing, service, office and distribution facilities of which 17 are principal manufacturing facilities and 3 are principal warehouse facilities. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 3.1 million square feet of space, of which approximately 10% are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received. As of December 29, 2018, our backlog was $493.4 million, as compared to $447.2 million on December 30, 2017. We believe that virtually all of our backlog will be shipped in fiscal 2019.

Patents, Trademarks and Licenses

We own a number of US patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business as a whole. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.

Employees

At the end of fiscal 2018, we employed approximately 24,600 employees worldwide. Of those employees, approximately 11,355 were located in Mexico; approximately 5,320 in the US; approximately 3,660 in China; approximately 1,360 in India; and approximately 2,905 in the rest of the world. We consider our employee relations to be very good. We take an annual employee survey and in fiscal 2018, 96% of our employees took the survey and 88% of respondents answered favorably to the question "Do you enjoy working at Regal?".

Executive Officers

The names, ages, and positions of our executive officers as of February 26, 2019 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Mark J. Gliebe	58	Chairman and Chief Executive Officer
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

Jonathan J. Schlemmer	53	Chief Operating Officer
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

Robert J. Rehard	50	Vice President and Chief Financial Officer
Joined the Company in January 2015 as Vice President, Corporate Controller and Principal Accounting Officer and was appointed Vice President, Financial Planning & Analysis in January 2017. He was elected Vice President and Chief Financial Officer effective April 1, 2018. Prior to joining the Company, Mr. Rehard held leadership roles in the areas of operations accounting, corporation accounting and financial planning and analysis with Eaton Corporation, Cooper Industries, Masco Corporation, Emerson Electric Co. and Deloitte & Touche LLP.

Thomas E. Valentyn	59	Vice President, General Counsel and Secretary
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

Timothy J. Oswald	42	Vice President, Corporate Human Resources
Joined the Company in 2008 as Director of Talent and advanced to hold positions in Compensation and Benefits from 2013 to July 2016. From July 2016 to his election to Vice President, Corporate Human Resources, he served as the Vice President of Human Resources for the Company’s Power Transmission Solutions business. He was elected Vice President, Corporate Human Resources in January 2019. Prior to joining the Company, Mr. Oswald spent ten years at General Motors in a variety of roles.

John M. Avampato	58	Vice President and Chief Information Officer
Joined the Company in 2006 as Vice President Information Technology. Appointed Vice President and Chief Information Officer in January 2008. In April 2010, Mr. Avampato was elected as an officer of the Company. Prior to joining the Company, Mr. Avampato was employed with Newell Rubbermaid from 1984 to 2006 where he was Vice President, Chief Information Officer from 1999 to 2006.

Mr. Gliebe will retire as Chairman of the Board and Chief Executive Officer after an orderly transition to a new Chief Executive Officer which is expected to be completed before the end of the second quarter of fiscal 2019.

As previously reported, Mr. Charles A. Hinrichs retired as Vice President and Chief Financial Officer on March 31, 2018, and Mr. Rehard was promoted to the role of Vice President and Chief Financial Officer effective April 1, 2018.

Mr. Terry R. Colvin announced his retirement from the Company effective March 30, 2019. Mr. Oswald, formerly Vice President, Human Resources, was promoted to the role of Vice President, Corporate Human Resources effective January 19, 2019.

Website Disclosure

Our Internet address is www.regalbeloit.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In fiscal 2019, we produced our first ever Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

We operate in the highly competitive global electric motors, drives and controls, power generation and power transmission industries.

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

Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products and product enhancements based on technological innovation, such as IoT, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business.

The electric motor and power transmission industries in recent years have seen significant evolution and innovation, particularly with respect to increasing energy efficiency and control enhancements. Our ability to effectively compete in these industries depends in part on our ability to continue to develop new technologies and innovative products and product enhancements, based on technological innovation such as IoT. Further, many large customers in these industries generally desire to purchase from companies that can offer a broad product range, which means we must continue to develop our expertise in order to design, manufacture and sell these products successfully. This requires that we make significant investments in engineering, manufacturing, customer service and support, research and development and intellectual property protection, and there can be no assurance that in the future we will have sufficient resources to continue to make such investments. If we are unable to meet the needs of our customers for innovative products or product variety, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, which may adversely impact our results of operations.

Our dependence on, and the price of, raw materials may adversely affect our gross margins.

Many of the products we produce contain key materials such as steel, copper, aluminum and electronics. Market prices for those materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations and tariffs, economic conditions and other circumstances. We may not be able to offset any increase in commodity costs through pricing actions, productivity enhancements or other means, and increasing commodity costs may have an adverse impact on our gross margins, which could adversely affect our results of operations and financial condition.

In each of our Climate Solutions and Commercial and Industrial Systems segments, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.

We derive a significant portion of the revenues of our motor businesses from several key OEM customers. Our success will depend on our continued ability to develop and manage relationships with these customers. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Our reliance on sales from customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain these key customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our results of operations and financial condition.

We manufacture a significant portion of our products outside the US, and political, societal or economic instability may present additional risks to our business.
Approximately 19,280 of our approximate 24,600 total employees and 75 of our principal manufacturing and warehouse facilities are located outside the US. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding the effect of the United Kingdom’s impending exit from the European Union, commonly referred to as “Brexit,” trade relations between the US and China, the implementation of the United States-Mexico-Canada Agreement (the "USMCA"), or the change in labor rates in Mexico.

Our business may not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

As of December 29, 2018, we had $1.3 billion in aggregate debt outstanding under our various financing arrangements, $248.6 million in cash and cash equivalents and $401.2 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our indebtedness may have important consequences. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and our markets; and/or

•	place us at a competitive disadvantage relative to our competitors that have less debt.

In addition, our credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business strategies. If an event of default under our credit facility or senior notes were to occur, the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable.

Portions of our total sales come directly from customers in key markets and industries. A significant or prolonged decline or disruption in one of those markets or industries could result in lower capital expenditures by such customers, which could have a material adverse effect on our results of operations and financial condition.

Portions of our total sales are dependent directly upon the level of capital expenditures by customers in key markets and industries, such as HVAC, refrigeration, power generation, oil and gas, and unit material handling or water heating. A significant or prolonged decline or disruption in one of those markets or industries may result in some of such customers delaying, canceling or modifying projects, or may result in nonpayment of amounts that are owed to us. These effects could have a material adverse effect on our results of operations and financial condition.

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

Over the past several years, as part of our strategic growth plans, we have acquired multiple businesses. Some of those acquisitions have been significant to our overall growth. The full realization of the expected benefits and synergies of acquisitions requires integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of acquired businesses, we may not be able to realize the expected benefits and synergies of the acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including:

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

Divestitures of some of our businesses or product lines may have a material adverse effect on our results of operations, financial position and cash flows.

We continually evaluate the strategic fit of our businesses and products, which may result in divestitures. Any divestiture may result in write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial position. In addition, divestitures may result in asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks associated with divestitures.

Our success is highly dependent on qualified and sufficient staffing. Our failure to attract or retain qualified personnel, including our senior management team, could lead to a loss of revenue or profitability.

Our success depends, in part, on the efforts and abilities of our senior management team and key employees and the contributions of talented employees in various operations and functions, such as engineering, finance, sales, marketing, manufacturing, etc. The skills, experience and industry contacts of our senior management team significantly benefit our operations and administration. The failure to attract or retain members of our senior management team and key talent could have a negative effect on our operating results. An example is the previously disclosed transition to a new Chief Executive Officer that is expected to be completed before the end of the second quarter of fiscal 2019.

Our operations are highly dependent on information technology infrastructure, and failures, attacks or breaches could significantly affect our business.

We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns, including costs relating to investigation and remediation actions.

IT security threats via computer malware and other “cyber-attacks,” which are increasing in both frequency and sophistication, could also result in unauthorized disclosures of information, such as customer data, personally identifiable information or other confidential or proprietary material, and create financial liability, subject us to legal or regulatory sanctions, or damage our reputation. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. While we continuously seek to maintain robust information security mechanisms and controls, the impact of a material IT event could have a material adverse effect on our competitive position, results of operations, financial condition and cash flow.

We have substantially completed the implementation of a global Enterprise Resource Planning (the “ERP”) system that redesigned and deployed a common information system. We will continue to implement the ERP system throughout the business. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As we implement the ERP system, some elements may not perform as expected. This could have an adverse effect on our business.

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

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the US and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by the US or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, the uncertainty surrounding the effect of the United Kingdom’s impending exit from the European Union, commonly referred to as “Brexit,” trade relations between the US and China, the implementation of the USMCA, or the change in labor rates in Mexico.

We are subject to changes in legislative, regulatory and legal developments involving income and other taxes.

We are subject to US federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities, including claims or litigation related to our interpretation and application of tax laws and regulations, could result in substantially higher taxes, could have a negative impact on our ability to compete in the global marketplace, and could have a significant adverse effect on our results or operations, financial conditions and liquidity.

We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current and/or acquired businesses could adversely affect our operating results and financial position.

A significant amount of our revenue is generated from customers located outside of the US, and an increasingly greater portion of our assets and employees are located outside of the US which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal executive offices are located in Beloit, Wisconsin in an owned office building with approximately 50,000 square feet. We have manufacturing, sales and service facilities throughout the US and in Mexico, China, Europe, India, Thailand, and Australia.
Our Commercial and Industrial Systems segment currently includes 106 facilities, of which 46 are principal manufacturing facilities and 21 are principal warehouse facilities. The Commercial and Industrial Systems segment's present operating facilities contain a total of approximately 7.9 million square feet of space, of which approximately 33% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial and Industrial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	12	2.3	1.4	0.9
Mexico	8	1.2	0.7	0.5
China	8	1.5	1.5	—
India	3	0.6	0.5	0.1
Europe	12	0.4	0.3	0.1
Other	24	1.2	0.4	0.8
Total	67	7.2	4.8	2.4

Our Climate Solutions segment currently includes 34 facilities, of which 13 are principal manufacturing facilities and 4 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 55% are leased.
The following represents our principal manufacturing and warehouse facilities in the Climate Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	6	0.9	0.5	0.4
Mexico	6	0.8	0.3	0.5
China	1	0.2	—	0.2
India	2	0.2	0.2	—
Europe	1	0.2	—	0.2
Other	1	0.1	—	0.1
Total	17	2.4	1.0	1.4

Our Power Transmission Solutions segment currently includes 29 facilities, of which 17 are principal manufacturing facilities and 3 are principal warehouse facilities. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 3.1 million square feet of space, of which approximately 10% are leased.
The following represents our principal manufacturing and warehouse facilities in the Power Transmission Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	11	1.7	1.5	0.2
Mexico	2	0.4	0.4	—
China	1	0.1	—	0.1
Europe	6	0.4	0.4	—
Total	20	2.6	2.3	0.3

ITEM 3 - LEGAL PROCEEDINGS
A subsidiary that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to product safety requirements and other potential regulation of their performance by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. We have recorded an estimated liability for incurred claims. Based on the current facts, we cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on our subsidiary's financial condition. Our subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that our subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.
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

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The number of registered holders of common stock as of January 25, 2019 was 356.

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 29, 2018.

	Total		Total Value of Shares	Maximum Value of
	Number of	Average	Purchased as a Part	Shares that May be
	Shares	Price Paid	of Publicly Announced	Purchased Under the
2018 Fiscal Month	Purchased	per Share	Plans or Program	Plans or Programs
September 30 to November 3	277,450	$78.27	$21,715,434	$224,645,324

November 4 to December 1	109,994	75.50	8,304,765	216,340,559

December 2 to December 29	257,905	75.40	19,446,026	196,894,533
Total	645,349		$49,466,225
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended December 29, 2018, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
In November 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority has no expiration date. At a meeting of the Board of Directors on July 24, 2018, this repurchase program was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares. During the quarter ended December 29, 2018, we acquired $49.5 million in shares pursuant to the July 24, 2018 repurchase authorization. For fiscal 2018, we purchased 1,652,887 shares or $127.8 million in shares. For fiscal 2017, we purchased 576,804 shares or $45.1 million in shares. The maximum value of shares of our common stock available to be purchased as of December 29, 2018 is $196.9 million.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period December 29, 2013 through December 29, 2018. In each case, the graph assumes the investment of $100.00 on December 28, 2013.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
12/28/13
01/03/15
01/02/16
12/31/16
12/30/17
12/29/18
Regal Beloit Corporation
S&P MidCap 400 Index
S&P 400 Electrical Components & Equipment

INDEXED RETURNS
	Years Ended
Company / Index	2014	2015	2016	2017	2018

Regal Beloit Corporation	$103.56	$81.54	$98.02	$109.86	$101.94
S&P MidCap 400 Index	110.40	108.08	130.50	151.69	133.51
S&P 400 Electrical Components & Equipment	109.70	132.68	155.16	170.00	148.44

ITEM 6 - SELECTED FINANCIAL DATA
The selected statements of income data for fiscal years 2018, 2017 and 2016, and the selected balance sheet data as of December 29, 2018 and December 30, 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal years 2015 and 2014 and the selected balance sheet data as of December 31, 2016, January 2, 2016, and January 3, 2015 are derived from audited consolidated financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2018	2017	2016	2015	2014
		(In Millions, Except per Share Data)
Net Sales	$3,645.6	$3,360.3	$3,224.5	$3,509.7	$3,257.1
Cost of Sales	2,681.0	2,476.7	2,359.5	2,576.0	2,459.1
Gross Profit	964.6	883.6	865.0	933.7	798.0
Operating Expenses	599.4	552.5	542.5	596.8	515.4
Goodwill Impairment	9.5	—	—	79.9	119.5
Asset Impairments	8.7	—	—	—	40.0
Total Operating Expenses	617.6	552.5	542.5	676.7	674.9
Income from Operations	347.0	331.1	322.5	257.0	123.1
Net Income	235.8	218.1	209.3	148.5	36.1
Net Income Attributable to Regal Beloit Corporation	231.2	213.0	203.4	143.3	31.0
Total Assets	4,623.8	4,388.2	4,358.5	4,591.7	3,357.2
Total Debt	1,307.1	1,141.1	1,411.5	1,721.9	632.5
Long-Term Debt	1,306.6	1,039.9	1,310.9	1,715.6	624.7
Regal Beloit Shareholders' Equity	2,310.5	2,325.5	2,038.8	1,937.3	1,934.4
Per Share Data:
Earnings - Basic	$5.30	$4.78	$4.55	$3.21	$0.69
Earnings - Assuming Dilution	5.26	4.74	4.52	3.18	0.69
Cash Dividends Declared	1.10	1.02	0.95	0.91	0.86
Shareholders' Equity	53.62	52.83	46.46	44.32	44.02
Weighted Average Shares Outstanding:
Basic	43.6	44.6	44.7	44.7	45.0
Assuming Dilution	43.9	44.9	45.0	45.1	45.3

We have completed various acquisitions that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions include the acquisition of the Power Transmission Solutions business from Emerson Electric Co. on January 30, 2015 (the "PTS Acquisition").
On July 31, 2018, we received notification from a customer of our Hermetic Climate business that it would wind down operations. The Hermetic Climate business accounted for sales of $52.6 million and $60.4 million for the fiscal years ended 2018 and 2017, respectively. As a result of this notification, we accelerated our plans to exit this business. We will be winding down its operations over the next few months and as a result, we recognized exit and exit related charges of $34.9 million during the 2018 fiscal year. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, we took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.
On April 10, 2018, we acquired NG for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in our Commercial & Industrial Systems segment from the date of acquisition.
Cost of Sales, Operating Expenses and Income from Operations for fiscal years 2017, 2016, 2015, and 2014 have been recast to reflect the retrospective adoption of Accounting Standards Update No. 2017-07 (See also Note 3 of Notes to the Consolidated Financial Statements).
For fiscal years 2017 and 2016, there were no impairment charges or significant acquisitions.
In fiscal 2015, non-cash impairment charges of $79.9 million for goodwill were recorded in the Commercial and Industrial Systems segment, reducing Income from Operations by $79.9 million and Net Income Attributable to Regal Beloit Corporation by $58.1 million.

In the fourth quarter of fiscal 2014, non-cash impairment charges of $118.5 million for goodwill and $40.0 million of asset impairments, and in the second quarter of fiscal 2014 non-cash impairment charges of $1.0 million of goodwill, reduced Income from Operations by $159.5 million and Net Income Attributable to Regal Beloit Corporation by $147.3 million. The impairment charges were recorded in reporting units in all three of our reportable segments.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 29, 2018 as "fiscal 2018", December 30, 2017 as “fiscal 2017", and the fiscal year ended December 31, 2016 as “fiscal 2016". Fiscal 2018, fiscal 2017, and fiscal 2016 all had 52 weeks.

Overview

General

Regal Beloit Corporation (NYSE: RBC) (“we,” “us,” “our” or the “Company”), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. As of the end of fiscal 2018, the Company, including its subsidiaries, employs approximately 24,600 people in its manufacturing, sales, and service facilities and corporate offices throughout the US, Canada, Mexico, Europe and Asia. In fiscal 2018, we reported annual net sales of $3.6 billion compared to $3.4 billion in fiscal 2017.

Our company is comprised of three operating segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions.

A description of the three operating segments is as follows:

•
Commercial and Industrial Systems produces medium and large motors, commercial and industrial equipment, alternators, motors and controls and air moving solutions. These products serve markets including commercial HVAC, pool and spa, standby and critical power and oil and gas systems.

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

Components of Profit and Loss

Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to OEMs, who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales are derived from direct sales to customers by sales personnel employed by the Company, however, a significant portion of our sales are derived from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenues varying from business unit to business unit.

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

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of the acquisition (“Acquisition Sales”), (ii) less the amount of sales attributable to any businesses divested/to be exited ("Business To Be Exited"), and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales.

Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, insurance and utilities; and (v) shipping. The majority of our cost of sales consists of raw materials and components. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate portions of the commodity price fluctuations through fixed-price agreements with suppliers and our hedging strategies. When we experience commodity price increases, we have tended to announce price increases to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term arrangements, we tend to include material price formulas that specify quarterly or semi-annual price adjustments based on a variety of factors, including commodity prices.

Outside of general economic cyclicality, our business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each business. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial and Industrial Systems segment and our Power Transmission Solutions segment have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

Operating Expenses. Our operating expenses consist primarily of (i) general and administrative expenses; (ii) sales and marketing expenses; (iii) general engineering and research and development expenses; and (iv) handling costs incurred in conjunction with distribution activities. Personnel related costs are our largest operating expense.

Our general and administrative expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses related to our executive, finance, human resource, information technology, legal and operations functions; (ii) occupancy expenses; (iii) technology related costs; (iv) depreciation and amortization; and (v) corporate-related travel. The majority of our general and administrative costs are for salaries and related personnel expenses. These costs can vary by business given the location of our different manufacturing operations.

Our sales and marketing expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses related to our sales and marketing function; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; and (iv) other related overhead.

Our general engineering and research and development expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. While these costs make up an insignificant portion of our operating expenses in the Power Transmission Solutions segment, they are more substantial in our Commercial and Industrial Systems and Climate Solutions segments. In particular, a large driver of our research and development efforts in those two segments is energy efficiency, which generally means using less electrical power to produce more mechanical power.

Goodwill & Other Asset Impairments. On July 31, 2018, we received notification from a customer of our Hermetic Climate business that it would wind down operations. As a result of this notification, we accelerated our plans to exit the Hermetic Climate business. We will be winding down our operations over the next few months and as a result, we recognized exit and exit related charges of $34.9 million during fiscal 2018. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the asset impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.

We did not record any goodwill or other asset impairments in fiscal 2017 or fiscal 2016. See also Note 3 of Notes to the Consolidated Financial Statements.

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Impairments during fiscal 2018:
Goodwill Impairments	$—	$9.5	$—	$9.5
Impairment of Intangible Asset	—	7.6	—	7.6
Impairment of Other Long-Lived Assets	—	1.1	—	1.1
Total Impairments	$—	$18.2	$—	$18.2

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

Outlook

In fiscal 2019, we are forecasting low to mid-single digit organic sales growth, and we expect to improve our operating margin. We expect to see positive impact from our new products targeted for the upcoming energy efficiency regulations. In fiscal 2019, we expect diluted earnings per share to be $6.59 to $6.99. Our fiscal 2019 diluted earnings per share guidance is based on an effective tax rate of 21%.

Results of Operations

The following table sets forth selected information for the years indicated:

	2018		2017		2016
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$1,782.0		$1,604.3		$1,530.9
Climate Solutions	1,024.8		990.6		960.0
Power Transmission Solutions	838.8		765.4		733.6
Consolidated	$3,645.6		$3,360.3		$3,224.5

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	23.8%		23.5%		24.7%
Climate Solutions	25.6%		25.8%		25.6%
Power Transmission Solutions	33.2%		32.8%		32.9%
Consolidated	26.5%		26.3%		26.8%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	16.6%		17.3%		18.0%
Climate Solutions	12.6%		11.5%		11.9%
Power Transmission Solutions	20.8%		21.1%		20.8%
Consolidated	16.4%		16.4%		16.8%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	7.1%		6.2%		6.7%
Climate Solutions	11.3%		14.3%		13.6%
Power Transmission Solutions	12.4%		11.7%		12.1%
Consolidated	9.5%		9.9%		10.0%

Income from Operations	$347.0		$331.1		$322.5
Other Expenses, net	1.5	1.5	1.0	1.0	1.9
Interest Expense	55.2		56.1		58.7
Interest Income	1.9		3.2		4.5
Income before Taxes	292.2		277.2		266.4
Provision for Income Taxes	56.4		59.1		57.1
Net Income	235.8		218.1		209.3
Net Income Attributable to Noncontrolling Interests	4.6		5.1		5.9
Net Income Attributable to Regal Beloit Corporation	$231.2		$213.0		$203.4

Fiscal Year 2018 Compared to Fiscal Year 2017

Net sales for fiscal 2018 were $3.6 billion, a 8.5% increase as compared to fiscal 2017 net sales of $3.4 billion. The increase consisted mainly of 5.7% positive organic sales growth and a positive 2.9% sales growth related to the acquisition of Nicotra Gebhardt S.p.A. ("NG"). Gross profit increased $81.0 million or 9.2% as compared to the prior year. The increase from the prior year was driven primarily due to higher sales volumes, incremental price realization and productivity gains, partially offset by material price increases primarily from commodity inflation, inventory write-downs associated with the exit of the Hermetic Climate business and purchase accounting charges attributable to acquired inventory. Operating expenses were $599.4 million which was a $46.9 million increase from fiscal 2017 due primarily to increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams, higher variable expenses, such as commissions, on higher sales volume, costs related to the exit of the Hermetic Climate business and operating expenses related to NG. Operating expenses, excluding the impact of impairments, for fiscal 2018 and fiscal 2017 as a percent of sales was 16.4%.

Net sales for the Commercial and Industrial Systems segment for fiscal 2018 were $1.8 billion, an 11.1% increase compared to fiscal 2017 net sales of $1.6 billion. The increase consisted of 4.7% positive organic growth and positive 6.0% growth related to NG. The organic sales increase was primarily driven by commercial HVAC, oil & gas and power generation. Gross profit increased $46.6 million or 12.4% primarily due to higher sales volumes, incremental price realization, lower restructuring charges and productivity gains offset by purchase accounting charges attributable to acquired inventory. Operating expenses for fiscal 2018 increased $19.4 million as compared to fiscal 2017. The increase was primarily due to increased compensation and benefit costs, the inclusion of NG, variable selling related costs and acquisition related costs. Operating expenses as a percentage of sales decreased 70 basis points as compared to fiscal 2017.

Net sales for the Climate Solutions segment for fiscal 2018 were $1,024.8 million, a 3.5% increase compared to fiscal 2017 net sales of $990.6 million. The increase consisted of an organic sales increase of 4.6% partially offset by a decrease of 1.1% from Hermetic Climate. The organic sales increase was primarily driven by growth in North American residential HVAC. Gross profit increased $7.3 million or 2.9% primarily due to higher sales volumes and incremental price realization. Operating expenses for fiscal 2018 increased $15.0 million as compared to the prior year primarily due to the costs associated with the exit of the Hermetic Climate business and higher compensation and benefit costs.

Net sales for the Power Transmission Solutions segment for fiscal 2018 were $838.8 million, a 9.6% increase compared to fiscal 2017 net sales of $765.4 million. The increase consisted of an organic sales increase of 9.1% and a positive foreign currency translation impact of 0.5%. The organic sales increase was primarily driven by North American oil and gas, renewable energy and material handling. Gross profit for fiscal 2018 increased $27.1 million or 10.8% primarily due to higher sales volumes and productivity gains. Operating expenses for fiscal 2018 increased $12.5 million due to increased variable expenses to support the higher sales volume, increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams, and a prior year $2.8 million gain on the sale of assets.

The effective tax rate for fiscal 2018 was 19.3% compared to 21.3% for fiscal 2017. The decrease in the effective rate was due to the tax effect of the costs associated with the exit of the Hermetic Climate business. The lower effective tax rate in fiscal 2018 as compared to the 21% statutory US federal income tax rate is driven by a mix of earnings, adjustments to reflect updates to our accounting for changes as a result of Tax Cuts and Jobs Act of 2017 ("the Act") and lower foreign tax rates.

Fiscal Year 2017 Compared to Fiscal Year 2016

Net sales for fiscal 2017 were $3.4 billion, an 4.2% increase compared to fiscal 2016 net sales of $3.2 billion. The increase consisted of an organic sales increase of 4.8%, and a positive foreign currency translation impact of 0.2% that was offset by a negative 0.3% impact from sales of the divested Mastergear Worldwide (“Mastergear”) business in fiscal 2016. Gross profit increased $18.6 million or 2.2% as compared to the prior year. The increase was largely driven by the increased sales volume that was partially offset by a $5.4 million charge from an increase in the last-in, first-out ("LIFO") reserve and an increase in restructuring and related charges. The prior year included a $14.5 million charge from an increase in the LIFO reserve. Total operating expenses were $552.5 million which was a $10.0 million increase from fiscal 2016 due primarily to increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams as well as increased variable expenses, such as commissions, on higher sales volume. These increases were partially offset with reductions in amortization expense as well as other discretionary spending. Operating expenses for fiscal 2017 as a percent of sales was 16.4% as compared to 16.8% for the same period in the prior year. The prior year operating expenses contained a $11.6 million gain on the sale of the Mastergear business.

Net sales for the Commercial and Industrial Systems segment for fiscal 2017 were $1.6 billion, a 4.8% increase compared to fiscal 2016 net sales of $1.5 billion. The increase consisted of 4.7% positive organic growth and 0.2% favorable foreign currency translation. The organic sales increase was primarily driven by broad based global strength in industrial demand for electric motors and higher sales through our distribution channels. Gross profit decreased $1.9 million or 0.5% primarily due to the impact of increased restructuring charges resulting from the exit of a non-core business and an increase in the LIFO reserve which resulted in a charge of $12.7 million that was offset by the increased sales volume. The prior year included a charge of $8.4 million due to an increase in the LIFO reserve. Operating expenses for fiscal 2017 increased $1.6 million as compared to fiscal 2016. Operating expenses as a percentage of sales increased 0.6% compared to fiscal 2016 with increased expenses to support the higher sales volume for commissions and compensation and benefits that were partially offset by a $1.1 million gain on the sale of assets and lower amortization expenses.

Net sales for the Climate Solutions segment for fiscal 2017 were $990.6 million, a 3.2% increase compared to fiscal 2016 net sales of $960.0 million. The increase consisted of an organic sales increase of 4.6%, and a positive foreign currency translation impact of 0.1%. Organic sales increase was primarily driven by growth in North American residential HVAC, Europe and Asia. Gross profit increased $10.1 million or 4.1% primarily due to higher volumes and a $4.9 million benefit due to a reduction in the LIFO reserve. The prior year included a benefit of $6.3 million due to an increase in the LIFO reserve. Operating expenses for fiscal 2017 decreased $0.6 million as compared to the prior year due to leveraging of costs on the higher sales volume and lower discretionary spending.

Net sales for the Power Transmission Solutions segment for fiscal 2017 were $765.4 million, a 4.3% increase compared to fiscal 2016 net sales of $733.6 million. The increase consisted of an organic sales increase of 5.3% and a positive foreign currency translation impact of 0.2% that was offset by a negative impact from sales of the divested Mastergear business of 1.2%. The organic sales increase was primarily driven by increased North American industrial demand for power transmission products including improved oil and gas and renewable energy end market demand. Gross profit for fiscal 2017 increased $10.4 million or 4.3% primarily due to higher volumes and a benefit of $2.4 million due to a reduction in the LIFO reserve. The prior year included a benefit of $0.2 million due to a reduction in the LIFO reserve. Operating expenses for fiscal 2017 increased $9.0 million due to increased variable expenses to support the higher sales volume and increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams that was partially offset by a $2.8 million gain on the sale of assets. The prior year operating expenses included a $11.6 million gain on the sale of the Mastergear business.

The effective tax rate for fiscal 2017 was 21.3% compared to 21.4% for fiscal 2016. The decrease in the effective rate was due to the Act that was offset by other discrete items. The lower effective tax rate in fiscal 2017 as compared to the 35% statutory US federal income tax rate is driven by the mix of earnings and lower foreign tax rates.

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

Cash flow provided by operating activities was $362.7 million for fiscal 2018, a $70.8 million increase from fiscal 2017. The increase was primarily the result of the higher net income year over year and the increase in accounts payable in fiscal 2018.

Cash flow provided by operating activities was $291.9 million for fiscal 2017, a $150.4 million decrease from fiscal 2016. The decrease was primarily the result of the higher investment in inventory in fiscal 2017.

Cash flow used in investing activities was $227.9 million for fiscal 2018, compared to $57.8 million used in fiscal 2017. The change was driven primarily by the acquisition of NG. Capital expenditures were $77.6 million in fiscal 2018, compared to $65.2 million in fiscal 2017.

Cash flow used in investing activities was $57.8 million for fiscal 2017, compared to $19.6 million used in fiscal 2016. The change was driven primarily by the $24.6 million received for the sale of our Mastergear business in fiscal 2016. The proceeds from the sale of Mastergear were used to reduce debt obligations. Capital expenditures were $65.2 million in both fiscal 2017 and fiscal 2016.

Our commitments for property, plant and equipment as of December 29, 2018 were approximately $3.3 million. In fiscal 2019, we anticipate capital spending to be approximately $90.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2019. We anticipate funding fiscal 2019 capital spending with operating cash flows.

Cash flow used in financing activities was $17.7 million for fiscal 2018, compared to $390.6 million in fiscal 2017. Net debt borrowings totaled $166.7 million in fiscal 2018, compared to net debt repayments of $274.7 million in fiscal 2017. We paid $47.2 million in dividends to shareholders in fiscal 2018 compared to $44.5 million in fiscal 2017. In fiscal 2018 we paid distributions of $1.6 million to noncontrolling interests compared to $17.4 million in fiscal 2017. We also repurchased $127.8 million of our common stock during fiscal 2018 compared to $45.1 million in fiscal 2017.

Cash flow used in financing activities was $390.6 million for fiscal 2017, compared to $379.5 million for fiscal 2016. Net debt repayments totaled $274.7 million in fiscal 2017, compared to net debt repayments of $315.3 million in fiscal 2016. We paid $44.5 million in dividends to shareholders in fiscal 2017 compared to $42.1 million in fiscal 2016. In fiscal 2017 we paid distributions of $17.4 million to noncontrolling interests compared to $0.3 million in fiscal 2016. We also repurchased $45.1 million of our common stock during fiscal 2017. Cash used to purchase additional interest in a joint venture was $19.6 million in fiscal 2016.

Our working capital was $1,134.2 million and $862.4 million as of December 29, 2018 and December 30, 2017, respectively. As of December 29, 2018 and December 30, 2017, our current ratio (which is the ratio of our current assets to current liabilities) was 2.7:1 and 2.2:1, respectively. We intend to use operating cash flow to meet our current debt repayment obligations.

The following table presents selected financial information and statistics as of December 29, 2018 and December 30, 2017 (in millions):

	December 29, 2018	December 30, 2017
Cash and Cash Equivalents	$248.6	$139.6
Trade Receivables, Net	551.9	506.3
Inventories	767.2	757.1
Working Capital	1,134.2	862.4
Current Ratio	2.7:1	2.2:1

As of December 29, 2018, our cash and cash equivalents totaled $248.6 million. As of December 29, 2018, $243.8 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. We repatriated $14.4 million of foreign cash in fiscal 2018. As a result of the Act, dividends to the US no longer incur US tax however a one-time tax on the mandatory deemed repatriation of foreign earnings payable over eight years was included in the Act. We recognized a charge of $29.8 million related to the historical unremitted earnings as a result of the Act and elected to pay over eight years.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Pension Liabilities and Other Post Retirement Benefits

Accrued pension and other post retirement benefits of $100.3 million as of December 29, 2018 was consistent with the prior year amount of $104.8 million as of December 30, 2017.

Credit Agreement

In connection with the Company's acquisition of the Power Transmission Solutions business of Emerson Electric Co. on January 30, 2015 (the "PTS Acquisition"), the Company entered into a Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100 million letter of credit sub facility available for general corporate purposes. Borrowings under the Prior Credit Agreement bore interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

On August 27, 2018, the Company replaced the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility and Prior Term Facility was 3.4% and 2.6% for the years ended December 29, 2018 and December 30, 2017, respectively. The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. The Company repaid $90.0 million in 2018 and $177.0 million in 2017.

As of December 29, 2018, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $98.4 million, $0.4 million of standby letters of credit, and $401.2 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was $171.5 million and $111.2 million, respectively, and the weighted average interest rate on the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was 3.3% and 2.6% for the years ended December 29, 2018 and December 30, 2017, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes

As of December 29, 2018, the Company had $400.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of December 29, 2018, $400.0 million of the Notes are included in Long-Term Debt on the Consolidated Balance Sheets.

Details on the Notes as of December 29, 2018 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of December 29, 2018.

Other Notes Payable

As of December 29, 2018, other notes payable of $4.9 million were outstanding with a weighted average interest rate of 5.0%. As of December 30, 2017, other notes payable of $5.7 million were outstanding with a weighted average rate of 5.7%.

Based on rates for instruments with comparable maturities and credit quality, the approximate fair value of our total debt was $1,323.6 million and $1,165.4 million as of December 29, 2018 and December 30, 2017, respectively.

Litigation

A subsidiary that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to product safety requirements and other potential regulation of their performance by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. We have recorded an estimated liability for incurred claims. Based on the current facts, we cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on our subsidiary's financial condition. Our subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that our subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and payments due by period as of December 29, 2018 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$24.1	$30.8	$11.0	$296.4	$362.3
1 - 3 years	354.2	43.9	6.8	—	404.9
3 - 5 years	1,036.1	18.2	6.5	—	1,060.8
More than 5 years	2.7	16.2	15.8	—	34.7
Total	$1,417.1	$109.1	$40.1	$296.4	$1,862.7

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 14 of Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after fiscal 2018 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 29, 2018.

(2) Variable rate debt based on December 29, 2018 rates. See also Note 7 of Notes to the Consolidated Financial Statements.

We utilize blanket purchase orders (“Blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under Blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”

As of December 29, 2018, we had outstanding standby letters of credit totaling approximately $21.5 million. We had no other material commercial commitments.

We did not have any material variable interest entities as of December 29, 2018 or December 30, 2017. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("US") requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following critical accounting policies could have the most significant effect on our reported results.

Purchase Accounting and Business Combinations

Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We, with the assistance of outside specialists as necessary, use estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. We may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

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

The calculated fair values for our fiscal 2018 and fiscal 2017 impairment testing exceeded the carrying values by at least 10% for all of our reporting units. Some of the key considerations used in our impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.

We aggregate our business units by segment for reporting purposes and the majority of our goodwill is within our Power Transmissions Solutions segment (see also Note 6 of Notes to the Consolidated Financial Statements).

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

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of the trade names associated with the PTS Acquisition. They were evaluated for impairment using fiscal October 2018 information using a relief from royalty method to determine whether their fair values exceed their respective carrying amounts. The Company determined the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For fiscal 2018 and fiscal 2017, the fair value of indefinite lived intangible assets exceeded their respective carrying value. Some of the key considerations used in our impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of December 29, 2018, we had $404.7 million of fixed rate debt and $908.6 million of variable rate debt. As of December 30, 2017, we had $504.7 million of fixed rate debt and $641.8 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of December 29, 2018 would result in a $0.3 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Multicurrency Revolving Facility. Such interest rate swap has been designated as a cash flow hedge against forecasted interest payments.

Details regarding the instruments as of December 29, 2018 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)

As of December 29, 2018, an immaterial interest rate swap asset was included in Other Noncurrent Assets. The immaterial unrealized gain on the effective portion of the contract net of tax was recorded on AOCI. There were no interest swap rate contracts outstanding as of December 30, 2017.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. We have our revolving credit facility, certain lines of credit and interest rate swaps that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks and options.

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

As of December 29, 2018, derivative currency assets (liabilities) of $6.6 million, $7.2 million, $(5.0) million and $(1.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 30, 2017, derivative currency assets (liabilities) of $15.6 million, $2.5 million, $(8.1) million and $(0.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains (losses) on the effective portion of the contracts of $1.3 million net of tax, and $3.3 million net of tax, as of December 29, 2018 and December 30, 2017, was recorded in AOCI. As of December 29, 2018, we had $(0.7) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 30, 2017, we had $(4.7) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 29, 2018 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$182.3	$2.0	$18.2	$(18.2)
Chinese Renminbi	125.5	(2.0)	12.6	(12.6)
Indian Rupee	44.0	0.9	4.4	(4.4)
Euro	225.7	5.6	22.6	(22.6)
Canadian Dollar	11.4	0.5	1.1	(1.1)
Australian Dollar	13.2	0.4	1.3	(1.3)
Thai Baht	6.7	0.3	0.7	(0.7)
British Pound	15.3	—	1.5	(1.5)

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

Derivative commodity assets (liabilities) of $0.1 million, $(6.3) million and $(0.1) million are recorded in Prepaid Expenses, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively as of December 29, 2018. Derivative commodity assets of $0.0 million are recorded in Other Noncurrent Assets as of December 29, 2018. Derivative commodity assets of $11.0 million are recorded in Prepaid Expenses as of December 30, 2017. Derivative commodity assets of $0.7 million are recorded in Other Noncurrent Assets as of December 30, 2017. The unrealized gain (loss) on the effective portion of the contracts of $(4.6) million net of tax and $7.3 million net of tax, as of December 29, 2018 and December 30, 2017, respectively, was recorded in AOCI. As of December 29, 2018, we had an additional $(1.4) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 30, 2017, we had an additional $2.7 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 29, 2018 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$95.4	$(5.4)	$9.5	$(9.5)
Aluminum	10.0	(0.9)	1.0	(1.0)

Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of $(5.4) million loss as of December 29, 2018 includes $(3.2) million of net current deferred losses expected to be realized in the next twelve months.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Net Sales	$878.8	$813.5	$959.7	$869.2	$925.4	$856.9	$881.7	$820.7
Gross Profit	234.9	215.5	247.4	222.8	242.6	226.9	239.7	218.4
Income from Operations	88.2	75.0	99.6	83.2	69.4	94.3	89.8	78.6
Net Income	59.3	47.6	67.3	54.3	52.7	63.6	56.5	52.6
Net Income Attributable to Regal Beloit Corporation	58.4	46.3	65.9	53.0	51.3	62.2	55.6	51.5
Earnings Per Share Attributable to Regal Beloit Corporation (1)
Basic	1.32	1.03	1.51	1.19	1.18	1.40	1.29	1.16
Assuming Dilution	1.31	1.02	1.50	1.18	1.17	1.39	1.28	1.15
Weighted Average Number of Shares Outstanding
Basic	44.2	44.8	43.8	44.7	43.4	44.4	43.1	44.3
Assuming Dilution	44.5	45.1	44.1	45.1	43.8	44.8	43.4	44.7
Net Sales
Commercial and Industrial Systems	$414.0	$381.2	$469.0	$407.4	$462.3	$408.0	$436.7	$407.7
Climate Solutions	259.9	247.7	277.3	270.5	255.4	256.0	232.2	216.4
Power Transmission Solutions	204.9	184.6	213.4	191.3	207.7	192.9	212.8	196.6
Income from Operations
Commercial and Industrial Systems	29.1	25.7	30.5	20.6	35.3	29.5	32.1	24.0
Climate Solutions	32.3	31.4	44.0	40.4	6.0	39.1	33.3	30.6
Power Transmission Solutions	26.8	17.9	25.1	22.2	28.1	25.7	24.4	24.0
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2018. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). As allowed by SEC guidance, management excluded from its assessment Nicotra Gebhardt S.p.A., which was acquired in 2018 and constituted 4.0% and 6.6% of total and net assets, respectively, as of December 29, 2018 and 2.6% and (0.2)% of net sales and net income respectively for the year then ended. Based on the results of its evaluation, the Company's management concluded that, as of December 29, 2018, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 29, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 29, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2019
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regal Beloit Corporation and subsidiaries (the "Company") as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nicotra Gebhardt S.p.A. ("NG"), which was acquired on April 10, 2018 and whose financial statements constitute 6.6% and 4.0% of net and total assets, respectively, 2.6% of net sales, and (0.2)% of net income of the consolidated financial statement amounts as of and for the year ended December 29, 2018. Accordingly, our audit did not include the internal control over financial reporting at NG.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 26, 2019

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net Sales	$3,645.6	$3,360.3	$3,224.5
Cost of Sales	2,681.0	2,476.7	2,359.5
Gross Profit	964.6	883.6	865.0
Operating Expenses	599.4	552.5	542.5
Goodwill Impairment	9.5	—	—
Asset Impairments	8.7	—	—
Total Operating Expenses	617.6	552.5	542.5
Income from Operations	347.0	331.1	322.5
Other Expenses, net	1.5	1.0	1.9
Interest Expense	55.2	56.1	58.7
Interest Income	1.9	3.2	4.5
Income before Taxes	292.2	277.2	266.4
Provision for Income Taxes	56.4	59.1	57.1
Net Income	235.8	218.1	209.3
Less: Net Income Attributable to Noncontrolling Interests	4.6	5.1	5.9
Net Income Attributable to Regal Beloit Corporation	$231.2	$213.0	$203.4
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$5.30	$4.78	$4.55
Assuming Dilution	$5.26	$4.74	$4.52
Weighted Average Number of Shares Outstanding:
Basic	43.6	44.6	44.7
Assuming Dilution	43.9	44.9	45.0
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 29, 2018		December 30, 2017		December 31, 2016
Net Income		$235.8		$218.1		$209.3
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign Currency Translation Adjustments		(71.2)		103.1		(68.2)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(1.2) Million in 2018, $26.1 Million in 2017 and $(15.2) Million in 2016	$(4.0)		$42.4		$(24.8)
Reclassification of (Gains) Losses Included in Net Income, Net of Tax Effects of $(3.8) Million in 2018, $4.5 Million in 2017, and $19.1 Million in 2016	(12.0)	(16.0)	7.3	49.7	31.2	6.4
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $(0.6) Million in 2018, $0.4 Million in 2017 and $(1.5) Million in 2016	(1.9)		1.8		(2.8)
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $0.8 Million in 2018, $0.9 Million in 2017 and $1.2 Million in 2016	2.9	1.0	1.6	3.4	2.2	(0.6)
Other Comprehensive Income (Loss)		(86.2)		156.2		(62.4)
Comprehensive Income		149.6		374.3		146.9
Less: Comprehensive Income Attributable to Noncontrolling Interest		2.8		7.2		3.9
Comprehensive Income Attributable to Regal Beloit Corporation		$146.8		$367.1		$143.0
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	December 29, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$248.6	$139.6
Trade Receivables, Less Allowances of $13.3 Million in 2018 and $11.3 Million in 2017	551.9	506.3
Inventories	767.2	757.1
Prepaid Expenses and Other Current Assets	157.9	171.4
Assets of Businesses Held for Sale	92.1	—
Total Current Assets	1,817.7	1,574.4
Net Property, Plant and Equipment	615.5	623.0
Goodwill	1,509.2	1,477.1
Intangible Assets, Net of Amortization	625.5	670.5
Deferred Income Tax Benefits	34.2	28.5
Other Noncurrent Assets	21.7	14.7
Total Assets	$4,623.8	$4,388.2

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$424.8	$384.3
Dividends Payable	12.0	11.5
Current Hedging Obligations	11.3	8.1
Accrued Compensation and Employee Benefits	81.9	74.2
Other Accrued Expenses	136.0	132.7
Liabilities of Businesses Held for Sale	17.0	—
Current Maturities of Long-Term Debt	0.5	101.2
Total Current Liabilities	683.5	712.0
Long-Term Debt	1,306.6	1,039.9
Deferred Income Taxes	148.3	135.3
Noncurrent Hedging Obligations	1.2	0.9
Pension and Other Post Retirement Benefits	96.2	101.0
Other Noncurrent Liabilities	49.5	44.4
Contingencies (see Note 11)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 100.0 Million Shares Authorized, 42.8 Million and 44.3 Million Shares Issued and Outstanding at 2018 and 2017, Respectively	0.4	0.4
Additional Paid-In Capital	783.6	877.5
Retained Earnings	1,777.9	1,611.6
Accumulated Other Comprehensive Loss	(251.4)	(164.0)
Total Regal Beloit Corporation Shareholders' Equity	2,310.5	2,325.5
Noncontrolling Interests	28.0	29.2
Total Equity	2,338.5	2,354.7
Total Liabilities and Equity	$4,623.8	$4,388.2
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of January 2, 2016	$0.4	$900.8	$1,291.1	$(255.0)	$45.5	$1,982.8
Net Income	—	—	203.4	—	5.9	209.3
Other Comprehensive Loss	—	—	—	(60.4)	(2.0)	(62.4)
Dividends Declared ($0.95 Per Share)	—	—	(42.5)	—	—	(42.5)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	(2.4)	—	—	—	(2.4)
Share-Based Compensation	—	13.3	—	—	—	13.3
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(7.2)	—	(2.7)	(9.7)	(19.6)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	213.0	—	5.1	218.1
Other Comprehensive Income	—	—	—	154.1	2.1	156.2
Dividends Declared ($1.02 Per Share)	—	—	(45.3)	—	—	(45.3)
Stock Options Exercised	—	(3.6)	—	—	—	(3.6)
Share-Based Compensation	—	13.6	—	—	—	13.6
Stock Repurchase	—	(37.0)	(8.1)			(45.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(17.4)	(17.4)
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	231.2	—	4.6	235.8
Other Comprehensive Loss	—	—	—	(84.4)	(1.8)	(86.2)
Dividends Declared ($1.10 Per Share)	—	—	(47.7)	—	—	(47.7)
Stock Options Exercised	—	(4.8)	—	—	—	(4.8)
Share-Based Compensation	—	16.9	—	—	—	16.9
Stock Repurchase	—	(106.0)	(21.8)	—	—	(127.8)
Adoption of Accounting Pronouncement ASU 2018-02	—	—	4.6	(4.6)	—	—
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.6	(2.4)	(0.8)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.6)	(1.6)
Balance as of December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$235.8	$218.1	$209.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	87.5	82.0	93.4
Amortization	54.9	55.2	62.0
Goodwill Impairment	9.5	—	—
Asset Impairments	8.7	—	—
Share-Based Compensation Expense	16.9	13.6	13.3
Expense (Benefit) from Deferred Income Taxes	13.2	(9.7)	(1.6)
Loss on Exit of Business	—	3.9	—
Exit Related Costs	16.7	—	—
Loss (Gain) on Disposition of Assets	1.1	(2.5)	1.1
Other Non-Cash Changes	3.0	1.3	1.6
Gain on Sale of Businesses	—	(0.1)	(11.6)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(56.5)	(31.0)	(10.4)
Inventories	(42.7)	(83.0)	100.4
Accounts Payable	41.1	37.7	7.6
Current Liabilities and Other	(26.5)	6.4	(22.8)
Net Cash Provided by Operating Activities	362.7	291.9	442.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(77.6)	(65.2)	(65.2)
Purchases of Investment Securities	—	(0.9)	(53.7)
Sales of Investment Securities	0.5	0.9	72.6
Business Acquisitions, Net of Cash Acquired	(161.5)	—	—
Proceeds from Sale of Businesses	0.7	1.1	24.6
Proceeds from Sale of Assets	10.0	6.3	2.1
Net Cash Used in Investing Activities	(227.9)	(57.8)	(19.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,350.3	1,247.6	583.7
Repayments Under Revolving Credit Facility	(1,271.7)	(1,245.8)	(568.7)
Proceeds from Short-Term Borrowings	19.0	25.2	23.8
Repayments of Short-Term Borrowings	(19.7)	(24.7)	(30.5)
Proceeds from Long-Term Borrowings	900.2	0.3	0.2
Repayments of Long-Term Borrowings	(811.4)	(277.3)	(323.8)
Dividends Paid to Shareholders	(47.2)	(44.5)	(42.1)
Proceeds from the Exercise of Stock Options	—	0.4	0.5
Shares Surrendered for Taxes	(3.5)	(4.0)	(2.7)
Purchase of Subsidiary Shares from Noncontrolling Interest	(0.8)	—	(19.6)
Financing Fees Paid	(3.5)	—	—
Repurchase of Common Stock	(127.8)	(45.1)	—
Payments of Contingent Consideration	—	(5.3)	—
Distributions to Noncontrolling Interests	(1.6)	(17.4)	(0.3)
Net Cash Used in Financing Activities	(17.7)	(390.6)	(379.5)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(8.1)	11.6	(11.6)
Net Increase (Decrease) in Cash and Cash Equivalents	109.0	(144.9)	31.6
Cash and Cash Equivalents at Beginning of Period	139.6	284.5	252.9
Cash and Cash Equivalents at End of Period	$248.6	$139.6	$284.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$54.2	$53.2	$53.7
Income Taxes	81.2	59.7	66.9

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States based multi-national corporation. The Company reports in three operating segments: the Commercial and Industrial Systems segment produces medium and large motors, commercial and industrial equipment, alternators, motors and controls and air moving solutions; the Climate Solutions segment produces small motors, controls and air moving solutions; and the Power Transmission Solutions segment manufactures, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products.

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 were 52 weeks.

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
For a limited number of contracts, the Company recognizes revenue over time in proportion to costs incurred. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured. Estimated discounts and rebates are recorded as a reduction of gross sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping are recorded in Cost of Sales and handling costs incurred in connection with selling and distribution activities are recorded in Operating Expenses.
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2018, fiscal 2017 or fiscal 2016.
Nature of Goods and Services

The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM’s customers. The Company reports in three operating segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions. See Note 6 for a description of the different segments.
Nature of Performance Obligations
The Company’s contracts with customers typically consist of purchase orders, invoices and master supply agreements. At contract inception, across all three segments, the Company assesses the goods and services promised in its sales arrangements with customers and identifies a performance obligation for each promise to transfer to the customer a good or service that is distinct. The Company’s primary performance obligations consist of product sales and customized systems/solutions.
Product:
The nature of products varies from segment to segment but across all segments, individual products are generally not integrated and represent separate performance obligations.
Customized systems/solutions:
The Company provides customized systems/solutions which consist of multiple products engineered and designed to specific customer specification, combined or integrated into one combined solution for a specific customer application. The goods are transferred to the customer and revenue is typically recognized over time as the performance obligations are satisfied.
When Performance Obligations are Satisfied
For performance obligations related to substantially all of the Company's product sales, the Company determines that the customer obtains control upon shipment and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company considers control to have transferred upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.
For a limited number of contracts, the Company transfers control and recognizes revenue over time. The Company satisfies its performance obligations over time and the Company uses a cost-based input method to measure progress. In applying the cost-based method of revenue recognition, the Company uses actual costs incurred to date relative to the total estimated costs for the contract in conjunction with the customer's commitment to perform in determining the amount of revenue and cost to recognize. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods to the customer.
Payment Terms
The arrangement with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms vary by customer but typically range from due upon delivery to 120 days after delivery. For contracts recognized at a point in time, revenue and billing typically occur simultaneously. The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. For contracts recognized using the cost-based input method, revenue recognized in excess of customer billings and billings in excess of revenue recognized are reviewed to determine the net asset or net liability position and classified as such on the Consolidated Balance Sheet.
Returns, Refunds, and Warranties
The Company’s contracts do not explicitly offer a “general” right of return to its customers (e.g. customers ordered excess products and return unused items). Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company generally only offers limited warranties which are considered to be assurance type warranties and are not accounted for as separate performance obligations. Customers generally receive repair or replacement on products that do not function to specification. Estimated product warranties are provided for specific product groups and the Company accrues for estimated future warranty cost in the period in which the sale is recognized. The Company estimates the accrual requirements based on historical warranty loss experience and the cost is included in Cost of Sales.
Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, they are entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.
Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by geographical region for the fiscal year ended December 29, 2018 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$1,173.5	$891.9	$686.4	$2,751.8
Asia	269.6	39.5	24.1	333.2
Europe	177.2	50.5	96.9	324.6
Rest-of-World	161.7	42.9	31.4	236.0
Total	$1,782.0	$1,024.8	$838.8	$3,645.6
Practical Expedients and Exemptions
The Company typically expenses incremental direct costs of obtaining a contract, primarily sales commissions, as incurred because the amortization period is expected to be 12 months or less. Contract costs are included in Operating Expenses in the accompanying Consolidated Statements of Income.
Due to the short nature of the Company’s contracts, the Company has adopted a practical expedient to not disclose revenue allocated to remaining performance obligations as substantially all of its contracts have original terms of 12 months or less.
The Company typically does not include in its transaction price any amounts collected from customers for sales taxes.
The Company has elected to account for shipping and handling costs as fulfillment activities and expense the costs as incurred as part of Cost of Sales.
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
Research and development costs are expensed as incurred. For fiscal 2018, 2017 and 2016, research and development costs were $29.3 million, $29.9 million and $29.5 million, respectively. Research and development costs are recorded in Operating Expenses.
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
Inventories
The major classes of inventory at year end are as follows:

	December 29, 2018	December 30, 2017
Raw Material and Work in Process	45%	47%
Finished Goods and Purchased Parts	55%	53%
Inventories are stated at cost, which is not in excess of market. Cost for approximately 54% of the Company's inventory as of December 29, 2018 and 52% as of December 30, 2017 was determined using the last-in, first-out method. If all inventories were valued on the first-in, first-out method, they would have increased by $65.5 million and $46.0 million as of December 29, 2018 and December 30, 2017, respectively. Material, labor and factory overhead costs are included in the inventories.
The Company reviews inventories for excess and obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, the Company records an excess and obsolete reserve.
Assets Held for Sale
In December 2018, the Company signed an agreement to sell its engineered drives and controls systems business included in the Company's Commercial and Industrial Systems segment. This transaction closed in January 2019. Also in January 2019, the Company signed an agreement to sell its capacitors business which had been included in the Company's Climate Solutions segment. This transaction is expected to close in the second quarter of 2019. The assets and liabilities related to these businesses have been reclassified to Assets of Businesses Held for Sale and Liabilities of Businesses Held for Sale on the Company's Consolidated Balance Sheets as of December 29, 2018. These businesses are being divested as they are considered non-core to the Company's operations. The table below presents the balances that were classified as Assets of Businesses Held for Sale and Liabilities of Businesses Held for Sale as of December 29, 2018 (in millions):

December 29, 2018
Trade Receivables	$19.2
Inventories	34.7
Prepaid Expenses and Other Current Assets	5.0
Property, Plant and Equipment	19.9
Intangible Assets	12.0
Goodwill	1.3
Assets of Businesses Held for Sale	$92.1

Accounts Payable	$8.1
Accrued Compensation and Employee Benefits	0.5
Other Accrued Expenses	7.3
Other Noncurrent Liabilities	1.1
Liabilities of Businesses Held for Sale	$17.0
Fiscal 2018 Net Sales and Income from Operations for the businesses classified as held for sale at December 29, 2018 were $138.9 million and $15.7 million, respectively.
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

Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	December 29, 2018	December 30, 2017

Land and Improvements		$82.1	$78.2
Buildings and Improvements	3-50	302.8	294.5
Machinery and Equipment	3-15	971.9	986.8
Property, Plant and Equipment		1,356.8	1,359.5
Less: Accumulated Depreciation		(741.3)	(736.5)
Net Property, Plant and Equipment		$615.5	$623.0

Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. For goodwill, the Company may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The Company performed quantitative impairment testing for all reporting units in 2018. The Company performs the required annual goodwill impairment testing as of the end of the October fiscal month.
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
The reporting unit fair values for the Company's fiscal 2018 and fiscal 2017 impairment testing exceeded the carrying values by at least 10% for all of its reporting units. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected performance of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment.
On July 31, 2018, the Company received notification from a customer of its Hermetic Climate business that it would wind down operations. The Hermetic Climate business accounted for sales of $52.6 million and $60.4 million for the fiscal years ended 2018 and 2017, respectively. As a result of this notification, the Company accelerated its plans to exit this business. The Company will be winding down its operations over the next few months and as a result, the Company recognized exit and exit related charges of $34.9 million during fiscal 2018. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that may indicate that carrying values may not be recoverable. If an indicator is present, the Company evaluates carrying values as compared to undiscounted estimated future cash flows. If such estimated future cash flows are less than carrying value, an impairment would be recognized. The Company recorded impairments for its customer relationship intangible asset of $5.5 million and technology intangible asset of $2.1 million due to the winding down of the Hermetic Climate business described above.

Indefinite-lived intangible assets are not amortized. The Company evaluates the carrying amount of indefinite-lived intangible assets annually or more frequently if events or circumstances indicate that the assets might be impaired. The Company performs the required annual impairment testing as of the end of the October fiscal month.
Indefinite-lived intangible assets consist of trade names associated with the acquired Power Transmission Solutions business. They were evaluated for impairment using a relief from royalty method to determine whether their fair values exceed their respective carrying amounts. The Company determined the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For fiscal 2018 and fiscal 2017, the fair value of indefinite lived intangible assets exceeded their respective carrying value. Some of the key considerations used in the Company's impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate and (iii) recent historical and projected performance of the subject of the related business reporting unit. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment.
Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. The Company concluded it had an impairment of $1.1 million in long-lived assets in fiscal 2018 due to the winding down of the Hermetic Climate business described above.

Earnings Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.6 million in fiscal 2018, 0.5 million in fiscal 2017 and 1.3 million in fiscal 2016. The following table reconciles the basic and diluted shares used in earnings per share calculations for the fiscal years ended (in millions):

	2018	2017	2016
Denominator for Basic Earnings Per Share	43.6	44.6	44.7
Effect of Dilutive Securities	0.3	0.3	0.3
Denominator for Diluted Earnings Per Share	43.9	44.9	45.0
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
Beginning in fiscal 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension and other post retirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. The change will not affect the measurement of the total benefit obligations as the change in service and interest costs is offset in the actuarial gains and losses recorded in other comprehensive income. The methodology of selecting a discount rate that matches each plan's cash flows to that of a theoretical bond portfolio yield curve will continue to be used to value the benefit obligation at the end of each year.

The service cost component of the Company's net periodic benefit cost is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expenses, net on the Company's Consolidated Statements of Income.
Derivative Financial Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Any fair value changes are recorded in Net Income or Accumulated Other Comprehensive Loss ("AOCI") as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.
The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. The majority of derivative instruments have been designated as cash flow hedges (see also Note 13).
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
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Shareholders' Equity under AOCI. As a result of adopting ASU 2018-02 on April 1, 2018 on a prospective basis, the Company reclassified $6.6 million of stranded tax benefits related to Pension and Post Retirement Benefits and $2.0 million of stranded tax expense related to Hedging Activities to Retained Earnings. This resulted in a $4.6 million increase in Retained Earnings.
The components of the ending balances of AOCI are as follows (in millions):

	2018	2017
Foreign Currency Translation Adjustments	$(207.8)	$(140.0)
Hedging Activities, Net of Tax of $(1.7) in 2018 and $5.4 in 2017	(5.4)	8.6
Pension and Post Retirement Benefits, Net of Tax of $(11.8) in 2018 and $(18.8) in 2017	(38.2)	(32.6)
Total	$(251.4)	$(164.0)
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
Fair Values of Financial Instruments

The fair values of cash equivalents, term deposits, trade receivables and accounts payable approximate their carrying values due to the short period of time to maturity. The fair value of debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings as further described in Note 7. The fair value of pension assets and derivative instruments is determined based on the methods disclosed in Notes 8 and 14.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in Accumulated Other Comprehensive Loss (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to Retained Earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the US tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the US tax law changes are recognized. The Company elected to early adopt this standard as of April 1, 2018. During the second quarter, the Company elected to reclassify the stranded effects from the US tax law changes from AOCI to Retained Earnings on a prospective basis. As a result of the adoption of ASU 2018-02, the Company reclassified $4.6 million from AOCI to Retained Earnings. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Prospective application is required. The Company prospectively adopted ASU 2017-09 for its fiscal year beginning on December 31, 2017 and it did not have a material impact on the Company's Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization. Additionally, the ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of Income from Operations. This ASU is effective for annual periods beginning after December 15, 2017. The amendments in the ASU are to be applied retrospectively for presentation in the Consolidated Statements of Income and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post retirement benefit. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on December 31, 2017. As a result of adopting the ASU, non-service cost related net periodic benefit income of $0.5 million and $0.2 million and non-service cost related net periodic benefit costs of $1.5 million and $2.1 million were reclassified from Cost of Sales and Operating Expenses, respectively, to Other Expenses, net for the fiscal year ended December 30, 2017 and December 31, 2016, respectively, on the Consolidated Statements of Income to conform to the current year presentation using the practical expedient allowed under this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new leasing standard establishes a right of use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The amendment also allows lessors the option to make a policy election to treat lease and nonlease components as a single lease component under certain conditions.
The Company adopted the standard as of December 30, 2018, the beginning of fiscal 2019, under the modified retrospective method in which the Company will record a cumulative effect adjustment. The Company elected the package of practical expedients permitted under the relief package within the new standard, which among other things, allows the Company to carryforward the historical lease accounting of expired or existing leases with respect to lease identification, lease classification and accounting treatment for initial direct costs as of the adoption date. The Company also elected the practical expedient related to lease versus nonlease components, allowing the Company to recognize lease and nonlease components as a single lease.
The Company anticipates the adoption of the new standard will result in the recognition of ROU assets and lease liabilities of approximately $85.0 million to $105.0 million based on the present value of the remaining lease payments. As this standard is non-cash in nature, the Company does not believe the standard will have an impact on its cash flows and the impact to the results of operations is still being evaluated. The adoption is not expected to have any impact on its debt-covenant compliance under the current credit agreements.

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

(4) Acquisitions and Divestitures
The results of operations of acquired businesses are included in the Consolidated Financial Statements from the date of acquisition. Acquisition and acquisition related expenses of $1.5 million were recorded in Operating Expenses for the fiscal year ended December 29, 2018. There were no acquisition-related expenses in fiscal 2017 or fiscal 2016. See Note 3 for information regarding planned 2019 divestitures and exits.
2018 Acquisitions
Nicotra Gebhardt
On April 10, 2018, the Company acquired Nicotra Gebhardt S.p.A. ("NG") for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in the Company's Commercial & Industrial Systems segment from the date of acquisition.

The Company finalized its analysis of the fair value of tangible assets acquired and liabilities assumed and the allocation of any excess acquisition cost over the fair value of the net tangible assets acquired to any separately identifiable intangible assets. The Company booked provisional amounts at the acquisition date and has made adjustments to the provisional amounts to reflect changes in the initial value of property, plant and equipment, intangible assets and the related deferred tax balances. The Company made the adjustments retrospectively during the allowed measurement period. The Company has completed its assessment of valuing property, plant and equipment using both a market approach and a cost approach depending on the asset. Intangible assets have been valued using the present value of projected future cash flows. Significant assumptions include royalty rates, discount rates and customer attrition. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the fair value of assets acquired and liabilities assumed (in millions):

As of April 10, 2018
Other Current Assets	$17.2
Trade Receivables	28.0
Inventories	22.1
Property, Plant and Equipment	44.6
Intangible Assets	37.8
Goodwill	58.7
Other Noncurrent Assets	2.5
Total Assets Acquired	$210.9
Accounts Payable	16.7
Current Liabilities	14.2
Long-Term Liabilities	10.0
Net Assets Acquired	$170.0
Other Disclosures

The Consolidated Statements of Income include the results of operations of NG since the date of acquisition, and such results are reflected in the Commercial and Industrial Systems segment. Results of operations since the date of acquisition and supplemental pro forma financial information have not been presented for the NG acquisition as such information is not material to the results of operations.

South Africa

During the year ended December 29, 2018 the Company purchased the remaining shares owned by the joint venture partner in a South African distribution business for a purchase price of $0.8 million. The purchase price of the South African distribution business is reflected as a component of equity.

2018 Divestitures
Israel Subsidiary
On November 8, 2018, the Company sold all of the stock of its Israeli subsidiary, which had been included in the Company's Commercial and Industrial Systems segment, to a private company for a purchase price of $0.9 million.
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

(5) Goodwill and Intangible Assets
Goodwill

The excess of purchase price over estimated fair value is assigned to goodwill. See Note 3 for additional details. During the third quarter of 2018, the Company accelerated its plans to exit the Hermetic Climate business. This decision resulted in an impairment charge of $9.5 million.
The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 31, 2016	$1,453.2	$540.6	$341.8	$570.8
Translation Adjustments	23.9	8.2	0.6	15.1
Balance as of December 30, 2017	$1,477.1	$548.8	$342.4	$585.9

Acquisitions	58.7	58.7	—	—
Less: Impairment charges	(9.5)	—	(9.5)	—
Less: Held for Sale	(1.3)	—	(1.3)	—
Translation Adjustments	(15.8)	(8.6)	(1.0)	(6.2)
Balance as of December 29, 2018	$1,509.2	$598.9	$330.6	$579.7
Cumulative Goodwill Impairment Charges	$285.2	$244.8	$17.2	$23.2
Intangible Assets
Intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	December 30, 2017	Acquisition	Held for Sale	Impairment Charges	Translation Adjustments	December 29, 2018
Customer Relationships	17	$720.9	$28.3	$(18.7)	$(10.8)	$(10.9)	$708.8
Technology	14	192.3	—	(32.2)	(14.1)	(1.5)	144.5
Trademarks	14	32.8	9.5	(4.0)	—	(1.3)	37.0
Patent and Engineering Drawings	5	16.6	—	—	—	—	16.6
Non-Compete Agreements	8	8.5	—	(1.1)	—	(0.2)	7.2
		971.1	37.8	(56.0)	(24.9)	(13.9)	914.1
Non-Amortizable Trade Names		122.5	—	—	—	(0.6)	121.9
Total Gross Intangibles		$1,093.6	$37.8	$(56.0)	$(24.9)	$(14.5)	$1,036.0

Accumulated amortization on intangible assets consists of the following:

	December 30, 2017	Amortization	Held for Sale	Impairment Charges	Translation Adjustments	December 29, 2018
Customer Relationships	$249.6	$43.5	$(11.1)	$(5.3)	$(4.3)	$272.4
Technology	122.8	9.5	(29.1)	(12.0)	(1.1)	90.1
Trademarks	25.7	1.8	(2.7)	—	(0.6)	24.2
Patent and Engineering Drawings	16.6	—	—	—	—	16.6
Non-Compete Agreements	8.4	0.1	(1.1)	—	(0.2)	7.2
Total Accumulated Amortization	$423.1	$54.9	$(44.0)	$(17.3)	$(6.2)	$410.5
Intangible Assets, Net of Amortization	$670.5					$625.5
While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $54.9 million in fiscal 2018, $55.2 million in fiscal 2017 and $62.0 million in fiscal 2016. The Company recognized impairment of its customer relationships and technology intangible assets of $5.5 million and $2.1 million, respectively, related to its decision to exit the Hermetic Climate Business at the end of its fiscal 2018 third quarter.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2019	$50.9
2020	48.3
2021	43.1
2022	41.5
2023	41.4

(6) Segment Information
The Company is comprised of three operating segments: Commercial and Industrial Systems, Climate Solutions and Power Transmission Solutions.
Commercial and Industrial Systems produces medium and large motors, commercial and industrial equipment, alternators, motors and controls and air moving solutions. These products serve markets including commercial HVAC, pool and spa, standby and critical power and oil and gas systems.
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

The following sets forth certain financial information attributable to the Company's operating segments for fiscal 2018, fiscal 2017 and fiscal 2016, respectively (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Fiscal 2018
External Sales	$1,782.0	$1,024.8	$838.8	$—	$3,645.6
Intersegment Sales	50.9	22.1	24.1	(97.1)	—
Total Sales	1,832.9	1,046.9	862.9	(97.1)	3,645.6
Gross Profit	423.4	262.7	278.5	—	964.6
Operating Expenses	296.4	128.9	174.1	—	599.4
Goodwill Impairment	—	9.5	—	—	9.5
Asset Impairments	—	8.7	—	—	8.7
Income from Operations	127.0	115.6	104.4	—	347.0
Depreciation and Amortization	67.0	21.0	54.4	—	142.4
Capital Expenditures	41.8	17.7	18.1	—	77.6
Fiscal 2017
External Sales	$1,604.3	$990.6	$765.4	$—	$3,360.3
Intersegment Sales	66.5	24.9	4.5	(95.9)	—
Total Sales	1,670.8	1,015.5	769.9	(95.9)	3,360.3
Gross Profit	376.8	255.4	251.4	—	883.6
Operating Expenses	277.0	113.9	161.6	—	552.5
Income from Operations	99.8	141.5	89.8	—	331.1
Depreciation and Amortization	59.8	22.1	55.3	—	137.2
Capital Expenditures	39.2	13.4	12.6	—	65.2
Fiscal 2016
External Sales	$1,530.9	$960.0	$733.6	$—	$3,224.5
Intersegment Sales	49.2	24.1	4.3	(77.6)	—
Total Sales	1,580.1	984.1	737.9	(77.6)	3,224.5
Gross Profit	378.7	245.3	241.0	—	865.0
Operating Expenses	275.4	114.5	152.6	—	542.5
Income from Operations	103.3	130.8	88.4	—	322.5
Depreciation and Amortization	74.7	24.4	56.3	—	155.4
Capital Expenditures	36.6	15.0	13.6	—	65.2

The following table presents identifiable assets information attributable to the Company's operating segments as of December 29, 2018, December 30, 2017, and December 31, 2016 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of December 29, 2018	$2,108.0	$907.7	$1,608.1	$4,623.8
Identifiable Assets as of December 30, 2017	1,854.1	909.9	1,624.2	4,388.2
Identifiable Assets as of December 31, 2016	1,872.7	881.8	1,604.0	4,358.5

The following sets forth net sales by country in which the Company operates for fiscal 2018, fiscal 2017 and fiscal 2016, respectively (in millions):

	Net Sales
	2018	2017	2016
United States	$2,402.9	$2,267.2	$2,212.6
Rest of the World	1,242.7	1,093.1	1,011.9
Total	$3,645.6	$3,360.3	$3,224.5
US net sales for fiscal 2018, fiscal 2017 and fiscal 2016 represented 65.9%, 67.5% and 68.6% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets (net property, plant and equipment) by country in which the Company operates for fiscal 2018 and fiscal 2017, respectively (in millions):

	Long-lived Assets
	2018	2017
United States	$242.7	$263.6
Mexico	139.7	136.3
China	90.2	99.5
Rest of the World	142.9	123.6
Total	$615.5	$623.0

No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 29, 2018 and December 30, 2017 was as follows (in millions):

	December 29, 2018	December 30, 2017

Term Facility	$810.0	$—
Senior Notes	400.0	500.0
Multicurrency Revolving Facility	98.4	—
Prior Term Facility	—	621.1
Prior Multicurrency Revolving Facility	—	19.7
Other	4.9	5.7
Less: Debt Issuance Costs	(6.2)	(5.4)
Total	1,307.1	1,141.1
Less: Current Maturities	0.5	101.2
Non-Current Portion	$1,306.6	$1,039.9

Credit Agreement

In connection with the Company's acquisition of the Power Transmission Solutions business of Emerson Electric Co. on January 30, 2015 (the "PTS Acquisition"), the Company entered into a Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100 million letter of credit sub facility available for general corporate purposes. Borrowings under the Credit Agreement bore interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

On August 27, 2018, the Company replaced the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility and Prior Term Facility was 3.4% and 2.6% for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. The Company repaid $90.0 million under the Term Facility in fiscal 2018 and $177.0 million under the Prior Term Facility in fiscal 2017.

As of December 29, 2018 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $98.4 million, $0.4 million of standby letters of credit, and $401.2 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was $171.5 million and $111.2 million, respectively, and the weighted average interest rate on the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was 3.3% and 2.6% for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes

As of December 29, 2018, the Company had $400.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of December 29, 2018, $400.0 million of the Notes are included in Long-Term Debt on the Consolidated Balance Sheets.

Details on the Notes as of December 29, 2018 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of December 29, 2018.

Other Notes Payable

As of December 29, 2018, other notes payable of $4.9 million were outstanding with a weighted average interest rate of 5.0%. As of December 30, 2017, other notes payable of $5.7 million were outstanding with a weighted average interest rate of 5.7%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $1,323.6 million and $1,165.4 million as of December 29, 2018 and December 30, 2017, respectively.

Maturities of long-term debt, excluding debt issuance costs, are as follows (in millions):

Year	Amount of Maturity
2019	$0.5
2020	22.9
2021	286.7
2022	79.2
2023	921.4
Thereafter	2.6
Total	$1,313.3

(8) Retirement and Post Retirement Health Care Plans
Retirement Plans
The Company's domestic employees are participants in defined benefit pension plans and/or defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic employees have been closed to new employees and frozen for existing employees. Most foreign employees are covered by government sponsored plans in the countries in which they are employed. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $10.1 million, $9.3 million, and $8.7 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Company contributions to non-US defined contribution plans were $11.8 million, $9.4 million and $10.4 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.
Beginning in fiscal 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension and other post retirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. The change will not affect the measurement of the total benefit obligations as the change in service and interest costs is offset in the actuarial gains and losses recorded in other comprehensive income. The methodology of selecting a discount rate that matches each plan's cash flows to that of a theoretical bond portfolio yield curve will continue to be used to value the benefit obligation at the end of each year.
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2018	2017
Equity Investments	73%	6.5 - 8.3%	68%	71%
Fixed Income	22%	3.7 - 6.1%	27%	24%
Other	5%	5.4%	5%	5%
Total	100%	7.0%	100%	100%
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
The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2018	2017
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$278.0	$256.9
Service Cost	7.3	7.2
Interest Cost	9.3	9.3
Actuarial (Gain) Loss	(14.9)	16.2
Less: Benefits Paid	13.3	13.2
Foreign Currency Translation	(1.3)	1.6
Obligation at End of Period	$265.1	$278.0
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	185.3	160.3
Actual Return on Plan Assets	(8.2)	28.7
Employer Contributions	10.9	8.6
Less: Benefits Paid	13.3	13.2
Foreign Currency Translation	(0.7)	0.9
Fair Value of Plan Assets at End of Period	$174.0	$185.3
Funded Status	$(91.1)	$(92.7)
The funded status as of December 29, 2018 included domestic plans of $82.4 million and international plans of $8.7 million. The funded status as of December 30, 2017 included domestic plans of $83.7 million and international plans of $9.0 million.
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

Pension assets by type and level are as follows (in millions):

	December 29, 2018
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$3.9	$3.9	$—	$—
Common Stocks:
Domestic Equities	22.4	22.4	—	—
International Equities	13.7	13.7	—	—
Mutual Funds:
US Equity Funds	24.8	24.8	—	—
International Equity Funds	2.5	2.5	—	—
Balanced Funds	8.5	8.5	—	—
Fixed Income Funds	17.3	17.3	—	—
Other	1.5	1.5	—	—
Real Estate Fund	10.3	—	—	10.3
	$104.9	$94.6	$—	$10.3
Investments Measured at Net Asset Value	69.1
Total	$174.0

	December 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$4.4	$4.4	$—	$—
Common Stocks:
Domestic Equities	27.1	27.1	—	—
International Equities	14.6	14.6	—	—
Mutual Funds:
US Equity Funds	25.4	25.4	—	—
International Equity Funds	19.0	19.0	—	—
Balanced Funds	8.3	8.3	—	—
Fixed Income Funds	15.1	15.1	—	—
Other	1.5	1.5	—	—
Real Estate Fund	9.6	—	—	9.6
	$125.0	$115.4	$—	$9.6
Investments Measured at Net Asset Value	60.3
Total	$185.3

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of December 29, 2018 and December 30, 2017 (in millions):

	2018	2017
Common Collective Trust Funds	$61.7	$51.7
Global Emerging Markets Fund Limited Partnership	7.4	8.6
Total	$69.1	$60.3

The common collective trust funds are investments in the Northern Trust Collective S&P 500 Index Fund, the Northern Trust Collective Aggregate Bond Index Fund and the American Century Non-US Growth Fund. The Northern Trust Collective S&P 500 Index Fund seeks to provide investment results that approximate the overall performance of the common stocks in that index. The Northern Trust Collective Aggregate Bond Index Fund seeks to provide investment results that approximate the overall performance of the Barclays Capital US Aggregate Index by investing primarily, but not exclusively, in securities that comprise that index. The American Century Non-US Growth Fund is broadly invested in a diversified portfolio of non-US stocks. The common collective trust funds are available for immediate redemption. The global emerging markets fund limited partnership interest is an investment in the Vontobel Global Emerging Markets Fund, which seeks to provide capital appreciation by investing in a diversified portfolio consisting primarily of equity based securities. The global emerging markets fund limited partnership interest can be redeemed on a monthly basis with immediate payment.
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
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 29, 2018 and December 30, 2017 (in millions):

	2018	2017
Beginning Balance	$9.6	$10.0
Net Purchases (Sales)	0.6	(0.5)
Net Gains	0.1	0.1
Ending Balance	$10.3	$9.6
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 29, 2018 (in millions):

Fair Value	Significant Unobservable Inputs
$10.3	Exit Capitalization Rate	4.9% to 7.0%
	Discount Rate	6.6% to 7.8%
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 30, 2017 (in millions):

Fair Value	Significant Unobservable Inputs
$9.6	Exit Capitalization Rate	4.9% to 7.0%
	Discount Rate	6.6% to 8.0%
Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows (in millions):

	2018	2017
Accrued Compensation and Employee Benefits	$3.4	$2.9
Pension and Other Post Retirement Benefits	87.7	89.8
Total	$91.1	$92.7

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Loss	$52.3	$51.3
Prior Service Cost	1.4	1.0
Total	$53.7	$52.3
The accumulated benefit obligation for all defined benefit pension plans was $244.0 million and $251.7 million as of December 29, 2018 and December 30, 2017, respectively.
The accumulated benefit obligation exceeded plan assets for all pension plans as of December 29, 2018 and December 30, 2017.
The following weighted average assumptions were used to determine the projected benefit obligation as of December 29, 2018 and December 30, 2017, respectively:

	2018	2017
Discount Rate	4.4%	3.8%
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
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the fiscal years ended December 29, 2018 and December 30, 2017.

Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in other comprehensive income (“OCI”) for the defined benefit pension plans were as follows (in millions):

	2018	2017	2016
Service Cost	$7.3	$7.2	$8.1
Interest Cost	9.3	9.3	9.8
Expected Return on Plan Assets	(11.9)	(11.2)	(11.9)
Amortization of Net Actuarial Loss	3.5	2.3	3.1
Amortization of Prior Service Cost	0.2	0.2	0.2
Net Periodic Benefit Cost	$8.4	$7.8	$9.3

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.2	$0.1	$0.1
Net Actuarial Loss	2.7	1.5	2.0
Total Recognized in OCI	$2.9	$1.6	$2.1
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2019 fiscal year are $0.3 million, and $2.2 million respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2018, 2017 and 2016, respectively.

	2018	2017	2016
Discount Rate	3.8%	4.3%	4.6%
Expected Long-Term Rate of Return on Assets	6.9%	7.0%	7.2%

The Company made contributions to its defined benefit plan of $10.9 million and $8.6 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

The Company estimates that in fiscal 2019 it will make contributions in the amount of $10.4 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2019	$15.4
2020	15.8
2021	16.4
2022	16.5
2023	16.9
2024-2027	88.7

Post Retirement Health Care Plan

In connection with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. in 2015, the Company established an unfunded post retirement health care plan for certain domestic retirees and their dependents.

The following table presents a reconciliation of the benefit obligation of the post retirement health care plan (in millions):

Change in Accumulated Post Retirement Benefit Obligation	2018	2017
Obligation at Beginning of Period	$12.1	$13.8
Service Cost	0.1	0.1
Interest Cost	0.4	0.4
Actuarial Gain	(2.8)	(1.3)
Participant Contributions	0.4	0.5
Less: Benefits Paid	1.0	1.4
Obligation at End of Period	$9.2	$12.1

The Company recognized the funded status of its post retirement health care plan on the balance sheet as follows (in millions):

	2018	2017
Accrued Compensation and Employee Benefits	$0.7	$0.9
Pension and Other Post Retirement Benefits	8.5	11.2
Total	$9.2	$12.1
Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial (Gain) Loss	$(3.7)	$(0.9)

Net periodic benefit costs for the post retirement health care plan were as follows (in millions):

	2018	2017
Service Cost	$0.1	$0.1
Interest Cost	0.4	0.4
Net Periodic Benefit Cost	$0.5	$0.5

There was no amortization of prior service cost recognized in OCI, net of tax, for fiscal 2018. The estimated net actuarial gain for the post retirement health care plan that will be amortized from AOCI into net periodic benefit cost during the 2019 fiscal year is $0.4 million.

The following assumptions were used to determine the projected benefit obligation as of December 29, 2018 and December 30, 2017, respectively.

	2018	2017
Discount Rate	4.2%	3.5%

The health care cost trend rate for fiscal 2019 is 7.6% for pre-65 participants and 5.3% for post-65 participants, decreasing to 4.5% in fiscal 2026, the year that the health care cost trend rate reaches the assumed ultimate rate. The health care cost trend rate for fiscal 2018 is 8.0% for pre-65 participants and 5.4% for post-65 participants, decreasing to 4.5% in fiscal 2026. A one percentage point change in the health care cost trend rate assumption would have an immaterial impact on both the benefit obligation and on post retirement benefits expense.

The Company contributed $0.6 million and $0.9 million to the post retirement health care plan in fiscal 2018 and fiscal 2017, respectively. The Company estimates that in fiscal 2019 it will make contributions of $0.7 million to the post retirement health care plan.

The following post retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2019	$0.7
2020	0.8
2021	0.9
2022	0.9
2023	0.9
2024-2027	3.8

(9) Shareholders' Equity
Common Stock

The Company acquired and retired 1,652,887 shares of its common stock in fiscal 2018, at an average cost of $77.31 per share for a total cost of $127.8 million. The Company acquired and retired 576,804 shares of its common stock in fiscal 2017 at an average cost of $78.12 per share for a total cost of $45.1 million. At a meeting of the Board of Directors in July 2018 the Company's Board of Directors approved the extinguishment of the existing 3.0 million share repurchase program approved in November 2013 and replaced it with an authorization to purchase up to $250.0 million in shares. There is approximately $196.9 million in common stock available for repurchase under this program as of December 29, 2018.

Share-Based Compensation

The Company recognized approximately $16.9 million, $13.6 million and $13.3 million in share-based compensation expense in fiscal years 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $4.1 million, $5.2 million, and $5.1 million in fiscal years 2018, 2017 and 2016, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $12.8 million, $11.9 million, and $11.3 million in fiscal years 2018, 2017 and 2016, respectively. On October 10, 2018, the Company entered into a retirement agreement with the CEO resulting in the modification of the CEO's unvested awards. The Company expects to recognize the modified award values over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company expects to recognize the unrecognized compensation cost. Total unrecognized compensation cost related to share-based compensation awards was approximately $19.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years as of December 29, 2018.

During 2018, the Company's shareholders approved the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan authorizes the issuance of 2.1 million shares of common stock, plus the number of shares reserved under the prior 2013 Equity Incentive Plan that are not the subject of outstanding awards for equity-based awards and terminates any further grants under prior equity plans. Approximately 2.6 million shares were available for future grant or payment under the 2018 Plan as of December 29, 2018.

Options and Stock Appreciation Rights

The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for the fiscal years ended 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$5.2	$4.3	$2.5
Cash Received from Stock Option Exercises	—	0.4	0.5
Total Fair Value of Share-Based Incentive Awards Vested	3.9	4.3	4.9

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for SARs were as follows:

	2018	2017	2016
Per Share Weighted Average Fair Value of Grants	$22.73	$23.31	$15.22
Risk-Free Interest Rate	2.9%	2.1%	1.4%
Expected Life (Years)	7.0	7.0	7.0
Expected Volatility	27.8%	28.6%	29.6%
Expected Dividend Yield	1.4%	1.3%	1.7%

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

Following is a summary of share-based incentive plan activity (options and SARs) for fiscal 2018:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 30, 2017	1,601,791	$66.46
Granted	193,357	77.60
Exercised	(249,324)	57.54
Forfeited	(5,206)	70.30
Expired	(1,250)	54.28
Outstanding as of December 29, 2018	1,539,368	$69.31	5.6	$16.0
Exercisable as of December 29, 2018	928,987	$66.61	3.9	$12.0

Compensation expense recognized related to options and SARs was $4.7 million for fiscal December 29, 2018.

As of December 29, 2018, there was $6.4 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.1 years.

The amount of options and SARs expected to vest is materially consistent with those outstanding and not yet exercisable.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") and restricted stock units ("RSUs") consist of shares or the rights to shares of the Company's stock. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee.

Following is the summary of RSAs activity for fiscal 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of December 30, 2017	13,941	$80.70	0.4
Granted	16,490	74.68
Vested	(13,941)	80.70
Forfeited	(830)	80.25
Unvested RSAs as of December 29, 2018	15,660	$74.38	0.4

The weighted average grant date fair value of awards granted was $74.68, $80.70 and $57.43 in fiscal years 2018, 2017 and 2016, respectively.

RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $1.2 million for fiscal 2018.

As of December 29, 2018, there was $0.4 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.4 years.

Following is the summary of RSUs activity for fiscal 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of December 30, 2017	260,533	$70.81	1.7
Granted	78,140	74.51
Vested	(98,636)	76.25
Forfeited	(5,213)	69.71
Unvested RSUs as of December 29, 2018	234,824	$69.78	1.6

The weighted average grant date fair value of awards granted was $74.51, $80.48 and $57.50 in fiscal years 2018, 2017 and 2016, respectively.

RSUs vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $7.8 million for fiscal 2018.

As of December 29, 2018, there was $6.8 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.6 years.

Performance Share Units

Performance share unit ("PSUs") awards consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of 3 years, and vest three years from the grant date. The PSUs have performance criteria based on a return on invested capital metric or they have performance criteria using returns relative to the Company's peer group. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price less NPV of dividends as of the grant date depending on the performance criteria for the award.
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	December 29, 2018	December 30, 2017
Risk-free interest rate	2.7%	1.6%
Expected life (years)	3.0	3.0
Expected volatility	25.0%	24.0%
Expected dividend yield	1.4%	1.3%

Following is the summary of PSUs activity for fiscal 2018:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of December 30, 2017	155,116	$70.43	2.0
Granted	50,659	83.80
Vested	(1,359)	57.43
Forfeited	(36,576)	83.55
Unvested PSUs as of December 29, 2018	167,840	$71.71	1.8

The weighted average grant date fair value of awards granted was $83.80, $90.82 and $51.84 in fiscal years 2018, 2017 and 2016, respectively.

Compensation expense for awards granted are recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $3.2 million for fiscal 2018. Total unrecognized compensation expense for all PSUs granted as of December 29, 2018 was $5.8 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

(10) Income Taxes
Income before taxes consisted of the following (in millions):

	2018	2017	2016
United States	$121.5	$147.4	$143.4
Foreign	170.7	129.8	123.0
Total	$292.2	$277.2	$266.4
The provision for income taxes is summarized as follows (in millions):

	2018	2017	2016
Current
Federal	$4.5	$36.9	$23.1
State	0.8	(0.3)	3.5
Foreign	37.9	32.2	30.4
	$43.2	$68.8	$57.0
Deferred
Federal	$16.6	$(7.2)	$5.6
State	2.1	2.2	1.8
Foreign	(5.5)	(4.7)	(7.3)
	13.2	(9.7)	0.1
Total	$56.4	$59.1	$57.1

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the US corporate income tax. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year from the date of enactment. The primary impacts of the Act reflected in the 2017 Consolidated Financial Statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate; a one-time mandatory transition tax on undistributed earnings of foreign affiliates; and deferred taxes in connection with a change in the Company’s intent to permanently reinvest the historical undistributed earnings of its foreign affiliates. In the period ended December 30, 2017, the Company recorded a provisional net $1.0 million reduction in tax expense. The benefit recognized related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse was $51.0 million. The expense recognized related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $40.0 million of which the Company elected to pay the one-time tax over a period of eight years. The Company also recognized an expense of $10.0 million for local withholding taxes on foreign earnings not deemed permanently reinvested. These provisional amounts have been updated as the Company completed its assessment of the Act to $52.7 million benefit for the remeasurement of deferred tax assets and liabilities and $29.8 million expense for the one-time tax on the mandatory deemed repatriation of foreign earnings. The local withholding taxes on foreign earnings not deemed permanently invested has been updated to $13.3 million. These adjustments were reflected in the 2018 Consolidated Financial Statements. For purposes of SAB 118, the Company considers the accounting for the income tax impacts of the Act complete.

The Act also subjects US shareholders to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to recognize the tax on GILTI as an expense in the period in which the tax is incurred. As of December 29, 2018, the Company has included GILTI related to current year earnings only in its annual effective tax rate and has not provided additional GILTI on deferred items.

A reconciliation of the statutory federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2018	2017	2016
Federal Statutory Rate	21.0%	35.0%	35.0%
State Income Taxes, Net of Federal Benefit	1.1%	0.3%	1.5%
Domestic Production Activities Deduction	—%	(1.0)%	(1.1)%
Foreign Rate Differential - China	0.9%	(2.1)%	(2.0)%
Foreign Rate Differential - All Other	(1.4)%	(4.3)%	(6.0)%
Research and Development Credit	(2.5)%	(3.0)%	(2.3)%
Valuation Allowance	(0.3)%	(0.6)%	—%
Tax Cuts and Jobs Act of 2017	(1.3)%	(0.4)%	—%
Tax on Repatriation	1.3%	—%	—%
Adjustments to Tax Accruals and Reserves	—%	(1.9)%	0.7%
Other	0.5%	(0.7)%	(4.4)%
Effective Tax Rate	19.3%	21.3%	21.4%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $(114.1) million as of December 29, 2018, classified on the consolidated Balance Sheet as a net non-current deferred tax asset of $34.2 million and a net non-current deferred income tax liability of $(148.3) million. As of December 30, 2017, the Company's net deferred tax liability was $(106.8) million classified on the consolidated Balance Sheet as a net non-current deferred income tax benefit of $28.5 million and a net non-current deferred income tax liability of $(135.3) million.

The components of this net deferred tax liability are as follows (in millions):

	December 29, 2018	December 30, 2017
Accrued Employee Benefits	$53.9	$53.4
Bad Debt Allowances	2.2	2.3
Warranty Accruals	3.6	3.1
Inventory	14.6	12.9
Accrued Liabilities	(8.0)	(5.3)
Derivative Instruments	1.8	(4.3)
Tax Loss Carryforward	13.1	12.9
Valuation Allowance	(4.9)	(5.9)
Other	14.0	1.2
Deferred Tax Assets	90.3	70.3
Property Related	(32.2)	(26.2)
Intangible Items	(172.2)	(150.9)
Deferred Tax Liabilities	(204.4)	(177.1)
Net Deferred Tax Liability	$(114.1)	$(106.8)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized Tax Benefits, January 2, 2016	$8.3
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	2.0
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, December 31, 2016	$10.0
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	2.7
Settlements with Taxing Authorities	(5.3)
Lapse of Statute of Limitations	(0.7)
Unrecognized Tax Benefits, December 30, 2017	$6.7
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.3
Settlements with Taxing Authorities	(0.1)
Lapse of Statute of Limitations	(0.4)
Unrecognized Tax Benefits, December 29, 2018	$6.5

Unrecognized tax benefits as of December 29, 2018 amount to $6.5 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal years 2018, 2017 and 2016, the Company recognized approximately $0.2 million, $(0.2) million and $0.2 million in net interest (income) expense, respectively. The Company had approximately $1.9 million, $1.7 million and $1.9 million of accrued interest as of December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

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

As of December 29, 2018, the Company had approximately $13.1 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. As of December 30, 2017, the Company had approximately $12.9 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.

Valuation allowances totaling $4.9 million and $5.9 million as of December 29, 2018 and December 30, 2017, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted tax holidays for some of its Chinese subsidiaries. These tax holidays expire in 2020 and are renewable subject to certain conditions with which the Company expects to comply. In 2018, these holidays decreased the Provision for Income Taxes by $4.7 million.

The Company continues to treat approximately $103.5 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $15.8 million on those earnings.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2018 and fiscal 2017 (in millions):

	December 29, 2018	December 30, 2017
Beginning Balance	$16.0	$20.3
Less: Payments	20.1	23.5
Provisions	20.2	19.0
Acquisitions	0.3	—
Held for Sale	(1.4)	—
Translation Adjustments	(0.2)	0.2
Ending Balance	$14.8	$16.0

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Consolidated Balance Sheets.

(12) Leases and Rental Commitments
Rental expenses charged to operations amounted to $35.5 million in fiscal 2018, $35.1 million in fiscal 2017 and $31.9 million in fiscal 2016. The Company has future minimum rental commitments under operating leases as shown in the following table (in millions):

Year	Expected Payments
2019	$30.8
2020	24.7
2021	19.2
2022	11.7
2023	6.5
Thereafter	16.2

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 29, 2018 or December 30, 2017.

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

As of December 29, 2018 and December 30, 2017, the Company had $(2.1) million and $(2.0) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
As of December 29, 2018, the Company had the following commodity forward contracts outstanding (with maturities extending through March 2020) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

	December 29, 2018	December 30, 2017

Copper	$95.4	$80.8
Aluminum	10.0	7.7

As of December 29, 2018, the Company had the following currency forward contracts outstanding (with maturities extending through April 2021) to hedge forecasted foreign currency cash flows (in millions):

	December 29, 2018	December 30, 2017

Mexican Peso	$182.3	$137.1
Chinese Renminbi	125.5	214.9
Indian Rupee	44.0	35.8
Euro	225.7	26.4
Canadian Dollar	11.4	47.7
Australian Dollar	13.2	14.9
Thai Baht	6.7	7.5
British Pound	15.3	2.7

As of December 29, 2018, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.

Fair values of derivative instruments as of December 29, 2018 and December 30, 2017 were (in millions):

	December 29, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$6.0	$7.2	$4.3	$1.1
Commodity Contracts	0.1	—	6.0	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.6	—	0.7	—
Commodity Contracts	—	—	0.3	—
Total Derivatives	$6.7	$7.2	$11.3	$1.2

	December 30, 2017
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$11.5	$2.5	$7.9	$0.9
Commodity Contracts	10.8	0.7	—	—
Not Designated as Hedging Instruments:
Currency Contracts	4.1	—	0.2	—
Commodity Contracts	0.2	—	—	—
Total Derivatives	$26.6	$3.2	$8.1	$0.9

As of December 29, 2018, the Company's interest rate swap had an immaterial balance and is not presented in the fair value amounts above.

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years 2018, 2017 and 2016 were (in millions):

	Fiscal 2018
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income	$(17.9)	$11.0	$1.7	$(5.2)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2
Gain Recognized in Cost of Sales	5.0	2.9	—	7.9
Gain Recognized in Operating Expense	—	6.1	—	6.1
Gain Recognized in Interest Expense	—	—	1.6	1.6

	Fiscal 2017
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Loss	$21.7	$46.3	$0.5	$68.5
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.9	—	0.9
Gain (Loss) Recognized in Cost of Sales	12.2	(22.1)	—	(9.9)
Loss Recognized in Interest Expense	—	—	(2.8)	(2.8)

	Fiscal 2016
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Loss	$6.4	$(46.1)	$(0.3)	$(40.0)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2
Loss Recognized in Cost of Sales	(13.6)	(32.1)	—	(45.7)
Loss Recognized in Interest Expense	—	—	(4.8)	(4.8)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income for fiscal years 2018, 2017 and 2016 were (in millions):

	Fiscal 2018
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(0.5)	$—	$(0.5)
Loss Recognized in Operating Expenses	—	(6.8)	(6.8)

	Fiscal 2017
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(1.1)	$—	$(1.1)
Gain Recognized in Operating Expenses	—	14.3	14.3

	Fiscal 2016
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$2.6	$—	$2.6
Loss Recognized in Operating Expenses	—	(5.2)	(5.2)

The net AOCI balance related to hedging activities of a $(5.4) million gain as of December 29, 2018 includes $(3.2) million of net deferred losses expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 29, 2018 and December 30, 2017.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	December 29, 2018
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.6	$(3.6)	$3.0
Derivative Commodity Contracts	0.1	(0.1)	—
Other Noncurrent Assets:
Derivative Currency Contracts	7.2	(0.6)	6.6
Current Hedging Obligations:
Derivative Currency Contracts	5.0	(3.6)	1.4
Derivative Commodity Contracts	6.3	(0.1)	6.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	(0.6)	0.5
Derivative Commodity Contracts	0.1	—	0.1

	December 30, 2017
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.6	$(5.9)	$9.7
Derivative Commodity Contracts	11.0	—	11.0
Other Noncurrent Assets:
Derivative Currency Contracts	2.5	(0.7)	1.8
Derivative Commodity Contracts	0.7	—	0.7
Current Hedging Obligations:
Derivative Currency Contracts	8.1	(5.9)	2.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	(0.7)	0.2

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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 29, 2018 and December 30, 2017, respectively (in millions):

	December 29, 2018	December 30, 2017
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.6	$15.6	Level 2
Derivative Commodity Contracts	0.1	11.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.6	5.7	Level 1
Derivative Currency Contracts	7.2	2.5	Level 2
Derivative Commodity Contracts	—	0.7	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	5.0	8.1	Level 2
Derivative Commodity Contracts	6.3	—	Level 2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	0.9	Level 2
Derivative Commodity Contracts	0.1	—	Level 2

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
The Company did not change its valuation techniques during fiscal 2018.
(15) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects beginning in 2014. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's Simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for fiscal 2018 and fiscal 2017 (in millions):

	December 29, 2018	December 30, 2017
Beginning Balance	$1.2	$0.6
Provision	7.7	14.1
Less: Payments	8.7	13.5
Ending Balance	$0.2	$1.2

The following is a reconciliation of expenses by type for the restructuring projects in fiscal years 2018, 2017 and 2016 (in millions):

	2018			2017			2016
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$—	$0.3	$0.3	$2.6	$1.7	$4.3	$0.5	$0.3	$0.8
Facility Related Costs	2.3	3.4	5.7	4.3	0.9	5.2	2.9	0.3	3.2
Other Expenses	0.8	0.8	1.6	3.9	—	3.9	0.8	0.9	1.7
Total Restructuring Costs	$3.1	$4.5	$7.6	$10.8	$2.6	$13.4	$4.2	$1.5	$5.7
Restructuring-Related Costs:
Other Employment Benefit Expenses	$0.1	$—	$0.1	$0.7	$—	$0.7	$0.5	$0.6	$1.1
Total Restructuring-Related Costs	$0.1	$—	$0.1	$0.7	$—	$0.7	$0.5	$0.6	$1.1
Total Restructuring and Restructuring-Related Costs	$3.2	$4.5	$7.7	$11.5	$2.6	$14.1	$4.7	$2.1	$6.8

The following table shows the allocation of Restructuring Expenses by segment for fiscal years 2018, 2017 and 2016 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Expenses - 2018	$7.7	$5.6	$1.8	$0.3
Restructuring Expenses - 2017	$14.1	$10.9	$2.5	$0.7
Restructuring Expenses - 2016	$6.8	$2.5	$2.6	$1.7

The Company's current restructuring activities are expected to continue into fiscal 2019. The Company expects to record aggregate future charges of approximately $2.2 million related to announced projects as of year-end fiscal 2018, which includes $0.8 million of employee termination expenses and $1.4 million of facility related and other costs.

(16) Subsequent Events

In December 2018, the Company signed an agreement to sell its engineered drives and controls systems business included in the Company's Commercial and Industrial Systems segment. This transaction closed in January 2019. Also in January 2019, the Company signed an agreement to sell its capacitors business which had been included in the Company's Climate Solutions segment. This transaction is expected to close in the second quarter of 2019. The assets and liabilities related to these businesses have been reclassified to Assets of Businesses Held for Sale and Liabilities of Businesses Held for Sale on the Company's Consolidated Balance Sheets as of December 29, 2018. These businesses are being divested as they are considered non-core to the Company's operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 29, 2018. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 29, 2018 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors” and “Stock Ownership” in the 2019 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2019 Proxy Statement is incorporated by reference herein.
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the sections titled “Stock Ownership” in the 2019 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 29, 2018.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	1,539,368	$69.31	2,561,613
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,539,368		2,561,613
(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan and 2018 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2019 Proxy Statement is incorporated by reference herein.
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2019” in the 2019 Proxy Statement is incorporated by reference herein.

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
4.2
Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.3
Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.4
First Amendment, dated as of August 16, 2011, to Note Purchase Agreement dated as of July 14, 2011, by and among Regal-Beloit Corporation, certain subsidiaries of Regal-Beloit Corporation and the Purchasers listed on the signature pages thereto. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 22, 2011]

4.5
Amended and Restated Credit Agreement, dated as of August 27, 2018, by and among Regal Beloit Corporation, various subsidiaries of Regal Beloit Corporation from time to time a party thereto, the financial institutions from time to time a party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 28, 2018]

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
10.9*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2003 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 29, 2007]

10.10*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.11*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.12*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.13*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.14*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K dated November 2, 2010]

10.15*
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.12 to Regal Beloit Corporation's Annual Report on Form 10-K for the year ended December 31, 2005]

10.16*
Regal Beloit Corporation 2016 Incentive Compensation Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders held April 25, 2016]

10.17*
Form of Stock Appreciation Rights Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.18*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.19*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.20*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.21*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.22*
Key Executive Employment and Severance Agreement, dated as of October 26, 2016, between Regal Beloit Corporation and Thomas E. Valentyn [Incorporated by reference to Exhibit 10.23 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.23*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Robert J. Rehard. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 5, 2018]

10.24*	Form of Key Executive Employment and Severance Agreement, dated as of January 19, 2019, between Regal Beloit Corporation and Timothy J. Oswald.**
10.25*	Form of Retirement Agreement, dated as of October 10, 2018, between Regal Beloit Corporation and Mark J. Gliebe.**
10.26*
Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A filed on March 21, 2018 for the 2018 annual meeting of shareholders held April 30, 2018]

10.27*
Form of Stock Appreciation Rights Award Agreement under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 4, 2018]

10.28*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 4, 2018]

10.29*
Form of Performance Share Unit Award Agreement (Return on Invested Capital) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 4, 2018]

10.30*
Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 4, 2018]

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
(c) See (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2019.

REGAL BELOIT CORPORATION
By:	/s/ ROBERT J. REHARD
Robert J. Rehard
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ JASON R. LONGLEY
Jason R. Longley
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MARK J. GLIEBE	Chairman and Chief Executive Officer	February 26, 2019
Mark J. Gliebe	(Principal Executive Officer)

/s/ STEPHEN M. BURT	Director	February 26, 2019
Stephen M. Burt

/s/ CHRISTOPHER L. DOERR	Director	February 26, 2019
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 26, 2019
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 26, 2019
Dean A. Foate

/s/ HENRY W. KNUEPPEL	Director	February 26, 2019
Henry W. Knueppel

/s/ RAKESH SACHDEV	Director	February 26, 2019
Rakesh Sachdev

/s/ ANESA T. CHAIBI	Director	February 26, 2019
Anesa T. Chaibi

/s/ CURTIS W. STOELTING	Director	February 26, 2019
Curtis W. Stoelting

/s/ JANE L. WARNER	Director	February 26, 2019
Jane L. Warner

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

		Page(s) In
		Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	40

	Consolidated Statements of Income for the fiscal years ended
	December 29, 2018, December 30, 2017, and December 31, 2016	42

	Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016	43

	Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017	44

	Consolidated Statements of Equity for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016	45

	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016	46

	Notes to the Consolidated Financial Statements	47

(2)	Financial Statement Schedule:
	For the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 Schedule II -Valuation and Qualifying Accounts	91

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Receivables:
Fiscal 2018	$11.3	6.9	(2.1)	(2.8)	$13.3
Fiscal 2017	11.5	1.3	(2.8)	1.3	11.3
Fiscal 2016	11.3	1.6	(1.2)	(0.2)	11.5

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustments consist of balances moved to held for sale and translation.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable