Form 10-Q
period 2019-03-30
REGAL BELOIT CORP
filed 2019-05-09
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-07283

REGAL BELOIT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)
200 State Street, Beloit, Wisconsin 53511
(Address of principal executive office)
(608) 364-8800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	RBC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
On May 3, 2019 the registrant had outstanding 42,817,814 shares of common stock, $0.01 par value per share.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “forecast,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•	uncertainties regarding our ability to execute our restructuring plans within expected costs and timing;

•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and power transmission industries;

•
our ability to develop new products based on technological innovation, such as the Internet of Things, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business;

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

•
other risks and uncertainties including but not limited to those described in “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 26, 2019 and from time to time in other filed reports.

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is included in Part I - Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Sales	$853.8	$878.8
Cost of Sales	619.2	643.9
Gross Profit	234.6	234.9
Operating Expenses	145.2	146.7
Gain on Divestiture of Business	(41.2)	—
Impairments	10.0	—
Total Operating Expenses	114.0	146.7
Income From Operations	120.6	88.2
Other Expenses, net	0.1	0.4
Interest Expense	13.6	13.0
Interest Income	1.1	0.2
Income Before Taxes	108.0	75.0
Provision For Income Taxes	21.2	15.7
Net Income	86.8	59.3
Less: Net Income Attributable to Noncontrolling Interests	0.9	0.9
Net Income Attributable to Regal Beloit Corporation	$85.9	$58.4
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$2.01	$1.32
Assuming Dilution	$1.99	$1.31
Weighted Average Number of Shares Outstanding:
Basic	42.8	44.2
Assuming Dilution	43.1	44.5

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Income	$86.8	$59.3
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	11.2	30.6
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of $0 Million and $0 Million Tax Effects for the Three Months Ended March 30, 2019 and March 31, 2018, Respectively	2.2	—
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $4.4 Million and $3.7 Million for the Three Months Ended March 30, 2019 and March 31, 2018, Respectively	14.1	11.5
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $(0.1) Million and $(0.6) Million for the Three Months Ended March 30, 2019 and March 31, 2018, Respectively	0.3	(1.8)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million and $0.2 Million for the Three Months Ended March 30, 2019 and March 31, 2018, Respectively	0.4	0.8
Other Comprehensive Income	28.2	41.1
Comprehensive Income	115.0	100.4
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.4	1.9
Comprehensive Income Attributable to Regal Beloit Corporation	$113.6	$98.5
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 30, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$264.3	$248.6
Trade Receivables, Less Allowances of $8.7 Million in 2019 and $13.3 Million in 2018	545.9	551.9
Inventories	803.8	767.2
Prepaid Expenses and Other Current Assets	172.0	157.9
Assets of Businesses Held for Sale	50.5	92.1
Total Current Assets	1,836.5	1,817.7
Net Property, Plant and Equipment	608.5	615.5
Operating Lease Assets	89.1	—
Goodwill	1,507.4	1,509.2
Intangible Assets, Net of Amortization	606.1	625.5
Deferred Income Tax Benefits	35.3	34.2
Other Noncurrent Assets	23.0	21.7
Total Assets	$4,705.9	$4,623.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$429.6	$424.8
Dividends Payable	12.0	12.0
Current Hedging Obligations	3.6	11.3
Accrued Compensation and Employee Benefits	66.9	81.9
Other Accrued Expenses	122.6	136.0
Liabilities of Businesses Held for Sale	13.7	17.0
Current Operating Lease Liabilities	26.0	—
Current Maturities of Long-Term Debt	2.1	0.5
Total Current Liabilities	676.5	683.5
Long-Term Debt	1,213.2	1,306.6
Deferred Income Taxes	155.9	148.3
Noncurrent Hedging Obligations	0.7	1.2
Pension and Other Post Retirement Benefits	96.5	96.2
Noncurrent Operating Lease Liabilities	65.1	—
Other Noncurrent Liabilities	54.0	49.5
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 42.8 Million Shares Issued and Outstanding in 2019 and 2018, Respectively	0.4	0.4
Additional Paid-In Capital	786.4	783.6
Retained Earnings	1,851.8	1,777.9
Accumulated Other Comprehensive Loss	(223.7)	(251.4)
Total Regal Beloit Corporation Shareholders' Equity	2,414.9	2,310.5
Noncontrolling Interests	29.1	28.0
Total Equity	2,444.0	2,338.5
Total Liabilities and Equity	$4,705.9	$4,623.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	85.9	—	0.9	86.8
Other Comprehensive Income	—	—	—	27.7	0.5	28.2
Dividends Declared ($0.28 Per Share)	—	—	(12.0)	—	—	(12.0)
Stock Options Exercised	—	(1.5)	—	—	—	(1.5)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
Share-Based Compensation	—	4.3	—	—	—	4.3
Balance as of March 30, 2019	$0.4	$786.4	$1,851.8	$(223.7)	$29.1	$2,444.0

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	58.4	—	0.9	59.3
Other Comprehensive Income	—	—	—	40.1	1.0	41.1
Dividends Declared ($0.26 Per Share)	—	—	(11.4)	—	—	(11.4)
Stock Options Exercised	—	(0.9)	—	—	—	(0.9)
Stock Repurchase	—	(22.5)	(3.5)	—	—	(26.0)
Share-Based Compensation	—	3.4	—	—	—	3.4
Balance as of March 31, 2018	$0.4	$857.5	$1,655.1	$(123.9)	$31.1	$2,420.2
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 30, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$86.8	$59.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	34.3	34.8
Impairments	10.0	—
Noncash Lease Expense	3.9	—
Loss on Sale or Disposition of Assets, Net	0.1	0.2
Share-Based Compensation Expense	4.3	3.4
Gain on Divestiture of Business	(41.2)	—
Change in Operating Assets and Liabilities	(79.9)	(55.2)
Net Cash Provided By Operating Activities	18.3	42.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(20.2)	(19.3)
Sales of Investment Securities	—	0.5
Proceeds from Divestiture of Businesses	119.4	—
Proceeds from Sale of Assets	—	0.3
Net Cash Provided by (Used In) Investing Activities	99.2	(18.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	302.7	307.5
Repayments Under Revolving Credit Facility	(372.3)	(266.5)
Proceeds from Short-Term Borrowings	13.2	0.7
Repayments of Short-Term Borrowings	(11.6)	(1.1)
Repayments of Long-Term Borrowings	(24.1)	(0.1)
Dividends Paid to Shareholders	(12.0)	(11.5)
Shares Surrendered for Taxes	(1.6)	(0.9)
Repurchase of Common Stock	—	(26.0)
Distributions to Noncontrolling Interests	(0.3)	—
Net Cash (Used In) Provided By Financing Activities	(106.0)	2.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4.2	4.2
Net Increase in Cash and Cash Equivalents	15.7	30.3
Cash and Cash Equivalents at Beginning of Period	248.6	139.6
Cash and Cash Equivalents at End of Period	$264.3	$169.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$18.1	$18.2
Income taxes	$7.0	$16.3

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2019
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 29, 2018, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 30, 2019 and for the three months ended March 30, 2019 and March 31, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed on February 26, 2019.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2019.
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
New Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The ASU addresses modifications to the disclosure requirements for Defined Benefit Plans. Under ASU 2018-14 the disclosure requirements that can be removed are amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligations for postretirement health care benefits. Additional disclosures are required for the weighted -average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation for significant gains and losses related to the changes in the benefit obligation for the period. If a defined benefit pension plan has a projected benefit obligation greater than plan assets the projected benefit obligation and fair value of plan assets should be disclosed. This additional disclosure is also required when comparing the accumulated benefit obligation to plan assets. This ASU becomes effective for fiscal years ending after December 15, 2020 on a retrospective basis for all years presented. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU focuses on updates around disclosures of Level 3 fair value measurements and it presents modifications to current disclosure requirements. The additional requirements under this ASU include disclosure for the changes in unrealized gains and losses included in other comprehensive income ("OCI") held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs. The ASU is also eliminating the disclosure requirement for the amount and reason for transfers between Level 1 and Level 2 fair value measurement, valuation processes for Level 3 measurements, and policy for timing of transfers between levels of the fair value hierarchy. In addition, the ASU is modifying the disclosure requirements for investments in certain entities that calculate net asset value, the Company is required to disclosure the timing of liquidation of an investee's assets when a net asset value calculation is used and the date when the restrictions from redemption might lapse only when it has been announced within the Company or publicly. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The ASU requires prospective application for only the most recent interim or annual period presented in the year of adoption for changes in unrealized gains and losses included in OCI, the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, and the narrative description of measurement uncertainty. All other amendments described in this ASU must be applied retrospectively to all periods presented. The Company is evaluating the effect of adopting this new accounting guidance, but does not anticipate a material impact on the financial statement disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted this ASU as of December 30, 2018, the beginning of fiscal 2019, with no material impact on the Company's Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize assets and liabilities arising from an operating lease on its Balance Sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of Retained Earnings during the period of adoption. The Company adopted the standard as of December 30, 2018, the beginning of fiscal 2019, under the modified retrospective method. Comparative periods presented in the Condensed Consolidated Financial Statements continue to be presented as previously filed.

The Company elected the package of practical expedients permitted under the relief package within the new standard allows the Company to carryforward the historical lease accounting of expired or existing leases with respect to lease identification, lease classification and accounting treatment for initial direct costs as of the adoption date. The Company also elected the practical expedient related to lease versus non-lease components, allowing the Company to recognize lease and non-lease components as a single lease.

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $93.0 million as of December 30, 2018. No cumulative effect adjustment to Retained Earnings was recognized upon adoption of the new standard. The standard did not materially impact the Company's consolidated net income and had no impact on cash flows. See Note 9 for additional disclosures.

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	March 30, 2019	December 29, 2018
Raw Material and Work in Process	45%	45%
Finished Goods and Purchased Parts	55%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 56% of the Company's inventory at March 30, 2019, and 54% at December 29, 2018 was determined using the last-in, first-out ("LIFO") method.

Assets Held for Sale

In December 2018, the Company signed an agreement to sell its engineered drives and controls systems business included in the Company's Commercial and Industrial Systems segment. This transaction closed in January 2019.

Also in January 2019, the Company signed an agreement to sell its capacitors business which had been included in the Company's Climate Solutions segment. This transaction closed in April 2019.

In April 2019, the Company signed an agreement to sell its custom marine and industrial transmissions business included in the Company's Power Transmissions Solutions segment. This transaction closed in April 2019.

As of March 30, 2019 and December 29, 2018, the Company has presented assets and liabilities of certain businesses held for sale as the Company has both the intent and ability to sell these businesses.

These businesses are being divested as they are considered non-core to the Company's operations. The table below presents the balances that were classified as Assets of Businesses Held for Sale and Liabilities of Businesses Held for Sale as of March 30, 2019 and December 29, 2018 (in millions):

	March 30, 2019	December 29, 2018
Trade Receivables	$15.1	$19.2
Inventories	21.9	34.7
Prepaid Expenses and Other Current Assets	1.6	5.0
Property, Plant and Equipment	7.8	19.9
Intangible Assets	—	12.0
Goodwill	1.3	1.3
Other Noncurrent Assets	2.8	—
Assets of Businesses Held for Sale	$50.5	$92.1

Accounts Payable	$6.3	$8.1
Accrued Compensation and Employee Benefits	0.4	0.5
Other Accrued Expenses	6.0	7.3
Other Noncurrent Liabilities	1.0	1.1
Liabilities of Businesses Held for Sale	$13.7	$17.0

The businesses classified as held for sale at March 30, 2019 had First Quarter 2019, Net Sales and Income from Operations of $20.7 million and $2.1 million, respectively. Net Sales and Loss from Operations of $17.1 million and $(0.5) million, respectively for the three months ended March 31, 2018. The businesses classified as held for sale at December 29, 2018 had Fiscal 2018, Net Sales and Income from Operations of $138.9 million and $15.7 million, respectively.

Property, Plant and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	March 30, 2019	December 29, 2018
Land and Improvements		$82.8	$82.1
Buildings and Improvements	3 - 50	303.4	302.8
Machinery and Equipment	3 - 15	960.6	971.9
Property, Plant and Equipment		1,346.8	1,356.8
Less: Accumulated Depreciation		(738.3)	(741.3)
Net Property, Plant and Equipment		$608.5	$615.5

For the three months ended March 30, 2019, the Company recognized $5.1 million of fixed asset impairments related to the transfer of assets to held for sale.

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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

Three Months Ended March 30, 2019		Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America		$247.7	$231.4	$172.7	$651.8
Asia		67.7	10.4	7.4	85.5
Europe		47.5	11.5	24.7	83.7
Rest-of-World		17.4	10.0	5.4	32.8
Total		$380.3	$263.3	$210.2	$853.8

Three Months Ended March 31, 2018		Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America		$288.5	$219.4	$167.4	$675.3
Asia		67.0	12.6	4.7	84.3
Europe		19.0	10.9	24.9	54.8
Rest-of-World		39.5	17.0	7.9	64.4
Total	—	$414.0	$259.9	$204.9	$878.8

Practical Expedients and Exemptions
The Company typically expenses incremental direct costs of obtaining a contract, primarily sales commissions, as incurred because the amortization period is expected to be 12 months or less. Contract costs are included in Operating Expenses on the accompanying Condensed Consolidated Statements of Income.
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
Exit of Business

On July 31, 2018, the Company received notification from a customer of its Hermetic Climate business that it would wind down operations. The Hermetic Climate business accounted for sales of $52.6 million for the fiscal year ended 2018. $12.7 million of sales were recorded for the three months ended March 30, 2019 compared to $15.6 million for the three months ended March 31, 2018. As a result of this notification, the Company accelerated its plans to exit this business. The Company continues to wind down its operations and this is expected to be completed by the end of the third quarter in the current fiscal year. The Company recognized exit and exit related charges of $34.9 million during the third quarter of fiscal 2018. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.

3. ACQUISITIONS AND DIVESTITURES
The results of operations of acquired businesses are included in the Condensed Consolidated Financial Statements from the date of acquisition. There were no acquisition and acquisition related expenses for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

The following table summarizes the fair value of assets acquired and liabilities assumed (in millions):

As of April 10, 2018
Other Current Assets	$17.2
Trade Receivables	28.0
Inventories	22.1
Property, Plant and Equipment	44.6
Intangible Assets	37.8
Goodwill	58.7
Other Noncurrent Assets	2.5
Total Assets Acquired	210.9
Accounts Payable	16.7
Current Liabilities Assumed	14.2
Long-Term Liabilities Assumed	10.0
Net Assets Acquired	$170.0

Other Disclosures

The Condensed Consolidated Statements of Income include the results of operations of NG since the date of acquisition, and such results are reflected in the Commercial and Industrial Systems segment. Results of operations since the date of acquisition and supplemental pro forma financial information have not been presented for the NG acquisition as such information is not material to the results of operations. No adjustments were made since the filing of the Company's 10-K on February 26, 2019.

South Africa

During the third quarter of fiscal year 2018 the Company purchased the remaining shares owned by the joint venture partner in a South African distribution business for a purchase price of $0.8 million. The purchase price of the South African distribution business is reflected as a component of equity.

2019 Divestitures

Regal Drive Technologies

On January 7, 2019, the Company sold its Regal Drive Technologies business and received proceeds of $119.4 million subject to customary finalization. Regal Drive Technologies was included in the Company's Commercial and Industrial Systems segment and considered a non-core business. The Company recognized a gain on sale of $41.2 million in the Condensed Consolidated Statements of Income.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in AOCI, a component of Total Equity.

The following table presents changes in AOCI by component for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended
	March 30, 2019
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.4)	$(38.2)	$(207.8)	$(251.4)
Other Comprehensive Income (Loss) before Reclassifications	18.5	(0.2)	10.9	29.2
Tax Impact	(4.4)	—	—	(4.4)
Amounts Reclassified from Accumulated Other Comprehensive Loss	0.4	0.5	2.2	3.1
Tax Impact	(0.1)	(0.1)	—	(0.2)
Net Current Period Other Comprehensive Income	14.4	0.2	13.1	27.7
Ending Balance	$9.0	$(38.0)	$(194.7)	$(223.7)

	Three Months Ended
	March 31, 2018
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.6	$(32.6)	$(140.0)	$(164.0)
Other Comprehensive Income (Loss) before Reclassifications	15.2	(0.3)	29.9	44.8
Tax Impact	(3.7)	—	—	(3.7)
Amounts Reclassified from Accumulated Other Comprehensive Loss	(2.4)	1.0	—	(1.4)
Tax Impact	0.6	(0.2)	—	0.4
Net Current Period Other Comprehensive Income	9.7	0.5	29.9	40.1
Ending Balance	$18.3	$(32.1)	$(110.1)	$(123.9)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 14.
The reclassification amounts for pension and post retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Operating Expenses (see also Note 8).

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended March 30, 2019 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 29, 2018	$1,509.2	$598.9	$330.6	$579.7
Translation Adjustments	(1.8)	(0.3)	0.2	(1.7)
Balance as of March 30, 2019	$1,507.4	$598.6	$330.8	$578.0

Cumulative Goodwill Impairment Charges	$285.2	$244.8	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		March 30, 2019		December 29, 2018
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$694.6	$274.3	$708.8	$272.4
Technology	14	144.7	92.8	144.5	90.1
Trademarks	14	36.1	23.9	37.0	24.2
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
Non-Compete Agreements	8	7.3	7.3	7.2	7.2
		899.3	414.9	914.1	410.5
Non-Amortizable Trade Names		121.7	—	121.9	—
		$1,021.0	$414.9	$1,036.0	$410.5

Intangible Assets, Net of Amortization		$606.1		$625.5

Amortization expense recorded for the three months ended March 30, 2019 was $12.8 million. Amortization expense recorded for the three months ended March 31, 2018 was $13.6 million. Amortization expense for fiscal year 2019 is estimated to be $50.9 million. Amortization expense does not include any impairment recognized during the respective periods. The Company recognized impairment of its customer relationships intangible asset of $4.9 million related to the movement of assets to held for sale for the three months ended March 30, 2019.
The following table presents future annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2020	$47.9
2021	42.7
2022	41.1
2023	41.0
2024	39.9

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
The following sets forth certain financial information attributable to the Company's operating segments for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Three Months Ended March 30, 2019
External Sales	$380.3	$263.3	$210.2	$—	$853.8
Intersegment Sales	14.3	4.5	5.9	(24.7)	—
Total Sales	394.6	267.8	216.1	(24.7)	853.8
Gross Profit	89.4	70.7	74.5	—	234.6
Operating Expenses	69.5	30.5	45.2	—	145.2
Gain on Divestiture of Business	(41.2)	—	—	—	(41.2)
Impairments	7.6	1.3	1.1	—	10.0
Income From Operations	53.5	38.9	28.2	—	120.6
Depreciation and Amortization	15.5	4.9	13.9	—	34.3
Capital Expenditures	13.1	2.9	4.2	—	20.2

Three Months Ended March 31, 2018
External Sales	$414.0	$259.9	$204.9	$—	$878.8
Intersegment Sales	15.1	5.5	4.6	(25.2)	—
Total Sales	429.1	265.4	209.5	(25.2)	878.8
Gross Profit	99.8	63.7	71.4	—	234.9
Operating Expenses	70.7	31.4	44.6	—	146.7
Income From Operations	29.1	32.3	26.8	—	88.2
Depreciation and Amortization	15.4	5.4	14.0	—	34.8
Capital Expenditures	11.0	4.5	3.8	—	19.3

The following table presents identifiable assets information attributable to the Company's operating segments as of March 30, 2019 and December 29, 2018 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of March 30, 2019	$2,128.9	$966.3	$1,610.7	$4,705.9
Identifiable Assets as of December 29, 2018	$2,108.0	$907.7	$1,608.1	$4,623.8

7. DEBT AND BANK CREDIT FACILITIES
The following table presents the Company’s indebtedness as of March 30, 2019 and December 29, 2018 (in millions):

	March 30, 2019	December 29, 2018
Term Facility	$786.0	$810.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	28.8	98.4
Other	6.3	4.9
Less: Debt Issuance Costs	(5.8)	(6.2)
Total	1,215.3	1,307.1
Less: Current Maturities	2.1	0.5
Long-Term Debt	$1,213.2	$1,306.6
Credit Agreement
In connection with the Company's acquisition of the Power Transmission Solutions business of Emerson Electric Co. (the "PTS Acquisition") on January 30, 2015, the Company entered into a Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Prior Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility and Prior Term Facility was 3.9% and 3.1% for the three months ended March 30, 2019 and March 31, 2018, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 30, 2019, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $28.8 million, $0.4 million of standby letters of credit issued under the facility, and $470.8 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was $64.3 million and $130.7 million, respectively, and the weighted average interest rate on the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was 3.8% and 3.1% for the three months ended March 30, 2019 and March 31, 2018, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes
At March 30, 2019, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of March 30, 2019, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at March 30, 2019 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of March 30, 2019.

Other Notes Payable

At March 30, 2019, other notes payable of approximately $6.3 million were outstanding with a weighted average interest rate of 4.5%. At December 29, 2018, other notes payable of approximately $4.9 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,234.3 million and $1,323.6 million as of March 30, 2019 and December 29, 2018, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS
The following table presents the Company’s net periodic benefit cost components (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Service Cost	$1.6	$1.8
Interest Cost	2.7	2.4
Expected Return on Plan Assets	(3.1)	(3.0)
Amortization of Prior Service Cost and Net Actuarial Loss	0.5	1.0
Net Periodic Benefit Cost	$1.7	$2.2
The service cost component is included in Cost of Sales and Operating Expenses. All other components of net period benefit costs are included in Other Expenses, net on the Company's Condensed Consolidated Statements of Income.
The estimated net actuarial loss and prior service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2019 fiscal year are $1.8 million and $0.3 million, respectively.
For the three months ended March 30, 2019 and March 31, 2018, the Company contributed $0.8 million and $0.9 million, respectively, to post retirement plans. The Company expects to make total contributions of $11.1 million in 2019. The Company contributed a total of $11.5 million in fiscal 2018. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2018 Annual Report on Form 10-K filed on February 26, 2019.
9. LEASES

The Company leases certain manufacturing facilities, warehouses/distribution centers, office space, machinery, equipment, IT assets, and vehicles. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, it is considered to be or contain a lease. Right-of-use ("ROU") assets and lease liabilities are recognized at lease commencement date based on the present value of the future lease payments over the expected lease term.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated based upon the sovereign treasury rate for the currency in which the lease liability is denominated when the Company takes possession of the leased asset, adjusted for various factors, such as term and internal credit spread. The ROU asset also includes any lease payments made and excludes lease incentive and initial direct costs incurred.

Leases entered into include one or more options to renew. The renewal terms can extend the lease term from one to twenty-five years. The exercise of lease renewal options is at the Company's sole discretion. Renewal option periods are included in the measurement of the ROU asset and lease liability when the exercise is reasonably certain to occur. Some leases include options to terminate the lease upon breach of contract and are remeasured at that point in time.

The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Some of the Company's lease agreements include rental payments adjusted periodically for inflation or are based on an index rate which are included as variable lease payments. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating leases are included in the following asset and liability accounts on the Company's Condensed Consolidated Balance Sheet: Operating Lease Assets, Current Operating Lease Liabilities, and Noncurrent Operating Lease Liabilities. ROU assets and liabilities arising from finance leases are included in the following asset and liability accounts on the Company's Condensed Consolidated Balance Sheet: Net Property, Plant and Equipment, Current Maturities of Long-Term Debt, and Long-Term Debt.

Short-term and variable lease expense was immaterial. The components of lease expense were as follows (in millions):

Three Months Ended
March 30, 2019
Operating Lease Cost	$9.3
Finance Lease Cost:
Amortization of ROU Assets	0.1
Interest on Lease Liabilities	0.1
Total Lease Expense	$9.5

Maturity of lease liabilities as of March 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$25.6	$0.4	$26.0
2020	28.4	0.5	28.9
2021	22.4	0.5	22.9
2022	13.5	0.6	14.1
2023	7.3	0.6	7.9
Thereafter	17.1	2.5	19.6
Total Lease Payments	$114.3	$5.1	$119.4
Less: Interest	(23.2)	(1.2)
Present Value of Lease Liabilities	$91.1	$3.9
Future minimum lease payments under operating leases as of December 29, 2018 were as follows (in millions):

Year	Total
2019	$30.8
2020	24.7
2021	19.2
2022	11.7
2023	6.5
Thereafter	16.2

Other information related to leases was as follows (in millions):

Three Months Ended
Supplemental Cash Flows Information	March 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$9.2
Operating Cash Flows from Finance Leases	0.1
Financing Cash Flows from Finance Leases	0.1
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	3.2
Weighted Average Remaining Lease Term
Operating Leases	4.6 years
Finance Leases	9.0 years
Weighted Average Discount Rate
Operating Leases	8.4%
Finance Leases	5.9%

As of March 30, 2019, the Company has additional operating leases that have not yet commenced for future lease payments of $11.1 million. These operating leases will commence during fiscal year 2019 with lease terms of one to 10.5 years. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY
Repurchase of Common Stock

At a meeting of the Board of Directors on July 24, 2018, authorization was granted to purchase up to $250.0 million of shares. For the three months ended March 30, 2019, there were zero repurchases under this program. As of March 30, 2019, there was approximately $196.9 million in common stock available for repurchase under the program. For the three months ended March 31, 2018, the Company acquired and retired 351,000 shares of its common stock for a total cost of $26.0 million under a prior repurchase program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are granted in the second fiscal quarter.

The Company recognized approximately $4.3 million and $3.4 million in share-based compensation expense for the three months ended March 30, 2019 and March 31, 2018, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.9 million and $0.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of March 30, 2019, total unrecognized compensation cost related to share-based compensation awards was approximately $15.8 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.6 years.

Approximately 2.6 million shares were available for future grant under the 2018 Equity Incentive Plan at March 30, 2019.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the three months ended March 30, 2019 and March 31, 2018, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	March 30, 2019	March 31, 2018
Total Intrinsic Value of Share-Based Incentive Awards Exercised	3.7	$0.5
Income Tax (Expense) Benefit from the Exercise of SARs	(0.2)	0.1
Total Fair Value of Share-Based Incentive Awards Vested	0.3	0.4

The following table presents a summary of share-based incentive plan grant activity the three months ended March 30, 2019.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2018	1,539,368	$69.31
Exercised	(192,858)	64.45
Forfeited	(6,990)	75.48
Outstanding as of March 30, 2019	1,339,520	$69.97	3.9	$15.9
Exercisable as of March 30, 2019	764,670	$67.42	3.9	$11.0

Compensation expense recognized related to SARs was $0.8 million for the three months ended March 30, 2019.
As of March 30, 2019, there was $5.5 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.9 years.

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
The following table presents a summary of RSA award activity for the three months ended March 30, 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of December 29, 2018	15,660	$74.38	0.4
Unvested RSAs as of March 30, 2019	15,660	$74.38	0.1

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million for the three months ended March 30, 2019.
As of March 30, 2019, there was $0.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.1 years.
The following table presents a summary of RSU award activity for the three months ended March 30, 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of December 29, 2018	234,824	$69.78	1.6
Vested	(12,131)	70.42
Forfeited	(2,650)	71.18
Unvested RSUs as of March 30, 2019	220,043	$69.72	1.4
RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $2.0 million for the three months ended March 30, 2019.
As of March 30, 2019, there was $5.5 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.4 years.
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

The following table presents a summary of PSU activity for the three months ended March 30, 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of December 29, 2018	167,840	$71.71	1.8
Vested	(3,061)	69.45
Forfeited	(6,298)	75.04
Unvested PSUs as of March 30, 2019	158,481	$71.63	1.7
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.2 million for the three months ended March 30, 2019. Total unrecognized compensation expense for all PSUs granted as of March 30, 2019 is estimated to be $4.7 million which is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.

11. INCOME TAXES
The effective tax rate for the three months ended March 30, 2019 was 19.6% versus 21.0% for the three months ended March 31, 2018. The change in the effective tax rate for the three months ended March 30, 2019 was primarily driven by the gain on divestiture of business and the impairments recognized during the quarter.
As of March 30, 2019 and December 29, 2018, the Company had approximately $9.3 million and $6.5 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2014, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2012.

12. EARNINGS PER SHARE
Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.5 million for the three months ended March 30, 2019 and 0.6 million for the three months ended March 31, 2018, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Denominator for Basic Earnings Per Share	42.8	44.2
Effect of Dilutive Securities	0.3	0.3
Denominator for Diluted Earnings Per Share	43.1	44.5

13. CONTINGENCIES
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning Balance	$14.8	$16.0
Less: Payments	(3.7)	(5.1)
Provisions	5.3	4.7
Held for Sale	(0.4)	—
Ending Balance	$16.0	$15.6
These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheet.

14. DERIVATIVE FINANCIAL INSTRUMENTS
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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 30, 2019 or March 31, 2018.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into the same line within the Condensed Consolidated Statement of Income as the earnings effect of the hedged item in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings.
At March 30, 2019, the Company had $0.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2018, the Company had $(2.1) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of March 30, 2019, the Company had the following currency forward contracts outstanding (with maturities extending through April, 2021) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$156.6
Mexican Peso	196.2
Euro	203.9
Indian Rupee	53.0
Canadian Dollar	7.1
Australian Dollar	12.0
Thai Baht	6.5
British Pound	20.1
As of March 30, 2019, the Company had the following commodity forward contracts outstanding (with maturities extending through June, 2020) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$91.1
Aluminum	10.0
As of March 30, 2019, the total notional amount of the Company's receive variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.

The following table presents the fair values of derivative instruments as of March 30, 2019 and December 29, 2018 (in millions):

	March 30, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$0.4
Currency Contracts	8.1	9.6	2.0	0.3
Commodity Contracts	4.6	0.1	1.0	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	0.5	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$12.8	$9.7	$3.6	$0.7

	December 29, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$6.0	$7.2	$4.3	$1.1
Commodity Contracts	0.1	—	6.0	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.6	—	0.7	—
Commodity Contracts	—	—	0.3	—
Total Derivatives	$6.7	$7.2	$11.3	$1.2
As of December 29, 2018, the Company's interest rate swap had an immaterial balance and is not presented in the fair value amounts above.

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 30, 2019				March 31, 2018
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$8.1	$10.2	$0.2	$18.5	$(7.7)	$22.9	$—	$15.2
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	—	—	—	—	0.2	—	0.2
Gain (Loss) Recognized in Cost of Sales	(2.2)	(0.4)	—	(2.6)	4.0	(1.8)	—	2.2
Gain recognized in Operating Expenses	—	1.5	—	1.5	—	—	—	—
Gain Recognized in Interest Expense	—	—	0.7	0.7	—	—	—	—

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	March 30, 2019		March 31, 2018
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) Recognized in Cost of Sales	$0.2	$—	$(0.3)	$—
Gain (Loss) Recognized in Operating Expenses	—	(0.4)	—	4.3

The net AOCI hedging component balance of a $9.0 million gain at March 30, 2019 includes $7.4 million of net current deferred gain expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended March 30, 2019 and December 29, 2018.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	March 30, 2019
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.2	$(2.1)	$6.1
Derivative Commodity Contracts	4.6	(1.1)	3.5
Other Noncurrent Assets:
Derivative Currency Contracts	9.6	(0.2)	9.4
Derivative Commodity Contracts	0.1	—	0.1
Current Hedging Obligations:
Derivative Currency Contracts	2.5	(2.1)	0.4
Derivative Commodity Contracts	1.1	(1.1)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.3	(0.2)	0.1

	December 29, 2018
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.6	$(3.6)	$3.0
Derivative Commodity Contracts	0.1	(0.1)	—
Other Noncurrent Assets:
Derivative Currency Contracts	7.2	(0.6)	6.6
Current Hedging Obligations:
Derivative Currency Contracts	5.0	(3.6)	1.4
Derivative Commodity Contracts	6.3	(0.1)	6.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	(0.6)	0.5
Derivative Commodity Contracts	0.1	—	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 30, 2019 and December 29, 2018, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at March 30, 2019 and December 29, 2018.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 30, 2019 and December 29, 2018 (in millions):

	March 30, 2019	December 29, 2018	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.2	$6.6	Level 2
Derivative Commodity Contracts	4.6	0.1	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	5.8	5.6	Level 1
Derivative Currency Contracts	9.6	7.2	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	2.5	5.0	Level 2
Derivative Commodity Contracts	1.1	6.3	Level 2
Noncurrent Hedging Obligations:
Interest Rate Swap	0.4	—	Level 2
Derivative Currency Contracts	0.3	1.1	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
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
During the three months ended March 30, 2019, there were no transfers between classification Levels 1, 2 or 3.
16. RESTRUCTURING ACTIVITIES
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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning Balance	$0.2	$1.2
Provision	2.3	1.7
Less: Payments	2.5	2.5
Ending Balance	$—	$0.4
The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three months ended March 30, 2019 and March 31, 2018, respectively (in millions):

	Three Months Ended
	March 30, 2019			March 31, 2018
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.2	$0.2	$0.4	$—	$—	$—
Facility Related Costs	0.6	1.3	1.9	0.6	0.2	0.8
Other Expenses	—	—	—	0.1	0.8	0.9
Total Restructuring Costs	$0.8	$1.5	$2.3	$0.7	$1.0	$1.7
The following table presents the allocation of Restructuring Costs by segment for the three months ended March 30, 2019 and March 31, 2018 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
March 30, 2019	$2.3	$2.2	$0.1	$—
March 31, 2018	$1.7	$1.3	$0.4	$—
The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $8.9 million which includes $2.8 million of employee termination expenses and $6.1 million of facility related and other costs.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events from March 30, 2019 through the date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure except for the divestiture of businesses discussed in Note 2.

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

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of the acquisition (“Acquisition Sales”), (ii) less the amount of sales attributable to any businesses divested/ to be exited ("Business To Be Exited"), and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales.

Gross Profit. Our gross profit is impacted by our levels of net sales and cost of sales. Our cost of sales consists of costs for, among other things (i) raw materials, including copper, steel and aluminum; (ii) components such as castings, bars, tools, bearings and electronics; (iii) wages and related personnel expenses for fabrication, assembly and logistics personnel; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, insurance and utilities; and (v) shipping. The majority of our cost of sales consists of raw materials and components. The price we pay for commodities and components can be subject to commodity price fluctuations. We attempt to mitigate this through fixed-price agreements with suppliers and our hedging strategies. When we experience commodity price increases, we have tended to announce price increase to our customers who purchase via purchase order, with such increases generally taking effect a period of time after the public announcements. For those sales we make under long-term contracts, we tend to include material price formulas that specify quarterly or semi-annual price adjustments based on a variety of factors, including commodity prices.

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
Results of Operations
Three Months Ended March 30, 2019 Compared to March 31, 2018
Net sales decreased $25.0 million or 2.8% for the first quarter 2019 compared to the first quarter 2018. The decrease consisted of a negative organic sales growth of 1.0%, negative foreign currency translation impact of 1.7%, and a negative 4.0% impact from the businesses divested/ to be exited and offset by a positive 3.9% from the acquisition of Nicotra Gebhardt. Gross profit decreased $0.3 million or 0.1% for the first quarter 2019 as compared to the first quarter 2018 primarily due to lower sales volumes, partially offset by productivity improvements and simplification programs. Operating expenses for the first quarter 2019 decreased $1.5 million or 1.0% as compared to the same period in the prior year.
Commercial and Industrial Systems Segment net sales for the first quarter 2019 were $380.3 million, a decrease of $33.7 million or 8.1% as compared to the first quarter 2018. The decrease consisted of organic sales growth decline of 6.3%, a 8.0% decline from the businesses divested/ to be exited, and negative foreign currency translation of 2.1%, partially offset by a positive 8.3% from the acquisition of Nicotra Gebhardt. Gross profit decreased $10.4 million or 10.4% as compared to the first quarter 2018 primarily driven by lower sales volumes related to power generation projects, partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for the first quarter 2019 were $69.5 million compared to $70.7 million in the first quarter 2018. The $1.2 million or 1.7% decrease was primarily due to lower variable selling costs on the lower sales volumes partially offset by operating expenses of the acquired business.
Climate Solutions Segment net sales were $263.3 million, an increase of 1.3% compared to first quarter 2018. The increase consisted of an organic sales growth increase of 3.6%, driven by strength in North American residential HVAC partially offset by weakness in international markets. Foreign currency translation had a negative 1.2% impact on net sales for the first quarter 2019 while the businesses divested/ to be exited had a negative impact of 1.1%. Gross profit increased $7.0 million or 11.0% compared to the first quarter 2018. The increase was primarily driven by sales volume and productivity gains. Operating expenses for the first quarter 2019 were $30.5 million compared to $31.4 million in the first quarter 2018.
Power Transmission Solutions Segment net sales for the first quarter 2019 were $210.2 million an increase of 2.6% compared to first quarter 2018 net sales of $204.9 million. The increase consisted of an organic sales growth increase of 3.4%, businesses divested/ to be exited of 0.6%, partially offset by unfavorable foreign currency impact of 1.4%. Organic sales growth was primarily driven by increased demand in oil and gas, distribution, and material handling, partially offset by weakness in agriculture and beverage conveying. Gross profit for the first quarter 2019 increased $3.1 million or 4.3% primarily due to the increase in sales volume, sales mix and productivity gains. Operating expenses for the first quarter 2019 increased $0.6 million as compared to the first quarter 2018 primarily due to increased compensation and benefit costs and variable selling related costs.

	Three Months Ended
	March 30, 2019	March 31, 2018
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$380.3	$414.0
Climate Solutions	263.3	259.9
Power Transmission Solutions	210.2	204.9
Consolidated	$853.8	$878.8

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	23.5%	24.1%
Climate Solutions	26.9%	24.5%
Power Transmission Solutions	35.4%	34.8%
Consolidated	27.5%	26.7%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	18.3%	17.1%
Climate Solutions	11.6%	12.1%
Power Transmission Solutions	21.5%	21.8%
Consolidated	17.0%	16.7%

Income From Operations as a Percent of Net Sales:
Commercial and Industrial Systems	14.1%	7.0%
Climate Solutions	14.8%	12.4%
Power Transmission Solutions	13.4%	13.1%
Consolidated	14.1%	10.0%

Income From Operations	$120.6	$88.2
Other Expenses, net	0.1	0.4
Interest Expense	13.6	13.0
Interest Income	1.1	0.2
Income Before Taxes	108.0	75.0
Provision For Income Taxes	21.2	15.7
Net Income	86.8	59.3
Less: Net Income Attributable to Noncontrolling Interests	0.9	0.9
Net Income Attributable to Regal Beloit Corporation	$85.9	$58.4
The effective tax rate for the three months ended March 30, 2019 was 19.6% versus 21.0% for the three months ended March 31, 2018. The change in the effective tax rate for the three months ended March 30, 2019 was primarily driven by the gain on divestiture of business and the impairments recognized during the quarter.

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

Cash flow provided by operating activities was $18.3 million for the three months ended March 30, 2019, a $24.2 million decrease from the three months ended March 31, 2018. The decrease was primarily the result of the higher investment in working capital for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018.

Cash flow provided by investing activities was $99.2 million for the three months ended March 30, 2019 versus cash flow used in investing activities of $18.5 million for the three months ended March 31, 2018. The change was driven by proceeds received from the sale of the Regal Drive Technologies business.

Cash flow used in financing activities was $106.0 million for the three months ended March 30, 2019, compared to $2.1 million provided by financing activities for the three months ended March 31, 2018. Net debt repayments of $92.1 million were made during the three months ended March 30, 2019, compared to net debt borrowings of $40.5 million made during the three months ended March 31, 2018. We paid $12.0 million in dividends to shareholders in the three months ended March 30, 2019, compared to $11.5 million for the three months ended March 31, 2018. There were no share repurchases for the three months ended March 30, 2019, compared to $26.0 million for the three months ended March 31, 2018.

Our working capital was $1,160.0 million at March 30, 2019, compared to $1,134.2 million at December 29, 2018. At March 30, 2019 and December 29, 2018, our current ratio (which is the ratio of our current assets to current liabilities) was 2.7:1. Our working capital increased primarily due to an increase in inventories partially offset by the adoption of ASU 2016-2, Leases which required us to a current operating lease liability.

The following table presents selected financial information and statistics as of March 30, 2019 and December 29, 2018 (in millions):

	March 30, 2019		December 29, 2018
Cash and Cash Equivalents	$264.3		$248.6
Trade Receivables, Net	545.9		551.9
Inventories	803.8		767.2
Working Capital	1,160.0		1,134.2
Current Ratio	2.7	:1	2.7	:1

At March 30, 2019 our cash and cash equivalents totaled $264.3 million, of which $261.3 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017, dividends to the US no longer incur US tax.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.
Credit Agreement
In connection with the PTS Acquisition, on January 30, 2015, we entered into a new Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility available for general corporate purposes. Borrowings under the Prior Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Loan and Prior Multicurrency Revolving Facility. The loan under the Term Facility requires quarterly amortization at a rate starting at

5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility and Prior Term Facility was 3.9% and 3.1% for the three months ended March 30, 2019 and March 31, 2018, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 30, 2019, we had borrowings under the Multicurrency Revolving Facility in the amount of $28.8 million, $0.4 million of standby letters of credit issued under the facility, and $470.8 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was $64.3 million and $130.7 million, respectively, and the weighted average interest rate on the Multicurrency Revolving Facility and Prior Multicurrency Revolving Facility was 3.8% and 3.1% for the three months ended March 30, 2019 and March 31, 2018, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to our consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At March 30, 2019, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of March 30, 2019, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at March 30, 2019 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of March 30, 2019.

Other Notes Payable

At March 30, 2019, other notes payable of approximately $6.3 million were outstanding with a weighted average interest rate of 4.5%. At December 29, 2018, other notes payable of approximately $4.9 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,234.3 million and $1,323.6 million as of March 30, 2019 and December 29, 2018, respectively.

Critical Accounting Policies
Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended December 29, 2018, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At March 30, 2019, excluding the impact of interest rate swaps, we had $404.6 million of fixed rate debt and $816.5 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 30, 2019 would result in a $2.4 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Multicurrency Revolving Facility. This interest rate swap has been designated as a cash flow hedge against forecasted interest payments.
Details regarding the instruments as of March 30, 2019 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)	$(0.4)
As of March 30, 2019, the interest rate swap liability of $0.4 million was included in Other Noncurrent Hedging Obligations. The unrealized loss on the effective portion of the contract net of tax of $(0.3) million was recorded in AOCI. There were an immaterial interest rate swap asset outstanding that was included in Other Noncurrent Assets at December 29, 2018.
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
Derivatives
As of March 30, 2019, derivative currency assets (liabilities) of $8.2 million, $9.6 million, $(2.5) million and $(0.3) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 29, 2018, derivative currency assets (liabilities) of $6.6 million, $7.2 million, $(5.0) million and $(1.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains on the contracts of $5.9 million net of tax, and $1.3 million net of tax, as of March 30, 2019 and December 29, 2018 respectively, were recorded in AOCI. At March 30, 2019, we had $1.6 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2018, we had $(0.7) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 30, 2019 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$156.6	$0.2	$15.7	$(15.7)
Mexican Peso	196.2	4.3	19.6	(19.6)
Euro	203.9	7.8	20.4	(20.4)
Indian Rupee	53.0	2.0	5.3	(5.3)
Canadian Dollar	7.1	0.2	0.7	(0.7)
Australian Dollar	12.0	0.3	1.2	(1.2)
Thai Baht	6.5	0.3	0.7	(0.7)
British Pound	20.1	(0.1)	2.0	(2.0)
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
Derivatives
Derivative commodity assets (liabilities) of $4.6 million, $0.1 million, and $(1.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Current Hedging Obligations, respectively, at March 30, 2019. Derivative commodity assets (liabilities) of $0.1 million, $(6.3) million and $(0.1) million were recorded in Prepaid Expenses, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively, at December 29, 2018. The unrealized (losses) gains on the effective portion of the contracts of $2.8 million net of tax and $(4.6) million net of tax, as of March 30, 2019 and December 29, 2018, respectively, were recorded in AOCI. At March 30, 2019, we had $(1.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2018, there was an additional $(1.4) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 30, 2019 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$91.1	$3.9	$9.1	$(9.1)
Aluminum	10.0	(0.3)	1.0	(1.0)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $9.0 million gain at March 30, 2019 includes $7.4 million of net current deferred gains expected to be realized in the next twelve months.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 29, 2018, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Part I, Item 1A in our 2018 Annual Report on Form 10-K for the year ended December 29, 2018, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header “Cautionary Statement” contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock during the current quarter.
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 30, 2019, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on July 24, 2018, the prior authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The new authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended March 30, 2019, we did not acquired any shares pursuant to this authorization.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: May 9, 2019

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Regal Beloit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.