Form 10-Q
period 2019-09-28
REGAL BELOIT CORP
filed 2019-11-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 28, 2019 or

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
Yes  ☐ No  ☒
On November 1, 2019 the registrant had outstanding 40,942,185 shares of common stock, $0.01 par value per share.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$772.3	$925.4	$2,499.8	$2,763.9
Cost of Sales	570.4	682.8	1,829.3	2,039.0
Gross Profit	201.9	242.6	670.5	724.9
Operating Expenses	128.9	155.0	416.3	449.5
Loss (Gain) on Divestiture of Businesses	0.2	—	(45.2)	—
Goodwill Impairment	—	9.5	—	9.5
Asset Impairments	—	8.7	10.0	8.7
Total Operating Expenses	129.1	173.2	381.1	467.7
Income from Operations	72.8	69.4	289.4	257.2
Other Expenses, net	0.1	0.4	0.4	1.2
Interest Expense	13.5	13.7	40.5	40.9
Interest Income	1.5	1.0	4.0	1.8
Income before Taxes	60.7	56.3	252.5	216.9
Provision for Income Taxes	9.9	3.6	47.5	37.6
Net Income	50.8	52.7	205.0	179.3
Less: Net Income Attributable to Noncontrolling Interests	1.1	1.4	2.8	3.7
Net Income Attributable to Regal Beloit Corporation	$49.7	$51.3	$202.2	$175.6
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.20	$1.18	$4.78	$4.01
Assuming Dilution	$1.19	$1.17	$4.75	$3.98
Weighted Average Number of Shares Outstanding:
Basic	41.5	43.4	42.3	43.8
Assuming Dilution	41.7	43.8	42.6	44.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Income	$50.8	$52.7	$205.0	$179.3
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments, Net of $0.0 Million Tax Effects for the Three and Nine Months Ended September 28, 2019 and $1.8 Million for the Three and Nine Months Ended September 29, 2018	(38.5)	(18.8)	(31.7)	(57.0)
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of $0.0 Million Tax Effects for the Three and Nine Months Ended September 28, 2019	—	—	1.6	—
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(1.6) Million and $0.9 Million for the Three Months Ended September 28, 2019 and September 29, 2018 and $1.4 Million and $0.7 Million for the Nine Months Ended September 28, 2019 and September 29, 2018, Respectively	(4.9)	3.1	4.4	2.3
Reclassification of Gains included in Net Income, Net of Tax Effects of $(1.0) Million and $(0.3) Million for the Three Months Ended September 28, 2019 and September 29, 2018 and $(1.0) Million and $(3.7) Million for the Nine Months Ended September 28, 2019 and September 29, 2018, Respectively	(3.2)	(1.0)	(3.2)	(11.3)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million and $0.3 Million for the Three Months Ended September 28, 2019 and September 29, 2018 and $0.3 Million and $0.7 Million for the Nine Months Ended September 28, 2019 and September 29, 2018, Respectively	0.4	0.7	1.3	2.2
Other Comprehensive Income (Loss)	(46.2)	(16.0)	(27.6)	(63.8)
Comprehensive Income (Loss)	4.6	36.7	177.4	115.5
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(0.1)	0.3	1.6	1.8
Comprehensive Income (Loss) Attributable to Regal Beloit Corporation	$4.7	$36.4	$175.8	$113.7
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$293.0	$248.6
Trade Receivables, Less Allowances of $9.4 Million in 2019 and $13.3 Million in 2018	491.7	551.9
Inventories	725.7	767.2
Prepaid Expenses and Other Current Assets	154.7	157.9
Assets Held for Sale	2.8	92.1
Total Current Assets	1,667.9	1,817.7
Net Property, Plant, and Equipment	609.0	615.5
Operating Lease Assets	76.1	—
Goodwill	1,496.4	1,509.2
Intangible Assets, Net of Amortization	577.5	625.5
Deferred Income Tax Benefits	31.5	34.2
Other Noncurrent Assets	19.9	21.7
Total Assets	$4,478.3	$4,623.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$362.3	$424.8
Dividends Payable	12.3	12.0
Current Hedging Obligations	10.9	11.3
Accrued Compensation and Employee Benefits	73.6	81.9
Other Accrued Expenses	106.8	136.0
Liabilities Held for Sale	—	17.0
Current Operating Lease Liabilities	22.7	—
Current Maturities of Long-Term Debt	0.6	0.5
Total Current Liabilities	589.2	683.5
Long-Term Debt	1,200.3	1,306.6
Deferred Income Taxes	163.0	148.3
Noncurrent Hedging Obligations	2.2	1.2
Pension and Other Post Retirement Benefits	89.8	96.2
Noncurrent Operating Lease Liabilities	55.3	—
Other Noncurrent Liabilities	49.4	49.5
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.9 Million and 42.8 Million Shares Issued and Outstanding for 2019 and 2018, Respectively	0.4	0.4
Additional Paid-In Capital	707.8	783.6
Retained Earnings	1,870.9	1,777.9
Accumulated Other Comprehensive Loss	(277.8)	(251.4)
Total Regal Beloit Corporation Shareholders' Equity	2,301.3	2,310.5
Noncontrolling Interests	27.8	28.0
Total Equity	2,329.1	2,338.5
Total Liabilities and Equity	$4,478.3	$4,623.8
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
June 29, 2019	$0.4	$750.7	$1,882.7	$(232.8)	$29.4	$2,430.4
Net Income	—	—	49.7	—	1.1	50.8
Other Comprehensive Loss	—	—	—	(45.0)	(1.2)	(46.2)
Dividends Declared ($0.30 Per Share)	—	—	(12.3)	—	—	(12.3)
Stock Options Exercised	—	(0.5)	—	—	—	(0.5)
Stock Repurchase	—	(45.0)	(49.2)	—	—	(94.2)
Share-Based Compensation	—	2.6	—	—	—	2.6
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.5)	(1.5)
September 28, 2019	$0.4	$707.8	$1,870.9	$(277.8)	$27.8	$2,329.1

June 30, 2018	$0.4	$820.8	$1,704.4	$(215.6)	$30.7	$2,340.7
Net Income	—	—	51.3	—	1.4	52.7
Other Comprehensive Loss	—	—	—	(14.9)	(1.1)	(16.0)
Dividends Declared ($0.28 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(0.4)	—	—	—	(0.4)
Stock Repurchase	—	(5.0)	(1.2)	—	—	(6.2)
Share-Based Compensation	—	3.3	—	—	—	3.3
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.6)	(1.6)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.6	(2.4)	(0.8)
September 29, 2018	$0.4	$818.7	$1,742.3	$(228.9)	$27.0	$2,359.5

	Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	202.2	—	2.8	205.0
Other Comprehensive Loss	—	—	—	(26.4)	(1.2)	(27.6)
Dividends Declared ($0.88 Per Share)	—	—	(36.9)	—	—	(36.9)
Stock Options Exercised	—	(8.0)	—	—	—	(8.0)
Stock Repurchase	—	(77.8)	(72.3)	—	—	(150.1)
Share-Based Compensation	—	10.0	—	—	—	10.0
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.8)	(1.8)
September 28, 2019	$0.4	$707.8	$1,870.9	$(277.8)	$27.8	$2,329.1

December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	175.6	—	3.7	179.3
Other Comprehensive Loss	—	—	—	(61.9)	(1.9)	(63.8)
Dividends Declared ($0.82 Per Share)	—	—	(35.8)	—	—	(35.8)
Stock Options Exercised	—	(4.7)	—	—	—	(4.7)
Stock Repurchase	—	(64.6)	(13.7)	—	—	(78.3)
Share-Based Compensation	—	10.5	—	—	—	10.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.6)	(1.6)
Adoption of Accounting Pronouncement ASU 2018-02	—	—	4.6	(4.6)	—	—
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.6	(2.4)	(0.8)
September 29, 2018	$0.4	$818.7	$1,742.3	$(228.9)	$27.0	$2,359.5
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 28, 2019	September 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$205.0	$179.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	100.4	106.3
Goodwill Impairment	—	9.5
Asset Impairments	10.0	8.7
Noncash Lease Expense	20.5	—
Loss on Sale or Disposition of Assets, Net	1.7	3.5
Share-Based Compensation Expense	10.0	10.5
Exit Related Costs	—	16.7
Gain on Divestiture of Businesses	(45.2)	—
Change in Operating Assets and Liabilities	(31.2)	(84.2)
Net Cash Provided by Operating Activities	271.2	250.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(77.3)	(59.2)
Sales of Investment Securities	—	0.5
Business Acquisitions, Net of Cash Acquired	—	(161.5)
Proceeds from Divestiture of Businesses	159.6	—
Proceeds from Sale of Assets	1.7	4.4
Net Cash Provided by (Used In) Investing Activities	84.0	(215.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	894.3	1,018.7
Repayments Under Revolving Credit Facility	(977.4)	(993.1)
Proceeds from Short-Term Borrowings	27.5	10.7
Repayments of Short-Term Borrowings	(27.5)	(11.3)
Proceeds from Long-Term Borrowings	—	900.2
Repayments of Long-Term Borrowings	(24.2)	(786.3)
Dividends Paid to Shareholders	(36.6)	(35.1)
Shares Surrendered for Taxes	(8.0)	(3.4)
Repurchase of Common Stock	(150.1)	(78.3)
Distributions to Noncontrolling Interests	(1.8)	(1.6)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(0.8)
Financing fees paid	—	(3.5)
Net Cash (Used In) Provided by Financing Activities	(303.8)	16.2
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7.0)	(5.9)
Net Increase in Cash and Cash Equivalents	44.4	44.8
Cash and Cash Equivalents at Beginning of Period	248.6	139.6
Cash and Cash Equivalents at End of Period	$293.0	$184.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$44.4	$45.6
Income taxes	$31.9	$66.2

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2019
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 29, 2018, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 28, 2019 and for the three and nine months ended September 28, 2019 and September 29, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed on February 26, 2019.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 28, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2019.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326). The focus of this ASU is to require businesses to adjust their allowance for lifetime expected credit losses rather than incurred losses. It is believed that the change will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Adoption of the standard will be by a modified retrospective approach allowing a cumulative effect adjustment to the opening balance of Retained Earnings. The Company is evaluating the effect of adopting this new accounting guidance, but does not anticipate a material impact on the Company's Condensed Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted this ASU as of December 30, 2018, the beginning of fiscal 2019, with no material impact on the Company's Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle of ASU 2016-02 is that an entity should recognize assets and liabilities arising from an operating lease on its Balance Sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of Retained Earnings during the period of adoption. The Company adopted the standard as of December 30, 2018, the beginning of fiscal 2019, under the modified retrospective method. Comparative periods prior to the adoption of the standard have not been adjusted given the effect to the standard.

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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	September 28, 2019	December 29, 2018
Raw Material and Work in Process	47%	45%
Finished Goods and Purchased Parts	53%	55%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 56% of the Company's inventory at September 28, 2019, and 54% at December 29, 2018 was determined using the last-in, first-out ("LIFO") method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	September 28, 2019	December 29, 2018
Land and Improvements		$81.2	$82.1
Buildings and Improvements	3 - 50	302.6	302.8
Machinery and Equipment	3 - 15	983.4	971.9
Property, Plant and Equipment		1,367.2	1,356.8
Less: Accumulated Depreciation		(758.2)	(741.3)
Net Property, Plant and Equipment		$609.0	$615.5

For the nine months ended September 28, 2019, the Company recognized $5.1 million of asset impairments related to the transfer of assets to held for sale in the first quarter of 2019. For the three and nine months ended September 29, 2018, the Company recognized a fixed asset impairment of $1.1 million related to its decision to exit the Hermetic Climate business.

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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
September 28, 2019	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$230.2	$204.4	$146.3	$580.9
Asia	70.1	7.4	7.1	84.6
Europe	43.9	9.3	22.8	76.0
Rest-of-World	14.4	9.8	6.6	30.8
Total	$358.6	$230.9	$182.8	$772.3

September 29, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$306.4	$228.7	$156.1	$691.2
Asia	67.7	6.9	6.8	81.4
Europe	53.0	11.3	33.8	98.1
Rest-of-World	35.2	8.5	11.0	54.7
Total	$462.3	$255.4	$207.7	$925.4

	Nine Months Ended
September 28, 2019	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$741.5	$671.1	$485.8	$1,898.4
Asia	209.2	28.6	21.7	259.5
Europe	141.0	31.5	70.0	242.5
Rest-of-World	49.0	30.9	19.5	99.4
Total	$1,140.7	$762.1	$597.0	$2,499.8

September 29, 2018	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$898.3	$689.0	$512.2	$2,099.5
Asia	227.7	30.7	16.5	274.9
Europe	124.6	35.9	73.2	233.7
Rest-of-World	94.7	37.0	24.1	155.8
Total	$1,345.3	$792.6	$626.0	$2,763.9
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

As of December 29, 2018, the Company presented assets and liabilities of certain assets and businesses held for sale as the Company had both the intent and ability to sell these assets and businesses. The businesses were divested as they were considered non-core to the Company's operations.

The table below presents the balances that were classified as Assets Held for Sale as of September 28, 2019 and Assets and Liabilities Held for Sale as of December 29, 2018, as the Company has both the intent and ability to sell these assets and liabilities, (in millions):

	September 28, 2019	December 29, 2018
Trade Receivables	$—	$19.2
Inventories	—	34.7
Prepaid Expenses and Other Current Assets	—	5.0
Property, Plant, and Equipment	2.8	19.9
Intangible Assets	—	12.0
Goodwill	—	1.3
Assets Held for Sale	$2.8	$92.1

Accounts Payable	$—	$8.1
Accrued Compensation and Employee Benefits	—	0.5
Other Accrued Expenses	—	7.3
Other Noncurrent Liabilities	—	1.1
Liabilities Held for Sale	$—	$17.0

The businesses classified as held for sale at December 29, 2018 had fiscal 2018 Net Sales and Income from Operations of $138.9 million and $15.7 million, respectively.

2019 Divestitures

Regal Drive Technologies

On January 7, 2019, the Company sold its Regal Drive Technologies business and received proceeds of $119.9 million subject to customary finalization. Regal Drive Technologies was included in the Company's Commercial and Industrial Systems segment and considered a non-core business. The Company recognized a gain on sale of $41.0 million in the Condensed Consolidated Statements of Income.

Velvet Drive

On April 1, 2019, the Company sold its Velvet Drive business and received proceeds of $8.9 million subject to customary finalization. This business was included in the Company's Power Transmissions Solutions segment and considered a non-core business. The Company recognized a loss on sale of $0.1 million in the Condensed Consolidated Statements of Income.

CapCom

On April 1, 2019, the Company sold its CapCom business and received proceeds of $9.9 million subject to customary finalization. This business was included in the Company's Climate Solutions segment and considered a non-core business. The Company recognized a gain on sale of $6.0 million in the Condensed Consolidated Statements of Income.

Vapor Recovery

On July 1, 2019, the Company sold its Vapor Recovery business and received proceeds of $20.9 million subject to customary finalization. The business was included in the Company's Commercial and Industrial Systems segment and considered a non-core business. The Company recognized a loss on sale of $1.7 million in the Condensed Consolidated Statements of Income.
Exit of Business

On July 31, 2018, the Company received notification from a customer of its Hermetic Climate business that it would wind down operations. As a result of this notification, the Company accelerated its plans to exit this business. The Company continues to wind down its operations and this is expected to be completed by the end of fiscal 2019. The Hermetic Climate business accounted for sales of $52.6 million for the fiscal year ended 2018 and $0.9 million and $19.3 million of sales were recorded for the three and nine months ended September 28, 2019, respectively, compared to $11.0 million and $42.9 million for the three and nine months ended September 29, 2018, respectively. The Company recognized exit and exit related charges of $34.9 million during the third quarter of fiscal 2018. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.

Acquisitions

The results of operations of acquired businesses are included in the Condensed Consolidated Financial Statements from the date of acquisition. There were $0.1 million acquisition and acquisition related expenses for the nine months ended September 28, 2019. Acquisition and acquisition related expenses were $1.4 million for the three and nine months ended September 29, 2018.

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
The following tables presents changes in AOCI by component for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended
September 28, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$3.9	$(37.5)	$(199.2)	$(232.8)
Other Comprehensive Loss before Reclassifications	(6.5)	0.1	(37.4)	(43.8)
Tax Impact	1.6	—	—	1.6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4.2)	0.5	—	(3.7)
Tax Impact	1.0	(0.1)	—	0.9
Net Current Period Other Comprehensive Income (Loss)	(8.1)	0.5	(37.4)	(45.0)
Ending Balance	$(4.2)	$(37.0)	$(236.6)	$(277.8)

September 29, 2018	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(0.5)	$(37.7)	$(177.4)	$(215.6)
Other Comprehensive Income (Loss) before Reclassifications	4.0	—	(19.5)	(15.5)
Tax Impact	(0.9)	—	1.8	0.9
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1.3)	1.0	—	(0.3)
Tax Impact	0.3	(0.3)	—	—
Net Current Period Other Comprehensive Income (Loss)	2.1	0.7	(17.7)	(14.9)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	1.6	1.6
Ending Balance	$1.6	$(37.0)	$(193.5)	$(228.9)

	Nine Months Ended
September 28, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.4)	$(38.2)	$(207.8)	$(251.4)
Other Comprehensive Income (Loss) before Reclassifications	5.8	(0.1)	(30.4)	(24.7)
Tax Impact	(1.4)	—	—	(1.4)
Amounts Reclassified from Accumulated Other Comprehensive Income	(4.2)	1.6	1.6	(1.0)
Tax Impact	1.0	(0.3)	—	0.7
Net Current Period Other Comprehensive Income (Loss)	1.2	1.2	(28.8)	(26.4)
Ending Balance	$(4.2)	$(37.0)	$(236.6)	$(277.8)

September 29, 2018	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$8.6	$(32.6)	$(140.0)	$(164.0)
Other Comprehensive Loss before Reclassifications	3.0	—	(56.9)	(53.9)
Tax Impact	(0.7)	—	1.8	1.1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(15.0)	2.9	—	(12.1)
Tax Impact	3.7	(0.7)	—	3.0
Net Current Period Other Comprehensive Income (Loss)	(9.0)	2.2	(55.1)	(61.9)
Adoption of Accounting Pronouncement ASU 2018-02	2.0	(6.6)	—	(4.6)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	1.6	1.6
Ending Balance	$1.6	$(37.0)	$(193.5)	$(228.9)

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

The following table presents changes to goodwill during the nine months ended September 28, 2019 (in millions):

	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 29, 2018	$1,509.2	$598.9	$330.6	$579.7
Divestiture	(2.8)	—	—	(2.8)
Translation Adjustments	(10.0)	(4.6)	0.4	(5.8)
Balance as of September 28, 2019	$1,496.4	$594.3	$331.0	$571.1

Cumulative Goodwill Impairment Charges	$285.2	$244.8	$17.2	$23.2

Intangible Assets
The following table presents intangible assets (in millions):

		September 28, 2019		December 29, 2018
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$689.1	$291.1	$708.8	$272.4
Technology	14	143.4	96.3	144.5	90.1
Trademarks	14	35.5	24.4	37.0	24.2
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		884.6	428.4	906.9	403.3
Non-Amortizable Trade Names		121.3	—	121.9	—
		$1,005.9	$428.4	$1,028.8	$403.3

Intangible Assets, Net of Amortization		$577.5		$625.5

Amortization expense recorded for the three and nine months ended September 28, 2019 was $12.6 million and $38.0 million, respectively. Amortization expense recorded for the three and nine months ended September 29, 2018 was $13.8 million and $41.4 million, receptively. Amortization expense for fiscal year 2019 is estimated to be $50.0 million. Amortization expense does not include any impairment recognized during the respective periods. For the nine months ended September 28, 2019, the Company recognized $4.9 million of customer relationships intangible asset impairments related to the transfer of assets to held for sale during the first quarter of 2019. The Company recognized impairment of its customer relationships and technology intangible assets of $5.5 million and $2.1 million, respectively, related to its decision to exit the Hermetic Climate business for the three and nine months ended September 29, 2018.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2020	$47.5
2021	42.4
2022	40.8
2023	40.7
2024	39.6

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended
	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
September 28, 2019
External Sales	$358.6	$230.9	$182.8	$—	$772.3
Intersegment Sales	11.5	4.2	1.2	(16.9)	—
Total Sales	370.1	235.1	184.0	(16.9)	772.3
Gross Profit	77.2	64.2	60.5	—	201.9
Operating Expenses	62.8	26.5	39.6	—	128.9
Loss on Divestiture of Businesses	0.1	0.1	—	—	0.2
Income from Operations	14.3	37.6	20.9	—	72.8
Depreciation and Amortization	14.8	5.1	14.0	—	33.9
Capital Expenditures	11.0	6.8	3.3	—	21.1

September 29, 2018
External Sales	$462.3	$255.4	$207.7	$—	$925.4
Intersegment Sales	11.7	5.7	5.6	(23.0)	—
Total Sales	474.0	261.1	213.3	(23.0)	925.4
Gross Profit	109.8	62.1	70.7	—	242.6
Operating Expenses	74.5	37.9	42.6	—	155.0
Goodwill Impairment	—	9.5	—	—	9.5
Asset Impairments	—	8.7	—	—	8.7
Income from Operations	35.3	6.0	28.1	—	69.4
Depreciation and Amortization	16.4	5.4	13.5	—	35.3
Capital Expenditures	11.3	3.6	3.8	—	18.7

	Nine Months Ended
	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
September 28, 2019
External Sales	$1,140.7	$762.1	$597.0	$—	$2,499.8
Intersegment Sales	42.7	13.1	3.3	(59.1)	—
Total Sales	1,183.4	775.2	600.3	(59.1)	2,499.8
Gross Profit	259.6	209.7	201.2	—	670.5
Operating Expenses	204.0	86.2	126.1	—	416.3
(Gain) Loss on Divestiture of Businesses	(39.3)	(6.0)	0.1	—	(45.2)
Asset Impairments	7.6	1.3	1.1	—	10.0
Income from Operations	87.3	128.2	73.9	—	289.4
Depreciation and Amortization	44.3	14.5	41.6	—	100.4
Capital Expenditures	42.3	19.4	15.6	—	77.3

September 29, 2018
External Sales	$1,345.3	$792.6	$626.0	$—	$2,763.9
Intersegment Sales	39.3	17.0	17.6	(73.9)	—
Total Sales	1,384.6	809.6	643.6	(73.9)	2,763.9
Gross Profit	315.3	198.7	210.9	—	724.9
Operating Expenses	220.4	98.2	130.9	—	449.5
Goodwill Impairment	—	9.5	—	—	9.5
Asset Impairments	—	8.7	—	—	8.7
Income from Operations	94.9	82.3	80.0	—	257.2
Depreciation and Amortization	49.0	16.0	41.3	—	106.3
Capital Expenditures	31.2	16.0	12.0	—	59.2

The following table presents identifiable assets information attributable to the Company's operating segments as of September 28, 2019 and December 29, 2018 (in millions):

	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of September 28, 2019	$2,018.7	$899.5	$1,560.1	$4,478.3
Identifiable Assets as of December 29, 2018	$2,108.0	$907.7	$1,608.1	$4,623.8

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of September 28, 2019 and December 29, 2018 (in millions):

	September 28, 2019	December 29, 2018
Term Facility	$786.0	$810.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	15.3	98.4
Other	4.6	4.9
Less: Debt Issuance Costs	(5.0)	(6.2)
Total	1,200.9	1,307.1
Less: Current Maturities	0.6	0.5
Long-Term Debt	$1,200.3	$1,306.6

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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended September 28, 2019 and September 29, 2018 was 3.6% and 3.5%, respectively. The weighted average interest rate on the Term Facility for the nine months ended September 28, 2019 was 3.8%. The weighted average interest rate on the Prior Term Facility was 3.5% and 3.3% for the three and nine months ended September 29, 2018, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 28, 2019, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $15.3 million, $0.4 million of standby letters of credit issued under the facility, and $484.3 million of available borrowing capacity. For the three months ended September 28, 2019 and September 29, 2018 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $127.1 million and $32.8 million, respectively and weighted average interest rate of 3.6% and 3.4%, respectively. For the nine months ended September 28, 2019, the Multicurrency Revolving Facility had an average daily balance in borrowings of 91.3 million and the weighted average interest rate of 3.7%. For the three and nine months ended September 29, 2018 under the Prior Multicurrency Revolving Facility, the average daily balance in borrowings was $304.7 million and $211.7 million, respectively and the weighted average interest rate was 3.4% and 3.2%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes
At September 28, 2019, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of September 28, 2019, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at September 28, 2019 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of September 28, 2019.

Other Notes Payable

At September 28, 2019, other notes payable of approximately $4.6 million were outstanding with a weighted average interest rate of 5.1%. At December 29, 2018, other notes payable of approximately $4.9 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,227.0 million and $1,323.6 million as of September 28, 2019 and December 29, 2018, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost components (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service Cost	$1.5	$1.8	$4.6	$5.5
Interest Cost	2.8	2.4	8.2	7.2
Expected Return on Plan Assets	(3.2)	(3.0)	(9.4)	(8.9)
Amortization of Prior Service Cost and Net Actuarial Loss	0.5	1.0	1.6	2.9
Net Periodic Benefit Cost	$1.6	$2.2	$5.0	$6.7

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
For the three months ended September 28, 2019 and September 29, 2018, the Company contributed $4.1 million and $3.3 million, respectively, to post retirement plans. For the nine months ended September 28, 2019 and September 29, 2018, the Company contributed $9.0 million and $10.2 million, respectively. The Company expects to make total contributions of $11.1 million in 2019. The Company contributed a total of $11.5 million in fiscal 2018. The assumptions used in the valuation of the Company’s post retirement plans and in the target investment allocation have remained the same as those disclosed in the Company’s 2018 Annual Report on Form 10-K filed on February 26, 2019.

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

Leases entered into may include one or more options to renew. The renewal terms can extend the lease term from one to twenty-five years. The exercise of lease renewal options is at the Company's sole discretion. Renewal option periods are included in the measurement of the ROU asset and lease liability when the exercise is reasonably certain to occur. Some leases include options to terminate the lease upon breach of contract and are remeasured at that point in time.

The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Some of the Company's lease agreements include rental payments adjusted periodically for inflation or are based on an index rate. These increases are reflected as variable lease payments and are included in the measurement of the ROU asset and lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Short-term and variable lease expense was immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating Lease Cost	$7.8	$24.9
Finance Lease Cost:
Amortization of ROU Assets	—	0.2
Interest on Lease Liabilities	0.1	0.2
Total Lease Expense	$7.9	$25.3

Maturity of lease liabilities as of September 28, 2019 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$7.3	$0.1	$7.4
2020	26.3	0.5	26.8
2021	20.7	0.5	21.2
2022	13.2	0.6	13.8
2023	7.8	0.6	8.4
Thereafter	18.5	2.5	21.0
Total Lease Payments	$93.8	$4.8	$98.6
Less: Interest	(15.8)	(1.0)	(16.8)
Present Value of Lease Liabilities	$78.0	$3.8	$81.8

Future minimum lease payments under operating leases as of December 29, 2018 were as follows (in millions):

Year	Total
2019	$30.8
2020	24.7
2021	19.2
2022	11.7
2023	6.5
Thereafter	16.2

Other information related to leases was as follows (in millions):

Nine Months Ended
Supplemental Cash Flows Information	September 28, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$24.9
Operating Cash Flows from Finance Leases	0.2
Financing Cash Flows from Finance Leases	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	10.6
Weighted Average Remaining Lease Term
Operating Leases	4.6 years
Finance Leases	8.5 years
Weighted Average Discount Rate
Operating Leases	8.3%
Finance Leases	5.9%

As of September 28, 2019, the Company has additional operating leases that have not yet commenced for future lease payments of $10.5 million. These operating leases will commence during fiscal year 2019 with lease terms of one to 10.5 years. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on July 24, 2018, authorization was granted to purchase up to $250.0 million of shares which replaced the prior repurchase authorization to repurchase 3.0 million shares. For the three months ended September 28, 2019, the Company repurchased and retired 1,282,037 shares of its common stock at an average cost of $73.43 per share for a total cost of $94.2 million. For the three months ended September 29, 2018, the Company repurchased and retired 77,533 shares of common stock at an average cost of $79.93 per share for a total cost of $6.2 million. For the nine months ended September 28, 2019, there were 2,013,782 shares or $150.1 million of shares repurchased under this program at an average cost of $74.52 per share. As of September 28, 2019, there was approximately $46.8 million in common stock available for repurchase under the program. For the nine months ended September 29, 2018, the Company acquired and retired 1,007,538 shares of its common stock at an average cost of $77.74 per share for a total cost of $78.3 million under a prior repurchase program. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards are granted in the second fiscal quarter.

The Company recognized approximately $2.6 million and $3.3 million in share-based compensation expense for the three months ended September 28, 2019 and September 29, 2018, respectively. Share-based compensation expense was $10.0 million and $10.5 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.5 million and $0.8 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $2.1 million and $2.5 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of September 28, 2019, total unrecognized compensation cost related to share-based compensation awards was approximately $21.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years.

Approximately 2.1 million shares were available for future grant under the 2018 Equity Incentive Plan at September 28, 2019.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the nine months ended September 28, 2019 and September 29, 2018, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the nine months ended September 28, 2019 and September 29, 2018 (in millions):

	September 28, 2019	September 29, 2018
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$5.1	$4.9
Income Tax (Expense) Benefit from the Exercise of SARs	(0.1)	0.1
Total Fair Value of Share-Based Incentive Awards Vested	5.4	4.0

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2019	2018
Per share weighted average fair value of grants	$20.84	$22.73
Risk-free interest rate	2.4%	2.9%
Expected life (years)	7.0	7.0
Expected volatility	25.0%	27.8%
Expected dividend yield	1.5%	1.4%

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

The following table presents a summary of share-based incentive plan grant activity the nine months ended September 28, 2019.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2018	1,539,368	$69.31	5.6	$16.0
Granted	188,809	81.81
Exercised	(341,514)	66.13
Forfeited	(23,183)	76.89
Expired	(4,068)	74.37
Outstanding as of September 28, 2019	1,359,412	$71.70	4.3	$6.3
Exercisable as of September 28, 2019	943,239	$69.26	2.4	$5.5

Compensation expense recognized related to SARs was $1.9 million for the nine months ended September 28, 2019.
As of September 28, 2019, there was $7.1 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.6 years.

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
The following table presents a summary of RSA award activity for the nine months ended September 28, 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of December 29, 2018	15,660	$74.38	0.4
Granted	15,148	80.29
Vested	(15,660)	74.38
Unvested RSAs as of September 28, 2019	15,148	$80.29	0.6

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.9 million for the nine months ended September 28, 2019.

As of September 28, 2019, there was $0.8 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.6 years.
The following table presents a summary of RSU award activity for the nine months ended September 28, 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of December 29, 2018	234,824	$69.78	1.6
Granted	93,428	78.98
Vested	(136,138)	64.45
Forfeited	(12,230)	75.78
Unvested RSUs as of September 28, 2019	179,884	$78.18	2.1

RSUs vest on the third anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $4.9 million for the nine months ended September 28, 2019.
As of September 28, 2019, there was $8.8 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.
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

The assumptions used in the Company's Monte Carlo simulation were as follows:

	September 28, 2019	September 29, 2018
Risk-free interest rate	2.3%	2.7%
Expected life (years)	3.0	3.0
Expected volatility	25.0%	25.0%
Expected dividend yield	1.5%	1.4%

The following table presents a summary of PSU activity for the nine months ended September 28, 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of December 29, 2018	167,840	$71.71	1.8
Granted	43,683	85.54
Vested	(60,553)	65.85
Forfeited	(56,484)	66.61
Unvested PSUs as of September 28, 2019	94,486	$86.35	2.1

Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $2.3 million for the nine months ended September 28, 2019. Total unrecognized compensation expense for all PSUs granted as of September 28, 2019 is estimated to be $4.9 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.

11. INCOME TAXES
The effective tax rate for the three months ended September 28, 2019 was 16.3% versus 6.4% for the three months ended September 29, 2018. The effective tax rate for the nine months ended September 28, 2019 was 18.8% versus 17.3% for the nine months ended September 29, 2018. The change in the effective tax rate for the three months ended September 28, 2019 was primarily driven by the finalization of the 2017 Transition Tax as required by the Tax Cuts and Jobs Act of 2017 and the mix of earnings. The change in the effective tax rate for the nine months ended September 28, 2019 was primarily driven by the divestiture of businesses and the mix of earnings.
As of September 28, 2019 and December 29, 2018, the Company had approximately $9.2 million and $6.5 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2014, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2012.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.5 million and 0.6 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The amount of the anti-dilutive shares were 0.4 million and 0.6 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Denominator for Basic Earnings Per Share	41.5	43.4	42.3	43.8
Effect of Dilutive Securities	0.2	0.4	0.3	0.3
Denominator for Diluted Earnings Per Share	41.7	43.8	42.6	44.1

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning Balance	$16.4	$17.0	$14.8	$16.0
Less: Payments	(4.3)	(6.0)	(9.0)	(16.0)
Provisions	4.4	5.9	11.1	16.7
Acquisitions	—	—	—	0.3
Held for Sale	—	—	(0.4)	—
Translation Adjustments	—	0.1	—	—
Ending Balance	$16.5	$17.0	$16.5	$17.0

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 28, 2019 or September 29, 2018.
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
At September 28, 2019, the Company had $(0.4) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2018, the Company had $(2.1) million, net of tax, of derivative losses on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.

As of September 28, 2019, the Company had the following currency forward contracts outstanding (with maturities extending through April 2021) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$137.9
Mexican Peso	174.0
Euro	119.6
Indian Rupee	47.0
Canadian Dollar	17.4
Australian Dollar	31.5
Swedish Krona	2.4
British Pound	11.2
Thai Baht	6.6

As of September 28, 2019, the Company had the following commodity forward contracts outstanding (with maturities extending through January 2021) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$70.1
Aluminum	5.2

As of September 28, 2019, the total notional amount of the Company's receive variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.

The following table presents the fair values of derivative instruments as of September 28, 2019 and December 29, 2018 (in millions):

	September 28, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.3
Currency Contracts	5.7	11.1	6.1	0.9
Commodity Contracts	0.1	—	3.8	—
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	0.8	—
Commodity Contracts	—	—	0.2	—
Total Derivatives	$6.0	$11.1	$10.9	$2.2

	December 29, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$6.0	$7.2	$4.3	$1.1
Commodity Contracts	0.1	—	6.0	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.6	—	0.7	—
Commodity Contracts	—	—	0.3	—
Total Derivatives	$6.7	$7.2	$11.3	$1.2

As of December 29, 2018, the Company's interest rate swap had an immaterial balance and is not presented in the fair value amounts above.

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 28, 2019				September 29, 2018
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(3.9)	$(3.2)	$0.6	$(6.5)	$(3.9)	$6.9	$1.0	$4.0
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	—	—	—
Gain (Loss) Recognized in Cost of Sales	(1.8)	2.0	—	0.2	0.7	(0.7)	—	—
Gain Recognized in Operating Expenses	—	3.2	—	3.2	—	0.6	—	0.6
Gain Recognized in Interest Expense	—	—	0.7	0.7	—	—	0.7	0.7

	Nine Months Ended
	September 28, 2019				September 29, 2018
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(3.3)	$8.5	$0.6	$5.8	$(12.8)	$13.8	$2.0	$3.0
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	(5.4)	3.8	—	(1.6)	7.4	1.2	—	8.6
Gain Recognized in Operating Expenses	—	3.6	—	3.6	—	4.9	—	4.9
Gain Recognized in Interest Expense	—	—	1.9	1.9	—	—	1.2	1.2

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	September 28, 2019		September 29, 2018
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Operating Expenses	$—	$0.6	$—	$(4.1)

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.1	$—	$(0.3)	$—
Gain (Loss) recognized in Operating Expenses	—	0.1	—	(6.3)

The net AOCI hedging component balance of a $(4.2) million loss at September 28, 2019 includes $(3.2) million of net current deferred loss expected to be realized in the next twelve months.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended September 28, 2019 and December 29, 2018.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	September 28, 2019
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$5.9	$(3.2)	$2.7
Derivative Commodity Contracts	0.1	(0.1)	—
Other Noncurrent Assets:
Derivative Currency Contracts	11.1	(0.1)	11.0
Current Hedging Obligations:
Derivative Currency Contracts	6.9	(3.2)	3.7
Derivative Commodity Contracts	4.0	(0.1)	3.9
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.9	(0.1)	0.8

	December 29, 2018
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.6	$(3.6)	$3.0
Derivative Commodity Contracts	0.1	(0.1)	—
Other Noncurrent Assets:
Derivative Currency Contracts	7.2	(0.6)	6.6
Current Hedging Obligations:
Derivative Currency Contracts	5.0	(3.6)	1.4
Derivative Commodity Contracts	6.3	(0.1)	6.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	(0.6)	0.5
Derivative Commodity Contracts	0.1	—	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 28, 2019 and December 29, 2018, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at September 28, 2019 and December 29, 2018.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 28, 2019 and December 29, 2018 (in millions):

	September 28, 2019	December 29, 2018	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$5.9	$6.6	Level 2
Derivative Commodity Contracts	0.1	0.1	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.0	5.6	Level 1
Derivative Currency Contracts	11.1	7.2	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	6.9	5.0	Level 2
Derivative Commodity Contracts	4.0	6.3	Level 2
Noncurrent Hedging Obligations:
Interest Rate Swap	1.3	—	Level 2
Derivative Currency Contracts	0.9	1.1	Level 2
Derivative Commodity Contracts	—	0.1	Level 2

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
During the nine months ended September 28, 2019, there were no transfers between classification Levels 1, 2 or 3.

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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning Balance	$0.7	$0.3	$0.2	$1.2
Provision	7.3	2.3	13.2	5.5
Less: Payments	8.0	2.3	13.4	6.4
Ending Balance	$—	$0.3	$—	$0.3

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and nine months ended September 28, 2019 and September 29, 2018, respectively (in millions):

	Three Months Ended
	September 28, 2019			September 29, 2018
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.5	$2.4	$4.9	$0.1	$0.1	$0.2
Facility Related Costs	1.9	0.5	2.4	0.5	1.2	1.7
Other Expenses	—	—	—	0.4	—	0.4
Total Restructuring Costs	$4.4	$2.9	$7.3	$1.0	$1.3	$2.3

	Nine Months Ended
	September 28, 2019			September 29, 2018
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.9	$3.9	$6.8	$0.1	$0.1	$0.2
Facility Related Costs	3.2	3.2	6.4	1.6	2.0	3.6
Other Expenses	—	—	—	0.9	0.8	1.7
Total Restructuring Costs	$6.1	$7.1	$13.2	$2.6	$2.9	$5.5

The following table presents the allocation of Restructuring Costs by segment for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
September 28, 2019	$7.3	$5.6	$0.8	$0.9
September 29, 2018	$2.3	$1.9	$0.3	$0.1

Restructuring Costs - Nine Months Ended	Total	Commercial and Industrial Systems	Climate Solutions	Power Transmission Solutions
September 28, 2019	$13.2	$10.3	$1.5	$1.4
September 29, 2018	$5.5	$3.9	$1.4	$0.2

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $8.4 million which includes $1.9 million of employee termination expenses, $6.4 million of facility related costs and other expenses of $0.1 million.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events from September 28, 2019 through the date of this report.

On October 25, 2019, the Board of Directors extinguished the July 2018 share purchase authorization and replaced it with a new authorization to purchase up to $250.0 million of shares.

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
Outlook
Our order rates have slightly improved. However, we expect organic sales growth to be down mid-single digits for the full year.
Results of Operations
Three Months Ended September 28, 2019 Compared to September 29, 2018
Net sales decreased $153.1 million or 16.5% for the third quarter 2019 compared to the third quarter 2018. The decrease consisted of negative organic sales of 9.6%, negative foreign currency translation of 0.7%, and a negative 6.2% from the businesses divested/to be exited. The decrease was primarily driven by weakness in the Commercial and Industrial Systems and Power Transmission Solutions segments. Gross profit decreased $40.7 million or 16.8% for the third quarter 2019 as compared to the third quarter 2018 primarily due to lower sales volumes partially offset by productivity improvements and simplification programs. Operating expenses for the third quarter 2019 decreased $26.1 million or 16.8% as compared to the third quarter 2018. The decrease was primarily driven by the businesses divested/to be exited.
Commercial and Industrial Systems Segment net sales for the third quarter 2019 were $358.6 million, a decrease of $103.7 million or 22.4% as compared to the third quarter 2018. The decrease consisted of negative organic sales of 12.7%, a decline of 8.6% from the businesses divested/to be exited and negative foreign currency translation of 1.1%. Gross profit decreased $32.6 million or 29.7% as compared to the third quarter 2018 primarily driven by lower sales volumes as a result of the businesses divested, weakness in the North American pool pump market, China, commercial HVAC and power generation end markets. Operating expenses for the third quarter 2019 were $62.8 million compared to $74.5 million in the third quarter 2018. The $11.7 million or 15.7% decrease was primarily due to lower variable selling costs on the lower sales volumes and the removal of costs related to the businesses divested/to be exited.
Climate Solutions Segment net sales were $230.9 million, a decrease of $24.5 million or 9.6% as compared to the third quarter 2018. The decrease consisted of negative organic sales of 4.8%, driven by the impact from the FER pre-buy in residential HVAC in the first half of the year, OEM destocking, and mild weather in the third quarter. Foreign currency translation had a negative 0.2% impact on net sales for the third quarter 2019 while the businesses divested/to be exited had a negative impact of 4.6%. Gross profit increased $2.1 million or 3.4% compared to the third quarter 2018. The increase was primarily driven by sales mix and productivity gains. The 2018 third quarter gross profit was impacted by inventory write-downs associated with a business to be exited. Operating expenses for the third quarter 2019 were $26.5 million compared to $37.9 million in the third quarter 2018. The decrease was primarily due to the removal of costs related to the businesses divested/to be exited. There were exit related costs associated with a business to be exited included in operating expenses in the third quarter 2018.

Power Transmission Solutions Segment net sales for the third quarter 2019 were $182.8 million, a decrease of $24.9 million or 12.0% compared to third quarter 2018 net sales of $207.7 million. The decrease consisted of negative organic sales of 9.3%, a negative 2.1% from the businesses divested/to be exited and unfavorable foreign currency of 0.6%. The organic sales decrease was primarily driven by a slowdown in North American industrial end markets and de-stocking of inventory. Gross profit for the third quarter 2019 decreased $10.2 million or 14.4% primarily due to the decrease in sales volume partially offset by the change in sales mix and productivity gains. Operating expenses for the third quarter 2019 decreased $3.0 million as compared to the third quarter 2018 primarily due to a reduction in variable selling related costs.
Nine Months Ended September 28, 2019 Compared to September 29, 2018

Net sales decreased $264.1 million or 9.6% for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The decrease consisted of negative organic sales of 4.5%, negative foreign currency translation of 1.3% and a negative 5.0% impact from the businesses divested/to be exited partially offset by a positive 1.2% from the acquisition of Nicotra Gebhardt during 2018. Gross profit decreased $54.4 million or 7.5% for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018 primarily due to lower sales volumes, partially offset by productivity improvements and simplification programs. Operating expenses for the nine months ended September 28, 2019 decreased $33.2 million or 7.4% as compared to the nine months ended September 29, 2018. The decrease was primarily driven by the businesses divested/to be exited.
Commercial and Industrial Systems Segment net sales for the nine months ended September 28, 2019 were $1,140.7 million, a decrease of $204.6 million or 15.2% as compared to the nine months ended September 29, 2018. The decrease consisted of negative organic sales of 8.7%, a 7.3% decline from the businesses divested/to be exited and negative foreign currency translation of 1.8%, partially offset by a positive 2.6% from the acquisition of Nicotra Gebhardt. Gross profit decreased $55.7 million or 17.7% as compared to the nine months ended September 29, 2018 primarily driven by lower sales volumes related to power generation projects, partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for the nine months ended September 28, 2019 were $204.0 million compared to $220.4 million for the nine months ended September 29, 2018. The $16.4 million or 7.4% decrease was primarily due to lower variable selling costs on the lower sales and the removal of costs related to the businesses divested/to be exited.
Climate Solutions Segment net sales for the nine months ended September 28, 2019 were $762.1 million, a decrease of $30.5 million or 3.8% as compared to the nine months ended September 29, 2018. The decrease consisted of an organic sales growth of 0.4%, driven by strength in North American residential HVAC, offset by a 3.5% decline from the businesses divested/to be exited and negative foreign currency translation of 0.7%. Gross profit increased $11.0 million or 5.5% compared to nine months ended September 29, 2018. The increase was primarily driven by sales mix and productivity gains. The gross profit for the nine months ended September 29, 2018 was impacted by inventory write-downs associated with a business to be exited. Operating expenses for the nine months ended September 28, 2019 were $86.2 million compared to $98.2 million for the nine months ended September 29, 2018. The $12.0 million decrease was primarily due to the removal of costs related to the businesses divested/to be exited. There were exited related costs associated with a business to be exited included in operating expenses in the nine months ended September 29, 2018.
Power Transmission Solutions Segment net sales for the nine months ended September 28, 2019 were $597.0 million, a decrease of $29.0 million or 4.6% compared to net sales of $626.0 million for the nine months ended September 29, 2018. The decrease consisted of negative organic sales of 2.2%, a 1.4% decline from the businesses divested/to be exited and unfavorable foreign currency impact of 1.0%. Gross profit for the nine months ended June 29, 2019 decreased $9.7 million or 4.6% primarily due to the change in sales mix and productivity gains partially offset by the lower sales volume. Operating expenses for the nine months ended September 28, 2019 decreased $4.8 million as compared to the nine months ended September 29, 2018 primarily due to lower variable selling costs on the lower sales and the removal of costs related to the businesses divested/to be exited.

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
(Dollars in Millions)
Net Sales:
Commercial and Industrial Systems	$358.6	$462.3	$1,140.7	$1,345.3
Climate Solutions	230.9	255.4	762.1	792.6
Power Transmission Solutions	182.8	207.7	597.0	626.0
Consolidated	$772.3	$925.4	$2,499.8	$2,763.9

Gross Profit as a Percent of Net Sales:
Commercial and Industrial Systems	21.5%	23.8%	22.8%	23.4%
Climate Solutions	27.8%	24.3%	27.5%	25.1%
Power Transmission Solutions	33.1%	34.0%	33.7%	33.7%
Consolidated	26.1%	26.2%	26.8%	26.2%

Operating Expenses as a Percent of Net Sales:
Commercial and Industrial Systems	17.5%	16.1%	17.9%	16.4%
Climate Solutions	11.5%	14.8%	11.3%	12.4%
Power Transmission Solutions	21.7%	20.5%	21.1%	20.9%
Consolidated	16.7%	16.7%	16.7%	16.3%

Income from Operations as a Percent of Net Sales:
Commercial and Industrial Systems	4.0%	7.6%	7.7%	7.1%
Climate Solutions	16.3%	2.3%	16.8%	10.4%
Power Transmission Solutions	11.4%	13.5%	12.4%	12.8%
Consolidated	9.4%	7.5%	11.6%	9.3%

Income from Operations	$72.8	$69.4	$289.4	$257.2
Other Expenses, net	0.1	0.4	0.4	1.2
Interest Expense	13.5	13.7	40.5	40.9
Interest Income	1.5	1.0	4.0	1.8
Income before Taxes	60.7	56.3	252.5	216.9
Provision for Income Taxes	9.9	3.6	47.5	37.6
Net Income	50.8	52.7	205.0	179.3
Less: Net Income Attributable to Noncontrolling Interests	1.1	1.4	2.8	3.7
Net Income Attributable to Regal Beloit Corporation	$49.7	$51.3	$202.2	$175.6
The effective tax rate for the three months ended September 28, 2019 was 16.3% versus 6.4% for the three months ended September 29, 2018. The effective tax rate for the nine months ended September 28, 2019 was 18.8% versus 17.3% for the nine months ended September 29, 2018. The change in the effective tax rate for the three months ended September 28, 2019 was primarily driven by the finalization of the 2017 Transition Tax as required by the Tax Cuts and Jobs Act of 2017 and the mix of earnings. The change in the effective tax rate for the nine months ended September 28, 2019 was primarily driven by the divestiture of businesses and the mix of earnings.

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

Cash flow provided by operating activities was $271.2 million for the nine months ended September 28, 2019, a $20.9 million increase from the nine months ended September 29, 2018. The increase was primarily the result of higher net income, a smaller year over year increase in net operating assets partially offset by the gain on divested businesses for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018.

Cash flow provided by investing activities was $84.0 million for the nine months ended September 28, 2019 versus cash flow used in investing activities of $215.8 million for the nine months ended September 29, 2018. The change was driven by proceeds of $159.6 million received from the sale of the divested businesses versus the prior year acquisition of Nicotra Gebhardt partially offset by higher investment in Property, Plant and Equipment for the nine months ended September 28, 2019 versus nine months ended September 29, 2018.

Cash flow used in financing activities was $303.8 million for the nine months ended September 28, 2019, compared to $16.2 million provided by financing activities for the nine months ended September 29, 2018. Net debt repayments of $107.3 million were made during the nine months ended September 28, 2019, compared to net debt borrowings of $138.9 million during the nine months ended September 29, 2018. We paid $36.6 million of dividends to shareholders of the nine months ended September 28, 2019, compared to $35.1 million for the nine months ended September 29, 2018. There were $150.1 million of share repurchases for the nine months ended September 28, 2019, compared to $78.3 million for the nine months ended September 29, 2018.

Our working capital was $1,078.7 million at September 28, 2019, compared to $1,134.2 million at December 29, 2018. At September 28, 2019 and December 29, 2018, our current ratio (which is the ratio of our current assets to current liabilities) was 2.8:1 and 2.7:1, respectively. Our working capital decreased primarily due to the businesses divested/to be exited and the adoption of ASU 2016-02, Leases which required us to recognize a current operating lease liability.

The following table presents selected financial information and statistics as of September 28, 2019 and December 29, 2018 (in millions):

	September 28, 2019		December 29, 2018
Cash and Cash Equivalents	$293.0		$248.6
Trade Receivables, Net	491.7		551.9
Inventories	725.7		767.2
Working Capital	1,078.7		1,134.2
Current Ratio	2.8	:1	2.7	:1

At September 28, 2019 our cash and cash equivalents totaled $293.0 million, of which $292.9 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017, dividends to the US no longer incur US tax.

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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended September 28, 2019 and September 29, 2018 was 3.6% and 3.5%, respectively. The weighted average interest rate on the Term Facility for the nine months ended September 28, 2019 was 3.8%. The weighted average interest rate on the Prior Term Facility was 3.5% and 3.3% for the three and nine months ended September 29, 2018, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 28, 2019, we had borrowings under the Multicurrency Revolving Facility in the amount of $15.3 million, $0.4 million of standby letters of credit issued under the facility, and $484.3 million of available borrowing capacity. For the three months ended September 28, 2019 and September 29, 2018 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $127.1 million and $32.8 million, respectively and weighted average interest rate of 3.6% and 3.4%, respectively. For the nine months ended September 28, 2019, the Multicurrency Revolving Facility had an average daily balance in borrowings of 91.3 million and the weighted average interest rate of 3.7%. For the three and nine months ended September 29, 2018 under the Prior Multicurrency Revolving Facility, the average daily balance in borrowings was $304.7 million and $211.7 million, respectively and the weighted average interest rate was 3.4% and 3.2%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At September 28, 2019, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of September 28, 2019, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at September 28, 2019 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of September 28, 2019.

Other Notes Payable

At September 28, 2019, other notes payable of approximately $4.6 million were outstanding with a weighted average interest rate of 5.1%. At December 29, 2018, other notes payable of approximately $4.9 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,227.0 million and $1,323.6 million as of September 28, 2019 and December 29, 2018, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At September 28, 2019, excluding the impact of interest rate swaps, we had $404.4 million of fixed rate debt and $801.5 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 28, 2019 would result in a $2.1 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Multicurrency Revolving Facility. This interest rate swap has been designated as a cash flow hedge against forecasted interest payments.
Details regarding the instruments as of September 28, 2019 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)	$(1.3)
As of September 28, 2019, the interest rate swap liability of $1.3 million was included in Other Noncurrent Hedging Obligations. The unrealized loss on the effective portion of the contract net of tax of $(1.0) million was recorded in AOCI. There were an immaterial interest rate swap asset outstanding that was included in Other Noncurrent Assets at December 29, 2018.
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

Derivatives
As of September 28, 2019, derivative currency assets (liabilities) of $5.9 million, $11.1 million, $(6.9) million and $(0.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 29, 2018, derivative currency assets (liabilities) of $6.6 million, $7.2 million, $(5.0) million and $(1.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. The unrealized gains on the contracts of $0.1 million net of tax, and $1.3 million net of tax, as of September 28, 2019 and December 29, 2018 respectively, were recorded in AOCI. At September 28, 2019, we had $1.1 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2018, we had $(0.7) million of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 28, 2019 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$137.9	$(6.5)	$13.8	$(13.8)
Mexican Peso	174.0	3.3	17.4	(17.4)
Euro	119.6	10.6	12.0	(12.0)
Indian Rupee	47.0	0.8	4.7	(4.7)
Canadian Dollar	17.4	0.1	1.7	(1.7)
Australian Dollar	31.5	0.4	3.2	(3.2)
Swedish Krona	2.4	—	0.2	(0.2)
British Pound	11.2	—	1.1	(1.1)
Thai Baht	6.6	0.5	0.7	(0.7)
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
Derivatives
Derivative commodity assets (liabilities) of $0.1 million and $(4.0) million were recorded in Prepaid Expenses and Other Current Assets and Current Hedging Obligations, respectively, at September 28, 2019. Derivative commodity assets (liabilities) of $0.1 million, $(6.3) million and $(0.1) million were recorded in Prepaid Expenses, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively, at December 29, 2018. The unrealized losses on the effective portion of the contracts of $(2.9) million net of tax and $(4.6) million net of tax, as of September 28, 2019 and December 29, 2018, respectively, were recorded in AOCI. At September 28, 2019, we had $(1.5) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 29, 2018, there was an additional $(1.4) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 28, 2019 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$70.1	$(3.4)	$7.0	$(7.0)
Aluminum	5.2	(0.5)	0.5	(0.5)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $(4.2) million gain at September 28, 2019 includes $(3.2) million of net current deferred gains expected to be realized in the next twelve months.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended September 28, 2019.

2019 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
June 30 to Aug 3	333,318	$79.04	$26,356,336	$114,621,717
Aug 4 to Aug 31	948,719	71.42	67,787,551	46,834,166
Sept 1 to Sept 28	—	—	—	46,834,166
	1,282,037		$94,143,887
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 28, 2019, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on July 24, 2018, the prior authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The July 2018 authorization had no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. During the quarter ended September 28, 2019, there were $94.2 million of repurchases under this program. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The new authorization has no expiration date.

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

Date: November 6, 2019