Form 10-K
period 2019-12-28
REGAL BELOIT CORP
filed 2020-02-26
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2019 was approximately $3.4 billion.
On February 17, 2020, the registrant had outstanding 40,654,327 shares of common stock, $0.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2020 (the “2020 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 28, 2019

CAUTIONARY STATEMENT
Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•	uncertainties regarding our ability to execute our restructuring plans within expected costs and timing;

•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor and controls, power generation and power transmission industries;

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

•	our overall debt levels and our ability to repay principal and interest on our outstanding debt;

•	changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate;

•	unanticipated liabilities of acquired businesses;

•	unanticipated adverse effects or liabilities from business exits or divestitures;

•	unanticipated costs or expenses we may incur related to product warranty issues;

•	our dependence on key suppliers and the potential effects of supply disruptions;

•	infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;

•	losses from failures, breaches, attacks or disclosures involving our information technology infrastructure and data;

•	cyclical downturns affecting the global market for capital goods; and

•
other risks and uncertainties including but not limited to those described in “Risk Factors” in this Annual Report on Form 10-K and from time to time in our reports filed with US Securities and Exchange Commission.

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is included in Part I - Item 1A - Risk Factors in this Annual Report on Form 10-K.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in the 2020 Proxy Statement, or to information contained in specific sections of the 2020 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 28, 2019 as “fiscal 2019", the fiscal year ended December 29, 2018 as “fiscal 2018" and the fiscal year ended December 30, 2017 as “fiscal 2017".
ITEM 1 - BUSINESS
Our Company

Regal Beloit Corporation (NYSE: RBC), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. Effective December 28, 2019, we transitioned from three operating segments to four operating segments to align with the change to our management structure and operating model. Our four operating segments are: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions.

General

Commercial Systems Segment

Our Commercial Systems segment designs, manufactures and sells primarily:

•
AC and DC motors from fractional to approximately 5 horsepower, electronic variable speed controls, fans and blowers for commercial applications. These products are sold directly to original equipment manufacturers ("OEMs") and end-user customers through our distribution network and our network of direct and independent sales representatives. Typical applications include commercial building ventilation and HVAC, fan, blower and compressor motors, fans, blowers, water pumps for pools, spas, irrigation, and dewatering, and general commercial equipment. Our customers tend to be large and small OEMs and distributors, and their desire for high quality services and, in many cases, more efficient motor-based solutions is providing us an increasing opportunity to add more value to their applications with energy efficient motor and integrated electronic control solutions.

•	Precision stator and rotor kits from 5 to 2,900 horsepower for air conditioning, heat pump and refrigeration compressor applications, which are sold directly to OEM customers.

Industrial Systems Segment

Our Industrial Systems segment designs, manufactures and sells primarily:

•
Integral and large AC motors from approximately 3 to 12,000 horsepower (up to 10,000 volts) for general industrial applications, along with aftermarket parts and kits to support such products. These products are sold directly to OEMs and end-user customers through our distribution network and our network of direct and independent sales representatives. Our manufacturing and selling capabilities extend across the globe, serving four strategic verticals: distribution, pump and compressors, HVAC and air moving, and general industries and large motors. Within these verticals are several end-market applications, including agriculture, marine, mining, oil and gas, and food and beverage, as well as other process applications.

•
Electric alternators for prime and standby power applications from 5 kilowatts through 4 megawatts (in 50 and 60Hz) sold directly to OEMs or through our network of sales representatives. These products can be standard, custom, or engineered solutions that are used in a variety of markets, including data centers, marine, agriculture, healthcare, mobile, and defense.

•
Power generation switchgear for prime power, standby power, distributed generation and cogeneration applications and residential, automatic, and bypass isolation transfer switches. These products are primarily custom engineered designs tailored to the specific application and delivered to meet customer’s demanding needs.

As leaders in quality, efficiency and innovation, we are the ideal partner for our customers who are striving to provide the highest value motor-based solutions.

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

•
Fractional horsepower motors and blowers are also used across a wide range of other applications including white goods, water heating equipment, small pumps, compressors, and fans, and other small appliances. Demand for these products is driven primarily by consumer and light commercial market segments.

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

•
High quality conveyor products including chains, belts, sprockets, components, guide rails and wear strips. Conveying components enhance the efficiency, noise reduction, wash-down maintenance, lubrication reduction and energy conservation of conveying systems. Our products are highly engineered with input from industry experts.

•
High performance disc, diaphragm and gear couplings for applications including turbines, compressors, generators and pumps in many industries including petrochemical, refinery, power generation, gas pipeline and liquid natural gas. We also produce flexible couplings and transmission elements. Products include universal joints and gear, grid, jaw, elastomer, and disc couplings.

•
Mechanical power transmission drives and components including: belt drives, bushings, chain and sprockets, drive tighteners and idlers, mechanical clutches, and torque overload devices. Our products serve a wide range of industries and applications, such as the following: aggregate, forestry and wood products, grain and biofuels, power generation, food and beverage, commercial HVAC, and refrigeration.

•
Gearboxes for motion control within complex equipment and systems used for a variety of applications. We provide a wide array of gear types, shaft configurations, ratios, housing materials and mounting methods. Right angle worm gear and bevel units can be specified for less than 100 inch lbs. of torque to over 132,000 inch lbs. of torque. Helical gear units are offered from 100 inch lbs. to over 500,000 inch lbs. of torque. Our products include worm gearing, helical offset, concentric, and right angle, bevel and miter gearing, and spur gearing. This gearing reduces the speed and increases the torque from an electric motor or other prime mover to meet the requirements of equipment.

Many of our products are originally sold and installed into OEM equipment within various industries. Our reputation and long history of providing highly reliable products creates an end user specification for replacement through the distribution channel. We also provide application and design assistance based on our deep knowledge of our products and their applications.

OEMs and end users of a variety of motion control and other industrial applications typically combine the types of motors, controls and power transmission products we offer. We seek to take advantage of this practice and to enhance our product penetration by leveraging cross-marketing and product line combination opportunities between our Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions products. Our growth strategy also includes (i) driving organic sales growth through the introduction of innovative new products, (ii) establishing and maintaining new customers, as well as developing new opportunities with existing customers, (iii) participating in higher growth geographic markets, and (iv) identifying and consummating strategic, value creating acquisitions.

Acquisitions

In fiscal 2018, we completed one acquisition in the Commercial Systems segment.

•
On April 10, 2018, we acquired Nicotra Gebhardt S.p.A. ("NG") for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in our Commercial Systems segment from the date of acquisition.

Divestitures

In fiscal 2019, we completed two divestitures in the Commercial Systems segment.

•	On January 7, 2019, we sold our Regal Drive Technologies business and received proceeds of $119.9 million. We recognized a gain on sale of $41.2 million in the Consolidated Statements of Income.

•	On July 1, 2019, we sold our Vapor Recovery business and received proceeds of $19.2 million. We recognized a loss on sale of $1.9 million in the Consolidated Statements of Income.
In fiscal 2019, we completed one divestiture in the Climate Systems segment.

•	On April 1, 2019, we sold our CapCom business and received proceeds of $9.9 million. We recognized a gain on sale of $6.0 million in the Consolidated Statements of Income.

In fiscal 2019, we completed one divestiture in the Power Transmission Solutions segment.

•	On April 1, 2019, we sold our Velvet Drive business and received proceeds of $8.9 million. We recognized a loss on sale of $0.5 million in the Consolidated Statements of Income.

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

We derive a significant portion of revenue from our OEM customers. In our HVAC business, a large portion of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2019, fiscal 2018 or fiscal 2017.

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

Commercial Systems Segment

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

Our major competitors in the Commercial Systems segment include Broad-Ocean Motor Co., Lafert, ABB Ltd., Siemens AG, Nidec Corporation, Ziehl-Abegg, Weg S.A., and ebm-papst Mulfingen GmbH & Co.KG.

Industrial Systems Segment

Our major competitors in the Industrial Systems segment include Wolong Electric Group Ltd., Kirloskar Brothers Limited, Crompton Greaves Limited, Lafert, ABB Ltd., Siemens AG, Toshiba Corporation, Cummins, Inc., Nidec Corporation, TECHTOP Electric Motors, Weg S.A., Hyundai, and Teco-Westinghouse Motor Company.

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

We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 28 Non-Provisional United States ("US") patents, 4 Provisional US patents and an additional 56 Non-Provisional foreign patents in fiscal 2019.

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

We use our Regal Business System to drive Performance Excellence. Our Regal Business System provides us with a common language and a common set of business processes, disciplines and Lean Six Sigma tools. It consists of a set of standard reviews throughout the year to assess team progress in serving our customers, shareholders and associates. It is a significant part of our culture and fuels our continuous performance improvements. We believe our people are at the core of everything we do, and their deployment of these tools lead to operational excellence. We have invested in training hundreds of high energy teams, which have generated significant benefits and driven improvements in safety, speed, quality and cost.

Facilities

We have manufacturing, sales and service facilities in the US, Mexico, China, Europe, India, Thailand, and Australia, as well as a number of other locations throughout the world. Our Commercial Systems segment currently includes 73 manufacturing, service, office and distribution facilities of which 15 are principal manufacturing facilities and 5 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 4.6 million square feet of space, of which approximately 37% are leased. Our Industrial Systems segment currently includes 39 manufacturing, service, office and distribution facilities of which 15 are principal manufacturing facilities and 3 are principal warehouse facilities. The Industrial Systems segment's present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 45% is leased. Our Climate Solutions segment includes 25 manufacturing, service, office and distribution facilities, of which 13 are principal manufacturing facilities and 3 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.4 million square feet of space, of which approximately 60% are leased. Our Power Transmission Solutions segment currently includes 28 manufacturing, service, office and distribution facilities of which 15 are principal manufacturing facilities and 5 are principal warehouse facilities. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 3.1 million square feet of space, of which approximately 9% are leased. Our principal executive offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog

Our business units have historically shipped the majority of their products in the month the order is received. As of December 28, 2019, our backlog was $415.9 million, as compared to $493.4 million on December 29, 2018. We believe that virtually all of our backlog will be shipped in fiscal 2020.

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

Associates

At the end of fiscal 2019, we employed approximately 19,560 full-time associates worldwide. Of those associates, approximately 8,610 were located in Mexico; approximately 4,010 in the US; approximately 3,110 in China; approximately 1,330 in India; and approximately 2,500 in the rest of the world. We consider our associates relations to be very good. We use an annual associate engagement survey to identify opportunities to continuously improve the effectiveness and engagement of our entire workforce.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of February 26, 2020 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Louis V. Pinkham	48	Chief Executive Officer
Joined the Company in April 2019, as Chief Executive Officer. Prior to joining the Company, Mr. Pinkham was Senior Vice President of Crane Co. from 2016-2019; prior thereto he served in other leadership roles at Crane Co. from 2012-2016. Prior to joining Crane Co., Mr. Pinkham was Senior Vice President at Eaton Corporation. From 2000-2012, he held successive and increasing roles of global responsibility at Eaton. Prior to joining Eaton, Mr. Pinkham held an Engineering and Quality Manager position at ITT Sherotec and a Process Design Engineer position with Molecular Biosystems, Inc.

Robert J. Rehard	51	Vice President, Chief Financial Officer
Joined the Company in January 2015, as Vice President, Corporate Controller and Principal Accounting Officer and became Vice President, Chief Financial Officer in April 2018. Prior to joining the Company, Mr. Rehard was a Division Controller for Eaton Corporation and held several other financial leadership positions throughout his career with Baxter, Emerson, Masco and Cooper. Mr. Rehard started his career with Deloitte & Touche in Costa Mesa, California.

Thomas E. Valentyn	60	Vice President, General Counsel and Secretary
Joined the Company in December 2013, as Associate General Counsel and became Vice President, General Counsel and Secretary in May 2016. Prior to joining the Company, Mr. Valentyn was General Counsel with Twin Disc, Inc. from 2007-2013. From 2000-2007, he served as Vice President and General Counsel with Norlight Telecommunications; prior thereto he served as in-house counsel with Johnson Controls, Inc. from 1991-2000. He began his legal career with Borgelt, Powell, Peterson and Frauen in Milwaukee, Wisconsin.

John M. Avampato	59	Vice President, Chief Information Officer
Joined the Company in April 2006 and became Vice President, Chief Information Officer in April 2010. Prior to joining the Company, Mr. Avampato was Vice President, Chief Information Officer for Newell Rubbermaid from 1999-2006. Mr. Avampato served in several positions for Newell Rubbermaid from 1984-1999.

Scott D. Brown	60	President, Commercial Systems Segment
Joined the Company in August 2005 and became President, Commercial Systems Segment in June 2019. Prior to being promoted to his current position, Mr. Brown, in successive roles, served as Vice President, Business Leader of Commercial Motors, Vice President, Business Leader of Control Solutions, and Vice President, Manufacturing. Prior to joining the Company, Mr. Brown spent 17 years with General Electric in operations and various business leadership roles.

Eric S. McGinnis	49	President, Industrial Systems Segment
Joined the Company in August 2005 and became President, Industrial Systems Segment in June 2019. Prior to being promoted to his current position, Mr. McGinnis served as Vice President, Business Development and Vice President, Industrial Motors. Prior to joining the Company, Mr. McGinnis spent 12 years with General Electric in various business leadership roles.

John C. Kunze	57	President, Climate Solutions Segment
Joined the Company in September 2007 and became President, Climate Solutions Segment in June 2019. Prior to being promoted to his current position, Mr. Kunze served as Vice President, Business Leader of Climate Solutions, and, before that, Vice President, Business Leader of Air Moving. From 2000-2007, Mr. Kunze served as Chief Operating Officer of Jakel, Inc. He began his career with Invensys and Emerson.

Jerrald R. Morton	58	President, Power Transmission Solutions Segment
Joined the Company in February 2015 and became President, Power Transmission Solutions Segment in June 2019. Prior to being promoted to his current position, Mr. Morton served as Vice President, Business Leader of Power Transmission Solutions from 2017-2019, and led the global operations for Regal’s power transmission business from 2015-2017. Prior to joining the Company, Mr. Morton spent 28 years with Emerson in a variety of roles in Quality, Technology, and Operations and was Vice President, Global Operations of Emerson’s power transmission business at the time Regal Beloit Corporation acquired that business.

As previously reported, Mr. Jonathan J. Schlemmer retired as Chief Operating Officer effective January 31, 2020, consistent with a reorganization of the Company’s leadership that resulted in the elimination of the Chief Operating Officer position.

Mr. Timothy J. Oswald, formerly Vice President, Corporate Human Resources, left the Company effective October 11, 2019.

Website Disclosure

Our Internet address is www.regalbeloit.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and associates which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In September 2019, we produced our updated Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

We operate in the highly competitive global electric motors and controls, power generation and power transmission industries.

The global electric motors and controls, power generation and power transmission industries are highly competitive. We encounter a wide variety of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. In order to compete effectively, we must retain relationships with major customers and establish relationships with new customers, including those in developing countries. Moreover, in certain applications, customers exercise significant power over business terms. It may be difficult in the short-term for us to obtain new sales to replace any decline in the sale of existing products that may be lost to competitors. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.

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

We may also choose to exit certain businesses, markets, or channels based on a variety of factors including our 80/20 initiatives.

Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products and product enhancements based on technological innovation, such as IoT, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business.

The electric motor and power transmission industries in recent years have seen significant evolution and innovation, particularly with respect to increasing energy efficiency and control enhancements. Our ability to effectively compete in these industries depends in part on our ability to continue to develop new technologies and innovative products and product enhancements, including enhancements based on technological innovation such as IoT. Further, many large customers in these industries generally desire to purchase from companies that can offer a broad product range, which means we must continue to develop our expertise in order to design, manufacture and sell these products successfully. This requires that we make significant investments in engineering, manufacturing, customer service and support, research and development and intellectual property protection, and there can be no assurance that in the future we will have sufficient resources to continue to make such investments. If we are unable to meet the needs of our customers for innovative products or product variety, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, which may adversely impact our results of operations.

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

In each of our Climate Solutions and Commercial Systems segments, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.

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

We manufacture a significant portion of our products outside the US, and political, societal or economic instability or public health crises may present additional risks to our business.
Approximately 15,550 of our approximate 19,560 total associates and 51 of our principal manufacturing and warehouse facilities are located outside the US. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” trade relations between the US and China, the implementation of the United States-Mexico-Canada Agreement (the "USMCA"), or the change in labor rates in Mexico.

Additionally, in early 2020, an outbreak of the coronavirus occurred in China and other jurisdictions. The extent of the outbreak and its impact on the markets we serve and on our operations is uncertain. A prolonged outbreak could interrupt our operations and the operations of our customers and suppliers. If we are unable to successfully manage these and other risks associated with managing and expanding our international operations, the risks could have a material adverse effect on our business, results of operations, or financial condition.

Goodwill and an indefinite-lived trade name intangible comprise a significant portion of our total assets, and if we determine that goodwill and the indefinite-lived trade name intangible have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

As of December 28, 2019, we had goodwill of $1,501.3 million and an indefinite-lived trade name of $121.6 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. The indefinite-lived trade name intangible represents a long-standing brand acquired in a business combination and is assumed to have indefinite life. We review goodwill and the indefinite-lived trade name intangible at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill or the indefinite-lived trade name intangible would affect financial results. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill or the indefinite-lived trade name intangible is determined, our results of operations and financial condition could be materially and adversely affected.

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

As of December 28, 2019, we had $1.1 billion in aggregate debt outstanding under our various financing arrangements, $331.4 million in cash and cash equivalents and $481.9 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our indebtedness may have important consequences. For example, it could:

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our outstanding debt.

Amounts drawn under our credit facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financing market could have a material adverse effect on our business, financial position, operating results, and interest expense related to our outstanding debt.

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

•	increases in other expenses related to an acquisition, which may offset any potential cost savings and other synergies from the acquisition;

•	our ability to realize anticipated levels of sales in emerging markets;

•	our ability to avoid labor disruptions or disputes in connection with any integration;

•	the timing and impact of purchase accounting adjustments;

•	difficulties in associate or management integration; and

•	unanticipated liabilities associated with acquired businesses.

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

We use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and expect to continue to enter into, such hedging arrangements. By utilizing hedging instruments, we may forgo benefits that might result from fluctuations in currency exchange, commodity and interest rates. We also are exposed to the risk that counterparties to hedging contracts will default on their obligations. Any default by such counterparties might have an adverse effect on us.

We may incur costs or suffer reputational damage due to improper conduct of our associates, agents or business partners.

We are subject to a variety of domestic and foreign laws, rules and regulations relating to improper payments to government officials, bribery, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. If our associates, agents or business partners engage in activities in violation of these laws, rules or regulations, we may be subject to civil or criminal fines or penalties or other sanctions, may incur costs associated with government investigations, or may suffer damage to our reputation.

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

We continually evaluate the strategic fit of our businesses and products, which may result in divestitures. Any divestiture may result in write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial position. In addition, divestitures may result in asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key associates. There can be no assurance that we will be successful in addressing these or any other significant risks associated with divestitures.

Our success is highly dependent on qualified and sufficient staffing. Our failure to attract or retain qualified personnel, including our senior management team, could lead to a loss of revenue or profitability.

Our success depends, in part, on the efforts and abilities of our senior management team and key associates and the contributions of talented associates in various operations and functions, such as engineering, finance, sales, marketing, manufacturing, etc. The skills, experience and industry contacts of our senior management team significantly benefit our operations and administration. The failure to attract or retain members of our senior management team and key talent could have a negative effect on our operating results.

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

General economic conditions and conditions in the global financial markets can affect our results of operations. Deterioration in the global economy could lead to higher unemployment, lower consumer spending and reduced investment by businesses, and could lead our customers to slow spending on our products or make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Worsening economic conditions could also affect the financial viability of our suppliers, some of which we may consider key suppliers. If the commercial, industrial, residential HVAC, power generation and power transmission markets significantly deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

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

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the US and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by the US or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, the uncertainty surrounding the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” trade relations between the US and China, the implementation of the USMCA, or the change in labor rates in Mexico.

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

A significant amount of our revenue is generated from customers located outside of the US, and an increasingly greater portion of our assets and associates are located outside of the US which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal executive offices are located in Beloit, Wisconsin in an owned office building with approximately 50,000 square feet. We have manufacturing, sales and service facilities throughout the US and in Mexico, China, Europe, India, Thailand and Australia.
Our Commercial Systems segment currently includes 73 facilities, of which 15 are principal manufacturing facilities and 5 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 4.6 million square feet of space, of which approximately 37% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	6	0.9	0.3	0.6
Mexico	6	0.9	0.7	0.2
China	3	0.8	0.8	—
Europe	3	0.3	0.2	0.1
Other	2	0.2	0.2	—
Total	20	3.1	2.2	0.9

Our Industrial Systems segment currently includes 39 facilities, of which 15 are principal manufacturing facilities and 3 are principal warehouse facilities. The Industrial Systems segment's present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 45% are leased.
The following represents our principal manufacturing and warehouse facilities in the Industrial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	2	0.7	0.7	—
Mexico	2	0.2	—	0.2
China	4	0.8	0.7	0.1
India	3	0.6	0.5	0.1
Europe	2	0.2	0.2	—
Other	5	0.4	0.1	0.3
Total	18	2.9	2.2	0.7

Our Climate Solutions segment currently includes 25 facilities, of which 13 are principal manufacturing facilities and 3 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 3.4 million square feet of space, of which approximately 60% are leased.
The following represents our principal manufacturing and warehouse facilities in the Climate Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	4	0.8	0.4	0.4
Mexico	4	0.7	0.3	0.4
China	4	0.3	—	0.3
India	1	0.2	0.2	—
Europe	2	0.2	—	0.2
Other	1	0.1	—	0.1
Total	16	2.3	0.9	1.4

Our Power Transmission Solutions segment currently includes 28 facilities, of which 15 are principal manufacturing facilities and 5 are principal warehouse facilities. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 3.1 million square feet of space, of which approximately 9% are leased.
The following represents our principal manufacturing and warehouse facilities in the Power Transmission Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	11	1.2	0.9	0.3
Mexico	2	0.4	0.4	—
China	1	0.4	—	0.4
Europe	6	0.7	0.7	—
Total	20	2.7	2.0	0.7

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

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The number of registered holders of common stock as of January 24, 2020 was 333.

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 28, 2019.

	Total		Total Value of Shares	Maximum Value of
	Number of	Average	Purchased as a Part	Shares that May be
	Shares	Price Paid	of Publicly Announced	Purchased Under the
2019 Fiscal Month	Purchased	per Share	Plans or Program	Plans or Programs
September 29 to November 2	—	$—	$—	$250,000,000

November 3 to November 30	17,500	82.56	1,444,779	248,555,221

December 1 to December 28	163,263	83.06	13,560,594	234,994,627
Total	180,763		$15,005,373
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended December 28, 2019, we acquired 1,228 shares in connection with transactions pursuant to equity incentive plans.
In November 2013, the Board of Directors approved the repurchase of up to 3.0 million shares of our common stock, which repurchase authority had no expiration date. At a meeting of the Board of Directors on July 24, 2018, this repurchase program was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The July 2018 authorization had no expiration date. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The new authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares. During the quarter ended December 28, 2019, we acquired $15.0 million in shares pursuant to the October 25, 2019 repurchase authorization. For fiscal 2019, we purchased 180,763 shares or $15.0 million in shares pursuant to the October 25, 2019 repurchase authorization and 2,013,782 shares or $150.1 million in shares pursuant to the July 2018 repurchase authorization. For fiscal 2018, we purchased 1,652,887 shares or $127.8 million in shares. The maximum value of shares of our common stock available to be purchased as of December 28, 2019 is $235.0 million.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period January 4, 2015 through December 28, 2019. In each case, the graph assumes the investment of $100.00 on January 3, 2015.

INDEXED RETURNS
	Years Ended
Company / Index	2015	2016	2017	2018	2019
Regal Beloit Corporation	$78.74	$94.66	$106.09	$98.44	$121.84
S&P MidCap 400 Index	97.90	118.20	137.40	120.93	154.09
S&P 400 Electrical Components & Equipment	120.95	141.43	154.96	135.31	172.08

ITEM 6 - SELECTED FINANCIAL DATA
The selected statements of income data for fiscal years 2019, 2018 and 2017, and the selected balance sheet data as of December 28, 2019 and December 29, 2018 is derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal years 2016 and 2015 and the selected balance sheet data as of December 30, 2017, December 31, 2016 and January 2, 2016 is derived from audited consolidated financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2019	2018	2017	2016	2015
		(In Millions, Except per Share Data)
Net Sales	$3,238.0	$3,645.6	$3,360.3	$3,224.5	$3,509.7
Cost of Sales	2,377.3	2,681.0	2,476.7	2,359.5	2,576.0
Gross Profit	860.7	964.6	883.6	865.0	933.7
Operating Expenses	544.3	599.4	552.6	542.5	596.8
Goodwill Impairment	—	9.5	—	—	79.9
Asset Impairments	10.0	8.7	—	—	—
Gain on Sale of Businesses	(44.7)	—	(0.1)	—	—
Total Operating Expenses	509.6	617.6	552.5	542.5	676.7
Income from Operations	351.1	347.0	331.1	322.5	257.0
Net Income	242.6	235.8	218.1	209.3	148.5
Net Income Attributable to Regal Beloit Corporation	238.9	231.2	213.0	203.4	143.3
Total Assets	4,430.7	4,623.8	4,388.2	4,358.5	4,591.7
Total Debt	1,137.5	1,307.1	1,141.1	1,411.5	1,721.9
Long-Term Debt	1,136.9	1,306.6	1,039.9	1,310.9	1,715.6
Regal Beloit Shareholders' Equity	2,351.1	2,310.5	2,325.5	2,038.8	1,937.3
Per Share Data:
Earnings - Basic	$5.69	$5.30	$4.78	$4.55	$3.21
Earnings - Assuming Dilution	5.66	5.26	4.74	4.52	3.18
Cash Dividends Declared	1.18	1.10	1.02	0.95	0.91
Shareholders' Equity	54.59	53.62	52.83	46.46	44.32
Weighted Average Shares Outstanding:
Basic	42.0	43.6	44.6	44.7	44.7
Assuming Dilution	42.2	43.9	44.9	45.0	45.1

We have completed various acquisitions and divestitures that affect the comparability of the selected financial data shown above. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. The results of operations for divestitures are included in our consolidated financial results for the period prior to their divestiture date.
During fiscal 2019, we divested several businesses which resulted in a gain on sale for the fiscal year of $44.7 million. See Note 4 of Notes to the Consolidated Financial Statements for the details of each business that was divested.
On April 10, 2018, we acquired NG for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in our Commercial Systems segment from the date of acquisition.
On January 30, 2015, we acquired the Power Transmission Solutions business from Emerson Electric Co. (the "PTS Acquisition").

In addition to those acquisitions and divestitures, on July 31, 2018, we received notification from a customer of our hermetic climate business that it would wind down operations. As a result of this notification, we accelerated our plans to exit this business. We recognized exit and exit related charges of $34.9 million during the 2018 fiscal year. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, we took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.
In fiscal 2015, non-cash impairment charges of $79.9 million for goodwill were recorded in the Commercial Systems segment, reducing Income from Operations by $79.9 million and Net Income Attributable to Regal Beloit Corporation by $58.1 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 28, 2019 as “fiscal 2019", the fiscal year ended December 29, 2018 as “fiscal 2018" and the fiscal year ended December 30, 2017 as “fiscal 2017".

Overview

General

Regal Beloit Corporation (NYSE: RBC) (“we,” “us,” “our” or the “Company”), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. As of the end of fiscal 2019, the Company, including its subsidiaries, employed approximately 19,560 people in its manufacturing, sales, and service facilities and corporate offices throughout the US, Canada, Mexico, Europe and Asia. In fiscal 2019, we reported annual net sales of $3.2 billion compared to $3.6 billion in fiscal 2018.

Our company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions.

A description of the four operating segments is as follows:

•
Commercial Systems segment produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.

•
Industrial Systems segment produces integral motors, generators, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.

•
Climate Solutions segment produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.

•
Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including beverage, bulk handling, metals, special machinery, energy, aerospace and general industrial.

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

Outside of general economic cyclicality, our business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each business. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial Systems segment, Industrial Systems segment and Power Transmission Solutions segment have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Our general engineering and research and development expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. While these costs make up an insignificant portion of our operating expenses in the Power Transmission Solutions segment, they are more substantial in our Commercial Systems, Industrial Systems and Climate Solutions segments. In particular, a large driver of our research and development efforts in those three segments is energy efficiency, which generally means using less electrical power to produce more mechanical power.

Goodwill & Other Asset Impairments. In the first quarter of 2019, we transferred assets to held for sale which resulted in the recognition of $5.1 million of fixed asset impairments and $4.9 million of customer relationships intangible asset impairments.

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

We did not record any goodwill or other asset impairments in fiscal 2017.

The following table presents impairments by segment as of December 28, 2019 and December 29, 2018 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Fiscal 2019:
Impairment of Intangible Assets	$4.9	$—	$—	$—	$4.9
Impairment of Other Long-Lived Assets	1.8	0.9	1.3	1.1	5.1
Total Impairments	$6.7	$0.9	$1.3	$1.1	$10.0
Fiscal 2018:
Goodwill Impairments	$—	$—	$9.5	$—	$9.5
Impairment of Intangible Assets	—	—	7.6	—	7.6
Impairment of Other Long-Lived Assets	—	—	1.1	—	1.1
Total Impairments	$—	$—	$18.2	$—	$18.2

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

Outlook. In fiscal 2020, we are forecasting low to mid-single digit organic sales growth, and we expect to improve our operating margin through the use of 80/20 principles. We expect to see positive impact from our new products targeted for the upcoming energy efficiency regulations. In fiscal 2020, we expect diluted earnings per share to be $5.35 to $5.75. Our fiscal 2020 diluted earnings per share guidance is based on an effective tax rate of 21%.

Results of Operations

The following table sets forth selected information for the years indicated:

	2019	2018	2017
(Dollars in Millions)
Net Sales:
Commercial Systems	$905.3	$1,110.9	$957.5
Industrial Systems	575.4	671.1	646.8
Climate Solutions	968.5	1,024.8	990.6
Power Transmission Solutions	788.8	838.8	765.4
Consolidated	$3,238.0	$3,645.6	$3,360.3

Gross Profit as a Percent of Net Sales:
Commercial Systems	25.7%	25.8%	25.5%
Industrial Systems	17.3%	20.3%	20.5%
Climate Solutions	27.9%	25.6%	25.8%
Power Transmission Solutions	32.8%	33.2%	32.8%
Consolidated	26.6%	26.5%	26.3%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	17.9%	16.6%	17.2%
Industrial Systems	18.7%	16.6%	17.4%
Climate Solutions	11.4%	12.6%	11.5%
Power Transmission Solutions	20.8%	20.8%	21.1%
Consolidated	16.8%	16.4%	16.4%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems	11.4%	9.2%	8.3%
Industrial Systems	(1.6)%	3.7%	3.1%
Climate Solutions	16.9%	11.3%	14.3%
Power Transmission Solutions	11.8%	12.4%	11.7%
Consolidated	10.8%	9.5%	9.9%

Income from Operations	$351.1	$347.0	$331.1
Other (Income) Expenses, net	(0.1)	1.5	1.0
Interest Expense	53.0	55.2	56.1
Interest Income	5.6	1.9	3.2
Income before Taxes	303.8	292.2	277.2
Provision for Income Taxes	61.2	56.4	59.1
Net Income	242.6	235.8	218.1
Net Income Attributable to Noncontrolling Interests	3.7	4.6	5.1
Net Income Attributable to Regal Beloit Corporation	$238.9	$231.2	$213.0

Fiscal Year 2019 Compared to Fiscal Year 2018

Net sales for fiscal 2019 were $3.2 billion, an 11.2% decrease as compared to fiscal 2018 net sales of $3.6 billion. The decrease consisted of negative organic sales of 5.7%, negative foreign currency translation of 1.1% and a negative 5.3% impact from the businesses divested/to be exited partially offset by a positive 0.9% sales growth related to the acquisition of Nicotra Gebhardt S.p.A. ("NG"). Gross profit decreased $103.9 million or 10.8% as compared to the prior year. The decrease from the prior year was driven primarily due to lower sales volumes, partially offset by productivity improvements and simplification programs. Operating expenses were $544.3 million which was a $55.1 million decrease from fiscal 2018 due primarily by the businesses divested/to be exited.

Net sales for the Commercial Systems segment for fiscal 2019 were $905.3 million, an 18.5% decrease compared to fiscal 2018 net sales of $1.1 billion. The decrease consisted of negative organic sales of 8.1%, negative foreign currency translation of 1.2% and a negative 12.6% impact from the businesses divested/to be exited partially offset by a positive 3.4% sales growth related to the acquisition of NG. The organic sales decrease was primarily driven by the continued inventory destocking in the North American pool pump market, weakness in North American general industry and the impact of 80/20 account pruning. Gross profit decreased $54.1 million or 18.9% primarily due to lower sales volumes partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for fiscal 2019 decreased $22.4 million as compared to fiscal 2018. The decrease was primarily due to lower variable selling costs on lower sales and the removal of costs related to businesses divested/to be exited.

Net sales for the Industrial Systems segment for fiscal 2019 were $575.4 million, a 14.3% decrease compared to fiscal 2018 net sales of $671.1 million. The decrease consisted of negative organic sales of 11.4%, negative foreign currency translation of 2.1% and a negative 0.8% impact from the businesses divested/to be exited. The organic sales decrease was driven by delays in power generation projects due to end market overcapacity and the oil & gas downturn, weak North American and China industrial demand due to trade uncertainty and the impact of 80/20 account pruning. Gross profit decreased $37.1 million or 27.2% primarily due to lower sales volumes related to power generation projects, partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for fiscal 2019 decreased $4.0 million as compared to fiscal 2018. The decrease was primarily due to lower variable selling costs on lower sales.

Net sales for the Climate Solutions segment for fiscal 2019 were $968.5 million, a 5.5% decrease compared to fiscal 2018 net sales of $1,024.8 million. The decrease consisted of negative organic sales of 1.2%, negative foreign currency translation of 0.6% and a negative 3.7% impact from the businesses divested/to be exited. The organic sales decrease was driven by inventory destocking by HVAC OEM customers and 80/20 account pruning efforts. Gross profit increased $7.1 million or 2.7% primarily due to sales mix and productivity gains. Operating expenses for fiscal 2019 decreased $18.3 million as compared to the prior year primarily due to the removal of costs related to businesses divested/to be exited.

Net sales for the Power Transmission Solutions segment for fiscal 2019 were $788.8 million, a 6.0% decrease compared to fiscal 2018 net sales of $838.8 million. The decrease consisted of negative organic sales of 3.5%, negative foreign currency translation of 0.9% and a negative 1.6% impact from the businesses divested/to be exited. The organic sales decrease was driven by continued weakness in the industrial distribution channel and 80/20 account pruning efforts. Gross profit for fiscal 2019 decreased $19.8 million or 7.1% primarily due to the change in sales mix and productivity gains partially offset by the lower sales volume. Operating expenses for fiscal 2019 decreased $10.4 million due to lower variable selling costs on the lower sales and the removal of costs related to the businesses divested/to be exited.

The effective tax rate for fiscal 2019 was 20.1% compared to 19.3% for fiscal 2018. The increase in the effective rate was due to the mix of earnings during the year. The lower effective tax rate in fiscal 2019 as compared to the 21% statutory US federal income tax rate is driven by a mix of earnings and lower foreign tax rates.

Fiscal Year 2018 Compared to Fiscal Year 2017

Net sales for fiscal 2018 were $3.6 billion, an increase of 8.5% compared to fiscal 2017 net sales of $3.4 billion. The increase consisted mainly of 5.7% positive organic sales growth and a positive 2.9% sales growth related to the acquisition of NG. Gross profit increased $81.0 million or 9.2% as compared to the prior year. The increase from the prior year was driven primarily due to higher sales volumes, incremental price realization and productivity gains, partially offset by material price increases primarily from commodity inflation, inventory write-downs associated with the exit of the hermetic climate business and purchase accounting charges attributable to acquired inventory. Total operating expenses were $599.4 million which was a $46.8 million increase from fiscal 2017 due primarily to increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams, higher variable expenses, such as commissions, on higher sales volume, costs related to the exit of hermetic climate business and operating expenses related to NG. Operating expenses, excluding the impact of impairments, for fiscal 2018 and fiscal 2017 as a percent of sales was 16.4%.

Net sales for the Commercial Systems segment for fiscal 2018 were $1.1 billion, a 16.0% increase compared to fiscal 2017 net sales of $1.0 billion. The increase consisted of 3.9% positive organic growth and 0.5% favorable foreign currency translation and a positive 12.0% sales growth related to the acquisition of NG. The organic sales increase was primarily driven by commercial HVAC and oil & gas. Gross profit increased $43.0 million or 17.6% primarily due to higher sales volumes, incremental price realization, lower restructuring charges and productivity gains offset by purchase accounting charges attributable to acquired inventory. Operating expenses for fiscal 2018 increased $20.4 million as compared to fiscal 2017. The increase was primarily due to increased compensation and benefit costs, the inclusion of NG, variable selling related costs and acquisition related costs.

Net sales for the Industrial Systems segment for fiscal 2018 were $671.1 million, a 3.8% increase compared to fiscal 2017 net sales of $646.8 million. The increase consisted of 3.2% positive organic growth and 0.6% favorable foreign currency translation. The organic sales increase was primarily driven by the power generation market. Gross profit increased $3.6 million or 2.7% primarily due to higher sales volumes, incremental price realization, lower restructuring charges and productivity gains. Operating expenses for fiscal 2018 decreased 0.9% as compared to fiscal 2017. The decrease was primarily attributable to lower restructuring in fiscal 2018 as compared to fiscal 2017.

Net sales for the Climate Solutions segment for fiscal 2018 were $1,024.8 million, a 3.5% increase compared to fiscal 2017 net sales of $990.6 million. The increase consisted of an organic sales increase of 4.6%, partially offset by a decrease of 1.1% from the hermetic climate business. The organic sales increase was primarily driven by growth in North American residential HVAC. Gross profit increased $7.3 million or 2.9% primarily due to higher sales volumes and incremental price realization. Operating expenses for fiscal 2018 increased $15.0 million as compared to the prior year primarily due to the costs associated with the exit of the hermetic climate business and higher compensation and benefit costs.

Net sales for the Power Transmission Solutions segment for fiscal 2018 were $838.8 million, a 9.6% increase compared to fiscal 2017 net sales of $765.4 million. The increase consisted of an organic sales increase of 9.1% and a positive foreign currency translation impact of 0.5%. The organic sales increase was primarily driven by North American oil and gas, renewable energy and material handling. Gross profit for fiscal 2018 increased $27.1 million or 10.8% primarily due to higher sales volumes and productivity gains. Operating expenses for fiscal 2018 increased $12.4 million due to increased variable expenses to support the higher sales volume, increased compensation and benefits expenses resulting from both wage inflation and investments in the Company’s commercial sales teams, and a prior year $2.8 million gain on the sale of assets.

The effective tax rate for fiscal 2018 was 19.3% compared to 21.3% for fiscal 2017. The decrease in the effective rate was due to the tax effect of the costs associated with the exit of the hermetic climate business. The lower effective tax rate in fiscal 2018 as compared to the 21% statutory US federal income tax rate is driven by the mix of earnings, adjustments to reflect updates to our accounting for changes as a result of Tax Cuts and Jobs Act of 2017 and lower foreign tax rates.

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

Cash flow provided by operating activities was $408.5 million for fiscal 2019, a $45.8 million increase from fiscal 2018. The increase was primarily the result of a reduction in working capital and the higher net income year over year.

Cash flow provided by operating activities was $362.7 million for fiscal 2018, a $70.8 million increase from fiscal 2017. The increase was primarily the result of the higher net income year over year and the increase in accounts payable in fiscal 2018.

Our working capital was $1,047.2 million and $1,134.2 million as of December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019 and December 29, 2018, our current ratio (which is the ratio of our current assets to current liabilities) was 2.9:1 and 2.7:1, respectively. We intend to use operating cash flow to meet our current debt repayment obligations.

Cash flow provided by investing activities was $74.3 million for fiscal 2019, compared to $227.9 million used in fiscal 2018. The change was driven primarily by the divestiture proceeds received in fiscal 2019 versus the acquisition of NG in fiscal 2018. Capital expenditures were $92.4 million in fiscal 2019, compared to $77.6 million in fiscal 2018.

Cash flow used in investing activities was $227.9 million for fiscal 2018, compared to $57.8 million used in fiscal 2017. The change was driven primarily by the acquisition of NG. Capital expenditures were $77.6 million in fiscal 2018, compared to $65.2 million in fiscal 2017.

In fiscal 2020, we anticipate capital spending for property, plant and equipment to be approximately $75.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2020. We anticipate funding fiscal 2020 capital spending with operating cash flows.

Cash flow used in financing activities was $397.4 million for fiscal 2019, compared to $17.7 million in fiscal 2018. Net debt repayments totaled $171.0 million in fiscal 2019, compared to net debt borrowings of $166.7 million in fiscal 2018. We also repurchased $165.1 million of our common stock during fiscal 2019 compared to $127.8 million in fiscal 2018. We paid $48.9 million in dividends to shareholders in fiscal 2019 compared to $47.2 million in fiscal 2018. In fiscal 2019, we paid distributions of $1.8 million to noncontrolling interests compared to $1.6 million in fiscal 2018.

Cash flow used in financing activities was $17.7 million for fiscal 2018, compared to $390.6 million for fiscal 2017. Net debt borrowings totaled $166.7 million in fiscal 2018, compared to net debt repayments of $274.7 million in fiscal 2017. We paid $47.2 million in dividends to shareholders in fiscal 2018 compared to $44.5 million in fiscal 2017. In fiscal 2018, we paid distributions of $1.6 million to noncontrolling interests compared to $17.4 million in fiscal 2017. We also repurchased $127.8 million of our common stock during fiscal 2018 compared to $45.1 million of our common stock during fiscal 2017.

The following table presents selected financial information and statistics as of December 28, 2019 and December 29, 2018 (in millions):

	December 28, 2019	December 29, 2018
Cash and Cash Equivalents	$331.4	$248.6
Trade Receivables, Net	461.4	551.9
Inventories	678.4	767.2
Working Capital	1,047.2	1,134.2
Current Ratio	2.9:1	2.7:1

As of December 28, 2019, our cash and cash equivalents totaled $331.4 million. As of December 28, 2019, $331.4 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. We repatriated $32.1 million of foreign cash in fiscal 2019.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Pension Liabilities and Other Post Retirement Benefits

Accrued pension and other post retirement benefits of $85.3 million and $100.3 million as of December 28, 2019 and December 29, 2018, respectively.

Credit Agreement

In connection with our acquisition of the Power Transmission Solutions business of Emerson Electric Co. on January 30, 2015 (the "PTS Acquisition"), we entered into a Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $1.25 billion (the “Prior Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Prior Multicurrency Revolving Facility”), including a $100.0 million letter of credit sub facility available for general corporate purposes. Borrowings under the Credit Agreement bore interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

On August 27, 2018, we replaced the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.6% and 3.4% for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. The Credit Agreement requires us to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. We repaid $90.0 million under the Term Facility in fiscal 2019 and 2018, respectively.

As of December 28, 2019 we had borrowings under the Multicurrency Revolving Facility in the amount of $17.7 million, $0.4 million of standby letters of credit and $481.9 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $91.7 million and $171.5 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 3.6% and 3.3% for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes

As of December 28, 2019, we had $400.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of December 28, 2019, $400.0 million of the Notes are included in Long-Term Debt on the Consolidated Balance Sheets.

Details on the Notes as of December 28, 2019 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes contain covenants under which we agree to maintain a minimum EBITDA-to-interest coverage ratio and maximum Debt-to-EBITDA ratio. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of December 28, 2019.

Other Notes Payable

As of December 28, 2019, other notes payable of $4.5 million were outstanding with a weighted average interest rate of 5.0%. As of December 29, 2018, other notes payable of $4.9 million were outstanding with a weighted average rate of 5.0%.

Based on rates for instruments with comparable maturities and credit quality, the approximate fair value of our total debt was $1,162.1 million and $1,323.6 million as of December 28, 2019 and December 29, 2018, respectively.

Litigation

See Part 1 - Item 3 - Legal Proceedings for additional details.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and payments due by period as of December 28, 2019 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$43.1	$26.6	$10.6	$223.7	$304.0
1 - 3 years	344.1	35.0	7.9	—	387.0
3 - 5 years	881.2	13.5	7.0	—	901.7
More than 5 years	1.9	13.4	14.8	—	30.1
Total	$1,270.3	$88.5	$40.3	$223.7	$1,622.8

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 9 of Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after fiscal 2019 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 28, 2019.

(2) Variable rate debt based on December 28, 2019 rates. See also Note 7 of Notes to the Consolidated Financial Statements.

We utilize blanket purchase orders (“Blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under Blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”

As of December 28, 2019, we had outstanding standby letters of credit totaling approximately $21.4 million. We had no other material commercial commitments.

We did not have any material variable interest entities as of December 28, 2019 or December 29, 2018. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.

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

We use a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, we apply performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue and EBITDA margin projections and terminal value rates because such assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant discount rate and long-term growth rates.

In conjunction with the change from three operating segments to four operating segments, we evaluated and changed our reporting unit structure. For fiscal 2019 the calculated fair values for three of our reporting units did not exceed the carrying value by at least 10%: the global industrial motors reporting unit, the commercial air moving reporting unit and the power systems switch reporting unit. The global industrial motors reporting unit had goodwill of $122.3 million as of December 28, 2019 and is included in our Industrial Systems segment. The commercial air moving reporting unit had goodwill of $38.3 million as of December 28, 2019 and is included in our Commercial Systems segment. The power systems switch reporting unit had goodwill of $15.6 million as of December 28, 2019 and is included in our Industrial Systems segment. Some of the key considerations used in our impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting units. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

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

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of a trade name associated with the PTS Acquisition. It was evaluated for impairment in October 2019. We determined the fair value of this asset using a royalty relief methodology similar to the methodology used when the associated asset was acquired, but using updated assumptions and estimates of future sales and profitability. For fiscal 2019 and fiscal 2018, the fair value of the indefinite lived intangible asset exceeded its respective carrying value, however, in fiscal 2019 the fair value of the indefinite lived intangible asset exceeded its respective carrying value by less than 10%. Some of the key considerations used in our impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate, and (iii) recent historical and projected operating performance. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment that could be material.

Retirement and Post Retirement Plans

Most of our domestic associates are participants in defined contribution plans and/or defined benefit pension plans. The defined benefit pension plans covering a majority of our domestic associates have been closed to new associates and frozen for existing associates. Certain associates are covered by a post retirement health care plan. Most of our foreign associates are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of December 28, 2019, we had $404.3 million of fixed rate debt and $737.9 million of variable rate debt. As of December 29, 2018, we had $404.7 million of fixed rate debt and $908.6 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of December 28, 2019 would result in a $1.8 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Term Facility. Such interest rate swap has been designated as a cash flow hedge against forecasted interest payments.

Details regarding the instruments as of December 28, 2019 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value Loss
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)	$(1.0)

As of December 28, 2019, a $1.0 million interest rate swap liability was included in Noncurrent Hedging Obligations. As of December 29, 2018, an immaterial interest rate swap was included in Other Noncurrent Assets. There was an unrealized loss of $(0.8) million, net of tax, for fiscal 2019 and an immaterial amount for 2018 that was recorded in AOCI for the effective portion of the hedge.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. We have material exposure to LIBOR through our revolving credit facility, certain lines of credit and interest rate swaps that are indexed to USD-LIBOR. It is expected that LIBOR will be discontinued and, while we believe an acceptable replacement to LIBOR will be available, if LIBOR is discontinued, we cannot reasonably estimate the impact, if any, on such discontinuation.

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

As of December 28, 2019, derivative currency assets (liabilities) of $8.9 million, $10.3 million, $(3.1) million and $(0.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively. As of December 29, 2018, derivative currency assets (liabilities) of $6.6 million, $7.2 million, $(5.0) million and $(1.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively. The unrealized gains on the effective portions of the hedges of $5.7 million net of tax and $1.3 million net of tax, as of December 28, 2019 and December 29, 2018, respectively, was recorded in AOCI. As of December 28, 2019, we had $2.1 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 29, 2018, we had $(0.7) million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 28, 2019 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$160.2	$8.0	$16.0	$(16.0)
Chinese Renminbi	104.6	(2.8)	10.5	(10.5)
Indian Rupee	36.7	0.8	3.7	(3.7)
Euro	127.0	9.4	12.7	(12.7)
Canadian Dollar	9.4	—	0.9	(0.9)
Australian Dollar	11.4	0.1	1.1	(1.1)
Thai Baht	5.7	0.3	0.6	(0.6)
Swedish Krona	2.4	—	0.2	(0.2)
British Pound	15.4	0.1	1.5	(1.5)

Gains and losses indicated in the sensitivity analysis would be largely offset by gains and losses on the underlying forecasted non-US dollar denominated cash flows.

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

Derivative commodity assets (liabilities) of $2.6 million, $0.1 million and $(0.3) million are recorded in Prepaid Expenses, Other Noncurrent Assets and Current Hedging Obligations, respectively as of December 28, 2019. Derivative commodity assets of $0.1 million are recorded in Prepaid Expenses as of December 29, 2018. The unrealized gain (loss) on the effective portion of the hedges of $1.8 million net of tax and $(4.6) million net of tax, as of December 28, 2019 and December 29, 2018, respectively, was recorded in AOCI. As of December 28, 2019, we had an additional $(0.8) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 29,

2018, we had an additional $(1.4) million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 28, 2019 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$49.3	$2.5	$4.9	$(4.9)
Aluminum	3.4	(0.1)	0.3	(0.3)

Gains and losses indicated in the sensitivity analysis would be largely offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of $8.0 million loss as of December 28, 2019 includes $6.2 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales	$853.8	$878.8	$873.7	$959.7	$772.3	$925.4	$738.2	$881.7
Gross Profit	234.6	234.9	234.0	247.4	201.9	242.6	190.2	239.7
Income from Operations (1)	120.6	88.2	96.0	99.6	72.8	69.4	61.7	89.8
Net Income	86.8	59.3	67.4	67.3	50.8	52.7	37.6	56.5
Net Income Attributable to Regal Beloit Corporation	85.9	58.4	66.6	65.9	49.7	51.3	36.7	55.6
Earnings Per Share Attributable to Regal Beloit Corporation (2)
Basic	2.01	1.32	1.56	1.51	1.20	1.18	0.90	1.29
Assuming Dilution	1.99	1.31	1.55	1.50	1.19	1.17	0.89	1.28
Weighted Average Number of Shares Outstanding
Basic	42.8	44.2	42.6	43.8	41.5	43.4	40.9	43.1
Assuming Dilution	43.1	44.5	43.0	44.1	41.7	43.8	41.1	43.4
Net Sales
Commercial Systems	$242.2	$249.0	$246.3	$292.2	$214.8	$296.5	$202.0	$273.2
Industrial Systems	138.1	165.0	155.5	176.8	143.8	165.8	138.0	163.5
Climate Solutions	263.3	259.9	267.9	277.3	230.9	255.4	206.4	232.2
Power Transmission Solutions	210.2	204.9	204.0	213.4	182.8	207.7	191.8	212.8
Income (Loss) from Operations
Commercial Systems	57.8	19.7	20.8	23.6	16.6	31.2	7.9	27.7
Industrial Systems	(4.3)	9.4	(1.3)	6.9	(2.3)	4.1	(1.4)	4.4
Climate Solutions	38.9	32.3	51.7	44.0	37.6	6.0	35.7	33.3
Power Transmission Solutions	28.2	26.8	24.8	25.1	20.9	28.1	19.5	24.4
(1) The first quarter 2019 results included a gain on divestiture of $41.2 million included in the Commercial Systems segment.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2019. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of December 28, 2019, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 28, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended December 28, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of a New Accounting Standard
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended December 28, 2019, due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic ASC 842), under the modified retrospective approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Valuation - Global Industrial Motors & Commercial Air Moving Reporting Units - Refer to Notes 3 and 5 to the Financial Statements
Critical Audit Matter Description
The Company performed an impairment evaluation of the goodwill for the Global Industrial Motors and Commercial Air Moving reporting units by comparing the estimated fair value of each of these reporting units to its carrying value. In order to estimate the fair value of these reporting units, management is required to make significant estimates and assumptions related to discount rates and forecasts of future revenues and Earnings Before Interest Taxes Depreciation & Amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $1,501 million as of December 28, 2019, of which $122.3 million and $38.3 million related to the Global Industrial Motors and Commercial Air Moving reporting units, respectively. As of November 2, 2019, the Company’s measurement date, the Company determined that the fair value of each reporting unit exceeded its carrying value and therefore no impairment was recognized. Both the Global Industrial Motors and Commercial Air Moving reporting units exceeded their carrying value by less than 10%.
We identified the impairment evaluation of goodwill for the Global Industrial Motors and Commercial Air Moving reporting units as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to discount rates and forecasts of future revenues and EBITDA margins. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates and forecast of future revenues and EBITDA margins required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of discount rates and forecasts of future revenues and EBITDA margins for the Global Industrial Motors and Commercial Air Moving reporting units included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rates and management’s development of forecasts of future revenues and EBITDA margins.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•	We evaluated the impact of changes in management’s forecasts from the November 2, 2019, annual measurement date to December 28, 2019.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:

•	Tested the source information underlying management’s determination of the discount rates.

•	Tested the mathematical accuracy of management’s calculations.

•	Developed a range of independent estimates and compared those to the discount rates selected by management.
Indefinite-lived Intangible Asset Valuation - PTS Trade Name - Refer to Notes 3 and 5 to the Financial Statements
Critical Audit Matter Description
The indefinite-lived intangible asset consists of a trade name associated with the PTS acquisition totaling $121.6 million as of December 28, 2019, which is tested for impairment on an annual basis. The impairment assessment includes a comparison of the estimated fair value of the trade name to its carrying value. In order to determine the fair value of the trade name, management is required to forecast future revenues related to the trade name, as well as assumptions about the discount rate and royalty rate to be used in the evaluation. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both.
We identified the impairment assessment of the Company’s indefinite-lived trade name as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of future revenues, the discount rate and royalty rate, in estimating the fair value of the indefinite-lived intangible assets. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and the selection of the discount rate and royalty rate for the PTS trade name required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and the selection of the discount rate and royalty rate for the PTS trade name included the following, among others:

•
We tested the effectiveness of controls over management’s intangible asset impairment evaluation, including those over management’s development of forecasts of future revenues and the selection of the discount rate and royalty rate.

•	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•	We evaluated the impact of changes in management’s forecasts from the November 2, 2019, annual measurement date to December 28, 2019.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rate by:

•	Tested the source information underlying management’s determination of the royalty rate.

•	Tested the mathematical accuracy of management’s calculations.

•	Compared the royalty rate selected by management to comparable royalty transactions and other publicly available information.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

•	Tested the source information underlying management’s determination of the discount rate.

•	Tested the mathematical accuracy of management’s calculation.

•	Developed a range of independent estimates and compared those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2020
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Regal Beloit Corporation and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Basis for Opinion
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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 26, 2020

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net Sales	$3,238.0	$3,645.6	$3,360.3
Cost of Sales	2,377.3	2,681.0	2,476.7
Gross Profit	860.7	964.6	883.6
Operating Expenses	544.3	599.4	552.6
Goodwill Impairment	—	9.5	—
Asset Impairments	10.0	8.7	—
Gain on Sale of Businesses	(44.7)	—	(0.1)
Total Operating Expenses	509.6	617.6	552.5
Income from Operations	351.1	347.0	331.1
Other (Income) Expenses, net	(0.1)	1.5	1.0
Interest Expense	53.0	55.2	56.1
Interest Income	5.6	1.9	3.2
Income before Taxes	303.8	292.2	277.2
Provision for Income Taxes	61.2	56.4	59.1
Net Income	242.6	235.8	218.1
Less: Net Income Attributable to Noncontrolling Interests	3.7	4.6	5.1
Net Income Attributable to Regal Beloit Corporation	$238.9	$231.2	$213.0
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$5.69	$5.30	$4.78
Assuming Dilution	$5.66	$5.26	$4.74
Weighted Average Number of Shares Outstanding:
Basic	42.0	43.6	44.6
Assuming Dilution	42.2	43.9	44.9
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 28, 2019		December 29, 2018		December 30, 2017
Net Income		$242.6		$235.8		$218.1
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign Currency Translation Adjustments		(9.2)		(71.2)		103.1
Reclassification of Foreign Currency Translation Adjustments Included in Net Income, Net of $0.0 Million Tax Effects in 2019, 2018 and 2017.		1.6		—		—
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $4.6 Million in 2019, $(1.2) Million in 2018 and $26.1 Million in 2017	$14.7		$(4.0)		$42.4
Reclassification of (Gains) Losses Included in Net Income, Net of Tax Effects of $(0.4) Million in 2019, $(3.8) Million in 2018 and $4.5 Million in 2017	(1.3)	13.4	(12.0)	(16.0)	7.3	49.7
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $1.8 Million in 2019, $(0.6) Million in 2018 and $0.4 Million in 2017	5.7		(1.9)		1.8
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $0.5 Million in 2019, $0.8 Million in 2018 and $0.9 Million in 2017	1.5	7.2	2.9	1.0	1.6	3.4
Other Comprehensive Income (Loss)		13.0		(86.2)		156.2
Comprehensive Income		255.6		149.6		374.3
Less: Comprehensive Income Attributable to Noncontrolling Interest		3.1		2.8		7.2
Comprehensive Income Attributable to Regal Beloit Corporation		$252.5		$146.8		$367.1
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	December 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$331.4	$248.6
Trade Receivables, Less Allowances of $9.7 Million in 2019 and $13.3 Million in 2018	461.4	551.9
Inventories	678.4	767.2
Prepaid Expenses and Other Current Assets	133.7	157.9
Assets Held for Sale	2.8	92.1
Total Current Assets	1,607.7	1,817.7
Net Property, Plant and Equipment	605.0	615.5
Operating Lease Assets	71.0	—
Goodwill	1,501.3	1,509.2
Intangible Assets, Net of Amortization	567.2	625.5
Deferred Income Tax Benefits	58.4	34.2
Other Noncurrent Assets	20.1	21.7
Total Assets	$4,430.7	$4,623.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$337.0	$424.8
Dividends Payable	12.2	12.0
Current Hedging Obligations	3.4	11.3
Accrued Compensation and Benefits	67.3	81.9
Other Accrued Expenses	118.4	136.0
Liabilities Held for Sale	—	17.0
Current Operating Lease Liabilities	21.6	—
Current Maturities of Long-Term Debt	0.6	0.5
Total Current Liabilities	560.5	683.5
Long-Term Debt	1,136.9	1,306.6
Deferred Income Taxes	171.9	148.3
Noncurrent Hedging Obligations	1.2	1.2
Pension and Other Post Retirement Benefits	80.8	96.2
Noncurrent Operating Lease Liabilities	51.0	—
Other Noncurrent Liabilities	48.0	49.5
Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 100.0 Million Shares Authorized, 40.8 Million and 42.8 Million Shares Issued and Outstanding at 2019 and 2018, Respectively	0.4	0.4
Additional Paid-In Capital	701.8	783.6
Retained Earnings	1,886.7	1,777.9
Accumulated Other Comprehensive Loss	(237.8)	(251.4)
Total Regal Beloit Corporation Shareholders' Equity	2,351.1	2,310.5
Noncontrolling Interests	29.3	28.0
Total Equity	2,380.4	2,338.5
Total Liabilities and Equity	$4,430.7	$4,623.8
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$0.4	$904.5	$1,452.0	$(318.1)	$39.4	$2,078.2
Net Income	—	—	213.0	—	5.1	218.1
Other Comprehensive Income	—	—	—	154.1	2.1	156.2
Dividends Declared ($1.02 Per Share)	—	—	(45.3)	—	—	(45.3)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	(3.6)	—	—	—	(3.6)
Share-Based Compensation	—	13.6	—	—	—	13.6
Stock Repurchase	—	(37.0)	(8.1)	—	—	(45.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(17.4)	(17.4)
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	231.2	—	4.6	235.8
Other Comprehensive Loss	—	—	—	(84.4)	(1.8)	(86.2)
Dividends Declared ($1.10 Per Share)	—	—	(47.7)	—	—	(47.7)
Stock Options Exercised	—	(4.8)	—	—	—	(4.8)
Share-Based Compensation	—	16.9	—	—	—	16.9
Stock Repurchase	—	(106.0)	(21.8)	—	—	(127.8)
Adoption of Accounting Pronouncement ASU 2018-02	—	—	4.6	(4.6)	—	—
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.6	(2.4)	(0.8)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.6)	(1.6)
Balance as of December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	238.9	—	3.7	242.6
Other Comprehensive Income (Loss)	—	—	—	13.6	(0.6)	13.0
Dividends Declared ($1.18 Per Share)	—	—	(49.1)	—	—	(49.1)
Stock Options Exercised	—	(10.7)	—	—	—	(10.7)
Share-Based Compensation	—	13.0	—	—	—	13.0
Stock Repurchase	—	(84.1)	(81.0)	—	—	(165.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.8)	(1.8)
Balance as of December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$242.6	$235.8	$218.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	84.2	87.5	82.0
Amortization	50.3	54.9	55.2
Goodwill Impairment	—	9.5	—
Asset Impairments	10.0	8.7	—
Noncash Lease Expense	30.6	—	—
Share-Based Compensation Expense	13.0	16.9	13.6
Expense (Benefit) from Deferred Income Taxes	22.4	13.2	(9.7)
Loss on Exit of Business	—	—	3.9
Exit Related Costs	—	16.7	—
Loss (Gain) on Disposition of Assets	(0.7)	1.1	(2.5)
Other Non-Cash Changes	4.0	3.0	1.3
Gain on Sale of Businesses	(44.7)	—	(0.1)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	70.3	(56.5)	(31.0)
Inventories	68.6	(42.7)	(83.0)
Accounts Payable	(80.3)	41.1	37.7
Current Liabilities and Other	(61.8)	(26.5)	6.4
Net Cash Provided by Operating Activities	408.5	362.7	291.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(92.4)	(77.6)	(65.2)
Purchases of Investment Securities	—	—	(0.9)
Sales of Investment Securities	—	0.5	0.9
Business Acquisitions, Net of Cash Acquired	—	(161.5)	—
Proceeds from Sale of Businesses	157.9	0.7	1.1
Proceeds from Sale of Assets	8.8	10.0	6.3
Net Cash Provided by (Used in) Investing Activities	74.3	(227.9)	(57.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,150.1	1,350.3	1,247.6
Repayments Under Revolving Credit Facility	(1,230.8)	(1,271.7)	(1,245.8)
Proceeds from Short-Term Borrowings	27.5	19.0	25.2
Repayments of Short-Term Borrowings	(27.5)	(19.7)	(24.7)
Proceeds from Long-Term Borrowings	—	900.2	0.3
Repayments of Long-Term Borrowings	(90.3)	(811.4)	(277.3)
Dividends Paid to Shareholders	(48.9)	(47.2)	(44.5)
Proceeds from the Exercise of Stock Options	0.3	—	0.4
Shares Surrendered for Taxes	(10.9)	(3.5)	(4.0)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	(0.8)	—
Financing Fees Paid	—	(3.5)	—
Repurchase of Common Stock	(165.1)	(127.8)	(45.1)
Payments of Contingent Consideration	—	—	(5.3)
Distributions to Noncontrolling Interests	(1.8)	(1.6)	(17.4)
Net Cash Used in Financing Activities	(397.4)	(17.7)	(390.6)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(2.6)	(8.1)	11.6
Net Increase (Decrease) in Cash and Cash Equivalents	82.8	109.0	(144.9)
Cash and Cash Equivalents at Beginning of Period	248.6	139.6	284.5
Cash and Cash Equivalents at End of Period	$331.4	$248.6	$139.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$51.7	$54.2	$53.7
Income Taxes	42.3	81.2	66.9

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States based multi-national corporation. Effective December 28, 2019, the Company transitioned from three operating segments to four operating segments to align with the change to its management structure and operating model. The Company's four operating segments are: the Commercial Systems segment produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications; the Industrial Systems segment produces integral motors, generators, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products; the Climate Solutions segment produces small motors, electronic variable speed controls and air moving solutions; and the Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products.

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 were 52 weeks.

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

The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2019, fiscal 2018 or fiscal 2017.
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM’s customers. The Company reports in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions. See Note 6 for a description of the different segments.
Nature of Performance Obligations
The Company’s contracts with customers typically consist of purchase orders, invoices and master supply agreements. At contract inception, across all four segments, the Company assesses the goods and services promised in its sales arrangements with customers and identifies a performance obligation for each promise to transfer to the customer a good or service that is distinct. The Company’s primary performance obligations consist of product sales and customized systems/solutions.
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
Returns, Refunds and Warranties
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
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the fiscal year ended December 28, 2019 and December 29, 2018, respectively, (in millions):

December 28, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$643.0	$313.5	$848.6	$639.9	$2,445.0
Asia	107.2	167.0	37.7	30.4	342.3
Europe	135.5	49.2	40.5	91.5	316.7
Rest-of-World	19.6	45.7	41.7	27.0	134.0
Total	$905.3	$575.4	$968.5	$788.8	$3,238.0

December 29, 2018	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$813.6	$360.0	$891.9	$686.4	$2,751.9
Asia	142.7	194.8	39.5	24.1	401.1
Europe	122.1	55.1	50.5	96.9	324.6
Rest-of-World	32.5	61.2	42.9	31.4	168.0
Total	$1,110.9	$671.1	$1,024.8	$838.8	$3,645.6

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
Research and Development
The Company performs research and development activities relating to new product development and the improvement of current products. The Company's research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficient products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. The Company's research and development efforts tend to be targeted toward developing new products that would allow it to gain additional market share, whether in new or existing segments. While these costs make up an insignificant portion of operating expenses in the Power Transmission Solutions segment, they are more substantial in the Climate Solutions, Commercial Systems and Industrial Systems segments. In particular, a large driver of research and development efforts in the Climate Solutions, Commercial Systems and Industrial Systems segments is energy efficiency.
Research and development costs are expensed as incurred. For fiscal 2019, 2018 and 2017, research and development costs were $22.5 million, $29.3 million and $29.9 million, respectively. Research and development costs are recorded in Operating Expenses.
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
Inventories
The major classes of inventory at year end are as follows:

	December 28, 2019	December 29, 2018
Raw Material and Work in Process	48.0%	45.0%
Finished Goods and Purchased Parts	52.0%	55.0%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 53.0% of the Company's inventory as of December 28, 2019 and 54.0% as of December 29, 2018 was determined using the last-in, first-out method. If all inventories were valued on the first-in, first-out method, they would have increased by $62.0 million and $65.5 million as of December 28, 2019 and December 29, 2018, respectively. Material, labor and factory overhead costs are included in the inventories.
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

Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	December 28, 2019	December 29, 2018

Land and Improvements		$80.3	$82.1
Buildings and Improvements	3-50	305.2	302.8
Machinery and Equipment	3-15	988.2	971.9
Property, Plant and Equipment		1,373.7	1,356.8
Less: Accumulated Depreciation		(768.7)	(741.3)
Net Property, Plant and Equipment		$605.0	$615.5

For fiscal 2019, the Company recognized $5.1 million of asset impairments related to the transfer of assets to held for sale in the first quarter of 2019. For fiscal 2018, the Company recognized a fixed asset impairment of $1.1 million related to its decision to exit the hermetic climate business.

Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. For goodwill, the Company may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The Company performed quantitative impairment testing for all reporting units in 2019. The Company performs the required annual goodwill impairment testing as of the end of the October fiscal month.
The Company uses a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue and EBITDA margin projections and terminal value rates because such assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant discount rate and long-term growth rates.
In conjunction with the change from three operating segments to four operating segments, the Company evaluated and changed its reporting unit structure. For fiscal 2019 the calculated fair values for three of the Company's reporting units did not exceed the carrying value by at least 10%: the global industrial motors reporting unit, the commercial air moving reporting unit and the power systems switch reporting unit. The global industrial motors reporting unit had goodwill of $122.3 million as of December 28, 2019 and is included in the Company's Industrial Systems segment. The commercial air moving reporting unit had goodwill of $38.3 million as of December 28, 2019 and is included in the Company's Commercial Systems segment. The power systems switch reporting unit had goodwill of $15.6 million as of December 28, 2019 and is included in the Company's Industrial Systems segment. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.
On July 31, 2018, the Company received notification from a customer of its hermetic climate business that it would wind down operations. The hermetic climate business accounted for sales of $19.5 million and $52.6 million for the fiscal years ended 2019 and 2018, respectively. As a result of this notification, the Company accelerated its plans to exit this business. The Company recognized exit and exit related charges of $34.9 million during fiscal 2018. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.

Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that may indicate that carrying values may not be recoverable. If an indicator is present, the Company evaluates carrying values as compared to undiscounted estimated future cash flows. If such estimated future cash flows are less than carrying value, an impairment would be recognized. The Company recorded impairments for its customer relationship intangible asset of $4.9 million in fiscal 2019 as the result of transferring to assets held for sale. In fiscal 2018, the Company recorded impairments for its customer relationship intangible asset of $5.5 million and technology intangible asset of $2.1 million due to the winding down of the hermetic climate business described above.
Indefinite-lived intangible assets are not amortized. The Company evaluates the carrying amount of indefinite-lived intangible assets annually or more frequently if events or circumstances indicate that the assets might be impaired. The Company performs the required annual impairment testing as of the end of the October fiscal month.
The indefinite-lived intangible asset consists of a trade name associated with the acquired Power Transmission Solutions business. It was evaluated for impairment in October 2019. The Company determined the fair value of this asset using a royalty relief methodology similar to the methodology used when the associated asset was acquired, but using updated assumptions and estimates of future sales and profitability. For fiscal 2019 and fiscal 2018, the fair value of the indefinite lived intangible asset exceeded its respective carrying value, however, in fiscal 2019 the fair value of the indefinite lived intangible asset exceeded its respective carrying value by less than 10%. Some of the key considerations used in the Company's impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate and (iii) recent historical and projected operating performance. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment that could be material.
Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. The Company concluded it had an impairment of $5.1 million in long-lived assets in fiscal 2019 due to the transfer of assets to held for sale. In fiscal 2018, there were $1.1 million in impairments in long-lived assets due to the winding down of the hermetic climate business described above.

Earnings Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.4 million in fiscal 2019, 0.6 million in fiscal 2018 and 0.5 million in fiscal 2017. The following table reconciles the basic and diluted shares used in earnings per share calculations for the fiscal years ended (in millions):

	2019	2018	2017
Denominator for Basic Earnings Per Share	42.0	43.6	44.6
Effect of Dilutive Securities	0.2	0.3	0.3
Denominator for Diluted Earnings Per Share	42.2	43.9	44.9

Retirement and Post Retirement Plans
The Company's domestic associates are covered by defined contribution plans and approximately half of the Company's domestic associates are covered by defined benefit pension plans. The majority of the defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates. Certain associates are covered by a post retirement health care plan. Most of the Company's foreign associates are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension and other post retirement plans are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases and health care cost trend rates.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, life-spans of benefit recipients and other factors, annual expenses and recorded assets or liabilities of these defined benefit plans may change significantly from year to year.
The service cost component of the Company's net periodic benefit cost is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other (Income) Expenses, net on the Company's Consolidated Statements of Income.
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
The components of the ending balances of AOCI are as follows (in millions):

	2019	2018
Foreign Currency Translation Adjustments	$(214.8)	$(207.8)
Hedging Activities, Net of Tax of $2.5 in 2019 and $(1.7) in 2018	8.0	(5.4)
Pension and Post Retirement Benefits, Net of Tax of $(9.5) in 2019 and $(11.8) in 2018	(31.0)	(38.2)
Total	$(237.8)	$(251.4)

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

Fair Values of Financial Instruments
The fair values of cash equivalents, term deposits, trade receivables and accounts payable approximate their carrying values due to the short period of time to maturity. The fair value of debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings as further described in Note 7. The fair value of pension assets and derivative instruments is determined based on the methods disclosed in Notes 8 and 13.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326). The focus of this ASU is to require businesses to adjust their allowance for lifetime expected credit losses rather than incurred losses. It is believed that the change will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Adoption of the standard will be by a modified retrospective approach allowing a cumulative effect adjustment to the opening balance of Retained Earnings. The Company anticipates the adoption of the new standard will not have a material impact on the Company's Consolidated Financial Statements.

Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU as of December 30, 2018, the beginning of fiscal 2019, with no material impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of ASU 216-02 is that an entity should recognize right of use ("ROU") assets and lease liabilities arising from an operating lease on its Balance Sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a ROU asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted the standard as of December 30, 2018, the beginning of fiscal 2019, under the modified retrospective method. Comparative periods prior to the adoption of the standard have not been adjusted given the effect to the standard.
The Company elected the package of practical expedients permitted under the relief package within the new standard, which allows the Company to carryforward the historical lease accounting of expired or existing leases with respect to lease identification, lease classification and accounting treatment for initial direct costs as of the adoption date. The Company also elected the practical expedient related to lease versus nonlease components, allowing the Company to recognize lease and nonlease components as a single lease.
Adoption of the new standard resulted in the recording of the right-of-use assets and lease liabilities of $93.0 million as of December 30, 2018. No cumulative effect adjustment to Retained Earnings was recognized upon adoption of the new standard. The standard did not materially impact the Company's Consolidated Net Income and had no impact on Cash Flows. See Note 9 for additional disclosures.

(4) Held For Sale, Divestitures and Acquisitions
Assets Held for Sale

As of December 29, 2018, the Company presented assets and liabilities of certain assets and businesses held for sale as the Company had both the intent and ability to sell these assets and businesses. The businesses were divested in fiscal 2019.

In December 2018, the Company signed an agreement to sell its Regal Drive Technologies business included in the Company's Commercial Systems segment. This transaction closed in January 2019.

The table below presents the balances that were classified as Assets of Held for Sale as of December 28, 2019 and Assets and Liabilities Held for Sale as of December 29, 2018, as the Company has both the intent and the ability to sell these assets and liabilities, (in millions):

	December 28, 2019	December 29, 2018
Trade Receivables	$—	$19.2
Inventories	—	34.7
Prepaid Expenses and Other Current Assets	—	5.0
Property, Plant and Equipment	2.8	19.9
Intangible Assets	—	12.0
Goodwill	—	1.3
Assets Held for Sale	$2.8	$92.1
Accounts Payable	$—	$8.1
Accrued Compensation and Benefits	—	0.5
Other Accrued Expenses	—	7.3
Other Noncurrent Liabilities	—	1.1
Liabilities Held for Sale	$—	$17.0

The businesses classified as held for sale at December 29, 2018 had fiscal 2018 Net Sales and Income from Operations of $138.9 million and $15.7 million, respectively.
The Company exited its hermetic climate business in 2019. The hermetic climate business had sales of $19.5 million, $52.6 million and $60.4 million for the fiscal years ended 2019, 2018 and 2017.

2019 Divestitures
Regal Drive Technologies
On January 7, 2019, the Company sold its Regal Drive Technologies business and received proceeds of $119.9 million. Regal Drive Technologies was included in the Company's Commercial Systems segment. The Company recognized a gain on sale of$41.2 million in the Consolidated Statements of Income.

Velvet Drive

On April 1, 2019, the Company sold its Velvet Drive business and received proceeds of $8.9 million. This business was included in the Company's Power Transmissions Solutions segment. The Company recognized a loss on sale of $0.5 million in the Consolidated Statements of Income.

CapCom

On April 1, 2019, the Company sold its CapCom business and received proceeds of $9.9 million. This business was included in the Company's Climate Solutions segment. The Company recognized a gain on sale of $6.0 million in the Consolidated Statements of Income.

Vapor Recovery

On July 1, 2019, the Company sold its Vapor Recovery business and received proceeds of $19.2 million. The business was included in the Company's Commercial Systems segment. The Company recognized a loss on sale of $1.9 million in the Consolidated Statements of Income.

2018 Acquisitions

The results of operations of acquired businesses are included in the Consolidated Financial Statements from the date of acquisition. Acquisition and acquisition-related expenses of $0.1 million were recorded in Operating Expenses for the fiscal year ended December 28, 2019. There were $1.5 million of acquisition-related expenses in fiscal 2018 and zero in fiscal 2017.
Nicotra Gebhardt
On April 10, 2018, the Company acquired Nicotra Gebhardt S.p.A. ("NG") for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in the Company's Commercial Systems segment from the date of acquisition.

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

Other Disclosures

The Consolidated Statements of Income include the results of operations of NG since the date of acquisition, and such results are reflected in the Commercial Systems segment. Results of operations since the date of acquisition and supplemental pro forma financial information have not been presented for the NG acquisition as such information is not material to the results of operations.

South Africa

During the year ended December 29, 2018 the Company purchased the remaining shares owned by the joint venture partner in a South African distribution business for a purchase price of $0.8 million. The purchase price of the South African distribution business is reflected as a component of equity.

2018 Divestiture

Israel Subsidiary
On November 8, 2018, the Company sold all of the stock of its Israeli subsidiary, which had been included in the Company's Industrial Systems segment, to a private company for a purchase price of $0.9 million.

(5) Goodwill and Intangible Assets
Goodwill
The excess of purchase price over estimated fair value of net assets acquired is assigned to goodwill. During the third quarter of 2018, the Company accelerated its plans to exit the hermetic climate business. This decision resulted in an impairment charge of $9.5 million.

The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 30, 2017	$1,477.1	$375.0	$173.8	$342.4	$585.9
Acquisitions	58.7	58.7	—	—	—
Less: Impairment Charges	(9.5)	—	—	(9.5)	—
Less: Held for Sale	(1.3)	—	—	(1.3)	—
Translation Adjustments	(15.8)	(6.3)	(2.3)	(1.0)	(6.2)
Balance as of December 29, 2018	$1,509.2	$427.4	$171.5	$330.6	$579.7

Divestiture	(2.8)	—	—	—	(2.8)
Translation Adjustments	(5.1)	(0.8)	(0.7)	0.6	(4.2)
Balance as of December 28, 2019	$1,501.3	$426.6	$170.8	$331.2	$572.7
Cumulative Goodwill Impairment Charges	$285.2	$183.2	$61.6	$17.2	$23.2

Intangible Assets
Intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	December 29, 2018	Impairment Charges	Divestitures	Translation Adjustments	December 28, 2019
Customer Relationships	17	$708.8	$(4.9)	$(7.8)	$(4.0)	$692.1
Technology	14	144.5	—	—	(0.5)	144.0
Trademarks	14	37.0	—	(0.7)	(0.4)	35.9
Patent and Engineering Drawings	5	16.6	—	—	—	16.6
		906.9	(4.9)	(8.5)	(4.9)	888.6
Non-Amortizable Trade Name		121.9	—	—	(0.3)	121.6
Total Gross Intangibles		$1,028.8	$(4.9)	$(8.5)	$(5.2)	$1,010.2

Accumulated amortization on intangible assets consists of the following:

	December 29, 2018	Amortization	Divestitures	Translation Adjustments	December 28, 2019
Customer Relationships	$272.4	$39.4	$(7.8)	$(1.6)	$302.4
Technology	90.1	9.2	—	(0.3)	99.0
Trademarks	24.2	1.7	(0.7)	(0.2)	25.0
Patent and Engineering Drawings	16.6	—	—	—	16.6
Total Accumulated Amortization	$403.3	$50.3	$(8.5)	$(2.1)	$443.0
Intangible Assets, Net of Amortization	$625.5				$567.2

While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.

Amortization expense was $50.3 million in fiscal 2019, $54.9 million in fiscal 2018 and $55.2 million in fiscal 2017. Amortization expense does not include any impairment recognized during the respective periods. The Company recognized $4.9 million of customer relationships intangible asset impairments related to the transfer of assets to held for sale during the first quarter of 2019.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2020	$47.6
2021	42.7
2022	41.0
2023	40.9
2024	39.5

(6) Segment Information
Effective December 28, 2019, the Company transitioned from three operating segments to four operating segments to align with the change to its management structure and operating model. All prior periods have been recast to reflect the current segment presentation. The Company's four operating segments are: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions.
Commercial Systems segment produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.
Industrial Systems segment produces integral motors, generators, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.
Climate Solutions segment produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.
Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including beverage, bulk handling, metals, special machinery, energy, aerospace and general industrial.
The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.

The following sets forth certain financial information attributable to the Company's operating segments for fiscal 2019, fiscal 2018 and fiscal 2017, respectively (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Fiscal 2019
External Sales	$905.3	$575.4	$968.5	$788.8	$—	$3,238.0
Intersegment Sales	46.9	35.9	17.4	4.3	(104.5)	—
Total Sales	952.2	611.3	985.9	793.1	(104.5)	3,238.0
Gross Profit	232.9	99.3	269.8	258.7	—	860.7
Operating Expenses	162.4	107.6	110.6	163.7	—	544.3
Asset Impairments	6.7	0.9	1.3	1.1	—	10.0
(Gain) Loss on Sale of Businesses	(39.3)	0.1	(6.0)	0.5	—	(44.7)
Income (Loss) from Operations	103.1	(9.3)	163.9	93.4	—	351.1
Depreciation and Amortization	34.6	24.4	19.8	55.7	—	134.5
Capital Expenditures	29.9	21.0	23.3	18.2	—	92.4
Fiscal 2018
External Sales	$1,110.9	$671.1	$1,024.8	$838.8	$—	$3,645.6
Intersegment Sales	47.3	31.9	22.1	24.1	(125.4)	—
Total Sales	1,158.2	703.0	1,046.9	862.9	(125.4)	3,645.6
Gross Profit	287.0	136.4	262.7	278.5	—	964.6
Operating Expenses	184.8	111.6	128.9	174.1	—	599.4
Goodwill Impairment	—	—	9.5	—	—	9.5
Asset Impairments	—	—	8.7	—	—	8.7
Income from Operations	102.2	24.8	115.6	104.4	—	347.0
Depreciation and Amortization	40.3	26.7	21.0	54.4	—	142.4
Capital Expenditures	24.6	17.2	17.7	18.1	—	77.6
Fiscal 2017
External Sales	$957.5	$646.8	$990.6	$765.4	$—	$3,360.3
Intersegment Sales	55.2	38.1	24.9	4.5	(122.7)	—
Total Sales	1,012.7	684.9	1,015.5	769.9	(122.7)	3,360.3
Gross Profit	244.0	132.8	255.4	251.4	—	883.6
Operating Expenses	164.4	112.6	113.9	161.7	—	552.6
Gain on Sale of Businesses	—	—	—	(0.1)	—	(0.1)
Income from Operations	79.6	20.2	141.5	89.8	—	331.1
Depreciation and Amortization	35.8	24.0	22.1	55.3	—	137.2
Capital Expenditures	26.4	12.8	13.4	12.6	—	65.2

The following table presents identifiable assets information attributable to the Company's operating segments as of December 28, 2019 and December 29, 2018 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of December 28, 2019	$1,198.5	$802.8	$878.3	$1,551.1	$4,430.7
Identifiable Assets as of December 29, 2018	1,299.7	808.3	907.7	1,608.1	4,623.8

The following sets forth net sales by country in which the Company operates for fiscal 2019, fiscal 2018 and fiscal 2017, respectively (in millions):

	Net Sales
	2019	2018	2017
United States	$2,071.9	$2,402.9	$2,267.2
Rest of the World	1,166.1	1,242.7	1,093.1
Total	$3,238.0	$3,645.6	$3,360.3

U.S. net sales for fiscal 2019, fiscal 2018 and fiscal 2017 represented 64.0%, 65.9% and 67.5% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.
The following sets forth long-lived assets (net property, plant and equipment) by country in which the Company operates for fiscal 2019 and fiscal 2018, respectively (in millions):

	Long-lived Assets
	2019	2018
United States	$237.6	$242.7
Mexico	149.0	139.7
China	84.9	90.2
Rest of the World	133.5	142.9
Total	$605.0	$615.5

No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 28, 2019 and December 29, 2018 was as follows (in millions):

	December 28, 2019	December 29, 2018

Term Facility	$720.0	$810.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	17.7	98.4
Other	4.5	4.9
Less: Debt Issuance Costs	(4.7)	(6.2)
Total	1,137.5	1,307.1
Less: Current Maturities	0.6	0.5
Non-Current Portion	$1,136.9	$1,306.6

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

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 3.6% and 3.4% for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. The Company repaid $90.0 million under the Term Facility in fiscal 2019 and 2018.

As of December 28, 2019 the Company had borrowings under the Multicurrency Revolving Facility in the amount of $17.7 million, $0.4 million of standby letters of credit and $481.9 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $91.7 million and $171.5 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 3.6% and 3.3% for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes

As of December 28, 2019, the Company had $400.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of December 28, 2019, $400.0 million of the Notes are included in Long-Term Debt on the Consolidated Balance Sheets.

Details on the Notes as of December 28, 2019 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes contain covenants under which the Company agrees to maintain a minimum EBITDA-to-interest coverage ratio and maximum Debt-to-EBITDA ratio. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of December 28, 2019.

Other Notes Payable

As of December 28, 2019, other notes payable of $4.5 million were outstanding with a weighted average interest rate of 5.0%. As of December 29, 2018, other notes payable of $4.9 million were outstanding with a weighted average interest rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $1,162.1 million and $1,323.6 million as of December 28, 2019 and December 29, 2018, respectively.

Maturities of long-term debt, excluding debt issuance costs, are as follows (in millions):

Year	Amount of Maturity
2020	$0.6
2021	230.5
2022	68.0
2023	840.7
2024	0.5
Thereafter	1.9
Total	$1,142.2
(8) Retirement and Post Retirement Health Care Plans
Retirement Plans
The Company's domestic associates are participants in defined benefit pension plans and/or defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates. Most foreign associates are covered by government sponsored plans in the countries in which they are employed. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $8.9 million, $10.1 million and $9.3 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Company contributions to non-US defined contribution plans were $10.6 million, $11.8 million and $9.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Benefits provided under defined benefit pension plans are based, depending on the plan, on associates' average earnings and years of credited service, or a benefit multiplier times years of service. Funding of these qualified defined benefit pension plans is in accordance with federal laws and regulations. The actuarial valuation measurement date for pension plans is the calendar year end of each year.
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2019	2018
Equity Investments	73.0%	6.6 - 8.0%	70.0%	67.5%
Fixed Income	22.0%	2.7 - 5.5%	25.0%	27.4%
Other	5.0%	5.2%	5.0%	5.1%
Total	100.0%	7.0%	100.0%	100.0%

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

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2019	2018
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$265.1	$278.0
Service Cost	6.2	7.3
Interest Cost	10.6	9.3
Actuarial (Gain) Loss	34.9	(14.9)
Curtailment Gain (1)	(19.4)	—
Less: Benefits Paid	14.8	13.3
Foreign Currency Translation	0.2	(1.3)
Obligation at End of Period	$282.8	$265.1
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	174.0	185.3
Actual Return on Plan Assets	33.1	(8.2)
Employer Contributions	10.8	10.9
Less: Benefits Paid	14.8	13.3
Foreign Currency Translation	0.3	(0.7)
Fair Value of Plan Assets at End of Period	$203.4	$174.0
Funded Status	$(79.4)	$(91.1)
(1) The curtailment gain is the result of a plan freeze announced to associates during the fourth quarter of fiscal 2019.

The funded status as of December 28, 2019 included domestic plans of $(71.2) million and international plans of $(8.2) million. The funded status as of December 29, 2018 included domestic plans of $(82.4) million and international plans of $(8.7) million.
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

Pension assets by type and level are as follows (in millions):

	December 28, 2019
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5.1	$5.1	$—	$—
Common Stocks:
Domestic Equities	26.4	26.4	—	—
International Equities	19.2	19.2	—	—
Mutual Funds:
US Equity Funds	30.1	30.1	—	—
International Equity Funds	3.1	3.1	—	—
Balanced Funds	9.5	9.5	—	—
Fixed Income Funds	18.0	18.0	—	—
Other	1.7	1.7	—	—
Limited Liability Company	8.3	—	8.3	—
Real Estate Fund	9.9	—	—	9.9
	$131.3	$113.1	$8.3	$9.9
Investments Measured at Net Asset Value	72.1
Total	$203.4

	December 29, 2018
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$3.9	$3.9	$—	$—
Common Stocks:
Domestic Equities	22.4	22.4	—	—
International Equities	13.7	13.7	—	—
Mutual Funds:
US Equity Funds	24.8	24.8	—	—
International Equity Funds	2.5	2.5	—	—
Balanced Funds	8.5	8.5	—	—
Fixed Income Funds	17.3	17.3	—	—
Other	1.5	1.5	—	—
Real Estate Fund	10.3	—	—	10.3
	$104.9	$94.6	$—	$10.3
Investments Measured at Net Asset Value	69.1
Total	$174.0

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of December 28, 2019 and December 29, 2018 (in millions):

	2019	2018
Common Collective Trust Funds	$72.1	$61.7
Global Emerging Markets Fund Limited Partnership	—	7.4
Total	$72.1	$69.1

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
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 28, 2019 and December 29, 2018 (in millions):

	2019	2018
Beginning Balance	$10.3	$9.6
Net Purchases (Sales)	(1.6)	0.6
Net Gains	1.2	0.1
Ending Balance	$9.9	$10.3

The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 28, 2019 (in millions):

Fair Value	Significant Unobservable Inputs
$9.9	Exit Capitalization Rate	5.0% to 7.0%
	Discount Rate	6.5% to 8.0%
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 29, 2018 (in millions):

Fair Value	Significant Unobservable Inputs
$10.3	Exit Capitalization Rate	4.9% to 7.0%
	Discount Rate	6.6% to 7.8%

Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows (in millions):

	2019	2018
Accrued Compensation and Benefits	$4.0	$3.4
Pension and Other Post Retirement Benefits	75.4	87.7
Total	$79.4	$91.1

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Loss	$45.2	$52.3
Prior Service Cost	1.1	1.4
Total	$46.3	$53.7

The accumulated benefit obligation for all defined benefit pension plans was $276.3 million and $244.0 million as of December 28, 2019 and December 29, 2018, respectively.

The accumulated benefit obligation exceeded plan assets for all pension plans as of December 28, 2019 and December 29, 2018.
The following weighted average assumptions were used to determine the projected benefit obligation as of December 28, 2019 and December 29, 2018, respectively:

	2019	2018
Discount Rate	3.3%	4.4%

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
Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the fiscal years ended December 28, 2019 and December 29, 2018.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in OCI for the defined benefit pension plans were as follows (in millions):

	2019	2018	2017
Service Cost	$6.2	$7.3	$7.2
Interest Cost	10.6	9.3	9.3
Expected Return on Plan Assets	(12.5)	(11.9)	(11.2)
Amortization of Net Actuarial Loss	2.2	3.5	2.3
Amortization of Prior Service Cost	0.3	0.2	0.2
Net Periodic Benefit Cost	$6.8	$8.4	$7.8

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.2	$0.2	$0.1
Net Actuarial Loss	1.7	2.7	1.5
Total Recognized in OCI	$1.9	$2.9	$1.6

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during the 2020 fiscal year are $0.3 million and $1.8 million, respectively.
As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of associates expected to receive benefits under the plans.
The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2019, 2018 and 2017, respectively.

	2019	2018	2017
Discount Rate	4.4%	3.8%	4.3%
Expected Long-Term Rate of Return on Assets	7.0%	6.9%	7.0%

The Company made contributions to its defined benefit plan of $10.8 million and $10.9 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

The Company estimates that in fiscal 2020 it will make contributions in the amount of $10.1 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2020	$16.5
2021	16.1
2022	15.9
2023	16.7
2024	16.7
2025-2028	82.8

Post Retirement Health Care Plan

In connection with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. in 2015, the Company established an unfunded post retirement health care plan for certain domestic retirees and their dependents.

The following table presents a reconciliation of the accumulated benefit obligation of the post retirement health care plan (in millions):

Change in Accumulated Post Retirement Benefit Obligation	2019	2018
Obligation at Beginning of Period	$9.2	$12.1
Service Cost	—	0.1
Interest Cost	0.3	0.4
Actuarial Gain	(0.7)	(2.8)
Amendments	(1.9)	—
Curtailment Gain	(0.5)	—
Participant Contributions	0.2	0.4
Less: Benefits Paid	0.7	1.0
Obligation at End of Period	$5.9	$9.2

The Company recognized the funded status of its post retirement health care plan on the balance sheet as follows (in millions):

	2019	2018
Accrued Compensation and Benefits	$0.5	$0.7
Pension and Other Post Retirement Benefits	5.4	8.5
Total	$5.9	$9.2
Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$(4.1)	$(3.7)
Prior Service Cost	(1.7)	—
Total	$(5.8)	$(3.7)

The following assumptions were used to determine the accumulated post retirement benefit obligation as of December 28, 2019 and December 29, 2018, respectively.

	2019	2018
Discount Rate	3.2%	4.2%

Net periodic post retirement health care benefit costs for the post retirement health care plan were as follows (in millions):

	2019	2018	2017
Service Cost	$—	$0.1	$0.1
Interest Cost	0.3	0.4	0.4
Amortization of Net Actuarial Gain	(0.4)	—	—
Amortization of Prior Service Cost	(0.1)	—	—
Curtailment Gain	(0.5)	—	—
Net Periodic Post Retirement Health Care Benefit Cost	$(0.7)	$0.5	$0.5

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$(0.1)	$—	$—
Net Actuarial Gain	(0.3)	—	—
Total Recognized in OCI	$(0.4)	$—	$—

The estimated prior service cost and net actuarial gain for the post retirement health care plan that will be amortized from AOCI into net periodic post retirement health care benefit cost during the 2020 fiscal year is $0.9 million and $0.6 million, respectively.

The following assumptions were used to determine net periodic post retirement health care benefit cost for fiscal years 2019, 2018 and 2017, respectively.

	2019	2018	2017
Discount Rate	4.2%	3.5%	3.9%

The health care cost trend rate for fiscal 2020, 2019 and 2018, respectively, is 6.8%, 7.6% and 8.0% for pre-65 participants and 5.1%, 5.3% and 5.4% for post-65 participants, decreasing to 4.5% for all years in fiscal 2026, the year that the health care cost trend rate reaches the assumed ultimate rate. A one percentage point change in the health care cost trend rate assumption would have an immaterial impact on both the accumulated post retirement benefit obligation and on the net periodic post retirement health care benefit cost.

The Company contributed $0.4 million and $0.6 million to the post retirement health care plan in fiscal 2019 and fiscal 2018, respectively. The Company estimates that in fiscal 2020 it will make contributions of $0.5 million to the post retirement health care plan.

The following post retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2020	$0.5
2021	0.5
2022	0.5
2023	0.4
2024	0.4
2025-2028	1.7

(9) Leases
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

Operating leases are included in the following asset and liability accounts on the Company's Consolidated Balance Sheet: Operating Lease Assets, Current Operating Lease Liabilities and Noncurrent Operating Lease Liabilities. ROU assets and liabilities arising from finance leases are included in the following asset and liability accounts on the Company's Consolidated Balance Sheet: Net Property, Plant and Equipment, Current Maturities of Long-Term Debt and Long-Term Debt.

Short-term and variable lease expense was immaterial. The components of lease expense were as follows (in millions):

December 28, 2019
Operating Lease Cost	$31.1
Finance Lease Cost:
Amortization of ROU Assets	0.3
Interest on Lease Liabilities	0.2
Total Lease Expense	$31.6

Maturity of lease liabilities as of December 28, 2019 were as follows (in millions):

	Operating Leases	Finance Leases	Total
2020	$26.6	$0.5	$27.1
2021	20.9	0.5	21.4
2022	14.1	0.6	14.7
2023	8.3	0.6	8.9
2024	5.2	0.6	5.8
Thereafter	13.4	1.9	15.3
Total Lease Payments	$88.5	$4.7	$93.2
Less: Interest	(15.9)	(1.0)	(16.9)
Present Value of Lease Liabilities	$72.6	$3.7	$76.3

Future minimum lease payments under operating leases as of December 29, 2018 were as follows (in millions):

Year	Expected Payments
2019	$30.8
2020	24.7
2021	19.2
2022	11.7
2023	6.5
Thereafter	16.2

Other information related to leases was as follows (in millions):

Supplemental Cash Flows Information	December 28, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$30.6
Operating Cash Flows from Finance Leases	0.3
Financing Cash Flows from Finance Leases	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	13.6
Weighted Average Remaining Lease Term
Operating Leases	4.7 years
Finance Leases	8.3 years
Weighted Average Discount Rate
Operating Leases	8.8%
Finance Leases	5.9%

As of December 28, 2019, the Company has additional operating leases that have not yet commenced for future lease payments of $10.5 million. These operating leases will commence during fiscal year 2020 with lease terms of one to 10.5 years. The Company had no finance leases that had not yet commenced nor entered into as of December 28, 2019.

(10) Shareholders' Equity
Common Stock

The Company acquired and retired 1,652,887 shares of its common stock in fiscal 2018 at an average cost of $77.31 per share for a total cost of $127.8 million. At a meeting of the Board of Directors in July 2018, the Company's Board of Directors approved the extinguishment of the existing 3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. In fiscal 2019, the Company acquired and retired under the July 2018 repurchase authorization 2,013,782 shares of its common stock at an average cost of $74.52 per share for a total cost of $150.1 million. Also in fiscal 2019, the Company acquired and retired 180,763 shares of its common stock at an average cost of $83.01 per share for a total cost of $15.0 million under the October 25, 2019 repurchase authorization.

There is approximately $235.0 million in common stock available for repurchase under the October 25, 2019 repurchase authorization as of December 28, 2019.

Share-Based Compensation

The Company recognized approximately $13.0 million, $16.9 million and $13.6 million in share-based compensation expense in fiscal years 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $3.1 million, $4.1 million and $5.2 million in fiscal years 2019, 2018 and 2017, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $23.0 million, $12.8 million and $11.9 million in fiscal years 2019, 2018 and 2017, respectively. On October 10, 2018, the Company entered into a retirement agreement with the CEO resulting in the modification of the CEO's unvested awards. The Company expensed the modified awards over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company recognized compensation cost. On December 27, 2019, the Company entered into a retirement agreement with the COO resulting in the modification of certain of the COO's unvested awards. The Company expects to recognize the modified award values over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company expects to recognize the unrecognized compensation cost. Total unrecognized compensation cost related to share-based compensation awards was approximately $18.5 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years as of December 28, 2019.

During 2018, the Company's shareholders approved the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan authorizes the issuance of 2.1 million shares of common stock, plus the number of shares reserved under the prior 2013 Equity Incentive Plan that are not the subject of outstanding awards for equity-based awards and terminates any further grants under prior equity plans. Approximately 3.6 million shares were available for future grant or payment under the 2018 Plans as of December 28, 2019.

Options and Stock Appreciation Rights

The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share that generally vest over 5 years and expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, expired and canceled shares were immaterial.

The table below presents SARs share-based compensation activity for the fiscal years ended 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$11.7	$5.2	$4.3
Cash Received from Stock Option Exercises	0.1	—	0.4
Total Fair Value of Share-Based Incentive Awards Vested	5.4	3.9	4.3

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for SARs were as follows:

	2019	2018	2017
Per Share Weighted Average Fair Value of Grants	$20.84	$22.73	$23.31
Risk-Free Interest Rate	2.4%	2.9%	2.1%
Expected Life (Years)	7.0	7.0	7.0
Expected Volatility	25.0%	27.8%	28.6%
Expected Dividend Yield	1.5%	1.4%	1.3%

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

Following is a summary of share-based incentive plan activity (options and SARs) for fiscal 2019:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2018	1,539,368	$69.31
Granted	188,809	81.81
Exercised	(869,183)	67.88
Forfeited	(37,136)	76.94
Expired	(4,068)	74.37
Outstanding as of December 28, 2019	817,790	$73.34	6.0	$9.9
Exercisable as of December 28, 2019	415,570	$69.57	3.8	$6.6

Compensation expense recognized related to options and SARs was $2.7 million, $4.7 million and $4.1 million for fiscal years 2019, 2018 and 2017, respectively.

As of December 28, 2019, there was $6.4 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.4 years.

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

Following is the summary of RSAs activity for fiscal 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of December 29, 2018	15,660	$74.38	0.4
Granted	15,571	80.41
Vested	(15,660)	74.38
Unvested RSAs as of December 28, 2019	15,571	$80.41	0.4

The weighted average grant date fair value of awards granted was $80.41, $74.68 and $80.70 in fiscal years 2019, 2018 and 2017, respectively.

RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $1.2 million, $1.2 million and $1.1 million for fiscal 2019, 2018 and 2017, respectively.

As of December 28, 2019, there was $0.5 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.4 years.

Following is the summary of RSUs activity for fiscal 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of December 29, 2018	234,824	$69.78	1.6
Granted	93,428	78.98
Vested	(136,372)	64.47
Forfeited	(16,855)	76.34
Unvested RSUs as of December 28, 2019	175,025	$78.19	1.9

The weighted average grant date fair value of awards granted was $78.98, $74.51 and $80.48 in fiscal years 2019, 2018 and 2017, respectively.

RSUs vest on the third anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $6.2 million, $7.8 million and $6.2 million for fiscal 2019, 2018 and 2017, respectively.

As of December 28, 2019, there was $7.4 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

Performance Share Units

Performance share unit awards ("PSUs") consist of shares or the rights to shares of the Company's stock which are awarded to associates of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of 3 years, vest three years from the grant date and are issued at a performance target of 100%. The PSUs have performance criteria based on a return on invested capital metric or they have performance criteria using returns relative to the Company's peer group. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price less net present value of dividends as of the grant date depending on the performance criteria for the award.
The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
Risk-free interest rate	2.3%	2.7%	1.6%
Expected life (years)	3.0	3.0	3.0
Expected volatility	25.0%	25.0%	24.0%
Expected dividend yield	1.5%	1.4%	1.3%

Following is the summary of PSUs activity for fiscal 2019:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of December 29, 2018	167,840	$71.71	1.8
Granted	48,091	85.54
Vested	(64,961)	65.85
Forfeited	(60,405)	67.90
Unvested PSUs as of December 28, 2019	90,565	$86.35	1.9

The weighted average grant date fair value of awards granted was $85.54, $83.80 and $90.82 in fiscal years 2019, 2018 and 2017, respectively.

Compensation expense for awards granted are recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $2.9 million, $3.2 million and $2.2 million for fiscal 2019, 2018 and 2017, respectively. Total unrecognized compensation expense for all PSUs granted as of December 28, 2019 was $4.2 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

(11) Income Taxes
Income before taxes consisted of the following (in millions):

	2019	2018	2017
United States	$126.7	$121.5	$147.4
Foreign	177.1	170.7	129.8
Total	$303.8	$292.2	$277.2

The provision for income taxes is summarized as follows (in millions):

	2019	2018	2017
Current
Federal	$1.8	$4.5	$36.9
State	1.1	0.8	(0.3)
Foreign	35.9	37.9	32.2
	$38.8	$43.2	$68.8
Deferred
Federal	$20.4	$16.6	$(7.2)
State	2.6	2.1	2.2
Foreign	(0.6)	(5.5)	(4.7)
	22.4	13.2	(9.7)
Total	$61.2	$56.4	$59.1

A reconciliation of the statutory federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2019	2018	2017
Federal Statutory Rate	21.0%	21.0%	35.0%
State Income Taxes, Net of Federal Benefit	1.3%	1.1%	0.3%
Domestic Production Activities Deduction	—%	—%	(1.0)%
Foreign Rate Differential - China	0.9%	0.9%	(2.1)%
Foreign Rate Differential - All Other	(2.8)%	(1.4)%	(4.3)%
Research and Development Credit	(2.5)%	(2.5)%	(3.0)%
Valuation Allowance	0.8%	(0.3)%	(0.6)%
Tax Cuts and Jobs Act of 2017	—%	(1.3)%	(0.4)%
Tax on Repatriation	3.4%	1.3%	—%
Adjustments to Tax Accruals and Reserves	0.3%	—%	(1.9)%
Tax Impact of Divestitures	(1.7)%	—%	—%
Other	(0.6)%	0.5%	(0.7)%
Effective Tax Rate	20.1%	19.3%	21.3%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $(113.5) million as of December 28, 2019, classified on the consolidated Balance Sheet as a net non-current deferred tax asset of $58.4 million and a net non-current deferred income tax liability of $(171.9) million. As of December 29,

2018, the Company's net deferred tax liability was $(114.1) million classified on the consolidated Balance Sheet as a net non-current deferred income tax benefit of $34.2 million and a net non-current deferred income tax liability of $(148.3) million.

The components of this net deferred tax liability are as follows (in millions):

	December 28, 2019	December 29, 2018
Accrued Benefits	$54.3	$53.9
Bad Debt Allowances	2.0	2.2
Warranty Accruals	2.5	3.6
Inventory	7.3	14.6
Accrued Liabilities	(2.6)	(8.0)
Derivative Instruments	1.4	1.8
Tax Loss Carryforward	35.4	13.1
Valuation Allowance	(12.9)	(4.9)
Operating Lease Liability	17.2	—
Other	18.0	14.0
Deferred Tax Assets	122.6	90.3
Property Related	(36.1)	(32.2)
Intangible Items	(182.8)	(172.2)
Operating Lease Asset	(17.2)	—
Deferred Tax Liabilities	(236.1)	(204.4)
Net Deferred Tax Liability	$(113.5)	$(114.1)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized Tax Benefits, December 31, 2016	$10.0
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	2.7
Settlements with Taxing Authorities	(5.3)
Lapse of Statute of Limitations	(0.7)
Unrecognized Tax Benefits, December 30, 2017	$6.7
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.3
Settlements with Taxing Authorities	(0.1)
Lapse of Statute of Limitations	(0.4)
Unrecognized Tax Benefits, December 29, 2018	$6.5
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.7
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, December 28, 2019	$6.9

Unrecognized tax benefits as of December 28, 2019 amount to $6.9 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal years 2019, 2018 and 2017, the Company recognized approximately $0.5 million, $0.2 million and $(0.2) million in net interest (income) expense, respectively. The Company had approximately $2.3 million, $1.9 million and $1.7 million of accrued interest as of December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

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

As of December 28, 2019, the Company had approximately $35.4 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. As of December 29, 2018, the Company had approximately $13.1 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.

Valuation allowances totaling $12.9 million and $4.9 million as of December 28, 2019 and December 29, 2018, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted tax holidays for some of its Chinese subsidiaries. Some of these tax holidays expired in 2019 and others will expire in 2020. All tax holidays will be renewed subject to certain conditions with which the Company expects to comply. In 2019, these holidays decreased the Provision for Income Taxes by $3.9 million.

The Company continues to treat approximately $123.2 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $19.1 million on those earnings.

(12) Contingencies
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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2019 and fiscal 2018 (in millions):

	December 28, 2019	December 29, 2018
Beginning Balance	$14.8	$16.0
Less: Payments	14.5	20.1
Provisions	15.2	20.2
Acquisitions	—	0.3
Held for Sale	(0.4)	(1.4)
Translation Adjustments	—	(0.2)
Ending Balance	$15.1	$14.8

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 28, 2019 or December 29, 2018.

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

As of December 28, 2019 and December 29, 2018, the Company had $1.3 million and $(2.1) million, net of tax, of derivative gains (losses) on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
As of December 28, 2019, the Company had the following commodity forward contracts outstanding (with maturities extending through April 2021) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

	December 28, 2019	December 29, 2018

Copper	$49.3	$95.4
Aluminum	3.4	10.0

As of December 28, 2019, the Company had the following currency forward contracts outstanding (with maturities extending through July 2021) to hedge forecasted foreign currency cash flows (in millions):

	December 28, 2019	December 29, 2018

Mexican Peso	$160.2	$182.3
Chinese Renminbi	104.6	125.5
Indian Rupee	36.7	44.0
Euro	127.0	225.7
Canadian Dollar	9.4	11.4
Australian Dollar	11.4	13.2
Thai Baht	5.7	6.7
Swedish Krona	2.4	—
British Pound	15.4	15.3

As of December 28, 2019, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2022.

Fair values of derivative instruments as of December 28, 2019 and December 29, 2018 were (in millions):

	December 28, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.0
Currency Contracts	8.8	10.3	3.0	0.2
Commodity Contracts	2.6	0.1	0.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	0.1	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$11.5	$10.4	$3.4	$1.2

	December 29, 2018
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Currency Contracts	$6.0	$7.2	$4.3	$1.1
Commodity Contracts	0.1	—	6.0	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.6	—	0.7	—
Commodity Contracts	—	—	0.3	—
Total Derivatives	$6.7	$7.2	$11.3	$1.2

As of December 29, 2018, the Company's interest rate swap had an immaterial balance and is not presented in the fair value amounts above.

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years 2019, 2018 and 2017 were (in millions):

	Fiscal 2019
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Income	$1.5	$16.5	$1.3	$19.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	(7.7)	4.2	—	(3.5)
Gain Recognized in Operating Expense	—	2.5	—	2.5
Gain Recognized in Interest Expense	—	—	2.4	2.4

	Fiscal 2018
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Loss	$(17.9)	$11.0	$1.7	$(5.2)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2
Gain Recognized in Cost of Sales	5.0	2.9	—	7.9
Gain Recognized in Operating Expense	—	6.1	—	6.1
Gain Recognized in Interest Expense	—	—	1.6	1.6

	Fiscal 2017
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Loss	$21.7	$46.3	$0.5	$68.5
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.9	—	0.9
Gain (Loss) Recognized in Cost of Sales	12.2	(22.1)	—	(9.9)
Loss Recognized in Interest Expense	—	—	(2.8)	(2.8)

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income for fiscal years 2019, 2018 and 2017 were (in millions):

	Fiscal 2019
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Loss Recognized in Operating Expenses	—	(1.1)	(1.1)

	Fiscal 2018
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(0.5)	$—	$(0.5)
Loss Recognized in Operating Expenses	—	(6.8)	(6.8)

	Fiscal 2017
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(1.1)	$—	$(1.1)
Gain Recognized in Operating Expenses	—	14.3	14.3

The net AOCI balance related to hedging activities of a $8.0 million gain as of December 28, 2019 includes $6.2 million of net deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 28, 2019 and December 29, 2018.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	December 28, 2019
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$(2.5)	$6.4
Derivative Commodity Contracts	2.6	(0.3)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	10.3	(0.1)	10.2
Derivative Commodity Contracts	0.1	—	0.1
Current Hedging Obligations:
Derivative Currency Contracts	3.1	(2.5)	0.6
Derivative Commodity Contracts	0.3	(0.3)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.2	(0.1)	0.1

	December 29, 2018
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.6	$(3.6)	$3.0
Derivative Commodity Contracts	0.1	(0.1)	—
Other Noncurrent Assets:
Derivative Currency Contracts	7.2	(0.6)	6.6
Current Hedging Obligations:
Derivative Currency Contracts	5.0	(3.6)	1.4
Derivative Commodity Contracts	6.3	(0.1)	6.2
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.1	(0.6)	0.5
Derivative Commodity Contracts	0.1	—	0.1

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 28, 2019 and December 29, 2018, respectively (in millions):

	December 28, 2019	December 29, 2018
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$6.6	Level 2
Derivative Commodity Contracts	2.6	0.1	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.1	5.6	Level 1
Derivative Currency Contracts	10.3	7.2	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	3.1	5.0	Level 2
Derivative Commodity Contracts	0.3	6.3	Level 2
Noncurrent Hedging Obligations:
Interest Rate Swap	1.0	—	Level 2
Derivative Currency Contracts	0.2	1.1	Level 2
Derivative Commodity Contracts	—	0.1	Level 2

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
The Company did not change its valuation techniques during fiscal 2019.
(15) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2019, 2018 and 2017. Restructuring costs include associate termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's Simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for associate termination expenses are generally required to be accrued over the associate remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for fiscal 2019 and fiscal 2018 (in millions):

	December 28, 2019	December 29, 2018
Beginning Balance	$0.2	$1.2
Provision	21.6	7.7
Less: Payments	20.9	8.7
Ending Balance	$0.9	$0.2

The following is a reconciliation of expenses by type for the restructuring projects in fiscal years 2019, 2018 and 2017 (in millions):

	2019			2018			2017
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Associate Termination Expenses	$5.7	$6.5	$12.2	$—	$0.3	$0.3	$2.6	$1.7	$4.3
Facility Related Costs	5.0	4.4	9.4	2.3	3.4	5.7	4.3	0.9	5.2
Other Expenses	—	—	—	0.8	0.8	1.6	3.9	—	3.9
Total Restructuring Costs	$10.7	$10.9	$21.6	$3.1	$4.5	$7.6	$10.8	$2.6	$13.4
Restructuring-Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$0.1	$—	$0.1	$0.7	$—	$0.7
Total Restructuring-Related Costs	$—	$—	$—	$0.1	$—	$0.1	$0.7	$—	$0.7
Total Restructuring and Restructuring-Related Costs	$10.7	$10.9	$21.6	$3.2	$4.5	$7.7	$11.5	$2.6	$14.1

The following table shows the allocation of Restructuring Expenses by segment for fiscal years 2019, 2018 and 2017 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Expenses - 2019	$21.6	$9.5	$7.2	$2.2	$2.7
Restructuring Expenses - 2018	$7.7	$2.9	$2.7	$1.8	$0.3
Restructuring Expenses - 2017	$14.1	$7.8	$3.1	$2.5	$0.7

The Company's current restructuring activities are expected to continue into fiscal 2020. The Company expects to record aggregate future charges of approximately $27.2 million related to announced projects as of year-end fiscal 2019, which includes $14.4 million of associate termination expenses and $12.8 million of facility related and other costs.

(16) Subsequent Events

The Company has evaluated subsequent events since December 28, 2019, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 28, 2019. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 28, 2019 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors” and “Stock Ownership” in the 2020 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all our directors, officers and associates. The Code is available on our website, along with our current Corporate Governance Guidelines, at www.regalbeloit.com. The Code and our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Beloit Corporation. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2020 Proxy Statement is incorporated by reference herein.
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the sections titled “Stock Ownership” in the 2020 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 28, 2019.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	817,790	$73.34	3,584,570
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	817,790		3,584,570
(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan and 2018 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2020 Proxy Statement is incorporated by reference herein.
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2020” in the 2020 Proxy Statement is incorporated by reference herein.

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
3. Exhibits required by Item 601 of Regulation S-K:

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3 to Regal Beloit Corporation's Current Report on Form 8-K filed on May 1, 2015]
3.2	Amended and Restated Bylaws of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on March 14, 2019]
4.1	Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
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

4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**
10.1*
Form of Executive Employment Agreement, dated as of March 12, 2019, between Regal Beloit Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.2*
Form of Key Executive Employment and Severance Agreement, effective as of April 1, 2019, between Regal Beloit Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.3*	Form of Retirement Agreement, dated as of December 27, 2019, between Regal Beloit Corporation and Jonathan J. Schlemmer.**
10.4*
Form of Retirement Agreement, dated as of October 10, 2018, between Regal Beloit Corporation and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.25 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on February 26, 2019]

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Jonathan J. Schlemmer and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.6*	Regal Beloit Corporation Supplemental Defined Contribution Retirement Plan.**
10.7*	Regal Beloit Corporation Supplemental Employee Retirement Plan For Salary Level 27 & 30 Employees.**
10.8*
Regal Beloit Corporation 2007 Equity Incentive Plan [Incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007]

10.9*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.10*
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

10.14*	Form of Participation Agreement for Target Supplemental Retirement Plan.**
10.15*
Regal Beloit Corporation 2016 Incentive Compensation Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders held April 25, 2016]

10.16*
Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.17*
Form of Stock Appreciation Rights Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.18*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.19*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.20*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.21*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.22*
Key Executive Employment and Severance Agreement, dated as of October 26, 2016, between Regal Beloit Corporation and Thomas E. Valentyn [Incorporated by reference to Exhibit 10.23 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.23*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Robert J. Rehard. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 5, 2018]

10.24*
Form of Key Executive Employment and Severance Agreement, dated as of January 19, 2019, between Regal Beloit Corporation and Timothy J. Oswald. [Incorporated by reference to Exhibit 10.24 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on February 26, 2019]

10.25*
Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A filed on March 21, 2018 for the 2018 annual meeting of shareholders held April 30, 2018]

10.26*	Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Regal Beloit Corporation 2018 Equity Incentive Plan.**
10.27*	Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Beloit Corporation 2018 Equity Incentive Plan.**
10.28*	Form of Restricted Stock Unit Award Agreement (Cash Settled) under the Regal Beloit Corporation 2018 Equity Incentive Plan.**
10.29*	Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2018 Equity Incentive Plan.**
10.30*	Form of Performance Share Unit Award Agreement (Return on Invested Capital) under the Regal Beloit Corporation 2018 Equity Incentive Plan.**
10.31*	Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Beloit Corporation 2018 Equity Incentive Plan.**
21	Significant Subsidiaries of Regal Beloit Corporation.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
________________________
* A management contract or compensatory plan or arrangement.
** Furnished herewith.

(b)	Exhibits- see (a)3., above.
(c) See (a)2., above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2020.

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
Jason R. Longley
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOUIS V. PINKHAM	Director and Chief Executive Officer	February 26, 2020
Louis V. Pinkham	(Principal Executive Officer)

/s/ JAN A. BERTSCH	Director	February 26, 2020
Jan A. Bertsch

/s/ STEPHEN M. BURT	Director	February 26, 2020
Stephen M. Burt

/s/ ANESA T. CHAIBI	Director	February 26, 2020
Anesa T. Chaibi

/s/ CHRISTOPHER L. DOERR	Director	February 26, 2020
Christopher L. Doerr

/s/ THOMAS J. FISCHER	Director	February 26, 2020
Thomas J. Fischer

/s/ DEAN A. FOATE	Director	February 26, 2020
Dean A. Foate

/s/ MICHAEL F. HILTON	Director	February 26, 2020
Michael F. Hilton

/s/ RAKESH SACHDEV	Director, Chairman	February 26, 2020
Rakesh Sachdev

/s/ CURTIS W. STOELTING	Director	February 26, 2020
Curtis W. Stoelting

/s/ JANE L. WARNER	Director	February 26, 2020
Jane L. Warner

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Receivables:
Fiscal 2019	$13.3	$4.0	$(7.5)	$(0.1)	$9.7
Fiscal 2018	11.3	6.9	(2.1)	(2.8)	13.3
Fiscal 2017	11.5	1.3	(2.8)	1.3	11.3

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustments consist of balances moved to held for sale and translation.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable