Form 10-Q
period 2020-03-28
REGAL BELOIT CORP
filed 2020-05-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 28, 2020 or

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
Yes  ☐ No  ☒
On April 27, 2020 the registrant had outstanding 40,519,715 shares of common stock, $0.01 par value per share.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “forecast,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•	the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on us and our customers and supplier and the geographies in which we operate;

•	uncertainties regarding our ability to execute our restructuring plans within expected costs and timing;

•	actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and power transmission industries;

•
our ability to develop new products based on technological innovation, such as the Internet of Things, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business;

•	fluctuations in commodity prices and raw material costs;

•	our dependence on significant customers;

•	risks associated with global manufacturing, including risks associated with public health crises;

•	issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;

•	effects on earnings of any significant impairment of goodwill or intangible assets;

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

•
other risks and uncertainties including but not limited to those described in “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2020 and from time to time in other filed reports.

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is included in "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 26, 2020 and within this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Sales	$734.2	$853.8
Cost of Sales	530.9	619.2
Gross Profit	203.3	234.6
Operating Expenses	131.9	145.2
Gain on Divestiture of Businesses	(0.1)	(41.2)
Asset Impairments	1.5	10.0
Total Operating Expenses	133.3	114.0
Income from Operations	70.0	120.6
Other (Income) Expenses, net	(1.1)	0.1
Interest Expense	11.6	13.6
Interest Income	1.1	1.1
Income before Taxes	60.6	108.0
Provision for Income Taxes	13.9	21.2
Net Income	46.7	86.8
Less: Net Income Attributable to Noncontrolling Interests	0.9	0.9
Net Income Attributable to Regal Beloit Corporation	$45.8	$85.9
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.13	$2.01
Assuming Dilution	$1.12	$1.99
Weighted Average Number of Shares Outstanding:
Basic	40.6	42.8
Assuming Dilution	40.8	43.1

See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Income	$46.7	$86.8
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(57.5)	11.2
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of $0.0 Million Tax Effects for the Three Months Ended March 28, 2020 and March 30, 2019, Respectively	—	2.2
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(9.4) Million and $4.4 Million for the Three Months Ended March 28, 2020 and March 30, 2019, Respectively	(29.6)	14.1
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $(0.6) Million and $0.1 Million for the Three Months Ended March 28, 2020 and March 30, 2019, Respectively	(2.0)	0.3
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.0 Million and $0.1 Million for the Three Months Ended March 28, 2020 and March 30, 2019, Respectively	0.1	0.4
Other Comprehensive Income (Loss)	(89.0)	28.2
Comprehensive Income (Loss)	(42.3)	115.0
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.2	1.4
Comprehensive Income (Loss) Attributable to Regal Beloit Corporation	$(42.5)	$113.6
See accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 28, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$604.5	$331.4
Trade Receivables, Less Allowances of $12.1 Million in 2020 and $9.7 Million in 2019	464.0	461.4
Inventories	655.3	678.4
Prepaid Expenses and Other Current Assets	104.0	133.7
Assets Held for Sale	6.6	2.8
Total Current Assets	1,834.4	1,607.7
Net Property, Plant, and Equipment	570.3	605.0
Operating Lease Assets	71.4	71.0
Goodwill	1,494.0	1,501.3
Intangible Assets, Net of Amortization	552.8	567.2
Deferred Income Tax Benefits	41.8	58.4
Other Noncurrent Assets	21.2	20.1
Total Assets	$4,585.9	$4,430.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$340.3	$337.0
Dividends Payable	12.1	12.2
Current Hedging Obligations	29.5	3.4
Accrued Compensation and Employee Benefits	63.2	67.3
Other Accrued Expenses	112.8	118.4
Current Operating Lease Liabilities	21.8	21.6
Current Maturities of Long-Term Debt	0.6	0.6
Total Current Liabilities	580.3	560.5
Long-Term Debt	1,364.3	1,136.9
Deferred Income Taxes	161.3	171.9
Noncurrent Hedging Obligations	7.0	1.2
Pension and Other Post Retirement Benefits	78.4	80.8
Noncurrent Operating Lease Liabilities	51.4	51.0
Other Noncurrent Liabilities	43.1	48.0
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.5 Million and 40.8 Million Shares Issued and Outstanding for 2020 and 2019, Respectively	0.4	0.4
Additional Paid-In Capital	692.5	701.8
Retained Earnings	1,903.8	1,886.7
Accumulated Other Comprehensive Loss	(326.1)	(237.8)
Total Regal Beloit Corporation Shareholders' Equity	2,270.6	2,351.1
Noncontrolling Interests	29.5	29.3
Total Equity	2,300.1	2,380.4
Total Liabilities and Equity	$4,585.9	$4,430.7
See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	45.8	—	0.9	46.7
Other Comprehensive Loss	—	—	—	(88.3)	(0.7)	(89.0)
Dividends Declared ($0.30 Per Share)	—	—	(12.1)	—	—	(12.1)
Stock Options Exercised	—	(0.9)	—	—	—	(0.9)
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Share-Based Compensation	—	2.7	—	—	—	2.7
Adoption of ASU 2016-13	—	—	(2.7)	—	—	(2.7)
March 28, 2020	$0.4	$692.5	$1,903.8	$(326.1)	$29.5	$2,300.1

December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	85.9	—	0.9	86.8
Other Comprehensive Income	—	—	—	27.7	0.5	28.2
Dividends Declared ($0.28 Per Share)	—	—	(12.0)	—	—	(12.0)
Stock Options Exercised	—	(1.5)	—	—	—	(1.5)
Share-Based Compensation	—	4.3	—	—	—	4.3
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
March 30, 2019	$0.4	$786.4	$1,851.8	$(223.7)	$29.1	$2,444.0

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 28, 2020	March 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46.7	$86.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	32.6	34.3
Asset Impairments	1.5	10.0
Noncash Lease Expense	7.6	3.9
Loss on Sale or Disposition of Assets, Net	0.7	0.1
Share-Based Compensation Expense	2.7	4.3
Gain on Divestiture of Businesses	(0.1)	(41.2)
Change in Operating Assets and Liabilities	11.0	(79.9)
Net Cash Provided by Operating Activities	102.7	18.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(10.9)	(20.2)
Proceeds Received from Sales of Property, Plant and Equipment	2.7	—
Proceeds from Divestiture of Businesses	0.3	119.4
Net Cash (Used In) Provided by Investing Activities	(7.9)	99.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	409.7	302.7
Repayments Under Revolving Credit Facility	(182.6)	(372.3)
Proceeds from Short-Term Borrowings	1.5	13.2
Repayments of Short-Term Borrowings	(1.5)	(11.6)
Repayments of Long-Term Borrowings	(0.1)	(24.1)
Dividends Paid to Shareholders	(12.2)	(12.0)
Shares Surrendered for Taxes	(1.1)	(1.6)
Repurchase of Common Stock	(25.0)	—
Distributions to Noncontrolling Interests	—	(0.3)
Net Cash Provided by (Used In) Financing Activities	188.7	(106.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(10.4)	4.2
Net Increase in Cash and Cash Equivalents	273.1	15.7
Cash and Cash Equivalents at Beginning of Period	331.4	248.6
Cash and Cash Equivalents at End of Period	$604.5	$264.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$16.1	$18.1
Income taxes	$7.3	$7.0

See accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2020
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 28, 2019, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 28, 2020 and for the three months ended March 28, 2020 and March 30, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed on February 26, 2020.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 28, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2021.
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

Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU focuses on updates around disclosures of Level 3 fair value measurements and it presents modifications to current disclosure requirements. The additional requirements under this ASU include disclosure for the changes in unrealized gains and losses included in other comprehensive income ("OCI") held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs. The ASU is also eliminating the disclosure requirement for the amount and reason for transfers between Level 1 and Level 2 fair value measurement, valuation processes for Level 3 measurements, and policy for timing of transfers between levels of the fair value hierarchy. In addition, the ASU modifies the disclosure requirements for investments that are valued based on net asset value. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The ASU requires prospective application for only the most recent interim or annual period presented in the year of adoption for changes in unrealized gains and losses included in OCI, the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, and the narrative description of measurement uncertainty. The Company adopted the standard as of December 29, 2019, the beginning of fiscal 2020, with no material impact on the Company's Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326). The focus of this ASU is to require businesses to adjust their allowance for lifetime expected credit losses rather than incurred losses. It is believed that the change will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted the standard as of December 29, 2019, the beginning of fiscal 2020, under the modified retrospective approach. The Company recorded a $3.4 million increase in the allowance for credit losses and a $2.7 million net decrease to retained earnings as of December 29, 2019 for the cumulative effect of adopting ASU 2016-13.

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	March 28, 2020	December 28, 2019
Raw Material and Work in Process	49%	48%
Finished Goods and Purchased Parts	51%	52%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 52% of the Company's inventory at March 28, 2020, and 53% at December 28, 2019 was determined using the last-in, first-out ("LIFO") method.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	March 28, 2020	December 28, 2019
Land and Improvements		$75.1	$80.3
Buildings and Improvements	3 - 50	285.2	305.2
Machinery and Equipment	3 - 15	973.5	988.2
Property, Plant and Equipment		1,333.8	1,373.7
Less: Accumulated Depreciation		(763.5)	(768.7)
Net Property, Plant and Equipment		$570.3	$605.0

For the three months ended March 28, 2020, the Company recognized $1.5 million of asset impairments related to the transfer of assets to held for sale.

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
Customized system/solutions:
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

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
March 28, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$143.4	$72.9	$184.6	$160.9	$561.8
Asia	23.4	36.8	8.6	4.9	73.7
Europe	28.5	13.2	7.6	23.9	73.2
Rest-of-World	4.1	6.7	9.3	5.4	25.5
Total	$199.4	$129.6	$210.1	$195.1	$734.2

March 30, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$175.6	$72.0	$231.4	$172.7	$651.7
Asia	26.2	41.5	10.4	7.4	85.5
Europe	34.2	13.3	11.5	24.7	83.7
Rest-of-World	6.2	11.3	10.0	5.4	32.9
Total	$242.2	$138.1	$263.3	$210.2	$853.8

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

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of March 28, 2020 and December 28, 2019 were $6.6 million and $2.8 million, respectively, as the Company has both the intent and ability to sell these assets.

2019 Divestitures

Regal Drive Technologies

On January 7, 2019, the Company sold its Regal Drive Technologies business and received proceeds of $0.3 million in the current quarter and $119.9 million in the prior year. Regal Drive Technologies was included in the Company's Commercial Systems segment. The Company recognized a gain on sale of $0.1 million in the current quarter and $41.0 million in the prior year in the Condensed Consolidated Statements of Income.

Velvet Drive

On April 1, 2019, the Company sold its Velvet Drive business and received proceeds of $8.9 million. This business was included in the Company's Power Transmissions Solutions segment. The Company recognized a loss on sale of $0.5 million in the Condensed Consolidated Statements of Income.

CapCom

On April 1, 2019, the Company sold its CapCom business and received proceeds of $9.9 million. This business was included in the Company's Climate Solutions segment and considered a non-core business. The Company recognized a gain on sale of $6.0 million in the Condensed Consolidated Statements of Income.

Vapor Recovery

On July 1, 2019, the Company sold its Vapor Recovery business and received proceeds of $19.2 million. The business was included in the Company's Commercial Systems segment. The Company recognized a loss on sale of $1.9 million in the Condensed Consolidated Statements of Income.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in AOCI, a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended
March 28, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.0	$(31.0)	$(214.8)	$(237.8)
Other Comprehensive Loss before Reclassifications	(39.0)	0.4	(57.2)	(95.8)
Tax Impact	9.4	—	—	9.4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2.6)	0.1	—	(2.5)
Tax Impact	0.6	—	—	0.6
Net Current Period Other Comprehensive Income (Loss)	(31.6)	0.5	(57.2)	(88.3)
Ending Balance	$(23.6)	$(30.5)	$(272.0)	$(326.1)

March 30, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.4)	$(38.2)	$(207.8)	$(251.4)
Other Comprehensive Income (Loss) before Reclassifications	18.5	(0.2)	10.9	29.2
Tax Impact	(4.4)	—	—	(4.4)
Amounts Reclassified from Accumulated Other Comprehensive Income	0.4	0.5	2.2	3.1
Tax Impact	(0.1)	(0.1)	—	(0.2)
Net Current Period Other Comprehensive Income	14.4	0.2	13.1	27.7
Ending Balance	$9.0	$(38.0)	$(194.7)	$(223.7)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 14.
The reclassification amounts for pension and post retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other (Income) Expenses, net (see also Note 8).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

In the fourth quarter 2019, in conjunction with the Company's annual goodwill impairment test, the Company concluded that the excess fair value over carrying value for the global industrial motors, commercial air moving and power switch reporting units, along with the trade name associated with the PTS acquisition, were less than 10 percent. In the first quarter 2020, the Company reviewed triggering events primarily driven by the economic uncertainty caused by COVID-19 for the global industrial motors, commercial air moving and commercial hermetic motors reporting units. The excess fair value over carrying value continues to be less than 10 percent for the global industrial motors reporting unit and the reporting unit continues to be at risk for impairment.

The Company developed assumptions for the potential impact of COVID-19 given the uncertainty related to supply and demand disruptions on operating results for the global industrial motors, commercial air moving and commercial hermetic motors reporting units.

While the Company is committed to the strategic actions necessary to realize the long-term forecasted revenues and EBITDA margins of these reporting units, a worsening economic outlook for these reporting units could result in future impairment charges.

A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance or a lack of recovery or further decline in the Company's market capitalization, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods which could have a material adverse effect on the Company's financial statements.

The global industrial motors reporting unit had goodwill of $121.9 million, the commercial air moving reporting unit had goodwill of $37.8 million and the commercial hermetic motors reporting unit had goodwill of $49.3 million as of March 28, 2020.

The following table presents changes to goodwill during the three months ended March 28, 2020 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 28, 2019	$1,501.3	$426.6	$170.8	$331.2	$572.7
Translation Adjustments	(7.3)	(6.0)	(0.9)	(1.5)	1.1
Balance as of March 28, 2020	$1,494.0	$420.6	$169.9	$329.7	$573.8

Cumulative Goodwill Impairment Charges	$285.2	$183.2	$61.6	$17.2	$23.2

Intangible Assets
The following table presents intangible assets (in millions):

		March 28, 2020		December 28, 2019
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$687.8	$309.4	$692.1	$302.4
Technology	14	143.2	100.3	144.0	99.0
Trademarks	14	35.2	25.0	35.9	25.0
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		882.8	451.3	888.6	443.0
Non-Amortizable Trade Name		121.3	—	121.6	—
		$1,004.1	$451.3	$1,010.2	$443.0

Intangible Assets, Net of Amortization		$552.8		$567.2

Amortization expense recorded for the three months ended March 28, 2020 was $12.2 million. Amortization expense recorded for the three months ended March 30, 2019 was $12.8 million. Amortization expense for fiscal year 2020 is estimated to be $47.3 million. Amortization expense does not include any impairment recognized during the respective periods. For the three months ended March 30, 2019, the Company recognized $4.9 million of customer relationships intangible asset impairments related to the transfer of assets to held for sale.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2021	$42.4
2022	40.7
2023	40.6
2024	40.0
2025	38.0

6. SEGMENT INFORMATION

The Company is comprised of four operating segments are: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions.

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
The following sets forth certain financial information attributable to the Company's operating segments for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended
	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
March 28, 2020
External Sales	$199.4	$129.6	$210.1	$195.1	$—	$734.2
Intersegment Sales	11.8	6.7	4.5	0.7	(23.7)	—
Total Sales	211.2	136.3	214.6	195.8	(23.7)	734.2
Gross Profit	50.7	22.6	59.4	70.6	—	203.3
Operating Expenses	37.5	22.9	29.4	42.1	—	131.9
Gain on Divestiture of Businesses	(0.1)	—	—	—	—	(0.1)
Asset Impairments	0.8	0.2	0.5	—	—	1.5
Income (Loss) from Operations	12.5	(0.5)	29.5	28.5	—	70.0
Depreciation and Amortization	8.3	5.9	4.7	13.7	—	32.6
Capital Expenditures	3.1	2.0	3.6	2.2	—	10.9

March 30, 2019
External Sales	$242.2	$138.1	$263.3	$210.2	$—	$853.8
Intersegment Sales	10.5	9.4	4.5	5.9	(30.3)	—
Total Sales	252.7	147.5	267.8	216.1	(30.3)	853.8
Gross Profit	65.5	23.9	70.7	74.5	—	234.6
Operating Expenses	42.3	27.2	30.5	45.2	—	145.2
(Gain) Loss on Divestitures	(41.3)	0.1	—	—	—	(41.2)
Asset Impairments	6.7	0.9	1.3	1.1	—	10.0
Income (Loss) from Operations	57.8	(4.3)	38.9	28.2	—	120.6
Depreciation and Amortization	9.4	6.1	4.9	13.9	—	34.3
Capital Expenditures	6.7	6.4	2.9	4.2	—	20.2

The following table presents identifiable assets information attributable to the Company's operating segments as of March 28, 2020 and December 28, 2019 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of March 28, 2020	$1,246.9	$818.4	$923.5	$1,597.1	$4,585.9
Identifiable Assets as of December 28, 2019	$1,198.5	$802.8	$878.3	$1,551.1	$4,430.7

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of March 28, 2020 and December 28, 2019 (in millions):

	March 28, 2020	December 28, 2019
Term Facility	$720.0	$720.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	244.8	17.7
Other	4.4	4.5
Less: Debt Issuance Costs	(4.3)	(4.7)
Total	1,364.9	1,137.5
Less: Current Maturities	0.6	0.6
Long-Term Debt	$1,364.3	$1,136.9

Credit Agreement
On August 27, 2018 the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended March 28, 2020 and March 30, 2019 was 3.0% and 3.9%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 28, 2020, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $244.8 million, $0.4 million of standby letters of credit issued under the facility, and $254.8 million of available borrowing capacity. For the three months ended March 28, 2020 and March 30, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $109.8 million and $64.3 million, respectively, and weighted average interest rate of 2.8% and 3.8%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At March 28, 2020, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of March 28, 2020, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at March 28, 2020 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of March 28, 2020.

Other Notes Payable

At March 28, 2020, other notes payable of approximately $4.4 million were outstanding with a weighted average interest rate of 5.0%. At December 28, 2019, other notes payable of approximately $4.5 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,376.3 million and $1,162.1 million as of March 28, 2020 and December 28, 2019, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost components (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Service Cost	$0.8	$1.6
Interest Cost	2.1	2.7
Expected Return on Plan Assets	(3.3)	(3.1)
Amortization of Prior Service Cost and Net Actuarial Loss	0.1	0.5
Net Periodic Benefit Cost	$(0.3)	$1.7

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other (Income) Expenses, net on the Company's Condensed Consolidated Statements of Income.
The estimated net actuarial loss and prior service cost (income) for post retirement plans that will be amortized from AOCI into net periodic benefit cost during the 2020 fiscal year are $1.2 million and $(0.6) million, respectively.
For the three months ended March 28, 2020 and March 30, 2019, the Company contributed $1.1 million and $0.8 million, respectively, to post retirement plans. The Company expects to make total contributions of $10.6 million in 2020. The Company contributed a total of $10.8 million in fiscal 2019.

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

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is calculated based upon the sovereign treasury rate for the currency in which the lease liability is denominated when the Company takes possession of the leased asset, adjusted for various factors, such as term and internal credit spread. The ROU asset also includes any lease payments made and excludes lease incentive and initial direct costs incurred.

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

Short-term and variable lease expenses were immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating Lease Cost	$7.7	$9.3
Finance Lease Cost:
Amortization of ROU Assets	0.1	0.1
Interest on Lease Liabilities	0.1	0.1
Total Lease Expense	$7.9	9.5

Maturity of lease liabilities as of March 28, 2020 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$20.4	$0.4	$20.8
2021	22.6	0.5	23.1
2022	16.1	0.6	16.7
2023	10.0	0.6	10.6
2024	6.0	0.6	6.6
Thereafter	13.0	1.9	14.9
Total Lease Payments	$88.1	$4.6	$92.7
Less: Interest	(14.9)	(1.0)	(15.9)
Present Value of Lease Liabilities	$73.2	$3.6	$76.8

Other information related to leases was as follows (in millions):

	Three Months Ended
Supplemental Cash Flows Information	March 28, 2020	March 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$7.6	$9.2
Operating Cash Flows from Finance Leases	0.1	0.1
Financing Cash Flows from Finance Leases	0.1	0.1
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	6.6	3.2
Weighted Average Remaining Lease Term
Operating Leases	4.5 years	4.6 years
Finance Leases	8.0 years	9.0 years
Weighted Average Discount Rate
Operating Leases	8.6%	8.4%
Finance Leases	5.9%	5.9%

As of March 28, 2020, the Company has additional operating leases that have not yet commenced for future lease payments of $10.9 million. These operating leases will commence during fiscal year 2020 with lease terms of one to 10.5 years. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing 3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. For the three months ended March 28, 2020, the Company repurchased and retired 315,072 shares of its common stock at an average cost of $79.38 per share for a total cost of $25.0 million. For the three months ended March 30, 2019, there were no repurchases under the July 2018 program.

As of March 28, 2020, there was approximately $210.0 million in common stock available for repurchase under the October 2019 program.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards had historically been granted in the second fiscal quarter. Beginning in fiscal 2020, the Company changed its process to move the granting of share-based incentive awards to the first fiscal quarter.

The Company recognized approximately $2.7 million and $4.3 million in share-based compensation expense for the three months ended March 28, 2020 and March 30, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.2 million and $0.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of March 28, 2020, total unrecognized compensation cost related to share-based compensation awards was approximately $26.8 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

Approximately 1.8 million shares were available for future grant under the 2018 Equity Incentive Plan at March 28, 2020.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the three months ended March 28, 2020 and March 30, 2019, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	March 28, 2020	March 30, 2019
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$2.0	$3.7
Income Tax (Expense) Benefit from the Exercise of SARs	0.5	(0.2)
Total Fair Value of Share-Based Incentive Awards Vested	—	0.3

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2020	2019
Per share weighted average fair value of grants	$21.23	$20.84
Risk-free interest rate	1.5%	2.4%
Expected life (years)	7.0	7.0
Expected volatility	25.2%	25.0%
Expected dividend yield	1.4%	1.5%

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

The following table presents a summary of share-based incentive plan grant activity the three months ended March 28, 2020.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2019	817,790	$73.34	6.0	$9.9
Granted	181,177	88.25
Exercised	(127,014)	70.26
Forfeited	(71,186)	76.16
Expired	(1,158)	73.83
Outstanding as of March 28, 2020	799,609	$76.95	6.9	$0.2
Exercisable as of March 28, 2020	291,228	$69.33	3.6	$0.1

Compensation expense recognized related to SARs was $0.7 million for the three months ended March 28, 2020.
As of March 28, 2020, there was $8.4 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 3.1 years.

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
The following table presents a summary of RSA award activity for the three months ended March 28, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of December 28, 2019	15,571	$80.41	0.4
Unvested RSAs as of March 28, 2020	15,571	$80.41	0.2

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million for the three months ended March 28, 2020.
As of March 28, 2020, there was $0.2 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.2 years.

The following table presents a summary of RSU award activity for the three months ended March 28, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of December 28, 2019	175,025	$78.19	1.9
Granted	66,446	85.65
Vested	(8,182)	77.80
Forfeited	(18,717)	77.77
Unvested RSUs as of March 28, 2020	214,572	$80.55	2.3

RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $1.0 million for the three months ended March 28, 2020.
As of March 28, 2020, there was $11.0 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.3 years.
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

The assumptions used in the Company's Monte Carlo simulation were as follows:

	2020	2019
Risk-free interest rate	1.4%	2.3%
Expected life (years)	3.0	3.0
Expected volatility	24.0%	25.0%
Expected dividend yield	1.4%	1.5%

The following table presents a summary of PSU activity for the three months ended March 28, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of December 28, 2019	90,565	$86.35	1.9
Granted	42,677	99.74
Forfeited	(16,558)	86.60
Unvested PSUs as of March 28, 2020	116,684	$91.21	2.4

Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.7 million for the three months ended March 28, 2020. Total unrecognized compensation expense for all PSUs granted as of March 28, 2020 is estimated to be $7.2 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.4 years.

11. INCOME TAXES
The effective tax rate for the three months ended March 28, 2020 was 22.9% versus 19.6% for the three months ended March 30, 2019. The change in the effective tax rate for the three months ended March 28, 2020 was primarily driven by the 2019 expiration of the China Hi-Technology incentives. The Company is in the process of renewing these incentives and the impact will be recorded once approval is received.
On March 27, 2020, the CARES Act (the "Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. The Act includes provisions relating to net operating loss carrybacks, modification to the net interest deduction limitations, deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company is evaluating the impact of the Act and currently expects to benefit from the deferral of certain payroll taxes and relief for retaining employees.
As of March 28, 2020 and December 28, 2019, the Company had approximately $9.3 million and $6.9 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2014, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2012.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.4 million and 0.5 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Denominator for Basic Earnings Per Share	40.6	42.8
Effect of Dilutive Securities	0.2	0.3
Denominator for Diluted Earnings Per Share	40.8	43.1

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning Balance	$15.1	$14.8
Less: Payments	(3.6)	(3.7)
Provisions	4.0	5.3
Held for Sale	—	(0.4)
Translation Adjustments	(0.1)	—
Ending Balance	$15.4	$16.0

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 28, 2020 or March 30, 2019.
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
At March 28, 2020, the Company had $(0.6) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, the Company had $1.3 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.

As of March 28, 2020, the Company had the following currency forward contracts outstanding (with maturities extending through October 2021) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$96.3
Mexican Peso	122.8
Euro	68.7
Indian Rupee	43.2
Canadian Dollar	6.8
Australian Dollar	17.4
British Pound	10.4
Thai Baht	6.6

As of March 28, 2020, the Company had the following commodity forward contracts outstanding (with maturities extending through June 2021) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$73.5
Aluminum	4.7

As of March 28, 2020, the total notional amount of the Company's receive variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.

The following table presents the fair values of derivative instruments as of March 28, 2020 and December 28, 2019 (in millions):

	March 28, 2020
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$2.0
Currency Contracts	1.7	11.1	17.8	4.4
Commodity Contracts	0.4	0.1	9.5	0.6
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	2.0	—
Commodity Contracts	—	—	0.2	—
Total Derivatives	$2.4	$11.2	$29.5	$7.0

	December 28, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.0
Currency Contracts	8.8	10.3	3.0	0.2
Commodity Contracts	2.6	0.1	0.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	0.1	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$11.5	$10.4	$3.4	$1.2

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 28, 2020				March 30, 2019
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(13.3)	$(25.1)	$(0.6)	$(39.0)	$8.1	$10.2	$0.2	$18.5
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	—	—	—
Gain (Loss) Recognized in Cost of Sales	(1.1)	2.5	—	1.4	(2.2)	(0.4)	—	(2.6)
Gain Recognized in Operating Expenses	—	0.7	—	0.7	—	1.5	—	1.5
Gain Recognized in Interest Expense	—	—	0.4	0.4	—	—	0.7	0.7

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	March 28, 2020		March 30, 2019
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$(0.1)	$—	$0.2	$—
Loss recognized in Operating Expenses	$—	$(3.4)	$—	$(0.4)

The net AOCI hedging component balance of a $23.6 million loss at March 28, 2020 includes $19.2 million of net current deferred loss expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended March 28, 2020 and December 28, 2019.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	March 28, 2020
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.0	$(2.0)	$—
Derivative Commodity Contracts	0.4	(0.4)	—
Other Noncurrent Assets:
Derivative Currency Contracts	11.1	(2.0)	9.1
Derivative Commodity Contracts	0.1	(0.1)	—
Current Hedging Obligations:
Derivative Currency Contracts	19.8	(2.0)	17.8
Derivative Commodity Contracts	9.7	(0.4)	9.3
Noncurrent Hedging Obligations:
Derivative Currency Contracts	4.4	(2.0)	2.4
Derivative Commodity Contracts	0.6	(0.1)	0.5

	December 28, 2019
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$(2.5)	$6.4
Derivative Commodity Contracts	2.6	(0.3)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	10.3	(0.1)	10.2
Derivative Commodity Contracts	0.1	—	0.1
Current Hedging Obligations:
Derivative Currency Contracts	3.1	(2.5)	0.6
Derivative Commodity Contracts	0.3	(0.3)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.2	(0.1)	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 28, 2020 and December 28, 2019, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at March 28, 2020 and December 28, 2019.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 28, 2020 and December 28, 2019 (in millions):

	March 28, 2020	December 28, 2019	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$2.0	$8.9	Level 2
Derivative Commodity Contracts	0.4	2.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.0	6.1	Level 1
Derivative Currency Contracts	11.1	10.3	Level 2
Derivative Commodity Contracts	0.1	0.1	Level 2
Liabilities:
Current Hedging Obligations:
Derivative Currency Contracts	19.8	3.1	Level 2
Derivative Commodity Contracts	9.7	0.3	Level 2
Noncurrent Hedging Obligations:
Interest Rate Swap	2.0	1.0	Level 2
Derivative Currency Contracts	4.4	0.2	Level 2
Derivative Commodity Contracts	0.6	—	Level 2

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

16. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring related costs on projects during fiscal 2020 and 2019. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's Simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning Balance	$0.9	$0.2
Provision	5.1	2.3
Less: Payments	3.6	2.5
Ending Balance	$2.4	$—

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three months ended March 28, 2020 and March 30, 2019, respectively (in millions):

	Three Months Ended
	March 28, 2020			March 30, 2019
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.5	$0.4	$1.9	$0.2	$0.2	$0.4
Facility Related Costs	2.7	0.4	3.1	0.6	1.3	1.9
Other Expenses	0.1	—	0.1	—	—	—
Total Restructuring Costs	$4.3	$0.8	$5.1	$0.8	$1.5	$2.3

The following table presents the allocation of Restructuring Costs by segment for the three months ended March 28, 2020 and March 30, 2019 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
March 28, 2020	$5.1	$1.8	$0.9	$1.1	$1.3
March 30, 2019	$2.3	$1.2	$1.0	$0.1	$—

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $16.8 million which includes $5.9 million of employee termination expenses, $10.9 million of facility related costs.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events since March 28, 2020, the date of these financial statements.
On April 1, 2020, the Company borrowed $254.8 million under its Credit Agreement. Combined with prior borrowings, the Company has borrowed the full $500.0 million under the Multicurrency Revolving Facility; accordingly, there remains no additional borrowing capacity under the Multicurrency Revolving Facility.
The Company has suspended its share repurchase program at this time. The existing share repurchase program remains authorized by the Company's Board of Directors and the Company may resume share repurchases at any time.

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

Operating Profit. Our operating profit consists of the segment gross profit less the segment operating expenses. In addition, there are shared operating costs that cover corporate and information technology expenses that are consistently allocated to the operating segments and are included in the segment operating expenses. Operating profit is a key metric used to measure year over year improvement of the segments.

Restructuring and Restructuring Related Costs. We incurred restructuring-related costs on employee termination and plant relocation costs. Restructuring related costs includes costs directly associated with actions resulting from our simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

COVID-19 Pandemic
The 2019 coronavirus ("COVID-19") evolved into a global pandemic during the first quarter of 2020 from its epicenter in China. This has resulted in a severe global health crisis that drove a dramatic slowdown in global economic and social activity. COVID-19 started to impact our businesses in China early in the first quarter, and as the virus spread and the quarter progressed, the virus increasingly impacted our business on a global scale.

We are an essential business, and as such have worked to ensure that our global facilities have remained operational. Our products are essential components in a range of applications used in the food & beverage, pharmaceutical, medical, transportation, and data communications industries, among many others. Certain global manufacturing operations have been impacted with plant closures or plants running at reduced rates.

In the face of this global crisis, our first priority has been the health and safety of our associates. In response, we implemented a host of measures to help our associates stay safe - such as practicing social distancing, making face masks mandatory across our sites globally, having associates work from home where possible, and conducting temperature checks, at all manufacturing facilities, as permitted by local laws.

Factors deriving from the COVID-19 response that have or may negatively impact sales and operating profit in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, components and raw materials used in our products, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; reductions in demands of our customers; and limitations on the ability of our customers to pay us on a timely basis.

As part of our initial response to the impacts of COVID-19, we have taken additional cost actions, on top of restructuring, supply chain, and 80/20 reorganization efforts that were already underway prior to the existence of the virus. These additional actions include reducing discretionary spending across the organization, deferring new hires outside of mission critical roles, implementing a series of compensation reductions and furloughs on a global basis, and a temporary reduction of the cash component of board compensation. We will consider making more permanent changes to our cost structure as implications of COVID-19 continue to evolve. In addition, we have suspended our share repurchase program at this time. The existing share repurchase program remains authorized by our Board of Directors and we may resume share repurchases at any time.

Outlook
In light of the COVID-19 pandemic, which creates uncertainty around the demand environment in the near- and mid-term, we will be vigilantly monitoring the impacts of COVID-19 on our end markets, manufacturing footprint and supply chain. As the recovery of these areas becomes clearer we will resume providing a more detailed outlook.

On April 1st, we drew down the remaining $254.8 million available under our revolving credit facility. Combined with prior borrowings, we have now borrowed the full $500.0 million available under the revolver. See Liquidity and Capital Resources for additional information.

Results of Operations
Three Months Ended March 28, 2020 Compared to March 30, 2019
Net sales decreased $119.6 million or 14.0% for the first quarter 2020 compared to the first quarter 2019. The decrease consisted of negative organic sales of 9.8%, negative foreign currency translation of 0.7%, and a negative 3.5% from the businesses divested/to be exited. The decrease was primarily driven by sales declines across the segments due to the COVID-19 pandemic. Gross profit decreased $31.3 million or 13.3% for the first quarter 2020 as compared to the first quarter 2019 primarily due to lower sales volumes partially offset by productivity improvements and simplification programs. Operating expenses for the first quarter 2020 decreased $13.3 million or 9.2% as compared to the first quarter 2019. The decrease was primarily driven by cost savings initiatives and the businesses divested/to be exited.
Commercial Systems Segment net sales for the first quarter 2020 were $199.4 million, a decrease of $42.8 million or 17.7% as compared to the first quarter 2019. The decrease consisted of negative organic sales of 12.5%, a decline of 4.5% from the businesses divested/to be exited and negative foreign currency translation of 0.7%. Gross profit decreased $14.8 million or 22.6% as compared to the first quarter 2019 primarily driven by lower sales volumes as a result of COVID-19 related production delays in pool pump, headwinds in commercial HVAC and COVID-19 related pressure on Europe air moving, combined with account pruning partially offset by share gains in China agriculture and air moving markets. Operating expenses for the first quarter 2020 were $37.5 million compared to $42.3 million in the first quarter 2019. The $4.8 million or 11.3% decrease was primarily due to lower variable selling costs on the lower sales volumes, the removal of costs related to the businesses divested/to be exited and cost savings initiatives.
Industrial Systems Segment net sales for the first quarter 2020 were 129.6 million, a decrease of $8.5 million or 6.2% as compared to the first quarter 2019. The decrease consisted of negative organic sales of 4.5% and negative foreign currency translation of 1.7%. Gross profit decreased $1.3 million or 5.4% as compared to the first quarter 2019 primarily driven by lower sales volumes as a result of headwinds in power generation and industrial end markets, combined with account pruning, and rising headwinds related to the COVID-19 pandemic, partially offset by share gains in the data center market. Operating expenses for the first quarter 2020 were $22.9 million compared to $27.2 million in the first quarter 2019. The $4.3 million or 15.8% decrease was primarily due to lower variable selling costs on the lower sales volumes and cost savings initiatives.
Climate Solutions Segment net sales were $210.1 million, a decrease of $53.2 million or 20.2% as compared to the first quarter 2019. The decrease consisted of negative organic sales of 14.8%, a decline of 5.0% from the businesses divested/to be exited and negative foreign currency translation of 0.4%. Gross profit decreased $11.3 million or 16.0% compared to the first quarter 2019. The decrease was primarily due to lower sales volumes driven by mild weather in the quarter, in addition to ongoing account pruning efforts in the segment, and rising headwinds related to the COVID-19 pandemic. Operating expenses for the first quarter 2020 were $29.4 million compared to $30.5 million in the first quarter 2019. The decrease was primarily due to lower variable selling costs on the lower sales volumes and cost savings initiatives.
Power Transmission Solutions Segment net sales for the first quarter 2020 were $195.1 million, a decrease of $15.1 million or 7.2% compared to first quarter 2019 net sales of $210.2 million. The decrease consisted of negative organic sales of 4.2%, a negative 2.5% from the businesses divested/to be exited and unfavorable foreign currency of 0.5%. Gross profit for the first quarter 2020 decreased $3.9 million or 5.2% primarily due to the decrease in sales volume driven by significant COVID-19 related declines in oil & gas end markets, in addition to ongoing proactive account pruning activities in the segment, partially offset by share gains in alternative energy markets. Operating expenses for the first quarter 2020 decreased $3.1 million as compared to the first quarter 2019 primarily due to a reduction in variable selling related costs along with cost savings initiatives.

	Three Months Ended
	March 28, 2020	March 30, 2019
(Dollars in Millions)
Net Sales:
Commercial Systems	$199.4	$242.2
Industrial Systems	129.6	138.1
Climate Solutions	210.1	263.3
Power Transmission Solutions	195.1	210.2
Consolidated	$734.2	$853.8

Gross Profit as a Percent of Net Sales:
Commercial Systems	25.4%	27.0%
Industrial Systems	17.4%	17.3%
Climate Solutions	28.3%	26.9%
Power Transmission Solutions	36.2%	35.4%
Consolidated	27.7%	27.5%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	18.8%	17.5%
Industrial Systems	17.7%	19.7%
Climate Solutions	14.0%	11.6%
Power Transmission Solutions	21.6%	21.5%
Consolidated	18.0%	17.0%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems*	6.3%	23.9%
Industrial Systems	(0.4)%	(3.1)%
Climate Solutions	14.0%	14.8%
Power Transmission Solutions	14.6%	13.4%
Consolidated	9.5%	14.1%

Income from Operations	$70.0	$120.6
Other (Income) Expenses, net	(1.1)	0.1
Interest Expense	11.6	13.6
Interest Income	1.1	1.1
Income before Taxes	60.6	108.0
Provision for Income Taxes	13.9	21.2
Net Income	46.7	86.8
Less: Net Income Attributable to Noncontrolling Interests	0.9	0.9
Net Income Attributable to Regal Beloit Corporation	$45.8	$85.9
* The 2019 results included a gain on divestiture of $41.3 million.

The effective tax rate for the three months ended March 28, 2020 was 22.9% versus 19.6% for the three months ended March 30, 2019. The change in the effective tax rate for the three months ended March 28, 2020 was primarily driven by the 2019 expiration of the China Hi-Technology incentives.

Liquidity and Capital Resources
General
Our principal source of liquidity is cash flow provided by operating activities. In addition to operating income, other significant factors affecting our cash flow include working capital levels, capital expenditures, dividends, share repurchases, acquisitions and divestitures, availability of debt financing and the ability to attract long-term capital at acceptable terms.

Cash flow provided by operating activities was $102.7 million for the three months ended March 28, 2020, a $84.4 million increase from the three months ended March 30, 2019. The increase was due to cash being provided by a reduction in inventory for the three months ended March 28, 2020 versus an increase in inventory for the three months ended March 30, 2019.

Cash flow used in investing activities was $7.9 million for the three months ended March 28, 2020 versus cash flow provided by investing activities of $99.2 million for the three months ended March 30, 2019. The change was driven by $119.4 million of divestiture proceeds received in the prior year.

Cash flow provided by financing activities was $188.7 million for the three months ended March 28, 2020, compared to $106.0 million used in financing activities for the three months ended March 30, 2019. We held excess cash and borrowed an additional $125.0 million which led to net debt borrowings of $227.0 million during the three months ended March 28, 2020, compared to net debt repayments of $92.1 million during the three months ended March 30, 2019. We paid $12.2 million of dividends to shareholders during the three months ended March 28, 2020, compared to $12.0 million for the three months ended March 30, 2019. There were $25.0 million of share repurchases for the three months ended March 28, 2020, compared to none for the three months ended March 30, 2019.

Our working capital was $1,254.1 million at March 28, 2020, compared to $1,047.2 million at December 28, 2019. At March 28, 2020 and December 28, 2019, our current ratio (which is the ratio of our current assets to current liabilities) was 3.2:1 and 2.9:1, respectively. Our working capital increased primarily due to the increase in cash which was acquired from additional long-term borrowings.

The following table presents selected financial information and statistics as of March 28, 2020 and December 28, 2019 (in millions):

	March 28, 2020		December 28, 2019
Cash and Cash Equivalents	$604.5		$331.4
Trade Receivables, Net	464.0		461.4
Inventories	655.3		678.4
Working Capital	1,254.1		1,047.2
Current Ratio	3.2	:1	2.9	:1

At March 28, 2020 our cash and cash equivalents totaled $604.5 million, of which $427.4 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017, dividends to the US no longer incur US tax.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.
On April 1, 2020, we proactively borrowed the remaining $254.8 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein as a precautionary measure. These recent borrowings were done as a proactive measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. Combined with prior borrowings, we have now borrowed the full $500.0 million available under the revolver.
Cash and cash investments were approximately $862.0 million immediately following the draw down.

Credit Agreement
On August 27, 2018 we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended March 28, 2020 and March 30, 2019 was 3.0% and 3.9%, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 28, 2020, we had borrowings under the Multicurrency Revolving Facility in the amount of $244.8 million, $0.4 million of standby letters of credit issued under the facility, and $254.8 million of available borrowing capacity. For the three months ended March 28, 2020 and March 30, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $109.8 million and $64.3 million, respectively and weighted average interest rate of 2.8% and 3.8%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At March 28, 2020, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of March 28, 2020, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at March 28, 2020 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of March 28, 2020.

Other Notes Payable

At March 28, 2020, other notes payable of approximately $4.4 million were outstanding with a weighted average interest rate of 5.0%. At December 28, 2019, other notes payable of approximately $4.5 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,376.3 million and $1,162.1 million as of March 28, 2020 and December 28, 2019, respectively.

Critical Accounting Policies
Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended December 28, 2019, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. At March 28, 2020, excluding the impact of interest rate swaps, we had $404.1 million of fixed rate debt and $965.1 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 28, 2020 would result in a $2.2 million change in after-tax annualized earnings. We have entered into a pay fixed/receive floating interest rate swap to manage fluctuations in cash flows resulting from interest rate risk related to the floating rate interest on our Term Facility. This interest rate swap has been designated as a cash flow hedge against forecasted interest payments.
Details regarding the instruments as of March 28, 2020 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 12, 2021	2.5%	LIBOR (1 month)	$(2.0)
As of March 28, 2020, the interest rate swap liability of $2.0 million was included in Other Noncurrent Hedging Obligations. The unrealized loss on the effective portion of the contract net of tax of $(1.6) million was recorded in AOCI. At December 28, 2019, a $1.0 million interest rate swap liability was included in Noncurrent Hedging Obligations.
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

Derivatives
As of March 28, 2020, derivative currency assets (liabilities) of $2.0 million, $11.1 million, $(19.8) million and $(4.4) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 28, 2019, derivative currency assets (liabilities) of $8.9 million, $10.3 million, $(3.1) million and $(0.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively. The unrealized (losses) gains on the effective portions of the hedges of $(14.1) million net of tax, and $5.7 million net of tax, as of March 28, 2020 and December 28, 2019 respectively, were recorded in AOCI. At March 28, 2020, we had $0.4 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, we had $2.1 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 28, 2020 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$96.3	$(2.1)	$9.6	$(9.6)
Mexican Peso	122.8	(18.0)	12.3	(12.3)
Euro	68.7	8.9	6.9	(6.9)
Indian Rupee	43.2	(1.9)	4.3	(4.3)
Canadian Dollar	6.8	0.4	0.7	(0.7)
Australian Dollar	17.4	0.9	1.7	(1.7)
British Pound	10.4	0.2	1.0	(1.0)
Thai Baht	6.6	0.5	0.7	(0.7)
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
Derivatives
Derivative commodity assets (liabilities) of $0.4 million, $0.1 million, $(9.7) million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Current Hedging Obligations, Other Noncurrent Assets and Noncurrent Hedging Obligations, respectively, at March 28, 2020. Derivative commodity assets (liabilities) of $2.6 million, $0.1 million and $(0.3) million were recorded in Prepaid Expenses, Other Noncurrent Assets and Current Hedging Obligations, respectively, at December 28, 2019. The unrealized gain(loss) on the effective portion of the hedges of $(7.3) million net of tax and $1.8 million net of tax, as of March 28, 2020 and December 28, 2019, respectively, was recorded in AOCI. At March 28, 2020, we had $(1.0) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, there was an additional $(0.8) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 28, 2020 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$73.5	$(9.3)	$7.4	$(7.4)
Aluminum	4.7	(0.5)	0.5	(0.5)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $23.6 million loss at March 28, 2020 includes $19.2 million of net current deferred losses expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 28, 2019, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The following risk factor supplements the risk factors reported in Part I, Item 1A in our 2019 Annual Report on Form 10-K for the year ended December 28, 2019, which is incorporated herein by reference.
The recent COVID-19 outbreak has adversely impacted our business and could, in the future, have a material adverse impact on our business, results of operation, financial condition, liquidity, customers, suppliers, and the geographies in which we operate.

The global outbreak of the COVID-19 has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the U.S. Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to us due to the interconnected nature of our business relationships.
The impact of COVID-19 on the global economy and our customers, as well as recent volatility in commodity markets, has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain, which could continue to negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.
For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header “Cautionary Statement” contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended March 28, 2020.

2020 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Dec 29 to Feb 1	173,819	$86.33	$15,005,142	$219,989,485
Feb 2 to Feb 29	—	—	—	219,989,485
Mar 1 to Mar 28	141,253	70.82	10,004,193	209,985,292
	315,072		$25,009,335
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 28, 2020, we acquired 1,761 shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing 3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares.

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

Date: May 7, 2020