Form 10-Q
period 2020-06-27
REGAL BELOIT CORP
filed 2020-08-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 27, 2020 or

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
Yes  ☐ No  ☒
On July 27, 2020 the registrant had outstanding 40,578,842 shares of common stock, $0.01 par value per share.

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

Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update these statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is included in "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 26, 2020 and from time to time in other filed reports.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales	$634.1	$873.7	$1,368.3	$1,727.5
Cost of Sales	463.8	639.7	994.7	1,258.9
Gross Profit	170.3	234.0	373.6	468.6
Operating Expenses	121.6	142.2	253.5	287.4
Gain on Divestiture of Businesses	—	(4.2)	(0.1)	(45.4)
Asset Impairments	2.8	—	4.3	10.0
Total Operating Expenses	124.4	138.0	257.7	252.0
Income from Operations	45.9	96.0	115.9	216.6
Other (Income) Expenses, net	(1.1)	0.2	(2.2)	0.3
Interest Expense	10.6	13.4	22.2	27.0
Interest Income	1.4	1.4	2.5	2.5
Income before Taxes	37.8	83.8	98.4	191.8
Provision for Income Taxes	8.5	16.4	22.4	37.6
Net Income	29.3	67.4	76.0	154.2
Less: Net Income Attributable to Noncontrolling Interests	1.2	0.8	2.1	1.7
Net Income Attributable to Regal Beloit Corporation	$28.1	$66.6	$73.9	$152.5
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$0.69	$1.56	$1.82	$3.57
Assuming Dilution	$0.69	$1.55	$1.81	$3.54
Weighted Average Number of Shares Outstanding:
Basic	40.5	42.6	40.6	42.7
Assuming Dilution	40.7	43.0	40.7	43.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Income	$29.3	$67.4	$76.0	$154.2
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	18.0	(4.4)	(39.5)	6.8
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of $0.0 Million Tax Effects for the Three Months and Six Months Ended June 27, 2020 and June 29, 2019, Respectively	—	(0.6)	—	1.6
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $3.6 Million and $(1.4) Million for the Three Months Ended June 27, 2020 and June 29, 2019 and $(5.8) Million and $3.0 Million for the Six Months Ended June 27, 2020 and June 29, 2019, Respectively	11.3	(4.8)	(18.3)	9.3
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $0.5 Million and $(0.1) Million for the Three Months Ended June 27, 2020 and June 29, 2019 and $(0.1) Million and $0.0 Million for the Six Months Ended June 27, 2020 and June 29, 2019, Respectively	1.6	(0.3)	(0.4)	—
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million for the Three Months Ended June 27, 2020 and June 29, 2019 and $0.1 Million and $0.2 Million for the Six Months Ended June 27, 2020 and June 29, 2019, Respectively	0.1	0.5	0.2	0.9
Other Comprehensive Income (Loss)	31.0	(9.6)	(58.0)	18.6
Comprehensive Income	60.3	57.8	18.0	172.8
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.1	0.3	1.3	1.7
Comprehensive Income Attributable to Regal Beloit Corporation	$59.2	$57.5	$16.7	$171.1
See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 27, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$432.2	$331.4
Trade Receivables, Less Allowances of $13.3 Million in 2020 and $9.7 Million in 2019	427.2	461.4
Inventories	679.7	678.4
Prepaid Expenses and Other Current Assets	131.3	133.7
Assets Held for Sale	5.3	2.8
Total Current Assets	1,675.7	1,607.7
Net Property, Plant, and Equipment	556.7	605.0
Operating Lease Assets	77.6	71.0
Goodwill	1,498.3	1,501.3
Intangible Assets, Net of Amortization	542.9	567.2
Deferred Income Tax Benefits	45.2	58.4
Other Noncurrent Assets	11.7	20.1
Total Assets	$4,408.1	$4,430.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$342.6	$337.0
Dividends Payable	12.2	12.2
Current Hedging Obligations	13.8	3.4
Accrued Compensation and Employee Benefits	70.8	67.3
Other Accrued Expenses	116.7	118.4
Current Operating Lease Liabilities	21.7	21.6
Current Maturities of Long-Term Debt	0.6	0.6
Total Current Liabilities	578.4	560.5
Long-Term Debt	1,125.1	1,136.9
Deferred Income Taxes	174.9	171.9
Noncurrent Hedging Obligations	2.6	1.2
Pension and Other Post Retirement Benefits	76.3	80.8
Noncurrent Operating Lease Liabilities	58.0	51.0
Other Noncurrent Liabilities	45.8	48.0
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.6 Million and 40.8 Million Shares Issued and Outstanding for 2020 and 2019, Respectively	0.4	0.4
Additional Paid-In Capital	694.0	701.8
Retained Earnings	1,919.7	1,886.7
Accumulated Other Comprehensive Loss	(295.0)	(237.8)
Total Regal Beloit Corporation Shareholders' Equity	2,319.1	2,351.1
Noncontrolling Interests	27.9	29.3
Total Equity	2,347.0	2,380.4
Total Liabilities and Equity	$4,408.1	$4,430.7
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
March 28, 2020	$0.4	$692.5	$1,903.8	$(326.1)	$29.5	$2,300.1
Net Income	—	—	28.1	—	1.2	29.3
Other Comprehensive Income (Loss)	—	—	—	31.1	(0.1)	31.0
Dividends Declared ($0.30 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(1.3)	—	—	—	(1.3)
Share-Based Compensation	—	2.8	—	—	—	2.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.7)	(2.7)
June 27, 2020	$0.4	$694.0	$1,919.7	$(295.0)	$27.9	$2,347.0

March 30, 2019	$0.4	$786.4	$1,851.8	$(223.7)	$29.1	$2,444.0
Net Income	—	—	66.6	—	0.8	67.4
Other Comprehensive Loss	—	—	—	(9.1)	(0.5)	(9.6)
Dividends Declared ($0.30 Per Share)	—	—	(12.6)	—	—	(12.6)
Stock Options Exercised	—	(6.0)	—	—	—	(6.0)
Stock Repurchase	—	(32.8)	(23.1)	—	—	(55.9)
Share-Based Compensation	—	3.1	—	—	—	3.1
June 29, 2019	$0.4	$750.7	$1,882.7	$(232.8)	$29.4	$2,430.4

	Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	73.9	—	2.1	76.0
Other Comprehensive Loss	—	—	—	(57.2)	(0.8)	(58.0)
Dividends Declared ($0.60 Per Share)	—	—	(24.3)	—	—	(24.3)
Stock Options Exercised	—	(2.2)	—	—	—	(2.2)
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Share-Based Compensation	—	5.5	—	—	—	5.5
Adoption of ASU 2016-13	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.7)	(2.7)
June 27, 2020	$0.4	$694.0	$1,919.7	$(295.0)	$27.9	$2,347.0

December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	152.5	—	1.7	154.2
Other Comprehensive Income	—	—	—	18.6	—	18.6
Dividends Declared ($0.58 Per Share)	—	—	(24.6)	—	—	(24.6)
Stock Options Exercised	—	(7.5)	—	—	—	(7.5)
Stock Repurchase	—	(32.8)	(23.1)	—	—	(55.9)
Share-Based Compensation	—	7.4	—	—	—	7.4
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.3)	(0.3)
June 29, 2019	$0.4	$750.7	$1,882.7	$(232.8)	$29.4	$2,430.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$76.0	$154.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	65.9	66.5
Asset Impairments	4.3	10.0
Noncash Lease Expense	14.8	14.3
Loss on Sale or Disposition of Assets, Net	1.4	0.4
Share-Based Compensation Expense	5.5	7.4
Gain on Divestiture of Businesses	(0.1)	(45.4)
Change in Operating Assets and Liabilities	21.8	(76.8)
Net Cash Provided by Operating Activities	189.6	130.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(20.4)	(56.2)
Proceeds from Divestiture of Businesses	0.3	138.2
Proceeds from Sale of Assets	5.3	1.7
Net Cash (Used in) Provided by Investing Activities	(14.8)	83.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	669.7	590.1
Repayments Under Revolving Credit Facility	(682.1)	(650.5)
Proceeds from Short-Term Borrowings	2.3	24.2
Repayments of Short-Term Borrowings	(2.3)	(24.2)
Proceeds from Long-Term Borrowings	0.1	—
Repayments of Long-Term Borrowings	(0.2)	(24.2)
Dividends Paid to Shareholders	(24.3)	(24.0)
Shares Surrendered for Taxes	(2.5)	(7.5)
Proceeds from the Exercise of Stock Options	0.2	—
Repurchase of Common Stock	(25.0)	(55.9)
Distributions to Noncontrolling Interests	(2.7)	(0.3)
Net Cash Used in Financing Activities	(66.8)	(172.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7.2)	0.7
Net Increase in Cash and Cash Equivalents	100.8	42.7
Cash and Cash Equivalents at Beginning of Period	331.4	248.6
Cash and Cash Equivalents at End of Period	$432.2	$291.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$21.8	$26.3
Income taxes	$15.2	$20.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2020
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 28, 2019, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 27, 2020 and for the three and six months ended June 27, 2020 and June 29, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed on February 26, 2020.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 27, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2021.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and clarifies and amends existing guidance to improve consistent application. This ASU becomes effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The Company has adopted this standard prospectively and is applying those expedients that allow the Company to continue to assert that LIBOR-based interest remains probable, despite the sunset of LIBOR at the end of 2021 in the current quarter with no impact on the Company's Condensed Consolidated Financial Statements.

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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	June 27, 2020	December 28, 2019
Raw Material and Work in Process	50%	48%
Finished Goods and Purchased Parts	50%	52%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 51% of the Company's inventory at June 27, 2020, and 53% at December 28, 2019 was determined using the last-in, first-out ("LIFO") method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	June 27, 2020	December 28, 2019
Land and Improvements		$74.0	$80.3
Buildings and Improvements	3 - 50	282.3	305.2
Machinery and Equipment	3 - 15	963.7	988.2
Property, Plant and Equipment		1,320.0	1,373.7
Less: Accumulated Depreciation		(763.3)	(768.7)
Net Property, Plant and Equipment		$556.7	$605.0

For the three and six months ended June 27, 2020, the Company recognized $2.8 million and $4.3 million, respectively, of asset impairments related to the transfer of assets to held for sale. For the three and six months ended June 29, 2019, the Company recognized zero and $5.1 million, respectively, of asset of impairments related to the transfer of assets to held for sale.

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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
June 27, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$112.5	$69.2	$158.8	$123.2	$463.7
Asia	28.9	36.6	1.0	7.5	74.0
Europe	25.5	14.7	7.5	22.2	69.9
Rest-of-World	9.0	0.1	10.9	6.5	26.5
Total	$175.9	$120.6	$178.2	$159.4	$634.1

June 29, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$176.4	$87.2	$235.3	$166.8	$665.7
Asia	28.8	42.6	10.8	7.2	89.4
Europe	35.5	14.1	10.7	22.5	82.8
Rest-of-World	5.6	11.6	11.1	7.5	35.8
Total	$246.3	$155.5	$267.9	$204.0	$873.7

	Six Months Ended
June 27, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$255.9	$142.1	$343.4	$284.1	$1,025.5
Asia	52.3	73.4	9.6	12.4	147.7
Europe	54.0	27.9	15.1	46.1	143.1
Rest-of-World	13.1	6.8	20.2	11.9	52.0
Total	$375.3	$250.2	$388.3	$354.5	$1,368.3

June 29, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$352.1	$159.2	$466.7	$339.5	$1,317.5
Asia	55.0	84.1	21.2	14.6	174.9
Europe	69.7	27.4	22.2	47.2	166.5
Rest-of-World	11.7	22.9	21.1	12.9	68.6
Total	$488.5	$293.6	$531.2	$414.2	$1,727.5

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of June 27, 2020 and December 28, 2019 were $5.3 million and $2.8 million, respectively, as the Company has both the intent and ability to sell these assets.

2019 Divestitures

Regal Drive Technologies

On January 7, 2019, the Company sold its Regal Drive Technologies business and received proceeds of $0.3 million in the first quarter of 2020 and $119.9 million in 2019. Regal Drive Technologies was included in the Company's Commercial Systems segment. The Company recognized a gain on sale of $0.1 million in the first quarter of 2020 and $41.0 million in 2019 in the Condensed Consolidated Statements of Income.

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
The following tables present changes in AOCI by component for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended
June 27, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(23.6)	$(30.5)	$(272.0)	$(326.1)
Other Comprehensive Income (Loss) before Reclassifications	14.9	(0.1)	18.2	33.0
Tax Impact	(3.6)	—	—	(3.6)
Amounts Reclassified from Accumulated Other Comprehensive Income	2.1	0.2	—	2.3
Tax Impact	(0.5)	(0.1)	—	(0.6)
Net Current Period Other Comprehensive Income	12.9	—	18.2	31.1
Ending Balance	$(10.7)	$(30.5)	$(253.8)	$(295.0)

June 29, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$9.0	$(38.0)	$(194.7)	$(223.7)
Other Comprehensive Loss before Reclassifications	(6.2)	—	(3.9)	(10.1)
Tax Impact	1.4	—	—	1.4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.4)	0.6	(0.6)	(0.4)
Tax Impact	0.1	(0.1)	—	—
Net Current Period Other Comprehensive Income (Loss)	(5.1)	0.5	(4.5)	(9.1)
Ending Balance	$3.9	$(37.5)	$(199.2)	$(232.8)

	Six Months Ended
June 27, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.0	$(31.0)	$(214.8)	$(237.8)
Other Comprehensive Income (Loss) before Reclassifications	(24.1)	0.3	(39.0)	(62.8)
Tax Impact	5.8	—	—	5.8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.5)	0.3	—	(0.2)
Tax Impact	0.1	(0.1)	—	—
Net Current Period Other Comprehensive Income (Loss)	(18.7)	0.5	(39.0)	(57.2)
Ending Balance	$(10.7)	$(30.5)	$(253.8)	$(295.0)

June 29, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(5.4)	$(38.2)	$(207.8)	$(251.4)
Other Comprehensive Income (Loss) before Reclassifications	12.3	(0.2)	7.0	19.1
Tax Impact	(3.0)	—	—	(3.0)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	1.1	1.6	2.7
Tax Impact	—	(0.2)	—	(0.2)
Net Current Period Other Comprehensive Income	9.3	0.7	8.6	18.6
Ending Balance	$3.9	$(37.5)	$(199.2)	$(232.8)
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

In the fourth quarter 2019, in conjunction with the Company's annual goodwill impairment test, the Company concluded that the excess fair value over carrying value for the global industrial motors, commercial air moving and power switch reporting units were less than 10 percent. In the second quarter 2020, the Company performed an interim impairment analysis for the global industrial motors reporting unit triggered by events primarily driven by the economic uncertainty caused by COVID-19. The excess fair value over carrying value continues to be less than 10 percent for the global industrial motors reporting unit.

The Company developed assumptions for the potential impact of COVID-19 given the uncertainty related to supply and demand disruptions on operating results for the global industrial motors reporting unit.

While the Company is committed to the strategic actions necessary to realize the long-term forecasted revenues and EBITDA margins a worsening economic outlook could result in future impairment charges.

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

The global industrial motors reporting unit had goodwill of $122.5 million as of June 27, 2020.

The following table presents changes to goodwill during the six months ended June 27, 2020 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 28, 2019	$1,501.3	$426.6	$170.8	$331.2	$572.7
Translation Adjustments	(3.0)	(4.3)	(0.1)	(1.5)	2.9
Balance as of June 27, 2020	$1,498.3	$422.3	$170.7	$329.7	$575.6

Cumulative Goodwill Impairment Charges	$285.2	$183.2	$61.6	$17.2	$23.2

Intangible Assets
The following table presents intangible assets (in millions):

		June 27, 2020		December 28, 2019
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$691.9	$321.4	$692.1	$302.4
Technology	14	143.7	103.0	144.0	99.0
Trademarks	14	35.9	25.8	35.9	25.0
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		888.1	466.8	888.6	443.0
Non-Amortizable Trade Name		121.6	—	121.6	—
		$1,009.7	$466.8	$1,010.2	$443.0

Intangible Assets, Net of Amortization		$542.9		$567.2

In the second quarter 2020, the Company performed an interim impairment analysis on its indefinite-lived trade name associated with the PTS acquisition triggered by events primarily driven by the economic uncertainty caused by COVID-19. The Company concluded the trade name was not impaired.

Amortization expense recorded for the three and six months ended June 27, 2020 was $12.2 million and $24.4 million, respectively. Amortization expense recorded for the three and six months ended June 29, 2019 was $12.6 million and $25.4 million, respectively. Amortization expense for fiscal year 2020 is estimated to be $47.3 million. Amortization expense does not include any impairment recognized during the respective periods. For the six months ended June 29, 2019, the Company recognized $4.9 million of customer relationships intangible asset impairments related to the transfer of assets to held for sale.

The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2021	$42.6
2022	40.9
2023	40.8
2024	40.2
2025	38.2

6. SEGMENT INFORMATION

The Company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions.

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

The following sets forth certain financial information attributable to the Company's operating segments for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended
June 27, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$175.9	$120.6	$178.2	$159.4	$—	$634.1
Intersegment Sales	16.9	9.1	3.9	0.6	(30.5)	—
Total Sales	192.8	129.7	182.1	160.0	(30.5)	634.1
Gross Profit	42.4	24.9	47.4	55.6	—	170.3
Operating Expenses	34.2	21.7	26.6	39.1	—	121.6
Asset Impairments	2.0	—	0.8	—	—	2.8
Income from Operations	6.2	3.2	20.0	16.5	—	45.9
Depreciation and Amortization	8.3	6.0	5.0	14.0	—	33.3
Capital Expenditures	2.2	2.3	2.6	2.4	—	9.5

June 29, 2019
External Sales	$246.3	$155.5	$267.9	$204.0	$—	$873.7
Intersegment Sales	13.4	10.4	4.5	6.7	(35.0)	—
Total Sales	259.7	165.9	272.4	210.7	(35.0)	873.7
Gross Profit	65.3	27.7	74.8	66.2	—	234.0
Operating Expenses	42.7	29.0	29.2	41.3	—	142.2
(Gain) Loss on Divestitures	1.8	—	(6.1)	0.1	—	(4.2)
Income (Loss) from Operations	20.8	(1.3)	51.7	24.8	—	96.0
Depreciation and Amortization	8.4	5.6	4.5	13.7	—	32.2
Capital Expenditures	10.7	7.5	9.7	8.1	—	36.0

	Six Months Ended
June 27, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$375.3	$250.2	$388.3	$354.5	$—	$1,368.3
Intersegment Sales	28.7	15.8	8.4	1.3	(54.2)	—
Total Sales	404.0	266.0	396.7	355.8	(54.2)	1,368.3
Gross Profit	93.1	47.5	106.8	126.2	—	373.6
Operating Expenses	71.7	44.6	56.0	81.2	—	253.5
Gain on Divestiture of Businesses	(0.1)	—	—	—	—	(0.1)
Asset Impairments	2.8	0.2	1.3	—	—	4.3
Income from Operations	18.7	2.7	49.5	45.0	—	115.9
Depreciation and Amortization	16.6	11.9	9.7	27.7	—	65.9
Capital Expenditures	5.3	4.3	6.2	4.6	—	20.4

June 29, 2019
External Sales	$488.5	$293.6	$531.2	$414.2	$—	$1,727.5
Intersegment Sales	23.9	19.8	9.0	12.6	(65.3)	—
Total Sales	512.4	313.4	540.2	426.8	(65.3)	1,727.5
Gross Profit	130.8	51.6	145.5	140.7	—	468.6
Operating Expenses	85.0	56.2	59.7	86.5	—	287.4
(Gain) Loss on Divestiture of Businesses	(39.5)	0.1	(6.1)	0.1	—	(45.4)
Asset Impairments	6.7	0.9	1.3	1.1	—	10.0
Income (Loss) from Operations	78.6	(5.6)	90.6	53.0	—	216.6
Depreciation and Amortization	17.8	11.7	9.4	27.6	—	66.5
Capital Expenditures	17.4	13.9	12.6	12.3	—	56.2

The following table presents identifiable assets information attributable to the Company's operating segments as of June 27, 2020 and December 28, 2019 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of June 27, 2020	$1,208.5	$801.9	$861.8	$1,535.9	$4,408.1
Identifiable Assets as of December 28, 2019	$1,198.5	$802.8	$878.3	$1,551.1	$4,430.7

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of June 27, 2020 and December 28, 2019 (in millions):

	June 27, 2020	December 28, 2019
Term Facility	$720.0	$720.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	5.3	17.7
Other	4.5	4.5
Less: Debt Issuance Costs	(4.1)	(4.7)
Total	1,125.7	1,137.5
Less: Current Maturities	0.6	0.6
Long-Term Debt	$1,125.1	$1,136.9

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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended June 27, 2020 and June 29, 2019 was 1.6% and 3.8%, respectively. The weighted average interest rate on the Term Facility for the six months ended June 27, 2020 and June 29, 2019 was 2.9% and 3.8%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At June 27, 2020, the Company had borrowings under the Multicurrency Revolving Facility in the amount of $5.3 million, $0.3 million of standby letters of credit issued under the facility, and $494.4 million of available borrowing capacity. For the three months ended June 27, 2020 and June 29, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $408.7 million and $82.5 million, respectively, and weighted average interest rate of 1.9% and 3.8%, respectively. For the six months ended June 27, 2020 and June 29, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $258.8 million and $73.4 million, respectively, and the weighted average interest rate of 2.4% and 3.8%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At June 27, 2020, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of June 27, 2020, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at June 27, 2020 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of June 27, 2020.

Other Notes Payable

At June 27, 2020, other notes payable of approximately $4.5 million were outstanding with a weighted average interest rate of 4.9%. At December 28, 2019, other notes payable of approximately $4.5 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,146.4 million and $1,162.1 million as of June 27, 2020 and December 28, 2019, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service Cost	$0.3	$1.5	$1.1	$3.1
Interest Cost	2.0	2.7	4.1	5.4
Expected Return on Plan Assets	(3.3)	(3.1)	(6.6)	(6.2)
Amortization of Prior Service Cost and Net Actuarial Loss	0.2	0.6	0.3	1.1
Net Periodic Benefit Cost (Income)	$(0.8)	$1.7	$(1.1)	$3.4

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
For the three months ended June 27, 2020 and June 29, 2019, the Company contributed $1.2 million and $4.1 million, respectively, to post retirement plans. For the six months ended June 27, 2020 and June 29, 2019, the Company contributed $2.3 million and $4.9 million, respectively. The Company expects to make total contributions of $10.6 million in 2020. The Company contributed a total of $10.8 million in fiscal 2019.

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

Short-term and variable lease expenses were immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating Lease Cost	$7.6	$8.0	$15.3	$17.1
Finance Lease Cost:
Amortization of ROU Assets	0.1	0.1	0.2	0.2
Interest on Lease Liabilities	—	—	0.1	0.1
Total Lease Expense	$7.7	8.1	$15.6	$17.4

Maturity of lease liabilities as of June 27, 2020 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$13.9	$0.2	$14.1
2021	24.4	0.5	24.9
2022	17.7	0.6	18.3
2023	11.7	0.6	12.3
2024	7.7	0.6	8.3
Thereafter	21.7	1.9	23.6
Total Lease Payments	$97.1	$4.4	$101.5
Less: Interest	(17.4)	(0.8)	(18.2)
Present Value of Lease Liabilities	$79.7	$3.6	$83.3

Other information related to leases was as follows (in millions):

	Six Months Ended
Supplemental Cash Flows Information	June 27, 2020	June 29, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$14.8	$14.3
Operating Cash Flows from Finance Leases	0.1	0.1
Financing Cash Flows from Finance Leases	0.2	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	18.3	8.5
Weighted Average Remaining Lease Term
Operating Leases	5.2 years	4.6 years
Finance Leases	7.8 years	8.8 years
Weighted Average Discount Rate
Operating Leases	8.3%	8.2%
Finance Leases	5.9%	5.9%

As of June 27, 2020, the Company has additional operating leases that have not yet commenced for future lease payments of $2.2 million. These operating leases will commence during fiscal year 2020 with lease terms of one to 7.5 years. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing 3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. For the six months ended June 27, 2020, the Company repurchased and retired 315,072 shares of its common stock at an average cost of $79.38 per share for a total cost of $25.0 million. For the six months ended June 29, 2019, the Company repurchased and retired 731,745 shares of its common stock at an average cost of $76.42 for a total cost of $55.9 million under the July 2018 program.

As of June 27, 2020, there was approximately $210.0 million in common stock available for repurchase under the October 2019 program. The Company suspended the share repurchase program during the first quarter of 2020. The existing share repurchase program remains authorized by the Company's Board of Directors and the Company may resume share repurchases at any time.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards had historically been granted in the second fiscal quarter. Beginning in fiscal 2020, the Company moved its granting of share-based incentive awards to the first fiscal quarter.

The Company recognized approximately $2.8 million and $3.1 million in share-based compensation expense for the three months ended June 27, 2020 and June 29, 2019, respectively. Share-based compensation expense was $5.5 million and $7.4 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.2 million and $0.6 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.4 million and $1.5 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of June 27, 2020, total unrecognized compensation cost related to share-based compensation awards was approximately $24.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years.

Approximately 1.8 million shares were available for future grant under the 2018 Equity Incentive Plan at June 27, 2020.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the six months ended June 27, 2020 and June 29, 2019, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the six months ended June 27, 2020 and June 29, 2019 (in millions):

	June 27, 2020	June 29, 2019
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$3.1	$3.9
Cash Received from Stock Option Exercises	0.2	—
Income Tax Benefit from the Exercise of SARs	0.4	0.2
Total Fair Value of Share-Based Incentive Awards Vested	1.8	5.3

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2020	2019
Per share weighted average fair value of grants	$21.23	$20.84
Risk-free interest rate	1.5%	2.4%
Expected life (years)	7.0	7.0
Expected volatility	25.2%	25.0%
Expected dividend yield	1.4%	1.5%

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

The following table presents a summary of share-based incentive plan grant activity the six months ended June 27, 2020.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2019	817,790	$73.34	6.0	$9.9
Granted	181,177	88.25
Exercised	(189,749)	69.29
Forfeited	(74,355)	76.55
Expired	(3,058)	66.98
Outstanding as of June 27, 2020	731,805	$77.78	7.0	$5.5
Exercisable as of June 27, 2020	306,295	$70.78	4.4	$4.1

Compensation expense recognized related to SARs was $1.5 million for the six months ended June 27, 2020.
As of June 27, 2020, there was $7.4 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.9 years.

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
The following table presents a summary of RSA award activity for the six months ended June 27, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of December 28, 2019	15,571	$80.41	0.4
Granted	16,280	70.05
Vested	(14,176)	80.68
Unvested RSAs as of June 27, 2020	17,675	$70.65	0.8

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.6 million for the six months ended June 27, 2020.
As of June 27, 2020, there was $1.0 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.8 years.
The following table presents a summary of RSU award activity for the six months ended June 27, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of December 28, 2019	175,025	$78.19	1.9
Granted	66,446	85.65
Vested	(48,401)	80.24
Forfeited	(20,685)	77.98
Unvested RSUs as of June 27, 2020	172,385	$80.52	2.1

RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $2.4 million for the six months ended June 27, 2020.
As of June 27, 2020, there was $9.4 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.
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

The assumptions used in the Company's Monte Carlo simulation were as follows:

	2020	2019
Risk-free interest rate	1.4%	2.3%
Expected life (years)	3.0	3.0
Expected volatility	24.0%	25.0%
Expected dividend yield	1.4%	1.5%

The following table presents a summary of PSU activity for the six months ended June 27, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of December 28, 2019	90,565	$86.35	1.9
Granted	42,677	99.74
Vested	(7,430)	95.30
Forfeited	(27,014)	86.85
Unvested PSUs as of June 27, 2020	98,798	$91.32	2.2

Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.0 million for the six months ended June 27, 2020. Total unrecognized compensation expense for all PSUs granted as of June 27, 2020 is estimated to be $6.2 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.2 years.

11. INCOME TAXES
The effective tax rate for the three months ended June 27, 2020 was 22.5% versus 19.6% for the three months ended June 29, 2019. The effective tax rate for the six months ended June 27, 2020 was 22.8% versus 19.6% for the six months ended June 29, 2019. The change in the effective tax rate for the three and six months ended June 27, 2020 was primarily driven by the 2019 expiration of the China Hi-Technology incentives and the mix of earnings. The Company is in the process of renewing these incentives and the impact will be recorded once approval is received.
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
As of June 27, 2020 and December 28, 2019, the Company had approximately $6.9 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2014, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2012.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.6 million and 0.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The amount of the anti-dilutive shares were 0.5 million and 0.5 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Denominator for Basic Earnings Per Share	40.5	42.6	40.6	42.7
Effect of Dilutive Securities	0.2	0.4	0.1	0.3
Denominator for Diluted Earnings Per Share	40.7	43.0	40.7	43.0

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning Balance	$15.4	$16.0	$15.1	$14.8
Less: Payments	(3.3)	(1.0)	(6.9)	(4.7)
Provisions	3.5	1.4	7.5	6.7
Held for Sale	—	—	—	(0.4)
Translation Adjustments	0.1	—	—	—
Ending Balance	$15.7	$16.4	$15.7	$16.4

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 27, 2020 or June 29, 2019.
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
At June 27, 2020, the Company had $(6.0) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, the Company had $1.3 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of June 27, 2020, the Company had the following currency forward contracts outstanding (with maturities extending through January 2022) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$62.8
Mexican Peso	120.9
Euro	109.9
Indian Rupee	33.2
Canadian Dollar	3.8
Australian Dollar	17.1
British Pound	11.2
Thai Baht	5.7

As of June 27, 2020, the Company had the following commodity forward contracts outstanding (with maturities extending through June 2021) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$50.6
Aluminum	3.3

As of June 27, 2020, the total notional amount of the Company's receive variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.

The Company entered into two forward starting non-amortizing swaps in June 2020, with a total notional amount of $250.0 million to convert variable rate debt to fixed rate debt. These swaps become effective July 2021 and will expire in July 2025.

The following table presents the fair values of derivative instruments as of June 27, 2020 and December 28, 2019 (in millions):

	June 27, 2020
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$1.8	$1.0
Currency Contracts	11.6	1.1	11.7	1.6
Commodity Contracts	5.0	—	0.2	—
Not Designated as Hedging Instruments:
Currency Contracts	1.4	—	—	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$18.0	$1.1	$13.8	$2.6

	December 28, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.0
Currency Contracts	8.8	10.3	3.0	0.2
Commodity Contracts	2.6	0.1	0.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	0.1	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$11.5	$10.4	$3.4	$1.2

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	June 27, 2020				June 29, 2019
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$12.6	$2.8	$(0.5)	$14.9	$(7.5)	$1.5	$(0.2)	$(6.2)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) recognized in Net Sales	—	(0.1)	—	(0.1)	—	0.2	—	0.2
Gain (Loss) Recognized in Cost of Sales	(0.9)	0.3	—	(0.6)	(1.4)	2.2	—	0.8
Loss Recognized in Operating Expenses	—	(1.6)	—	(1.6)	—	(1.1)	—	(1.1)
Gain Recognized in Interest Expense	—	—	0.2	0.2	—	—	0.5	0.5

	Six Months Ended
	June 27, 2020				June 29, 2019
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(0.7)	$(22.3)	$(1.1)	$(24.1)	$0.6	$11.7	$—	$12.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	—	—	—	—	0.2	—	0.2
Gain (Loss) Recognized in Cost of Sales	(2.0)	2.8	—	0.8	(3.6)	1.8	—	(1.8)
Gain (Loss) Recognized in Operating Expenses	—	(0.9)	—	(0.9)	—	0.4	—	0.4
Gain Recognized in Interest Expense	—	—	0.6	0.6	—	—	1.2	1.2

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	June 27, 2020		June 29, 2019
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.1	$—	$(0.1)	$—
Gain (Loss) recognized in Operating Expenses	$—	$2.1	$—	$(0.1)

	Six Months Ended
	June 27, 2020		June 29, 2019
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$—	$—	$0.1	$—
Loss recognized in Operating Expenses	—	(1.3)	—	(0.5)

The net AOCI hedging component balance of a $(10.7) million loss at June 27, 2020 includes $(3.5) million of net current deferred loss expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended June 27, 2020 and December 28, 2019.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	June 27, 2020
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$(3.8)	$9.2
Derivative Commodity Contracts	5.0	(0.3)	4.7
Other Noncurrent Assets:
Derivative Currency Contracts	1.1	(0.3)	0.8
Current Hedging Obligations:
Derivative Currency Contracts	11.7	(3.8)	7.9
Derivative Commodity Contracts	0.3	(0.3)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	1.6	(0.3)	1.3

	December 28, 2019
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$(2.5)	$6.4
Derivative Commodity Contracts	2.6	(0.3)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	10.3	(0.1)	10.2
Derivative Commodity Contracts	0.1	—	0.1
Current Hedging Obligations:
Derivative Currency Contracts	3.1	(2.5)	0.6
Derivative Commodity Contracts	0.3	(0.3)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.2	(0.1)	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 27, 2020 and December 28, 2019, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at June 27, 2020 and December 28, 2019.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 27, 2020 and December 28, 2019 (in millions):

	June 27, 2020	December 28, 2019	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$8.9	Level 2
Derivative Commodity Contracts	5.0	2.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.1	6.1	Level 1
Derivative Currency Contracts	1.1	10.3	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Liabilities:
Current Hedging Obligations:
Interest Rate Swap	1.8	—	Level 2
Derivative Currency Contracts	11.7	3.1	Level 2
Derivative Commodity Contracts	0.3	0.3	Level 2
Noncurrent Hedging Obligations:
Interest Rate Swap	1.0	1.0	Level 2
Derivative Currency Contracts	1.6	0.2	Level 2

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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning Balance	$2.4	$—	$0.9	$0.2
Provision	7.8	3.6	12.9	5.9
Less: Payments	7.3	2.9	10.9	5.4
Ending Balance	$2.9	$0.7	$2.9	$0.7

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and six months ended June 27, 2020 and June 29, 2019, respectively (in millions):

	Three Months Ended
	June 27, 2020			June 29, 2019
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.4	$2.6	$4.0	$0.2	$1.3	$1.5
Facility Related Costs	3.2	0.4	3.6	0.7	1.4	2.1
Other Expenses	0.2	—	0.2	—	—	—
Total Restructuring Costs	$4.8	$3.0	$7.8	$0.9	$2.7	$3.6

	Six Months Ended
	June 27, 2020			June 29, 2019
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.9	$3.0	$5.9	$0.4	$1.5	$1.9
Facility Related Costs	5.9	0.8	6.7	1.3	2.7	4.0
Other Expenses	0.3	—	0.3	—	—	—
Total Restructuring Costs	$9.1	$3.8	$12.9	$1.7	$4.2	$5.9

The following table presents the allocation of Restructuring Costs by segment for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
June 27, 2020	$7.8	$2.3	$2.0	$1.3	$2.2
June 29, 2019	$3.6	$1.2	$1.4	$0.6	$0.4

Restructuring Costs - Six Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
June 27, 2020	$12.9	$4.1	$2.9	$2.4	$3.5
June 29, 2019	$5.9	$2.3	$2.4	$0.7	$0.5

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $13.9 million which includes $4.3 million of employee termination expenses and $9.6 million of facility related costs.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events since June 27, 2020, the date of these financial statements, and is not aware of any events to disclose.

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
COVID-19 Pandemic
COVID-19 evolved during the first quarter of 2020 from its epicenter in China into a global pandemic, resulting in a severe global health crisis that drove a dramatic slowdown in global economic and social activity. COVID-19 started to impact our businesses in China early in the first quarter of this year, and as the virus spread and the quarter progressed, the virus increasingly impacted our business on a global scale.

Impacts from COVID-19 on our business became more severe during the first half of the second quarter in terms of weakening demand in many of our end markets, which are weighted to North America, and its impact on our manufacturing operations, particularly in Mexico and India. As the second quarter progressed, pressure on our order rates started to abate, and previously disrupted manufacturing operations improved. Currently, our manufacturing operations are, on average, running closer to full capacity. We acknowledge that in many regions confirmed cases of COVID-19 are increasing, including in much of the United States and in India.

We are an essential business, and as such have worked to ensure that our global facilities have remained operational. Our products are essential components in a range of applications used in the food & beverage, pharmaceutical, medical, transportation, and data communications industries, among many others. Certain global manufacturing operations have been impacted with plant closures or plants running at reduced rates at various points during the first six months of the fiscal year.

In the face of this global crisis, our first priority has been the health and safety of our associates. In response, we implemented a host of measures to help our associates stay safe, measures that have been enhanced and refined as impacts from COVID-19 grew, and as our knowledge about how to enhance their effectiveness improved.

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

As part of our initial response to the impacts of COVID-19, we have taken additional cost actions, in addition to the substantial restructuring, supply chain, and 80/20 reorganization efforts that were already underway prior to the start of the COVID-19 pandemic, and also beyond actions announced when we reported first quarter results. These additional actions included an organization reduction in force and a voluntary early retirement program. We will consider making further changes to our cost structure as the implications of COVID-19 continue to evolve.

Outlook
For the third quarter of 2020, we expect net sales to decline as compared to the prior year third quarter and for operating margins to decline as a result of the lower sales volumes. This outlook reflects our cost initiatives, current backlog, July results, and estimated demand levels for August and September 2020.

In light of continued uncertainty created by the COVID-19 pandemic, in particular as it relates to the demand for our products, combined with the inherently short-cycle nature of our business, which results in limited backlog, we feel we are not currently in a position to provide useful outlook commentary beyond the third quarter.

Results of Operations
Three Months Ended June 27, 2020 Compared to June 29, 2019
Net sales decreased $239.6 million or 27.4% for the second quarter 2020 compared to the second quarter 2019. The decrease consisted of negative organic sales of 24.7%, negative foreign currency translation of 1.2%, and a negative 1.5% from the businesses divested/to be exited. The decrease was primarily driven by sales declines across the segments due to the lower customer demand and production disruptions caused by the COVID-19 pandemic. Gross profit decreased $63.7 million or 27.2% for the second quarter 2020 as compared to the second quarter 2019 primarily due to lower sales volumes partially offset by productivity improvements and simplification programs. Operating expenses for the second quarter 2020 decreased $20.6 million or 14.5% as compared to the second quarter 2019. The decrease was primarily driven by lower variable selling costs, salary and wage related actions to address the COVID-19 pandemic and general cost saving initiatives.
Commercial Systems Segment net sales for the second quarter 2020 were $175.9 million, a decrease of $70.4 million or 28.6% as compared to the second quarter 2019. The decrease consisted of negative organic sales of 23.6%, a decline of 3.8% from the businesses divested/to be exited and negative foreign currency translation of 1.2%. Gross profit decreased $22.9 million or 35.1% as compared to the second quarter 2019 primarily driven largely by COVID-related pressures on the North American general industrial and commercial HVAC end markets, and on the Europe air moving end market, combined with proactive account pruning efforts. Partially offsetting these headwinds were share gains in the China motors business. During the quarter, production recovery at the Company’s China factories, combined with strong end user demand, drove improved performance in pool pumps. Operating expenses for the second quarter 2020 were $34.2 million compared to $42.7 million in the second quarter 2019. The $8.5 million or 19.9% decrease was primarily due to lower variable selling costs on the lower sales volumes, salary and wage related actions to address COVID-19 and general cost savings initiatives.
Industrial Systems Segment net sales for the second quarter 2020 were $120.6 million, a decrease of $34.9 million or 22.4% as compared to the second quarter 2019. The decrease consisted of negative organic sales of 19.8% and negative foreign currency translation of 2.6%. Gross profit decreased $2.8 million or 10.1% as compared to the second quarter 2019 primarily driven by headwinds related to the COVID-19 pandemic impacting sales into the North American general industrial, oil and gas, and non-residential construction end markets, combined with proactive account pruning; partially offset by share gains in the data center market. Operating expenses for the second quarter 2020 were $21.7 million compared to $29.0 million in the second quarter 2019. The $7.3 million or 25.2% decrease was primarily due to lower variable selling costs on the lower sales volumes, salary and wage related actions to address COVID-19 and general cost savings initiatives.
Climate Solutions Segment net sales were $178.2 million, a decrease of $89.7 million or 33.5% as compared to the second quarter 2019. The decrease consisted of negative organic sales of 31.4%, a decline of 1.4% from the businesses divested/to be exited and negative foreign currency translation of 0.7%. Gross profit decreased $27.4 million or 36.6% compared to the second quarter 2019. The decrease was primarily due to headwinds related to COVID-19 pandemic, in particular de-stocking in the North American residential HVAC channel, weak demand in hospitality end markets in Europe, and to a lesser extent ongoing account pruning efforts. Operating expenses for the second quarter 2020 were $26.6 million compared to $29.2 million in the second quarter 2019. The decrease was primarily due to lower variable selling costs on the lower sales volumes, salary and wage related actions to address COVID-19 and general cost savings initiatives.
Power Transmission Solutions Segment net sales for the second quarter 2020 were $159.4 million, a decrease of $44.6 million or 21.9% compared to second quarter 2019 net sales of $204.0 million. The decrease consisted of negative organic sales of 21.1%, negative businesses divested/to be exited of 0.1%, and unfavorable foreign currency of 0.7%. Gross profit for the second quarter 2020 decreased $10.6 million or 16.0% primarily due to the decrease in sales volume driven by significant COVID-19 related declines in United States general industrial and upstream oil & gas end markets in addition to ongoing proactive account pruning activities, partially offset by tailwinds in the United States midstream oil and gas, China general industrial and North America agriculture end markets. Operating expenses for the second quarter 2020 decreased $2.2 million as compared to the second quarter 2019 primarily due to a reduction in variable selling related costs along with cost savings initiatives including salary and wage related actions to address COVID-19.

Six Months Ended June 27, 2020 Compared to June 29, 2019

Net sales decreased $359.2 million or 20.8% for the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The decrease consisted of negative organic sales of 17.4%, negative foreign currency translation of 1.0%, and a negative 2.4% from the businesses divested/to be exited. The decrease was primarily driven by sales declines across the segments due to lower demand and production delays associated with the COVID-19 pandemic. Gross profit decreased $95.0 million or 20.3% for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019 primarily due to lower sales volumes partially offset by productivity improvements and simplification programs. Operating expenses for the six months ended June 27, 2020 decreased $33.9 million or 11.8% as compared to the six months ended June 29, 2019. The decrease was primarily driven by cost savings initiatives including second quarter wage related actions to address COVID-19 and the businesses divested/to be exited.
Commercial Systems Segment net sales for the six months ended June 27, 2020 were $375.3 million, a decrease of $113.2 million or 23.2% as compared to the six months ended June 29, 2019. The decrease consisted of negative organic sales of 18.1%, a decline of 4.2% from the businesses divested/to be exited and negative foreign currency translation of 0.9%. Gross profit decreased $37.7 million or 28.8% as compared to the six months ended June 29, 2019 primarily driven by lower sales volumes as a result of COVID-19 related production delays, headwinds in commercial HVAC and COVID-19 related pressure on Europe air moving, combined with account pruning partially offset by share gains in China markets. Operating expenses for the six months ended June 27, 2020 were $71.7 million compared to $85.0 million in the six months ended June 29, 2019. The $13.3 million or 15.6% decrease was primarily due to lower variable selling costs on the lower sales volumes, the removal of costs related to the businesses divested/to be exited, second quarter wage related actions to address COVID-19 and general cost savings initiatives.
Industrial Systems Segment net sales for the six months ended June 27, 2020 were $250.2 million, a decrease of $43.4 million or 14.8% as compared to the six months ended June 29, 2019. The decrease consisted of negative organic sales of 12.6% and negative foreign currency translation of 2.2%. Gross profit decreased $4.1 million or 7.9% as compared to the six months ended June 29, 2019 primarily driven by lower sales volumes as a result of headwinds in industrial end markets, combined with account pruning, and overall headwinds related to the COVID-19 pandemic, partially offset by share gains in the data center market. Operating expenses for the six months ended June 27, 2020 were $44.6 million compared to $56.2 million in the six months ended June 29, 2019. The $11.6 million or 20.6% decrease was primarily due to lower variable selling costs on the lower sales volumes, second quarter wage related actions to address COVID-19 and general cost savings initiatives.
Climate Solutions Segment net sales were $388.3 million, a decrease of $142.9 million or 26.9% as compared to the six months ended June 29, 2019. The decrease consisted of negative organic sales of 23.3%, a decline of 3.1% from the businesses divested/to be exited and negative foreign currency translation of 0.5%. Gross profit decreased $38.7 million or 26.6% compared to the six months ended June 29, 2019. The decrease was primarily due to lower sales volumes driven by weakness in the North American residential HVAC channel, in addition to ongoing account pruning efforts in the segment, and overall headwinds related to the COVID-19 pandemic. Operating expenses for the six months ended June 27, 2020 were $56.0 million compared to $59.7 million in the six months ended June 29, 2019. The decrease was primarily due to lower variable selling costs on the lower sales volumes, second quarter wage related actions to address COVID-19 and general cost savings initiatives.
Power Transmission Solutions Segment net sales for the six months ended June 27, 2020 were $354.5 million, a decrease of $59.7 million or 14.4% compared to six months ended June 29, 2019. The decrease consisted of negative organic sales of 12.6%, a negative 1.2% from the businesses divested/to be exited and unfavorable foreign currency of 0.6%. Gross profit for the six months ended June 27, 2020 decreased $14.5 million or 10.3% primarily due to the decrease in sales volume driven by COVID-19 driven declines in oil & gas end markets, in addition to ongoing proactive account pruning activities in the segment. Operating expenses for the six months ended June 27, 2020 decreased $5.3 million as compared to the six months ended June 29, 2019 primarily due to a reduction in variable selling related costs along with second quarter wage related actions to address COVID-19 and general cost savings initiatives.

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(Dollars in Millions)
Net Sales:
Commercial Systems	$175.9	$246.3	$375.3	$488.5
Industrial Systems	120.6	155.5	250.2	293.6
Climate Solutions	178.2	267.9	388.3	531.2
Power Transmission Solutions	159.4	204.0	354.5	414.2
Consolidated	$634.1	$873.7	$1,368.3	$1,727.5

Gross Profit as a Percent of Net Sales:
Commercial Systems	24.1%	26.5%	24.8%	26.8%
Industrial Systems	20.6%	17.8%	19.0%	17.6%
Climate Solutions	26.6%	27.9%	27.5%	27.4%
Power Transmission Solutions	34.9%	32.5%	35.6%	34.0%
Consolidated	26.9%	26.8%	27.3%	27.1%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	19.4%	17.3%	19.1%	17.4%
Industrial Systems	18.0%	18.6%	17.8%	19.1%
Climate Solutions	14.9%	10.9%	14.4%	11.2%
Power Transmission Solutions	24.5%	20.2%	22.9%	20.9%
Consolidated	19.2%	16.3%	18.5%	16.6%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems*	3.5%	8.4%	5.0%	16.1%
Industrial Systems	2.7%	(0.8)%	1.1%	(1.9)%
Climate Solutions**	11.2%	19.3%	12.7%	17.1%
Power Transmission Solutions	10.4%	12.2%	12.7%	12.8%
Consolidated	7.2%	11.0%	8.5%	12.5%

Income from Operations	$45.9	$96.0	$115.9	$216.6
Other (Income) Expenses, net	(1.1)	0.2	(2.2)	0.3
Interest Expense	10.6	13.4	22.2	27.0
Interest Income	1.4	1.4	2.5	2.5
Income before Taxes	37.8	83.8	98.4	191.8
Provision for Income Taxes	8.5	16.4	22.4	37.6
Net Income	29.3	67.4	76.0	154.2
Less: Net Income Attributable to Noncontrolling Interests	1.2	0.8	2.1	1.7
Net Income Attributable to Regal Beloit Corporation	$28.1	$66.6	$73.9	$152.5
* The three and six months ended June 29, 2019 results included a loss on divestiture of $1.8 million and a gain on divestiture of $39.5 million, respectively.

** The three and six months ended June 29, 2019 results included a gain on divestiture of $6.1 million.

The effective tax rate for the three months ended June 27, 2020 was 22.5% versus 19.6% for the three months ended June 29, 2019. The effective tax rate for the six months ended June 27, 2020 was 22.8% versus 19.6% for the six months ended June 29, 2019. The change in the effective tax rate for the three and six months ended June 27, 2020 was primarily driven by the 2019 expiration of the China Hi-Technology incentives and the mix of earnings.

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

Cash flow provided by operating activities was $189.6 million for the six months ended June 27, 2020, a $59.0 million increase from the six months ended June 29, 2019. The increase on lower net income was due to cash provided by a reduction in trade receivables for the six months ended June 27, 2020. In contrast working capital increased for the six months ended June 29, 2019 driven by higher inventory and accounts receivable and lower current liabilities.

Cash flow used in investing activities was $14.8 million for the six months ended June 27, 2020 as compared to cash flow provided by investing activities of $83.7 million for the six months ended June 29, 2019. The change was driven primarily by $138.2 million of divestiture proceeds received partially offset by higher capital investments in the prior year.

Cash flow used in financing activities was $66.8 million for the six months ended June 27, 2020, compared to $172.3 million used in financing activities for the six months ended June 29, 2019. We had net debt repayments of $12.5 million during the six months ended June 27, 2020, compared to net debt repayments of $84.6 million during the six months ended June 29, 2019. We paid $24.3 million of dividends to shareholders during the six months ended June 27, 2020, compared to $24.0 million for the six months ended June 29, 2019. There were $25.0 million of share repurchases for the six months ended June 27, 2020, compared to $55.9 million for the six months ended June 29, 2019.

Our working capital was $1,097.3 million at June 27, 2020, compared to $1,047.2 million at December 28, 2019. At June 27, 2020 and December 28, 2019, our current ratio (which is the ratio of our current assets to current liabilities) was 2.9:1. Our working capital increased primarily due to the increase in cash from operations.

The following table presents selected financial information and statistics as of June 27, 2020 and December 28, 2019 (in millions):

	June 27, 2020		December 28, 2019
Cash and Cash Equivalents	$432.2		$331.4
Trade Receivables, Net	427.2		461.4
Inventories	679.7		678.4
Working Capital	1,097.3		1,047.2
Current Ratio	2.9	:1	2.9	:1

At June 27, 2020 our cash and cash equivalents totaled $432.2 million, of which $431.9 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017, dividends to the US no longer incur US tax.

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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended June 27, 2020 and June 29, 2019 was 1.6% and 3.8%, respectively. The weighted average interest rate on the Term Facility for the six months ended June 27, 2020 and June 29, 2019 was 2.9% and 3.8%, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At June 27, 2020, we had borrowings under the Multicurrency Revolving Facility in the amount of $5.3 million, $0.3 million of standby letters of credit issued under the facility, and $494.4 million of available borrowing capacity. For the three months ended June 27, 2020 and June 29, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $408.7 million and $82.5 million, respectively and weighted average interest rate of 1.9% and 3.8%, respectively. For the six months ended June 27, 2020 and June 29, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $258.8 million and $73.4 million, respectively, and the weighted average interest rate of 2.4% and 3.8%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At June 27, 2020, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of June 27, 2020, $400.0 million of the Notes are included in Long-Term Debt on the Condensed Consolidated Balance Sheets. The Notes maturing in 2021 will be paid using capacity on our Multicurrency Revolving Facility.
The following table presents details on the Notes at June 27, 2020 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of June 27, 2020.

Other Notes Payable

At June 27, 2020, other notes payable of approximately $4.5 million were outstanding with a weighted average interest rate of 4.9%. At December 28, 2019, other notes payable of approximately $4.5 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,146.4 million and $1,162.1 million as of June 27, 2020 and December 28, 2019, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At June 27, 2020, excluding the impact of interest rate swaps, we had $404.2 million of fixed rate debt and $725.6 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 27, 2020 would result in a $1.0 million change in after-tax annualized earnings. In April, 2018 we entered into a spot, non-amortizing interest rate swap with a notional amount of $88.4 million to convert variable rate debt to fixed debt. The swap expires in April 2021. We also entered into two forward starting non-amortizing swaps in June 2020, with a total notional amount of $250.0 million to convert variable rate debt to fixed rate debt. These swaps become effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedge under ASU 2017-12, with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of June 27, 2020 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 2021	2.5%	LIBOR (1 month)	$(1.8)
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$(1.0)
As of June 27, 2020, the interest rate swap liability of $(1.8) million was included in Current Hedging Obligations and $(1.0) million in Noncurrent Hedging Obligations. The unrealized loss on the effective portion of the contract net of tax of $(2.1) million was recorded in AOCI. At December 28, 2019, a $(1.0) million interest rate swap liability was included in Noncurrent Hedging Obligations.
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

As of June 27, 2020, derivative currency assets (liabilities) of $13.0 million, $1.1 million, $(11.7) million and $(1.6) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 28, 2019, derivative currency assets (liabilities) of $8.9 million, $10.3 million, $(3.1) million and $(0.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively. The unrealized (losses) gains on the effective portions of the hedges of $(6.3) million net of tax, and $5.7 million net of tax, as of June 27, 2020 and December 28, 2019 respectively, were recorded in AOCI. At June 27, 2020, we had $(4.4) million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, we had $2.1 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 27, 2020 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$62.8	$(1.6)	$6.3	$(6.3)
Mexican Peso	120.9	(7.5)	12.1	(12.1)
Euro	109.9	9.2	11.0	(11.0)
Indian Rupee	33.2	(0.9)	3.3	(3.3)
Canadian Dollar	3.8	0.1	0.4	(0.4)
Australian Dollar	17.1	1.5	1.7	(1.7)
British Pound	11.2	—	1.1	(1.1)
Thai Baht	5.7	—	0.6	(0.6)
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
Derivative commodity assets (liabilities) of $5.0 million, $(0.3) million and were recorded in Prepaid Expenses and Other Current Assets and Current Hedging Obligations, respectively, at June 27, 2020. Derivative commodity assets (liabilities) of $2.6 million, $0.1 million and $(0.3) million were recorded in Prepaid Expenses, Other Noncurrent Assets and Current Hedging Obligations, respectively, at December 28, 2019. The unrealized gain on the effective portion of the hedges of $3.7 million net of tax and $1.8 million net of tax, as of June 27, 2020 and December 28, 2019, respectively, was recorded in AOCI. At June 27, 2020, we had $(1.6) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, there was an additional $(0.8) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 27, 2020 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$50.6	$4.9	$5.1	$(5.1)
Aluminum	3.3	(0.2)	0.3	(0.3)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance of a $(10.7) million loss at June 27, 2020 includes $(3.5) million of net current deferred losses expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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
The COVID-19 pandemic has adversely impacted our business and could continue to have a material adverse impact on our business, results of operation, financial condition, liquidity, customers, suppliers, and the geographies in which we operate.

The COVID-19 pandemic has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the U.S. Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to us due to the interconnected nature of our business relationships.
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

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended June 27, 2020, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
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

Date: August 6, 2020