Form 10-Q
period 2020-09-26
REGAL BELOIT CORP
filed 2020-11-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 26, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On October 26, 2020 the registrant had outstanding 40,595,282 shares of common stock, $0.01 par value per share.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations, beliefs, current assumptions, and projections. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “forecast,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or similar words are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Those factors include, but are not limited to:

•the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on us and our customers and suppliers and the geographies in which we operate;
•uncertainties regarding our ability to execute our restructuring plans within expected costs and timing;
•actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and power transmission industries;
•our ability to develop new products based on technological innovation, such as the Internet of Things, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business;
•fluctuations in commodity prices and raw material costs;
•our dependence on significant customers;
•risks associated with global manufacturing, including risks associated with public health crises;
•issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;
•effects on earnings of any significant impairment of goodwill or intangible assets;
•prolonged declines or disruption in one or more markets we serve, such as heating, ventilation, air conditioning ("HVAC"), refrigeration, power generation, oil and gas, unit material handling or water heating;
•economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that we cannot control;
•product liability and other litigation, or claims by end users, government agencies or others that our products or our customers’ applications failed to perform as anticipated, particularly in high volume applications or where such failures are alleged to be the cause of property or casualty claims;
•our overall debt levels and our ability to repay principal and interest on our outstanding debt;
•changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate;
•unanticipated liabilities of acquired businesses;
•unanticipated adverse effects or liabilities from business exits or divestitures;
•unanticipated costs or expenses we may incur related to product warranty issues;
•our dependence on key suppliers and the potential effects of supply disruptions;
•infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;
•losses from failures, breaches, attacks or disclosures involving our information technology infrastructure and data;
•cyclical downturns affecting the global market for capital goods; and
•other risks and uncertainties including but not limited to those described in “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2020 and from time to time in other filed reports.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales	$758.2	$772.3	$2,126.5	$2,499.8
Cost of Sales	536.6	570.4	1,531.3	1,829.3
Gross Profit	221.6	201.9	595.2	670.5
Operating Expenses	131.6	128.9	385.1	416.3
Gain (Loss) on Divestiture of Businesses	—	0.2	(0.1)	(45.2)
Asset Impairments	—	—	4.3	10.0
Total Operating Expenses	131.6	129.1	389.3	381.1
Income from Operations	90.0	72.8	205.9	289.4
Other (Income) Expenses, net	(1.1)	0.1	(3.3)	0.4
Interest Expense	9.0	13.5	31.2	40.5
Interest Income	1.3	1.5	3.8	4.0
Income before Taxes	83.4	60.7	181.8	252.5
Provision for Income Taxes	17.1	9.9	39.5	47.5
Net Income	66.3	50.8	142.3	205.0
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.1	3.4	2.8
Net Income Attributable to Regal Beloit Corporation	$65.0	$49.7	$138.9	$202.2
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.60	$1.20	$3.42	$4.78
Assuming Dilution	$1.60	$1.19	$3.41	$4.75
Weighted Average Number of Shares Outstanding:
Basic	40.6	41.5	40.6	42.3
Assuming Dilution	40.8	41.7	40.7	42.6

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Income	$66.3	$50.8	$142.3	$205.0
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	36.7	(38.5)	(2.8)	(31.7)
Reclassification of Foreign Currency Translation Adjustments included in Net Income, Net of $0.0 Million Tax Effects for the Three Months and Nine Months Ended September 26, 2020 and September 28, 2019, Respectively	—	—	—	1.6
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $1.9 Million and $(1.6) Million for the Three Months Ended September 26, 2020 and September 28, 2019 and $(3.9) Million and $1.4 Million for the Nine Months Ended September 26, 2020 and September 28, 2019, Respectively	6.0	(4.9)	(12.3)	4.4
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $2.0 Million and $(1.0) Million for the Three Months Ended September 26, 2020 and September 28, 2019 and $1.9 Million and $(1.0) Million for the Nine Months Ended September 26, 2020 and September 28, 2019, Respectively	6.2	(3.2)	5.8	(3.2)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.0 Million and $0.1 Million for the Three Months Ended September 26, 2020 and September 28, 2019 and $0.1 Million and $0.3 Million for the Nine Months Ended September 26, 2020 and September 28, 2019, Respectively	0.1	0.4	0.3	1.3
Other Comprehensive Income (Loss)	49.0	(46.2)	(9.0)	(27.6)
Comprehensive Income	115.3	4.6	133.3	177.4
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2.2	(0.1)	3.5	1.6
Comprehensive Income Attributable to Regal Beloit Corporation	$113.1	$4.7	$129.8	$175.8
        See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 26, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$487.5	$331.4
Trade Receivables, Less Allowances of $15.6 Million in 2020 and $9.7 Million in 2019	472.5	461.4
Inventories	677.2	678.4
Prepaid Expenses and Other Current Assets	110.4	133.7
Assets Held for Sale	5.0	2.8
Total Current Assets	1,752.6	1,607.7
Net Property, Plant, and Equipment	549.4	605.0
Operating Lease Assets	74.7	71.0
Goodwill	1,508.4	1,501.3
Intangible Assets, Net of Amortization	535.4	567.2
Deferred Income Tax Benefits	43.9	58.4
Other Noncurrent Assets	15.0	20.1
Total Assets	$4,479.4	$4,430.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$363.8	$337.0
Dividends Payable	12.2	12.2
Current Hedging Obligations	8.0	3.4
Accrued Compensation and Employee Benefits	82.1	67.3
Other Accrued Expenses	112.4	118.4
Current Operating Lease Liabilities	21.7	21.6
Current Maturities of Long-Term Debt	230.6	0.6
Total Current Liabilities	830.8	560.5
Long-Term Debt	840.2	1,136.9
Deferred Income Taxes	177.6	171.9
Noncurrent Hedging Obligations	2.3	1.2
Pension and Other Post Retirement Benefits	74.1	80.8
Noncurrent Operating Lease Liabilities	55.5	51.0
Other Noncurrent Liabilities	47.0	48.0
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.6 Million and 40.8 Million Shares Issued and Outstanding for 2020 and 2019, Respectively	0.4	0.4
Additional Paid-In Capital	695.9	701.8
Retained Earnings	1,972.5	1,886.7
Accumulated Other Comprehensive Loss	(246.9)	(237.8)
Total Regal Beloit Corporation Shareholders' Equity	2,421.9	2,351.1
Noncontrolling Interests	30.0	29.3
Total Equity	2,451.9	2,380.4
Total Liabilities and Equity	$4,479.4	$4,430.7
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
June 27, 2020	$0.4	$694.0	$1,919.7	$(295.0)	$27.9	$2,347.0
Net Income	—	—	65.0	—	1.3	66.3
Other Comprehensive Income	—	—	—	48.1	0.9	49.0
Dividends Declared ($0.30 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(0.8)	—	—	—	(0.8)
Share-Based Compensation	—	2.7	—	—	—	2.7
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.1)	(0.1)
September 26, 2020	$0.4	$695.9	$1,972.5	$(246.9)	$30.0	$2,451.9

June 29, 2019	$0.4	$750.7	$1,882.7	$(232.8)	$29.4	$2,430.4
Net Income	—	—	49.7	—	1.1	50.8
Other Comprehensive Loss	—	—	—	(45.0)	(1.2)	(46.2)
Dividends Declared ($0.30 Per Share)	—	—	(12.3)	—	—	(12.3)
Stock Options Exercised	—	(0.5)	—	—	—	(0.5)
Stock Repurchase	—	(45.0)	(49.2)	—	—	(94.2)
Share-Based Compensation	—	2.6	—	—	—	2.6
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.5)	(1.5)
September 28, 2019	$0.4	$707.8	$1,870.9	$(277.8)	$27.8	$2,329.1

	Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	138.9	—	3.4	142.3
Other Comprehensive Income (Loss)	—	—	—	(9.1)	0.1	(9.0)
Dividends Declared ($0.90 Per Share)	—	—	(36.5)	—	—	(36.5)
Stock Options Exercised	—	(3.0)	—	—	—	(3.0)
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Share-Based Compensation	—	8.2	—	—	—	8.2
Adoption of ASU 2016-13	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
September 26, 2020	$0.4	$695.9	$1,972.5	$(246.9)	$30.0	$2,451.9

December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	202.2	—	2.8	205.0
Other Comprehensive Loss	—	—	—	(26.4)	(1.2)	(27.6)
Dividends Declared ($0.88 Per Share)	—	—	(36.9)	—	—	(36.9)
Stock Options Exercised	—	(8.0)	—	—	—	(8.0)
Stock Repurchase	—	(77.8)	(72.3)	—	—	(150.1)
Share-Based Compensation	—	10.0	—	—	—	10.0
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.8)	(1.8)
September 28, 2019	$0.4	$707.8	$1,870.9	$(277.8)	$27.8	$2,329.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 26, 2020	September 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$142.3	$205.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	98.8	100.4
Asset Impairments	4.3	10.0
Noncash Lease Expense	18.3	20.5
Loss on Sale or Disposition of Assets, Net	2.7	1.7
Share-Based Compensation Expense	8.2	10.0
Gain on Divestiture of Businesses	(0.1)	(45.2)
Change in Operating Assets and Liabilities	35.4	(31.2)
Net Cash Provided by Operating Activities	309.9	271.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(29.7)	(77.3)
Proceeds from Divestiture of Businesses	0.3	159.6
Proceeds from Sale of Assets	7.6	1.7
Net Cash (Used in) Provided by Investing Activities	(21.8)	84.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	898.1	894.3
Repayments Under Revolving Credit Facility	(915.8)	(977.4)
Proceeds from Short-Term Borrowings	2.3	27.5
Repayments of Short-Term Borrowings	(2.3)	(27.5)
Proceeds from Long-Term Borrowings	0.1	—
Repayments of Long-Term Borrowings	(50.2)	(24.2)
Dividends Paid to Shareholders	(36.5)	(36.6)
Shares Surrendered for Taxes	(3.3)	(8.0)
Proceeds from the Exercise of Stock Options	0.2	—
Repurchase of Common Stock	(25.0)	(150.1)
Distributions to Noncontrolling Interests	(2.8)	(1.8)
Net Cash Used in Financing Activities	(135.2)	(303.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3.2	(7.0)
Net Increase in Cash and Cash Equivalents	156.1	44.4
Cash and Cash Equivalents at Beginning of Period	331.4	248.6
Cash and Cash Equivalents at End of Period	$487.5	$293.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$36.2	$44.4
Income taxes	$20.4	$31.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2020
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of December 28, 2019, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 26, 2020 and for the three and nine months ended September 26, 2020 and September 28, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed on February 26, 2020.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 26, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 2, 2021.
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

Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. In the second quarter, the Company adopted this standard prospectively and is applying those expedients that allow the Company to continue to assert that LIBOR-based interest remains probable, despite the sunset of LIBOR at the end of 2021 with no impact on the Company's Condensed Consolidated Financial Statements.

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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	September 26, 2020	December 28, 2019
Raw Material and Work in Process	49%	48%
Finished Goods and Purchased Parts	51%	52%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 54% of the Company's inventory at September 26, 2020, and 53% at December 28, 2019 was determined using the last-in, first-out ("LIFO") method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	September 26, 2020	December 28, 2019
Land and Improvements		$75.3	$80.3
Buildings and Improvements	3 - 50	285.0	305.2
Machinery and Equipment	3 - 15	969.6	988.2
Property, Plant and Equipment		1,329.9	1,373.7
Less: Accumulated Depreciation		(780.5)	(768.7)
Net Property, Plant and Equipment		$549.4	$605.0

For the nine months ended September 26, 2020, the Company recognized $4.3 million of asset impairments related to the transfer of assets to held for sale. For the nine months ended September 28, 2019, the Company recognized $5.1 million of asset impairments related to the transfer of assets to held for sale.

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
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. The Company reports in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions. See Note 6 for a description of the different segments.
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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
September 26, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$156.9	$71.1	$210.7	$133.5	$572.2
Asia	35.4	35.7	9.7	7.4	88.2
Europe	8.0	6.4	7.7	20.1	42.2
Rest-of-World	18.2	25.6	5.9	5.9	55.6
Total	$218.5	$138.8	$234.0	$166.9	$758.2

September 28, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$151.4	$78.8	$204.4	$146.3	$580.9
Asia	27.4	42.7	7.4	7.1	84.6
Europe	32.1	11.8	9.3	22.8	76.0
Rest-of-World	3.9	10.5	9.8	6.6	30.8
Total	$214.8	$143.8	$230.9	$182.8	$772.3

	Nine Months Ended
September 26, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$412.8	$213.2	$554.1	$417.6	$1,597.7
Asia	87.7	109.1	19.3	19.8	235.9
Europe	62.0	34.3	22.8	66.2	185.3
Rest-of-World	31.3	32.4	26.1	17.8	107.6
Total	$593.8	$389.0	$622.3	$521.4	$2,126.5

September 28, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$503.5	$238.0	$671.1	$485.8	$1,898.4
Asia	82.4	126.8	28.6	21.7	259.5
Europe	101.8	39.2	31.5	70.0	242.5
Rest-of-World	15.6	33.4	30.9	19.5	99.4
Total	$703.3	$437.4	$762.1	$597.0	$2,499.8

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of September 26, 2020 and December 28, 2019 were $5.0 million and $2.8 million, respectively, as the Company has both the intent and ability to sell these assets.

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

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended
September 26, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(10.7)	$(30.5)	$(253.8)	$(295.0)
Other Comprehensive Income (Loss) before Reclassifications	7.9	(0.1)	35.9	43.7
Tax Impact	(1.9)	—	—	(1.9)
Amounts Reclassified from Accumulated Other Comprehensive Income	8.2	0.1	—	8.3
Tax Impact	(2.0)	—	—	(2.0)
Net Current Period Other Comprehensive Income	12.2	—	35.9	48.1
Ending Balance	$1.5	$(30.5)	$(217.9)	$(246.9)

September 28, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$3.9	$(37.5)	$(199.2)	$(232.8)
Other Comprehensive Income (Loss) before Reclassifications	(6.5)	0.1	(37.4)	(43.8)
Tax Impact	1.6	—	—	1.6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4.2)	0.5	—	(3.7)
Tax Impact	1.0	(0.1)	—	0.9
Net Current Period Other Comprehensive Income (Loss)	(8.1)	0.5	(37.4)	(45.0)
Ending Balance	$(4.2)	$(37.0)	$(236.6)	$(277.8)

	Nine Months Ended
September 26, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.0	$(31.0)	$(214.8)	$(237.8)
Other Comprehensive Income (Loss) before Reclassifications	(16.2)	0.2	(3.1)	(19.1)
Tax Impact	3.9	—	—	3.9
Amounts Reclassified from Accumulated Other Comprehensive Income	7.7	0.4	—	8.1
Tax Impact	(1.9)	(0.1)	—	(2.0)
Net Current Period Other Comprehensive Income (Loss)	(6.5)	0.5	(3.1)	(9.1)
Ending Balance	$1.5	$(30.5)	$(217.9)	$(246.9)

September 28, 2019	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(5.4)	$(38.2)	$(207.8)	$(251.4)
Other Comprehensive Income (Loss) before Reclassifications	5.8	(0.1)	(30.4)	(24.7)
Tax Impact	(1.4)	—	—	(1.4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4.2)	1.6	1.6	(1.0)
Tax Impact	1.0	(0.3)	—	0.7
Net Current Period Other Comprehensive Income (Loss)	1.2	1.2	(28.8)	(26.4)
Ending Balance	$(4.2)	$(37.0)	$(236.6)	$(277.8)
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

In the fourth quarter 2019, in conjunction with the Company's annual goodwill impairment test, the Company concluded that the excess fair value over carrying value for the global industrial motors, commercial air moving and power switch reporting units were less than 10 percent. In the third quarter 2020, the Company performed an interim impairment analysis for the global industrial motors reporting unit triggered by events primarily driven by the economic uncertainty caused by COVID-19. The excess fair value over carrying value continues to be less than 10 percent for the global industrial motors reporting unit.

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

The global industrial motors reporting unit had goodwill of $123.8 million as of September 26, 2020.

The following table presents changes to goodwill during the nine months ended September 26, 2020 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 28, 2019	$1,501.3	$426.6	$170.8	$331.2	$572.7
Translation Adjustments	7.1	(0.6)	1.3	(1.2)	7.6
Balance as of September 26, 2020	$1,508.4	$426.0	$172.1	$330.0	$580.3

Cumulative Goodwill Impairment Charges	$285.2	$183.2	$61.6	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		September 26, 2020		December 28, 2019
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$698.5	$334.4	$692.1	$302.4
Technology	14	144.7	105.4	144.0	99.0
Trademarks	14	36.5	26.6	35.9	25.0
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		896.3	483.0	888.6	443.0
Non-Amortizable Trade Name		122.1	—	121.6	—
		$1,018.4	$483.0	$1,010.2	$443.0

Intangible Assets, Net of Amortization		$535.4		$567.2

Amortization expense recorded for the three and nine months ended September 26, 2020 was $11.9 million and $36.3 million, respectively. Amortization expense recorded for the three and nine months ended September 28, 2019 was $12.6 million and $38.0 million, respectively. Amortization expense for fiscal year 2020 is estimated to be $48.0 million. There was no impairment of intangible assets during the three and nine months ended September 26, 2020. For the nine months ended September 28, 2019, the Company recognized $4.9 million of customer relationships intangible asset impairments related to the transfer of assets to held for sale.

The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2021	$43.0
2022	41.2
2023	41.2
2024	40.6
2025	38.5

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

The following sets forth certain financial information attributable to the Company's operating segments for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended
September 26, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$218.5	$138.8	$234.0	$166.9	$—	$758.2
Intersegment Sales	14.5	7.4	4.6	0.6	(27.1)	—
Total Sales	233.0	146.2	238.6	167.5	(27.1)	758.2
Gross Profit	61.4	31.2	69.1	59.9	—	221.6
Operating Expenses	36.1	24.6	29.9	41.0	—	131.6
Total Operating Expenses	36.1	24.6	29.9	41.0	—	131.6
Income from Operations	25.3	6.6	39.2	18.9	—	90.0
Depreciation and Amortization	7.9	6.0	5.0	14.0	—	32.9
Capital Expenditures	3.2	1.7	1.8	2.6	—	9.3

September 28, 2019
External Sales	$214.8	$143.8	$230.9	$182.8	$—	$772.3
Intersegment Sales	10.8	8.0	4.2	1.2	(24.2)	—
Total Sales	225.6	151.8	235.1	184.0	(24.2)	772.3
Gross Profit	53.5	23.7	64.2	60.5	—	201.9
Operating Expenses	36.8	26.0	26.5	39.6	—	128.9
Loss on Divestitures	0.1	—	0.1	—	—	0.2
Total Operating Expenses	36.9	26.0	26.6	39.6	—	129.1
Income (Loss) from Operations	16.6	(2.3)	37.6	20.9	—	72.8
Depreciation and Amortization	8.3	6.5	5.1	14.0	—	33.9
Capital Expenditures	6.8	4.2	6.8	3.3	—	21.1

	Nine Months Ended
September 26, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$593.8	$389.0	$622.3	$521.4	$—	$2,126.5
Intersegment Sales	43.2	23.2	13.0	1.9	(81.3)	—
Total Sales	637.0	412.2	635.3	523.3	(81.3)	2,126.5
Gross Profit	154.5	78.7	175.9	186.1	—	595.2
Operating Expenses	107.8	69.2	85.9	122.2	—	385.1
Gain on Divestiture of Businesses	(0.1)	—	—	—	—	(0.1)
Asset Impairments	2.8	0.2	1.3	—	—	4.3
Total Operating Expenses	110.5	69.4	87.2	122.2	—	389.3
Income from Operations	44.0	9.3	88.7	63.9	—	205.9
Depreciation and Amortization	24.5	17.9	14.7	41.7	—	98.8
Capital Expenditures	8.5	6.0	8.0	7.2	—	29.7

September 28, 2019
External Sales	$703.3	$437.4	$762.1	$597.0	$—	$2,499.8
Intersegment Sales	34.7	27.8	13.1	3.3	(78.9)	—
Total Sales	738.0	465.2	775.2	600.3	(78.9)	2,499.8
Gross Profit	184.3	75.3	209.7	201.2	—	670.5
Operating Expenses	121.8	82.2	86.2	126.1	—	416.3
(Gain) Loss on Divestiture of Businesses	(39.4)	0.1	(6.0)	0.1	—	(45.2)
Asset Impairments	6.7	0.9	1.3	1.1	—	10.0
Total Operating Expenses	89.1	83.2	81.5	127.3	—	381.1
Income (Loss) from Operations	95.2	(7.9)	128.2	73.9	—	289.4
Depreciation and Amortization	26.1	18.2	14.5	41.6	—	100.4
Capital Expenditures	24.2	18.1	19.4	15.6	—	77.3

The following table presents identifiable assets information attributable to the Company's operating segments as of September 26, 2020 and December 28, 2019 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of September 26, 2020	$1,258.2	$826.1	$876.4	$1,518.7	$4,479.4
Identifiable Assets as of December 28, 2019	$1,198.5	$802.8	$878.3	$1,551.1	$4,430.7

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of September 26, 2020 and December 28, 2019 (in millions):

	September 26, 2020	December 28, 2019
Term Facility	$670.0	$720.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	—	17.7
Other	4.3	4.5
Less: Debt Issuance Costs	(3.5)	(4.7)
Total	1,070.8	1,137.5
Less: Current Maturities	230.6	0.6
Long-Term Debt	$840.2	$1,136.9
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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended September 26, 2020 and September 28, 2019 was 1.5% and 3.6%, respectively. The weighted average interest rate on the Term Facility for the nine months ended September 26, 2020 and September 28, 2019 was 2.1% and 3.8%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 26, 2020, the Company had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility, and $499.8 million of available borrowing capacity. For the three months ended September 26, 2020 and September 28, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $51.4 million and $127.1 million, respectively, and weighted average interest rate of 1.5% and 3.6%, respectively. For the nine months ended September 26, 2020 and September 28, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $189.7 million and $91.3 million, respectively, and the weighted average interest rate of 2.1% and 3.7%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At September 26, 2020, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of September 26, 2020, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively, on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at September 26, 2020 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of September 26, 2020.
Other Notes Payable

At September 26, 2020, other notes payable of approximately $4.3 million were outstanding with a weighted average interest rate of 4.9%. At December 28, 2019, other notes payable of approximately $4.5 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,087.3 million and $1,162.1 million as of September 26, 2020 and December 28, 2019, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service Cost	$0.4	$1.5	$1.5	$4.6
Interest Cost	2.1	2.8	6.2	8.2
Expected Return on Plan Assets	(3.3)	(3.2)	(9.9)	(9.4)
Amortization of Prior Service Cost and Net Actuarial Loss	0.1	0.5	0.4	1.6
Net Periodic Benefit Cost (Income)	$(0.7)	$1.6	$(1.8)	$5.0

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other (Income) Expenses, net on the Company's Condensed Consolidated Statements of Income.
The estimated net actuarial loss and prior (income) service cost for post retirement plans that will be amortized from AOCI into net periodic benefit cost (income) during the 2020 fiscal year are $1.2 million and $(0.6) million, respectively.
For the three months ended September 26, 2020 and September 28, 2019, the Company contributed $1.3 million and $4.1 million, respectively, to post retirement plans. For the nine months ended September 26, 2020 and September 28, 2019, the Company contributed $3.6 million and $9.0 million, respectively. The Company expects to make total contributions of $5.6 million in 2020. The Company contributed a total of $10.8 million in fiscal 2019.

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

Short-term and variable lease expenses were immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating Lease Cost	$7.5	$7.8	$22.8	$24.9
Finance Lease Cost:
Amortization of ROU Assets	0.1	0.1	0.2	0.2
Interest on Lease Liabilities	—	—	0.1	0.2
Total Lease Expense	$7.6	7.9	$23.1	$25.3

Maturity of lease liabilities as of September 26, 2020 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$7.4	$0.1	$7.5
2021	25.2	0.5	25.7
2022	18.4	0.6	19.0
2023	12.2	0.6	12.8
2024	8.2	0.6	8.8
Thereafter	23.1	1.9	25.0
Total Lease Payments	$94.5	$4.3	$98.8
Less: Interest	(17.3)	(0.8)	(18.1)
Present Value of Lease Liabilities	$77.2	$3.5	$80.7

Other information related to leases was as follows (in millions):

	Nine Months Ended
Supplemental Cash Flows Information	September 26, 2020	September 28, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows Used For Operating Leases	$21.8	$24.9
Operating Cash Flows Used For Finance Leases	0.1	0.2
Financing Cash Flows Used For Finance Leases	0.2	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	21.3	10.6
Weighted Average Remaining Lease Term
Operating Leases	5.2 years	4.6 years
Finance Leases	7.5 years	8.5 years
Weighted Average Discount Rate
Operating Leases	8.2%	8.3%
Finance Leases	5.9%	5.9%

The Company had no operating or finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing 3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. For the three and nine months ended September 26, 2020, the Company repurchased and retired zero and 315,072 shares, respectively, of its common stock. For the nine months ended September 26, 2020, the common stock had an average cost of $79.38 per share for a total cost of $25.0 million. For the three months ended September 28, 2019, the Company repurchased and retired 1,282,037 shares of its common stock at an average cost of $73.43 for a total cost of $94.2 million. For the nine months ended September 28, 2019, the Company repurchased and retired 2,013,782 shares of its common stock at an average cost of $74.52 per share and a total cost of $150.1 million under the July 2018 program.

As of September 26, 2020, there was approximately $210.0 million in common stock available for repurchase under the October 2019 program. The Company announced it had suspended the share repurchase program starting in the first quarter of 2020. The Company has re-instated the share purchase program starting in the fourth quarter of 2020. The existing share repurchase program remains authorized by the Company's Board of Directors.

Share-Based Compensation

The majority of the Company’s annual share-based incentive awards had historically been granted in the second fiscal quarter. Beginning in fiscal 2020, the Company moved its granting of share-based incentive awards to the first fiscal quarter.

The Company recognized approximately $2.7 million and $2.6 million in share-based compensation expense for the three months ended September 26, 2020 and September 28, 2019, respectively. Share-based compensation expense was $8.2 million and $10.0 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.6 million and $0.5 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.7 million and $2.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of September 26, 2020, total unrecognized compensation cost related to share-based compensation awards was approximately $20.8 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years.

Approximately 1.8 million shares were available for future grant under the 2018 Equity Incentive Plan at September 26, 2020.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the nine months ended September 26, 2020 and September 28, 2019, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the nine months ended September 26, 2020 and September 28, 2019 (in millions):

	September 26, 2020	September 28, 2019
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$5.7	$5.1
Cash Received from Stock Option Exercises	0.2	—
Income Tax Benefit from the Exercise of SARs	0.4	(0.1)
Total Fair Value of Share-Based Incentive Awards Vested	1.8	5.4

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2020	2019
Per share weighted average fair value of grants	$21.23	$20.84
Risk-free interest rate	1.5%	2.4%
Expected life (years)	7.0	7.0
Expected volatility	25.2%	25.0%
Expected dividend yield	1.4%	1.5%

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

The following table presents a summary of share-based incentive plan grant activity for the nine months ended September 26, 2020.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2019	817,790	$73.34	6.0	$9.9
Granted	181,177	88.25
Exercised	(299,816)	69.29
Forfeited	(92,352)	76.99
Expired	(3,308)	67.38
Outstanding as of September 26, 2020	603,491	$79.00	4.5	$5.7
Exercisable as of September 26, 2020	197,612	$70.73	4.5	$4.4

Compensation expense recognized related to SARs was $2.2 million for the nine months ended September 26, 2020.
As of September 26, 2020, there was $6.5 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.7 years.

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
The following table presents a summary of RSA award activity for the nine months ended September 26, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of December 28, 2019	15,571	$80.41	0.4
Granted	16,280	70.05
Vested	(15,148)	80.29
Unvested RSAs as of September 26, 2020	16,703	$70.42	0.6

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.9 million for the nine months ended September 26, 2020.
As of September 26, 2020, there was $0.7 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.6 years.
The following table presents a summary of RSU award activity for the nine months ended September 26, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of December 28, 2019	175,025	$78.19	1.9
Granted	66,815	85.68
Vested	(49,259)	80.20
Forfeited	(27,288)	78.11
Unvested RSUs as of September 26, 2020	165,293	$80.63	1.9
RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $3.5 million for the nine months ended September 26, 2020.
As of September 26, 2020, there was $8.2 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.
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

The assumptions used in the Company's Monte Carlo simulation were as follows:

	2020	2019
Risk-free interest rate	1.4%	2.3%
Expected life (years)	3.0	3.0
Expected volatility	24.0%	25.0%
Expected dividend yield	1.4%	1.5%

The following table presents a summary of PSU activity for the nine months ended September 26, 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of December 28, 2019	90,565	$86.35	1.9
Granted	42,677	99.74
Vested	(7,545)	95.33
Forfeited	(30,987)	86.59
Unvested PSUs as of September 26, 2020	94,710	$91.59	2.0
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.6 million for the nine months ended September 26, 2020. Total unrecognized compensation expense for all PSUs granted as of September 26, 2020 is estimated to be $5.4 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.0 years.

11. INCOME TAXES
The effective tax rate for the three months ended September 26, 2020 was 20.5% versus 16.3% for the three months ended September 28, 2019. The effective tax rate for the nine months ended September 26, 2020 was 21.7% versus 18.8% for the nine months ended September 28, 2019. The change in the effective tax rate for the three and nine months ended September 26, 2020 was primarily driven by the 2019 expiration of the China incentives awarded to the Company for research and development efforts and the mix of earnings. The Company has applied for the renewal of the China tax incentives and will record the benefit if approval is granted.
As of September 26, 2020 and December 28, 2019, the Company had approximately $6.9 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $2.7 million and $2.3 million of accrued interest as of September 26, 2020 and December 28, 2019, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2014, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2012.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.3 million and 0.5 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The amount of the anti-dilutive shares were 0.4 million and 0.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Denominator for Basic Earnings Per Share	40.6	41.5	40.6	42.3
Effect of Dilutive Securities	0.2	0.2	0.1	0.3
Denominator for Diluted Earnings Per Share	40.8	41.7	40.7	42.6

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning Balance	$15.7	$16.4	$15.1	$14.8
Less: Payments	(3.7)	(4.3)	(10.6)	(9.0)
Provisions	4.4	4.4	11.9	11.1
Held for Sale	—	—	—	(0.4)
Ending Balance	$16.4	$16.5	$16.4	$16.5
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 26, 2020 or September 28, 2019.
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
At September 26, 2020, the Company had $(0.5) million, net of tax, of derivative losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, the Company had $1.3 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of September 26, 2020, the Company had the following currency forward contracts outstanding (with maturities extending through June 2022) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$55.6
Mexican Peso	110.8
Euro	148.6
Indian Rupee	32.2
Canadian Dollar	2.4
Australian Dollar	16.7
British Pound	17.9
Thai Baht	6.2

As of September 26, 2020, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2021) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$38.9
Aluminum	3.2

As of September 26, 2020, the total notional amount of the Company's receive variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.
The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps become effective July 2021 and will expire in July 2025.

The following table presents the fair values of derivative instruments as of September 26, 2020 and December 28, 2019 (in millions):

	September 26, 2020
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$1.2	$2.0
Currency Contracts	9.7	1.0	6.8	0.3
Commodity Contracts	6.8	—	—	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	—	—
Total Derivatives	$16.6	$1.0	$8.0	$2.3

	December 28, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Current Hedging Obligations	Noncurrent Hedging Obligations
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.0
Currency Contracts	8.8	10.3	3.0	0.2
Commodity Contracts	2.6	0.1	0.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	0.1	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$11.5	$10.4	$3.4	$1.2

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 26, 2020				September 28, 2019
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$5.8	$2.4	$(0.3)	$7.9	$(3.9)	$(3.2)	$0.6	$(6.5)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
Gain (Loss) Recognized in Cost of Sales	(0.4)	(4.9)	—	(5.3)	(1.8)	2.0	—	0.2
Gain (Loss) Recognized in Operating Expenses	—	(3.1)	—	(3.1)	—	3.2	—	3.2
Gain Recognized in Interest Expense	—	—	0.2	0.2	—	—	0.7	0.7

	Nine Months Ended
	September 26, 2020				September 28, 2019
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$5.1	$(19.9)	$(1.4)	$(16.2)	$(3.3)	$8.5	$0.6	$5.8
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	—	—	—	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	(2.4)	(2.1)	—	(4.5)	(5.4)	3.8	—	(1.6)
Gain (Loss) Recognized in Operating Expenses	—	(4.0)	—	(4.0)	—	3.6	—	3.6
Gain Recognized in Interest Expense	—	—	0.8	0.8	—	—	1.9	1.9

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	September 26, 2020		September 28, 2019
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.1	$—	$—	$—
Gain (Loss) recognized in Operating Expenses	$—	$(2.4)	$—	$0.6

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.1		$0.1	$—
Gain (Loss) recognized in Operating Expenses	$—	$(3.7)	$—	$0.1
The net AOCI hedging component balance of a $1.5 million gain at September 26, 2020 includes $4.0 million of net current deferred gain expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended September 26, 2020 and December 28, 2019.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	September 26, 2020
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.8	$(3.5)	$6.3
Derivative Commodity Contracts	6.8	—	6.8
Other Noncurrent Assets:
Derivative Currency Contracts	1.0	(0.1)	0.9
Current Hedging Obligations:
Derivative Currency Contracts	6.8	(3.5)	3.3
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.3	(0.1)	0.2

	December 28, 2019
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$(2.5)	$6.4
Derivative Commodity Contracts	2.6	(0.3)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	10.3	(0.1)	10.2
Derivative Commodity Contracts	0.1	—	0.1
Current Hedging Obligations:
Derivative Currency Contracts	3.1	(2.5)	0.6
Derivative Commodity Contracts	0.3	(0.3)	—
Noncurrent Hedging Obligations:
Derivative Currency Contracts	0.2	(0.1)	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 26, 2020 and December 28, 2019, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at September 26, 2020 and December 28, 2019.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 26, 2020 and December 28, 2019 (in millions):

	September 26, 2020	December 28, 2019	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.8	$8.9	Level 2
Derivative Commodity Contracts	6.8	2.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.2	6.1	Level 1
Derivative Currency Contracts	1.0	10.3	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Liabilities:
Current Hedging Obligations:
Interest Rate Swap	1.2	—	Level 2
Derivative Currency Contracts	6.8	3.1	Level 2
Derivative Commodity Contracts	—	0.3	Level 2
Noncurrent Hedging Obligations:
Interest Rate Swap	2.0	1.0	Level 2
Derivative Currency Contracts	0.3	0.2	Level 2
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

16. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2020 and 2019. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's Simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees' remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning Balance	$2.9	$0.7	$0.9	$0.2
Provision	5.8	7.3	18.7	13.2
Less: Payments	7.7	8.0	18.6	13.4
Ending Balance	$1.0	$—	$1.0	$—

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and nine months ended September 26, 2020 and September 28, 2019, respectively (in millions):

	Three Months Ended
	September 26, 2020			September 28, 2019
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.5	$0.5	$2.0	$2.5	$2.4	$4.9
Facility Related Costs	2.5	1.6	4.1	1.9	0.5	2.4
Other Expenses	—	(0.3)	(0.3)	—	—	—
Total Restructuring Costs	$4.0	$1.8	$5.8	$4.4	$2.9	$7.3

	Nine Months Ended
	September 26, 2020			September 28, 2019
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$4.4	$3.5	$7.9	$2.9	$3.9	$6.8
Facility Related Costs	8.4	2.4	10.8	3.2	3.2	6.4
Other Expenses	0.3	(0.3)	—	—	—	—
Total Restructuring Costs	$13.1	$5.6	$18.7	$6.1	$7.1	$13.2

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
September 26, 2020	$5.8	$0.7	$2.3	$0.8	$2.0
September 28, 2019	$7.3	$2.5	$3.1	$0.8	$0.9

Restructuring Costs - Nine Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
September 26, 2020	$18.7	$4.8	$5.2	$3.2	$5.5
September 28, 2019	$13.2	$4.8	$5.5	$1.5	$1.4

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $8.9 million which includes $3.2 million of employee termination expenses and $5.7 million of facility related costs on approved projects. The Company anticipates total restructuring costs of approximately $25.0 million for fiscal 2020.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events since September 26, 2020, the date of these financial statements, and is not aware of any events to disclose.

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

Operating Segments

Our company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions.

A description of the four operating segments is as follows:

•Commercial Systems segment produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.

•Industrial Systems segment produces integral motors, generators, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.

•Climate Solutions segment produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.

•Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including beverage, bulk handling, metals, special machinery, energy, aerospace and general industrial.

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
COVID-19 Pandemic
COVID-19 evolved during the first quarter of 2020 into a global pandemic, resulting in a severe global health crisis that drove a dramatic slowdown in global economic and social activity. COVID-19 started to impact our businesses in China early in the first quarter of this year, and as the virus spread and the year progressed, the virus increasingly impacted our business on a global scale.

Impacts from COVID-19 on our business became more severe during the first half of the second quarter in terms of weakening demand in many of our end markets, which are weighted to North America, and its impact on our manufacturing operations, particularly in Mexico and India. As the second quarter progressed, pressure on our order rates started to abate, and previously disrupted manufacturing operations improved. Our order rates started to push back into positive territory in the third quarter. Currently, our manufacturing operations are, on average, running closer to full capacity. We acknowledge that in many regions confirmed cases of COVID-19 are increasing, including in much of the United States, Mexico, Europe and India.

We are an essential business, and as such have worked to ensure that our global facilities have remained operational. Our products are essential components in a range of applications used in the food & beverage, pharmaceutical, medical, transportation, and data communications industries, among many others. Certain global manufacturing operations have been impacted with plant closures or plants running at reduced rates at various points during the first nine months of the fiscal year.

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

As part of our response to the impacts of COVID-19, we have taken additional cost reduction actions, in addition to the substantial restructuring, supply chain, and 80/20 reorganization efforts that were already underway prior to the start of the COVID-19 pandemic. These additional actions included an organization wide reduction in force and a voluntary early retirement program. We will consider making further changes to our cost structure as the implications of COVID-19 continue to evolve.

Outlook
Our August and September order rates pushed back into positive territory as compared to the prior year evidencing some level of stability. Net sales in the fourth quarter are typically lower compared to our first three quarters due to seasonality and we expect fourth quarter and full year sales to be down versus the prior year.

Results of Operations
Three Months Ended September 26, 2020 Compared to September 28, 2019
Net sales decreased $14.1 million or 1.8% for the third quarter 2020 compared to the third quarter 2019. The decrease consisted of negative organic sales of 1.5%, negative foreign currency translation of 0.2%, and a negative 0.1% from the businesses divested/to be exited. The decrease was primarily driven by sales declines in North America general industrial, oil & gas end markets due to the lower customer demand and production disruptions caused by the COVID-19 pandemic and ongoing proactive account pruning. Gross profit increased $19.7 million or 9.8% for the third quarter 2020 as compared to the third quarter 2019. The increase in gross profit on lower volume was driven by favorable price realization versus cost, improved sales mix, proactive account pruning, supply chain optimization and benefits of prior cost actions. Total operating expenses for the third quarter 2020 increased $2.5 million or 1.9% as compared to the third quarter 2019. The increase was primarily driven by foreign exchange losses and real estate sale losses partially offset by lower variable selling costs and lower employee related wage and benefit costs.
Commercial Systems Segment net sales for the third quarter 2020 were $218.5 million, an increase of $3.7 million or 1.7% as compared to the third quarter 2019. The increase consisted of positive organic sales of 1.3% and positive foreign currency translation of 0.5%. The increase was primarily driven by strength in the pool pump market, share gains in the China motor business and to a lesser extent growth in North American large commercial HVAC. The gains were partially offset by ongoing COVID-19 pandemic related disruptions in our Mexico manufacturing operations and ongoing proactive account pruning. Gross profit increased $7.9 million or 14.8% as compared to the third quarter 2019. The increase in gross profit was primarily driven by favorable price realization versus cost and improved sales mix partially offset by expedited freight charges incurred as a result of the manufacturing operations disruptions. Total operating expenses for the third quarter 2020 were $36.1 million compared to $36.9 million in the third quarter 2019. The $0.8 million or 2.2% decrease was primarily due to lower employee related wage and benefit costs partially offset by foreign exchange losses.
Industrial Systems Segment net sales for the third quarter 2020 were $138.8 million, a decrease of $5.0 million or 3.5% as compared to the third quarter 2019. The decrease consisted of negative organic sales of 2.9% and negative foreign currency translation of 0.6%. The decrease was primarily driven by headwinds related to the COVID-19 pandemic impacting sales into the North American general industrial and oil & gas markets, combined with ongoing proactive account pruning; partially offset by share gains in the data center market. Gross profit increased $7.5 million or 31.6% as compared to the third quarter 2019. The increase in gross profit was primarily driven by supply chain optimization, favorable mix and positive price realization versus cost partially offset by lower volumes. Total operating expenses for the third quarter 2020 were $24.6 million compared to $26.0 million in the third quarter 2019. The $1.4 million or 5.4% decrease was primarily due to lower variable selling costs on the lower sales volumes, lower employee related wage and benefit costs and general cost savings initiatives partially offset by real estate losses and foreign exchange losses.
Climate Solutions Segment net sales were $234.0 million, an increase of $3.1 million or 1.3% as compared to the third quarter 2019. The increase consisted of positive organic sales of 2.5% offset by a decline of 0.4% from the businesses divested/to be exited and negative foreign currency translation of 0.8%. The increase was primarily due to strong demand in the North America residential HVAC market, partially offset by headwinds related to COVID-19 pandemic in the commercial refrigeration market and in the North American light commercial HVAC market, as well as ongoing account pruning. Gross profit increased $4.9 million or 7.6% compared to the third quarter 2019. The increase in gross profit was primarily driven by favorable mix and higher volumes partially offset by slightly weaker price realization versus cost and expedited freight charges. Total operating expenses for the third quarter 2020 were $29.9 million compared to $26.6 million in the third quarter 2019. The increase was primarily due to increased foreign exchange losses.

Power Transmission Solutions Segment net sales for the third quarter 2020 were $166.9 million, a decrease of $15.9 million or 8.7% compared to third quarter 2019 net sales of $182.8 million. The decrease consisted of negative organic sales of 8.9% and positive foreign currency of 0.2%. The decrease was primarily due to the decrease in sales volume driven by significant COVID-19 pandemic related declines in the United States general industrial and upstream oil & gas end markets in addition to ongoing proactive account pruning activities. Gross profit for the third quarter 2020 decreased $0.6 million or 1.0%. The decrease was driven by lower sales volume partially offset by favorable price realization versus cost, continued cost out initiatives and favorable mix. Total operating expenses for the third quarter 2020 increased $1.4 million as compared to the third quarter 2019 primarily due to foreign exchange losses and real estate losses partially offset by lower variable selling related costs along with lower employee related wage and benefit costs.
Nine Months Ended September 26, 2020 Compared to September 28, 2019

Net sales decreased $373.3 million or 14.9% for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019. The decrease consisted of negative organic sales of 12.4%, negative foreign currency translation of 0.7%, and a negative 1.8% from the businesses divested/to be exited. The decrease was primarily driven by sales declines across the segments due to lower demand and production delays associated with the COVID-19 pandemic. Gross profit decreased $75.3 million or 11.2% for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019 primarily due to lower sales volumes partially offset by supply chain optimization, favorable price realization versus cost and the benefits of prior cost actions. Total operating expenses for the nine months ended September 26, 2020 increased $8.2 million or 2.2% as compared to the nine months ended September 28, 2019. The increase was primarily due to prior year gains on the divestiture of businesses that did not repeat and higher foreign exchange losses partially offset by lower costs related to the businesses divested/to be exited and lower salary and wage related expenses.
Commercial Systems Segment net sales for the nine months ended September 26, 2020 were $593.8 million, a decrease of $109.5 million or 15.6% as compared to the nine months ended September 28, 2019. The decrease consisted of negative organic sales of 12.0%, a decline of 3.1% from the businesses divested/to be exited and negative foreign currency translation of 0.5%. The decrease was primarily driven by lower sales volumes as a result of COVID-19 pandemic related production delays in our Mexico manufacturing operations, COVID-19 related end market pressure on Europe air moving and North American general industrial combined with account pruning partially offset by share gains in China markets. Gross profit decreased $29.8 million or 16.2% as compared to the nine months ended September 28, 2019. The decrease was primarily driven by lower sales volumes. Total operating expenses for the nine months ended September 26, 2020 were $110.5 million compared to $89.1 million in the nine months ended September 28, 2019. The $21.4 million or 24.0% increase was primarily due to prior year gains on the divestiture of businesses that did not repeat and higher foreign exchange losses partially offset by lower costs related to the businesses divested/to be exited and lower salary and wage related expenses.
Industrial Systems Segment net sales for the nine months ended September 26, 2020 were $389.0 million, a decrease of $48.4 million or 11.1% as compared to the nine months ended September 28, 2019. The decrease consisted of negative organic sales of 9.4% and negative foreign currency translation of 1.7%. The decrease was primarily driven by lower sales volumes as a result of headwinds in industrial end markets, combined with account pruning, and overall headwinds related to the COVID-19 pandemic, partially offset by share gains in the data center market. Gross profit increased $3.4 million or 4.5% as compared to the nine months ended September 28, 2019. The increase was primarily driven by supply chain optimization and favorable mix partially offset by lower volumes. Total operating expenses for the nine months ended September 26, 2020 were $69.4 million compared to $83.2 million in the nine months ended September 28, 2019. The $13.8 million or 16.6% decrease was primarily due to benefits realized under prior cost savings initiatives, lower salary and wage related expenses, lower variable selling costs on lower sales volumes partially offset by real estate losses.
Climate Solutions Segment net sales were $622.3 million, a decrease of $139.8 million or 18.3% as compared to the nine months ended September 28, 2019. The decrease consisted of negative organic sales of 15.3%, a decline of 2.4% from the businesses divested/to be exited and negative foreign currency translation of 0.6%. The decrease was primarily driven by weather related weakness early in the year and COVID-19 related disruptions in end markets. Gross profit decreased $33.8 million or 16.1% compared to the nine months ended September 28, 2019. The decrease was primarily due to lower sales volumes driven and overall headwinds related to the COVID-19 pandemic. Total operating expenses for the nine months ended September 26, 2020 were $87.2 million compared to $81.5 million in the nine months ended September 28, 2019. The increase was primarily due to gains on divestitures of businesses recorded in the prior year and higher professional fees partially offset by lower variable selling costs on the lower sales volumes, lower salary and wage related expenses and general cost savings initiatives.

Power Transmission Solutions Segment net sales for the nine months ended September 26, 2020 were $521.4 million, a decrease of $75.6 million or 12.7% compared to the nine months ended September 28, 2019. The decrease consisted of negative organic sales of 11.5%, a negative 0.8% from the businesses divested/to be exited and unfavorable foreign currency of 0.4%. The decrease was primarily due to a decrease in sales volume driven by significant COVID-19 pandemic related declines in the United States general industrial and upstream oil & gas end markets in addition to ongoing proactive account pruning activities. Gross profit for the nine months ended September 26, 2020 decreased $15.1 million or 7.5%. The decrease was driven by lower sales volume driven by the impact of COVID-19 on end markets partially offset by continued cost out initiatives. Total operating expenses for the nine months ended September 26, 2020 decreased $5.1 million as compared to the nine months ended September 28, 2019. The decrease is primarily due to lower salary and wage related expenses, lower variable selling related costs and general cost savings initiatives partially offset by foreign exchange losses.

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(Dollars in Millions)
Net Sales:
Commercial Systems	$218.5	$214.8	$593.8	$703.3
Industrial Systems	138.8	143.8	389.0	437.4
Climate Solutions	234.0	230.9	622.3	762.1
Power Transmission Solutions	166.9	182.8	521.4	597.0
Consolidated	$758.2	$772.3	$2,126.5	$2,499.8

Gross Profit as a Percent of Net Sales:
Commercial Systems	28.1%	24.9%	26.0%	26.2%
Industrial Systems	22.5%	16.5%	20.2%	17.2%
Climate Solutions	29.5%	27.8%	28.3%	27.5%
Power Transmission Solutions	35.9%	33.1%	35.7%	33.7%
Consolidated	29.2%	26.1%	28.0%	26.8%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	16.5%	17.1%	18.2%	17.3%
Industrial Systems	17.7%	18.1%	17.8%	18.8%
Climate Solutions	12.8%	11.5%	13.8%	11.3%
Power Transmission Solutions	24.6%	21.7%	23.4%	21.1%
Consolidated	17.4%	16.7%	18.1%	16.7%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems*	11.6%	7.7%	7.4%	13.5%
Industrial Systems	4.8%	(1.6)%	2.4%	(1.8)%
Climate Solutions**	16.8%	16.3%	14.3%	16.8%
Power Transmission Solutions	11.3%	11.4%	12.3%	12.4%
Consolidated	11.9%	9.4%	9.7%	11.6%

Income from Operations	$90.0	$72.8	$205.9	$289.4
Other (Income) Expenses, net	(1.1)	0.1	(3.3)	0.4
Interest Expense	9.0	13.5	31.2	40.5
Interest Income	1.3	1.5	3.8	4.0
Income before Taxes	83.4	60.7	181.8	252.5
Provision for Income Taxes	17.1	9.9	39.5	47.5
Net Income	66.3	50.8	142.3	205.0
Less: Net Income Attributable to Noncontrolling Interests	1.3	1.1	3.4	2.8
Net Income Attributable to Regal Beloit Corporation	$65.0	$49.7	$138.9	$202.2
* The three and nine months ended September 28, 2019 results included a loss on divestiture of $0.1 million and a gain on divestiture of $39.4 million, respectively.

** The three and nine months ended September 28, 2019 results included a loss on divestiture of $0.1 million and a gain on divestiture of $6.0 million, respectively.

The effective tax rate for the three months ended September 26, 2020 was 20.5% versus 16.3% for the three months ended September 28, 2019. The effective tax rate for the nine months ended September 26, 2020 was 21.7% versus 18.8% for the nine months ended September 28, 2019. The change in the effective tax rate for the three and nine months ended September 26, 2020 was primarily driven by the 2019 expiration of the China incentives awarded to the Company for research and development efforts and the mix of earnings.

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

Cash flow provided by operating activities was $309.9 million for the nine months ended September 26, 2020, a $38.7 million increase from the nine months ended September 28, 2019. The higher net income for the nine months ended September 28, 2019 included a $45.2 million gain on divestiture of businesses compared to $0.1 million gain on divestiture of businesses for the nine months ended September 26, 2020. In addition, working capital was a higher source of cash in the current year for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, most notably accounts payable being a source of cash in the current year versus a use of cash in the prior year.

Cash flow used in investing activities was $21.8 million for the nine months ended September 26, 2020 as compared to cash flow provided by investing activities of $84.0 million for the nine months ended September 28, 2019. The change was driven primarily by $159.6 million of divestiture proceeds received partially offset by higher capital investments in the prior year.

Cash flow used in financing activities was $135.2 million for the nine months ended September 26, 2020, compared to $303.8 million used in financing activities for the nine months ended September 28, 2019. We had net debt repayments of $67.8 million during the nine months ended September 26, 2020, compared to net debt repayments of $107.3 million during the nine months ended September 28, 2019. We paid $36.5 million of dividends to shareholders during the nine months ended September 26, 2020, compared to $36.6 million for the nine months ended September 28, 2019. There were $25.0 million of share repurchases for the nine months ended September 26, 2020, compared to $150.1 million for the nine months ended September 28, 2019.

Our working capital was $921.8 million at September 26, 2020, compared to $1,047.2 million at December 28, 2019. At September 26, 2020 and December 28, 2019, our current ratio (which is the ratio of our current assets to current liabilities) was 2.1:1 and 2.9:1, respectively. Our working capital decreased primarily due to the increase in cash from operations and the reclassification of $230.0 million of Senior Notes from Long-Term Debt to Short-Term Debt. We plan to use capacity under our Multicurrency Revolving Facility to payoff these notes.

The following table presents selected financial information and statistics as of September 26, 2020 and December 28, 2019 (in millions):

	September 26, 2020		December 28, 2019
Cash and Cash Equivalents	$487.5		$331.4
Trade Receivables, Net	472.5		461.4
Inventories	677.2		678.4
Working Capital	921.8		1,047.2
Current Ratio	2.1	:1	2.9	:1

At September 26, 2020 our cash and cash equivalents totaled $487.5 million, of which $468.1 million was held by foreign subsidiaries and could be used in our domestic operations if necessary. We periodically evaluate our cash held outside the US and may pursue opportunities to repatriate certain foreign cash amounts. As a result of the Tax Cuts and Jobs Act of 2017, dividends to the US no longer incur US tax.

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
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended September 26, 2020 and September 28, 2019 was 1.5% and 3.6%, respectively. The weighted average interest rate on the Term Facility for the nine months ended September 26, 2020 and September 28, 2019 was 2.1% and 3.8%, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 26, 2020, we had borrowings under the Multicurrency Revolving Facility in the amount of nil, $0.2 million of standby letters of credit issued under the facility, and $499.8 million of available borrowing capacity. For the three months ended September 26, 2020 and September 28, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $51.4 million and $127.1 million, respectively and weighted average interest rate of 1.5% and 3.6%, respectively. For the nine months ended September 26, 2020 and September 28, 2019 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $189.7 million and $91.3 million, respectively, and the weighted average interest rate of 2.1% and 3.7%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At September 26, 2020, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of September 26, 2020, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively on the Condensed Consolidated Balance Sheets. The Notes maturing in 2021 will be paid using capacity on our Multicurrency Revolving Facility.
The following table presents details on the Notes at September 26, 2020 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of September 26, 2020.

Other Notes Payable

At September 26, 2020, other notes payable of approximately $4.3 million were outstanding with a weighted average interest rate of 4.9%. At December 28, 2019, other notes payable of approximately $4.5 million were outstanding with a weighted average rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,087.3 million and $1,162.1 million as of September 26, 2020 and December 28, 2019, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At September 26, 2020, excluding the impact of interest rate swaps, we had $404.1 million of fixed rate debt and $670.2 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 26, 2020 would result in a $0.9 million change in after-tax annualized earnings. In April 2018, we entered into a spot, non-amortizing interest rate swap to pay fixed/receive floating with a notional amount of $88.4 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. The swap expires in April 2021. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to managed fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps become effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments under ASU 2017-12, with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of September 26, 2020 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 2021	2.5%	LIBOR (1 month)	$(1.2)
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$(2.0)
As of September 26, 2020, the interest rate swap liability of $(1.2) million was included in Current Hedging Obligations and $(2.0) million in Noncurrent Hedging Obligations. The unrealized loss on the effective portion of the contract net of tax of $(2.5) million was recorded in AOCI. At December 28, 2019, a $(1.0) million interest rate swap liability was included in Noncurrent Hedging Obligations.
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
As of September 26, 2020, derivative currency assets (liabilities) of $9.8 million, $1.0 million, $(6.8) million and $(0.3) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations, and Noncurrent Hedging Obligations, respectively. As of December 28, 2019, derivative currency assets (liabilities) of $8.9 million, $10.3 million, $(3.1) million and $(0.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Current Hedging Obligations and Noncurrent Hedging Obligations, respectively. The unrealized (losses) gains on the effective portions of the hedges of $(0.6) million net of tax, and $5.7 million net of tax, as of September 26, 2020 and December 28, 2019 respectively, were recorded in AOCI. At September 26, 2020, we had $(2.0) million, net of tax, of derivative currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, we had $2.1 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 26, 2020 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$55.6	$0.8	$5.6	$(5.6)
Mexican Peso	110.8	(2.7)	11.1	(11.1)
Euro	148.6	5.7	14.9	(14.9)
Indian Rupee	32.2	0.2	3.2	(3.2)
Canadian Dollar	2.4	—	0.2	(0.2)
Australian Dollar	16.7	(0.2)	1.7	(1.7)
British Pound	17.9	—	1.8	(1.8)
Thai Baht	6.2	(0.1)	0.6	(0.6)
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
Derivative commodity assets (liabilities) of $6.8 million were recorded in Prepaid Expenses and Other Current Assets at September 26, 2020. Derivative commodity assets (liabilities) of $2.6 million, $0.1 million and $(0.3) million were recorded in Prepaid Expenses and Other Noncurrent Assets and Current Hedging Obligations, respectively, at December 28, 2019. The unrealized gain on the effective portion of the hedges of $5.1 million net of tax and $1.8 million net of tax, as of September 26, 2020 and December 28, 2019, respectively, was recorded in AOCI. At September 26, 2020, we had $1.5 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At December 28, 2019, there was an additional $(0.8) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 26, 2020 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$38.9	$6.7	$3.9	$(3.9)
Aluminum	3.2	0.1	0.3	(0.3)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $1.5 million gains at September 26, 2020 includes $4.0 million of net current deferred losses expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 26, 2020, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
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

Date: November 5, 2020