Form 10-K
period 2021-01-02
REGAL BELOIT CORP
filed 2021-03-02
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2020 was approximately $3.4 billion.
On February 22, 2021, the registrant had outstanding 40,618,931 shares of common stock, $0.01 par value, which is registrant's only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2021 (the “2021 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL BELOIT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JANUARY 2, 2021

CAUTIONARY STATEMENT
This report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the Company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements may also include statements relating to the proposed acquisition of Rexnord Corporation (“Rexnord”)’s Process & Motion Control business (the “PMC Business”) (the “Rexnord Transaction”), the benefits and synergies of the Rexnord Transaction, future opportunities for the Company, the PMC Business and the combined company, and any other statements regarding the Rexnord Transaction or the combined company. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on customers and suppliers and the geographies in which they operate;
•uncertainties regarding the ability to execute restructuring plans within expected costs and timing;
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
•our overall debt levels and our ability to repay principal and interest on our outstanding debt, including debt assumed or incurred in connection with the Rexnord Transaction;
•our dependence on key suppliers and the potential effects of supply disruptions;
•seasonal impact on sales of our products into HVAC systems and other residential applications;
•actions taken by our competitors and our ability to effectively compete in the increasingly competitive global electric motor and controls, power generation and power transmission industries;
•risks associated with global manufacturing, including risks associated with public health crises;
•economic changes in global markets where we do business, such as reduced demand for the products we sell, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that we cannot control;
•unanticipated costs or expenses we may incur related to litigation, including product warranty issues;
•infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;
•losses from failures, breaches, attacks or disclosures involving our information technology infrastructure and data;
•the possibility that the conditions will not be satisfied or the approvals will not be obtained required to complete the Rexnord Transaction, including shareholder or regulatory approvals, and the IRS ruling to be sought in connection with the Rexnord Transaction;

•changes in the extent and characteristics of the common shareholders of Rexnord and the Company and its effect pursuant to the merger agreement for the Rexnord Transaction on the number of shares of Company common stock issuable pursuant to the transaction, magnitude of the dividend payable to Company shareholders pursuant to the transaction and the extent of indebtedness to be incurred by the Company in connection with the transaction;
•failure to successfully integrate the PMC Business and any other future acquisitions into our business or achieve expected synergies and operating efficiencies, due to factors such as the future financial and operating performance of the acquired business, loss of key executives and employees, and operating costs, customer loss and business disruption being greater than expected;
•costs related to the Rexnord Transaction;
•unanticipated liabilities of acquired businesses, including the PMC Business;
•unanticipated adverse effects or liabilities from business exits or divestitures;
•changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate;
•cyclical downturns affecting the global market for capital goods;
and other risks and uncertainties including, but not limited, to those described in this Annual Report on Form 10-K and from time to time in other filed reports including the Company’s Quarterly Reports on Form 10-Q. For a more detailed description of the risk factors associated with the Company, please refer to Part I - Item 1A - Risk Factors in this Annual Report on Form 10-K and subsequent SEC filings. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to update any forward-looking information contained in this report or with respect to the announcements described herein to reflect subsequent events or circumstances.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our” or the “Company” refer collectively to Regal Beloit Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in the 2021 Proxy Statement, or to information contained in specific sections of the 2021 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 2, 2021 as “fiscal 2020", the fiscal year ended December 28, 2019 as “fiscal 2019" and the fiscal year ended December 29, 2018 as “fiscal 2018".
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

General

Commercial Systems Segment

Our Commercial Systems segment designs, manufactures and sells primarily:

•AC and DC motors from fractional to approximately 5 horsepower, electronic variable speed controls, fans and blowers for commercial applications. These products are sold directly to original equipment manufacturers ("OEMs") and end-user customers through our distribution network and our network of direct and independent sales representatives. Typical applications include commercial building ventilation and HVAC, fan, blower and compressor motors, fans, blowers, water pumps for pools, spas, irrigation, and dewatering, and general commercial equipment. Our customers tend to be large and small OEMs and distributors, and their desire for high-quality services and, in many cases, more efficient motor-based solutions is providing us an increasing opportunity to add more value to their applications with energy efficient motor and integrated electronic control solutions.

•Precision stator and rotor kits from 5 to 2,900 horsepower for air conditioning, heat pump and refrigeration compressor applications, which are sold directly to OEM customers.

Industrial Systems Segment

Our Industrial Systems segment designs, manufactures and sells primarily:

•Integral and large AC motors from approximately 1 to 12,000 horsepower (up to 10,000 volts) for industrial applications, along with aftermarket parts and kits to support such products. These products are sold directly to OEMs and end-user customers through our distribution network and our network of direct and independent sales representatives. Our manufacturing and selling capabilities extend across the globe, serving four strategic verticals: distribution, pump and compressors, HVAC and air moving, and general industries and large motors. Within these verticals are several end-market applications, including agriculture, marine, mining, oil and gas, petrol chem, pulp and paper, and food and beverage, as well as other process applications.

•Electric alternators for prime and standby power applications from 5 kilowatts through 4 megawatts (in 50 and 60Hz) sold directly to OEMs or through our network of sales representatives. These products can be standard, custom, or engineered solutions that are used in a variety of markets, including data centers, distributed energy, microgrid, rental marine, agriculture, healthcare, mobile, and defense.

•Low and medium voltage paralleling switchgear, switchboards and control systems for power generation systems. These products are primarily custom engineered designs developed in close collaboration with the customer to develop critical solutions for data centers, healthcare, government and waste water applications.

•A complete lineup of transfer switches, with standard designs in stock for quick shipment and customized engineered options for specialized requirements. We offer these transfer switch power solutions for residential, commercial, industrial and critical applications from 100 amperes to 4,000 amperes. Aftermarket services are provided for preventative system maintenance and upgrades.

Climate Solutions Segment

Our Climate Solutions segment designs, manufactures and sells primarily:

•Fractional horsepower motors, electronic variable speed controls and blowers used in a variety of residential and light commercial air moving applications including HVAC systems and commercial refrigeration. These motors and blowers are vital components of an HVAC system and are used to move air into and away from furnaces, heat pumps, air conditioners, ventilators, fan filter boxes and water heaters. A majority of our HVAC motors and blowers, are installed as part of a new HVAC system that replaces an existing HVAC system, or are used in an HVAC system for new home construction. The business enjoys a large installed base of equipment and long-term relationships with its major customers. We also manufacture and supply replacement motors and blowers for these systems once installed. Customers include major HVAC distributors.

•Fractional horsepower motors and blowers are also used across a wide range of other applications including white goods, water heating equipment, small pumps, compressors, and fans, and other small appliances. Demand for these products is driven primarily by consumer and light commercial market segments.

Power Transmission Solutions Segment

Our Power Transmission Solutions segment designs, manufactures and sells primarily:

•Mounted and unmounted bearings. Unmounted bearings are offered in a variety of types and styles. These include cam followers, radial bearings, and thrust bearings. Mounted bearings include industry specific designs that aim to solve customer problems. They are all available with a variety of options and sizes and include aerospace and specialty bearings, mounted bearings, unmounted bearings, and corrosion resistant bearings.

•High-quality conveyor products including chains, belts, sprockets, components, guide rails and wear strips. Conveying components enhance the efficiency, noise reduction, wash-down maintenance, lubrication reduction and energy conservation of conveying systems. Our products are highly engineered with input from industry experts.

•High-performance disc, diaphragm and gear couplings for applications including turbines, compressors, generators and pumps in many industries including petrochemical, refinery, power generation, gas pipeline and liquid natural gas. We also produce flexible couplings and transmission elements. Products include universal joints and gear, grid, jaw, elastomer, and disc couplings.

•Mechanical power transmission drives and components including: belt drives, bushings, chain and sprockets, drive tighteners and idlers, mechanical clutches, and torque overload devices. Our products serve a wide range of industries and applications, such as the following: aggregate, forestry and wood products, grain and biofuels, power generation, food and beverage, commercial HVAC, and refrigeration.

•Gearboxes for motion control within complex equipment and systems used for a variety of applications. We provide a wide array of gear types, shaft configurations, ratios, housing materials and mounting methods. Right angle worm gear and bevel units can be specified for less than 100 inch lbs. of torque to over 132,000 inch lbs. of torque. Helical gear units are offered from 100 inch lbs. to over 500,000 inch lbs. of torque. Our products include worm gearing, helical offset, concentric, and right angle, bevel and miter gearing, and spur gearing. This gearing reduces the speed and increases the torque from an electric motor or other prime mover to meet the requirements of equipment.

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

Pending Transaction

On February 15, 2021, we entered into definitive agreements with Rexnord, Land Newco, Inc., a wholly owned indirect subsidiary of Rexnord (“Land”), and Phoenix 2021, Inc., our wholly owned subsidiary (“Merger Sub”), with respect to a Reverse Morris Trust transaction pursuant to which, immediately after Rexnord undergoes an internal reorganization and spin-off of its PMC Business to Land, Merger Sub will merge with and into Land and all shares of Land common stock (other than those held by Rexnord, Land, the Company, Merger Sub or their respective subsidiaries) will be converted into the right to receive shares of our common stock, $0.01 par value per share, as calculated and subject to adjustment as set forth in the merger agreement for the Rexnord Transaction. When the merger is completed, Land (which at that time will hold the PMC business) will be our wholly owned subsidiary.

Closing of the Rexnord Transaction is subject to various closing conditions, including the receipt of the approval of our and Rexnord's shareholders, the receipt of regulatory approvals and other customary closing conditions.

The Rexnord Transaction is described more fully below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and our Current Report on Form 8-K filed with the SEC on February 19, 2021 (the "Rexnord 8-K"). This description is qualified in its entirety by the description set forth in the Rexnord 8-K.

Acquisitions

In fiscal 2018, we completed one acquisition in the Commercial Systems segment.

•On April 10, 2018, we acquired Nicotra Gebhardt S.p.A. ("NG") for $161.5 million in cash, net of $8.5 million of cash acquired. NG is a leader in critical, energy-efficient systems for ventilation and air quality. NG manufactures, sells and services fans and blowers under the industry leading brands of Nicotra and Gebhardt. The financial results of NG have been included in our Commercial Systems segment from the date of acquisition.

Divestitures

In fiscal 2019, we completed two divestitures in the Commercial Systems segment.

•On January 7, 2019, we sold our Regal Drive Technologies business and received proceeds of $119.9 million. We recognized a gain on sale of $41.0 million in the Consolidated Statements of Income.
•On July 1, 2019, we sold our Vapor Recovery business and received proceeds of $19.2 million. We recognized a loss on sale of $1.9 million in the Consolidated Statements of Income.
In fiscal 2019, we completed one divestiture in the Climate Solutions segment.

•On April 1, 2019, we sold our CapCom business and received proceeds of $9.9 million. We recognized a gain on sale of $6.0 million in the Consolidated Statements of Income.

In fiscal 2019, we completed one divestiture in the Power Transmission Solutions segment.

•On April 1, 2019, we sold our Velvet Drive business and received proceeds of $8.9 million. We recognized a loss on sale of $0.5 million in the Consolidated Statements of Income.

Sales, Marketing and Distribution

We sell our products directly to OEMs, distributors and end-users. We have multiple business units that promote our brands across their respective sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.

We operate large distribution facilities in Plainfield, Indiana; El Paso and McAllen, Texas; LaVergne, Tennessee; Florence, Kentucky; and Monterrey, Mexico which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers. We also operate numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have many manufacturer representatives' warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of revenue from our OEM customers. In our HVAC business, a large portion of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2020, fiscal 2019 or fiscal 2018.

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

Our major competitors in the Power Transmission Solutions segment include Altra Industrial Motion, Inc., ABB Ltd., Rexnord Corporation, SKF and Timken Company.

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

We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 21 Non-Provisional United States ("US") patents, 6 Provisional US patents and an additional 30 Non-Provisional foreign patents in fiscal 2020.

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

Manufacturing and Operations

We have developed and acquired global operations in locations such as China, Europe, India, Mexico and Thailand so that we can sell our products in these markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the US, Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.

We manufacture a majority of the products that we sell, but also strategically source components and finished goods from an established global network of suppliers. We aggressively pursue global sourcing to reduce our overall costs and lead-time. We generally maintain a dual sourcing capability to ensure a reliable supply source for our customers, although we do depend on a limited number of single source suppliers for certain materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Additionally, we have typically obtained significant amounts of quality capital equipment as part of our acquisitions, often increasing overall capacity and capability. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components of our product costs consist of bearings, electronic assemblies, permanent magnets and ferrous and non-ferrous castings.

The Regal Business System is our enterprise-wide framework for continuous improvement. With our corporate values as its foundation, the Regal Business System enables effective goal alignment, collaborative problem solving and sharing of best practices, tools, skills and expertise to achieve our objectives. Through the relentless commitment to continuous improvement, we strive to elevate safety, quality, delivery, cost and growth performance of the business with the goal of exceeding the expectations of our customers, our associates and our shareholders.

Facilities

We have manufacturing, sales and service facilities in the US, Mexico, China, Europe, India, Thailand, and Australia, as well as a number of other locations throughout the world. Our Commercial Systems segment currently includes 46 manufacturing, service, office and distribution facilities of which 14 are principal manufacturing facilities and 3 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 4 million square feet of space, of which approximately 31% are leased. Our Industrial Systems segment currently includes 25 manufacturing, service, office and distribution facilities of which 11 are principal manufacturing facilities and 1 is a principal warehouse facility. The Industrial Systems segment's present operating facilities contain a total of approximately 2.8 million square feet of space, of which approximately 26% are leased. Our Climate Solutions segment includes 29 manufacturing, service, office and distribution facilities, of which 9 are principal manufacturing facilities and 3 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 2.5 million square feet of space, of which approximately 54% are leased. Our Power Transmission Solutions segment currently includes 25 manufacturing, service, office and distribution facilities of which 13 are principal manufacturing facilities and 1 is a principal warehouse facility. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 2.5 million square feet of space, of which approximately 24% are leased. Our corporate offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building and in Rosemont, Illinois in an approximately 12,100 square foot rented office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog

Our business units have historically shipped the majority of their products within a month from when the order was received. As of January 2, 2021, our backlog was $444.8 million, as compared to $415.9 million on December 28, 2019. We believe that virtually all of our backlog will be shipped in fiscal 2021.

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

Human Capital Management

At the end of fiscal 2020, we employed approximately 23,000 full-time associates worldwide. Of those associates, approximately 11,000 were located in Mexico; approximately 3,700 in the US; approximately 3,000 in China; approximately 2,200 in India; and approximately 3,100 in the rest of the world.

We feel that our associates are our most valuable assets, and consider our associate relations to be very good. Our objective is to create a high-performing organization by attracting and retaining high-quality, diverse talent and creating an environment in which all associates have the opportunity to reach their full potential.

The core goal of our performance management process is to develop and maintain a high-performing organization that is positioned to meet our business objectives. Creating a high-performing organization requires associates and managers to exhibit transparency in their day-to-day interactions, and use data to drive decision-making and accountability. Our performance management process focuses on enabling associates and managers to gain alignment through:

•a structured annual goal-setting process where managers and associates work collaboratively to develop specific, measurable, achievable, relevant and time bound (SMART) goals that align with our overarching business objectives and our company values;
•clear, organization-wide expectations that managers and associates monitor progress toward completion of their SMART goals with regular coaching sessions and periodic evaluations; and
•an annual performance assessment that provides a direct link between the associate’s pay and performance.

In addition to our focus on performance, we also have a strong commitment to our company values of integrity, responsibility, diversity and inclusion, customer success, innovation with purpose, continuous improvement, performance, and a passion to win, all with a sense of urgency. We regularly promote these values from the top down. In 2020, both our executive leadership team and some of our associates participated in a series of videos that communicated the importance our values to our global workforce. In addition to instilling our corporate values as a key part of associate life, we promote a commitment to ethics and compliance among our workforce through our Code of Business Conduct and Ethics. In 2020, 98.6% of our global workforce completed training on the Code of Business Conduct and Ethics.

As mentioned above, diversity and inclusion are rooted in our company values. We believe that we are at our best when we bring to bear the unique perspectives, experiences, backgrounds and ideas of our associates. We seek a workforce that reflects the communities in which we operate, and strive to create diverse, equal and inclusive workplaces where all of our associates have the opportunity to achieve their full potential.

We are also committed to improving the health and well-being of our associates. Regal’s US wellness program was established in 2008 and is continuously evolving to better educate, motivate and reward our associates for maintaining and achieving healthy measures. During our wellness plan year running from October 1, 2019 through September 30, 2020, 35% of our US associates participated in on-site biometric screening that provides them with key metrics such as BMI, blood pressure, and triglyceride, cholesterol and blood glucose levels.

As a company, we believe that our value of responsibility requires community engagement, and we encourage our associates to share in our commitment to the communities where we operate. We have an established charitable foundation, which is governed by an advisory board comprised of our associates. The Regal Charitable Foundation focuses on supporting the United Way and other 501(c)(3) nonprofit organizations in the areas of health and human services, education and the arts, and civic and disaster relief, and prioritizes requests that are submitted by our associates. In fiscal 2020, the Regal Charitable Foundation provided $570,481 of support to organizations in the communities where our associates live and work.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of March 2, 2021 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Louis V. Pinkham	49	Chief Executive Officer	Joined the Company in April 2019, as Chief Executive Officer. Prior to joining the Company, Mr. Pinkham was Senior Vice President of Crane Co. from 2016-2019; prior thereto he served in other leadership roles at Crane Co. from 2012-2016. Prior to joining Crane Co., Mr. Pinkham was Senior Vice President at Eaton Corporation. From 2000-2012, he held successive and increasing roles of global responsibility at Eaton. Prior to joining Eaton, Mr. Pinkham held an Engineering and Quality Manager position at ITT Sherotec and a Process Design Engineer position with Molecular Biosystems, Inc.

Robert J. Rehard	52	Vice President, Chief Financial Officer	Joined the Company in January 2015, as Vice President, Corporate Controller and Principal Accounting Officer and became Vice President, Chief Financial Officer in April 2018. Prior to joining the Company, Mr. Rehard was a Division Controller for Eaton Corporation and held several other financial leadership positions throughout his career with Baxter, Emerson, Masco and Cooper. Mr. Rehard started his career with Deloitte & Touche in Costa Mesa, California.

Thomas E. Valentyn	61	Vice President, General Counsel and Secretary	Joined the Company in December 2013, as Associate General Counsel and became Vice President, General Counsel and Secretary in May 2016. Prior to joining the Company, Mr. Valentyn was General Counsel with Twin Disc, Inc. from 2007-2013. From 2000-2007, he served as Vice President and General Counsel with Norlight Telecommunications; prior thereto he served as in-house counsel with Johnson Controls, Inc. from 1991-2000. He began his legal career with Borgelt, Powell, Peterson and Frauen in Milwaukee, Wisconsin.

John M. Avampato	60	Vice President, Chief Information Officer	Joined the Company in April 2006 and became Vice President, Chief Information Officer in April 2010. Prior to joining the Company, Mr. Avampato was Vice President, Chief Information Officer for Newell Rubbermaid from 1999-2006. Mr. Avampato served in several positions for Newell Rubbermaid from 1984-1999.

Cheryl A. Lewis	52	Vice President, Chief Human Resources Officer	Joined the Company in March 2020, as Vice President, Chief Human Resources Officer. Prior to joining the Company, Ms. Lewis served as Segment Director, Human Resources for Illinois Tool Works Inc. from 2010-2020. Prior to joining Illinois Tool Works Inc., Ms. Lewis was Vice President, Human Resources with Alcan Packaging from 2008-2010. From 1991-2008 she held successive and increasing roles of responsibility, including Vice President, Human Resources at Panduit Corporation.

Scott D. Brown	61	President, Commercial Systems Segment	Joined the Company in August 2005 and became President, Commercial Systems Segment in June 2019. Prior to being promoted to his current position, Mr. Brown, in successive roles, served as Vice President, Business Leader of Commercial Motors, Vice President, Business Leader of Control Solutions, and Vice President, Manufacturing. Prior to joining the Company, Mr. Brown spent 17 years with General Electric in operations and various business leadership roles.

Eric S. McGinnis	50	President, Industrial Systems Segment	Joined the Company in August 2005 and became President, Industrial Systems Segment in June 2019. Prior to being promoted to his current position, Mr. McGinnis served as Vice President, Business Development and Vice President, Industrial Motors. Prior to joining the Company, Mr. McGinnis spent 12 years with General Electric in various business leadership roles.

John C. Kunze	58	President, Climate Solutions Segment	Joined the Company in September 2007 and became President, Climate Solutions Segment in June 2019. Prior to being promoted to his current position, Mr. Kunze served as Vice President, Business Leader of Climate Solutions, and, before that, Vice President, Business Leader of Air Moving. From 2000-2007, Mr. Kunze served as Chief Operating Officer of Jakel, Inc. He began his career with Invensys and Emerson.

Jerrald R. Morton	59	President, Power Transmission Solutions Segment	Joined the Company in February 2015 and became President, Power Transmission Solutions Segment in June 2019. Prior to being promoted to his current position, Mr. Morton served as Vice President, Business Leader of Power Transmission Solutions from 2017-2019, and led the global operations for Regal’s power transmission business from 2015-2017. Prior to joining the Company, Mr. Morton spent 28 years with Emerson in a variety of roles in Quality, Technology, and Operations and was Vice President, Global Operations of Emerson’s power transmission business at the time Regal Beloit Corporation acquired that business.

As previously reported, Mr. Jonathan J. Schlemmer retired as Chief Operating Officer effective January 31, 2020, consistent with a reorganization of the Company’s leadership that resulted in the elimination of the Chief Operating Officer position.

Website Disclosure

Our Internet address is www.regalbeloit.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and associates which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In September 2020, we produced our updated Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
Risks Relating to Our Operations and Strategy

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

As of January 2, 2021, we had goodwill of $1,518.2 million and an indefinite-lived trade name of $122.8 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. The indefinite-lived trade name intangible represents a long-standing brand acquired in a business combination and is assumed to have indefinite life. We review goodwill and the indefinite-lived trade name intangible at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill or the indefinite-lived trade name intangible would affect financial results. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill or the indefinite-lived trade name intangible is determined, our results of operations and financial condition could be materially and adversely affected.

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

As of January 2, 2021, we had $1.1 billion in aggregate debt outstanding under our various financing arrangements, $611.3 million in cash and cash equivalents and $499.8 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Our indebtedness may have important consequences. For example, it could:

•make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;
•increase our vulnerability to interest rate changes and general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to finance acquisitions and to fund working capital, capital expenditures, manufacturing capacity expansion, business integration, research and development efforts and other general corporate activities;
•limit our flexibility in planning for, or reacting to, changes in our business and our markets; and/or
•place us at a competitive disadvantage relative to our competitors that have less debt.

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

Risks Relating to Our Global Footprint

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
Approximately 19,300 of our approximate 23,000 total associates and 35 of our principal manufacturing and warehouse facilities are located outside the US. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

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

In addition, as described in more detail above, the continued global spread of COVID-19 could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Relating to the Legal and Regulatory Environment

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

Risks Relating to Our Merger, Acquisition and Divestiture Activity

We and Rexnord may be unable to satisfy the conditions or obtain the approvals required to complete the Rexnord Transaction.

The consummation of the Rexnord Transaction is subject to numerous conditions, including consummation of certain transactions contemplated by the Agreement and Plan of Merger, by and among Rexnord, Land, Merger Sub and us (the “Merger Agreement”) and the Separation and Distribution Agreement by and among Rexnord, Land and us, the receipt of the approval of Rexnord's and our shareholders, the receipt of regulatory approvals, and other closing conditions. Neither Rexnord nor we can make any assurances that the Rexnord Transaction will be consummated on the terms or timeline currently contemplated, or at all. Both Rexnord and we have and will continue to expend time and resources and incur expenses related to the proposed Rexnord Transaction.

Governmental agencies may not approve the Rexnord Transaction or may impose conditions to the approval of the Rexnord Transaction or require changes to the terms of the Rexnord Transaction. Any such conditions or changes could have the effect of delaying completion of the Rexnord Transaction, imposing costs on or limiting the revenues of the combined company following the completion of the Rexnord Transaction or otherwise reducing the anticipated benefits of the Rexnord Transaction. Any condition or change which results in a “Burdensome Condition,” as such term is defined in the Merger Agreement might cause Rexnord and/or us to restructure or terminate the Rexnord Transaction.

Both we and Land will need to obtain debt financing to complete the Rexnord Transaction. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions, including, among others, the absence of any material adverse effect. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If we are not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Rexnord Transaction or materially and adversely affect our business, liquidity, financial condition and results of operations if the Rexnord Transaction is ultimately consummated.

The extent of the dividend, if any, that we may pay, and the number of shares of our common stock that we may issue, in the Rexnord Transaction are uncertain.

The Merger Agreement provides that, in order to preserve the tax-free nature of the Rexnord Transaction, the number of shares of our common stock that may be issued in the Rexnord Transaction is subject to increase at closing such that former shareholders of Land (together with certain “overlapping shareholders” of ours and former shareholders of Land), own at least 50.8% of our outstanding common stock immediately following consummation of the transaction for tax purposes (or, in certain other circumstances in which overlapping shareholders are not being counted for this purpose, 50.1% of such shares).

In addition, in connection with the Rexnord Transaction, the parties have agreed that Rexnord will seek a U.S. Internal Revenue Service (“IRS”) private letter ruling with respect to certain tax aspects of the Rexnord Transaction, including matters relating to the nature and extent of shareholders who may be counted as overlapping shareholders for purposes of determining the exchange ratio in the merger of Merger Sub with and into Land (the “Merger”). The extent of the overlapping shareholders that may be counted in determining the exchange ratio for the Merger will depend on whether an IRS ruling is received and the contents of such IRS ruling.

In the event that the number of shares that we issue at the closing of the Rexnord Transaction is increased in the manner described above, including as a result of our failure to be able to count our and Rexnord's overlapping shareholders, the Merger Agreement also provides that we will declare a special dividend to our shareholders in an amount that will depend on the number of shares being issued, but which may range in amount between zero and approximately $2.0 billion.

The extent of our and Rexnord's overlapping shareholders of is outside of our and Rexnord's control of and will not be known until the closing occurs. In addition, the grant of the IRS ruling is within the discretion of the IRS. We can offer no assurance concerning the extent of our and Rexnord's overlapping shareholdings at any closing of the Rexnord Transaction or assurance that the IRS ruling will be received.

The amount of debt that we may incur in connection with the Rexnord Transaction is uncertain and may be substantial.

In connection with the Rexnord Transaction, we have agreed that the entity we would acquire in the transaction, which we refer to as Land, will prior to its spin-off by Rexnord incur approximately $487.0 million of indebtedness in order to fund a cash payment to a subsidiary of Rexnord. Following the closing, this indebtedness would be indebtedness of our wholly owned subsidiary. In addition, as part of the Rexnord Transaction, we have agreed to assume approximately $92.0 million of unfunded pension liabilities of the PMC business. Further, as part of the Rexnord Transaction, we may be required pay a cash dividend to our shareholders in an amount between zero and approximately $2.0 billion, depending on the number of additional shares of Company common stock that may be issued in connection with the Rexnord Transaction in order to satisfy tax requirements applicable to a Reverse Morris Trust transaction. If a special dividend is paid, we expect to fund it with new indebtedness, and we have entered into a debt commitment letter to fund that amount, which is described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. The size of the dividend that will ultimately be declared is uncertain and will remain so until the closing. We have also entered into other financing arrangements in connection with the Rexnord Transaction and expect to pay substantial fees and expenses in connection with them.

In the event that our debt levels and debt service obligations increase substantially in connection with the Rexnord Transaction, we will have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

Our ability to make required payments of principal and interest on our increased debt levels, and our ability to comply with financial and restrictive covenants with our lenders will be subject to the risks described above under “Risk Factors - Risks Relating to Our Operations and Strategy - Our business may not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited”.

Our failure to successfully integrate the PMC Business and any future acquisitions into its business within its expected timetable could adversely affect the combined company’s future results and the market price of our common stock following the completion of the Rexnord Transaction.

The success of the Rexnord Transaction will depend, in large part, on our ability, as a combined company following the completion of the Rexnord Transaction, to realize the anticipated benefits of the Rexnord Transaction and on the sales and profitability of the combined company. To realize these anticipated benefits, the combined company must successfully integrate its businesses. This integration will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the Rexnord Transaction.

Potential difficulties that may be encountered in the integration process include, among others:

•the failure to implement our business plan for the combined company;
•lost sales and customers as a result of our customers or customers of the PMC Business deciding not to do business with the combined company;
•risks associated with managing the larger and more complex combined company;
•integrating our personnel and the personnel of the PMC Business while maintaining focus on providing consistent, high-quality products and service to customers;
•the loss of key employees;
•unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
•unexpected liabilities of the PMC Business;
•possible inconsistencies in standards, controls, procedures, policies and compensation structures; and
•the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
•and potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Rexnord Transaction.

If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the Rexnord Transaction could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results after the Rexnord Transaction and, as a result, adversely affect the market price of our common stock.

Apart from the Rexnord Transaction, as part of our growth strategy, we have made and expect to continue to make, acquisitions. Our company’s continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms, but we may not be able to identify or complete future acquisitions. We may not be able to integrate successfully its recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.

The Company will incur significant costs related to the Rexnord Transaction that could have an adverse effect on its liquidity, cash flows and operating results.

The Company expects to incur significant one-time costs in connection with the Rexnord Transaction, including the cost of financing and other transaction costs, integration costs, and other costs that Company management believes are necessary to realize the anticipated synergies from the Rexnord Transaction. The incurrence of these costs may have a material adverse effect on the Company’s liquidity, cash flows and operating results in the periods in which they are incurred.

Businesses that we have acquired or that we may acquire in the future, including the PMC Business, may have liabilities which are not known to us.

We have assumed liabilities of acquired businesses and may assume liabilities of businesses that we acquire in the future, including the PMC Business. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

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

General Risks

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

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the US and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by the US or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” trade relations between the US and China, the implementation of the USMCA, or the change in labor rates in Mexico.

Our stock may be subject to significant fluctuations and volatility.

The market price of shares of our common stock may be volatile. Among the factors that could affect our common stock price are those discussed above under “Risk Factors” as well as:
•domestic and international economic and political factors unrelated to our performance;
•quarterly fluctuation in our operating income and earnings per share results;
•decline in demand for our products;
•significant strategic actions by our competitors, including new product introductions or technological advances;
•fluctuations in interest rates;
•cost increases in energy, raw materials, intermediate components or materials, or labor; and
•changes in revenue or earnings estimates or publication of research reports by analysts.

In addition, stock markets may experience extreme volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our corporate offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building and in Rosemont, Illinois in an approximately 12,100 square foot rented office building. We have manufacturing, sales and service facilities throughout the US and in Mexico, China, Europe, India and Thailand.
Our Commercial Systems segment currently includes 46 facilities, of which 14 are principal manufacturing facilities and 3 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 4.0 million square feet of space, of which approximately 31% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	5	1.1	0.6	0.5
Mexico	4	0.8	0.6	0.2
China	4	0.9	0.8	0.1
Europe	1	0.1	0.1	—
Other	3	0.4	0.2	0.2
Total	17	3.3	2.3	1.0

Our Industrial Systems segment currently includes 25 facilities, of which 11 are principal manufacturing facilities and 1 are principal warehouse facilities. The Industrial Systems segment's present operating facilities contain a total of approximately 2.8 million square feet of space, of which approximately 26% are leased.
The following represents our principal manufacturing and warehouse facilities in the Industrial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	2	0.7	0.7	—
Mexico	2	0.3	—	0.3
China	2	0.6	0.6	—
India	2	0.3	0.2	0.1
Europe	1	0.2	0.2	—
Other	3	0.3	0.1	0.2
Total	12	2.4	1.8	0.6

Our Climate Solutions segment currently includes 29 facilities, of which 9 are principal manufacturing facilities and 3 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 2.5 million square feet of space, of which approximately 54% are leased.
The following represents our principal manufacturing and warehouse facilities in the Climate Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	4	0.8	0.4	0.4
Mexico	4	0.7	0.3	0.4
China	2	0.3	—	0.3
India	1	0.4	0.4	—
Other	1	0.1	—	0.1
Total	12	2.3	1.1	1.2

Our Power Transmission Solutions segment currently includes 25 facilities, of which 13 are principal manufacturing facilities and 1 is a principal warehouse facility. The Power Transmission Solutions segment's present operating facilities contain a total of approximately 2.5 million square feet of space, of which approximately 24% are leased.
The following represents our principal manufacturing and warehouse facilities in the Power Transmission Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	9	1.0	0.7	0.3
Mexico	2	0.3	0.3	—
China	1	0.2	—	0.2
Europe	2	0.3	0.3	—
Total	14	1.8	1.3	0.5

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

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RBC.” The number of registered holders of common stock as of January 22, 2021 was 309.

There were no repurchases of our common stock during the current quarter.

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended January 2, 2021, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing $3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to repurchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. The new authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares. For fiscal 2020, we purchased 315,072 shares or $25.0 million in shares pursuant to the October 25, 2019 repurchase authorization. For fiscal 2019, we purchased 180,763 shares or $15.0 million in shares pursuant to the October 25, 2019 repurchase authorization and 2,013,782 shares or $150.1 million in shares pursuant to the July 2018 repurchase authorization. The maximum value of shares of our common stock available to be purchased as of January 2, 2021 is $210.0 million.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period January 3, 2016 through January 2, 2021. In each case, the graph assumes the investment of $100.00 on January 2, 2016.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
Regal Beloit Corporation
S&P MidCap 400 Index
S&P 400 Electrical Components & Equipment

INDEXED RETURNS
	Years Ended
Company / Index	2016	2017	2018	2019	2020
Regal Beloit Corporation	$120.22	$134.74	$125.01	$154.74	$225.68
S&P MidCap 400 Index	120.74	140.35	123.53	157.40	179.00
S&P 400 Electrical Components & Equipment	116.94	128.12	111.28	142.28	187.71

ITEM 6 - SELECTED FINANCIAL DATA
The selected statements of income data for fiscal years 2020, 2019 and 2018, and the selected balance sheet data as of January 2, 2021 and December 28, 2019 is derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for fiscal years 2017 and 2016 and the selected balance sheet data as of December 29, 2018, December 30, 2017 and December 31, 2016 is derived from audited consolidated financial statements not included herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2020	2019	2018	2017	2016
		(In Millions, Except per Share Data)
Net Sales	$2,907.0	$3,238.0	$3,645.6	$3,360.3	$3,224.5
Cost of Sales	2,098.3	2,377.3	2,681.0	2,476.7	2,359.5
Gross Profit	808.7	860.7	964.6	883.6	865.0
Operating Expenses	512.9	544.3	599.4	552.6	542.5
Goodwill Impairment	10.5	—	9.5	—	—
Asset Impairments	5.3	10.0	8.7	—	—
Gain on Sale of Businesses	(0.1)	(44.7)	—	(0.1)	—
Total Operating Expenses	528.6	509.6	617.6	552.5	542.5
Income from Operations	280.1	351.1	347.0	331.1	322.5
Net Income	193.8	242.6	235.8	218.1	209.3
Net Income Attributable to Regal Beloit Corporation	189.3	238.9	231.2	213.0	203.4
Total Assets	4,589.0	4,430.7	4,623.8	4,388.2	4,358.5
Total Debt	1,071.4	1,137.5	1,307.1	1,141.1	1,411.5
Long-Term Debt	840.4	1,136.9	1,306.6	1,039.9	1,310.9
Regal Beloit Shareholders' Equity	2,544.4	2,351.1	2,310.5	2,325.5	2,038.8
Per Share Data:
Earnings - Basic	$4.66	$5.69	$5.30	$4.78	$4.55
Earnings - Assuming Dilution	4.64	5.66	5.26	4.74	4.52
Cash Dividends Declared	1.20	1.18	1.10	1.02	0.95
Shareholders' Equity	62.67	54.59	53.62	52.83	46.46
Weighted Average Shares Outstanding:
Basic	40.6	42.0	43.6	44.6	44.7
Assuming Dilution	40.8	42.2	43.9	44.9	45.0

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 2, 2021 as “fiscal 2020", the fiscal year ended December 28, 2019 as “fiscal 2019" and the fiscal year ended December 29, 2018 as “fiscal 2018".

Overview

General

Regal Beloit Corporation (NYSE: RBC) (“we,” “us,” “our” or the “Company”), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world. As of the end of fiscal 2020, the Company, including its subsidiaries, employed approximately 23,000 people in its manufacturing, sales, and service facilities and corporate offices throughout the US, Canada, Mexico, Europe and Asia. In fiscal 2020, we reported annual net sales of $2.9 billion compared to $3.2 billion in fiscal 2019.

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
•Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including e-commerce, alternative energy, beverage, bulk handling, metals, special machinery, energy, aerospace and general industrial.

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

Outside of general economic cyclicality, our business units experience different levels of variation in sales from quarter to quarter based on factors specific to each business. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial Systems segment, Industrial Systems segment and Power Transmission Solutions segment have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Goodwill & Other Asset Impairments. In the fourth quarter of 2020, we recorded goodwill impairment of $10.5 million in our global industrial motors reporting unit. During fiscal 2020, we recognized $5.3 million of asset impairments related to the transfer of assets to held for sale.

In the first quarter of 2019, we transferred assets to held for sale which resulted in the recognition of $5.1 million of fixed asset impairments and $4.9 million of customer relationships intangible asset impairments.

On July 31, 2018, we received notification from a customer of our hermetic climate business that it would wind down operations. As a result of this notification, we accelerated our plans to exit the hermetic climate business. We recognized exit and exit related charges of $34.9 million during fiscal 2019. The charges included goodwill impairment of $9.5 million, customer relationship intangible asset impairment of $5.5 million, technology intangible asset impairment of $2.1 million and fixed asset impairment of $1.1 million. In addition to the asset impairments, the Company took charges on accounts receivable and inventory along with recognizing other expenses related to exiting the business.

The following table presents impairments by segment as of January 2, 2021, December 28, 2019 and December 29, 2018 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Fiscal 2020
Goodwill Impairments	$—	$10.5	$—	$—	$10.5
Impairment of Other Long-Lived Assets	2.8	0.2	1.3	1.0	$5.3
Total Impairments	$2.8	$10.7	$1.3	$1.0	$15.8
Fiscal 2019
Impairment of Intangible Assets	$4.9	$—	$—	$—	$4.9
Impairment of Other Long-Lived Assets	1.8	0.9	1.3	1.1	5.1
Total Impairments	$6.7	$0.9	$1.3	$1.1	$10.0
Fiscal 2018
Goodwill Impairments	$—	$—	$9.5	$—	$9.5
Impairment of Intangible Assets	—	—	7.6	—	7.6
Impairment of Other Long-Lived Assets	—	—	1.1	—	1.1
Total Impairments	$—	$—	$18.2	$—	$18.2

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

COVID-19 Pandemic

COVID-19 evolved during the first quarter of 2020 into a global pandemic, resulting in a severe global health crisis that drove a dramatic slowdown in global economic and social activity. Impacts from COVID-19 on our business became more severe during the first half of the second quarter in terms of weakening demand in many of our end markets, which are weighted to North America, and its impact on our manufacturing operations, particularly in Mexico and India. As the second quarter progressed, pressure on our order rates started to abate, and previously disrupted manufacturing operations improved. Our order rates started to push back into positive territory in the third quarter. This trend continued throughout the fourth quarter of the year. Currently, our manufacturing operations are, on average, running closer to full capacity.

We believe that we are an essential business, and as such have worked to ensure that our global facilities have remained operational. Our products are essential components in a range of applications used in the food & beverage, pharmaceutical, medical, transportation, and data communications industries, among many others. Certain global manufacturing operations have been impacted with plant closures or plants running at reduced rates at various points during the fiscal year.

In the face of this global crisis, our first priority has been the health and safety of our associates. In response, we implemented a host of measures to help our associates stay safe, measures that have been enhanced and refined as impacts from COVID-19 grew, and as our knowledge about how to enhance their effectiveness improved.

Factors deriving from the COVID-19 response that have or may negatively impact sales and operating profit in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, components and raw materials used in our products, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; inconsistent criteria in certain international jurisdictions for establishing the essentiality of our business; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; reductions in demands of our customers; and limitations on the ability of our customers to pay us on a timely basis.

We have taken actions to manage costs including an organization wide reduction in force and voluntary early retirement program. We will continue to assess the actual and expected impacts of COVID-19 and consider making further changes to our cost structure as the implications of COVID-19 continue to evolve.

Rexnord Transaction

On February 15, 2021, we entered into definitive agreements with Rexnord Corporation (“Rexnord”), Land Newco, Inc., a wholly owned indirect subsidiary of Rexnord (“Land”), and Phoenix 2021, Inc., our wholly owned subsidiary (“Merger Sub”), with respect to a Reverse Morris Trust transaction (the “Rexnord Transaction”) pursuant to which, and subject to the terms and conditions of those definitive agreements discussed below, (1) Rexnord will transfer (or cause to be transferred) to Land substantially all of the assets, and Land will assume substantially all of the liabilities, of Rexnord’s Process & Motion Control business (“PMC Business”) (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Rexnord will be distributed in a series of distributions to Rexnord’s stockholders (the “Distributions”, and the final distribution of Land common stock from Rexnord to Rexnord’s stockholders, which is to be made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, Merger Sub will merge with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Rexnord, Land, the Company, Merger Sub or their respective subsidiaries) will be converted into the right to receive shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated and subject to adjustment as set forth in the Merger Agreement (as defined below). When the Merger is completed, Land (which at that time will hold the PMC business) will be our wholly owned subsidiary.

The definitive agreements we entered into in connection with the Rexnord Transaction include an Agreement and Plan of Merger, by and among Rexnord, Land, Merger Sub and us (the “Merger Agreement”), a Separation and Distribution Agreement, by and among Rexnord, Land and us and certain ancillary agreements.

In connection with the Rexnord Transaction, the Merger Agreement provides that we shall, to the extent required by the Merger Agreement, in certain circumstances in which additional shares of Company common stock are issued at closing to holders of Land common stock, declare a special dividend to our stockholders immediately prior to the consummation of the Merger (the “Company Special Dividend”). The existence and magnitude of the dividend will depend on whether and to what extent we are able to count certain overlapping shareholders of us and Rexnord in satisfying the tax requirements applicable to a Reverse Morris Trust transaction. In the event that the Company Special Dividend is required to be paid, it could range in amount between zero and approximately $2.0 billion.

In connection with the Rexnord Transaction, we have entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

Closing of the Rexnord Transaction is subject to various closing conditions, including the receipt of the approval of our and Rexnord's shareholders, the receipt of regulatory approvals and other customary closing conditions.

The Rexnord Transaction is described more fully in our Current Report on Form 8-K filed with the SEC on February 19, 2021 and this description is qualified in its entirety by the description set forth therein.

Outlook. In the first quarter of fiscal 2021, we are forecasting a mid-single digit sales growth. We expect to see positive impact from our new products. In the first quarter of 2021, we expect diluted earnings per share to be $1.32 to $1.52. Our fiscal 2021 diluted earnings per share guidance is based on an effective tax rate of 21%.

Results of Operations

The following table sets forth selected information for the years indicated:

	2020	2019	2018
(Dollars in Millions)
Net Sales:
Commercial Systems	$820.2	$905.3	$1,110.9
Industrial Systems	528.8	575.4	671.1
Climate Solutions	846.8	968.5	1,024.8
Power Transmission Solutions	711.2	788.8	838.8
Consolidated	$2,907.0	$3,238.0	$3,645.6

Gross Profit as a Percent of Net Sales:
Commercial Systems	26.1%	26.1%	25.8%
Industrial Systems	18.3%	16.6%	20.3%
Climate Solutions	29.1%	27.9%	25.6%
Power Transmission Solutions	35.3%	32.8%	33.2%
Consolidated	27.8%	26.6%	26.5%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	17.7%	17.9%	16.6%
Industrial Systems	17.3%	18.7%	16.6%
Climate Solutions	13.6%	11.4%	12.6%
Power Transmission Solutions	22.6%	20.8%	20.8%
Consolidated	17.6%	16.8%	16.4%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems	8.1%	11.8%	9.2%
Industrial Systems	(1.1)%	(2.3)%	3.7%
Climate Solutions	15.4%	16.9%	11.3%
Power Transmission Solutions	12.6%	11.8%	12.4%
Consolidated	9.6%	10.8%	9.5%

Income from Operations	$280.1	$351.1	$347.0
Other (Income) Expenses, net	(4.4)	(0.1)	1.5
Interest Expense	39.8	53.0	55.2
Interest Income	5.9	5.6	1.9
Income before Taxes	250.6	303.8	292.2
Provision for Income Taxes	56.8	61.2	56.4
Net Income	193.8	242.6	235.8
Net Income Attributable to Noncontrolling Interests	4.5	3.7	4.6
Net Income Attributable to Regal Beloit Corporation	$189.3	$238.9	$231.2

Fiscal Year 2020 Compared to Fiscal Year 2019

Net sales for fiscal 2020 were $2.9 billion, a 10.2% decrease as compared to fiscal 2019 net sales of $3.2 billion. The decrease consisted of negative organic sales of 8.4%, negative foreign currency translation of 0.4% and a negative 1.4% impact from the businesses divested/to be exited. Gross profit decreased $52.0 million or 6.0% as compared to the prior year. The decrease from the prior year was driven primarily due to lower sales volumes, partially offset by productivity improvements and simplification programs. Operating expenses were $512.9 million which was a $31.4 million decrease from fiscal 2019. The decrease was primarily driven by lower variable selling costs and lower employee related wage and benefit costs. The Company recognized goodwill and other asset impairments of $15.8 million, a $5.8 million increase from the prior year.

Net sales for the Commercial Systems segment for fiscal 2020 were $820.2 million, a 9.4% decrease compared to fiscal 2019 net sales of $905.3 million. The decrease consisted of negative organic sales of 6.9% and a negative 2.6% impact from the businesses divested/to be exited partially offset by a positive 0.1% foreign currency translation. The organic sales decrease was primarily driven by decline in market demand as well as COVID related pressures on production along with ongoing intentional account pruning actions. Gross profit decreased $22.8 million or 9.6% primarily due to lower sales volumes partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for fiscal 2020 decreased $17.5 million as compared to fiscal 2019. The decrease was primarily due to lower variable selling costs on lower sales, lower employee related wage and benefit costs and lower facility costs.

Net sales for the Industrial Systems segment for fiscal 2020 were $528.8 million, a 8.1% decrease compared to fiscal 2019 net sales of $575.4 million. The decrease consisted of negative organic sales of 7.1% and negative foreign currency translation of 1.0%. The organic sales decrease was driven by COVID related pressures on production, the oil & gas downturn and the impact of 80/20 account pruning. Gross profit increased $1.1 million or 1.2% primarily due to sales mix with higher sales volumes related to power generation projects, simplification programs and selective pricing on lower margin accounts. Operating expenses for fiscal 2020 decreased $16.0 million as compared to fiscal 2019. The decrease was primarily due to lower employee related wage and benefit costs and lower variable selling costs on lower sales.

Net sales for the Climate Solutions segment for fiscal 2020 were $846.8 million, a 12.6% decrease compared to fiscal 2019 net sales of $968.5 million. The decrease consisted of negative organic sales of 9.9%, negative foreign currency translation of 0.6% and a negative 2.1% impact from the businesses divested/to be exited. The organic sales decrease was driven by COVID related pressure in North America and Europe and 80/20 account pruning efforts. Gross profit decreased $23.0 million or 8.5% primarily due to sales mix and productivity gains. Operating expenses for fiscal 2020 increased $4.9 million as compared to the prior year primarily due to professional fees.

Net sales for the Power Transmission Solutions segment for fiscal 2020 were $711.2 million, a 9.8% decrease compared to fiscal 2019 net sales of $788.8 million. The decrease consisted of negative organic sales of 9.1%, negative foreign currency translation of 0.1% and a negative 0.6% impact from the businesses divested/to be exited. The organic sales decrease was driven by COVID related pressures on general industrial, upstream oil & gas end markets and 80/20 account pruning efforts. Gross profit for fiscal 2020 decreased $7.3 million or 2.8% primarily due to lower sales volumes partially offset by the change in sales mix and productivity gains. Operating expenses for fiscal 2020 decreased $2.8 million due to lower employee related wage and benefit costs and lower variable selling costs on the lower sales.

The effective tax rate for fiscal 2020 was 22.7% compared to 20.1% for fiscal 2019. The increase in the effective rate was due to the mix of earnings during the year.

Fiscal Year 2019 Compared to Fiscal Year 2018

Net sales for fiscal 2019 were $3.2 billion, a decrease of 11.2% compared to fiscal 2018 net sales of $3.6 billion. The decrease consisted of negative organic sales of 5.7%, negative foreign currency translation of 1.1% and a negative 5.3% impact from the businesses divested/to be exited partially offset by a positive 0.9% sales growth related to the acquisition of Nicotra Gebhardt S.p.A ("NG"). Gross profit decreased $103.9 million or 10.8% as compared to the prior year. The decrease from the prior year was driven primarily due to lower sales volumes, partially offset by productivity improvements and simplification programs. Operating expenses were $544.3 million which was a $55.1 million decrease from fiscal 2018 due primarily to businesses divested/to be exited.

Net sales for the Commercial Systems segment for fiscal 2019 were $905.3 million, a 18.5% decrease compared to fiscal 2018 net sales of $1.1 billion. The decrease consisted of negative organic sales of 8.1%, negative foreign currency translation of 1.2% and a negative 12.6% impact from businesses divested/to be exited partially offset by a positive 3.4% sales growth related to the acquisition of NG. The organic sales decrease was primarily driven by the continued inventory destocking in the North American pool pump market, weakness in North American general industry and the impact of 80/20 account pruning. Gross profit decreased $50.4 million or 17.6% primarily due to lower sales volumes partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for fiscal 2019 decreased $22.4 million as compared to fiscal 2018. The decrease was primarily due to lower variable selling costs on lower sales and the removal of costs related to businesses divested/to be exited.

Net sales for the Industrial Systems segment for fiscal 2019 were $575.4 million, a 14.3% decrease compared to fiscal 2018 net sales of $671.1 million. The decrease consisted of negative organic sales of 11.4%, negative foreign currency translation of 2.1% and a negative 0.8% impact from the businesses divested/to be exited. The organic sales decrease was driven by delays in power generation projects due to end market overcapacity and the oil & gas downturn, weak North American and China industrial demand due to trade uncertainty and the impact of 80/20 account pruning. Gross profit decreased $40.8 million or 29.9% primarily due to lower sales volumes related to power generation projects, partially offset by simplification programs and selective pricing on lower margin accounts. Operating expenses for fiscal 2019 decreased $4.0 million as compared to fiscal 2018. The decrease was primarily due to lower variable selling costs on lower sales.

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

Cash flow provided by operating activities was $435.4 million for fiscal 2020, a $26.9 million increase from fiscal 2019. The increase was primarily the result of a reduction in working capital.

Cash flow provided by operating activities was $408.5 million for fiscal 2019, a $45.8 million increase from fiscal 2018. The increase was primarily the result of a reduction in working capital and the higher net income year over year.

Our working capital was $1,029.3 million and $1,047.2 million as of January 2, 2021 and December 28, 2019, respectively. As of January 2, 2021 and December 28, 2019, our current ratio (which is the ratio of our current assets to current liabilities) was 2.3:1 and 2.9:1, respectively. We intend to use operating cash flow to meet our current debt repayment obligations.

Cash flow used in investing activities was $37.0 million for fiscal 2020, compared to cash flows provided by $74.3 million in fiscal 2019. The change was driven primarily by the divestiture proceeds received in fiscal 2019 partially offset by lower capital expenditures. Capital expenditures were $47.5 million in fiscal 2020, compared to $92.4 million in fiscal 2019.

Cash flow provided by investing activities was $74.3 million for fiscal 2019, compared to $227.9 million used in fiscal 2018. The change was driven primarily by the divestiture proceeds received in fiscal 2019 versus the acquisition of NG in fiscal 2018. Capital expenditures were $92.4 million in fiscal 2019, compared to $77.6 million in fiscal 2018.

In fiscal 2021, we anticipate capital spending for property, plant and equipment to be approximately $57.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2021. We anticipate funding fiscal 2021 capital spending with operating cash flows.

Cash flow used in financing activities was $147.6 million for fiscal 2020, compared to $397.4 million in fiscal 2019. Net debt repayments totaled $67.7 million in fiscal 2020, compared to net debt repayments of $171.0 million in fiscal 2019. We also repurchased $25.0 million of our common stock during fiscal 2020 compared to $165.1 million in fiscal 2019. We paid $48.7 million in dividends to shareholders in fiscal 2020 compared to $48.9 million in fiscal 2019. In fiscal 2020, we paid distributions of $2.8 million to noncontrolling interests compared to $1.8 million in fiscal 2019.

Cash flow used in financing activities was $397.4 million for fiscal 2019, compared to $17.7 million for fiscal 2018. Net debt repayments totaled $171.0 million in fiscal 2019, compared to net debt borrowings of $166.7 million in fiscal 2018. We also repurchased $165.1 million of our common stock during fiscal 2019 compared to $127.8 million in fiscal 2018. We paid $48.9 million in dividends to shareholders in fiscal 2019 compared to $47.2 million in fiscal 2018. In fiscal 2019, we paid distributions of $1.8 million to noncontrolling interests compared to $1.6 million in fiscal 2018.

The following table presents selected financial information and statistics as of January 2, 2021 and December 28, 2019 (in millions):

	January 2, 2021	December 28, 2019
Cash and Cash Equivalents	$611.3	$331.4
Trade Receivables, Net	432.0	461.4
Inventories	690.3	678.4
Working Capital	1,029.3	1,047.2
Current Ratio	2.3:1	2.9:1

As of January 2, 2021, $603.5 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Pension Liabilities and Other Post Retirement Benefits

Accrued pension and other post retirement benefits of $74.1 million and $85.3 million as of January 2, 2021 and December 28, 2019, respectively.

Credit Agreement

On August 27, 2018, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.0% and 3.6% for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. The Credit Agreement requires us to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. We repaid $50.0 million and $90.0 million under the Term Facility in fiscal 2020 and 2019, respectively. The amount outstanding for fiscal years ended January 2, 2021 and December 28, 2019 was $670.0 million and $720.0 million, respectively.

As of January 2, 2021 we had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit and $499.8 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $150.4 million and $91.7 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% and 3.6% for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes

As of January 2, 2021, we had $400.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of January 2, 2021, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively, on the Consolidated Balance Sheets. The Notes maturing in 2021 will be paid using capacity on our Multicurrency Revolving Facility and/or cash from operations.

Details on the Notes as of January 2, 2021 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes contain covenants under which we agree to maintain a minimum EBITDA-to-interest coverage ratio and maximum Debt-to-EBITDA ratio. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of January 2, 2021.

Other Notes Payable

As of January 2, 2021, other notes payable of $4.6 million were outstanding with a weighted average interest rate of 4.9%. As of December 28, 2019, other notes payable of $4.5 million were outstanding with a weighted average rate of 5.0%.

Financing Arrangements Related to Rexnord Transaction

In connection with the Rexnord Transaction, on February 15, 2021, we entered into a debt commitment letter (the “Bridge Commitment Letter”) and related fee letters with Barclays Bank PLC (“Barclays”), pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $2.1 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (“Bridge Facility”). The proceeds of the loans under the Bridge Facility may be used by us to (i) pay the Company Special Dividend, (ii) redeem the Notes due in 2023 and (iii) to pay fees and expenses in connection with the Rexnord Transaction.

Further, we entered into an additional debt commitment letter (the “Backstop Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein. In the event, we do not obtain certain required consents from the lenders under the Credit Agreement, we may enter into a 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $1.1 billion to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement and accrued and unpaid interest thereon.

In connection with the Rexnord Transaction, Land also entered into a debt commitment letter (the “Land Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $487.0 million of bridge loans under a 364-day senior bridge loan facility to be used to pay a dividend to a subsidiary of Rexnord required prior to the Reorganization. If the Rexnord Transaction is consummated, the indebtedness contemplated by the Land Commitment Letter will become indebtedness of a wholly-owned subsidiary of the Company.

We anticipate incurring significant fees and expenses in connection with the Rexnord Transaction, the amount of which is uncertain. In addition, the amount of the Company Special Dividend depends on the number of additional shares of our common stock that must be issued in connection with the Rexnord Transaction in order to satisfy tax requirements applicable to a Reverse Morris Trust transaction. The size of the dividend that will ultimately be declared is uncertain and will remain so until the closing.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, the approximate fair value of our total debt was $1,085.8 million and $1,162.1 million as of January 2, 2021 and December 28, 2019, respectively.

Litigation

See Part 1 - Item 3 - Legal Proceedings for additional details.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and payments due by period as of January 2, 2021 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations
Less than one year	$244.5	$26.7	$4.5	$309.9	$585.6
1 - 3 years	862.5	32.9	7.5	—	902.9
3 - 5 years	1.2	16.0	7.4	—	24.6
More than 5 years	1.3	18.4	14.6	—	34.3
Total	$1,109.5	$94.0	$34.0	$309.9	$1,547.4

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 9 of Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after fiscal 2020 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of January 2, 2021.

(2) Variable rate debt based on January 2, 2021 rates. See also Note 7 of Notes to the Consolidated Financial Statements.

We utilize blanket purchase orders (“Blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under Blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”

As of January 2, 2021, we had outstanding standby letters of credit totaling approximately $0.2 million. We had no other material commercial commitments.

We did not have any material variable interest entities as of January 2, 2021 or December 28, 2019. Other than disclosed in the table above and the previous paragraph, we had no other material off-balance sheet arrangements.

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

In the fourth quarter of fiscal 2020, we recorded goodwill impairment of $10.5 million in our global industrial motors reporting unit. The global industrial motors reporting unit had goodwill of $114.9 million as of January 2, 2021 and is included in our Industrial Systems segment. The calculated excess fair value over carrying value for our commercial air moving reporting unit was less than 10% of its carrying value. The commercial air moving reporting unit had goodwill of $43.8 million as of January 2, 2021 and is included in our Commercial Systems segment. Some of the key considerations used in our impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting units. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

We aggregate our business units by segment for reporting purposes (see also Note 6 of Notes to the Consolidated Financial Statements).

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

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of a trade name associated with the PTS Acquisition. It was evaluated for impairment in October 2020. We determined the fair value of this asset using a royalty relief methodology similar to the methodology used when the associated asset was acquired, but using updated assumptions and estimates of future sales and profitability. For fiscal 2020 and fiscal 2019, the fair value of the indefinite lived intangible asset exceeded its respective carrying value, however, in fiscal 2019 the fair value of the indefinite lived intangible asset exceeded its respective carrying value by less than 10%. Some of the key considerations used in our impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate, and (iii) recent historical and projected operating performance. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment that could be material.

Retirement and Post Retirement Plans

Most of our domestic associates are participants in defined contribution plans and/or defined benefit pension plans. The majority of the defined benefit pension plans covering our domestic associates have been closed to new associates and frozen for existing associates. Certain associates are covered by a post retirement health care plan. Most of our foreign associates are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of January 2, 2021, we had $404.1 million of fixed rate debt and $670.5 million of variable rate debt. As of December 28, 2019, we had $404.3 million of fixed rate debt and $737.9 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of January 2, 2021 would result in a $0.7 million change in after-tax annualized earnings. In April 2018, we entered into a spot, non-amortizing interest rate swap to pay fixed/receive floating with a notional amount of $88.4 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. The swap expires in April 2021. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps become effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments under ASU 2017-12, with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of January 2, 2021 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 2021	2.5%	LIBOR (1 month)	$(0.7)
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$(1.4)

As of January 2, 2021, a $(0.7) million interest rate swap liability was included in Other Accrued Expenses and $(1.4) million in Other Noncurrent Liabilities. As of December 28, 2019, a $(1.0) million interest rate swap was included in Other Noncurrent Liabilities. There was an unrealized loss of $(1.6) million, net of tax, for fiscal 2020 and $(0.8) million for 2019 that was recorded in AOCI for the effective portion of the hedge.

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

As of January 2, 2021, derivative currency assets (liabilities) of $16.6 million, $1.6 million, $(1.0) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of December 28, 2019, derivative currency assets (liabilities) of $8.9 million, $10.3 million, $(3.1) million and $(0.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. The unrealized gains on the effective portions of the hedges of $12.7 million net of tax and $5.7 million net of tax, as of January 2, 2021 and December 28, 2019, respectively, was recorded in AOCI. As of January 2, 2021, we had $1.1 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 28, 2019, we had $2.1 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on January 2, 2021 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$174.6	$12.2	$17.5	$(17.5)
Chinese Renminbi	188.5	3.6	18.9	(18.9)
Indian Rupee	37.8	0.7	3.8	(3.8)
Euro	231.7	1.2	23.2	(23.2)
Canadian Dollar	2.0	0.1	0.2	(0.2)
Australian Dollar	21.2	(0.3)	2.1	(2.1)
Thai Baht	15.3	(0.5)	1.5	(1.5)
British Pound	11.7	0.1	1.2	(1.2)

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
Derivative commodity assets of $11.4 million and $0.1 million are recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets, respectively as of January 2, 2021. Derivative commodity assets (liabilities) of $2.6 million. $0.1 million and $(0.3) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 28, 2019. The unrealized gain on the effective portion of the hedges of $8.7 million net of tax and $1.8 million net of tax, as of January 2, 2021 and December 28, 2019, respectively, was recorded in AOCI. As of January 2, 2021, we had an additional $2.6 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 28, 2019, we had an additional $(0.8) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on January 2, 2021 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$47.0	$11.1	$4.7	$(4.7)
Aluminum	3.6	0.4	0.4	(0.4)

Gains and losses indicated in the sensitivity analysis would be largely offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of $23.5 million loss as of January 2, 2021 includes $20.2 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales	$734.2	$853.8	$634.1	$873.7	$758.2	$772.3	$780.5	$738.2
Gross Profit	203.3	234.6	170.3	234.0	221.6	201.9	213.5	190.2
Income from Operations (1)	70.0	120.6	45.9	96.0	90.0	72.8	74.2	61.7
Net Income	46.7	86.8	29.3	67.4	66.3	50.8	51.5	37.6
Net Income Attributable to Regal Beloit Corporation	45.8	85.9	28.1	66.6	65.0	49.7	50.4	36.7
Earnings Per Share Attributable to Regal Beloit Corporation (2)
Basic	1.13	2.01	0.69	1.56	1.60	1.20	1.24	0.90
Assuming Dilution	1.12	1.99	0.69	1.55	1.60	1.19	1.23	0.89
Weighted Average Number of Shares Outstanding
Basic	40.6	42.8	40.5	42.6	40.6	41.5	40.6	40.9
Assuming Dilution	40.8	43.1	40.7	43.0	40.8	41.7	40.9	41.1
Net Sales
Commercial Systems	$199.4	$242.2	$175.9	$246.3	$218.5	$214.8	$226.4	$202.0
Industrial Systems	129.6	138.1	120.6	155.5	138.8	143.8	139.8	138.0
Climate Solutions	210.1	263.3	178.2	267.9	234.0	230.9	224.5	206.4
Power Transmission Solutions	195.1	210.2	159.4	204.0	166.9	182.8	189.8	191.8
Income (Loss) from Operations
Commercial Systems (3)	12.1	59.4	6.2	19.6	24.6	16.9	22.2	10.9
Industrial Systems (3)	(0.1)	(5.9)	3.2	(0.1)	7.3	(2.6)	(14.9)	(4.4)
Climate Solutions	29.5	38.9	20.0	51.7	39.2	37.6	41.3	35.7
Power Transmission Solutions	28.5	28.2	16.5	24.8	18.9	20.9	25.6	19.5
(1) The first quarter 2019 results included a gain on divestiture of $41.2 million included in the Commercial Systems segment.
(2) Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.
(3) Retrospectively adjusted due to change in accounting principle related to LIFO inventories as discussed in Note 3.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2021. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of January 2, 2021, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of January 2, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

March 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regal Beloit Corporation and subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 2, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 2, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of a New Accounting Standard

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 28, 2019, due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic ASC 842), under the modified retrospective approach.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Valuation – Global Industrial Motors & Commercial Air Moving Reporting Units – Refer to Notes 3 and 5 to the Financial Statements

Critical Audit Matter Description

The Company performed an impairment evaluation of the goodwill for the Global Industrial Motors and Commercial Air Moving reporting units by comparing the estimated fair value of each of these reporting units to its carrying value. In order to estimate the fair value of these reporting units, management is required to make significant estimates and assumptions related to discount rates and forecasts of future revenues and Earnings Before Interest Taxes Depreciation & Amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $1,518 million as of January 2, 2021, of which $114.9 million and $43.8 million related to the Global Industrial Motors and Commercial Air Moving reporting units, respectively. As of October 31, 2020, the Company’s measurement date, the Company determined that the carrying value for the Global Industrial Motors reporting unit was in excess of fair value and recorded a $10.5 million goodwill impairment. The fair value of the Commercial Air Moving reporting unit exceeded its carrying value and therefore no impairment was recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of discount rates and forecasts of future revenues and EBITDA margins for the Global Industrial Motors and Commercial Air Moving reporting units included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rates and management’s development of forecasts of future revenues and EBITDA margins.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2020, annual measurement date to January 2, 2021.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Tested the source information underlying management’s determination of the discount rates.
◦Tested the mathematical accuracy of management’s calculations.
◦Developed a range of independent estimates and compared those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 2, 2021
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Beloit Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regal Beloit Corporation and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated March 2, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 2, 2021

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net Sales	$2,907.0	$3,238.0	$3,645.6
Cost of Sales	2,098.3	2,377.3	2,681.0
Gross Profit	808.7	860.7	964.6
Operating Expenses	512.9	544.3	599.4
Goodwill Impairment	10.5	—	9.5
Asset Impairments	5.3	10.0	8.7
Gain on Sale of Businesses	(0.1)	(44.7)	—
Total Operating Expenses	528.6	509.6	617.6
Income from Operations	280.1	351.1	347.0
Other (Income) Expenses, net	(4.4)	(0.1)	1.5
Interest Expense	39.8	53.0	55.2
Interest Income	5.9	5.6	1.9
Income before Taxes	250.6	303.8	292.2
Provision for Income Taxes	56.8	61.2	56.4
Net Income	193.8	242.6	235.8
Less: Net Income Attributable to Noncontrolling Interests	4.5	3.7	4.6
Net Income Attributable to Regal Beloit Corporation	$189.3	$238.9	$231.2
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$4.66	$5.69	$5.30
Assuming Dilution	$4.64	$5.66	$5.26
Weighted Average Number of Shares Outstanding:
Basic	40.6	42.0	43.6
Assuming Dilution	40.8	42.2	43.9
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	January 2, 2021		December 28, 2019		December 29, 2018
Net Income		$193.8		$242.6		$235.8
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign Currency Translation Adjustments		60.7		(9.2)		(71.2)
Reclassification of Foreign Currency Translation Adjustments Included in Net Income, Net of $— Million Tax Effects in 2020, 2019 and 2018		—		1.6		—
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $2.8 Million in 2020, $4.6 Million in 2019 and $(1.2) Million in 2018	$8.6		$14.7		$(4.0)
Reclassification of Losses (Gains) Included in Net Income, Net of Tax Effects of $2.2 Million in 2020, $(0.4) Million in 2019 and $(3.8) Million in 2018	6.9	15.5	(1.3)	13.4	(12.0)	(16.0)
Pension and Post Retirement Plans:
(Increase) Decrease in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $(0.1) Million in 2020, $1.8 Million in 2019 and $(0.6) Million in 2018	(0.6)		5.7		(1.9)
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $0.2 Million in 2020, $0.5 Million in 2019 and $0.8 Million in 2018	0.5	(0.1)	1.5	7.2	2.9	1.0
Other Comprehensive Income (Loss)		76.1		13.0		(86.2)
Comprehensive Income		269.9		255.6		149.6
Less: Comprehensive Income Attributable to Noncontrolling Interest		6.1		3.1		2.8
Comprehensive Income Attributable to Regal Beloit Corporation		$263.8		$252.5		$146.8
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	January 2, 2021	December 28, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$611.3	$331.4
Trade Receivables, Less Allowances of $18.3 Million in 2020 and $9.7 Million in 2019	432.0	461.4
Inventories	690.3	678.4
Prepaid Expenses and Other Current Assets	108.6	133.7
Assets Held for Sale	9.1	2.8
Total Current Assets	1,851.3	1,607.7
Net Property, Plant and Equipment	555.5	605.0
Operating Lease Assets	73.4	71.0
Goodwill	1,518.2	1,501.3
Intangible Assets, Net of Amortization	530.3	567.2
Deferred Income Tax Benefits	43.9	58.4
Other Noncurrent Assets	16.4	20.1
Total Assets	$4,589.0	$4,430.7

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$360.1	$337.0
Dividends Payable	12.2	12.2
Accrued Compensation and Benefits	76.6	67.3
Other Accrued Expenses	120.5	121.8
Current Operating Lease Liabilities	21.6	21.6
Current Maturities of Long-Term Debt	231.0	0.6
Total Current Liabilities	822.0	560.5
Long-Term Debt	840.4	1,136.9
Deferred Income Taxes	172.0	171.9
Pension and Other Post Retirement Benefits	69.5	80.8
Noncurrent Operating Lease Liabilities	55.1	51.0
Other Noncurrent Liabilities	53.0	49.2
Contingencies (see Note 12)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 100.0 Million Shares Authorized, 40.6 Million and 40.8 Million Shares Issued and Outstanding at 2020 and 2019, Respectively	0.4	0.4
Additional Paid-In Capital	696.6	701.8
Retained Earnings	2,010.7	1,886.7
Accumulated Other Comprehensive Loss	(163.3)	(237.8)
Total Regal Beloit Corporation Shareholders' Equity	2,544.4	2,351.1
Noncontrolling Interests	32.6	29.3
Total Equity	2,577.0	2,380.4
Total Liabilities and Equity	$4,589.0	$4,430.7
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 30, 2017	$0.4	$877.5	$1,611.6	$(164.0)	$29.2	$2,354.7
Net Income	—	—	231.2	—	4.6	235.8
Other Comprehensive Loss	—	—	—	(84.4)	(1.8)	(86.2)
Dividends Declared ($1.10 Per Share)	—	—	(47.7)	—	—	(47.7)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	(4.8)	—	—	—	(4.8)
Share-Based Compensation	—	16.9	—	—	—	16.9
Stock Repurchase	—	(106.0)	(21.8)	—	—	(127.8)
Adoption of Accounting Pronouncement ASU 2018-02	—	—	4.6	(4.6)	—	—
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	—	1.6	(2.4)	(0.8)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.6)	(1.6)
Balance as of December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	238.9	—	3.7	242.6
Other Comprehensive Income (Loss)	—	—	—	13.6	(0.6)	13.0
Dividends Declared ($1.18 Per Share)	—	—	(49.1)	—	—	(49.1)
Stock Options Exercised	—	(10.7)	—	—	—	(10.7)
Share-Based Compensation	—	13.0	—	—	—	13.0
Stock Repurchase	—	(84.1)	(81.0)	—	—	(165.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.8)	(1.8)
Balance as of December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	189.3	—	4.5	193.8
Other Comprehensive Income	—	—	—	74.5	1.6	76.1
Dividends Declared ($1.20 Per Share)	—	—	(48.7)	—	—	(48.7)
Stock Options Exercised	—	(3.3)	—	—	—	(3.3)
Share-Based Compensation	—	9.2	—	—	—	9.2
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Adoption of ASU 2016-13	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of January 2, 2021	$0.4	$696.6	$2,010.7	$(163.3)	$32.6	$2,577.0
See accompanying Notes to the Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$193.8	$242.6	$235.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	84.1	84.2	87.5
Amortization	47.3	50.3	54.9
Goodwill Impairment	10.5	—	9.5
Asset Impairments	5.3	10.0	8.7
Noncash Lease Expense	24.5	30.6	—
Share-Based Compensation Expense	9.2	13.0	16.9
Expense (Benefit) from Deferred Income Taxes	(16.5)	22.4	13.2
Exit Related Costs	—	—	16.7
Loss (Gain) on Disposition of Assets	3.0	(0.7)	1.1
Other Non-Cash Changes	5.8	4.0	3.0
Gain on Sale of Businesses	(0.1)	(44.7)	—
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	29.6	70.3	(56.5)
Inventories	(3.7)	68.6	(42.7)
Accounts Payable	15.2	(80.3)	41.1
Current Liabilities and Other	27.4	(61.8)	(26.5)
Net Cash Provided by Operating Activities	435.4	408.5	362.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(47.5)	(92.4)	(77.6)
Sales of Investment Securities	—	—	0.5
Business Acquisitions, Net of Cash Acquired	—	—	(161.5)
Proceeds from Sale of Businesses	0.3	157.9	0.7
Proceeds from Sale of Assets	10.2	8.8	10.0
Net Cash Provided by (Used in) Investing Activities	(37.0)	74.3	(227.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,088.5	1,150.1	1,350.3
Repayments Under Revolving Credit Facility	(1,106.2)	(1,230.8)	(1,271.7)
Proceeds from Short-Term Borrowings	2.6	27.5	19.0
Repayments of Short-Term Borrowings	(2.3)	(27.5)	(19.7)
Proceeds from Long-Term Borrowings	0.1	—	900.2
Repayments of Long-Term Borrowings	(50.4)	(90.3)	(811.4)
Dividends Paid to Shareholders	(48.7)	(48.9)	(47.2)
Proceeds from the Exercise of Stock Options	0.2	0.3	—
Shares Surrendered for Taxes	(3.6)	(10.9)	(3.5)
Purchase of Subsidiary Shares from Noncontrolling Interest	—	—	(0.8)
Financing Fees Paid	—	—	(3.5)
Repurchase of Common Stock	(25.0)	(165.1)	(127.8)
Distributions to Noncontrolling Interests	(2.8)	(1.8)	(1.6)
Net Cash Used in Financing Activities	(147.6)	(397.4)	(17.7)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	29.1	(2.6)	(8.1)
Net Increase in Cash and Cash Equivalents	279.9	82.8	109.0
Cash and Cash Equivalents at Beginning of Period	331.4	248.6	139.6
Cash and Cash Equivalents at End of Period	$611.3	$331.4	$248.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$38.6	$51.7	$54.2
Income Taxes	44.3	42.3	81.2

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(1) Nature of Operations
Regal Beloit Corporation (the “Company”) is a United States based multi-national corporation. The Company is comprised of four operating segments: the Commercial Systems segment produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications; the Industrial Systems segment produces integral motors, generators, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products; the Climate Solutions segment produces small motors, electronic variable speed controls and air moving solutions; and the Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products.

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 2, 2021 was 53 weeks and the fiscal years ended December 28, 2019 and December 29, 2018 were 52 weeks.

(3) Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. In addition, the Company has joint ventures that are consolidated in accordance with consolidation accounting guidance. All intercompany accounts and transactions are eliminated.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowance for credit losses; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension and post-retirement assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
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

The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2020, fiscal 2019 or fiscal 2018.
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

Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, it is entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, (in millions):

January 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$566.9	$291.4	$752.7	$572.4	$2,183.4
Asia	124.9	150.9	27.7	27.5	331.0
Europe	86.1	44.8	30.3	86.4	247.6
Rest-of-World	42.3	41.7	36.1	24.9	145.0
Total	$820.2	$528.8	$846.8	$711.2	$2,907.0

December 28, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$643.0	$313.5	$848.6	$639.9	$2,445.0
Asia	107.2	167.0	37.7	30.4	342.3
Europe	135.5	49.2	40.5	91.5	316.7
Rest-of-World	19.6	45.7	41.7	27.0	134.0
Total	$905.3	$575.4	$968.5	$788.8	$3,238.0

December 29, 2018	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$813.6	$360.0	$891.9	$686.4	$2,751.9
Asia	142.7	194.8	39.5	24.1	401.1
Europe	122.1	55.1	50.5	96.9	324.6
Rest-of-World	32.5	61.2	42.9	31.4	168.0
Total	$1,110.9	$671.1	$1,024.8	$838.8	$3,645.6

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
Research and development costs are expensed as incurred. The costs are recorded in Operating Expenses in the fiscal year as follows as noted in the table below:

	January 2, 2021	December 28, 2019	December 29, 2018
Research and Development Costs	$34.7	$22.5	$29.3

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
Trade Receivables
The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate expected credit losses. The specific customer account analysis consider such items as, credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses.
Inventories
The Company changed its method of calculating last-in, first-out ("LIFO") inventories, which represented approximately 50.0% of the Company’s inventory as of January 2, 2021. The Company increased the number of LIFO inventory pools to four to align with the Company’s operating and reporting segments. Previously, the Company had three LIFO inventory pools, which aligned with the Company's operating and reporting segments prior to the fiscal year 2020. The Company believes this change in accounting principle is preferable under the circumstances because it combines inventory items with similarities within a segment and better aligns revenue with expenses based on the four segment structure as well as how management manages and assesses the performance of the businesses. The Company determined that it had the data needed to apply this change in accounting principle as of the beginning of its fiscal year 2019, but it was impracticable to apply the change in periods prior to then. The change in accounting principle has been reflected in fiscal years 2019 and 2020. The change did not have a material impact on the consolidated financial statements for the years ended January 2, 2021 and December 28, 2019. See Note 6 for details.

The major classes of inventory at year end are as follows:

	January 2, 2021	December 28, 2019
Raw Material and Work in Process	48.7%	48.0%
Finished Goods and Purchased Parts	51.3%	52.0%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 50.0% of the Company's inventory as of January 2, 2021 and 53.0% as of December 28, 2019 was determined using the last-in, first-out method. If all inventories were valued on the first-in, first-out method, they would have increased by $60.0 million and $62.0 million as of January 2, 2021 and December 28, 2019, respectively. Material, labor and factory overhead costs are included in the inventories.
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

Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	January 2, 2021	December 28, 2019

Land and Improvements		$76.1	$80.3
Buildings and Improvements	3-50	290.7	305.2
Machinery and Equipment	3-15	978.2	988.2
Property, Plant and Equipment		1,345.0	1,373.7
Less: Accumulated Depreciation		(789.5)	(768.7)
Net Property, Plant and Equipment		$555.5	$605.0

During fiscal 2020, the Company recognized $5.3 million of asset impairments related to the transfer of assets to held for sale. For fiscal 2019, the Company recognized $5.1 million of asset impairments related to the transfer of assets to held for sale in the first quarter of 2019.

Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. For goodwill, the Company may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The Company performed quantitative impairment testing for all reporting units in fiscal 2020. The Company performs the required annual goodwill impairment testing as of the end of the October fiscal month.
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
In the fourth quarter of 2020, the Company recorded goodwill impairment of $10.5 million in its global industrial motors reporting unit. The global industrial motors reporting unit had goodwill of $114.9 million as of January 2, 2021 and is included in the Company's Industrial Systems segment. The calculated excess fair value over carrying value for our commercial air moving reporting unit was less than 10%of its carrying value. The commercial air moving reporting unit had goodwill of $43.8 million as of January 2, 2021 and is included in the Company's Commercial Systems segment. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that indicate carrying values may not be recoverable. If an indicator is present, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If such estimated future cash flows are less than carrying value, an impairment would be recognized. There was no impairment of intangible assets during fiscal 2020. The Company recorded impairments for its customer relationship intangible asset of $4.9 million in fiscal 2019 as the result of transferring to assets held for sale.
Indefinite-lived intangible assets are not amortized. The Company evaluates the carrying amount of indefinite-lived intangible assets annually or more frequently if events or circumstances indicate that the assets might be impaired. The Company performs the required annual impairment testing as of the end of the October fiscal month.
The indefinite-lived intangible asset consists of a trade name associated with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. It was evaluated for impairment in October 2020. The Company determined the fair value of this asset using a royalty relief methodology similar to the methodology used when the associated asset was acquired, but using updated assumptions and estimates of future sales and profitability. For fiscal 2020 and fiscal 2019, the fair value of the indefinite lived intangible asset exceeded its respective carrying value. Some of the key considerations used in the Company's impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate and (iii) recent historical and projected operating performance. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing. A change to any of the assumptions could lead to a future impairment that could be material.
Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. In fiscal 2020, the Company concluded it had asset impairments related to the transfer of assets to held for sale of $5.3 million. The Company concluded it had an impairment of $5.1 million in long-lived assets in fiscal 2019 due to the transfer of assets to held for sale.

Earnings Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.4 million in fiscal 2020, 0.4 million in fiscal 2019 and 0.6 million in fiscal 2018. The following table reconciles the basic and diluted shares used in earnings per share calculations for the fiscal years ended (in millions):

	2020	2019	2018
Denominator for Basic Earnings Per Share	40.6	42.0	43.6
Effect of Dilutive Securities	0.2	0.2	0.3
Denominator for Diluted Earnings Per Share	40.8	42.2	43.9

Retirement and Post-Retirement Plans

The Company's domestic associates are covered by defined contribution plans and approximately half of the Company's domestic associates are covered by defined benefit pension plans. The majority of the defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates. Certain associates are covered by a post retirement health care plan. Most of the Company's foreign associates are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension and other post-retirement plans are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases and health care cost trend rates.
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

The components of the ending balances of AOCI are as follows (in millions):

	2020	2019
Foreign Currency Translation Adjustments	$(155.7)	$(214.8)
Hedging Activities, Net of Tax of $7.5 in 2020 and $2.5 in 2019	23.5	8.0
Pension and Post-Retirement Benefits, Net of Tax of $(9.4) in 2020 and $(9.5) in 2019	(31.1)	(31.0)
Total	$(163.3)	$(237.8)
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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In December 2019, the FASB issued Accounting Standards Update ("ASU") ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and clarifies and amends existing guidance to improve consistent application. This ASU becomes effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326). The focus of this ASU is to require businesses to adjust their allowance for lifetime expected credit losses rather than incurred losses. It is believed that the change will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted the standard as of December 29, 2019, the beginning of fiscal 2020, under the modified retrospective approach. The Company recorded a $3.4 million increase in the allowance for credit losses and a $2.7 million net decrease to retained earnings as of December 29, 2019 for the cumulative effect of adopting ASU 2016-13.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU focuses on updates around disclosures of Level 3 fair value measurements and it presents modifications to current disclosure requirements. The additional requirements under this ASU include disclosure for the changes in unrealized gains and losses included in other comprehensive income ("OCI") held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs. The ASU is also eliminating the disclosure requirement for the amount and reason for transfers between Level 1 and Level 2 fair value measurement, valuation processes for Level 3 measurements, and policy for timing of transfers between levels of the fair value hierarchy. In addition, the ASU modifies the disclosure requirements for investments that are valued based on net asset value. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The ASU requires prospective application for only the most recent interim or annual period presented in the year of adoption for changes in unrealized gains and losses included in OCI, the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, and the narrative description of measurement uncertainty. The Company adopted the standard as of December 29, 2019, the beginning of fiscal 2020, with no material impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The ASU addresses modifications to the disclosure requirements for Defined Benefit Plans. Under ASU 2018-14 the disclosure requirements that can be removed are amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligations for postretirement health care benefits. Additional disclosures are required for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation for significant gains and losses related to the changes in the benefit obligation for the period. If a defined benefit pension plan has a projected benefit obligation greater than plan assets the projected benefit obligation and fair value of plan assets should be disclosed. The Company adopted the standard in the fourth quarter of fiscal 2020 on a retrospective basis for all years presented with no material impact to the Company's Consolidated Financial Statement.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. In the second quarter of fiscal year 2020, the Company adopted this standard prospectively and is applying those expedients that allow the Company to continue to assert that LIBOR-based interest remains probable, despite the sunset of LIBOR at the end of 2021 with no impact on the Company's Consolidated Financial Statements.

(4) Held For Sale, Divestitures and Acquisitions
Assets Held for Sale

As of January 2, 2021 and December 28, 2019, the Company presented $9.1 million and $2.8 million, respectively, of certain assets held for sale as the Company had both the intent and ability to sell these assets.

2019 Divestitures
Regal Drive Technologies
On January 7, 2019, the Company sold its Regal Drive Technologies business and received proceeds of $0.3 million in the first quarter of 2020 and $119.9 million in 2019. Regal Drive Technologies was included in the Company's Commercial Systems segment. The Company recognized a gain on sale of $0.1 million in the first quarter of 2020 and $41.0 million in 2019 in the Consolidated Statements of Income.

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

2018 Acquisition
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

(5) Goodwill and Intangible Assets
Goodwill
The excess of purchase price over estimated fair value of net assets acquired is assigned to goodwill.
The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of December 29, 2018	$1,509.2	$427.4	$171.5	$330.6	$579.7
Divestiture	(2.8)	—	—	—	(2.8)
Translation and Other	(5.1)	(0.8)	(0.7)	0.6	(4.2)
Balance as of December 28, 2019	$1,501.3	$426.6	$170.8	$331.2	$572.7

Impairment Charge	(10.5)	—	(10.5)	—	—
Translation and Other	27.4	6.7	3.4	(0.4)	17.7
Balance as of January 2, 2021	$1,518.2	$433.3	$163.7	$330.8	$590.4
Cumulative Goodwill Impairment Charges	$295.7	$183.2	$72.1	$17.2	$23.2

Intangible Assets
Intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	December 28, 2019	Translation Adjustments	January 2, 2021
Customer Relationships	17	$692.1	$16.5	$708.6
Technology	14	144.0	2.3	146.3
Trademarks	14	35.9	1.8	37.7
Patent and Engineering Drawings	5	16.6	—	16.6
		888.6	20.6	909.2
Non-Amortizable Trade Name		121.6	1.2	122.8
Total Gross Intangibles		$1,010.2	$21.8	$1,032.0
Accumulated amortization of intangible assets consists of the following:

	December 28, 2019	Amortization	Translation Adjustments	January 2, 2021
Customer Relationships	$302.4	$38.6	$8.4	$349.4
Technology	99.0	7.1	1.9	108.0
Trademarks	25.0	1.6	1.1	27.7
Patent and Engineering Drawings	16.6	—	—	16.6
Total Accumulated Amortization	$443.0	$47.3	$11.4	$501.7
Intangible Assets, Net of Amortization	$567.2			$530.3

While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $47.3 million in fiscal 2020, $50.3 million in fiscal 2019 and $54.9 million in fiscal 2018. Amortization expense does not include any impairment recognized during the respective periods. The Company recognized $4.9 million of customer relationships intangible asset impairment related to the transfer of assets to held for sale during the first quarter of 2019.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2021	$43.6
2022	41.8
2023	41.7
2024	41.1
2025	39.0

(6) Segment Information
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
Power Transmission Solutions segment produces, sells and services belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts, conveying chains and components, hydraulic pump drives, large open gearing and specialty mechanical products serving markets including e-commerce, alternative energy, beverage, bulk handling, metals, special machinery, energy, aerospace and general industrial.
The effect of the change in accounting policy related to LIFO as discussed in Note 3 for fiscal 2020 and 2019 on a per quarter basis is as follows (in millions):

	Commercial Systems
	2019 Fiscal Quarter				2019	2020 Fiscal Quarter
	1st	2nd	3rd	4th	Total	1st	2nd	3rd
Gross Profit As Reported	$65.5	$65.2	$53.6	$48.6	$232.9	$50.7	$42.3	$61.4
Adjustment for Change in Accounting Principle	1.6	(1.2)	0.3	3.0	3.7	(0.4)	—	(0.7)
Gross Profit Adjusted for Change in Accounting Principle	$67.1	$64.0	$53.9	$51.6	$236.6	$50.4	$42.3	$60.7
Income from Operations as Adjusted for Change in Accounting Principle	$59.4	$19.6	$16.9	$10.9	$106.8	$12.1	$6.2	$24.6

	Industrial Systems
	2019 Fiscal Quarter				2019	2020 Fiscal Quarter
	1st	2nd	3rd	4th	Total	1st	2nd	3rd
Gross Profit As Reported	$23.9	$27.8	$23.7	$24.0	$99.3	$22.6	$24.9	$31.2
Adjustment for Change in Accounting Principle	(1.6)	1.2	(0.3)	(3.0)	(3.7)	0.4	—	0.7
Gross Profit Adjusted for Change in Accounting Principle	$22.3	$29.0	$23.4	$21.0	$95.6	$23.0	$24.8	$31.9
Income (Loss) from Operations as Adjusted for Change in Accounting Principle	$(5.9)	$(0.1)	$(2.6)	$(4.4)	$(13.0)	$(0.1)	$3.2	$7.3

The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.

The following sets forth certain financial information attributable to the Company's operating segments for fiscal 2020, fiscal 2019 and fiscal 2018, respectively (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
Fiscal 2020
External Sales	$820.2	$528.8	$846.8	$711.2	$—	$2,907.0
Intersegment Sales	62.5	27.7	18.8	2.5	(111.5)	—
Total Sales	882.7	556.5	865.6	713.7	(111.5)	2,907.0
Gross Profit	213.8	96.7	246.8	251.4	—	808.7
Operating Expenses	144.9	91.6	115.5	160.9	—	512.9
Goodwill Impairment	—	10.5	—	—	—	10.5
Gain on Sale of Businesses	(0.1)	—	—	—	—	(0.1)
Asset Impairments	2.8	0.2	1.3	1.0	—	5.3
Income (Loss) from Operations	66.2	(5.6)	130.0	89.5	—	280.1
Depreciation and Amortization	32.6	23.9	19.6	55.3	—	131.4
Capital Expenditures	15.3	8.1	12.1	12.0	—	47.5
Fiscal 2019
External Sales	$905.3	$575.4	$968.5	$788.8	$—	$3,238.0
Intersegment Sales	46.9	35.9	17.4	4.3	(104.5)	—
Total Sales	952.2	611.3	985.9	793.1	(104.5)	3,238.0
Gross Profit	236.6	95.6	269.8	258.7	—	860.7
Operating Expenses	162.4	107.6	110.6	163.7	—	544.3
Asset Impairments	6.7	0.9	1.3	1.1	—	10.0
(Gain) Loss on Sale of Businesses	(39.3)	0.1	(6.0)	0.5	—	(44.7)
Income (Loss) from Operations	106.8	(13.0)	163.9	93.4	—	351.1
Depreciation and Amortization	34.6	24.4	19.8	55.7	—	134.5
Capital Expenditures	29.9	21.0	23.3	18.2	—	92.4
Fiscal 2018
External Sales	$1,110.9	$671.1	$1,024.8	$838.8	$—	$3,645.6
Intersegment Sales	47.3	31.9	22.1	24.1	(125.4)	—
Total Sales	1,158.2	703.0	1,046.9	862.9	(125.4)	3,645.6
Gross Profit	287.0	136.4	262.7	278.5	—	964.6
Operating Expenses	184.8	111.6	128.9	174.1	—	599.4
Goodwill Impairment	—	—	9.5	—	—	9.5
Asset Impairments	—	—	8.7	—	—	8.7
Income from Operations	102.2	24.8	115.6	104.4	—	347.0
Depreciation and Amortization	40.3	26.7	21.0	54.4	—	142.4
Capital Expenditures	24.6	17.2	17.7	18.1	—	77.6

The following table presents identifiable assets information attributable to the Company's operating segments. The identifiable assets as of the December 28, 2019 have been retrospectively adjusted to reflect the change in accounting principle related to LIFO inventories as discussed in Note 3. The changes reflected in assets as of December 28, 2019 are an increase of $5.4 million for Commercial Systems and a decrease of $5.4 million for Industrial Systems. The table presents identifiable assets information as of January 2, 2021 and December 28, 2019 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of January 2, 2021	$1,319.6	$837.5	$890.4	$1,541.5	$4,589.0
Identifiable Assets as of December 28, 2019	1,203.9	797.4	878.3	1,551.1	4,430.7

The following sets forth net sales by country in which the Company operates for fiscal 2020, fiscal 2019 and fiscal 2018, respectively (in millions):

	Net Sales
	2020	2019	2018
United States	$1,885.1	$2,071.9	$2,402.9
Rest of the World	1,021.9	1,166.1	1,242.7
Total	$2,907.0	$3,238.0	$3,645.6

U.S. net sales for fiscal 2020, fiscal 2019 and fiscal 2018 represented 64.8%, 64.0% and 65.9% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.

The following sets forth long-lived assets (net property, plant and equipment) by country in which the Company operates for fiscal 2020 and fiscal 2019, respectively (in millions):

	Long-lived Assets
	2020	2019
United States	$200.5	$237.6
Mexico	141.2	149.0
China	85.7	84.9
Rest of the World	128.1	133.5
Total	$555.5	$605.0

No other individual foreign country represented a material portion of long-lived assets for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of January 2, 2021 and December 28, 2019 was as follows (in millions):

	January 2, 2021	December 28, 2019
Term Facility	$670.0	$720.0
Senior Notes	400.0	400.0
Multicurrency Revolving Facility	—	17.7
Other	4.6	4.5
Less: Debt Issuance Costs	(3.2)	(4.7)
Total	1,071.4	1,137.5
Less: Current Maturities	231.0	0.6
Non-Current Portion	$840.4	$1,136.9

Credit Agreement

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

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 2.0% and 3.6% for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. The Company repaid $50.0 million and $90.0 million under the Term Facility in fiscal 2020 and 2019, respectively.

As of January 2, 2021 the Company had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit and $499.8 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $150.4 million and $91.7 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 1.9% and 3.6% for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes

As of January 2, 2021, the Company had $400.0 million of unsecured senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of January 2, 2021, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively, on the Consolidated Balance Sheets.

Details on the Notes as of January 2, 2021 were (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
Total	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes contain covenants under which the Company agrees to maintain a minimum EBITDA-to-interest coverage ratio and maximum Debt-to-EBITDA ratio. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of January 2, 2021.

Other Notes Payable

As of January 2, 2021, other notes payable of $4.6 million were outstanding with a weighted average interest rate of 4.9%. As of December 28, 2019, other notes payable of $4.5 million were outstanding with a weighted average interest rate of 5.0%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $1,085.8 million and $1,162.1 million as of January 2, 2021 and December 28, 2019, respectively.

Maturities of long-term debt, excluding debt issuance costs, are as follows (in millions):

Year	Amount of Maturity
2021	$231.0
2022	18.0
2023	823.0
2024	0.6
2025	0.6
Thereafter	1.4
Total	$1,074.6

(8) Retirement and Post-Retirement Health Care Plans
Retirement Plans
The Company's domestic associates are participants in defined benefit pension plans and/or defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates. Most foreign associates are covered by government sponsored plans in the countries in which they are employed. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $7.6 million, $8.9 million and $10.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Company contributions to non-US defined contribution plans were $5.5 million, $10.6 million and $11.8 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2020	2019
Equity Investments	70.4%	6.2 - 7.8%	72.4%	70.0%
Fixed Income	24.8%	1.5 - 4.8%	26.8%	25.0%
Other	4.8%	5.6%	0.8%	5.0%
Total	100.0%	6.2%	100.0%	100.0%

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

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2020	2019
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$282.8	$265.1
Service Cost	2.0	6.2
Interest Cost	8.0	10.6
Actuarial Loss	21.2	34.9
Curtailment Gain (1)	—	(19.4)
Less: Benefits Paid	15.9	14.8
Foreign Currency Translation	0.3	0.2
Obligation at End of Period	$298.4	$282.8
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$203.4	$174.0
Actual Return on Plan Assets	33.7	33.1
Employer Contributions	8.5	10.8
Less: Benefits Paid	15.9	14.8
Foreign Currency Translation	0.5	0.3
Fair Value of Plan Assets at End of Period	$230.2	$203.4
Funded Status	$(68.2)	$(79.4)
(1) The curtailment gain is the result of a plan freeze announced to associates during the fourth quarter of fiscal 2019.
The net actuarial losses for fiscal 2020 are attributable to a decrease in discount rates and census experience resulting in a loss of $24.1 million offset by $2.9 million of gains to the mortality assumption update. The net actuarial losses for fiscal 2019 are attributable to a decrease in discount rates and census experience resulting in a loss of $37.0 million offset by $2.1 million of gains to the mortality assumption update.
The funded status as of January 2, 2021 included domestic plans of $(62.6) million and international plans of $(5.6) million. The funded status as of December 28, 2019 included domestic plans of $(71.2) million and international plans of $(8.2) million.
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

Pension assets by type and level are as follows (in millions):

	January 2, 2021
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1.3	$1.3	$—	$—
Mutual Funds:
US Equity Funds	1.6	1.6	—	—
International Equity Funds	3.5	3.5	—	—
Fixed Income Funds	3.0	3.0	—	—
Other	1.8	1.8	—	—
Real Estate Fund	10.0	—	—	10.0
	$21.2	$11.2	$—	$10.0
Investments Measured at Net Asset Value	209.0
Total	$230.2

	December 28, 2019
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5.1	$5.1	$—	$—
Common Stocks:
Domestic Equities	26.4	26.4	—	—
International Equities	19.2	19.2	—	—
Mutual Funds:
US Equity Funds	30.1	30.1	—	—
International Equity Funds	3.1	3.1	—	—
Balanced Funds	9.5	9.5	—	—
Fixed Income Funds	18.0	18.0	—	—
Other	1.7	1.7	—	—
Limited Liability Company	8.3	—	8.3	—
Real Estate Fund	9.9	—	—	9.9
	$131.3	$113.1	$8.3	$9.9
Investments Measured at Net Asset Value	72.1
Total	$203.4

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of January 2, 2021 and December 28, 2019 (in millions):

	2020	2019
Common Collective Trust Funds	$209.0	$72.1

The 2020 common collective trust funds are investments in the Mercer US Small/Midcap Equity Portfolio, the Mercer US Core Fixed Income Portfolio, the Mercer Non-US Core Equity Portfolio, the Mercer Global Low Volatility Equity Portfolio, the Mercer US Large Cap Passive Equity Portfolio, the Mercer Long Duration Passive Fixed Income Portfolio, the Mercer Emerging Markets Equity Portfolio, the Mercer Active Long Corporate Fixed Income Portfolio, and the Mercer Opportunistic Fixed Income Portfolio. The Mercer US Small/Midcap Equity Portfolio seeks to provide long term total returns comprised primarily of capital appreciation by investing in equity securities issued by small to medium capitalization US companies. The Mercer US Core Fixed Income Portfolio seeks to provide total return, consisting of both current income and capital appreciation, by investing in fixed income securities. The Mercer Non-US Core Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of non-US companies. The Mercer Global Low Volatility Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of US and foreign issuers. The Mercer US Large Cap Passive Equity Portfolio seeks to approximate, as closely as possible, the performance of the S&P 500 Index over the long term by investing in the equity securities comprising the index in approximately the same proportions as they are represented in the index. The Mercer Long Duration Passive Fixed Income Portfolio seeks to approximate as closely as practicable, before expenses, the performance of the Bloomberg Barclays Capital US Long Government Bond Index over the long term by investing in securities that comprise the index in the same proportions as they are represented in the index. The Mercer Emerging Markets Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing equity securities of companies that are located in emerging markets, other investments that are tied economically to emerging markets, as well as in American, European and Global Depository Receipts. The Mercer Active Long Corporate Fixed Income Portfolio seeks to maximize long term total return by investing on high quality US corporate bonds. The Mercer Opportunistic Fixed Income Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in high yield bonds and emerging markets debt. The 2020 common collective trust funds are available for immediate redemption.
The 2019 common collective trust funds were investments in the Northern Trust Collective S&P 500 Index Fund, the Northern Trust Collective Aggregate Bond Index Fund and the American Century Non-US Growth Fund. The Northern Trust Collective S&P 500 Index Fund seeks to provide investment results that approximate the overall performance of the common stocks in that index. The Northern Trust Collective Aggregate Bond Index Fund seeks to provide investment results that approximate the overall performance of the Barclays Capital US Aggregate Index by investing primarily, but not exclusively, in securities that comprise that index. The American Century Non-US Growth Fund is broadly invested in a diversified portfolio of non-US stocks. The 2019 common collective trust funds were available for immediate redemption.
The Level 3 asset noted below represents an investment in a real estate fund. Estimated values provided by fund management approximate the cost of the investments. In determining the reasonableness of the methodology used to value the Level 3 investments, the Company evaluates a variety of factors including reviews of economic conditions, industry and market developments, and overall credit ratings. The real estate fund can be redeemed on a quarterly basis and paid within two weeks of the request for redemption.
The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of January 2, 2021 and December 28, 2019 (in millions):

	2020	2019
Beginning Balance	$9.9	$10.3
Net Purchases (Sales)	—	(1.6)
Net Gains	0.1	1.2
Ending Balance	$10.0	$9.9
The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of January 2, 2021 (in millions):

Fair Value	Significant Unobservable Inputs
	Inputs	Range	Weighted Average
$10.0	Exit Capitalization Rate	4.5% to 7.0%	5.1%
	Discount Rate	5.8% to 8.5%	6.3%

The following table sets forth a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 real estate fund as of December 28, 2019 (in millions):

Fair Value	Significant Unobservable Inputs
$9.9	Exit Capitalization Rate	5.0% to 7.0%
	Discount Rate	6.5% to 8.0%
Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows (in millions):

	2020	2019
Accrued Compensation and Benefits	$4.1	$4.0
Pension and Other Post Retirement Benefits	64.1	75.4
Total	$68.2	$79.4

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$43.7	$45.2
Prior Service Cost	0.9	1.1
Total	$44.6	$46.3

The accumulated benefit obligation for all defined benefit pension plans was $292.8 million and $276.3 million as of January 2, 2021 and December 28, 2019, respectively.

The accumulated benefit obligation exceeded plan assets for all pension plans as of January 2, 2021 and December 28, 2019.

The following weighted average assumptions were used to determine the projected benefit obligation as of January 2, 2021 and December 28, 2019, respectively:

	2020	2019
Discount Rate	2.6%	3.3%

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

Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the fiscal years ended January 2, 2021 and December 28, 2019.

Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in OCI for the defined benefit pension plans were as follows (in millions):

	2020	2019	2018
Service Cost	$2.0	$6.2	$7.3
Interest Cost	8.0	10.6	9.3
Expected Return on Plan Assets	(13.3)	(12.5)	(11.9)
Amortization of Net Actuarial Loss	1.9	2.2	3.5
Amortization of Prior Service Cost	0.3	0.3	0.2
Net Periodic Benefit Cost	$(1.1)	$6.8	$8.4

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.2	$0.2	$0.2
Net Actuarial Loss	1.5	1.7	2.7
Total Recognized in OCI	$1.7	$1.9	$2.9

As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of associates expected to receive benefits under the plans.

The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2020, 2019 and 2018, respectively.

	2020	2019	2018
Discount Rate	3.3%	4.4%	3.8%
Expected Long-Term Rate of Return on Assets	7.0%	7.0%	6.9%

The Company made contributions to its defined benefit plan of $8.5 million and $10.8 million for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

The Company estimates that in fiscal 2021 it will make contributions in the amount of $5.3 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2021	$17.3
2022	16.0
2023	16.4
2024	16.6
2025	17.0
2026-2029	81.5

Post-Retirement Health Care Plan

In connection with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. in 2015, the Company established an unfunded post-retirement health care plan for certain domestic retirees and their dependents.

The following table presents a reconciliation of the accumulated benefit obligation of the post-retirement health care plan (in millions):

Change in Accumulated Post Retirement Benefit Obligation	2020	2019
Obligation at Beginning of Period	$5.9	$9.2
Interest Cost	0.2	0.3
Actuarial (Gain) Loss	0.1	(0.7)
Amendments	—	(1.9)
Curtailment Gain	—	(0.5)
Participant Contributions	0.2	0.2
Less: Benefits Paid	0.5	0.7
Obligation at End of Period	$5.9	$5.9

The Company recognized the funded status of its post-retirement health care plan on the balance sheet as follows (in millions):

	2020	2019
Accrued Compensation and Benefits	$0.5	$0.5
Pension and Other Post Retirement Benefits	5.4	5.4
Total	$5.9	$5.9
Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$(3.2)	$(4.1)
Prior Service Cost	(0.9)	(1.7)
Total	$(4.1)	$(5.8)

The following assumptions were used to determine the accumulated post-retirement benefit obligation as of January 2, 2021 and December 28, 2019, respectively.

	2020	2019
Discount Rate	2.5%	3.2%

Net periodic post retirement health care benefit costs for the post-retirement health care plan were as follows (in millions):

	2020	2019	2018
Service Cost	$—	$—	$0.1
Interest Cost	0.2	0.3	0.4
Amortization of Net Actuarial Gain	(0.6)	(0.4)	—
Amortization of Prior Service Cost	(0.9)	(0.1)	—
Curtailment Gain	—	(0.5)	—
Net Periodic Post Retirement Health Care Benefit Cost	$(1.3)	$(0.7)	$0.5

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Gain	$(0.7)	$(0.1)	$—
Net Actuarial Gain	(0.5)	(0.3)	—
Total Recognized in OCI	$(1.2)	$(0.4)	$—

The following assumptions were used to determine net periodic post-retirement health care benefit cost for fiscal years 2020, 2019 and 2018, respectively.

	2020	2019	2018
Discount Rate	3.2%	4.2%	3.5%

The health care cost trend rate for fiscal 2020, 2019 and 2018, respectively, is 5.8%, 6.8% and 7.6% for pre-65 participants and 5.6%, 5.1% and 5.3% for post-65 participants, decreasing to 4.5% for all years in fiscal 2031, the year that the health care cost trend rate reaches the assumed ultimate rate.

The Company contributed $0.3 million and $0.4 million to the post-retirement health care plan in fiscal 2020 and fiscal 2019, respectively. The Company estimates that in fiscal 2021 it will make contributions of $0.5 million to the post retirement health care plan.

The following post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2021	$0.5
2022	0.4
2023	0.4
2024	0.4
2025	0.4
2026-2029	1.6

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

Short-term and variable lease expense was immaterial. The components of lease expense were as follows (in millions):

	January 2, 2021	December 28, 2019
Operating Lease Cost	$30.9	$31.1
Finance Lease Cost:
Amortization of ROU Assets	0.3	0.3
Interest on Lease Liabilities	0.2	0.2
Total Lease Expense	$31.4	$31.6

Maturity of lease liabilities as of January 2, 2021 were as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$26.7	$0.5	$27.2
2022	19.6	0.5	20.1
2023	13.3	0.6	13.9
2024	9.0	0.6	9.6
2025	7.0	0.6	7.6
Thereafter	18.4	1.3	19.7
Total Lease Payments	$94.0	$4.1	$98.1
Less: Interest	(17.3)	(0.8)	(18.1)
Present Value of Lease Liabilities	$76.7	$3.3	$80

Other information related to leases was as follows (in millions):

Supplemental Cash Flows Information	January 2, 2021	December 28, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$29.7	$30.6
Operating Cash Flows from Finance Leases	0.3	0.3
Financing Cash Flows from Finance Leases	0.2	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	24.3	13.6
Weighted Average Remaining Lease Term
Operating Leases	5.2 years	4.7 years
Finance Leases	7.3 years	8.3 years
Weighted Average Discount Rate
Operating Leases	8.2%	8.8%
Finance Leases	5.9%	5.9%
As of January 2, 2021, the Company has additional operating leases with future lease payments of $1.7 million that have not yet commenced. These operating leases will commence during fiscal year 2021 with lease terms of one to 5 years. The Company had no finance leases that had not yet commenced nor entered into as of January 2, 2021.

(10) Shareholders' Equity
Common Stock

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing $3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to repurchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. In fiscal 2020, the Company acquired and retired 315,072 shares of its common stock at an average cost of $79.38 per share for a total cost of $25.0 million under the October 25, 2019 repurchase authorization. In fiscal 2019, the Company acquired and retired under the July 2018 repurchase authorization 2,013,782 shares of its common stock at an average cost of $74.52 per share for a total cost of $150.1 million. Also in fiscal 2019, the Company acquired and retired 180,763 shares of its common stock at an average cost of $83.01 per share for a total cost of $15.0 million under the October 25, 2019 repurchase authorization.

The Company announced it had suspended the share repurchase program starting in the first quarter of 2020. The Company has re-instated the share purchase program starting in the fourth quarter of 2020. The existing share repurchase program remains authorized by the Company's Board of Directors. There is approximately $210.0 million in common stock available for repurchase under the October 25, 2019 repurchase authorization as of January 2, 2021.

Share-Based Compensation

The Company recognized approximately $9.2 million, $13.0 million and $16.9 million in share-based compensation expense in fiscal years 2020, 2019 and 2018, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $2.2 million, $3.1 million and $4.1 million in fiscal years 2020, 2019 and 2018, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $7.7 million, $23.0 million and $12.8 million in fiscal years 2020, 2019 and 2018, respectively. On October 10, 2018, the Company entered into a retirement agreement with the prior CEO resulting in the modification of the prior CEO's unvested awards. The Company expensed the modified awards over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company recognized compensation cost. On December 27, 2019, the Company entered into a retirement agreement with the COO resulting in the modification of certain of the COO's unvested awards. The Company recognized the modified award values over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company recognized the unrecognized compensation cost.

Total unrecognized compensation cost related to share-based compensation awards was approximately $17.9 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years as of January 2, 2021.

During 2018, the Company's shareholders approved the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan authorizes the issuance of 2.1 million shares of common stock, plus the number of shares reserved under the prior 2013 Equity Incentive Plan that are not the subject of outstanding awards for equity-based awards and terminates any further grants under prior equity plans. Approximately 3.4 million shares were available for future grant or payment under the 2018 Plans as of January 2, 2021.

Stock Appreciation Rights

The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, expired and canceled shares were immaterial.

The table below presents SARs share-based compensation activity for the fiscal years ended 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$6.7	$11.7	$5.2
Cash Received from Stock Option Exercises	0.2	0.1	—
Total Fair Value of Share-Based Incentive Awards Vested	2.1	5.4	3.9

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for SARs were as follows:

	2020	2019	2018
Per Share Weighted Average Fair Value of Grants	$21.23	$20.84	$22.73
Risk-Free Interest Rate	1.5%	2.4%	2.9%
Expected Life (Years)	7.0	7.0	7.0
Expected Volatility	25.2%	25.0%	27.8%
Expected Dividend Yield	1.4%	1.5%	1.4%

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

Following is a summary of share-based incentive plan activity (options and SARs) for fiscal 2020:

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2019	817,790	$73.34
Granted	181,177	88.25
Exercised	(322,820)	69.86
Forfeited	(95,330)	77.26
Expired	(3,308)	67.38
Outstanding as of January 2, 2021	577,509	$79.35	7.0	$25.1
Exercisable as of January 2, 2021	180,146	$71.22	4.2	$9.3

Compensation expense recognized related to SARs was $2.8 million, $2.7 million and $4.7 million for fiscal years 2020, 2019 and 2018, respectively.

As of January 2, 2021, there was $5.6 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.5 years.

The amount of SARs expected to vest is materially consistent with those outstanding and not yet exercisable.

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

Following is the summary of RSAs activity for fiscal 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of December 28, 2019	15,571	$80.41	0.4
Granted	16,280	70.05
Vested	(15,571)	80.41
Unvested RSAs as of January 2, 2021	16,280	$70.05	0.3

The weighted average grant date fair value of awards granted was $70.05, $80.41 and $74.68 in fiscal years 2020, 2019 and 2018, respectively.

RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $1.2 million for fiscal 2020, 2019 and 2018, respectively.

As of January 2, 2021, there was $0.4 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.3 years.

Following is the summary of RSUs activity for fiscal 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of December 28, 2019	175,025	$78.19	1.9
Granted	69,331	86.70
Vested	(50,565)	80.20
Forfeited	(29,393)	78.23
Unvested RSUs as of January 2, 2021	164,398	$81.16	1.7

The weighted average grant date fair value of awards granted was $86.70, $78.98 and $74.51 in fiscal years 2020, 2019 and 2018, respectively.

RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $3.8 million, $6.2 million and $7.8 million for fiscal 2020, 2019 and 2018, respectively.

As of January 2, 2021, there was $7.2 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.

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

The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
Risk-free interest rate	1.4%	2.3%	2.7%
Expected life (years)	3.0	3.0	3.0
Expected volatility	24.0%	25.0%	25.0%
Expected dividend yield	1.4%	1.5%	1.4%

Following is the summary of PSUs activity for fiscal 2020:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of December 28, 2019	90,565	$86.35	1.9
Granted	36,556	117.63
Vested	(7,545)	95.33
Forfeited	(32,054)	86.54
Unvested PSUs as of January 2, 2021	87,522	$97.59	1.8

The weighted average grant date fair value of awards granted was $117.63, $85.54 and $83.80 in fiscal years 2020, 2019 and 2018, respectively.

Compensation expense for awards granted are recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.4 million, $2.9 million and $3.2 million for fiscal 2020, 2019 and 2018, respectively. Total unrecognized compensation expense for all PSUs granted as of January 2, 2021 was $4.7 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

(11) Income Taxes
Income before taxes consisted of the following (in millions):

	2020	2019	2018
United States	$80.2	$126.7	$121.5
Foreign	170.4	177.1	170.7
Total	$250.6	$303.8	$292.2
The provision for income taxes is summarized as follows (in millions):

	2020	2019	2018
Current
Federal	$7.1	$1.8	$4.5
State	2.7	1.1	0.8
Foreign	63.5	35.9	37.9
	$73.3	$38.8	$43.2
Deferred
Federal	$(2.0)	$20.4	$16.6
State	(0.3)	2.6	2.1
Foreign	(14.2)	(0.6)	(5.5)
	(16.5)	22.4	13.2
Total	$56.8	$61.2	$56.4

A reconciliation of the statutory federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2020	2019	2018
Federal Statutory Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Benefit	0.8%	1.3%	1.1%
Foreign Rate Differential - China	1.2%	0.9%	0.9%
Foreign Rate Differential - All Other	(0.4)%	(2.8)%	(1.4)%
Research and Development Credit	(3.0)%	(2.5)%	(2.5)%
Valuation Allowance	(0.1)%	0.8%	(0.3)%
Tax Cuts and Jobs Act of 2017	—%	—%	(1.3)%
Tax on Repatriation	1.2%	3.4%	1.3%
Adjustments to Tax Accruals and Reserves	0.1%	0.3%	—%
Tax Impact of Divestitures	—%	(1.7)%	—%
Other	1.9%	(0.6)%	0.5%
Effective Tax Rate	22.7%	20.1%	19.3%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $(128.1) million as of January 2, 2021, classified on the consolidated Balance Sheet as a net non-current deferred tax asset of $43.9 million and a net non-current deferred income tax liability of $(172.0) million. As of December 28, 2019, the Company's net deferred tax liability was $(113.5) million classified on the consolidated Balance Sheet as a net non-current deferred income tax asset of $58.4 million and a net non-current deferred income tax liability of $(171.9) million.

The components of this net deferred tax liability are as follows (in millions):

	January 2, 2021	December 28, 2019
Accrued Benefits	$36.8	$54.3
Bad Debt Allowances	4.9	2.0
Warranty Accruals	3.4	2.5
Inventory	10.4	7.3
Accrued Liabilities	(8.8)	(2.6)
Derivative Instruments	(7.5)	1.4
Tax Loss Carryforward	9.2	35.4
Valuation Allowance	(7.4)	(12.9)
Operating Lease Liability	18.8	17.2
Other	34.6	18.0
Deferred Tax Assets	94.4	122.6
Property Related	(33.7)	(36.1)
Intangible Items	(170.9)	(182.8)
Operating Lease Asset	(17.9)	(17.2)
Deferred Tax Liabilities	(222.5)	(236.1)
Net Deferred Tax Liability	$(128.1)	$(113.5)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized Tax Benefits, December 30, 2017	$6.7
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.3
Settlements with Taxing Authorities	(0.1)
Lapse of Statute of Limitations	(0.4)
Unrecognized Tax Benefits, December 29, 2018	$6.5
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.7
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, December 28, 2019	$6.9
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.2
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, January 2, 2021	$6.8

Unrecognized tax benefits as of January 2, 2021 amount to $6.8 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal years 2020, 2019 and 2018, the Company recognized approximately $0.4 million, $0.5 million and $0.2 million in net interest (income) expense, respectively. The Company had approximately $2.7 million, $2.3 million and $1.9 million of accrued interest as of January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

Due to statute expirations, approximately $1.3 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

With few exceptions, the Company is no longer subject to US federal and state/local income tax examinations by tax authorities for years prior to 2014, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2012.

As of January 2, 2021, the Company had approximately $9.2 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. As of December 28, 2019, the Company had approximately $35.4 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.

Valuation allowances totaling $7.4 million and $12.9 million as of January 2, 2021 and December 28, 2019, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted tax holidays for some of its Chinese subsidiaries. The majority of these tax holidays expired at the end of 2020. All tax holidays will be renewed subject to certain conditions with which the Company expects to comply. In 2020, these holidays decreased the Provision for Income Taxes by $4.1 million.

The Company continues to treat approximately $149.6 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $15.2 million on those earnings.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2020 and fiscal 2019 (in millions):

	January 2, 2021	December 28, 2019
Beginning Balance	$15.1	$14.8
Less: Payments	16.7	14.5
Provisions	16.9	15.2
Held for Sale	—	(0.4)
Translation Adjustments	0.2	—
Ending Balance	$15.5	$15.1

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of January 2, 2021 or December 28, 2019.

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

As of January 2, 2021 and December 28, 2019, the Company had $3.7 million and $1.3 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had the following commodity forward contracts outstanding (with maturities extending through March 2022) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

	January 2, 2021	December 28, 2019

Copper	$47.0	$49.3
Aluminum	3.6	3.4

The Company had the following currency forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted foreign currency cash flows (in millions):

	January 2, 2021	December 28, 2019

Mexican Peso	$174.6	$160.2
Chinese Renminbi	188.5	104.6
Indian Rupee	37.8	36.7
Euro	231.7	127.0
Canadian Dollar	2.0	9.4
Australian Dollar	21.2	11.4
Thai Baht	15.3	5.7
Swedish Krona	—	2.4
British Pound	11.7	15.4

As of January 2, 2021, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021.

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps become effective July 2021 and will expire in July 2025.

Fair values of derivative instruments as of January 2, 2021 and December 28, 2019 were (in millions):

	January 2, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$0.7	$1.4
Currency Contracts	16.4	1.6	1.0	0.1
Commodity Contracts	11.3	0.1	—	—
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	—	—
Commodity Contracts	0.1	—	—	—
Total Derivatives	$28.0	$1.7	$1.7	$1.5

	December 28, 2019
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.0
Currency Contracts	8.8	10.3	3.0	0.2
Commodity Contracts	2.6	0.1	0.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.1	—	0.1	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$11.5	$10.4	$3.4	$1.2

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years 2020, 2019 and 2018 were (in millions):

	Fiscal 2020
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income	$14.8	$(3.2)	$(0.2)	$11.4
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	1.2	(2.9)	—	(1.7)
Loss Recognized in Operating Expense	—	(8.3)	—	(8.3)
Gain Recognized in Interest Expense	—	—	0.9	0.9

	Fiscal 2019
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Loss	$1.5	$16.5	$1.3	$19.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	(7.7)	4.2	—	(3.5)
Gain Recognized in Operating Expense	—	2.5	—	2.5
Gain Recognized in Interest Expense	—	—	2.4	2.4

	Fiscal 2018
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Loss	$(17.9)	$11.0	$1.7	$(5.2)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2
Gain Recognized in Cost of Sales	5.0	2.9	—	7.9
Gain Recognized in Operating Expense	—	6.1	—	6.1
Gain Recognized in Interest Expense	—	—	1.6	1.6

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income for fiscal years 2020, 2019 and 2018 were (in millions):

	Fiscal 2020
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Loss Recognized in Operating Expenses	—	(8.6)	(8.6)

	Fiscal 2019
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Loss Recognized in Operating Expenses	—	(1.1)	(1.1)

	Fiscal 2018
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(0.5)	$—	$(0.5)
Loss Recognized in Operating Expenses	—	(6.8)	(6.8)

The net AOCI balance related to hedging activities of a $23.5 million gain as of January 2, 2021 includes $20.2 million of net deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended January 2, 2021 and December 28, 2019.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	January 2, 2021
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$16.6	$(1.0)	$15.6
Derivative Commodity Contracts	11.4	—	11.4
Other Noncurrent Assets:
Derivative Currency Contracts	1.6	—	1.6
Derivative Commodity Contracts	0.1	—	0.1
Other Accrued Expenses:
Derivative Currency Contracts	1.0	(1.0)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	0.1

	December 28, 2019
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$(2.5)	$6.4
Derivative Commodity Contracts	2.6	(0.3)	2.3
Other Noncurrent Assets:
Derivative Currency Contracts	10.3	(0.1)	10.2
Derivative Commodity Contracts	0.1	—	0.1
Other Accrued Expenses:
Derivative Currency Contracts	3.1	(2.5)	0.6
Derivative Commodity Contracts	0.3	(0.3)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.2	(0.1)	0.1

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
The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 2, 2021 and December 28, 2019, respectively (in millions):

	January 2, 2021	December 28, 2019
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$16.6	$8.9	Level 2
Derivative Commodity Contracts	11.4	2.6	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.5	6.1	Level 1
Derivative Currency Contracts	1.6	10.3	Level 2
Derivative Commodity Contracts	0.1	0.1	Level 2
Liabilities:
Other Accrued Expenses:
Interest Rate Swap	0.7	—	Level 2
Derivative Currency Contracts	1.0	3.1	Level 2
Derivative Commodity Contracts	—	0.3	Level 2
Other Noncurrent Liabilities:
Interest Rate Swap	1.4	1.0	Level 2
Derivative Currency Contracts	0.1	0.2	Level 2

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
The Company did not change its valuation techniques during fiscal 2020.

(15) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2020, 2019 and 2018. Restructuring costs include associate termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for associate termination expenses are generally required to be accrued over the associate's remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for fiscal 2020 and fiscal 2019 (in millions):

	January 2, 2021	December 28, 2019
Beginning Balance	$0.9	$0.2
Provision	26.6	21.6
Less: Payments	25.5	20.9
Ending Balance	$2.0	$0.9

The following is a reconciliation of expenses by type for the restructuring projects in fiscal years 2020, 2019 and 2018 (in millions):

	2020			2019			2018
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Associate Termination Expenses	$6.2	$5.6	$11.8	$5.7	$6.5	$12.2	$—	$0.3	$0.3
Facility Related Costs	11.7	3.1	14.8	5.0	4.4	9.4	2.3	3.4	5.7
Other Expenses	0.3	(0.3)	—	—	—	—	0.8	0.8	1.6
Total Restructuring Costs	$18.2	$8.4	$26.6	$10.7	$10.9	$21.6	$3.1	$4.5	$7.6
Restructuring-Related Costs:
Other Employment Benefit Expenses	$—	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Total Restructuring-Related Costs	$—	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Total Restructuring and Restructuring-Related Costs	$18.2	$8.4	$26.6	$10.7	$10.9	$21.6	$3.2	$4.5	$7.7

The following table shows the allocation of Restructuring Expenses by segment for fiscal years 2020, 2019 and 2018 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Restructuring Expenses - 2020	$26.6	$6.3	$8.7	$3.7	$7.9
Restructuring Expenses - 2019	$21.6	$9.5	$7.2	$2.2	$2.7
Restructuring Expenses - 2018	$7.7	$2.9	$2.7	$1.8	$0.3

The Company's current restructuring activities are expected to continue into fiscal 2021. The Company expects to record aggregate future charges of approximately $1.6 million related to announced projects as of year-end fiscal 2020, which includes $0.9 million of associate termination expenses and $0.7 million of facility related and other costs.

(16) Subsequent Events

The Company has evaluated subsequent events since January 2, 2021, the date of these financial statements.

On February 16, 2021, the Company entered into definitive agreements with Rexnord, Land Newco, Inc., a wholly owned indirect subsidiary of Rexnord (“Land”), and Phoenix 2021, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with respect to a Reverse Morris Trust transaction pursuant to which, immediately after Rexnord undergoes an internal reorganization and spin-off of its PMC Business to Land, Merger Sub will merge with and into Land and all shares of Land common stock (other than those held by Rexnord, Land, the Company, Merger Sub or their respective subsidiaries) will be converted into the right to receive shares of the common stock, $0.01 par value per share, of the Company, as calculated and subject to adjustment as set forth in the merger agreement for the Rexnord Transaction. When the merger is completed, Land (which at that time will hold the PMC business) will be a wholly owned subsidiary of the Company.

Closing of the Rexnord Transaction is subject to various closing conditions, including the receipt of the approval of the shareholders of Rexnord and the Company, the receipt of regulatory approvals and other customary closing conditions.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended January 2, 2021. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2021 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors,” "Other Matters-Delinquent Section 16(a) Reports" and “Stock Ownership” in the 2021 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2021 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the sections titled “Stock Ownership” in the 2021 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 2, 2021.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	577,509	$79.35	3,428,715
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	577,509		3,428,715
(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan and 2018 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2021 Proxy Statement is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2021” in the 2021 Proxy Statement is incorporated by reference herein.

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
2.1
Agreement and Plan of Merger, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc., Regal Beloit Corporation and Phoenix 2021, Inc. [Incorporated by reference to Exhibit 2.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

3.1	Amended and Restated Articles of Incorporation of Regal Beloit Corporation. [Incorporated by reference to Exhibit 3 to Regal Beloit Corporation's Current Report on Form 8-K filed on May 1, 2015]
3.2	Amended and Restated Bylaws of Regal Beloit Corporation, as amended through February 14, 2021. **
4.1	Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of Regal Beloit Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Note Purchase Agreement, dated as of July 14, 2011, by and among Regal-Beloit Corporation and Purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.3
Subsidiary Guaranty Agreement, dated as of July 14, 2011, from certain subsidiaries of Regal-Beloit Corporation [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on July 20, 2011]

4.4
First Amendment, dated as of August 16, 2011, to Note Purchase Agreement dated as of July 14, 2011, by and among Regal-Beloit Corporation, certain subsidiaries of Regal-Beloit Corporation and the Purchasers listed on the signature pages thereto. [Incorporated by reference to Exhibit 4.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on August 22, 2011]

4.5
Amended and Restated Credit Agreement, dated as of August 27, 2018, by and among Regal Beloit Corporation, various subsidiaries of Regal Beloit Corporation from time to time a party thereto, the financial institutions from time to time a party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on August 28, 2018]

4.6
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. [Incorporated by reference to Exhibit 4.6 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.1*
Form of Executive Employment Agreement, dated as of March 12, 2019, between Regal Beloit Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.2*
Form of Key Executive Employment and Severance Agreement, effective as of April 1, 2019, between Regal Beloit Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.3*
Form of Retirement Agreement, dated as of December 27, 2019, between Regal Beloit Corporation and Jonathan J. Schlemmer. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.4*
Form of Retirement Agreement, dated as of October 10, 2018, between Regal Beloit Corporation and Mark J. Gliebe. [Incorporated by reference to Exhibit 10.25 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on February 26, 2019]

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and each of Jonathan J. Schlemmer and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.6*	Regal Beloit Corporation Supplemental Defined Contribution Retirement Plan. [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.7*
Regal Beloit Corporation Supplemental Employee Retirement Plan For Salary Level 27 & 30 Employees. [Incorporated by reference to Exhibit 10.7 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.8*
Regal Beloit Corporation 2007 Equity Incentive Plan [Incorporated by reference to Appendix B to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2007 annual meeting of shareholders held April 20, 2007]

10.9*
Form of Stock Option Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.10*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.11*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.12*
Form of Stock Appreciation Right Award Agreement under the Regal Beloit Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.13*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation's Current Report on Form 8-K dated November 2, 2010]

10.14*	Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.14 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]
10.15*
Regal Beloit Corporation 2016 Incentive Compensation Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation's definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders held April 25, 2016]

10.16*
Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A for the Regal Beloit Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.17*
Form of Stock Appreciation Rights Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.18*
Form of Restricted Stock Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.19*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.20*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.21*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Beloit Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.22*
Key Executive Employment and Severance Agreement, dated as of October 26, 2016, between Regal Beloit Corporation and Thomas E. Valentyn [Incorporated by reference to Exhibit 10.23 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.23*
Form of Key Executive Employment and Severance Agreement between Regal Beloit Corporation and Robert J. Rehard. [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on April 5, 2018]

10.24*
Form of Key Executive Employment and Severance Agreement, dated as of January 19, 2019, between Regal Beloit Corporation and Timothy J. Oswald. [Incorporated by reference to Exhibit 10.24 to Regal Beloit Corporation’s Annual Report on Form 10-K filed on February 26, 2019]

10.25*
Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Beloit Corporation’s definitive proxy statement on Schedule 14A filed on March 21, 2018 for the 2018 annual meeting of shareholders held April 30, 2018]

10.26*
Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.26 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.27*
Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.27 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.28*
Form of Restricted Stock Unit Award Agreement (Cash Settled) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.28 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.29*
Form of Restricted Stock Award Agreement under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.29 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.30*
Form of Performance Share Unit Award Agreement (Return on Invested Capital) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.30 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.31*
Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Beloit Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.31 to Regal Beloit Corporation's Annual Report on Form 10-K on February 26, 2020]

10.32
Separation and Distribution Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation [Incorporated by reference to Exhibit 10.1 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.33
Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation [Incorporated by reference to Exhibit 10.2 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.34
Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation [Incorporated by reference to Exhibit 10.3 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.35
Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation [Incorporated by reference to Exhibit 10.4 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.36
Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation [Incorporated by reference to Exhibit 10.5 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.37
Bridge Facility Commitment Letter, dated as of February 15, 2021, by and between Regal Beloit Corporation and Barclays Bank PLC [Incorporated by reference to Exhibit 10.6 to Regal Beloit Corporation’s Current Report on Form 8-K filed on February 19, 2021]

18.1	Preferability Letter for Change in Accounting Principle **
21.1	Significant Subsidiaries of Regal Beloit Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
________________________
* A management contract or compensatory plan or arrangement.
** Furnished herewith.
(b)    Exhibits- see (a)3., above.
(c) See (a)2., above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2021.

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
Jason R. Longley
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOUIS V. PINKHAM	Director and Chief Executive Officer	March 2, 2021
Louis V. Pinkham	(Principal Executive Officer)

/s/ JAN A. BERTSCH	Director	March 2, 2021
Jan A. Bertsch

/s/ STEPHEN M. BURT	Director	March 2, 2021
Stephen M. Burt

/s/ ANESA T. CHAIBI	Director	March 2, 2021
Anesa T. Chaibi

/s/ CHRISTOPHER L. DOERR	Director	March 2, 2021
Christopher L. Doerr

/s/ DEAN A. FOATE	Director	March 2, 2021
Dean A. Foate

/s/ MICHAEL F. HILTON	Director	March 2, 2021
Michael F. Hilton

/s/ RAKESH SACHDEV	Director, Chairman	March 2, 2021
Rakesh Sachdev

/s/ CURTIS W. STOELTING	Director	March 2, 2021
Curtis W. Stoelting

REGAL BELOIT CORPORATION
Index to Financial Statements
And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL BELOIT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Receivables:
Fiscal 2020	$9.7	$5.8	$(2.0)	$4.8	$18.3
Fiscal 2019	13.3	4.0	(7.5)	(0.1)	9.7
Fiscal 2018	11.3	6.9	(2.1)	(2.8)	13.3

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustments consist of balances moved to held for sale, translation and adoption of ASC 2016-13 Financial Instruments for Credit Losses.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable