Form 10-Q
period 2021-04-03
REGAL BELOIT CORP
filed 2021-05-12
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 3, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On April 30, 2021 the registrant had outstanding 40,629,915 shares of common stock, $0.01 par value per share.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. This report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the Company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements may also include statements relating to the proposed acquisition of Rexnord Corporation's (“Rexnord”) Process & Motion Control business (the “PMC Business”) (the “Rexnord Transaction”), the benefits and synergies of the Rexnord Transaction, future opportunities for the Company, the PMC Business and the combined company, and any other statements regarding the Rexnord Transaction or the combined company. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

Operations and Strategy
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
Global Footprint
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

Legal and Regulatory Environment
•unanticipated costs or expenses we may incur related to litigation, including product warranty issues;
•infringement of our intellectual property by third parties, challenges to our intellectual property and claims of infringement by us of third party technologies;
•losses from failures, breaches, attacks or disclosures involving our information technology infrastructure and data;
Mergers, Acquisitions and Divestitures
•the possibility that the conditions will not be satisfied or the approvals will not be obtained required to complete the Rexnord Transaction, including shareholder or regulatory approvals, and the possibility that the IRS ruling sought in connection with the Rexnord Transaction will not be received on the terms requested, or at all;
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
•costs and indemnification obligations related to the Rexnord Transaction;
•unanticipated liabilities of acquired businesses, including the PMC Business;
•operating restrictions related to the Rexnord Transaction;
•unanticipated adverse effects or liabilities from business exits or divestitures;
General
•changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate;
•cyclical downturns affecting the global market for capital goods;
•and other risks and uncertainties including, but not limited, to those described in "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 2, 2021 and from time to time in other filed reports.
Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to update any forward-looking information contained in this report or with respect to the announcements described herein to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is included in "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 2, 2021 and from time to time in other filed reports.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Sales	$814.1	$734.2
Cost of Sales	568.7	530.9
Gross Profit	245.4	203.3
Operating Expenses	148.3	131.9
Gain on Divestiture of Businesses	—	(0.1)
Asset Impairments	—	1.5
Total Operating Expenses	148.3	133.3
Income from Operations	97.1	70.0
Other Income, Net	(1.2)	(1.1)
Interest Expense	12.6	11.6
Interest Income	(1.5)	(1.1)
Income before Taxes	87.2	60.6
Provision for Income Taxes	20.2	13.9
Net Income	67.0	46.7
Less: Net Income Attributable to Noncontrolling Interests	1.4	0.9
Net Income Attributable to Regal Beloit Corporation	$65.6	$45.8
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.62	$1.13
Assuming Dilution	$1.60	$1.12
Weighted Average Number of Shares Outstanding:
Basic	40.6	40.6
Assuming Dilution	41.0	40.8

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Income	$67.0	$46.7
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(21.7)	(57.5)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $4.6 Million and $(9.4) Million for the Three Months Ended April 3, 2021 and March 28, 2020, Respectively	14.6	(29.6)
Reclassification of Gains included in Net Income, Net of Tax Effects of $(2.8) Million and $(0.6) Million for the Three Months Ended April 3, 2021 and March 28, 2020, Respectively	(8.7)	(2.0)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million and zero for the Three Months Ended April 3, 2021 and March 28, 2020, Respectively	0.3	0.1
Other Comprehensive Loss	(15.5)	(89.0)
Comprehensive Income (Loss)	51.5	(42.3)
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.1	0.2
Comprehensive Income (Loss) Attributable to Regal Beloit Corporation	$50.4	$(42.5)
        See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	April 3, 2021	January 2, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$566.4	$611.3
Trade Receivables, Less Allowances of $18.8 Million and $18.3 Million in 2021 and 2020, Respectively	483.9	432.0
Inventories	722.2	690.3
Prepaid Expenses and Other Current Assets	145.9	108.6
Assets Held for Sale	8.0	9.1
Total Current Assets	1,926.4	1,851.3
Net Property, Plant and Equipment	539.2	555.5
Operating Lease Assets	75.3	73.4
Goodwill	1,509.1	1,518.2
Intangible Assets, Net of Amortization	515.1	530.3
Deferred Income Tax Benefits	43.8	43.9
Other Noncurrent Assets	18.3	16.4
Total Assets	$4,627.2	$4,589.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$412.3	$360.1
Dividends Payable	12.2	12.2
Accrued Compensation and Employee Benefits	68.9	76.6
Other Accrued Expenses	124.0	120.5
Current Operating Lease Liabilities	22.8	21.6
Current Maturities of Long-Term Debt	230.8	231.0
Total Current Liabilities	871.0	822.0
Long-Term Debt	786.9	840.4
Deferred Income Taxes	173.5	172.0
Pension and Other Post Retirement Benefits	66.6	69.5
Noncurrent Operating Lease Liabilities	55.9	55.1
Other Noncurrent Liabilities	55.5	53.0
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.6 Million Shares Issued and Outstanding for 2021 and 2020, Respectively	0.4	0.4
Additional Paid-In Capital	698.1	696.6
Retained Earnings	2,064.1	2,010.7
Accumulated Other Comprehensive Loss	(178.5)	(163.3)
Total Regal Beloit Corporation Shareholders' Equity	2,584.1	2,544.4
Noncontrolling Interests	33.7	32.6
Total Equity	2,617.8	2,577.0
Total Liabilities and Equity	$4,627.2	$4,589.0
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
January 2, 2021	$0.4	$696.6	$2,010.7	$(163.3)	$32.6	$2,577.0
Net Income	—	—	65.6	—	1.4	67.0
Other Comprehensive Loss	—	—	—	(15.2)	(0.3)	(15.5)
Dividends Declared ($0.30 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(1.8)	—	—	—	(1.8)
Share-Based Compensation	—	3.3	—	—	—	3.3
April 3, 2021	$0.4	$698.1	$2,064.1	$(178.5)	$33.7	$2,617.8

December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	45.8	—	0.9	46.7
Other Comprehensive Loss	—	—	—	(88.3)	(0.7)	(89.0)
Dividends Declared ($0.30 Per Share)	—	—	(12.1)	—	—	(12.1)
Stock Options Exercised	—	(0.9)	—	—	—	(0.9)
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Share-Based Compensation	—	2.7	—	—	—	2.7
Adoption of ASU 2016-13	—	—	(2.7)	—	—	(2.7)
March 28, 2020	$0.4	$692.5	$1,903.8	$(326.1)	$29.5	$2,300.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 3, 2021	March 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$67.0	$46.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	31.8	32.6
Asset Impairments	—	1.5
Noncash Lease Expense	6.1	7.6
Loss on Sale or Disposition of Assets, Net	0.6	0.7
Share-Based Compensation Expense	3.3	2.7
Financing Fees Amortization	4.8	0.3
Gain on Divestiture of Businesses	—	(0.1)
Change in Operating Assets and Liabilities	(64.1)	10.7
Net Cash Provided by Operating Activities	49.5	102.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(10.7)	(10.9)
Proceeds Received from Sales of Property, Plant and Equipment	0.9	2.7
Business Acquisitions, Net of Cash Acquired	(1.9)	—
Proceeds from Divestiture of Businesses	—	0.3
Net Cash Used in Investing Activities	(11.7)	(7.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	140.7	409.7
Repayments Under Revolving Credit Facility	(140.7)	(182.6)
Proceeds from Short-Term Borrowings	5.4	1.5
Repayments of Short-Term Borrowings	(5.6)	(1.5)
Repayments of Long-Term Borrowings	(50.1)	(0.1)
Dividends Paid to Shareholders	(12.2)	(12.2)
Shares Surrendered for Taxes	(1.9)	(1.1)
Proceeds from the Exercise of Stock Options	0.1	—
Repurchase of Common Stock	—	(25.0)
Financing fees paid	(12.4)	—
Net Cash (Used in) Provided by Financing Activities	(76.7)	188.7
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(6.0)	(10.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(44.9)	273.1
Cash and Cash Equivalents at Beginning of Period	611.3	331.4
Cash and Cash Equivalents at End of Period	$566.4	$604.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$12.6	$16.1
Income taxes	$15.8	$7.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2021
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of January 2, 2021, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of April 3, 2021 and for the three months ended April 3, 2021 and March 28, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed on March 2, 2021.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended April 3, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 1, 2022.
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
Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and clarifies and amends existing guidance to improve consistent application. This ASU becomes effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard as of January 3, 2021, the beginning of fiscal 2021, with no material impact on the Company's Condensed Consolidated Financial Statements.

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	April 3, 2021	January 2, 2021
Raw Material and Work in Process	50.3%	48.7%
Finished Goods and Purchased Parts	49.7%	51.3%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 49.1% of the Company's inventory at April 3, 2021, and 50.0% at January 2, 2021 was determined using the last-in, first-out ("LIFO") method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	April 3, 2021	January 2, 2021
Land and Improvements		$74.9	$76.1
Buildings and Improvements	3 - 50	286.6	290.7
Machinery and Equipment	3 - 15	976.1	978.2
Property, Plant and Equipment		1,337.6	1,345.0
Less: Accumulated Depreciation		(798.4)	(789.5)
Net Property, Plant and Equipment		$539.2	$555.5

For the three months ended April 3, 2021, the Company recognized no asset impairment related to the transfer of assets to held for sale. For the three months ended March 28, 2020, the Company recognized $1.5 million of asset impairments related to the transfer of assets to held for sale.

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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
April 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$154.1	$71.1	$209.7	$163.8	$598.7
Asia	46.0	43.2	9.3	6.9	105.4
Europe	24.7	11.6	9.5	23.5	69.3
Rest-of-World	12.2	10.5	10.6	7.4	40.7
Total	$237.0	$136.4	$239.1	$201.6	$814.1

March 28, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$143.4	$72.9	$184.6	$160.9	$561.8
Asia	23.4	36.8	8.6	4.9	73.7
Europe	28.5	13.2	7.6	23.9	73.2
Rest-of-World	4.1	6.7	9.3	5.4	25.5
Total	$199.4	$129.6	$210.1	$195.1	$734.2

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of April 3, 2021 and January 2, 2021 were $8.0 million and $9.1 million, respectively.

Acquisition Pending

On February 15, 2021, the Company entered into definitive agreements with Rexnord Corporation (“Rexnord”), Land Newco, Inc., a wholly owned indirect subsidiary of Rexnord (“Land”), and Phoenix 2021, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with respect to a Reverse Morris Trust transaction (the “Rexnord Transaction”) pursuant to which, and subject to the terms and conditions of those definitive agreements discussed below, (1) Rexnord will transfer (or cause to be transferred) to Land substantially all of the assets, and Land will assume substantially all of the liabilities, of Rexnord’s Process & Motion Control business (“PMC Business”) (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Rexnord will be distributed in a series of distributions to Rexnord’s stockholders (the distributions, and the final distribution of Land common stock from Rexnord to Rexnord’s stockholders, which is to be made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, Merger Sub will merge with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Rexnord, Land, the Company, Merger Sub or their respective subsidiaries) will be converted into the right to receive shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated and subject to adjustment as set forth in the Merger Agreement (as defined below). When the Merger is completed, Land (which at that time will hold the PMC Business) will be a wholly owned subsidiary of the Company.

The definitive agreements the Company entered into in connection with the Rexnord Transaction include an Agreement and Plan of Merger, by and among Rexnord, Land, Merger Sub and the Company (the “Merger Agreement”), a Separation and Distribution Agreement, by and among Rexnord, Land and the Company and certain ancillary agreements.

In connection with the Rexnord Transaction, the Merger Agreement provides that the Company shall, to the extent required by the Merger Agreement, in certain circumstances in which additional shares of Company common stock are issued at closing to holders of Land common stock, declare a special dividend to the Company's stockholders immediately prior to the consummation of the Merger (the “Company Special Dividend”). The existence and magnitude of the dividend will depend on whether and to what extent the Company is able to count certain overlapping shareholders of the Company and Rexnord in satisfying the tax requirements applicable to a Reverse Morris Trust transaction. In the event that the Company Special Dividend is required to be paid, it could range in amount between zero and approximately $2.0 billion.

In connection with the Rexnord Transaction, the Company has entered into certain financing arrangements, which are described in Note 7.

Closing of the Rexnord Transaction is subject to various closing conditions, including the receipt of the approval of the Company's and Rexnord's shareholders, the receipt of regulatory approvals and other customary closing conditions.

The Rexnord Transaction is described more fully in the Company's Current Report on Form 8-K filed with the SEC on February 19, 2021, and this description is qualified in its entirety by the description set forth in that report.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
April 3, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$23.5	$(31.1)	$(155.7)	$(163.3)
Other Comprehensive Income (Loss) before Reclassifications	19.2	—	(21.4)	(2.2)
Tax Impact	(4.6)	—	—	(4.6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(11.5)	0.4	—	(11.1)
Tax Impact	2.8	(0.1)	—	2.7
Net Current Period Other Comprehensive Income (Loss)	5.9	0.3	(21.4)	(15.2)
Ending Balance	$29.4	$(30.8)	$(177.1)	$(178.5)

March 28, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$8.0	$(31.0)	$(214.8)	$(237.8)
Other Comprehensive Income (Loss) before Reclassifications	(39.0)	0.4	(57.2)	(95.8)
Tax Impact	9.4	—	—	9.4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2.6)	0.1	—	(2.5)
Tax Impact	0.6	—	—	0.6
Net Current Period Other Comprehensive Income (Loss)	(31.6)	0.5	(57.2)	(88.3)
Ending Balance	$(23.6)	$(30.5)	$(272.0)	$(326.1)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 14.

The reclassification amounts for pension and post retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Income, Net (see also Note 8).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended April 3, 2021 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2021	$1,518.2	$433.3	$163.7	$330.8	$590.4
Translation Adjustments	(9.1)	(3.1)	(1.0)	(0.2)	(4.8)
Balance as of April 3, 2021	$1,509.1	$430.2	$162.7	$330.6	$585.6

Cumulative Goodwill Impairment Charges	$295.7	$183.2	$72.1	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		April 3, 2021		January 2, 2021
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$702.8	$356.1	$708.6	$349.4
Technology	14	145.7	108.7	146.3	108.0
Trademarks	14	37.0	27.8	37.7	27.7
		885.5	492.6	892.6	485.1
Non-Amortizable Trade Name		122.2	—	122.8	—
		$1,007.7	$492.6	$1,015.4	$485.1

Intangible Assets, Net of Amortization		$515.1		$530.3

Amortization expense recorded for the three months ended April 3, 2021 was $11.2 million. Amortization expense recorded for the three months ended March 28, 2020 was $12.2 million. Amortization expense for fiscal year 2021 is estimated to be $43.3 million. There was no impairment of intangible assets during the three months ended April 3, 2021 and March 28, 2020, respectively.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2022	$41.5
2023	41.4
2024	40.8
2025	38.7
2026	35.2

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
The following sets forth certain financial information attributable to the Company's operating segments for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
April 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$237.0	$136.4	$239.1	$201.6	$—	$814.1
Intersegment Sales	17.5	3.7	4.3	0.7	(26.2)	—
Total Sales	254.5	140.1	243.4	202.3	(26.2)	814.1
Gross Profit	65.5	26.8	74.0	79.1	—	245.4
Operating Expenses	38.0	23.1	30.7	56.5	—	148.3
Income from Operations	27.5	3.7	43.3	22.6	—	97.1
Depreciation and Amortization	7.8	5.9	4.5	13.6	—	31.8
Capital Expenditures	3.3	2.4	3.2	1.8	—	10.7

March 28, 2020
External Sales	$199.4	$129.6	$210.1	$195.1	$—	$734.2
Intersegment Sales	11.8	6.7	4.5	0.7	(23.7)	—
Total Sales	211.2	136.3	214.6	195.8	(23.7)	734.2
Gross Profit	50.3	23.0	59.4	70.6	—	203.3
Operating Expenses	37.5	22.9	29.4	42.1	—	131.9
Gain on Divestitures	(0.1)	—	—	—	—	(0.1)
Asset Impairments	0.8	0.2	0.5	—	—	1.5
Total Operating Expenses	38.2	23.1	29.9	42.1	—	133.3
Income (Loss) from Operations	12.1	(0.1)	29.5	28.5	—	70.0
Depreciation and Amortization	8.3	5.9	4.7	13.7	—	32.6
Capital Expenditures	3.1	2.0	3.6	2.2	—	10.9

The following table presents identifiable assets information attributable to the Company's operating segments as of April 3, 2021 and January 2, 2021 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of April 3, 2021	$1,324.2	$847.4	$934.6	$1,521.0	$4,627.2
Identifiable Assets as of January 2, 2021	$1,319.6	$837.5	$890.4	$1,541.5	$4,589.0

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of April 3, 2021 and January 2, 2021 (in millions):

	April 3, 2021	January 2, 2021
Term Facility	$620.0	$670.0
Senior Notes	400.0	400.0
Other	4.2	4.6
Less: Debt Issuance Costs	(6.5)	(3.2)
Total	1,017.7	1,071.4
Less: Current Maturities	230.8	231.0
Long-Term Debt	$786.9	$840.4
Credit Agreement
On March 17, 2021, the Company entered into an amendment (the "First Amendment") with the Company's lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to (i) permit the consummation of the Rexnord Transaction and the incurrence of indebtedness and liens in an aggregate principal amount not to exceed $2.1 billion in connection with the Rexnord Transaction; (ii) provide an increase in the aggregate principal amount of the revolving commitments under the Credit Agreement from $500.0 million to $750.0 million, (iii) provide an increase in the maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated funded debt to EBITDA) permitted as of the last day of any fiscal quarter to 4.50 to 1.00, to the extent the funded debt to EBITDA ratio exceeds 3.00 to 1.00 upon the consummation of the Rexnord Transaction. The amendment is subject to customary and market provisions.
Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in an original aggregate principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in an aggregate principal amount as of the effectiveness of the First Amendment of $750.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended April 3, 2021 and March 28, 2020 was 1.5% and 3.0%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At April 3, 2021, the Company had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility, and $749.8 million of available borrowing capacity. For the three months ended April 3, 2021 and March 28, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $7.4 million and $109.8 million, respectively, and the weighted average interest rate was 1.4% and 2.8%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At April 3, 2021, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of April 3, 2021, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively, on the Condensed Consolidated Balance Sheets.
The following table presents details on the Notes at April 3, 2021 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of April 3, 2021.
Other Notes Payable

At April 3, 2021, other notes payable of approximately $4.2 million were outstanding with a weighted average interest rate of 4.9%. At January 2, 2021, other notes payable of approximately $4.6 million were outstanding with a weighted average rate of 4.9%.

Financing Arrangements Related to Rexnord Transaction

In connection with the Rexnord Transaction, on February 15, 2021, the Company entered into a debt commitment letter (the “Bridge Commitment Letter”) and related fee letters with Barclays Bank PLC (“Barclays”), pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $2.1 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility may be used by the Company to (i) pay the Company Special Dividend, (ii) redeem the Notes due in 2023 and (iii) to pay fees and expenses in connection with the Rexnord Transaction.

Further, the Company entered into an additional debt commitment letter (the “Backstop Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide a 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $1.1 billion to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement in the event that certain required consents from the lenders under the Credit Agreement could not be obtained. On March 17, 2021, the Company entered into the First Amendment to, among other things (i) permit the consummation of the Rexnord Transaction, as applicable, (ii) permit the incurrence of indebtedness to finance the Company Special Dividend and to finance the cash payment of Land to a subsidiary of Rexnord (the "Land Cash Payment") as contemplated by the Rexnord Transaction; and (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Existing Credit Agreement, as described in detail above under "Credit Agreement". Upon the effectiveness of the First Amendment, the Backstop Commitment Letter and the commitments thereunder were terminated.

In connection with the Rexnord Transaction, Land also entered into a debt commitment letter (the “Land Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $487.0 million of bridge loans under a 364-day senior bridge loan facility to be used to pay the Land Cash Payment. Pursuant to the terms of the Merger Agreement the Company and Land may enter into a permitted alternative financing to replace the commitments under the Land Commitment Letter. If the Rexnord Transaction is consummated, the indebtedness contemplated by the Land Commitment Letter will become indebtedness of a wholly-owned subsidiary of the Company.

The Company anticipates incurring significant fees and expenses in connection with the Rexnord Transaction, the amount of which is uncertain. In addition, the amount of the Company Special Dividend depends on the number of additional shares of the Company's common stock that must be issued in connection with the Rexnord Transaction in order to satisfy tax requirements applicable to a Reverse Morris Trust transaction. The size of the dividend that will ultimately be declared is uncertain and will remain so until the closing of the Rexnord Transaction.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,032.1 million and $1,085.8 million as of April 3, 2021 and January 2, 2021, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Service Cost	$0.3	$0.8
Interest Cost	1.5	2.1
Expected Return on Plan Assets	(3.1)	(3.3)
Amortization of Prior Service Cost and Net Actuarial Loss	0.4	0.1
Net Periodic Benefit Income	$(0.9)	$(0.3)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended April 3, 2021 and March 28, 2020, the Company contributed $1.2 million and $1.1 million, respectively, to post retirement plans. The Company expects to make total contributions of $5.8 million in 2021. The Company contributed a total of $8.5 million in fiscal 2020.

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

Short-term and variable lease expenses were immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating Lease Cost	$7.7	$7.7
Finance Lease Cost:
Amortization of ROU Assets	0.1	0.1
Interest on Lease Liabilities	—	0.1
Total Lease Expense	$7.8	$7.9

Maturity of lease liabilities as of April 3, 2021 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2021	$21.3	$0.4	$21.7
2022	21.7	0.5	22.2
2023	14.9	0.6	15.5
2024	10.1	0.6	10.7
2025	7.8	0.6	8.4
Thereafter	18.6	1.3	19.9
Total Lease Payments	$94.4	$4.0	$98.4
Less: Interest	(15.7)	(0.7)	(16.4)
Present Value of Lease Liabilities	$78.7	$3.3	$82.0

Other information related to leases was as follows (in millions):

	Three Months Ended
Supplemental Cash Flows Information	April 3, 2021	March 28, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows Used For Operating Leases	$7.6	$7.6
Operating Cash Flows Used For Finance Leases	0.1	0.1
Financing Cash Flows Used For Finance Leases	—	0.1
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	7.0	6.6
Weighted Average Remaining Lease Term
Operating Leases	4.7 years	4.5 years
Finance Leases	7.0 years	8.0 years
Weighted Average Discount Rate
Operating Leases	8.1%	8.6%
Finance Leases	5.9%	5.9%

As of April 3, 2021, the Company has additional operating leases that have not yet commenced for future lease payments of $0.3 million. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 25, 2019, the Company's Board of Directors approved the authorization to purchase up to $250.0 million of shares. The Company did not repurchase and retire any common stock during the three months ended April 3, 2021. For the three months ended March 28, 2020, the Company repurchased and retired 315,072 shares of its common stock at an average cost of $79.38 for a total cost of $25.0 million.

As of April 3, 2021, there was approximately $210.0 million in common stock available for repurchase under the October 2019 program.

Share-Based Compensation

The Company recognized approximately $3.3 million and $2.7 million in share-based compensation expense for the three months ended April 3, 2021 and March 28, 2020, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.6 million and $0.2 million for the three months ended April 3, 2021 and March 28, 2020, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of April 3, 2021, total unrecognized compensation cost related to share-based compensation awards was approximately $28.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.1 years.

Approximately 1.6 million shares were available for future grant under the 2018 Equity Incentive Plan as of April 3, 2021.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in or after fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the three months ended April 3, 2021 and March 28, 2020, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	April 3, 2021	March 28, 2020
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$1.5	$2.0
Cash Received from Stock Option Exercises	0.1	—
Income Tax Benefit from the Exercise of SARs	0.5	0.5
Total Fair Value of Share-Based Incentive Awards Vested	1.7	—

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2021	2020
Per share weighted average fair value of grants	$37.43	$21.23
Risk-free interest rate	0.6%	1.5%
Expected life (years)	5.0	7.0
Expected volatility	32.5%	25.2%
Expected dividend yield	0.9%	1.4%

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

The following table presents a summary of share-based incentive plan grant activity for the three months ended April 3, 2021.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 2, 2021	577,509	$79.35	7.0	$25.1
Granted	112,168	140.22
Exercised	(25,993)	77.38
Forfeited	(12,123)	86.67
Outstanding as of April 3, 2021	651,561	$89.77	7.2	$36.4
Exercisable as of April 3, 2021	223,260	$75.23	4.8	$15.7

Compensation expense recognized related to SARs was $0.8 million for the three months ended April 3, 2021.
As of April 3, 2021, there was $8.7 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.6 years.

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
The following table presents a summary of RSA award activity for the three months ended April 3, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of January 2, 2021	16,280	$70.05	0.3
Unvested RSAs as of April 3, 2021	16,280	$70.05	0.1

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.3 million for the three months ended April 3, 2021.
As of April 3, 2021, there was $0.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.1 years.

The following table presents a summary of RSU award activity for the three months ended April 3, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of January 2, 2021	164,398	$81.16	1.7
Granted	46,308	136.87
Vested	(30,075)	83.89
Forfeited	(4,712)	83.50
Unvested RSUs as of April 3, 2021	175,919	$94.77	2.2
RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in or after fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $1.3 million for the three months ended April 3, 2021.
As of April 3, 2021, there was $11.7 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.2 years.
Performance Share Units
Performance share units ("PSU") consist of shares or the rights to shares of the Company's stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs have a performance period of 3 years and vest 3 years from the grant date and are issued at a performance target of 100%. The PSUs have performance criteria based on a return on invested capital metric or they have performance criteria using returns relative to the Company's peer group. As set forth in the individual award agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights associated with these instruments until vesting occurs and a share of stock is issued. Some of the PSU awards are valued using a Monte Carlo simulation method as of the grant date while others are valued using the closing market price as of the grant date depending on the performance criteria for the award.

The assumptions used in the Company's Monte Carlo simulation were as follows:

	2021	2020
Risk-free interest rate	0.2%	1.4%
Expected life (years)	3.0	3.0
Expected volatility	37.0%	24.0%
Expected dividend yield	0.9%	1.4%

The following table presents a summary of PSU activity for the three months ended April 3, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of January 2, 2021	87,522	$97.59	1.8
Granted	33,125	122.36
Forfeited	(3,197)	84.46
Unvested PSUs as of April 3, 2021	117,450	$105.66	2.1
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $0.9 million for the three months ended April 3, 2021. Total unrecognized compensation expense for all PSUs granted as of April 3, 2021 is estimated to be $7.8 million which is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.

11. INCOME TAXES
The effective tax rate for the three months ended April 3, 2021 was 23.2% versus 22.9% for the three months ended March 28, 2020. The change in the effective tax rate for the three months ended April 3, 2021 was primarily driven by the mix of earnings.
As of April 3, 2021 and January 2, 2021, the Company had approximately $9.3 million and $6.8 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $2.8 million and $2.7 million of accrued interest as of April 3, 2021 and January 2, 2021, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2015, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2013.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were zero and 0.4 million for the three months ended April 3, 2021 and March 28, 2020, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Denominator for Basic Earnings Per Share	40.6	40.6
Effect of Dilutive Securities	0.4	0.2
Denominator for Diluted Earnings Per Share	41.0	40.8

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Beginning Balance	$15.5	$15.1
Less: Payments	(4.5)	(3.6)
Provisions	5.4	4.0
Translation Adjustments	(0.1)	(0.1)
Ending Balance	$16.3	$15.4
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of April 3, 2021 or March 28, 2020.
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
At April 3, 2021, the Company had $6.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, the Company had $3.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.

As of April 3, 2021, the Company had the following currency forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$158.5
Mexican Peso	177.7
Euro	285.5
Indian Rupee	46.9
Canadian Dollar	1.4
Australian Dollar	20.1
British Pound	11.3
Thai Baht	7.2

As of April 3, 2021, the Company had the following commodity forward contracts outstanding (with maturities extending through September 2022) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$126.3
Aluminum	7.3

As of April 3, 2021, the total notional amount of the Company's receive variable/pay-fixed interest rate swap was $88.4 million with a maturity of April 12, 2021. Subsequent to April 3, 2021, the swap was settled using cash from operations.
The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps become effective July 2021 and will expire in July 2025.

The following table presents the fair values of derivative instruments as of April 3, 2021 and January 2, 2021 (in millions):

	April 3, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$2.9	$0.2	$—
Currency Contracts	15.2	0.5	1.4	0.5
Commodity Contracts	16.2	1.2	0.3	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.7	—
Commodity Contracts	0.2	—	—	—
Total Derivatives	$31.9	$4.6	$2.6	$0.6

	January 2, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$0.7	$1.4
Currency Contracts	16.4	1.6	1.0	0.1
Commodity Contracts	11.3	0.1	—	—
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	—	—
Commodity Contracts	0.1	—	—	—
Total Derivatives	$28.0	$1.7	$1.7	$1.5

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	April 3, 2021				March 28, 2020
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$14.1	$0.2	$4.9	$19.2	$(13.3)	$(25.1)	$(0.6)	$(39.0)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	0.1	—	0.1
Gain (Loss) Recognized in Cost of Sales	5.2	2.6	—	7.8	(1.1)	2.5	—	1.4
Gain Recognized in Operating Expenses	—	3.5	—	3.5	—	0.7	—	0.7
Gain Recognized in Interest Expense	—	—	0.1	0.1	—	—	0.4	0.4

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	April 3, 2021		March 28, 2020
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.2	$—	$(0.1)	$—
Gain (Loss) recognized in Operating Expenses	$—	$5.8	$—	$(3.4)

The net AOCI hedging component balance of a $29.4 million gain at April 3, 2021 includes $19.8 million of net current deferred gain expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended April 3, 2021 and January 2, 2021.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	April 3, 2021
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.5	$(2.0)	$13.5
Derivative Commodity Contracts	16.4	(0.3)	16.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.5	(0.4)	0.1
Derivative Commodity Contracts	1.2	(0.1)	1.1
Other Accrued Expenses:
Derivative Currency Contracts	2.1	(2.0)	0.1
Derivative Commodity Contracts	0.3	(0.3)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.5	(0.4)	0.1
Derivative Commodity Contracts	0.1	(0.1)	—

	January 2, 2021
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$16.6	$(1.0)	$15.6
Derivative Commodity Contracts	11.4	—	11.4
Other Noncurrent Assets:
Derivative Currency Contracts	1.6	—	1.6
Derivative Commodity Contracts	0.1	—	0.1
Other Accrued Expenses:
Derivative Currency Contracts	1.0	(1.0)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of April 3, 2021 and January 2, 2021, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at April 3, 2021 and January 2, 2021.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 3, 2021 and January 2, 2021 (in millions):

	April 3, 2021	January 2, 2021	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$15.5	$16.6	Level 2
Derivative Commodity Contracts	16.4	11.4	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.6	6.5	Level 1
Derivative Currency Contracts	0.5	1.6	Level 2
Derivative Commodity Contracts	1.2	0.1	Level 2
Interest Rate Swap	2.9	—	Level 2
Liabilities:
Other Accrued Expenses:
Interest Rate Swap	0.2	0.7	Level 2
Derivative Currency Contracts	2.1	1.0	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
Other Noncurrent Liabilities:
Interest Rate Swap	—	1.4	Level 2
Derivative Currency Contracts	0.5	0.1	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
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

16. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2021 and 2020. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally required to be accrued over the employees' remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Beginning Balance	$2.0	$0.9
Provision	1.7	5.1
Less: Payments/ Other	1.0	3.6
Ending Balance	$2.7	$2.4

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three months ended April 3, 2021 and March 28, 2020, respectively (in millions):

	Three Months Ended
	April 3, 2021			March 28, 2020
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.2	$0.4	$0.6	$1.5	$0.4	$1.9
Facility Related Costs	0.8	0.2	1.0	2.7	0.4	3.1
Other Expenses	0.1	—	0.1	0.1	—	0.1
Total Restructuring Costs	$1.1	$0.6	$1.7	$4.3	$0.8	$5.1

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three months ended April 3, 2021 and March 28, 2020 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
April 3, 2021	$1.7	$0.2	$0.5	$0.3	$0.7
March 28, 2020	$5.1	$1.8	$0.9	$1.1	$1.3

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $2.9 million which includes $2.1 million of employee termination expenses and $0.8 million of facility related costs on approved projects. The Company anticipates total restructuring costs of approximately $16.0 million for fiscal 2021 excluding costs related to the Rexnord Transaction.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events since April 3, 2021, the date of these financial statements, and is not aware of any events to disclose.

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

Components of Profit and Loss

Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to Original Equipment Manufacturers ("OEMs"), who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales derive from direct sales to customers by sales personnel employed by the Company, however, a significant portion of our sales are derived from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenues varying from business unit to business unit.

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

As part of our response to the impacts of COVID-19, we have taken actions to manage costs including an organization wide reduction in force and voluntary early retirement program. We will continue to assess the actual and expected impacts of COVID-19 and consider making further changes to our cost structure as the implications of COVID-19 continue to evolve.

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

The definitive agreements we entered into in connection with the Rexnord Transaction include an Agreement and Plan of Merger, by and among Rexnord, Land, Merger Sub and the Company (the “Merger Agreement”), a Separation and Distribution Agreement, by and among Rexnord, Land and the Company as well as and certain ancillary agreements.

In connection with the Rexnord Transaction, the Merger Agreement provides that we shall, to the extent required by the Merger Agreement, in certain circumstances in which additional shares of Company common stock are issued at the closing of the Rexnord Transaction to holders of Land common stock, declare a special dividend to our shareholders immediately prior to the consummation of the Merger (the “Company Special Dividend”). The existence and magnitude of the Company Special Dividend will depend on whether and to what extent we are able to count certain overlapping shareholders of us and Rexnord in satisfying the tax requirements applicable to a Reverse Morris Trust transaction. In the event that the Company Special Dividend is required to be paid, it could range in amount between zero and approximately $2.0 billion.

In connection with the Rexnord Transaction, we have entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

Closing of the Rexnord Transaction is subject to various closing conditions, including the consummation of the Reorganization and the Distributions, receipt of the approval of our shareholders and Rexnord's stockholders, the receipt of regulatory approvals and other customary closing conditions.

The Rexnord Transaction is described more fully in our Current Report on Form 8-K filed with the SEC on February 19, 2021 and this description is qualified in its entirety by the description set forth therein.

Outlook
The Company is projecting increased sales growth for the second quarter which assumes no material decline in production capacity or its ability to conduct commercial operations, either from COVID-related disruptions, or other factors, including supply chain disruptions, versus levels as of the date of this report. The guidance does not take into account any costs, expenses or other effects with respect to the Rexnord Transaction.

Results of Operations
Three Months Ended April 3, 2021 Compared to March 28, 2020
Net sales increased $79.9 million or 10.9% for the first quarter 2021 compared to the first quarter 2020. The increase consisted of positive organic sales of 9.1% and positive foreign currency translation of 1.8%. The increase was primarily driven by sales increases in North America and China markets offset by ongoing proactive account pruning. Gross profit increased $42.1 million or 20.7% for the first quarter 2021 as compared to the first quarter 2020. The increase in gross profit was driven by increase in volume and partially offset by increased freight and material costs. Total operating expenses for the first quarter 2021 increased $15.0 million or 11.3% as compared to the first quarter 2020. The increase was primarily driven by due diligence fees associated with the Rexnord Transaction which were offset by lower employee related wage and benefit costs.
Commercial Systems Segment net sales for the first quarter 2021 were $237.0 million, an increase of $37.6 million or 18.9% as compared to the first quarter 2020. The increase consisted of positive organic sales of 15.9% and positive foreign currency translation of 2.9%. The increase was primarily driven by strong growth in China and Asia Pacific, gains in the global commercial HVAC business and continued solid growth in the pool pump market. Gross profit increased $15.2 million or 30.2% as compared to the first quarter 2020. The increase in gross profit was primarily driven by the increase in volume partially offset by increased freight cost. Total operating expenses for the first quarter 2021 were $38.0 million compared to $38.2 million in the first quarter 2020. The $0.2 million or 0.5% decrease was primarily due to lower employee related wage and benefit costs partially offset by foreign exchange losses.
Industrial Systems Segment net sales for the first quarter 2021 were $136.4 million, an increase of $6.8 million or 5.2% as compared to the first quarter 2020. The increase consisted of positive organic sales of 1.5% and positive foreign currency translation of 3.7%. The increase was primarily driven by strength in China, strong demand in India and continued growth in the data center market. Gross profit increased $3.8 million or 16.5% as compared to the first quarter 2020. The increase in gross profit was primarily driven by strong volumes, favorable mix and positive price realization offset by material inflation. Total operating expenses for the first quarter 2021 and 2020 were $23.1 million, respectively. The operating expenses were flat quarter over quarter due to lower employee related wage and benefit costs and general cost savings initiatives with foreign exchange gains, partially offset by higher variable selling costs on higher sales volumes and increased administrative costs.
Climate Solutions Segment net sales were $239.1 million, an increase of $29.0 million or 13.8% as compared to the first quarter 2020. The increase consisted of positive organic sales of 14.0% offset by negative foreign currency translation of 0.2%. The increase was primarily due to continued strong demand in North American residential HVAC markets and recovering demand in EMEA, North America general industrial markets and the commercial refrigeration business. Gross profit increased $14.6 million or 24.6% compared to the first quarter 2020. The increase in gross profit was primarily driven by favorable mix in distribution and combustion and higher volumes partially offset by expedited freight resulting from electronics supply chain delays and material price increases. Total operating expenses for the first quarter 2021 were $30.7 million compared to $29.9 million in the first quarter 2020. The increase was primarily due to legal fees related to protecting Regal patents and foreign exchange offset by decreases in travel.
Power Transmission Solutions Segment net sales for the first quarter 2021 were $201.6 million, a increase of $6.5 million or 3.3% compared to first quarter 2020 net sales of $195.1 million. The increase consisted of positive organic sales of 1.8% and positive foreign currency of 1.5%. The increase was primarily driven prior year project wins in the aero end market, strength in the conveying business, healthy growth in China and recovering shorter cycle North American general industrial end markets. Gross profit for the first quarter 2021 increased $8.5 million or 12.0%. The increase was driven by higher sales volume with favorable mix while also seeing lower overhead cost driven by cost reduction initiatives. Total operating expenses for the first quarter 2021 increased $14.4 million as compared to the first quarter 2020 primarily due to due diligence fees related to the Rexnord Transaction.

	Three Months Ended
	April 3, 2021	March 28, 2020
(Dollars in Millions)
Net Sales:
Commercial Systems	$237.0	$199.4
Industrial Systems	136.4	129.6
Climate Solutions	239.1	210.1
Power Transmission Solutions	201.6	195.1
Consolidated	$814.1	$734.2

Gross Profit as a Percent of Net Sales:
Commercial Systems	27.6%	25.2%
Industrial Systems	19.6%	17.7%
Climate Solutions	30.9%	28.3%
Power Transmission Solutions	39.2%	36.2%
Consolidated	30.1%	27.7%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	16.0%	18.8%
Industrial Systems	16.9%	17.7%
Climate Solutions	12.8%	14.0%
Power Transmission Solutions	28.0%	21.6%
Consolidated	18.2%	18.0%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems	11.6%	6.1%
Industrial Systems	2.7%	(0.1)%
Climate Solutions	18.1%	14.0%
Power Transmission Solutions	11.2%	14.6%
Consolidated	11.9%	9.5%

Income from Operations	$97.1	$70.0
Other Income, Net	(1.2)	(1.1)
Interest Expense	12.6	11.6
Interest Income	(1.5)	(1.1)
Income before Taxes	87.2	60.6
Provision for Income Taxes	20.2	13.9
Net Income	67.0	46.7
Less: Net Income Attributable to Noncontrolling Interests	1.4	0.9
Net Income Attributable to Regal Beloit Corporation	$65.6	$45.8

The effective tax rate for the three months ended April 3, 2021 was 23.2% versus 22.9% for the three months ended March 28, 2020. The change in the effective tax rate for the three months ended April 3, 2021 was primarily driven by the mix of earnings.

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

Cash flow provided by operating activities was $49.5 million for the three months ended April 3, 2021, a $53.2 million decrease from the three months ended March 28, 2020. The decrease is a result of increased accounts receivable, inventory and prepaid expenses and other current assets partially offset by higher accounts payable and net income in the current year for the three months ended April 3, 2021 compared to the three months ended March 28, 2020.

Cash flow used in investing activities was $11.7 million for the three months ended April 3, 2021 as compared to cash flow used in investing activities of $7.9 million for the three months ended March 28, 2020. The change was driven primarily by lower proceeds received from sales of property, plant and equipment and cash used for business acquisitions in the current year compared to the prior year.

Cash flow used in financing activities was $76.7 million for the three months ended April 3, 2021, compared to $188.7 million provided by financing activities for the three months ended March 28, 2020. We had net debt repayments of $50.3 million during the three months ended April 3, 2021, compared to net debt borrowings of $227.0 million during the three months ended March 28, 2020. There were no share repurchases for the three months ended April 3, 2021, compared to $25.0 million for the three months ended March 28, 2020. There were $12.4 million in financing fees paid for the three months ended April 3, 2021, compared to nil in the prior year.

Our working capital was $1,055.4 million at April 3, 2021, compared to $1,029.3 million at January 2, 2021. At April 3, 2021 and January 2, 2021, our current ratio (which is the ratio of our current assets to current liabilities) was 2.2:1 and 2.3:1, respectively. Our working capital increased primarily due to the increase in trade receivables, inventory and prepaid expenses offset by a decrease in cash from operations and an increase in accounts payable.

The following table presents selected financial information and statistics as of April 3, 2021 and January 2, 2021 (in millions):

	April 3, 2021	January 2, 2021
Cash and Cash Equivalents	$566.4	$611.3
Trade Receivables, Net	483.9	432.0
Inventories	722.2	690.3
Working Capital	1,055.4	1,029.3
Current Ratio	2.2:1	2.3:1

As of April 3, 2021, $550.9 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Credit Agreement
On March 17, 2021, we entered into an amendment (the "First Amendment") with our lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to (i) permit the consummation of the proposed transaction pursuant to the definitive agreements we entered into on February 15, 2021, among Rexnord, Land and the Merger Sub with respect to a Reverse Morris Trust transaction (the "Rexnord Transaction") and the incurrence of indebtedness and liens in an aggregate principal amount not to exceed $2.1 billion in connection with the Rexnord Transaction; (ii) provide an increase in the aggregate principal amount of the revolving commitments under the Credit Agreement from $500.0 million to $750.0 million, (iii) provide an increase in the maximum leverage ratio (defined as, with certain adjustments, the ratio of our consolidated funded debt to EBITDA) permitted as of the last day of any fiscal quarter to 4.50 to 1.00, to the extent the funded debt to EBITDA ratio exceeds 3.00 to 1.00 upon the consummation of the Rexnord Transaction. The amendment is subject to customary and market provisions.
Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in an original aggregate principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in an aggregate principal amount as of the effectiveness of the First Amendment of $750.0 million (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended April 3, 2021 and March 28, 2020 was 1.5% and 3.0%, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At April 3, 2021, we had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility and $749.8 million of available borrowing capacity. For the three months ended April 3, 2021 and March 28, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $7.4 million and $109.8 million, respectively and the weighted average interest rate was 1.4% and 2.8%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At April 3, 2021, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of April 3, 2021, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively on the Condensed Consolidated Balance Sheets. The Notes maturing in 2021 will be paid using capacity on our Multicurrency Revolving Facility and/or cash from operations.
The following table presents details on the Notes at April 3, 2021 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0
We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of April 3, 2021.

Other Notes Payable

At April 3, 2021, other notes payable of approximately $4.2 million were outstanding with a weighted average interest rate of 4.9%. At January 2, 2021, other notes payable of approximately $4.6 million were outstanding with a weighted average rate of 4.9%.

Financing Arrangements Related to Rexnord Transaction

In connection with the Rexnord Transaction, on February 15, 2021, we entered into a debt commitment letter (the “Bridge Commitment Letter”) and related fee letters with Barclays Bank PLC (“Barclays”), pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $2.1 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility may be used by us to (i) pay the Company Special Dividend, (ii) redeem the Notes due in 2023 and (iii) to pay fees and expenses in connection with the Rexnord Transaction.

Further, we entered into an additional debt commitment letter (the “Backstop Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $1.1 billion to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement in the event that certain required consents from the lenders under the Credit Agreement could not be obtained. On March 17, 2021, we entered into the First Amendment to, among other things (i) permit the consummation of the Rexnord Transaction, as applicable, (ii) permit the incurrence of indebtedness to finance the Company Special Dividend and to finance the cash payment of Land to a subsidiary of Rexnord (the "Land Cash Payment") as contemplated by the Rexnord Transaction; and (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Existing Credit Agreement, as described in detail above under "Credit Agreement". Upon the effectiveness of the First Amendment, the Backstop Commitment Letter and the commitments thereunder were terminated.

In connection with the Rexnord Transaction, Land also entered into a debt commitment letter (the “Land Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $487.0 million of bridge loans under a 364-day senior bridge loan facility to be used to pay the Land Cash Payment. Pursuant to the terms of the Merger Agreement the Company and Land may enter into a permitted alternative financing to replace the commitments under the Land Commitment Letter. If the Rexnord Transaction is consummated, the indebtedness contemplated by the Land Commitment Letter will become indebtedness of a wholly-owned subsidiary of the Company.

We anticipate incurring significant fees and expenses in connection with the Rexnord Transaction, the amount of which is uncertain. In addition, the amount of the Company Special Dividend depends on the number of additional shares of our common stock that must be issued in connection with the Rexnord Transaction in order to satisfy tax requirements applicable to a Reverse Morris Trust transaction. The size of the dividend that will ultimately be declared is uncertain and will remain so until the closing of the Rexnord Transaction.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,032.1 million and $1,085.8 million as of April 3, 2021 and January 2, 2021, respectively.

Critical Accounting Policies
Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended January 2, 2021, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At April 3, 2021, excluding the impact of interest rate swaps, we had $403.9 million of fixed rate debt and $620.3 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at April 3, 2021 would result in a $0.7 million change in after-tax annualized earnings. In April 2018, we entered into a spot, non-amortizing interest rate swap to pay fixed/receive floating with a notional amount of $88.4 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. The swap expired in April 2021. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps become effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of April 3, 2021 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$88.4	April 2021	2.5%	LIBOR (1 month)	$(0.2)
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$2.9
As of April 3, 2021, the interest rate swap liability of $(0.2) million was included in Other Accrued Expenses and $2.9 million in Other Noncurrent Assets. The unrealized gain on the effective portion of the contract net of tax of $2.1 million was recorded in AOCI. At January 2, 2021, a $(0.7) million interest rate swap liability was included in Other Accrued Expenses and $(1.4) million in Other Noncurrent Liabilities. There was an unrealized loss of $(1.6) million, net of tax, at January 2, 2021 that was recorded in AOCI for the effective portion of the hedge.
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
As of April 3, 2021, derivative currency assets (liabilities) of $15.5 million, $0.5 million, $(2.1) million and $(0.5) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively. As of January 2, 2021, derivative currency assets (liabilities) of $16.6 million, $1.6 million, $(1.0) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. The unrealized gains on the effective portions of the hedges of $7.7 million net of tax, and $12.7 million net of tax, as of April 3, 2021 and January 2, 2021 respectively, were recorded in AOCI. At April 3, 2021, we had $1.5 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, we had $1.1 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on April 3, 2021 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$158.5	$1.5	$15.9	$(15.9)
Mexican Peso	177.7	8.6	17.8	(17.8)
Euro	285.5	3.4	28.6	(28.6)
Indian Rupee	46.9	0.7	4.7	(4.7)
Canadian Dollar	1.4	0.1	0.1	(0.1)
Australian Dollar	20.1	(0.2)	2.0	(2.0)
British Pound	11.3	—	1.1	(1.1)
Thai Baht	7.2	(0.7)	0.7	(0.7)
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
Derivative commodity assets (liabilities) of $16.4 million, $1.2 million, $(0.3) million, $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities at April 3, 2021. Derivative commodity assets of $11.4 million and $0.1 million were recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets, respectively, at January 2, 2021. The unrealized gain on the effective portion of the hedges of $12.9 million net of tax and $8.7 million net of tax, as of April 3, 2021 and January 2, 2021, respectively, was recorded in AOCI. At April 3, 2021, we had $5.2 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, there was an additional $2.6 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on April 3, 2021 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$126.3	$16.3	$12.6	$(12.6)
Aluminum	7.3	0.9	0.7	(0.7)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $29.4 million gains at April 3, 2021 includes $19.8 million of net current deferred gains expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended January 2, 2021, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our business and financial results are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Part I, Item 1A in our 2020 Annual Report on Form 10-K for the year ended January 2, 2021, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header “Cautionary Statement” contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock during the current quarter.

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended April 3, 2021, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on October 25, 2019, the Company's Board of Directors approved the authorization to purchase up to $250.0 million of shares.

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

Date: May 12, 2021