Form 10-Q
period 2021-07-03
REGAL BELOIT CORP
filed 2021-08-11
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 3, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On August 2, 2021 the registrant had outstanding 40,697,042 shares of common stock, $0.01 par value per share.

REGAL BELOIT CORPORATION

CAUTIONARY STATEMENT

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. This report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the Company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements may also include statements relating to the proposed acquisition of Rexnord Corporation's (“Rexnord”) Process & Motion Control business (the “PMC Business”) (the “Rexnord Transaction”), the benefits and synergies of the Rexnord Transaction, future opportunities for the Company, the PMC Business and the combined company, and any other statements regarding the Rexnord Transaction or the combined company. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

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
Mergers, Acquisitions and Divestitures
•the possibility that the conditions to the consummation of the Rexnord Transaction will not be satisfied, including shareholder approvals, that there will be delays in satisfying or adverse conditions related to the satisfaction of such conditions, or that the Rexnord Transaction will fail to be consummated or be delayed in being consummated for other reasons; the possibility that the IRS ruling sought in connection with the Rexnord Transaction will not be received on the terms requested, or at all, or that there will be delays in obtaining or adverse conditions related to the receipt of the IRS ruling;
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
•the ability to obtain the anticipated tax treatment of the Rexnord Transaction and related transactions;
•failure to successfully integrate the PMC Business and any other future acquisitions into our business or achieve expected financial results, operating results, synergies and operating efficiencies, due to factors including the future financial and operating performance of the acquired business, loss of key executives and employees, or operating costs, customer loss and business disruption being greater than expected;
•costs and indemnification obligations related to transactions, including the Rexnord Transaction;
•risks associated with any litigation related to the Rexnord Transaction or other transactions;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Sales	$886.9	$634.1	$1,701.0	$1,368.3
Cost of Sales	635.4	463.8	1,204.1	994.7
Gross Profit	251.5	170.3	496.9	373.6
Operating Expenses	140.2	121.6	288.5	253.5
Gain on Divestiture of Businesses	—	—	—	(0.1)
Asset Impairments	2.3	2.8	2.3	4.3
Total Operating Expenses	142.5	124.4	290.8	257.7
Income from Operations	109.0	45.9	206.1	115.9
Other Income, Net	(1.2)	(1.1)	(2.4)	(2.2)
Interest Expense	11.5	10.6	24.1	22.2
Interest Income	(1.7)	(1.4)	(3.2)	(2.5)
Income before Taxes	100.4	37.8	187.6	98.4
Provision for Income Taxes	19.2	8.5	39.4	22.4
Net Income	81.2	29.3	148.2	76.0
Less: Net Income Attributable to Noncontrolling Interests	1.6	1.2	3.0	2.1
Net Income Attributable to Regal Beloit Corporation	$79.6	$28.1	$145.2	$73.9
Earnings Per Share Attributable to Regal Beloit Corporation:
Basic	$1.96	$0.69	$3.57	$1.82
Assuming Dilution	$1.94	$0.69	$3.54	$1.81
Weighted Average Number of Shares Outstanding:
Basic	40.7	40.5	40.6	40.6
Assuming Dilution	41.0	40.7	41.0	40.7

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Income	$81.2	$29.3	$148.2	$76.0
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	10.0	18.0	(11.7)	(39.5)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $4.2 Million and $3.6 Million for the Three Months Ended July 3, 2021 and June 27, 2020 and $8.8 Million and $(5.8) Million for the Six Months Ended July 3, 2021 and June 27, 2020, Respectively	13.3	11.3	27.9	(18.3)
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(2.7) Million and $0.5 Million for the Three Months Ended July 3, 2021 and June 27, 2020 and $(5.5) Million and $(0.1) Million for the Six Months Ended July 3, 2021 and June 27, 2020, Respectively	(8.6)	1.6	(17.3)	(0.4)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million for the Three Months Ended July 3, 2021 and June 27, 2020 and $0.2 Million and $0.1 Million for the Six Months Ended July 3, 2021 and June 27, 2020, Respectively	0.4	0.1	0.7	0.2
Other Comprehensive Income (Loss)	15.1	31.0	(0.4)	(58.0)
Comprehensive Income	96.3	60.3	147.8	18.0
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2.3	1.1	3.4	1.3
Comprehensive Income Attributable to Regal Beloit Corporation	$94.0	$59.2	$144.4	$16.7
        See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	July 3, 2021	January 2, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$618.5	$611.3
Trade Receivables, Less Allowances of $18.4 Million and $18.3 Million in 2021 and 2020, Respectively	558.0	432.0
Inventories	759.2	690.3
Prepaid Expenses and Other Current Assets	141.0	108.6
Assets Held for Sale	7.5	9.1
Total Current Assets	2,084.2	1,851.3
Net Property, Plant and Equipment	534.1	555.5
Operating Lease Assets	71.8	73.4
Goodwill	1,511.8	1,518.2
Intangible Assets, Net of Amortization	504.9	530.3
Deferred Income Tax Benefits	45.3	43.9
Other Noncurrent Assets	21.6	16.4
Total Assets	$4,773.7	$4,589.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$461.4	$360.1
Dividends Payable	13.4	12.2
Accrued Compensation and Employee Benefits	77.4	76.6
Other Accrued Expenses	133.7	120.5
Current Operating Lease Liabilities	22.0	21.6
Current Maturities of Long-Term Debt	230.9	231.0
Total Current Liabilities	938.8	822.0
Long-Term Debt	789.0	840.4
Deferred Income Taxes	175.3	172.0
Pension and Other Post Retirement Benefits	63.7	69.5
Noncurrent Operating Lease Liabilities	53.2	55.1
Other Noncurrent Liabilities	57.2	53.0
Contingencies (see Note 13)
Equity:
Regal Beloit Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.7 Million and 40.6 Million Shares Issued and Outstanding for 2021 and 2020, Respectively	0.4	0.4
Additional Paid-In Capital	698.4	696.6
Retained Earnings	2,130.3	2,010.7
Accumulated Other Comprehensive Loss	(164.1)	(163.3)
Total Regal Beloit Corporation Shareholders' Equity	2,665.0	2,544.4
Noncontrolling Interests	31.5	32.6
Total Equity	2,696.5	2,577.0
Total Liabilities and Equity	$4,773.7	$4,589.0
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
April 3, 2021	$0.4	$698.1	$2,064.1	$(178.5)	$33.7	$2,617.8
Net Income	—	—	79.6	—	1.6	81.2
Other Comprehensive Income	—	—	—	14.4	0.7	15.1
Dividends Declared ($0.33 Per Share)	—	—	(13.4)	—	—	(13.4)
Stock Options Exercised	—	(4.2)	—	—	—	(4.2)
Share-Based Compensation	—	4.5	—	—	—	4.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
July 3, 2021	$0.4	$698.4	$2,130.3	$(164.1)	$31.5	$2,696.5

March 28, 2020	$0.4	$692.5	$1,903.8	$(326.1)	$29.5	$2,300.1
Net Income	—	—	28.1	—	1.2	29.3
Other Comprehensive Income (Loss)	—	—	—	31.1	(0.1)	31.0
Dividends Declared ($0.30 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(1.3)	—	—	—	(1.3)
Share-Based Compensation	—	2.8	—	—	—	2.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.7)	(2.7)
June 27, 2020	$0.4	$694.0	$1,919.7	$(295.0)	$27.9	$2,347.0

	Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
January 2, 2021	$0.4	$696.6	$2,010.7	$(163.3)	$32.6	$2,577.0
Net Income	—	—	145.2	—	3.0	148.2
Other Comprehensive Income (Loss)	—	—	—	(0.8)	0.4	(0.4)
Dividends Declared ($0.63 Per Share)	—	—	(25.6)	—	—	(25.6)
Stock Options Exercised	—	(6.0)	—	—	—	(6.0)
Share-Based Compensation	—	7.8	—	—	—	7.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
July 3, 2021	$0.4	$698.4	$2,130.3	$(164.1)	$31.5	$2,696.5

December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	73.9	—	2.1	76.0
Other Comprehensive Loss	—	—	—	(57.2)	(0.8)	(58.0)
Dividends Declared ($0.60 Per Share)	—	—	(24.3)	—	—	(24.3)
Stock Options Exercised	—	(2.2)	—	—	—	(2.2)
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Share-Based Compensation	—	5.5	—	—	—	5.5
Adoption of ASU 2016-13	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.7)	(2.7)
June 27, 2020	$0.4	$694.0	$1,919.7	$(295.0)	$27.9	$2,347.0
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	July 3, 2021	June 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$148.2	$76.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	62.3	65.9
Asset Impairments	2.3	4.3
Noncash Lease Expense	12.4	14.8
Loss on Sale or Disposition of Assets, Net	0.5	1.4
Share-Based Compensation Expense	7.8	5.5
Financing Fees Amortization	8.6	0.7
Gain on Divestiture of Businesses	—	(0.1)
Change in Operating Assets and Liabilities	(105.5)	21.1
Net Cash Provided by Operating Activities	136.6	189.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(24.3)	(20.4)
Proceeds Received from Sales of Property, Plant and Equipment	1.8	5.3
Business Acquisitions, Net of Cash Acquired	(3.8)	—
Proceeds from Divestiture of Businesses	—	0.3
Net Cash Used in Investing Activities	(26.3)	(14.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	183.7	669.7
Repayments Under Revolving Credit Facility	(183.7)	(682.1)
Proceeds from Short-Term Borrowings	6.2	2.3
Repayments of Short-Term Borrowings	(6.2)	(2.3)
Proceeds from Long-Term Borrowings	—	0.1
Repayments of Long-Term Borrowings	(50.2)	(0.2)
Dividends Paid to Shareholders	(24.4)	(24.3)
Shares Surrendered for Taxes	(6.1)	(2.5)
Proceeds from the Exercise of Stock Options	0.1	0.2
Repurchase of Common Stock	—	(25.0)
Distributions to Noncontrolling Interests	(4.5)	(2.7)
Financing Fees Paid	(17.0)	—
Net Cash Used in Financing Activities	(102.1)	(66.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1.0)	(7.2)
Net Increase in Cash and Cash Equivalents	7.2	100.8
Cash and Cash Equivalents at Beginning of Period	611.3	331.4
Cash and Cash Equivalents at End of Period	$618.5	$432.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$15.3	$21.8
Income taxes	$46.3	$15.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL BELOIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2021
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Beloit Corporation (the “Company”) as of January 2, 2021, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of July 3, 2021 and for the three and six months ended July 3, 2021 and June 27, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed on March 2, 2021.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended July 3, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 1, 2022.
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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	July 3, 2021	January 2, 2021
Raw Material and Work in Process	49.5%	48.7%
Finished Goods and Purchased Parts	50.5%	51.3%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 48.1% of the Company's inventory at July 3, 2021, and 50.0% at January 2, 2021 was determined using the last-in, first-out ("LIFO") method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	July 3, 2021	January 2, 2021
Land and Improvements		$74.9	$76.1
Buildings and Improvements	3 - 50	288.4	290.7
Machinery and Equipment	3 - 15	979.3	978.2
Property, Plant and Equipment		1,342.6	1,345.0
Less: Accumulated Depreciation		(808.5)	(789.5)
Net Property, Plant and Equipment		$534.1	$555.5

For the three and six months ended July 3, 2021, the Company recognized $2.3 million of asset impairment related to the transfer of assets to held for sale. For the three and six months ended June 27, 2020, the Company recognized $2.8 million and $4.3 million, respectively, of asset impairments related to the transfer of assets to held for sale.

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
Returns, Refunds, and Warranties
The Company’s contracts do not explicitly offer a “general” right of return to its customers (e.g., customers ordered excess products and return unused items). Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company generally only offers limited warranties which are considered to be assurance type warranties and are not accounted for as separate performance obligations. Customers generally receive repair or replacement on products that do not function to specification. Estimated product warranties are provided for specific product groups and the Company accrues for estimated future warranty cost in the period in which the sale is recognized. The Company estimates the accrual requirements based on historical warranty loss experience and the cost is included in Cost of Sales.
Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, they are entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
July 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$176.1	$73.9	$226.7	$173.2	$649.9
Asia	53.5	46.9	7.7	7.4	115.5
Europe	26.7	12.1	10.4	25.1	74.3
Rest-of-World	13.0	12.3	12.5	9.4	47.2
Total	$269.3	$145.2	$257.3	$215.1	$886.9

June 27, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$112.5	$69.2	$158.8	$123.2	$463.7
Asia	28.9	36.6	1.0	7.5	74.0
Europe	25.5	14.7	7.5	22.2	69.9
Rest-of-World	9.0	0.1	10.9	6.5	26.5
Total	$175.9	$120.6	$178.2	$159.4	$634.1

	Six Months Ended
July 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$330.2	$145.0	$436.4	$337.0	$1,248.6
Asia	99.5	90.1	17.0	14.3	220.9
Europe	51.4	23.7	19.9	48.6	143.6
Rest-of-World	25.2	22.8	23.1	16.8	87.9
Total	$506.3	$281.6	$496.4	$416.7	$1,701.0

June 27, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$255.9	$142.1	$343.4	$284.1	$1,025.5
Asia	52.3	73.4	9.6	12.4	147.7
Europe	54.0	27.9	15.1	46.1	143.1
Rest-of-World	13.1	6.8	20.2	11.9	52.0
Total	$375.3	$250.2	$388.3	$354.5	$1,368.3

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of July 3, 2021 and January 2, 2021 were $7.5 million and $9.1 million, respectively.

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

Closing of the Rexnord Transaction is subject to various closing conditions, including the receipt of the approval of the Company's and Rexnord's shareholders and other customary closing conditions.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

	Three Months Ended
July 3, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$29.4	$(30.8)	$(177.1)	$(178.5)
Other Comprehensive Income before Reclassifications	17.5	—	9.3	26.8
Tax Impact	(4.2)	—	—	(4.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(11.3)	0.5	—	(10.8)
Tax Impact	2.7	(0.1)	—	2.6
Net Current Period Other Comprehensive Income	4.7	0.4	9.3	14.4
Ending Balance	$34.1	$(30.4)	$(167.8)	$(164.1)

June 27, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(23.6)	$(30.5)	$(272.0)	$(326.1)
Other Comprehensive Income (Loss) before Reclassifications	14.9	(0.1)	18.2	33.0
Tax Impact	(3.6)	—	—	(3.6)
Amounts Reclassified from Accumulated Other Comprehensive Income	2.1	0.2	—	2.3
Tax Impact	(0.5)	(0.1)	—	(0.6)
Net Current Period Other Comprehensive Income	12.9	—	18.2	31.1
Ending Balance	$(10.7)	$(30.5)	$(253.8)	$(295.0)

	Six Months Ended
	July 3, 2021
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$23.5	$(31.1)	$(155.7)	$(163.3)
Other Comprehensive Income (Loss) before Reclassifications	36.7	—	(12.1)	24.6
Tax Impact	(8.8)	—	—	(8.8)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(22.8)	0.9	—	(21.9)
Tax Impact	5.5	(0.2)	—	5.3
Net Current Period Other Comprehensive Income (Loss)	10.6	0.7	(12.1)	(0.8)
Ending Balance	$34.1	$(30.4)	$(167.8)	$(164.1)

	Six Months Ended
	June 27, 2020
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$8.0	$(31.0)	$(214.8)	$(237.8)
Other Comprehensive Income (Loss) before Reclassifications	(24.1)	0.3	(39.0)	(62.8)
Tax Impact	5.8	—	—	5.8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.5)	0.3	—	(0.2)
Tax Impact	0.1	(0.1)	—	—
Net Current Period Other Comprehensive Income (Loss)	(18.7)	0.5	(39.0)	(57.2)
Ending Balance	$(10.7)	$(30.5)	$(253.8)	$(295.0)

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

The following table presents changes to goodwill during the six months ended July 3, 2021 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2021	$1,518.2	$433.3	$163.7	$330.8	$590.4
Translation Adjustments	(6.4)	(1.5)	(0.7)	(0.2)	(4.0)
Balance as of July 3, 2021	$1,511.8	$431.8	$163.0	$330.6	$586.4

Cumulative Goodwill Impairment Charges	$295.7	$183.2	$72.1	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		July 3, 2021		January 2, 2021
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$704.1	$366.1	$708.6	$349.4
Technology	14	145.9	110.0	146.3	108.0
Trademarks	14	37.0	28.4	37.7	27.7
		887.0	504.5	892.6	485.1
Non-Amortizable Trade Name		122.4	—	122.8	—
		$1,009.4	$504.5	$1,015.4	$485.1

Intangible Assets, Net of Amortization		$504.9		$530.3

Amortization expense recorded for the three and six months ended July 3, 2021 was $11.1 million and $22.3 million, respectively. Amortization expense recorded for the three and six months ended June 27, 2020 was $12.2 million and $24.4 million, respectively. Amortization expense for fiscal year 2021 is estimated to be $43.3 million. There were no intangible asset impairments during the three and six months ended July 3, 2021 and June 27, 2020, respectively.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2022	$41.5
2023	41.5
2024	40.9
2025	38.8
2026	35.3

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

	Three Months Ended
July 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$269.3	$145.2	$257.3	$215.1	$—	$886.9
Intersegment Sales	19.9	7.3	5.1	0.8	(33.1)	—
Total Sales	289.2	152.5	262.4	215.9	(33.1)	886.9
Gross Profit	67.5	26.2	74.0	83.8	—	251.5
Operating Expenses	40.3	23.1	27.0	49.8	—	140.2
Asset Impairments	1.8	—	0.5	—	—	2.3
Total Operating Expenses	42.1	23.1	27.5	49.8	—	142.5
Income from Operations	25.4	3.1	46.5	34.0	—	109.0
Depreciation and Amortization	7.8	5.7	3.6	13.4	—	30.5
Capital Expenditures	4.5	3.3	3.0	2.8	—	13.6

June 27, 2020
External Sales	$175.9	$120.6	$178.2	$159.4	$—	$634.1
Intersegment Sales	16.9	9.1	3.9	0.6	(30.5)	—
Total Sales	192.8	129.7	182.1	160.0	(30.5)	634.1
Gross Profit	42.4	24.9	47.4	55.6	—	170.3
Operating Expenses	34.2	21.7	26.6	39.1	—	121.6
Asset Impairments	2.0	—	0.8	—	—	2.8
Total Operating Expenses	36.2	21.7	27.4	39.1	—	124.4
Income from Operations	6.2	3.2	20.0	16.5	—	45.9
Depreciation and Amortization	8.3	6.0	5.0	14.0	—	33.3
Capital Expenditures	2.2	2.3	2.6	2.4	—	9.5

	Six Months Ended
July 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$506.3	$281.6	$496.4	$416.7	$—	$1,701.0
Intersegment Sales	37.4	11.0	9.4	1.5	(59.3)	—
Total Sales	543.7	292.6	505.8	418.2	(59.3)	1,701.0
Gross Profit	133.0	53.0	148.0	162.9	—	496.9
Operating Expenses	78.3	46.2	57.7	106.3	—	288.5
Asset Impairments	1.8	—	0.5	—	—	2.3
Total Operating Expenses	80.1	46.2	58.2	106.3	—	290.8
Income from Operations	52.9	6.8	89.8	56.6	—	206.1
Depreciation and Amortization	15.6	11.6	8.1	27.0	—	62.3
Capital Expenditures	7.8	5.7	6.2	4.6	—	24.3

June 27, 2020
External Sales	$375.3	$250.2	$388.3	$354.5	$—	$1,368.3
Intersegment Sales	28.7	15.8	8.4	1.3	(54.2)	—
Total Sales	404.0	266.0	396.7	355.8	(54.2)	1,368.3
Gross Profit	92.7	47.9	106.8	126.2	—	373.6
Operating Expenses	71.7	44.6	56.0	81.2	—	253.5
Gain on Divestiture of Businesses	(0.1)	—	—	—	—	(0.1)
Asset Impairments	2.8	0.2	1.3	—	—	4.3
Total Operating Expenses	74.4	44.8	57.3	81.2	—	257.7
Income from Operations	18.3	3.1	49.5	45.0	—	115.9
Depreciation and Amortization	16.6	11.9	9.7	27.7	—	65.9
Capital Expenditures	5.3	4.3	6.2	4.6	—	20.4

The following table presents identifiable assets information attributable to the Company's operating segments as of July 3, 2021 and January 2, 2021 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of July 3, 2021	$1,390.5	$870.2	$966.1	$1,546.9	$4,773.7
Identifiable Assets as of January 2, 2021	1,319.6	837.5	890.4	1,541.5	4,589.0

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of July 3, 2021 and January 2, 2021 (in millions):

	July 3, 2021	January 2, 2021
Term Facility	$620.0	$670.0
Senior Notes	400.0	400.0
Other	4.3	4.6
Less: Debt Issuance Costs	(4.4)	(3.2)
Total	1,019.9	1,071.4
Less: Current Maturities	230.9	231.0
Long-Term Debt	$789.0	$840.4
Credit Agreement
On March 17, 2021, the Company entered into an amendment (the "First Amendment") with the Company's lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to, among other things, (i) permit the consummation of the Rexnord Transaction and the incurrence of indebtedness and liens in an aggregate principal amount not to exceed $2.1 billion (plus an additional $487.0 million of capacity for the DDTL Facility described below) in connection with the Rexnord Transaction; (ii) provide an increase in the aggregate principal amount of the revolving commitments under the Credit Agreement from $500.0 million to $750.0 million, (iii) provide an increase in the maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated funded debt to EBITDA) permitted as of the last day of any fiscal quarter to 4.50 to 1.00, to the extent the funded debt to EBITDA ratio exceeds 3.00 to 1.00 upon the consummation of the Rexnord Transaction. The amendment is subject to customary and market provisions.
Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in an original aggregate principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in an aggregate principal amount of $500.0 million (increased as of the effectiveness of the First Amendment to $750.0 million) (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility under the Credit Agreement was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended July 3, 2021 and June 27, 2020 was 1.4% and 1.6%, respectively. The weighted average interest rate on the Term Facility for the six months ended July 3, 2021 and June 27, 2020 was 1.5% and 2.9%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At July 3, 2021, the Company had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility, and $749.8 million of available borrowing capacity. For the three months ended July 3, 2021 and June 27, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $2.4 million and $408.7 million, respectively, and the weighted average interest rate was 1.4% and 1.9%, respectively. For the six months ended July 3, 2021 and June 27, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $4.9 million and $258.8 million, respectively, and the weighted average interest rate was 1.4% and 2.4%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At July 3, 2021, the Company had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of July 3, 2021, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively, on the Condensed Consolidated Balance Sheets.

The following table presents details on the Notes at July 3, 2021 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

The senior note that matured after quarter end on July 14, 2021, was paid via cash from operations and a draw on the Multicurrency Revolving Facility.

Compliance with Financial Covenants

The Credit Agreement and the Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Notes and the Credit Agreement as of July 3, 2021.
Other Notes Payable

At July 3, 2021, other notes payable of approximately $4.3 million were outstanding with a weighted average interest rate of 4.9%. At January 2, 2021, other notes payable of approximately $4.6 million were outstanding with a weighted average rate of 4.9%.

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

Further, the Company entered into an additional debt commitment letter (the “Backstop Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide a 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $1.1 billion to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement in the event that certain required consents from the lenders under the Credit Agreement could not be obtained. On March 17, 2021, as further described above, the Company entered into the First Amendment to, among other things (i) permit the consummation of the Rexnord Transaction, as applicable, (ii) permit the incurrence of indebtedness to finance the Company Special Dividend and to finance the cash payment of Land to a subsidiary of Rexnord (the "Land Cash Payment") as contemplated by the Rexnord Transaction; and (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Existing Credit Agreement, as described in detail above under "Credit Agreement". Upon the effectiveness of the First Amendment, the Backstop Commitment Letter and the commitments thereunder were terminated.

In connection with the Rexnord Transaction, Land also entered into a debt commitment letter (the “Land Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $487.0 million of bridge loans under a 364-day senior bridge loan facility to be used to pay the Land Cash Payment. Pursuant to the terms of the Merger Agreement, Land has entered into a permitted alternative financing to replace the commitments under the Land Commitment Letter. In particular, on May 14, 2021, Land entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of $487.0 million, maturing in August 2023 (the "DDTL Facility"). Subject to satisfaction of the conditions therein, the DDTL Facility may be drawn in connection with the consummation of the Rexnord Transaction in order to fund the Land Cash Payment. The loans under the DDTL Facility will bear interest at floating rates, plus an applicable margin determined by reference to a consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. Upon the effectiveness of the DDTL Facility, the Land Commitment Letter and the commitments thereunder were terminated. If the Rexnord Transaction is consummated, the indebtedness contemplated by the Land Commitment Letter and DDTL Facility will become indebtedness of a wholly-owned subsidiary of the Company.

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

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $1,031.1 million and $1,085.8 million as of July 3, 2021 and January 2, 2021, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service Cost	$0.3	$0.3	$0.6	$1.1
Interest Cost	1.4	2.0	2.9	4.1
Expected Return on Plan Assets	(3.1)	(3.3)	(6.2)	(6.6)
Amortization of Prior Service Cost and Net Actuarial Loss	0.5	0.2	0.9	0.3
Net Periodic Benefit Income	$(0.9)	$(0.8)	$(1.8)	$(1.1)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended July 3, 2021 and June 27, 2020, the Company contributed $1.6 million and $1.2 million, respectively, to post retirement plans. For the six months ended July 3, 2021 and June 27, 2020, the Company contributed $2.8 million and $2.3 million, respectively. The Company expects to make total contributions of $5.8 million in 2021. The Company contributed a total of $8.5 million in fiscal 2020.

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

Short-term and variable lease expenses were immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating Lease Cost	$7.7	$7.6	$15.4	$15.3
Finance Lease Cost:
Amortization of ROU Assets	0.1	0.1	0.2	0.2
Interest on Lease Liabilities	0.1	—	0.1	0.1
Total Lease Expense	$7.9	7.7	$15.7	$15.6

Maturity of lease liabilities as of July 3, 2021 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2021	$14.3	$0.3	$14.6
2022	22.4	0.5	22.9
2023	15.6	0.6	16.2
2024	10.6	0.6	11.2
2025	8.0	0.6	8.6
Thereafter	18.7	1.3	20.0
Total Lease Payments	$89.6	$3.9	$93.5
Less: Interest	(14.4)	(0.7)	(15.1)
Present Value of Lease Liabilities	$75.2	$3.2	$78.4

Other information related to leases was as follows (in millions):

	Six Months Ended
Supplemental Cash Flows Information	July 3, 2021	June 27, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows Used For Operating Leases	$12.4	$14.8
Operating Cash Flows Used For Finance Leases	0.1	0.1
Financing Cash Flows Used For Finance Leases	0.2	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	9.7	18.3
Weighted Average Remaining Lease Term
Operating Leases	4.4 years	5.2 years
Finance Leases	6.8 years	7.8 years
Weighted Average Discount Rate
Operating Leases	6.7%	8.3%
Finance Leases	5.9%	5.9%

As of July 3, 2021, the Company has additional operating leases that have not yet commenced for future lease payments of $5.8 million. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 25, 2019, the Company's Board of Directors approved the authorization to purchase up to $250.0 million of shares. The Company did not repurchase and retire any common stock during the three and six months ended July 3, 2021. For the six months ended June 27, 2020, the Company repurchased and retired 315,072 shares of its common stock at an average cost of $79.38 for a total cost of $25.0 million.

As of July 3, 2021, there was approximately $210.0 million in common stock available for repurchase under the October 2019 program.

Share-Based Compensation

The Company recognized approximately $4.5 million and $2.8 million in share-based compensation expense for the three months ended July 3, 2021 and June 27, 2020, respectively. Share-based compensation expense was $7.8 million and $5.5 million for the six months ended July 3, 2021 and June 27, 2020, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.7 million and $0.2 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.3 million and $0.4 million for the six months ended July 3, 2021 and June 27, 2020, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of July 3, 2021, total unrecognized compensation cost related to share-based compensation awards was approximately $25.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years.

Approximately 1.6 million shares were available for future grant under the 2018 Equity Incentive Plan as of July 3, 2021.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in or after fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the six months ended July 3, 2021 and June 27, 2020, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the six months ended July 3, 2021 and June 27, 2020 (in millions):

	July 3, 2021	June 27, 2020
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$6.7	$3.1
Cash Received from Stock Option Exercises	0.1	0.2
Income Tax Benefit from the Exercise of SARs	0.5	0.4
Total Fair Value of Share-Based Incentive Awards Vested	3.9	1.8

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2021	2020
Per share weighted average fair value of grants	$37.43	$21.23
Risk-free interest rate	0.6%	1.5%
Expected life (years)	5.0	7.0
Expected volatility	32.5%	25.2%
Expected dividend yield	0.9%	1.4%

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

The following table presents a summary of share-based incentive plan grant activity for the six months ended July 3, 2021.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 2, 2021	577,509	$79.35	7.0	$25.1
Granted	114,069	140.28
Exercised	(98,418)	75.97
Forfeited	(19,660)	85.81
Expired	(4,050)	72.29
Outstanding as of July 3, 2021	569,450	$91.96	7.4	$24.3
Exercisable as of July 3, 2021	242,394	$76.02	5.9	$13.9

Compensation expense recognized related to SARs was $2.2 million for the six months ended July 3, 2021.
As of July 3, 2021, there was $7.6 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.4 years.

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
The following table presents a summary of RSA award activity for the six months ended July 3, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of January 2, 2021	16,280	$70.05	0.3
Granted	7,760	149.50
Vested	(16,280)	70.05
Unvested RSAs as of July 3, 2021	7,760	$149.50	0.8

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.6 million for the six months ended July 3, 2021.

As of July 3, 2021, there was $1.0 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.8 years.
The following table presents a summary of RSU award activity for the six months ended July 3, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of January 2, 2021	164,398	$81.16	1.7
Granted	48,280	136.98
Vested	(63,177)	79.19
Forfeited	(6,589)	83.78
Unvested RSUs as of July 3, 2021	142,912	$100.12	2.1
RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in or after fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $3.3 million for the six months ended July 3, 2021.
As of July 3, 2021, there was $10.0 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.
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

The assumptions used in the Company's Monte Carlo simulation were as follows:

	2021	2020
Risk-free interest rate	0.2%	1.4%
Expected life (years)	3.0	3.0
Expected volatility	37.0%	24.0%
Expected dividend yield	0.9%	1.4%

The following table presents a summary of PSU activity for the six months ended July 3, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of January 2, 2021	87,522	$97.59	1.8
Granted	33,125	122.36
Vested	(10,891)	91.65
Forfeited	(10,651)	78.88
Unvested PSUs as of July 3, 2021	99,105	$109.68	1.9
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $1.7 million for the six months ended July 3, 2021. Total unrecognized compensation expense for all PSUs granted as of July 3, 2021 is estimated to be $6.5 million which is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

11. INCOME TAXES
The effective tax rate for the three months ended July 3, 2021 was 19.1% versus 22.5% for the three months ended June 27, 2020. The effective tax rate for the six months ended July 3, 2021 and June 27, 2020 was 21.0% and 22.8%, respectively. The change in the effective tax rate for the three and six months ended July 3, 2021 was primarily driven by the mix of earnings.
As of July 3, 2021 and January 2, 2021, the Company had approximately $9.3 million and $6.8 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $2.9 million and $2.7 million of accrued interest as of July 3, 2021 and January 2, 2021, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2015, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2013.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.1 million and 0.6 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The amount of the anti-dilutive shares were 0.1 million and 0.5 million for the six months ended July 3, 2021 and June 27, 2020, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Denominator for Basic Earnings Per Share	40.7	40.5	40.6	40.6
Effect of Dilutive Securities	0.3	0.2	0.4	0.1
Denominator for Diluted Earnings Per Share	41.0	40.7	41.0	40.7

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning Balance	$16.3	$15.4	$15.5	$15.1
Less: Payments	(4.2)	(3.3)	(8.7)	(6.9)
Provisions	4.6	3.5	10.0	7.5
Translation Adjustments	—	0.1	(0.1)	—
Ending Balance	$16.7	$15.7	$16.7	$15.7
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of July 3, 2021 or June 27, 2020.
Cash Flow Hedges
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
At July 3, 2021, the Company had $10.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, the Company had $3.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.

As of July 3, 2021, the Company had the following currency forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$146.1
Mexican Peso	194.1
Euro	141.7
Indian Rupee	49.5
Canadian Dollar	1.0
Australian Dollar	20.3
British Pound	10.8
Thai Baht	5.7

As of July 3, 2021, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$135.5
Aluminum	8.0

In April 2018, the Company entered into a spot, non-amortizing interest rate swap to pay fixed/ receive floating with a notional amount of $88.4 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. The swap expired in April, 2021 and was settled using cash from operations.
The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps became effective July 2021 and will expire in July 2025.

The following table presents the fair values of derivative instruments as of July 3, 2021 and January 2, 2021 (in millions):

	July 3, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$1.8	$—	$—
Currency Contracts	13.6	0.9	0.9	0.1
Commodity Contracts	16.3	1.1	1.4	0.5
Not Designated as Hedging Instruments:
Currency Contracts	—	—	0.3	—
Commodity Contracts	0.4	0.1	—	—
Total Derivatives	$30.3	$3.9	$2.6	$0.6

	January 2, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$0.7	$1.4
Currency Contracts	16.4	1.6	1.0	0.1
Commodity Contracts	11.3	0.1	—	—
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	—	—
Commodity Contracts	0.1	—	—	—
Total Derivatives	$28.0	$1.7	$1.7	$1.5

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	July 3, 2021				June 27, 2020
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$10.9	$7.5	$(0.9)	$17.5	$12.6	$2.8	$(0.5)	$14.9
Amounts Reclassified from Other Comprehensive Income (Loss):
Loss recognized in Net Sales	—	—	—	—	—	(0.1)	—	(0.1)
Gain (Loss) Recognized in Cost of Sales	8.6	4.0	—	12.6	(0.9)	0.3	—	(0.6)
Loss Recognized in Operating Expenses	—	(1.3)	—	(1.3)	—	(1.6)	—	(1.6)
Gain Recognized in Interest Expense	—	—	—	—	—	—	0.2	0.2

	Six Months Ended
	July 3, 2021				June 27, 2020
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$25.0	$7.7	$4.0	$36.7	$(0.7)	$(22.3)	$(1.1)	$(24.1)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	—	—	—
Gain (Loss) Recognized in Cost of Sales	13.8	6.6	—	20.4	(2.0)	2.8	—	0.8
Gain (Loss) Recognized in Operating Expenses	—	2.2	—	2.2	—	(0.9)	—	(0.9)
Gain Recognized in Interest Expense	—	—	0.1	0.1	—	—	0.6	0.6

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	July 3, 2021		June 27, 2020
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.2	$—	$0.1	$—
Gain (Loss) recognized in Operating Expenses	—	(3.7)	—	2.1

	Six Months Ended
	July 3, 2021		June 27, 2020
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.4	$—	$—	$—
Gain (Loss) recognized in Operating Expenses	—	2.1	—	(1.3)

The net AOCI hedging component balance of a $34.1 million gain at July 3, 2021 includes $20.9 million of net current deferred gain expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended July 3, 2021 and January 2, 2021.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	July 3, 2021
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.6	$(1.2)	$12.4
Derivative Commodity Contracts	16.7	(1.4)	15.3
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	—	0.9
Derivative Commodity Contracts	1.2	(0.4)	0.8
Other Accrued Expenses:
Derivative Currency Contracts	1.2	(1.2)	—
Derivative Commodity Contracts	1.4	(1.4)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	0.1
Derivative Commodity Contracts	0.5	(0.4)	0.1

	January 2, 2021
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$16.6	$(1.0)	$15.6
Derivative Commodity Contracts	11.4	—	11.4
Other Noncurrent Assets:
Derivative Currency Contracts	1.6	—	1.6
Derivative Commodity Contracts	0.1	—	0.1
Other Accrued Expenses:
Derivative Currency Contracts	1.0	(1.0)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of July 3, 2021 and January 2, 2021, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at July 3, 2021 and January 2, 2021.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 3, 2021 and January 2, 2021 (in millions):

	July 3, 2021	January 2, 2021	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.6	$16.6	Level 2
Derivative Commodity Contracts	16.7	11.4	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.7	6.5	Level 1
Derivative Currency Contracts	0.9	1.6	Level 2
Derivative Commodity Contracts	1.2	0.1	Level 2
Interest Rate Swap	1.8	—	Level 2
Liabilities:
Other Accrued Expenses:
Interest Rate Swap	—	0.7	Level 2
Derivative Currency Contracts	1.2	1.0	Level 2
Derivative Commodity Contracts	1.4	—	Level 2
Other Noncurrent Liabilities:
Interest Rate Swap	—	1.4	Level 2
Derivative Currency Contracts	0.1	0.1	Level 2
Derivative Commodity Contracts	0.5	—	Level 2
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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning Balance	$2.7	$2.4	$2.0	$0.9
Provision	1.5	7.8	3.2	12.9
Less: Payments/ Other	1.7	7.3	2.7	10.9
Ending Balance	$2.5	$2.9	$2.5	$2.9

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and six months ended July 3, 2021 and June 27, 2020, respectively (in millions):

	Three Months Ended
	July 3, 2021			June 27, 2020
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.2	$0.2	$0.4	$1.4	$2.6	$4.0
Facility Related Costs	0.8	0.1	0.9	3.2	0.4	3.6
Other Expenses	0.2	—	0.2	0.2	—	0.2
Total Restructuring Costs	$1.2	$0.3	$1.5	$4.8	$3.0	$7.8

	Six Months Ended
	July 3, 2021			June 27, 2020
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.4	$0.6	$1.0	$2.9	$3.0	$5.9
Facility Related Costs	1.6	0.3	1.9	5.9	0.8	6.7
Other Expenses	0.3	—	0.3	0.3	—	0.3
Total Restructuring Costs	$2.3	$0.9	$3.2	$9.1	$3.8	$12.9

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
July 3, 2021	$1.5	$0.1	$0.3	$0.3	$0.8
June 27, 2020	$7.8	$2.3	$2.0	$1.3	$2.2

Restructuring Costs - Six Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
July 3, 2021	$3.2	$0.3	$0.8	$0.6	$1.5
June 27, 2020	$12.9	$4.1	$2.9	$2.4	$3.5

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $3.5 million which includes $1.9 million of employee termination expenses and $1.6 million of facility related costs on approved projects. The Company anticipates total restructuring costs of approximately $16.0 million for fiscal 2021 excluding costs related to the Rexnord Transaction.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events since July 3, 2021, the date of these financial statements, and is not aware of any events to disclose.

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

We continue to monitor the pandemic and make adjustments to the business as necessary to address any limitations or negative impacts.

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

Closing of the Rexnord Transaction is subject to various closing conditions, including the consummation of the Reorganization and the Distributions, receipt of the approval of our shareholders and Rexnord's stockholders and other customary closing conditions.

Outlook
The Company is projecting increased sales growth for the remainder of the year which assumes no material decline in production capacity or its ability to conduct commercial operations, either from COVID-related disruptions, or other factors, including supply chain disruptions, versus levels as of the date of this report. The guidance does not take into account any costs, expenses or other effects with respect to the Rexnord Transaction.

Results of Operations
Three Months Ended July 3, 2021 Compared to June 27, 2020
Net sales increased $252.8 million or 39.9% for the second quarter 2021 compared to the second quarter 2020. The increase consisted of positive organic sales of 37.2% and positive foreign currency translation of 2.7%. The increase was primarily driven by sales increases in North American markets and a resurgence in China. Gross profit increased $81.2 million or 47.7% for the second quarter 2021 as compared to the second quarter 2020. The increase in gross profit was driven by increase in volume and partially offset by increased freight and material costs. Total operating expenses for the second quarter 2021 increased $18.1 million or 14.5% as compared to the second quarter 2020. The increase was primarily driven by due diligence fees associated with the Rexnord Transaction, and employee related wage and benefit costs which were partially offset by foreign exchange gains.
Commercial Systems Segment net sales for the second quarter 2021 were $269.3 million, an increase of $93.4 million or 53.1% as compared to the second quarter 2020. The increase consisted of positive organic sales of 49.6% and positive foreign currency translation of 3.5%. The increase was primarily driven by strong growth in general industry and pool pump business as well as solid gains in the Asia Pacific market. Gross profit increased $25.1 million or 59.2% as compared to the second quarter 2020. The increase in gross profit was primarily driven by the increase in volume and favorable product mix, partially offset by increased freight cost. Total operating expenses for the second quarter 2021 were $42.1 million compared to $36.2 million in the second quarter 2020. The $5.9 million or 16.3% increase was primarily driven by higher employee related wage and benefit costs as well as increased engineering expenses.
Industrial Systems Segment net sales for the second quarter 2021 were $145.2 million, an increase of $24.6 million or 20.4% as compared to the second quarter 2020. The increase consisted of positive organic sales of 15.2% and positive foreign currency translation of 5.2%. The increase was primarily driven by strength in the data center market, demand for industrial motors in North America and resurgent economic growth in the China market. Gross profit increased $1.3 million or 5.2% as compared to the second quarter 2020. The increase in gross profit was primarily driven by strong volumes, favorable mix and positive price realization, offset by material inflation and the impact of supply chain disruptions. Total operating expenses for the second quarter 2021 and 2020 were $23.1 million and $21.7 million, respectively. The increase in operating expenses was due to higher employee related wage and benefit costs, higher variable selling costs on stronger sales volume, and increased administrative costs partially offset by general cost savings initiatives and foreign exchange gains.

Climate Solutions Segment net sales were $257.3 million, an increase of $79.1 million or 44.4% as compared to the second quarter 2020. The increase consisted of positive organic sales of 43.4% and positive foreign currency translation of 1.0%. The increase was primarily due to continued strong demand in North American residential HVAC and recovering demand in EMEA. Gross profit increased $26.6 million or 56.1% compared to the second quarter 2020. The increase in gross profit was primarily driven by increased volume, favorable product mix and 80/20 actions. Total operating expenses for the second quarter 2021 were $27.5 million compared to $27.4 million in the second quarter 2020. The slight increase was primarily due to 2020 cost savings as a result of non-recurring furloughs, which was offset by gains in foreign exchange.
Power Transmission Solutions Segment net sales for the second quarter 2021 were $215.1 million, an increase of $55.7 million or 34.9% compared to second quarter 2020 net sales of $159.4 million. The increase consisted of positive organic sales of 33.1% and positive foreign currency of 1.8%. The increase was primarily driven by strength in alternative energy and in the conveying business and recovering shorter cycle North American general industrial end markets. Gross profit for the second quarter 2021 increased $28.2 million or 50.7%. The increase was driven by higher sales volume with favorable mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the second quarter 2021 increased $10.7 million as compared to the second quarter 2020, primarily due to due diligence fees related to the Rexnord Transaction.
Six Months Ended July 3, 2021 Compared to June 27, 2020
Net sales increased $332.7 million or 24.3% for the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The increase consisted of positive organic sales of 22.1% and positive foreign currency translation of 2.2%. The increase was primarily driven by sales increases in North America, China and recovering demand in EMEA and Asia Pacific. Gross profit increased $123.3 million or 33.0% for the six months ended July 3, 2021 as compared to the six months ended June 27, 2020. The increase in gross profit was driven by increase in volume, partially offset by increased freight and material costs. Total operating expenses for the six months ended July 3, 2021 increased $33.1 million or 12.8% as compared to the six months ended June 27, 2020. The increase was primarily driven by due diligence fees associated with the Rexnord Transaction, higher employee related wage and benefit costs, partially offset by foreign exchange gains.
Commercial Systems Segment net sales for the six months ended July 3, 2021 were $506.3 million, an increase of $131.0 million or 34.9% as compared to the six months ended June 27, 2020. The increase consisted of positive organic sales of 31.7% and positive foreign currency translation of 3.2%. The increase was primarily driven by strong growth in general industry, pool pump, and Asia Pacific markets. Gross profit increased $40.3 million or 43.5% as compared to the six months ended June 27, 2020. The increase in gross profit was primarily driven by the increase in volume, partially offset by increased freight and material costs. Total operating expenses for the six months ended July 3, 2021 were $80.1 million compared to $74.4 million in the six months ended June 27, 2020. The $5.7 million or 7.7% increase was primarily due to foreign exchange losses, higher employee related wage and benefit costs, and increased engineering expenses.
Industrial Systems Segment net sales for the six months ended July 3, 2021 were $281.6 million, an increase of $31.4 million or 12.5% as compared to the six months ended June 27, 2020. The increase consisted of positive organic sales of 8.1% and positive foreign currency translation of 4.4%. The increase was primarily driven by strength in the generator business, strong growth in China and in India markets, and improving demand in the North America industrial motors business. Gross profit increased $5.1 million or 10.6% for the six months ended July 3, 2021 as compared to the six months ended June 27, 2020. The increase in gross profit was primarily driven by strong volumes, favorable mix and positive price realization, partially offset by material inflation. Total operating expenses for the six months ended July 3, 2021 and June 27, 2020 were $46.2 million and $44.8 million, respectively. The increase of 3.1% in operating expenses stems from higher variable selling costs on higher sales volumes and increased administrative costs quarter over quarter. The increase was partially offset by general cost savings initiatives and foreign exchange gains.
Climate Solutions Segment net sales were $496.4 million, an increase of $108.1 million or 27.8% as compared to the six months ended June 27, 2020. The increase consisted of positive organic sales of 27.5% and positive foreign currency translation of 0.3%. The increase was primarily due to continued strong demand in North American residential HVAC market and recovering demand in EMEA and Asia Pacific. Gross profit increased $41.2 million or 38.6% compared to the six months ended June 27, 2020. The increase in gross profit was primarily driven by volume, favorable product mix and 80/20 actions, partially offset by material inflation. Total operating expenses for the six months ended July 3, 2021 were $58.2 million compared to $57.3 million in the six months ended June 27, 2020. The increase was primarily due to 2020 cost savings as a result of non-recurring furloughs and increases in travel and other expenses, offset by gains in foreign currency.

Power Transmission Solutions Segment net sales for the six months ended July 3, 2021 were $416.7 million, an increase of $62.2 million or 17.5% compared to six months ended June 27, 2020 net sales of $159.4 million. The increase consisted of positive organic sales of 15.9% and positive foreign currency of 1.6%. The increase was primarily driven by strength in the North American general industrial and alternative-energy end markets, prior year project wins in the aerospace end market, strength in the conveying business and recovering demand in EMEA. Gross profit for the six months ended July 3, 2021 increased $36.7 million or 29.1%. The increase was driven by higher sales volume, favorable product mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the six months ended July 3, 2021 increased $25.1 million as compared to the six months ended June 27, 2020, primarily due to due diligence fees related to the Rexnord Transaction.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(Dollars in Millions)
Net Sales:
Commercial Systems	$269.3	$175.9	$506.3	$375.3
Industrial Systems	145.2	120.6	281.6	250.2
Climate Solutions	257.3	178.2	496.4	388.3
Power Transmission Solutions	215.1	159.4	416.7	354.5
Consolidated	$886.9	$634.1	$1,701.0	$1,368.3

Gross Profit as a Percent of Net Sales:
Commercial Systems	25.1%	24.1%	26.3%	24.7%
Industrial Systems	18.0%	20.6%	18.8%	19.1%
Climate Solutions	28.8%	26.6%	29.8%	27.5%
Power Transmission Solutions	39.0%	34.9%	39.1%	35.6%
Consolidated	28.4%	26.9%	29.2%	27.3%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	15.0%	19.4%	15.5%	19.1%
Industrial Systems	15.9%	18.0%	16.4%	17.8%
Climate Solutions	10.5%	14.9%	11.6%	14.4%
Power Transmission Solutions	23.2%	24.5%	25.5%	22.9%
Consolidated	15.8%	19.2%	17.0%	18.5%

Income from Operations as a Percent of Net Sales:
Commercial Systems	9.4%	3.5%	10.4%	4.9%
Industrial Systems	2.1%	2.7%	2.4%	1.2%
Climate Solutions	18.1%	11.2%	18.1%	12.7%
Power Transmission Solutions	15.8%	10.4%	13.6%	12.7%
Consolidated	12.3%	7.2%	12.1%	8.5%

Income from Operations	$109.0	$45.9	$206.1	$115.9
Other Income, Net	(1.2)	(1.1)	(2.4)	(2.2)
Interest Expense	11.5	10.6	24.1	22.2
Interest Income	(1.7)	(1.4)	(3.2)	(2.5)
Income before Taxes	100.4	37.8	187.6	98.4
Provision for Income Taxes	19.2	8.5	39.4	22.4
Net Income	81.2	29.3	148.2	76.0
Less: Net Income Attributable to Noncontrolling Interests	1.6	1.2	3.0	2.1
Net Income Attributable to Regal Beloit Corporation	$79.6	$28.1	$145.2	$73.9

The effective tax rate for the three months ended July 3, 2021 was 19.1% versus 22.5% for the three months ended June 27, 2020. The effective tax rate for the six months ended July 3, 2021 and June 27, 2020 was 21.0% and 22.8%, respectively. The change in the effective tax rate for the three and six months ended July 3, 2021 was primarily driven by the mix of earnings.

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

Cash flow provided by operating activities was $136.6 million for the six months ended July 3, 2021, a $53.0 million decrease from the six months ended June 27, 2020. The decrease is a result of increased accounts receivable, inventory and prepaid expenses and other current assets partially offset by higher accounts payable and net income in the current year for the six months ended July 3, 2021 compared to the six months ended June 27, 2020.

Cash flow used in investing activities was $26.3 million for the six months ended July 3, 2021 as compared to cash flow used in investing activities of $14.8 million for the six months ended June 27, 2020. The change was driven primarily by lower proceeds received from sales of property, plant and equipment and cash used for capital purchases and business acquisitions in the current year compared to the prior year.

Cash flow used in financing activities was $102.1 million for the six months ended July 3, 2021, compared to $66.8 million used in financing activities for the six months ended June 27, 2020. We had net debt repayments of $50.2 million during the six months ended July 3, 2021, compared to net debt repayments of $12.5 million during the six months ended June 27, 2020. There were no share repurchases for the six months ended July 3, 2021, compared to $25.0 million for the six months ended June 27, 2020. There were $17.0 million in financing fees paid for the six months ended July 3, 2021, compared to no fees in the prior year.

Our working capital was $1,145.4 million at July 3, 2021, compared to $1,029.3 million at January 2, 2021. At July 3, 2021 and January 2, 2021, our current ratio (which is the ratio of our current assets to current liabilities) was 2.2:1 and 2.3:1, respectively. Our working capital increased primarily due to the increase in trade receivables, inventory and prepaid expenses offset by an increase in accounts payable.

The following table presents selected financial information and statistics as of July 3, 2021 and January 2, 2021 (in millions):

	July 3, 2021	January 2, 2021
Cash and Cash Equivalents	$618.5	$611.3
Trade Receivables, Net	558.0	432.0
Inventories	759.2	690.3
Working Capital	1,145.4	1,029.3
Current Ratio	2.2:1	2.3:1

As of July 3, 2021, $543.7 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Credit Agreement
On March 17, 2021, we entered into an amendment (the "First Amendment") with our lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to, among other things, (i) permit the consummation of the proposed transaction pursuant to the definitive agreements we entered into on February 15, 2021, among Rexnord, Land and the Merger Sub with respect to a Reverse Morris Trust transaction (the "Rexnord Transaction") and the incurrence of indebtedness and liens in an aggregate principal amount not to exceed $2.1 billion (plus an additional $487.0 million of capacity for the DDTL Facility described below) in connection with the Rexnord Transaction; (ii) provide an increase in the aggregate principal amount of the revolving commitments under the Credit Agreement from $500.0 million to $750.0 million, (iii) provide an increase in the maximum leverage ratio (defined as, with certain adjustments, the ratio of our consolidated funded debt to EBITDA) permitted as of the last day of any fiscal quarter to 4.50 to 1.00, to the extent the funded debt to EBITDA ratio exceeds 3.00 to 1.00 upon the consummation of the Rexnord Transaction. The amendment is subject to customary and market provisions.
Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in an original aggregate principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in an aggregate principal amount of $500.0 million (increased as of the effectiveness of the First Amendment to $750.0 million) (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.
The Term Facility under the Credit Agreement was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility for the three months ended July 3, 2021 and June 27, 2020 was 1.4% and 1.6%, respectively. The weighted average interest rate on the Term Facility for the six months ended July 3, 2021 and June 27, 2020 was 1.5% and 2.9%, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At July 3, 2021, we had no borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility and $749.8 million of available borrowing capacity. For the three months ended July 3, 2021 and June 27, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $2.4 million and $408.7 million, respectively and the weighted average interest rate was 1.4% and 1.9%, respectively. For the six months ended July 3, 2021 and June 27, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $4.9 million and $258.8 million, respectively, and the weighted average interest rate was 1.4% and 2.4%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Senior Notes
At July 3, 2021, we had $400.0 million of senior notes (the “Notes”) outstanding. The Notes consist of $400.0 million in senior notes in a private placement which were issued in five tranches with maturities from ten to twelve years and carry fixed interest rates. As of July 3, 2021, $230.0 million and $170.0 million of the Notes are included in Current Maturities of Long-Term Debt and Long-Term Debt, respectively on the Condensed Consolidated Balance Sheets. The senior note that matured after quarter end on July 14, 2021, was paid via cash from operations and a draw on the Multicurrency Revolving Facility.
The following table presents details on the Notes at July 3, 2021 (in millions):

	Principal	Interest Rate	Maturity
Fixed Rate Series 2011A	$230.0	4.8 to 5.0%	July 14, 2021
Fixed Rate Series 2011A	170.0	4.9 to 5.1%	July 14, 2023
	$400.0

We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement and the Notes require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of July 3, 2021.

Other Notes Payable

At July 3, 2021, other notes payable of approximately $4.3 million were outstanding with a weighted average interest rate of 4.9%. At January 2, 2021, other notes payable of approximately $4.6 million were outstanding with a weighted average rate of 4.9%.

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

Further, we entered into an additional debt commitment letter (the “Backstop Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $1.1 billion to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement in the event that certain required consents from the lenders under the Credit Agreement could not be obtained. On March 17, 2021, as further described above, we entered into the First Amendment to, among other things (i) permit the consummation of the Rexnord Transaction, as applicable, (ii) permit the incurrence of indebtedness to finance the Company Special Dividend and to finance the cash payment of Land to a subsidiary of Rexnord (the "Land Cash Payment") as contemplated by the Rexnord Transaction; and (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Existing Credit Agreement, as described in detail above under "Credit Agreement". Upon the effectiveness of the First Amendment, the Backstop Commitment Letter and the commitments thereunder were terminated.

In connection with the Rexnord Transaction, Land also entered into a debt commitment letter (the “Land Commitment Letter”) and related fee letters with Barclays, pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $487.0 million of bridge loans under a 364-day senior bridge loan facility to be used to pay the Land Cash Payment. Pursuant to the terms of the Merger Agreement Land has entered into a permitted alternative financing to replace the commitments under the Land Commitment Letter. In particular, on May 14, 20201 Land entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of $487.0 million, maturing in August 2023 (the “DDTL Facility”). Subject to satisfaction of the conditions therein, the DDTL Facility may be drawn in connection with the consummation of the Rexnord Transaction in order to fund the Land Cash Payment. The loans under the DDTL Facility will bear interest at floating rates, plus an applicable margin determined by reference to a consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. Upon the effectiveness of the DDTL Facility, the Land Commitment Letter and the commitments thereunder were terminated. If the Rexnord Transaction is consummated, the indebtedness contemplated by the Land Commitment Letter and DDTL Facility will become indebtedness of a wholly-owned subsidiary of the Company.

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

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $1,031.1 million and $1,085.8 million as of July 3, 2021 and January 2, 2021, respectively.

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
Generally hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other comprehensive Income (Loss) (“AOCI”) in each accounting period. An ineffective portion of the hedges change in fair value, if any, is recorded in earnings in the period of change.
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At July 3, 2021, excluding the impact of interest rate swaps, we had $403.8 million of fixed rate debt and $620.5 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at July 3, 2021 would result in a $0.7 million change in after-tax annualized earnings. In April 2018, we entered into a spot, non-amortizing interest rate swap to pay fixed/receive floating with a notional amount of $88.4 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. The swap expired in April 2021 and was settled using cash from operations. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps became effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of July 3, 2021 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$1.8
As of July 3, 2021, the interest rate swap asset was included in Other Noncurrent Assets. The unrealized gain on the effective portion of the contract net of tax of $1.4 million was recorded in AOCI. At January 2, 2021, a $(0.7) million interest rate swap liability was included in Other Accrued Expenses and $(1.4) million in Other Noncurrent Liabilities. There was an unrealized loss of $(1.6) million, net of tax, at January 2, 2021 that was recorded in AOCI for the effective portion of the hedge.
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
As of July 3, 2021, derivative currency assets (liabilities) of $13.6 million, $0.9 million, $(1.2) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively. As of January 2, 2021, derivative currency assets (liabilities) of $16.6 million, $1.6 million, $(1.0) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. The unrealized gains on the effective portions of the hedges of $10.2 million net of tax, and $12.7 million net of tax, as of July 3, 2021 and January 2, 2021 respectively, were recorded in AOCI. At July 3, 2021, we had $2.7 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, we had $1.1 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on July 3, 2021 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$146.1	$2.7	$14.6	$(14.6)
Mexican Peso	194.1	10.7	19.4	(19.4)
Euro	141.7	(0.1)	14.2	(14.2)
Indian Rupee	49.5	0.4	5.0	(5.0)
Canadian Dollar	1.0	0.1	0.1	(0.1)
Australian Dollar	20.3	(0.1)	2.0	(2.0)
British Pound	10.8	—	1.1	(1.1)
Thai Baht	5.7	(0.5)	0.6	(0.6)
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
Derivative commodity assets (liabilities) of $16.7 million, $1.2 million, $(1.4) million, $(0.5) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities at July 3, 2021. Derivative commodity assets of $11.4 million and $0.1 million were recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets, respectively, at January 2, 2021. The unrealized gain on the effective portion of the hedges of $11.8 million net of tax and $8.7 million net of tax, as of July 3, 2021 and January 2, 2021, respectively, was recorded in AOCI. At July 3, 2021, we had $8.0 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, there was an additional $2.6 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on July 3, 2021 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$135.5	$14.6	$13.6	$(13.6)
Aluminum	8.0	1.4	0.8	(0.8)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $34.1 million gains at July 3, 2021 includes $20.9 million of net current deferred gains expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended July 3, 2021, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on October 25, 2019, the Company's Board of Directors approved the authorization to purchase up to $250.0 million of shares.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Bylaws of Regal Beloit Corporation, as amended (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on May 10, 2021).

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

Date: August 11, 2021