Form 10-Q
period 2021-10-02
REGAL REXNORD CORP
filed 2021-11-10
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 2, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-07283

REGAL REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)
200 State Street, Beloit, Wisconsin 53511
(Address of principal executive office)
(608) 364-8800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	RRX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On October 29, 2021 the registrant had outstanding 67,759,334 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the merger with the Process & Motion Control business (the "PMC Business") of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (the "Rexnord Transaction") or the planned acquisition of Arrowhead Systems, LLC ("Arrowhead") (the "Arrowhead Transaction" and, together with the Rexnord Transaction, the "Transactions"), and the benefits and synergies of the Transactions, future opportunities for the Company, and any other statements regarding the Company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “plan,” “may,” “will,” “project,” “forecast,” “would,” "could," “should,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•risks related to any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•the possibility that the conditions to the consummation of the Arrowhead transaction will not be satisfied;
•the possibility that the Company may be unable to achieve expected synergies and operating efficiencies in connection with the Transactions within the expected time-frames or at all and to successfully integrate the PMC Business and Arrowhead;
•expected or targeted future financial and operating performance and results;
•operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Transactions;
•the Company's ability to retain key executives and employees;
•the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on customers and suppliers and the geographies in which they operate;
•uncertainties regarding the ability to execute restructuring plans within expected costs and timing;
•the ability to obtain the anticipated tax treatment of the Rexnord Transaction and related transactions;
•actions taken by competitors and their ability to effectively compete in the increasingly competitive global electric motor, drives and controls, power generation and power transmission industries;
•the ability to develop new products based on technological innovation, such as the Internet of Things, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in geographic locations in which the Company does business;
•fluctuations in commodity prices and raw material costs;
•dependence on significant customers;
•seasonal impact on sales of products into HVAC systems and other residential applications;
•risks associated with global manufacturing, including risks associated with public health crises;
•issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;
•the Company's overall debt levels and its ability to repay principal and interest on its outstanding debt, including debt assumed or incurred in connection with the Transactions;
•prolonged declines in one or more markets, such as heating, ventilation, air conditioning, refrigeration, power generation, oil and gas, unit material handling or water heating;

•economic changes in global markets, such as reduced demand for products, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that the Company cannot control;
•product liability and other litigation, or claims by end users, government agencies or others that products or customers' applications failed to perform as anticipated, particularly in high volume applications or where such failures are alleged to be the cause of property or casualty claims;
•unanticipated liabilities of acquired businesses;
•unanticipated adverse effects or liabilities from business exits or divestitures;
•unanticipated costs or expenses that may be incurred related to product warranty issues;
•dependence on key suppliers and the potential effects of supply disruptions;
•infringement of intellectual property by third parties, challenges to intellectual property and claims of infringement on third party technologies;
•effects on earnings of any significant impairment of goodwill or intangible assets;
•losses from failures, breaches, attacks or disclosures involving information technology infrastructure and data;
•cyclical downturns affecting the global market for capital goods;
•changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate;
•and other risks and uncertainties including, but not limited, to those described in the section entitled "Risk Factors" elsewhere in this report, in the Company's Annual Report on Form 10-K on file with the SEC and from time to time in other filed reports including the Company's Quarterly Reports on Form 10-Q. For a more detailed description of the risk factors associated with the Company, please refer to the section entitled "Risk Factors" elsewhere in this report, the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 on file with the SEC and subsequent SEC filings.
Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to update any forward-looking information contained in this report to reflect subsequent events or circumstances.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Sales	$892.7	$758.2	$2,593.7	$2,126.5
Cost of Sales	638.1	536.6	1,842.2	1,531.3
Gross Profit	254.6	221.6	751.5	595.2
Operating Expenses	144.4	131.6	432.9	385.1
Gain on Divestiture of Businesses	—	—	—	(0.1)
Asset Impairments	2.8	—	5.1	4.3
Total Operating Expenses	147.2	131.6	438.0	389.3
Income from Operations	107.4	90.0	313.5	205.9
Other Income, Net	(1.2)	(1.1)	(3.6)	(3.3)
Interest Expense	22.0	9.0	46.1	31.2
Interest Income	(2.3)	(1.3)	(5.5)	(3.8)
Income before Taxes	88.9	83.4	276.5	181.8
Provision for Income Taxes	17.8	17.1	57.2	39.5
Net Income	71.1	66.3	219.3	142.3
Less: Net Income Attributable to Noncontrolling Interests	1.6	1.3	4.6	3.4
Net Income Attributable to Regal Rexnord Corporation	$69.5	$65.0	$214.7	$138.9
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.71	$1.60	$5.28	$3.42
Assuming Dilution	$1.70	$1.60	$5.24	$3.41
Weighted Average Number of Shares Outstanding:
Basic	40.7	40.6	40.7	40.6
Assuming Dilution	41.0	40.8	41.0	40.7

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Income	$71.1	$66.3	$219.3	$142.3
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(15.6)	36.7	(27.3)	(2.8)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(1.1) Million and $1.9 Million for the Three Months Ended October 2, 2021 and September 26, 2020 and $7.7 Million and $(3.9) Million for the Nine Months Ended October 2, 2021 and September 26, 2020, Respectively	(3.4)	6.0	24.5	(12.3)
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(3.5) Million and $2.0 Million for the Three Months Ended October 2, 2021 and September 26, 2020 and $(9.0) Million and $1.9 Million for the Nine Months Ended October 2, 2021 and September 26, 2020, Respectively	(11.1)	6.2	(28.4)	5.8
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million for the Three Months Ended October 2, 2021 and September 26, 2020 and $0.3 Million and $0.1 Million for the Nine Months Ended October 2, 2021 and September 26, 2020, Respectively	0.3	0.1	1.0	0.3
Other Comprehensive Income (Loss)	(29.8)	49.0	(30.2)	(9.0)
Comprehensive Income	41.3	115.3	189.1	133.3
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.4	2.2	4.8	3.5
Comprehensive Income Attributable to Regal Rexnord Corporation	$39.9	$113.1	$184.3	$129.8
        See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	October 2, 2021	January 2, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$328.6	$611.3
Trade Receivables, Less Allowances of $18.0 Million and $18.3 Million in 2021 and 2020, Respectively	560.9	432.0
Inventories	808.2	690.3
Prepaid Expenses and Other Current Assets	127.4	108.6
Assets Held for Sale	11.4	9.1
Total Current Assets	1,836.5	1,851.3
Net Property, Plant and Equipment	514.1	555.5
Operating Lease Assets	71.4	73.4
Goodwill	1,506.2	1,518.2
Intangible Assets, Net of Amortization	492.0	530.3
Deferred Income Tax Benefits	44.2	43.9
Other Noncurrent Assets	20.6	16.4
Total Assets	$4,485.0	$4,589.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$512.7	$360.1
Dividends Payable	13.4	12.2
Accrued Compensation and Employee Benefits	85.5	76.6
Other Accrued Expenses	135.5	120.5
Current Operating Lease Liabilities	20.8	21.6
Current Maturities of Long-Term Debt	1.0	231.0
Total Current Liabilities	768.9	822.0
Long-Term Debt	647.3	840.4
Deferred Income Taxes	167.1	172.0
Pension and Other Post Retirement Benefits	60.7	69.5
Noncurrent Operating Lease Liabilities	54.7	55.1
Other Noncurrent Liabilities	58.6	53.0
Contingencies (see Note 13)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 40.7 Million and 40.6 Million Shares Issued and Outstanding for 2021 and 2020, Respectively	0.4	0.4
Additional Paid-In Capital	701.7	696.6
Retained Earnings	2,186.4	2,010.7
Accumulated Other Comprehensive Loss	(193.7)	(163.3)
Total Regal Rexnord Corporation Shareholders' Equity	2,694.8	2,544.4
Noncontrolling Interests	32.9	32.6
Total Equity	2,727.7	2,577.0
Total Liabilities and Equity	$4,485.0	$4,589.0
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
July 3, 2021	$0.4	$698.4	$2,130.3	$(164.1)	$31.5	$2,696.5
Net Income	—	—	69.5	—	1.6	71.1
Other Comprehensive Loss	—	—	—	(29.6)	(0.2)	(29.8)
Dividends Declared ($0.33 Per Share)	—	—	(13.4)	—	—	(13.4)
Stock Options Exercised	—	(0.4)	—	—	—	(0.4)
Share-Based Compensation	—	3.7	—	—	—	3.7
October 2, 2021	$0.4	$701.7	$2,186.4	$(193.7)	$32.9	$2,727.7

June 27, 2020	$0.4	$694.0	$1,919.7	$(295.0)	$27.9	$2,347.0
Net Income	—	—	65.0	—	1.3	66.3
Other Comprehensive Income	—	—	—	48.1	0.9	49.0
Dividends Declared ($0.30 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(0.8)	—	—	—	(0.8)
Share-Based Compensation	—	2.7	—	—	—	2.7
Dividends Declared to Noncontrolling Interests	—	—	—	—	(0.1)	(0.1)
September 26, 2020	$0.4	$695.9	$1,972.5	$(246.9)	$30.0	$2,451.9

	Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
January 2, 2021	$0.4	$696.6	$2,010.7	$(163.3)	$32.6	$2,577.0
Net Income	—	—	214.7	—	4.6	219.3
Other Comprehensive Income (Loss)	—	—	—	(30.4)	0.2	(30.2)
Dividends Declared ($0.96 Per Share)	—	—	(39.0)	—	—	(39.0)
Stock Options Exercised	—	(6.4)	—	—	—	(6.4)
Share-Based Compensation	—	11.5	—	—	—	11.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
October 2, 2021	$0.4	$701.7	$2,186.4	$(193.7)	$32.9	$2,727.7

December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	138.9	—	3.4	142.3
Other Comprehensive Income (Loss)	—	—	—	(9.1)	0.1	(9.0)
Dividends Declared ($0.90 Per Share)	—	—	(36.5)	—	—	(36.5)
Stock Options Exercised	—	(3.0)	—	—	—	(3.0)
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Share-Based Compensation	—	8.2	—	—	—	8.2
Adoption of Credit Losses ASU 2016-13	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
September 26, 2020	$0.4	$695.9	$1,972.5	$(246.9)	$30.0	$2,451.9
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	October 2, 2021	September 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$219.3	$142.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	92.8	98.8
Asset Impairments	5.1	4.3
Noncash Lease Expense	18.3	18.3
(Gain) /Loss on Sale or Disposition of Assets, Net	(1.1)	2.7
Share-Based Compensation Expense	11.5	8.2
Financing Fees Amortization	12.5	1.1
Early Debt Extinguishment Charge	12.7	—
Gain on Divestiture of Businesses	—	(0.1)
Change in Operating Assets and Liabilities	(113.0)	34.3
Net Cash Provided by Operating Activities	258.1	309.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(37.5)	(29.7)
Proceeds Received from Sales of Property, Plant and Equipment	4.1	7.6
Business Acquisitions, Net of Cash Acquired	(4.1)	—
Proceeds from Divestiture of Businesses	—	0.3
Net Cash Used in Investing Activities	(37.5)	(21.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	433.7	898.1
Repayments Under Revolving Credit Facility	(405.9)	(915.8)
Proceeds from Short-Term Borrowings	10.2	2.3
Repayments of Short-Term Borrowings	(10.1)	(2.3)
Proceeds from Long-Term Borrowings	—	0.1
Repayments of Long-Term Borrowings	(450.3)	(50.2)
Dividends Paid to Shareholders	(37.8)	(36.5)
Shares Surrendered for Taxes	(6.5)	(3.3)
Proceeds from the Exercise of Stock Options	0.1	0.2
Early Debt Extinguishment Payments	(12.7)	—
Repurchase of Common Stock	—	(25.0)
Distributions to Noncontrolling Interests	(4.5)	(2.8)
Financing Fees Paid	(17.0)	—
Net Cash Used in Financing Activities	(500.8)	(135.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2.5)	3.2
Net Increase in Cash and Cash Equivalents	(282.7)	156.1
Cash and Cash Equivalents at Beginning of Period	611.3	331.4
Cash and Cash Equivalents at End of Period	$328.6	$487.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$29.8	$36.2
Income taxes	$70.2	$20.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2021
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation, formerly known as Regal Beloit Corporation (the “Company”), as of January 2, 2021, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of October 2, 2021 and for the three and nine months ended October 2, 2021 and September 26, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed on March 2, 2021.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended October 2, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 1, 2022.
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

2. OTHER FINANCIAL INFORMATION
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	October 2, 2021	January 2, 2021
Raw Material and Work in Process	48.5%	48.7%
Finished Goods and Purchased Parts	51.5%	51.3%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 48.2% of the Company's inventory at October 2, 2021, and 50.0% at January 2, 2021 was determined using the last-in, first-out ("LIFO") method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	October 2, 2021	January 2, 2021
Land and Improvements		$72.3	$76.1
Buildings and Improvements	3 - 50	275.8	290.7
Machinery and Equipment	3 - 15	980.1	978.2
Property, Plant and Equipment		1,328.2	1,345.0
Less: Accumulated Depreciation		(814.1)	(789.5)
Net Property, Plant and Equipment		$514.1	$555.5

For the three and nine months ended October 2, 2021, the Company recognized $2.8 million and $5.1 million, respectively, of asset impairment related to the transfer of assets to held for sale. For the nine months ended September 26, 2020, the Company recognized $4.3 million of asset impairments related to the transfer of assets to held for sale.

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
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. The Company reports in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions. Effective as of October 4, 2021, the Company's Power Transmissions Solutions operating segment was renamed Motion Control Solutions. See Note 17 for detailed discussion on the subsequent event. See Note 6 for a description of the different segments.
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
Payment Terms
The arrangement with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms vary by customer but typically range from due upon delivery to 120 days after delivery. For contracts recognized at a point in time, revenue and billing typically occur simultaneously. The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. For contracts recognized using the cost-based input method, revenue recognized in excess of customer billings and billings in excess of revenue recognized are reviewed to determine the net asset or net liability position and classified as such on the Condensed Consolidated Balance Sheets.
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

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
October 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$189.5	$74.8	$236.7	$165.1	$666.1
Asia	41.8	49.9	8.3	8.0	108.0
Europe	26.1	11.5	11.0	26.2	74.8
Rest-of-World	11.3	11.8	12.4	8.3	43.8
Total	$268.7	$148.0	$268.4	$207.6	$892.7

September 26, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$156.9	$71.1	$210.7	$133.5	$572.2
Asia	35.4	35.7	9.7	7.4	88.2
Europe	8.0	6.4	7.7	20.1	42.2
Rest-of-World	18.2	25.6	5.9	5.9	55.6
Total	$218.5	$138.8	$234.0	$166.9	$758.2

	Nine Months Ended
October 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$519.7	$219.8	$673.1	$502.1	$1,914.7
Asia	141.3	140.0	25.3	22.3	328.9
Europe	77.5	35.2	30.9	74.8	218.4
Rest-of-World	36.5	34.6	35.5	25.1	131.7
Total	$775.0	$429.6	$764.8	$624.3	$2,593.7

September 26, 2020	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
North America	$412.8	$213.2	$554.1	$417.6	$1,597.7
Asia	87.7	109.1	19.3	19.8	235.9
Europe	62.0	34.3	22.8	66.2	185.3
Rest-of-World	31.3	32.4	26.1	17.8	107.6
Total	$593.8	$389.0	$622.3	$521.4	$2,126.5

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of October 2, 2021 and January 2, 2021 were $11.4 million and $9.1 million, respectively.

Acquisition

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021 (the "Merger Agreement"), the Company completed its combination with the Process & Motion Control business ("PMC Business") of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) ("Zurn") in a Reverse Morris Trust transaction (the “Rexnord Transaction”). See Note 17 for further discussion.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

	Three Months Ended
October 2, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$34.1	$(30.4)	$(167.8)	$(164.1)
Other Comprehensive Income(Loss) before Reclassifications	(4.5)	0.1	(15.5)	(19.9)
Tax Impact	1.1	—	—	1.1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(14.6)	0.4	—	(14.2)
Tax Impact	3.5	(0.1)	—	3.4
Net Current Period Other Comprehensive Income (Loss)	(14.5)	0.4	(15.5)	(29.6)
Ending Balance	$19.6	$(30.0)	$(183.3)	$(193.7)

September 26, 2020	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(10.7)	$(30.5)	$(253.8)	$(295.0)
Other Comprehensive Income (Loss) before Reclassifications	7.9	(0.1)	35.9	43.7
Tax Impact	(1.9)	—	—	(1.9)
Amounts Reclassified from Accumulated Other Comprehensive Income	8.2	0.1	—	8.3
Tax Impact	(2.0)	—	—	(2.0)
Net Current Period Other Comprehensive Income	12.2	—	35.9	48.1
Ending Balance	$1.5	$(30.5)	$(217.9)	$(246.9)

	Nine Months Ended
	October 2, 2021
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$23.5	$(31.1)	$(155.7)	$(163.3)
Other Comprehensive Income (Loss) before Reclassifications	32.2	0.1	(27.6)	4.7
Tax Impact	(7.7)	—	—	(7.7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(37.4)	1.3	—	(36.1)
Tax Impact	9.0	(0.3)	—	8.7
Net Current Period Other Comprehensive Income (Loss)	(3.9)	1.1	(27.6)	(30.4)
Ending Balance	$19.6	$(30.0)	$(183.3)	$(193.7)

	Nine Months Ended
	September 26, 2020
	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$8.0	$(31.0)	$(214.8)	$(237.8)
Other Comprehensive Income (Loss) before Reclassifications	(16.2)	0.2	(3.1)	(19.1)
Tax Impact	3.9	—	—	3.9
Amounts Reclassified from Accumulated Other Comprehensive Income	7.7	0.4	—	8.1
Tax Impact	(1.9)	(0.1)	—	(2.0)
Net Current Period Other Comprehensive Income (Loss)	(6.5)	0.5	(3.1)	(9.1)
Ending Balance	$1.5	$(30.5)	$(217.9)	$(246.9)

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

The following table presents changes to goodwill during the nine months ended October 2, 2021 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
Balance as of January 2, 2021	$1,518.2	$433.3	$163.7	$330.8	$590.4
Translation Adjustments	(12.0)	(3.7)	(1.5)	(0.3)	(6.5)
Balance as of October 2, 2021	$1,506.2	$429.6	$162.2	$330.5	$583.9

Cumulative Goodwill Impairment Charges	$295.7	$183.2	$72.1	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		October 2, 2021		January 2, 2021
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	17	$700.1	$373.2	$708.6	$349.4
Technology	14	145.5	110.8	146.3	108.0
Trademarks	14	36.5	28.2	37.7	27.7
		882.1	512.2	892.6	485.1
Non-Amortizable Trade Name		122.1	—	122.8	—
		$1,004.2	$512.2	$1,015.4	$485.1

Intangible Assets, Net of Amortization		$492.0		$530.3

Amortization expense recorded for the three and nine months ended October 2, 2021 was $10.5 million and $32.8 million, respectively. Amortization expense recorded for the three and nine months ended September 26, 2020 was $11.9 million and $36.3 million, respectively. Amortization expense for fiscal year 2021 is estimated to be $43.0 million. There were no intangible asset impairments during the three and nine months ended October 2, 2021 and September 26, 2020, respectively.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2022	$41.3
2023	41.2
2024	40.6
2025	38.5
2026	35.0

6. SEGMENT INFORMATION

The Company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions. Effective as of October 4, 2021, the Company's Power Transmissions Solutions operating segment was renamed Motion Control Solutions.

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

	Three Months Ended
October 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$268.7	$148.0	$268.4	$207.6	$—	$892.7
Intersegment Sales	22.5	7.7	4.4	0.7	(35.3)	—
Total Sales	291.2	155.7	272.8	208.3	(35.3)	892.7
Gross Profit	70.8	25.9	81.2	76.7	—	254.6
Operating Expenses	40.4	19.5	29.1	55.4	—	144.4
Asset Impairments	—	—	—	2.8	—	2.8
Total Operating Expenses	40.4	19.5	29.1	58.2	—	147.2
Income from Operations	30.4	6.4	52.1	18.5	—	107.4
Depreciation and Amortization	7.2	5.8	4.4	13.1	—	30.5
Capital Expenditures	4.8	2.3	2.5	3.6	—	13.2

September 26, 2020
External Sales	$218.5	$138.8	$234.0	$166.9	$—	$758.2
Intersegment Sales	14.5	7.4	4.6	0.6	(27.1)	—
Total Sales	233.0	146.2	238.6	167.5	(27.1)	758.2
Gross Profit	60.7	31.9	69.1	59.9	—	221.6
Operating Expenses	36.1	24.6	29.9	41.0	—	131.6
Income from Operations	24.6	7.3	39.2	18.9	—	90.0
Depreciation and Amortization	7.9	6.0	5.0	14.0	—	32.9
Capital Expenditures	3.2	1.7	1.8	2.6	—	9.3

	Nine Months Ended
October 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Eliminations	Total
External Sales	$775.0	$429.6	$764.8	$624.3	$—	$2,593.7
Intersegment Sales	59.9	18.7	13.8	2.2	(94.6)	—
Total Sales	834.9	448.3	778.6	626.5	(94.6)	2,593.7
Gross Profit	203.8	78.9	229.2	239.6	—	751.5
Operating Expenses	118.7	65.7	86.8	161.7	—	432.9
Asset Impairments	1.8	—	0.5	2.8	—	5.1
Total Operating Expenses	120.5	65.7	87.3	164.5	—	438.0
Income from Operations	83.3	13.2	141.9	75.1	—	313.5
Depreciation and Amortization	22.8	17.4	12.5	40.1	—	92.8
Capital Expenditures	12.6	8.0	8.7	8.2	—	37.5

September 26, 2020
External Sales	$593.8	$389.0	$622.3	$521.4	$—	$2,126.5
Intersegment Sales	43.2	23.2	13.0	1.9	(81.3)	—
Total Sales	637.0	412.2	635.3	523.3	(81.3)	2,126.5
Gross Profit	153.4	79.8	175.9	186.1	—	595.2
Operating Expenses	107.8	69.2	85.9	122.2	—	385.1
Gain on Divestiture of Businesses	(0.1)	—	—	—	—	(0.1)
Asset Impairments	2.8	0.2	1.3	—	—	4.3
Total Operating Expenses	110.5	69.4	87.2	122.2	—	389.3
Income from Operations	42.9	10.4	88.7	63.9	—	205.9
Depreciation and Amortization	24.5	17.9	14.7	41.7	—	98.8
Capital Expenditures	8.5	6.0	8.0	7.2	—	29.7

The following table presents identifiable assets information attributable to the Company's operating segments as of October 2, 2021 and January 2, 2021 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions	Total
Identifiable Assets as of October 2, 2021	$1,217.1	$846.2	$924.6	$1,497.1	$4,485.0
Identifiable Assets as of January 2, 2021	1,319.6	837.5	890.4	1,541.5	4,589.0

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of October 2, 2021 and January 2, 2021 (in millions):

	October 2, 2021	January 2, 2021
Term Facility	$620.0	$670.0
Senior Notes	—	400.0
Multicurrency Revolving Facility	27.8	—
Other	4.3	4.6
Less: Debt Issuance Costs	(3.8)	(3.2)
Total	648.3	1,071.4
Less: Current Maturities	1.0	231.0
Long-Term Debt	$647.3	$840.4
Credit Agreement
On March 17, 2021, the Company entered into an amendment (the "First Amendment") with the Company's lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to, among other things, (i) permit the consummation of the Rexnord Transaction, (ii) permit the incurrence of indebtedness to finance the special dividend that was paid in connection with the Rexnord Transaction (the "Special Dividend"), and (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Credit Agreement. The amendment is subject to customary and market provisions.
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
The Term Facility under the Credit Agreement was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. Per the terms of the agreement, prepayments can be made without penalty and be applied to the next payment due. After the prepayment is considered, the next payment in the amortization schedule is not due within one year and therefore no current maturities of debt will be recognized for this agreement. The weighted average interest rate on the Term Facility for the three months ended October 2, 2021 and September 26, 2020 was 1.3% and 1.5%, respectively. The weighted average interest rate on the Term Facility for the nine months ended October 2, 2021 and September 26, 2020 was 1.4% and 2.1%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At October 2, 2021, the Company had $27.8 million borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility, and $722.0 million of available borrowing capacity. For the three months ended October 2, 2021 and September 26, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $106.5 million and $51.4 million, respectively, and the weighted average interest rate was 1.3% and 1.5%, respectively. For the nine months ended October 2, 2021 and September 26, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $38.8 million and $189.7 million, respectively, and the weighted average interest rate was 1.4% and 2.1%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes
In anticipation of the closing of the Rexnord Transaction, on September 30, 2021, the Company redeemed in full its senior notes due 2023 under the note purchase agreement, dated July 14, 2011 (as amended), by and between the Company and the purchasers thereto (the "Note Purchase Agreement"). Inclusive of principal, interest and the applicable make-whole payment, the total amount paid by the Company to redeem such senior notes was approximately $184.0 million. The make-whole payment of $12.7 million was included in interest expense. The Company funded this amount with a combination of cash on hand and drawings under the Credit Agreement. The Company also redeemed in the quarter its senior notes due July 2021 under the Note Purchase Agreement with a combination cash on hand and drawings under the Multicurrency Revolving Facility.

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement as of October 2, 2021.
Other Notes Payable

At October 2, 2021, other notes payable of approximately $4.3 million were outstanding with a weighted average interest rate of 4.9%. At January 2, 2021, other notes payable of approximately $4.6 million were outstanding with a weighted average rate of 4.9%.

Financing Arrangements Related to Rexnord Transaction

In connection with the Rexnord Transaction, on February 15, 2021, the Company entered into a debt commitment letter (the “Bridge Commitment Letter”) and related fee letters with Barclays Bank PLC (“Barclays”), pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $2.1 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (the “Bridge Facility”). As the Rexnord Transaction was consummated and the payments of amounts in connection therewith occurred without the use of the Bridge Facility, the commitments under the Bridge Commitment Letter were terminated in connection with the closing of the Rexnord Transaction.

In connection with the Rexnord Transaction, on May 14, 2021, Land Newco, Inc. ("Land") entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein (the "Land Credit Agreement"), providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of $487.0 million, maturing on August 25, 2023 (the "DDTL Facility"). Upon the consummation the Rexnord Transaction, the indebtedness contemplated by the Land Commitment Letter and DDTL Facility became indebtedness of a wholly-owned subsidiary of the Company. See Note 17 for further discussion.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15), the approximate fair value of the Company's total debt was $648.3 million and $1,085.8 million as of October 2, 2021 and January 2, 2021, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service Cost	$0.3	$0.4	$0.9	$1.5
Interest Cost	1.5	2.1	4.4	6.2
Expected Return on Plan Assets	(3.1)	(3.3)	(9.3)	(9.9)
Amortization of Prior Service Cost and Net Actuarial Loss	0.4	0.1	1.3	0.4
Net Periodic Benefit Income	$(0.9)	$(0.7)	$(2.7)	$(1.8)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended October 2, 2021 and September 26, 2020, the Company contributed $1.3 million, respectively, to post retirement plans. For the nine months ended October 2, 2021 and September 26, 2020, the Company contributed $4.1 million and $3.6 million, respectively. The Company expects to make total contributions of $5.8 million in 2021. The Company contributed a total of $8.5 million in fiscal 2020.

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

Short-term and variable lease expenses were immaterial. The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating Lease Cost	$7.3	$7.5	$22.7	$22.8
Finance Lease Cost:
Amortization of ROU Assets	0.1	0.1	0.3	0.2
Interest on Lease Liabilities	—	—	0.1	0.1
Total Lease Expense	$7.4	7.6	$23.1	$23.1

Maturity of lease liabilities as of October 2, 2021 were as follows (in millions):

	Operating Leases	Finance Leases	Total
Remainder of 2021	$7.1	$0.1	$7.2
2022	23.4	0.5	23.9
2023	16.9	0.6	17.5
2024	11.9	0.6	12.5
2025	9.2	0.6	9.8
Thereafter	21.1	1.3	22.4
Total Lease Payments	$89.6	$3.7	$93.3
Less: Interest	(14.1)	(0.6)	(14.7)
Present Value of Lease Liabilities	$75.5	$3.1	$78.6

Other information related to leases was as follows (in millions):

	Nine Months Ended
Supplemental Cash Flows Information	October 2, 2021	September 26, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows Used For Operating Leases	$28.6	$21.8
Operating Cash Flows Used For Finance Leases	0.1	0.1
Financing Cash Flows Used For Finance Leases	0.3	0.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	15.8	21.3
Weighted Average Remaining Lease Term
Operating Leases	4.6 years	5.2 years
Finance Leases	6.5 years	7.5 years
Weighted Average Discount Rate
Operating Leases	6.6%	8.2%
Finance Leases	5.9%	5.9%

As of October 2, 2021, the Company had no additional operating leases that have not yet commenced for future lease payments. The Company had no finance leases that had not yet commenced nor entered into during the quarter.

10. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 25, 2019, the Company's Board of Directors approved the authorization to purchase up to $250.0 million of shares. The Company did not repurchase and retire any common stock during the three and nine months ended October 2, 2021. For the nine months ended September 26, 2020, the Company repurchased and retired 315,072 shares of its common stock at an average cost of $79.38 for a total cost of $25.0 million.

As of October 2, 2021, there was approximately $210.0 million in common stock available for repurchase under the October 2019 program.

Share-Based Compensation

The Company recognized approximately $3.7 million and $2.7 million in share-based compensation expense for the three months ended October 2, 2021 and September 26, 2020, respectively. Share-based compensation expense was $11.5 million and $8.2 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.7 million and $0.6 million for the three months ended October 2, 2021 and September 26, 2020, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $2.0 million and $1.7 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. As of October 2, 2021, total unrecognized compensation cost related to share-based compensation awards was approximately $21.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years.

Approximately 1.6 million shares were available for future grant under the 2018 Equity Incentive Plan as of October 2, 2021.

Stock Appreciation Rights
The Company uses stock settled stock appreciation rights (“SARs”) as a form of share-based incentive awards. SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in or after fiscal 2020 generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the nine months ended October 2, 2021 and September 26, 2020, expired and canceled shares were immaterial.
The following table presents share-based compensation activity for the nine months ended October 2, 2021 and September 26, 2020 (in millions):

	October 2, 2021	September 26, 2020
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$7.5	$5.7
Cash Received from Stock Option Exercises	0.1	0.2
Income Tax Benefit from the Exercise of SARs	2.2	0.4
Total Fair Value of Share-Based Incentive Awards Vested	4.2	1.8

The following table presents assumptions used in the Company's Black-Scholes valuation related to grants of SARs:

	2021	2020
Per share weighted average fair value of grants	$37.43	$21.23
Risk-free interest rate	0.6%	1.5%
Expected life (years)	5.0	7.0
Expected volatility	32.5%	25.2%
Expected dividend yield	0.9%	1.4%

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

The following table presents a summary of share-based incentive plan grant activity for the nine months ended October 2, 2021.

Number of Shares Under SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 2, 2021	577,509	$79.35	7.0	$25.1
Granted	114,099	134.18
Exercised	(112,276)	76.76
Forfeited	(31,164)	91.20
Expired	(4,050)	72.29
Outstanding as of October 2, 2021	544,118	$87.72	7.3	$34.2
Exercisable as of October 2, 2021	233,107	$72.40	5.8	$18.2

Compensation expense recognized related to SARs was $3.1 million for the nine months ended October 2, 2021.
As of October 2, 2021, there was $6.4 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted average period of 2.1 years.

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
The following table presents a summary of RSA award activity for the nine months ended October 2, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSAs as of January 2, 2021	16,280	$70.05	0.3
Granted	7,760	149.50
Vested	(16,280)	70.05
Unvested RSAs as of October 2, 2021	7,760	$149.50	0.6

RSAs vest on the first anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.9 million for the nine months ended October 2, 2021.

As of October 2, 2021, there was $0.7 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.6 years.
The following table presents a summary of RSU award activity for the nine months ended October 2, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested RSUs as of January 2, 2021	164,398	$81.16	1.7
Granted	50,186	136.07
Vested	(65,708)	79.64
Forfeited	(10,041)	88.57
Unvested RSUs as of October 2, 2021	138,835	$100.54	1.9
RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in or after fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the RSUs is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $4.8 million for the nine months ended October 2, 2021.
As of October 2, 2021, there was $8.7 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.
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

The assumptions used in the Company's Monte Carlo simulation were as follows:

	2021	2020
Risk-free interest rate	0.2%	1.4%
Expected life (years)	3.0	3.0
Expected volatility	37.0%	24.0%
Expected dividend yield	0.9%	1.4%

The following table presents a summary of PSU activity for the nine months ended October 2, 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (Years)
Unvested PSUs as of January 2, 2021	87,522	$97.59	1.8
Granted	33,343	121.56
Vested	(10,891)	91.65
Forfeited	(14,316)	87.15
Unvested PSUs as of October 2, 2021	95,658	$109.70	1.7
Compensation expense for awards granted is recognized based on the grant issuance value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $2.7 million for the nine months ended October 2, 2021. Total unrecognized compensation expense for all PSUs granted as of October 2, 2021 is estimated to be $5.3 million which is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.

11. INCOME TAXES
The effective tax rate for the three months ended October 2, 2021 was 20.0% versus 20.5% for the three months ended September 26, 2020. The effective tax rate for the nine months ended October 2, 2021 and September 26, 2020 was 20.7% and 21.7%, respectively. The change in the effective tax rate for the three and nine months ended October 2, 2021 was primarily driven by the mix of earnings.
As of October 2, 2021 and January 2, 2021, the Company had approximately $9.3 million and $6.8 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $3.0 million and $2.7 million of accrued interest as of October 2, 2021 and January 2, 2021, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2015, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2013.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.1 million and 0.3 million for the three months ended October 2, 2021 and September 26, 2020, respectively. The amount of the anti-dilutive shares were 0.1 million and 0.4 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Denominator for Basic Earnings Per Share	40.7	40.6	40.7	40.6
Effect of Dilutive Securities	0.3	0.2	0.3	0.1
Denominator for Diluted Earnings Per Share	41.0	40.8	41.0	40.7

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning Balance	$16.7	$15.7	$15.5	$15.1
Less: Payments	(3.8)	(3.7)	(12.5)	(10.6)
Provisions	5.7	4.4	15.7	11.9
Translation Adjustments	—	—	(0.1)	—
Ending Balance	$18.6	$16.4	$18.6	$16.4
These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of October 2, 2021 or September 26, 2020.
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
At October 2, 2021, the Company had $8.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, the Company had $3.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.

As of October 2, 2021, the Company had the following currency forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$242.2
Mexican Peso	183.1
Indian Rupee	58.0
Canadian Dollar	0.6
Australian Dollar	28.8
British Pound	4.0
Thai Baht	4.0

As of October 2, 2021, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$122.0
Aluminum	8.6

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps became effective July 2021 and will expire in July 2025.

The following table presents the fair values of derivative instruments as of October 2, 2021 and January 2, 2021 (in millions):

	October 2, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$1.8	$—	$—
Currency Contracts	8.7	0.2	1.8	0.2
Commodity Contracts	8.8	—	2.6	0.7
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	0.2	—
Commodity Contracts	0.6	—	—	—
Total Derivatives	$18.3	$2.0	$4.6	$0.9

	January 2, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$0.7	$1.4
Currency Contracts	16.4	1.6	1.0	0.1
Commodity Contracts	11.3	0.1	—	—
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	—	—
Commodity Contracts	0.1	—	—	—
Total Derivatives	$28.0	$1.7	$1.7	$1.5

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	October 2, 2021				September 26, 2020
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(2.6)	$(1.7)	$(0.2)	$(4.5)	$5.8	$2.4	$(0.3)	$7.9
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1	—	—	—	—
Gain (Loss) Recognized in Cost of Sales	11.4	3.3	—	14.7	(0.4)	(4.9)	—	(5.3)
Loss Recognized in Operating Expenses	—	—	—	—	—	(3.1)	—	(3.1)
Gain Recognized in Interest Expense	—	—	(0.2)	(0.2)	—	—	0.2	0.2

	Nine Months Ended
	October 2, 2021				September 26, 2020
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$22.4	$6.0	$3.8	$32.2	$5.1	$(19.9)	$(1.4)	$(16.2)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.2	—	0.2	—	—	—	—
Gain (Loss) Recognized in Cost of Sales	25.2	9.9	—	35.1	(2.4)	(2.1)	—	(4.5)
Gain (Loss) Recognized in Operating Expenses	—	2.2	—	2.2	—	(4.0)	—	(4.0)
Gain (Loss) Recognized in Interest Expense	—	—	(0.1)	(0.1)	—	—	0.8	0.8

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	October 2, 2021		September 26, 2020
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.1	$—	$0.1	$—
Gain (Loss) recognized in Operating Expenses	—	1.8	—	(2.4)

	Nine Months Ended
	October 2, 2021		September 26, 2020
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.5	$—	$0.1	$—
Gain (Loss) recognized in Operating Expenses	—	3.9	—	(3.7)

The net AOCI hedging component balance of a $19.6 million gain at October 2, 2021 includes $9.9 million of net current deferred gain expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended October 2, 2021 and January 2, 2021.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	October 2, 2021
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$(2.0)	$6.9
Derivative Commodity Contracts	9.4	(1.7)	7.7
Other Noncurrent Assets:
Derivative Currency Contracts	0.2	(0.2)	—
Other Accrued Expenses:
Derivative Currency Contracts	2.0	(2.0)	—
Derivative Commodity Contracts	2.6	(1.7)	0.9
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.2	(0.2)	—
Derivative Commodity Contracts	0.7	—	0.7

	January 2, 2021
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$16.6	$(1.0)	$15.6
Derivative Commodity Contracts	11.4	—	11.4
Other Noncurrent Assets:
Derivative Currency Contracts	1.6	—	1.6
Derivative Commodity Contracts	0.1	—	0.1
Other Accrued Expenses:
Derivative Currency Contracts	1.0	(1.0)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	0.1

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of October 2, 2021 and January 2, 2021, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at October 2, 2021 and January 2, 2021.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 2, 2021 and January 2, 2021 (in millions):

	October 2, 2021	January 2, 2021	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.9	$16.6	Level 2
Derivative Commodity Contracts	9.4	11.4	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.7	6.5	Level 1
Derivative Currency Contracts	0.2	1.6	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Interest Rate Swap	1.8	—	Level 2
Liabilities:
Other Accrued Expenses:
Interest Rate Swap	—	0.7	Level 2
Derivative Currency Contracts	2.0	1.0	Level 2
Derivative Commodity Contracts	2.6	—	Level 2
Other Noncurrent Liabilities:
Interest Rate Swap	—	1.4	Level 2
Derivative Currency Contracts	0.2	0.1	Level 2
Derivative Commodity Contracts	0.7	—	Level 2
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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning Balance	$2.5	$2.9	$2.0	$0.9
Provision	2.2	5.8	5.4	18.7
Less: Payments/ Other	3.1	7.7	5.8	18.6
Ending Balance	$1.6	$1.0	$1.6	$1.0

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and nine months ended October 2, 2021 and September 26, 2020, respectively (in millions):

	Three Months Ended
	October 2, 2021			September 26, 2020
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.2	$0.2	$0.4	$1.5	$0.5	$2.0
Facility Related Costs	1.5	—	1.5	2.5	1.6	4.1
Other Expenses	0.2	0.1	0.3	—	(0.3)	(0.3)
Total Restructuring Costs	$1.9	$0.3	$2.2	$4.0	$1.8	$5.8

	Nine Months Ended
	October 2, 2021			September 26, 2020
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.6	$0.8	$1.4	$4.4	$3.5	$7.9
Facility Related Costs	3.1	0.3	3.4	8.4	2.4	10.8
Other Expenses	0.5	0.1	0.6	0.3	(0.3)	—
Total Restructuring Costs	$4.2	$1.2	$5.4	$13.1	$5.6	$18.7

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
October 2, 2021	$2.2	$0.1	$0.8	$0.1	$1.2
September 26, 2020	$5.8	$0.7	$2.3	$0.8	$2.0

Restructuring Costs - Nine Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Power Transmission Solutions
October 2, 2021	$5.4	$0.4	$1.6	$0.7	$2.7
September 26, 2020	$18.7	$4.8	$5.2	$3.2	$5.5

The Company's current restructuring activities are expected to continue. The Company expects to record aggregate future charges of approximately $4.2 million which includes $2.3 million of employee termination expenses and $1.9 million of facility related costs on approved projects. The Company anticipates total restructuring costs of approximately $16.0 million for fiscal 2021 excluding costs related to the Rexnord Transaction.

17. SUBSEQUENT EVENT
The Company has evaluated subsequent events since October 2, 2021, the date of these financial statements, and is aware of the following events to disclose.

On October 4, 2021, in accordance with the terms and conditions of the Merger Agreement, dated February 15, 2021, the Company completed the Rexnord Transaction and subject to the terms and conditions of the Merger Agreement and the other definitive agreements entered into in connection with the Rexnord Transaction, (1) Zurn transferred to its then-subsidiary, Land, substantially all of the assets, and Land assumed substantially all of the liabilities, of the PMC Business (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the distributions, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, a subsidiary of the Company ("Merger Sub") merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated in the Merger Agreement. When the Merger was completed, Land became a wholly owned subsidiary of the Company.

Pursuant to the Merger, the Company issued 27,055,945 shares of common stock to holders of Land common stock which represented approximately 39.9% of the 67,756,732 outstanding shares of Company common stock immediately following the completion of the Merger.

In addition, shareholders of record as of October 1, 2021 received a $6.99 per share Special Dividend. In connection with the closing of the Rexnord Transaction, the Company drew upon the Credit Agreement to finance the approximate $284.4 million payment of the Special Dividend.

The Company has estimated the total consideration transferred for the acquisition of Land to be approximately $3.9 billion subject to finalization of purchase accounting and working capital adjustments.

In connection with the Rexnord Transaction, the Company entered into certain financing arrangements as indicated in Note 7. The proceeds of the DDTL Facility were drawn by Land in a single drawing to fund a payment from Land to a subsidiary of Zurn in connection with the Rexnord Transaction. Upon consummation of the Rexnord Transaction, Land became an indirect wholly owned subsidiary of the Company and, in connection therewith, the Land Credit Agreement was amended and restated (the "A&R Land Credit Agreement") to add the Company as a party to the A&R Land Credit Agreement and as a guarantor of the obligations of Land thereunder. The subsidiaries of the Company that provided a guaranty of the obligations under the

Credit Agreement also entered into a subsidiary guaranty agreement with respect to the obligations under the A&R Land Credit Agreement. Additionally, Land and any subsidiary of Land that provided a guaranty under the DDTL Facility have also entered into the subsidiary guaranty agreement with respect to the Credit Agreement. The loans under the DDTL Facility will bear interest at floating rates based upon a reserve adjusted LIBOR rate or, at the Company's election, an alternate base rate plus, in each case an applicable margin determined by reference to the Company's consolidated funded debt (net of certain cash and cash equivalents) to EBITDA ratio. Immediately following the completion of the Rexnord Transaction, the Company had approximately $1.5 billion outstanding under the Credit Agreement, comprised of approximately $380.0 million outstanding under the revolving commitments, approximately $620.0 million outstanding under the term loan commitments under the Credit Agreement, and $486.0 million under the A&R Land Credit Agreement. The A&R Land Credit Agreement contains customary events of default and financial and other covenants, including (i) a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated funded debt to EBITDA) as of the last day of any fiscal quarter of 4.00 to 1.00; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of EBITDA to the Company’s consolidated cash interest expense) of 3.00 to 1.00 as of the last day of any fiscal quarter.

Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date the consolidated financial statements are issued. The Company is in the process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination

Subsequent to the closing, the Company changed its name to Regal Rexnord Corporation and its shares of common stock will trade on the NYSE under the ticker symbol RRX.

In connection with the Rexnord Transaction, Zurn received a tax opinion from its tax counsel (the “Rexnord Tax Opinion”) that includes an opinion to the effect that the Reorganization, together with the distributions of Land common stock from Zurn to Zurn’s stockholders (the “Distributions”), will qualify as tax-free to Zurn, Land and the Zurn stockholders, as applicable, for U.S. federal income tax purposes except, in the case of Zurn, to the extent Land’s payment to a subsidiary of Zurn under the terms of the Separation Agreement (the “Land Cash Payment”) exceeds RBS Global Inc.’s adjusted tax basis in Land common stock. The Rexnord Tax Opinion is based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by the Company, Land and Zurn. Although the Company believes the representations, assumptions and covenants in the Rexnord Tax Opinion to be true, the failure of any such factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion. The Rexnord Tax Opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and it is possible that the IRS or the courts may not agree with the opinion. In addition, the Rexnord Tax Opinion is based on current law, and the conclusions in the opinion cannot be relied upon if current law changes with retroactive effect.

The Spin-Off will be taxable to Zurn pursuant to Section 355(e) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) if there is a 50% or greater change in ownership of either Zurn or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of Land or Zurn stock or Company stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although the Company and Zurn may be able to rebut that presumption. Zurn received a private letter ruling from the IRS (the “IRS Ruling”) with respect to certain tax aspects of the Rexnord Transaction, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as “Overlap Shareholders” (as such term is defined in the Merger Agreement) for purposes of determining the exchange ratio for the transaction in the Merger Agreement and the overall percentage change in the ownership of Land resulting from the Merger. The continuing validity of the IRS Ruling is subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling only describes the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations.

The actual determination and calculation of Overlap Shareholders was made by the Company, Zurn and our respective advisors based on the IRS Ruling, but no assurance can be given that the IRS will agree with these determinations or calculations. If the IRS were to determine that the Merger, as a result of an error in the determination of Overlap Shareholders, or other acquisitions of Land, Zurn or Company stock, either before or after the Spin-Off, resulted in a 50% or greater change in ownership and were part of a plan or series of related transactions that included the Spin-Off, such determination could result in significant tax liability to Zurn. In certain circumstances and subject to certain limitations, under the Tax Matters Agreement, Land is required to indemnify Zurn for 100% of the taxes that result if the Distributions become taxable as a result of certain actions by us or Land and for 90% of the taxes that result as a result of a miscalculation of the Overlap Shareholders. If this occurs and Land is required to indemnify Zurn, this indemnification obligation could be substantial and could have a material adverse effect on the Company and Land, including with respect to its financial condition and results of operations given that the Company has guaranteed the indemnification obligations of Land.

The Tax Matters Agreement the Company entered into in connection with the Rexnord Transaction imposes certain restrictions on the Company, Land and Zurn during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for their intended tax treatment. As a result of these restrictions, the Company’s and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.

If the Company, Land or Zurn take any enumerated actions or omissions, or if certain events relating to the Company, Land or Zurn occur that would cause the Reorganization or the Distributions to become taxable, the party whose actions or omissions (or who the event relates to) generally will be required to bear the cost of any resulting tax liability of Zurn (but not its stockholders). If the Reorganization or the Distributions became taxable, Zurn would be expected to recognize a substantial amount of gain, which would result in a material amount of taxes. Any such taxes would be expected to be material to the Company and could cause the Company’s business, financial condition and operating results to suffer. These restrictions may reduce the Company’s ability to engage in certain business transactions that otherwise might be advantageous, which could adversely affect the Company’s business, results of operations, or financial condition.

On October 19, 2021, the Company entered into a definitive agreement to acquire Arrowhead, a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. The approximate $300.0 million all-cash transaction, which is subject to customary working capital and other adjustments, has been approved by the Company's Board of Directors and is expected to close in the fourth quarter of 2021, subject to customary closing conditions and regulatory approvals.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. In addition, the Board of Directors approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31, effective beginning with fiscal year 2022. The Company expects to make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to the Company’s fiscal year will not impact the Company’s results for the year ended January 1, 2022. However, the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2022 and in future filings. The Company believes this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

On November 4, 2021 Regal Rexnord exercised an option to expand the size of the Multicurrency Revolving Facility commitments under the Credit Agreement by $250.0 million. After the exercise the Multicurrency Revolving Facility commitment totals $1.0 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Rexnord Corporation, formerly known as Regal Beloit Corporation, and its subsidiaries.
Overview
Regal Rexnord Corporation (NYSE: RRX), based in Beloit, Wisconsin (USA), is a leading manufacturer of electric motors, electrical motion controls, power generation and power transmission products serving markets throughout the world.

Operating Segments

Our company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Power Transmission Solutions. Effective as of October 4, 2021, the Company's Power Transmissions Solutions operating segment was renamed Motion Control Solutions.

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

Rexnord and Arrowhead Transactions

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021 (the “Merger Agreement”), the Company completed its combination with the Process & Motion Control business (“PMC Business”) of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction and subject to the terms and conditions of the Merger agreements and the other definitive agreements entered into in connection with the Rexnord Transaction, (1) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the PMC Business (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the distributions, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, a subsidiary of the Company (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated in the Merger Agreement. When the Merger was completed, Land which held the PMC Business, became a wholly owned subsidiary of the Company and was combined with the Company’s Power Transmission Solutions operating segment to form its new Motion Control Solutions operating segment.

Pursuant to the Merger, we issued 27,055,945 shares of common stock to holders of Land common stock, which represented approximately 39.9% of the 67,756,732 outstanding shares of Company common stock immediately following the completion of the Merger.

In addition, shareholders of record as of October 1, 2021 received a Special Dividend of $6.99 per share (or approximately $284.4 million in aggregate) pursuant to a special dividend in connection with the Rexnord Transaction.

In connection with the Rexnord Transaction, we have entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

On October 19, 2021, we entered into a definitive agreement to acquire Arrowhead Systems, LLC (“Arrowhead”), a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. The $300 million all-cash transaction, which is subject to customary working capital and other adjustments, has been approved by our Board of Directors and is expected to close in the fourth quarter of 2021, subject to customary closing conditions and regulatory approvals. (the “Arrowhead Transaction” and, together with the Rexnord Transaction, the “Transactions”).

Change in Fiscal Year End

At a meeting of the Board of Directors of Regal Rexnord Corporation on October 26, 2021, the Board approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31, effective beginning with fiscal year 2022. We expect to make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to our fiscal year will not impact our results for the year ended January 1, 2022. However, the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2022 and in future filings. We believe this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

Outlook
We are projecting increased sales growth for the remainder of the year which assumes no material decline in production capacity or the ability to conduct commercial operations, either from COVID-related disruptions, or other factors, including supply chain disruptions, versus levels as of the date of this report.

Results of Operations
Three Months Ended October 2, 2021 Compared to September 26, 2020
Net sales increased $134.5 million or 17.7% for the third quarter 2021 compared to the third quarter 2020. The increase consisted of positive organic sales of 16.3% and positive foreign currency translation of 1.4%. The increase was primarily driven by sales increases in North American markets and a resurgence in China. Gross profit increased $33.0 million or 14.9% for the third quarter 2021 as compared to the third quarter 2020. The increase in gross profit was driven by increase in volume and partially offset by increased freight and material costs. Total operating expenses for the third quarter 2021 increased $15.6 million or 11.9% as compared to the third quarter 2020. The increase was primarily driven by higher employee related wage and benefit costs and transaction costs which were partially offset by foreign exchange gains.
Commercial Systems segment net sales for the third quarter 2021 were $268.7 million, an increase of $50.2 million or 23.0% as compared to the third quarter 2020. The increase consisted of positive organic sales of 20.9% and positive foreign currency translation of 2.1%. The increase was primarily driven by strong growth in general industry and the Asia Pacific market as well as solid gains in the pool pump business. Gross profit increased $10.1 million or 16.6% as compared to the third quarter 2020. The increase in gross profit was primarily driven by the increase in volume and favorable product mix, partially offset by increased freight and tariff costs. Total operating expenses for the third quarter 2021 were $40.4 million compared to $36.1 million in the third quarter 2020. The $4.3 million or 11.9% increase was primarily driven by higher employee related wage and benefit costs as well as inflation.
Industrial Systems segment net sales for the third quarter 2021 were $148.0 million, an increase of $9.2 million or 6.6% as compared to the third quarter 2020. The increase consisted of positive organic sales of 3.6% and positive foreign currency translation of 3.0%. The increase was primarily driven by strength in the data center market for generators and demand for industrial motors in North America and China. Gross profit decreased $6.0 million or 18.8% as compared to the third quarter 2020. The decrease in gross profit was primarily driven by material inflation and, increased inventory provisions, offset by price realization and commodity hedges. Total operating expenses for the third quarter 2021 and 2020 were $19.5 million and $24.6 million, respectively. The decrease in operating expenses was due to general cost savings initiatives and foreign exchange gains partially offset by employee related wage and benefit costs, higher variable selling costs on stronger sales volume, and increased administrative costs.
Climate Solutions segment net sales were $268.4 million, an increase of $34.4 million or 14.7% as compared to the third quarter 2020. The increase consisted of positive organic sales of 14.2% and positive foreign currency translation of 0.5%. The increase was primarily due to continued strong demand in North American residential HVAC and combustion markets, recovering demand in EMEA and Asia Pacific. Gross profit increased $12.1 million or 17.5% compared to the third quarter 2020. The increase in gross profit was primarily driven by increased volume, favorable mix and 80/20 actions. Total operating expenses for the third quarter 2021 were $29.1 million compared to $29.9 million in the third quarter 2020. The slight decrease was primarily due to higher expenses related to commissions (higher volume), travel and professional services, which were offset by favorable foreign currency.
Power Transmission Solutions segment net sales for the third quarter 2021 were $207.6 million, an increase of $40.7 million or 24.4% compared to third quarter 2020 net sales of $166.9 million. The increase consisted of positive organic sales of 23.7% and positive foreign currency of 0.7%. The increase was primarily driven by strength in alternative energy, the North America general industrial market, the conveying business, and improving demand in Europe in addition to meaningful share gains tied to our industrial powertrain offering. Gross profit for the third quarter 2021 increased $16.8 million or 28.0%. The increase was driven by higher sales volume with favorable mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the third quarter 2021 increased $17.2 million as compared to the third quarter 2020, primarily due to transaction costs related to the Rexnord Transaction and asset impairment related to a restructuring project.
Nine Months Ended October 2, 2021 Compared to September 26, 2020
Net sales increased $467.2 million or 22.0% for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020. The increase consisted of positive organic sales of 19.7% and positive foreign currency translation of 2.3%. The increase was primarily driven by sales increases in North America, China and recovering demand in EMEA and Asia Pacific. Gross profit increased $156.3 million or 26.3% for the nine months ended October 2, 2021 as compared to the nine months ended September 26, 2020. The increase in gross profit was driven by increase in volume, partially offset by increased freight and material costs. Total operating expenses for the nine months ended October 2, 2021 increased $48.7 million or 12.5% as compared to the nine months ended September 26, 2020. The increase was primarily driven by transaction costs, higher employee related wage and benefit costs, partially offset by foreign exchange gains.
Commercial Systems segment net sales for the nine months ended October 2, 2021 were $775.0 million, an increase of $181.2 million or 30.5% as compared to the nine months ended September 26, 2020. The increase consisted of positive organic sales of 27.3% and positive foreign currency translation of 3.2%. The increase was primarily driven by strong growth in the Asia Pacific market as well as the general industry and pool pump business. Gross profit increased $50.4 million or 32.9% as compared to the nine months ended September 26, 2020. The increase in gross profit was primarily driven by the increase in volume, partially offset by increased freight and tariff costs. Total operating expenses for the nine months ended October 2, 2021 were $120.5 million compared to $110.5 million in the nine months ended September 26, 2020. The $10.0 million or 9.0% increase was primarily driven by higher employee related wage and benefit costs, inflation and increased engineering expenses.
Industrial Systems segment net sales for the nine months ended October 2, 2021 were $429.6 million, an increase of $40.6 million or 10.4% as compared to the nine months ended September 26, 2020. The increase consisted of positive organic sales of 5.7% and positive foreign currency translation of 4.7%. The increase was primarily driven by strength in the generator business, strong growth in China and in India markets, and improving demand in the North America industrial motors business. Gross profit decreased $0.9 million or 1.1% for the nine months ended October 2, 2021 as compared to the nine months ended September 26, 2020. The decrease in gross profit was primarily driven by material inflation partially offset by strong volumes, favorable mix and positive price realization. Total operating expenses for the nine months ended October 2, 2021 and

September 26, 2020 were $65.7 million and $69.4 million, respectively. The decrease of (5.3)% in operating expenses stems from general cost savings initiatives and foreign exchange gains partially offset by variable selling costs on higher sales volumes and increased administrative costs.
Climate Solutions segment net sales were $764.8 million, an increase of $142.5 million or 22.9% as compared to the nine months ended September 26, 2020. The increase consisted of positive organic sales of 22.4% and positive foreign currency translation of 0.5%. The increase was primarily due to continued strong demand in North American residential HVAC market and recovering demand in EMEA and Asia Pacific. Gross profit increased $53.3 million or 30.3% compared to the nine months ended September 26, 2020. The increase in gross profit was primarily driven by volume, favorable product mix and 80/20 actions, partially offset by material inflation. Total operating expenses for the nine months ended October 2, 2021 were $87.3 million compared to $87.2 million in the nine months ended September 26, 2020. The increase was primarily due to 2020 cost savings as a result of non-recurring furloughs and operating expenses, offset by gains in foreign currency.
Power Transmission Solutions segment net sales for the nine months ended October 2, 2021 were $624.3 million, an increase of $102.9 million or 19.7% compared to nine months ended September 26, 2020 net sales of $166.9 million. The increase consisted of positive organic sales of 18.1% and positive foreign currency of 1.6%. The increase was primarily driven by strength in the North American general industrial and alternative-energy end markets, prior year project wins in the aerospace end market and strength in the conveying business. Gross profit for the nine months ended October 2, 2021 increased $53.5 million or 28.7%. The increase was driven by higher sales volume, favorable product mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the nine months ended October 2, 2021 increased $42.3 million as compared to the nine months ended September 26, 2020, primarily due to transaction costs related to the Rexnord Transaction, asset write down related to a restructuring project, and the normalizing of the business as it recovers from the pandemic.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
(Dollars in Millions)
Net Sales:
Commercial Systems	$268.7	$218.5	$775.0	$593.8
Industrial Systems	148.0	138.8	429.6	389.0
Climate Solutions	268.4	234.0	764.8	622.3
Power Transmission Solutions	207.6	166.9	624.3	521.4
Consolidated	$892.7	$758.2	$2,593.7	$2,126.5

Gross Profit as a Percent of Net Sales:
Commercial Systems	26.3%	27.8%	26.3%	25.8%
Industrial Systems	17.5%	23.0%	18.4%	20.5%
Climate Solutions	30.3%	29.5%	30.0%	28.3%
Power Transmission Solutions	36.9%	35.9%	38.4%	35.7%
Consolidated	28.5%	29.2%	29.0%	28.0%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	15.0%	16.5%	15.3%	18.2%
Industrial Systems	13.2%	17.7%	15.3%	17.8%
Climate Solutions	10.8%	12.8%	11.3%	13.8%
Power Transmission Solutions	26.7%	24.6%	25.9%	23.4%
Consolidated	16.2%	17.4%	16.7%	18.1%

Income from Operations as a Percent of Net Sales:
Commercial Systems	11.3%	11.3%	10.7%	7.2%
Industrial Systems	4.3%	5.3%	3.1%	2.7%
Climate Solutions	19.4%	16.8%	18.6%	14.3%
Power Transmission Solutions	8.9%	11.3%	12.0%	12.3%
Consolidated	12.0%	11.9%	12.1%	9.7%

Income from Operations	$107.4	$90.0	$313.5	$205.9
Other Income, Net	(1.2)	(1.1)	(3.6)	(3.3)
Interest Expense	22.0	9.0	46.1	31.2
Interest Income	(2.3)	(1.3)	(5.5)	(3.8)
Income before Taxes	88.9	83.4	276.5	181.8
Provision for Income Taxes	17.8	17.1	57.2	39.5
Net Income	71.1	66.3	219.3	142.3
Less: Net Income Attributable to Noncontrolling Interests	1.6	1.3	4.6	3.4
Net Income Attributable to Regal Rexnord Corporation	$69.5	$65.0	$214.7	$138.9

The effective tax rate for the three months ended October 2, 2021 was 20.0% versus 20.5% for the three months ended September 26, 2020. The effective tax rate for the nine months ended October 2, 2021 and September 26, 2020 was 20.7% and 21.7%, respectively. The change in the effective tax rate for the three and nine months ended October 2, 2021 was primarily driven by the mix of earnings. The make-whole payment of $12.7 million for early debt cancellation was included in interest expense for the three and nine months ended October 2, 2021.

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

Cash flow provided by operating activities was $258.1 million for the nine months ended October 2, 2021, a $51.8 million decrease from the nine months ended September 26, 2020. The change is a result of an increase in inventory, early debt extinguishment charge and accounts receivable which is partially offset by an increase in accounts payable for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020.

Cash flow used in investing activities was $37.5 million for the nine months ended October 2, 2021 as compared to cash flow used in investing activities of $21.8 million for the nine months ended September 26, 2020. The change was driven primarily by lower proceeds received from sales of property, plant and equipment and cash used for capital purchases and business acquisitions in the current year compared to the prior year.

Cash flow used in financing activities was $500.8 million for the nine months ended October 2, 2021, compared to $135.2 million used in financing activities for the nine months ended September 26, 2020. We had net debt repayments of $422.4 million during the nine months ended October 2, 2021, compared to net debt repayments of $67.8 million during the nine months ended September 26, 2020. There were no share repurchases for the nine months ended October 2, 2021, compared to $25.0 million for the nine months ended September 26, 2020. There were $17.0 million in financing fees paid for the nine months ended October 2, 2021, compared to no fees in the prior year.

Our working capital was $1,067.6 million at October 2, 2021, compared to $1,029.3 million at January 2, 2021. At October 2, 2021 and January 2, 2021, our current ratio (which is the ratio of our current assets to current liabilities) was 2.4:1 and 2.3:1, respectively. Our working capital increased primarily due to the increase in accounts receivables and inventory offset by an increase in accounts payable and decrease in cash.

The following table presents selected financial information and statistics as of October 2, 2021 and January 2, 2021 (in millions):

	October 2, 2021	January 2, 2021
Cash and Cash Equivalents	$328.6	$611.3
Trade Receivables, Net	560.9	432.0
Inventories	808.2	690.3
Working Capital	1,067.6	1,029.3
Current Ratio	2.4:1	2.3:1

As of October 2, 2021, $325.9 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Credit Agreement
On March 17, 2021, we entered into an amendment (the "First Amendment") with our lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to, among other things, (i) permit the consummation of the Rexnord Transaction, (ii) permit the incurrence of indebtedness to finance the special dividend that was paid in connection with the Rexnord Transaction (the "Special Dividend"), and, (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Credit Agreement. The amendment is subject to customary and market provisions. In connection with the closing of the Rexnord Transaction subsequent to the quarter end, we drew upon the Credit Agreement to finance the $284.4 million payment of the Special Dividend.
Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in an original aggregate principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in an aggregate principal amount of $500.0 million (increased as of the effectiveness of the First Amendment to $750.0 million) (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. On November 4, 2021 we exercised an option to expand the size of the Multicurrency Revolving Facility commitments under the Credit Agreement by $250.0 million. After the exercise the Multicurrency Revolving Facility commitment totals $1.0 billion.
The Term Facility under the Credit Agreement was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. Per the terms of the agreement, prepayments can be made without penalty and be applied to the next payment due. After the prepayment is considered, the next payment in the amortization schedule is not due within one year and therefore no current maturities of debt will be recognized for this agreement. The weighted average interest rate on the Term Facility for the three months ended October 2, 2021 and September 26, 2020 was 1.3% and 1.5%, respectively. The weighted average interest rate on the Term Facility for the nine months ended October 2, 2021 and September 26, 2020 was 1.4% and 2.1%, respectively. The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At October 2, 2021, we had $27.8 million borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility and $722.0 million of available borrowing capacity. For the three months ended October 2, 2021 and September 26, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $106.5 million and $51.4 million, respectively and the weighted average interest rate was 1.3% and 1.5%, respectively. For the nine months ended October 2, 2021 and September 26, 2020 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $38.8 million and $189.7 million, respectively, and the weighted average interest rate was 1.4% and 2.1%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
Immediately following the completion of the Rexnord Transaction subsequent to quarter end, we had approximately $1.5 billion outstanding under the Credit Agreement comprised of approximately $380.0 million outstanding under the revolving commitments, approximately $620.0 million outstanding under the term loan commitments under the Credit Agreement, and $486.0 million under the A&R Land Credit Agreement.
Senior Notes
In connection with the closing of the Rexnord Transaction, on September 30, 2021, we redeemed in full our senior notes due 2023 under the note purchase agreement, dated July 14, 2011 (as amended), by and between us and the purchasers thereto (the "Note Purchase Agreement"). Inclusive of principal, interest and the applicable make-whole payment, the total amount paid by us to redeem such senior notes was approximately $184.0 million. The make-whole payment of $12.7 million was included in interest expense. We funded this amount with a combination of cash on hand and drawings under the Credit Agreement. We also redeemed in the quarter our senior notes due July 2021 under the Note Purchase Agreement with a combination of cash on hand and drawings under the Multicurrency Revolving Facility.

We have an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk (see also Note 14 of Notes to the Condensed Consolidated Financial Statements).

Compliance with Financial Covenants

The Credit Agreement require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Credit Agreement as of October 2, 2021.

Other Notes Payable

At October 2, 2021, other notes payable of approximately $4.3 million were outstanding with a weighted average interest rate of 4.9%. At January 2, 2021, other notes payable of approximately $4.6 million were outstanding with a weighted average rate of 4.9%.

Financing Arrangements Related to Rexnord Transaction

In connection with the Rexnord Transaction, on February 15, 2021, we entered into a debt commitment letter (the “Bridge Commitment Letter”) and related fee letters with Barclays Bank PLC (“Barclays”), pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide approximately $2.1 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (the “Bridge Facility”). As the Rexnord Transaction was consummated and the payments of amounts in connection therewith occurred without the use of the Bridge Facility, the commitments under the Bridge Commitment Letter were terminated in connection with the closing of the Rexnord Transaction.

In connection with the Rexnord Transaction, on May 14, 2021, Land entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein (the "Land Credit Agreement"), providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of $487.0 million, maturing on August 25, 2023 (the "DDTL Facility"). The proceeds of the DDTL Facility were drawn by Land in a single drawing to fund a payment from Land to a subsidiary of Zurn in connection with the Rexnord Transaction. Upon consummation of the Rexnord Transaction, Land became our indirect wholly owned subsidiary and, in connection therewith, the Land Credit Agreement was amended and restated (the "A&R Land Credit Agreement") to add us as a party to the A&R Land Credit Agreement and as a guarantor of the obligations of Land thereunder. Our subsidiaries that provided a guaranty of the obligations under the Credit Agreement also entered into a subsidiary guaranty agreement with respect to the obligations under the A&R Land Credit Agreement. Additionally, Land and any subsidiary of Land that provided a guaranty under the DDTL Facility have also entered into the subsidiary guaranty agreement with respect to the Credit Agreement. The loans under the DDTL Facility will bear interest at floating rates based upon a reserve adjusted LIBOR rate or, at our election, an alternate base rate plus, in each case an applicable margin determined by reference to our consolidated funded debt (net of certain cash and cash equivalents) to EBITDA ratio.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $648.3 million and $1,085.8 million as of October 2, 2021 and January 2, 2021, respectively.

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

Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At October 2, 2021, excluding the impact of interest rate swaps, we had $3.7 million of fixed rate debt and $648.4 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at October 2, 2021 would result in a $0.7 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps became effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of October 2, 2021 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$1.8
As of October 2, 2021, the interest rate swap asset was included in Other Noncurrent Assets. The unrealized gain on the effective portion of the contract net of tax of $1.4 million was recorded in AOCI. At January 2, 2021, a $(0.7) million interest rate swap liability was included in Other Accrued Expenses and $(1.4) million in Other Noncurrent Liabilities. There was an unrealized loss of $(1.6) million, net of tax, at January 2, 2021 that was recorded in AOCI for the effective portion of the hedge.
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
As of October 2, 2021, derivative currency assets (liabilities) of $8.9 million, $0.2 million, $(2.0) million and $(0.2) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively. As of January 2, 2021, derivative currency assets (liabilities) of $16.6 million, $1.6 million, $(1.0) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. The unrealized gains on the effective portions of the hedges of $5.3 million net of tax, and $12.7 million net of tax, as of October 2, 2021 and January 2, 2021 respectively, were recorded in AOCI. At October 2, 2021, we had $3.7 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, we had $1.1 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on October 2, 2021 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$242.2	$3.5	$24.2	$(24.2)
Mexican Peso	183.1	2.9	18.3	(18.3)
Indian Rupee	58.0	0.7	5.8	(5.8)
Canadian Dollar	0.6	—	0.1	(0.1)
Australian Dollar	28.8	0.2	2.9	(2.9)
British Pound	4.0	—	0.4	(0.4)
Thai Baht	4.0	(0.4)	0.4	(0.4)
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
Derivative commodity assets (liabilities) of $9.4 million, $(2.6) million, $(0.7) million were recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses and Other Noncurrent Liabilities at October 2, 2021. Derivative commodity assets of $11.4 million and $0.1 million were recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets, respectively, at January 2, 2021. The unrealized gain on the effective portion of the hedges of $4.2 million net of tax and $8.7 million net of tax, as of October 2, 2021 and January 2, 2021, respectively, was recorded in AOCI. At October 2, 2021, we had $5.0 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 2, 2021, there was an additional $2.6 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on October 2, 2021 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$122.0	$4.4	$12.2	$(12.2)
Aluminum	8.6	1.7	0.9	(0.9)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $19.6 million gains at October 2, 2021 includes $9.9 million of net current deferred gains expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. The factors in this Quarterly Report on Form 10-Q below should be carefully considered. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header “Cautionary Statement” contained in this Quarterly Report on Form 10-Q.

Risks Related to Operations and Strategy

We depend on certain key suppliers, and any loss of those suppliers or their failure to meet commitments may adversely affect our business and results of operations.

We depend on a single or limited number of suppliers for some materials or components required in the manufacture of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, we may experience supply shortages that could result in our inability to meet our customers’ requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations.

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

The COVID-19 pandemic has adversely impacted our business and the PMC Business and could continue to have an adverse impact on our business, results of operation, financial condition, liquidity, customers, suppliers, and the geographies in which we operate.

The COVID-19 pandemic has significantly increased economic, demand and operational uncertainty. We haves global operations, customers and suppliers, including in countries impacted by COVID-19. Authorities around the world have taken a variety of measures to attempt to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the U.S. Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to attempt slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to us due to the interconnected nature of our business relationships.

The impact of COVID-19 on the global economy and our customers, as well as recent volatility in commodity markets, has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain, which could negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.

We may incur costs and charges as a result of restructuring activities such as facilities and operations consolidations and workforce reductions that are intended to reduce on-going costs, and those restructuring activities also may be disruptive to our business and may not result in anticipated cost savings.

We expect to review our overall manufacturing footprint, including potentially consolidating facilities and operations, in an effort to make our business more efficient. We expect to incur additional costs and restructuring charges in connection with such consolidations, divestitures, workforce reductions and other cost reduction measures that could adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause disruption and additional unanticipated expense.

Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products and product enhancements based on technological innovation, such as IoT, and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business.

The electric motor and power transmission industries in recent years have seen significant evolution and innovation, particularly with respect to increasing energy efficiency and control enhancements. Our ability to effectively compete in these industries depends in part on our ability to continue to develop new technologies and innovative products and product enhancements, including enhancements based on technological innovation such as IoT. Further, many large customers in these industries generally desire to purchase from companies that can offer a broad product range, which means we must continue to develop our expertise in order to design, manufacture and sell these products successfully. This requires that we make significant investments in engineering, manufacturing, customer service and support, research and development and intellectual property protection, and there can be no assurance that in the future we will have sufficient resources to continue to make such investments. If we are unable to meet the needs of our customers for innovative products or product variety, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, all of which may adversely impact our results of operations.

Further, such new products and technologies may create additional exposure or risk. We cannot assure that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage. Furthermore, we could be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we can adequately protect against such a loss.

In each of our Climate Solutions and Commercial Systems segments, we depend on revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.

In each of our Climate Solutions and Commercial Systems segments, we depend on, and expect to continue to depend on, revenues from several significant customers, and any loss, cancellation or reduction of, or delay in, purchases by these customers may have a material adverse effect on our business.
We derive a significant portion of the revenues of our motor businesses from several key OEM customers. Our success depends on our continued ability to develop and manage relationships with these customers. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Our reliance on sales from customers makes the relationship with each of these customers important to our business. We cannot assure you that we will be able to retain these key customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our results of operations and financial condition.

Goodwill and an indefinite-lived trade name intangible comprise a significant portion of our total assets, and if we determine that goodwill and the indefinite-lived trade name intangible have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

We have substantial intangible assets in respect of goodwill and indefinite-lived trade names. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. The indefinite-lived trade name intangible represents a long-standing brand acquired in a business combination and is assumed to have indefinite life. We review goodwill and the indefinite-lived trade name intangible at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill or the indefinite-lived trade name intangible would affect financial results. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill or the indefinite-lived trade name intangible is determined, our results of operations and financial condition could be materially and adversely affected.

Portions of our total sales come directly from customers in key markets and industries. A significant or prolonged decline or disruption in one of those markets or industries could result in lower capital expenditures by such customers, which could have a material adverse effect on our results of operations and financial condition.

Portions of our total sales are dependent directly upon the level of capital expenditures by customers in key markets and industries, such as HVAC, refrigeration, aerospace power generation, oil and gas, mining, cement and aggregates and unit material handling or water heating. A significant or prolonged decline or disruption in one of those markets or industries may result in some of such customers delaying, canceling or modifying projects, or may result in nonpayment of amounts that are owed to us. These effects could have a material adverse effect on our results of operations and financial condition.

We sell certain products for high volume applications, and any failure of those products to perform as anticipated could result in significant liability and expenses that may adversely affect our business and results of operations.
We manufacture and sell a number of products for high volume applications, including electric motors used in pools and spas, residential and commercial heating, ventilation and air conditioning, refrigeration equipment and enclosed gear drives for solar power generation. Any failure of those products to perform as anticipated could result in significant product liability, product recall or rework, or other costs. The costs of product recalls and reworks are not generally covered by insurance.

If we were to experience a product recall or rework in connection with products of high volume applications, our financial condition or results of operations could be materially adversely affected.

One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to regulation by government agencies such as the U.S. Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we cannot assure you that these claims, individually or in the aggregate, will not have a material adverse effect on our or our subsidiary’s results of operations, financial condition or cash flows. We cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that we or our subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.

If our business does not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

As of October 4, 2021, after giving effect to the Rexnord Transaction, we had approximately $1.0 billion in aggregate debt outstanding under our various financing arrangements, approximately $350.0 million in cash and cash equivalents and approximately $360.0 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our debt levels depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. Our indebtedness may have important consequences. For example, it could:

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

In addition, our credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that us take action to reduce our debt or to act in a manner contrary to our business strategies. If an event of default under our credit facility or senior notes were to occur, the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable.
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

Our success depends on, in part, on the efforts and abilities of our senior management team and key associates and the contributions of talented associates in various operations and functions, such as engineering, finance, sales, marketing, manufacturing, etc. The skills, experience and industry contacts of our senior management team significantly benefit our operations and administration. The failure to attract or retain members of our senior management team and key talent could have a negative effect on our operating results.

Moreover, on September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by December 8, 2021. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons. In addition, on September 9, 2021, President Biden announced that he has directed OSHA to develop an ETS mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA has not issued the ETS nor provided any additional information on its contents or requirements.

It is currently not possible to predict with certainty the impact the executive order or OSHA ETS will have on our workforce. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Mergers, Acquisitions and Divestitures

We and Arrowhead may be unable to satisfy the conditions or obtain the approvals required to complete the Arrowhead Transaction.

The consummation of the Arrowhead Transaction is subject to customary closing conditions, including the receipt of U.S. regulatory approval. We cannot make any assurances that the Arrowhead Transaction will be consummated on the terms or timeline currently contemplated, or at all.

Our failure to successfully integrate the PMC Business and Arrowhead and realize forecasted synergies from the Transactions and any future acquisitions into our business within our expected timetable could adversely affect our future results and the market price of our common stock following the completion of the Transactions or any future acquisitions.

The success of the Rexnord Transaction and the Arrowhead Transaction will depend, in large part, our ability following the completion of the Transactions to realize the anticipated benefits of the Transactions and on our sales and profitability. To realize these anticipated benefits, we must successfully integrate the PMC Business and Arrowhead. These integrations will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the Transactions.

Potential difficulties that may be encountered in the integration process include, among others:

• the failure to implement our business plan and for us to recognize synergies between our business and the PMC Business and Arrowhead;

• lost sales and customers as a result of our customers or customers of the PMC Business and Arrowhead deciding not to do business with us;

• risks associated with managing the larger and more complex Company after the Transactions;

• integrating our personnel and the personnel of the PMC Business and Arrowhead while maintaining focus on providing consistent, high-quality products and service to customers;

• the loss of key employees;

• unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

• unexpected liabilities of the PMC Business and Arrowhead;

• possible inconsistencies in standards, controls, procedures, policies and compensation structures;

• the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

• potential unknown liabilities and unforeseen expenses or delays associated with the Transactions.

If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the Transactions could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results after the Transactions and, as a result, adversely affect the market price of our common stock.

Apart from the Transactions, as part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms, but we may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions, including the expected restructuring of certain aspects of the PMC Business and Arrowhead.

We will continue to incur significant costs related to the Transactions, which may be greater than anticipated and which could have an adverse effect on our liquidity, cash flows and operating results.

We have incurred and will continue to incur significant one-time costs in connection with the Transactions, including transaction costs, integration costs, and other costs that our management believes are necessary to realize the anticipated synergies from the Transactions. Although we believe our projections of these costs are based on reasonable assumptions, if such costs are greater than anticipated, the realization of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.

Businesses that we have acquired or that we may acquire in the future, including the PMC Business and Arrowhead, may have liabilities which are not known to us.

We have assumed liabilities of acquired businesses, including the PMC Business and Arrowhead, and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

The Reorganization and the Distributions could result in significant tax liability, including as a result of an error in the determination of Overlap Shareholders or subsequent acquisitions of stock of Zurn or us. Under certain circumstances, Land (our wholly owned subsidiary) may be obligated to indemnify Zurn for such taxes imposed on Zurn.

In connection with the Rexnord Transaction, Zurn received a tax opinion from its tax counsel (the “Rexnord Tax Opinion”) that includes an opinion to the effect that the Reorganization, together with the distributions of Land common stock from Zurn to Zurn’s stockholders (the “Distributions”), will qualify as tax-free to Zurn, Land and the Zurn stockholders, as applicable, for U.S. federal income tax purposes except, in the case of Zurn, to the extent Land’s payment to a subsidiary of Zurn under the terms of the Separation Agreement (the “Land Cash Payment”) exceeds RBS Global Inc.’s adjusted tax basis in Land common stock. The Rexnord Tax Opinion is based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Land and Zurn. Although we believe the representations, assumptions and covenants in the Rexnord Tax Opinion to be true, the failure of any such factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion. The Rexnord Tax Opinion is not binding on the IRS or the courts, and it is possible that the IRS or the courts may not agree with the opinion. In addition, the Rexnord Tax Opinion is based on current law, and the conclusions in the opinion cannot be relied upon if current law changes with retroactive effect.

The Spin-Off will be taxable to Zurn pursuant to Section 355(e) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) if there is a 50% or greater change in ownership of either Zurn or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of Land or Zurn stock or our stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although we and Zurn may be able to rebut that presumption. Zurn received a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) (the “IRS Ruling”) with respect to certain tax aspects of the Rexnord Transaction, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as “Overlap Shareholders” (as such term is defined in the Merger Agreement) for purposes of determining the exchange ratio for the transaction in the Merger Agreement and the overall percentage change in the ownership of Land resulting from the Merger. The continuing validity of the IRS Ruling is subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling only describes the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations.

The actual determination and calculation of Overlap Shareholders was made by us, Zurn and our respective advisors based on the IRS Ruling, but no assurance can be given that the IRS will agree with these determinations or calculations. If the IRS were to determine that the Merger, as a result of an error in the determination of Overlap Shareholders, or other acquisitions of Land, Zurn or our stock, either before or after the Spin-Off, resulted in a 50% or greater change in ownership and were part of a plan or series of related transactions that included the Spin-Off, such determination could result in significant tax liability to Zurn. In certain circumstances and subject to certain limitations, under the Tax Matters Agreement, Land is required to indemnify Zurn for 100% of the taxes that result if the Distributions become taxable as a result of certain actions by us or Land and for 90% of the taxes that result as a result of a miscalculation of the Overlap Shareholders. If this occurs and Land is required to indemnify Zurn, this indemnification obligation could be substantial and could have a material adverse effect on us and Land, including with respect to our financial condition and results of operations given that we have guaranteed the indemnification obligations of Land.

Following consummation of the Rexnord Transaction, we and Land are each required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of certain business combinations) that otherwise could be advantageous.

The Tax Matters Agreement we entered into in connection with the Rexnord Transaction imposes certain restrictions on us, Land and Zurn during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for their intended tax treatment. As a result of these restrictions, our and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.

If we, Land or Zurn take any enumerated actions or omissions, or if certain events relating to us, Land or Zurn occur that would cause the Reorganization or the Distributions to become taxable, the party whose actions or omissions (or who the event relates to) generally will be required to bear the cost of any resulting tax liability of Zurn (but not its stockholders). If the Reorganization or the Distributions became taxable, Zurn would be expected to recognize a substantial amount of gain, which would result in a material amount of taxes. Any such taxes would be expected to be material to us and could cause our business, financial condition and operating results to suffer. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous, which could adversely affect our business, results of operations, or financial condition.

Zurn may not be able to perform the services it is required to perform under the Transition Services Agreement.

Prior to the Rexnord Transaction, Zurn performed certain corporate and other functions for the PMC Business. Following the Merger, Zurn is obligated to perform some of these services to the PMC Business pursuant to a transition services agreement (the “Transition Services Agreement”) between us, Zurn and Land for a transitional period. In the event that Zurn does not or is unable to perform its obligations with respect to the PMC Business under the Transition Services Agreement, or if there are disputes in connection with the Transition Services Agreement, we may be required to incur significant costs in order to provide such services or resolve such disputes, which could adversely affect our business, results of operations or financial condition.

Risks Related to Our Global Footprint

We operate in the highly competitive global electric motors and controls, power generation and power transmission industries.

The global electric motors and controls, power generation and power transmission industries are highly competitive. We have a wide variety of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. In order to compete effectively, we must retain relationships with major customers and establish relationships with new customers, including those in developing countries. Moreover, in certain applications, customers exercise significant power over business terms. It may be difficult in the short-term for us to obtain new sales to replace any decline in the sale of existing products that may be lost to competitors. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.

We have continued to see a trend with certain customers who are attempting to reduce the number of vendors from which they purchase product in order to reduce their costs and diversify their risk. As a result, we may lose market share to our competitors in some of the markets in which we compete.

In addition, some of our competitors may be larger and have greater financial and other resources than us. There can be no assurance that our products will be able to compete successfully with the products of these other companies.

We may also choose to exit certain businesses, markets, or channels based on a variety of factors including our 80/20 initiatives.

We manufacture a significant portion of our products outside the U.S., and political, societal or economic instability or public health crises may present additional risks to our business.

As of October 29, 2021, after giving effect to the Rexnord Transaction, approximately 24,000 of our approximate 30,000 total associates and 63 of our principal manufacturing and warehouse facilities are located outside the U.S. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” trade relations between the U.S. and China, the implementation of the United States-Mexico-Canada Agreement (the “USMCA”), or the change in labor rates in Mexico.

In addition, as described in more detail above, the continued global spread of COVID-19 could continue to have an adverse effect on our financial condition, results of operations and cash flows.

Disruptions caused by labor disputes or organized labor activities could adversely affect our business or financial results.

We have a significant number of employees in Europe and other jurisdictions where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Economic and Financial Risks

Commodity, currency and interest rate hedging activities may adversely impact our financial performance as a result of changes in global commodity prices, interest rates and currency rates.

We use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and may continue to enter into, such hedging arrangements. By utilizing hedging instruments, we may forgo benefits that might result from fluctuations in currency exchange, commodity and interest rates. We are also exposed to the risk that counterparties to hedging contracts will default on their obligations. Any default by such counterparties might have an adverse effect on us.

We may suffer losses as a result of foreign currency fluctuations.

The net assets, net earnings and cash flows from our foreign subsidiaries based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency.

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

General economic conditions and conditions in the global financial markets can affect our results of operations. Deterioration in the global economy could lead to higher unemployment, lower consumer spending and reduced investment by businesses, and could lead our customers to slow spending on our products or make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Worsening economic conditions could also affect the financial viability of our suppliers, some of which could be considered key suppliers. If the commercial, industrial, residential HVAC, power generation and power transmission markets significantly deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Some of the industries that we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current and/or acquired businesses could adversely affect our operating results and financial position.

A significant amount of our revenue is generated from customers located outside of the U.S., and a substantial portion of our assets and associates are located outside of the U.S. which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

Our required cash contributions to our pension plans may increase further and we could experience a change in the funded status of our pension plans and the amount recorded in our consolidated balance sheets related to such plans. Additionally, our pension costs could increase in future years.

The funded status of our defined benefit pension plans depends on such factors as asset returns, market interest rates, legislative changes and funding regulations. If the returns on the assets of any of our plans were to decline in future periods, if market interest rates were to decline, if the Pension Benefit Guaranty Corporation were to require additional contributions to any such plans as a result of acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions and pension costs to such plans could increase. Any such increases could impact our business, financial condition, results of operations or cash flows. The need to make contributions to such plans may reduce the cash available to meet our other obligations, including our obligations under our borrowing arrangements or to meet the needs of our business.

Risks Relating to the Legal and Regulatory Environment

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

It is difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions. The Biden administration has provided informal guidance on certain tax law changes that it would support, which includes, among other things, raising tax rates on both domestic and foreign income and imposing a new alternative minimum tax on book income. Such changes could cause us to experience an effective tax rate significantly different from previous periods or our current estimates. If our effective tax rate were to increase, our financial condition and results of operations could be adversely affected.

We are subject to litigation, including product liability and warranty claims that may adversely affect our financial condition and results of operations.

We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. Certain subsidiaries of ours are co-defendants in various lawsuits in a number of U.S. jurisdictions alleging personal injury as a result of exposure to asbestos that was used in certain components of PMC Business products. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims.

While we maintain general liability and product liability insurance coverage in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.

Infringement of our intellectual property by third parties may harm our competitive position, and we may incur significant costs associated with the protection and preservation of our intellectual property.

We own or otherwise have rights in a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years, and we expect to actively pursue patents in connection with new product development and to acquire additional patents and trademarks through the acquisitions of other businesses. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. Our inability to protect this intellectual property generally, or the illegal breach of some or a large group of our intellectual property rights, would have an adverse effect on our business. In addition, there can be no assurance that our intellectual property will not be challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. We have incurred in the past, and expect to incur in the future, significant costs associated with defending challenges to our intellectual property or enforcing our intellectual property rights, which could adversely impact our cash flow and results of operations.

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

IT security threats via computer malware and other “cyber-attacks,” which are increasing in both frequency and sophistication, could also result in unauthorized disclosures of information, such as customer data, personally identifiable information or other confidential or proprietary material, and create financial liability, subject us to legal or regulatory sanctions, or damage our reputation. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have. While we maintain robust information security mechanisms and controls, the impact of a material IT event could have a material adverse effect on our competitive position, results of operations, financial condition and cash flow.

We have substantially completed the implementation of two Enterprise Resource Planning (“ERP”) systems that each redesigned and deployed common information systems. We will continue to implement the ERP systems throughout the business. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As we implement the ERP systems, some elements may not perform as expected. This could have an adverse effect on our business.

We may be adversely affected by environmental, health and safety laws and regulations.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and expect incur capital and other expenditures to comply with these regulations. Failure to comply with any environmental regulations, including more stringent environmental laws that may be imposed in the future, could subject us to future liabilities, fines or penalties or the suspension of production. In addition, if environmental and human health and safety laws and regulations are repealed, made less burdensome or implemented at a later date, demand for our products designed to comply with such regulations may be unfavorably impacted.

General Risks

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our outstanding debt.

Amounts drawn under our credit facilities may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financing market could have a material adverse effect on our business, financial position, operating results, and interest expense related to our outstanding debt.

Our operations can be negatively impacted by natural disasters, terrorism, acts of war, international conflict, political and governmental actions which could harm our business.

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the U.S. and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by the U.S. or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” trade relations between the U.S. and China, the implementation of the USMCA, or the change in labor rates in Mexico.

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

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended October 2, 2021, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on October 25, 2019, the Company's Board of Directors approved the authorization to purchase up to $250.0 million of shares.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective October 4, 2021.

3.2	Amended and Restated Bylaws of Regal Rexnord Corporation, effective October 4, 2021.

10.1
Amended and Restated Credit Agreement, dated as of May 14, 2021, by and among Land Newco, Inc. Regal Rexnord Corporation, various subsidiaries thereof, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein [incorporated by reference to Exhibit 10.1 of Regal Rexnord Corporation's Current Report on Form 8-K filed on October 7, 2021].

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

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2021