Form 10-K
period 2022-01-01
REGAL REXNORD CORP
filed 2022-03-02
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022
Commission File number 1-7283
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 3, 2021 was approximately $5.4 billion.
On February 25, 2022, the registrant had outstanding 67,542,208 shares of common stock, $0.01 par value, which is registrant's only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2022 (the “2022 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL REXNORD CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JANUARY 1, 2022

CAUTIONARY STATEMENT
This report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements relating to the merger with the Rexnord Process & Motion Control business (the "Rexnord PMC business") (the "Rexnord Transaction") or the acquisition of Arrowhead Systems, LLC, which the Company now refers to as its Automation Solutions business (the "Automation Solutions Transaction") (the "Automation Solutions Transaction" and, together with the Rexnord Transaction, the "Transactions"), and the benefits and synergies of the Transactions, future opportunities for the Company, and any other statements regarding the Company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future period. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “would,” “project,” “forecast,” "would," "could," "should," and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•dependence on key suppliers and the potential effects of supply disruptions;
•fluctuations in commodity prices and raw material costs;
•any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•the possibility that the Company may be unable to achieve expected synergies and operating efficiencies in connection with the Transactions within the expected time-frames or at all and to successfully integrate the Rexnord PMC and Automation Solutions businesses;
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
•challenges to the tax treatment that was elected with respect to the Rexnord Transaction and related transactions;
•requirements to abide by potentially significant restrictions with respect to the tax treatment of the Rexnord Transaction which could limit the Company’s ability to undertake certain corporate actions that otherwise could be advantageous;
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
•the Company's overall debt levels and its ability to repay principal and interest on its outstanding debt, and the impact of changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate;

•prolonged declines in one or more markets, such as heating, ventilation, air conditioning, refrigeration, power generation, oil and gas, unit material handling, water heating and aerospace;
•economic changes in global markets, such as reduced demand for products, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that the Company cannot control;
•product liability, asbestos and other litigation, or claims by end users, government agencies or others that products or customers' applications failed to perform as anticipated, particularly in high volume applications or where such failures are alleged to be the cause of property or casualty claims;
•unanticipated liabilities of acquired businesses;
•unanticipated adverse effects or liabilities from business exits or divestitures;
•unanticipated costs or expenses that may be incurred related to product warranty issues;
•infringement of intellectual property by third parties, challenges to intellectual property and claims of infringement on third party technologies;
•effects on earnings of any significant impairment of goodwill;
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our” or the “Company” refer collectively to Regal Rexnord Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in the 2022 Proxy Statement, or to information contained in specific sections of the 2022 Proxy Statement, incorporate the information into that Item by reference.
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 1, 2022 as “fiscal 2021", the fiscal year ended January 2, 2021 as “fiscal 2020" and the fiscal year ended December 28, 2019 as “fiscal 2019".
ITEM 1 - BUSINESS
Our Company

Regal Rexnord Corporation (NYSE: RRX) is a global leader in the engineering and manufacturing of industrial powertrain solutions, power transmission components, electric motors and electronic controls, air moving products and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet. We are headquartered in Beloit, Wisconsin and have manufacturing, sales and service facilities worldwide.

Our four operating segments are: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions. Our new Motion Control Solutions operating segment consists of our legacy Power Transmission Solutions operating segment, the Rexnord Process & Motion Control business (the “Rexnord PMC business”), which we acquired on October 4, 2021, and the Automation Solutions business, which we acquired on November 23, 2021.

Rexnord and Automation Solutions Transactions

Rexnord Transaction

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”), we completed our combination with the Rexnord PMC business of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) ("Zurn") in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (ii) after which all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, one of our subsidiaries (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted as of the effective time of the Merger (the “Effective Time”) into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated in the Merger Agreement. When the Merger was completed, Land, which held the Rexnord PMC business, became our wholly owned subsidiary.

Pursuant to the Merger, we issued approximately 27,055,945 shares of Company common stock to holders of Land common stock, which represents approximately 39.9% of the approximately 67,756,732 outstanding shares of Company common stock immediately following the Effective Time. In addition, holders of record of Company common stock as of October 1, 2021 received $6.99 per share of Company common stock pursuant to a previously announced special dividend in connection with the Rexnord Transaction (the “Special Dividend”).

The total consideration transferred for the acquisition of Land was approximately $4.0 billion subject to finalization of purchase accounting and working capital adjustments. The total assets and liabilities assumed will be adjusted, based on the final balances per the terms included within the Separation and Distribution Agreement.

The Rexnord Transaction is described more fully below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and our Current Report on Form 8-K filed with the SEC on October 7, 2021 (the "Rexnord 8-K"). This description is qualified in its entirety by the description set forth in the Rexnord 8-K.

Automation Solutions Transaction

On November 23, 2021, we acquired Arrowhead Systems, LLC, which we now refer to as our Automation Solutions business, for $315.6 million in cash, net of $1.1 million of cash acquired (the “Automation Solutions Transaction”). Our Automation Solutions business is a is a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Our Automation Conrol business is a division of our Motion Controls Solutions segment, and its financials have been included in results for that segment from the date of acquisition.

General

Commercial Systems Segment

Our Commercial Systems segment designs and produces primarily:

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

Industrial Systems Segment

Our Industrial Systems segment designs and produces primarily:

•Integral and large AC motors from approximately 1 to 12,000 horsepower (up to 10,000 volts) for industrial applications, along with aftermarket parts and kits to support such products. These products are sold directly to OEMs and end-user customers through our distribution network and our network of direct and independent sales representatives. Our manufacturing and selling capabilities extend across the globe, serving four strategic verticals: distribution, pump and compressors, HVAC and air moving, and general industries and large motors. Within these verticals are several end-market applications, including agriculture, marine, mining, oil and gas, petrochemical, pulp and paper, and food and beverage, as well as other process applications.

•Electric alternators for prime and standby power applications from 5 kilowatts through 4 megawatts (in 50 and 60Hz) sold directly to OEMs or through our network of sales representatives. These products can be standard, custom, or engineered solutions that are used in a variety of markets, including data centers, distributed energy, microgrid, rental, marine, agriculture, healthcare, mobile, and defense.

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

Climate Solutions Segment

Our Climate Solutions segment designs and produces primarily:

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

Motion Control Solutions Segment

Our Motion Control Solutions segment designs, produces and services primarily:

•Mounted and unmounted industrial bearings into diverse end markets globally. Our unmounted bearings are offered in a variety of types and styles. These include cam followers, radial bearings, and thrust bearings. Mounted bearings include industry specific designs in a variety of specialized housings that aim to meet unique customer needs. They are all available in a variety of options and sizes and include specialty bearings, mounted bearings, unmounted bearings, and corrosion resistant bearings.

•High-quality conveyor products including engineered steel chains, table top conveying chains, belts, sprockets, components, guide rails and wear strips. Conveying components can enhance system efficiency, reduce noise, support wash-down maintenance, and help lubricate conveying systems. Our products are highly engineered and can meet exact customer specifications. Our conveying equipment product group provides design, assembly, installation and after sales services. Its products included engineered elevators, conveyors and components for medium to heavy duty material handling applications.

•Conveying automation solutions, which serve a variety of material handling and palletization applications. Principal end markets included food and beverage, e-commerce, distribution and parcel. Our products include conveying solutions and components, right-angle transfer modules and customized sub-systems. Along with our product solutions offering, we provide a full suite of service and support solutions that span the equipment lifecycle.

•High-performance disc, gear, grid, elastomeric and torsionally soft couplings for applications that include turbines, pumps, compressors, generators, off-highway equipment and propulsion systems and which are used in many industries including petrochemical, refinery, power generation, marine, wind power construction, agriculture and steel. We also produce transmission elements that include torque limiters, clutches, locking devices and gear spindles.

•Mechanical power transmission drives and components including: belt drives, bushings, industrial chain and sprockets, drive tighteners and idlers, mechanical clutches, torque overload devices and engineered woven metals. Our products serve a wide range of industries and applications, including aggregates, forestry and wood products, grain and biofuels, power generation, food and beverage, consumer products, warehousing and distribution, automotive, commercial HVAC, and refrigeration.

•Gearboxes and gear motors that support motion control within complex equipment and systems that are used in a variety of applications. We provide a wide array of gear types, shaft configurations, ratios, housing materials and mounting methods for heavy, medium and light duty applications. Right angle worm gear can be specified for less than 100 inch-lbs. of torque to over 132,000 inch-lbs. of torque. Helical and bevel gear units are offered from 100 inch-lbs. to over 7 million inch-lbs. of torque and are available in right angle, inline or parallel shaft configurations. Our products include worm gearing, helical, bevel, helical bevel, worm, hypoid and spur gearing. Our gearing products generally are used to reduce the speed and increase the torque generated by an electric motor or other prime mover in order to meet the operating requirements of a particular piece of equipment.

•Aerospace components are supplied primarily to the commercial and military aircraft end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our aerospace bearing and mechanical seal products for their aircraft and turbine engine platforms, often based on proprietary designs, capabilities and solutions. We also supply highly specialized gears and related products through our aerospace-focused build-to-print manufacturing operations.

•Our special components products are comprised of electric motor brakes, miniature motion control components and security devices for utility companies. These products are used in a diverse range of applications including steel mills, oil field equipment, large textile machines, rubber mills and dock and pier handling equipment.

Many of our products are originally sold and installed into OEM equipment within various industries. Our reputation and long history of providing highly reliable products creates an end user specification for replacement through the distribution channel. We also provide application and design assistance based on our deep knowledge of our products and their applications.
OEMs and end users of a variety of motion control and other industrial applications typically combine the types of motors, controls and power transmission products we offer across the industrial powertrain. We seek to take advantage of this practice and to enhance our product penetration by leveraging cross-marketing and product line combination opportunities between our Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions products. As a product of our merger with the Rexnord PMC business, we are now able to offer customers a complete industrial powertrain solution. The complete powertrain offering comprises our electric motor and all the critical power transmission components that connect it to the powered equipment, such as a fan in an HVAC system or a conveyor belt in a warehouse. Our industrial powertrain offering is an important part of our growth strategy.

Our growth strategy also includes (i) driving organic sales growth through the introduction of innovative new products, with a particular focus on improving energy efficiency, (ii) establishing and maintaining new customers, as well as developing new opportunities with existing customers, (iii) participating in higher growth end markets and geographies, and (iv) identifying and consummating strategic, value creating acquisitions.

Acquisitions

In fiscal 2021, we completed the Rexnord Transaction and the Automation Solutions Transaction in the Motion Control Solutions segment.

Divestitures

In fiscal 2019, we completed two divestitures in the Commercial Systems segment.

•On January 7, 2019, we sold our drive technologies business and received proceeds of $119.9 million. We recognized a gain on sale of $41.0 million in the Consolidated Statements of Income.
•On July 1, 2019, we sold our vapor recovery business and received proceeds of $19.2 million. We recognized a loss on sale of $1.9 million in the Consolidated Statements of Income.
In fiscal 2019, we completed one divestiture in the Climate Solutions segment.

•On April 1, 2019, we sold our capacitor business and received proceeds of $9.9 million. We recognized a gain on sale of $6.0 million in the Consolidated Statements of Income.

In fiscal 2019, we completed one divestiture in the Motion Control Solutions segment.

•On April 1, 2019, we sold our marine transmission business and received proceeds of $8.9 million. We recognized a loss on sale of $0.5 million in the Consolidated Statements of Income.

Sales, Marketing and Distribution

We sell our products directly to OEMs, distributors and end-users. We have multiple divisions that promote our brands across their respective sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.

We operate large distribution facilities in Plainfield, Indiana; El Paso and McAllen, Texas; LaVergne, Tennessee; Florence, Kentucky; Milwaukee, Wisconsin; and Monterrey, Mexico which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers. We also operate or partner with numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have select manufacturer representatives' warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of revenue from our OEM customers. In our HVAC business, a large portion of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2021, fiscal 2020 or fiscal 2019.

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

Motion Control Solutions Segment

The motion control products market is fragmented. Many competitors in the market offer limited product lines or serve specific applications, industries or geographic markets. Other larger competitors offer broader product lines that serve multiple end uses in multiple geographies. Competition in the Motion Control Solutions segment is based on several factors including quality, lead times, custom engineering capability, pricing, reliability, and customer and engineering support.

Our major competitors in the Motion Control Solutions segment include Altra Industrial Motion, Inc., RBC Bearings Inc., SKF Group, NSK Ltd., KTR Corporation and Timken Company.

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

We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 23 Non-Provisional United States ("US") patents, 8 Provisional US patents and an additional 23 Non-Provisional foreign patents in fiscal 2021.

Each of our business units has its own, as well as shared, product development and design teams that continuously work to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state-of-the-art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors, electric generators, and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability, sustainability and enhanced energy efficiency. Increasingly, our research and development and other engineering efforts have focused on smart products that communicate and allow for monitoring, diagnostics and predictive maintenance.

Manufacturing and Operations

We have developed and acquired global operations in locations such as Mexico, China, India, Europe, Thailand and Brazil so that we can sell our products in these markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the U.S., Canada and Europe. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.

We manufacture a majority of the products that we sell, but also strategically source components and finished goods from an established global network of suppliers. We strategically leverage a global supply chain to reduce our overall costs and lead-time. We generally maintain a dual sourcing capability to ensure a reliable supply source for our customers, although we do depend on a limited number of single source suppliers for certain materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components of our product costs consist of bearings, electronic assemblies, permanent magnets and ferrous and non-ferrous castings.

The Regal Rexnord Business System is our enterprise-wide framework for continuous improvement. With our corporate values as its foundation, the Regal Rexnord Business System enables effective goal alignment, collaborative problem solving and sharing of best practices, tools, skills and expertise to achieve our objectives. Through relentless commitment to continuous improvement, we strive to elevate safety, quality, delivery, cost and growth performance of the business with the goal of exceeding the expectations of our customers, our associates and our shareholders.

Facilities

We have manufacturing, sales and service facilities in the U.S., Mexico, China, Europe, India, Thailand, and Australia, as well as a number of other locations throughout the world. Our Commercial Systems segment currently includes 44 manufacturing, service, office and distribution facilities of which 13 are principal manufacturing facilities and 3 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 3.7 million square feet of space, of which approximately 33% are leased. Our Industrial Systems segment currently includes 25 manufacturing, service, office and distribution facilities of which 11 are principal manufacturing facilities and 1 is a principal warehouse facility. The Industrial Systems segment's present operating facilities contain a total of approximately 2.8 million square feet of space, of which approximately 26% are leased. Our Climate Solutions segment includes 28 manufacturing, service, office and distribution facilities, of which 9 are principal manufacturing facilities and 3 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 2.4 million square feet of space, of which approximately 55% are leased. Our Motion Control Solutions segment currently includes 72 manufacturing, service, office and distribution facilities of which 51 are principal manufacturing facilities and 10 are principal warehouse facilities. The Motion Control Solutions segment's present operating facilities contain a total of approximately 7.4 million square feet of space, of which approximately 33% are leased. Our corporate offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building, in Rosemont, Illinois in an approximately 12,100 square foot rented office building and in Milwaukee, Wisconsin in an approximately 142,000 square foot rented office building. We believe our equipment and facilities are well maintained and adequate for our present needs.

Backlog

Our business units have historically shipped the majority of their products within a month from when the order was received. As of January 1, 2022, our backlog was $1,214.5 million, as compared to $444.8 million on January 2, 2021. We believe that virtually all of our backlog will be shipped in fiscal 2022.

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

Human Capital Management

At the end of fiscal 2021, we employed approximately 30,000 full-time associates worldwide. Of those associates, approximately 13,000 were located in Mexico; approximately 6,000 in the US; approximately 3,000 in China; approximately 3,000 in India; and approximately 5,000 in the rest of the world.

We feel that our associates are our most valuable assets and consider our associate relations to be very good. Our objective is to create a high-performing organization by attracting and retaining high-quality, diverse talent and creating an environment in which all associates have the opportunity to reach their full potential.

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
In addition to our focus on performance, we also have a strong commitment to our company values of integrity, responsibility, diversity and inclusion, customer success, innovation with purpose, continuous improvement, performance, and a passion to win, all with a sense of urgency. We regularly promote these values from the top down. In addition to instilling our corporate values as a key part of associate life, we promote a commitment to ethics and compliance among our workforce through our Code of Business Conduct and Ethics (our "Code"). In 2021, 94.5% of our global workforce (including employees, temporary employees and contractors), completed training on our Code during our annual training period. Our annual training period for 2021 occurred before the Rexnord and Automation Solutions transactions closed during the fourth quarter, so the new associates who joined the Company as part of those transactions are not included in our data.

As mentioned above, diversity and inclusion are rooted in our company values. We believe that we are at our best when we bring to bear the unique perspectives, experiences, backgrounds and ideas of our associates. We seek a workforce that reflects the communities in which we operate, and strive to create diverse, equal and inclusive workplaces where all of our associates have the opportunity to achieve their full potential. In 2021, as a sign of our commitment to this goal, we joined the CEO Action for Diversity and Inclusion, which is the largest CEO-driven organization committed to diversity and inclusion in the workplace, and also signed the National Association of Manufacturers Pledge for Action to cement our commitment to advancing justice, equality and opportunity for all people of color.

We are also committed to improving the health and well-being of our associates. Our US wellness program was established in 2008 and is continuously evolving to better educate, motivate and reward our associates for maintaining and achieving healthy measures. During our wellness plan year running from October 1, 2020 through September 30, 2021, 52% of our US associates participated in on-site biometric screening that provides them with key metrics such as BMI, blood pressure, and triglyceride, cholesterol and blood glucose levels. This represents an increase of 17% compared with our prior wellness plan year.

As a company, we believe that our value of responsibility requires community engagement, and we encourage our associates to share in our commitment to the communities where we operate. We have an established charitable foundation, which is governed by an advisory board comprised of our associates. In 2021, the Company and the Company's Charitable Foundation contributed $1,083,100 to charitable organizations, up from $570,481 in 2020. In 2021, the Charitable Foundation realigned its giving philosophy to support charitable organizations in more of the communities where our associates live and work globally. Whereas the Charitable Foundation previously focused primarily on supporting charitable organizations in the US, the amount we contributed internationally in 2021 (predominately in Mexico given the high concentration of our associates there) represented approximately 40% of our overall contributions.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of March 2, 2022 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Louis V. Pinkham	50	Chief Executive Officer	Joined the Company in April 2019, as Chief Executive Officer. Prior to joining the Company, Mr. Pinkham was Senior Vice President of Crane Co. from 2016-2019; prior thereto he served in other leadership roles at Crane Co. from 2012-2016. Prior to joining Crane Co., Mr. Pinkham was Senior Vice President at Eaton Corporation. From 2000-2012, he held successive and increasing roles of global responsibility at Eaton. Prior to joining Eaton, Mr. Pinkham held an Engineering and Quality Manager position at ITT Sherotec and a Process Design Engineer position with Molecular Biosystems, Inc. Mr. Pinkham serves as a member of the Board of Trustees for the University of Chicago Medical Center, the Museum of Science and Industry in Chicago, the Manufacturers Alliance for Productivity and Innovation (MAPI), and the National Electrical Manufactures Association.

Robert J. Rehard	53	Vice President, Chief Financial Officer	Joined the Company in January 2015, as Vice President, Corporate Controller and Principal Accounting Officer and became Vice President, Chief Financial Officer in April 2018. Prior to joining the Company, Mr. Rehard was a Division Controller for Eaton Corporation and held several other financial leadership positions throughout his career with Baxter, Emerson, Masco and Cooper. Mr. Rehard started his career with Deloitte & Touche in Costa Mesa, California.

Thomas E. Valentyn	62	Vice President, General Counsel and Secretary	Joined the Company in December 2013, as Associate General Counsel and became Vice President, General Counsel and Secretary in May 2016. Prior to joining the Company, Mr. Valentyn was General Counsel with Twin Disc, Inc. from 2007-2013. From 2000-2007, he served as Vice President and General Counsel with Norlight Telecommunications; prior thereto he served as in-house counsel with Johnson Controls, Inc. from 1991-2000. He began his legal career with Borgelt, Powell, Peterson and Frauen in Milwaukee, Wisconsin.

John M. Avampato	61	Vice President, Chief Information Officer	Joined the Company in April 2006 and became Vice President, Chief Information Officer in April 2010. Prior to joining the Company, Mr. Avampato was Vice President, Chief Information Officer for Newell Rubbermaid from 1999-2006. Mr. Avampato served in several positions for Newell Rubbermaid from 1984-1999.

Cheryl A. Lewis	53	Vice President, Chief Human Resources Officer	Joined the Company in March 2020, as Vice President, Chief Human Resources Officer. Prior to joining the Company, Ms. Lewis served as Segment Director, Human Resources for Illinois Tool Works Inc. from 2010-2020. Prior to joining Illinois Tool Works Inc., Ms. Lewis was Vice President, Human Resources with Alcan Packaging from 2008-2010. From 1991-2008 she held successive and increasing roles of responsibility, including Vice President, Human Resources at Panduit Corporation.

Scott D. Brown	62	President, Commercial Systems Segment	Joined the Company in August 2005 and became President, Commercial Systems Segment in June 2019. Prior to being promoted to his current position, Mr. Brown, in successive roles, served as Vice President, Business Leader of Commercial Motors, Vice President, Business Leader of Control Solutions, and Vice President, Manufacturing. Prior to joining the Company, Mr. Brown spent 17 years with General Electric in operations and various business leadership roles.

John C. Kunze	59	President, Climate Solutions Segment	Joined the Company in September 2007 and became President, Climate Solutions Segment in June 2019. Prior to being promoted to his current position, Mr. Kunze served as Vice President, Business Leader of Climate Solutions, and, before that, Vice President, Business Leader of Air Moving. From 2000-2007, Mr. Kunze served as Chief Operating Officer of Jakel, Inc. He began his career with Invensys and Emerson.

Jerrald R. Morton	60	President, Motion Control Solutions Integration	Joined the Company in February 2015 and became President, Motion Control Solutions Integration in October 2021. Prior to his current position, Mr. Morton, in successive roles, served as President of our former Power Transmission Solutions Segment from 2019-2021, as Vice President, Business Leader of Power Transmission Solutions from 2017-2019, and led the global operations for our power transmission business from 2015-2017. Prior to joining the Company, Mr. Morton spent 28 years with Emerson in a variety of roles in Quality, Technology, and Operations and was Vice President, Global Operations of Emerson’s power transmission business at the time the Company acquired that business.

Kevin J. Zaba	54	President, Motion Control Solutions Segment	Joined the Company in October 2021 as President, Motion Control Systems Segment after the Company's merger with the PMC Business, where Mr. Zaba held the title of Group Executive and President from 2014-2021. Prior to this, he held a number of leadership roles with increasing responsibility during his 24 year tenure at Rockwell Automation, Inc., including Vice President of Solutions, Services & Sales and Vice President and General Manager of the Control & Visualization products business. Mr. Zaba's experience as a global business leader includes assignments across a variety of commercial, innovation and operational roles, including a multiyear assignment leading an Asia-Pacific ETO solutions business while residing in Shanghai, China.

Website Disclosure

Our Internet address is www.regalrexnord.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and associates which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In September 2021, we produced our updated Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

We are dependent on a single or limited number of suppliers for some materials or components required in the manufacture of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, including by suffering any disruptions at its facilities or in its supply, we may experience cost increases or supply shortages that could result in our inability to meet our customers' requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations. If we encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

The ongoing COVID-19 pandemic has resulted in increased global supply chain constraints and disruption to the operations of certain of our suppliers and we cannot predict the duration or severity of current supply-chain issues, including increased input material costs and component shortages, delivery disruptions and delays, and inflation. Additionally, the effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate supply chain constraints and disruption. Resulting supply chain constraints have required, and may continue to require, in certain instances, alternative delivery arrangements and increased costs and could have a material adverse effect on our business and operations.

Our dependence on, and the price of, raw materials may adversely affect our gross margins.

Many of the products we produce contain key materials such as steel, copper, aluminum and electronics. Market prices for those materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations and tariffs, economic conditions and other circumstances. We may not be able to offset any increase in commodity costs through pricing actions, productivity enhancements or other means, and increasing commodity costs may have an adverse impact on our gross margins, which could adversely affect our results of operations and financial condition. Even if we are able to successfully respond to increased commodity costs through pricing actions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

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

The impact of COVID-19 on the global economy and our customers, as well as recent volatility in commodity markets, has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and to our supply chain, which could continue to negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.

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

As of January 1, 2022, we had goodwill of $4,039.2 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill would affect financial results. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill is determined, our results of operations and financial condition could be materially and adversely affected.

Portions of our total sales come directly from customers in key markets and industries. A significant or prolonged decline or disruption in one of those markets or industries could result in lower capital expenditures by such customers, which could have a material adverse effect on our results of operations and financial condition.

Portions of our total sales are dependent directly upon the level of capital expenditures by customers in key markets and industries, such as HVAC, refrigeration, power generation, oil and gas, unit material handling, water heating and aerospace. A significant or prolonged decline or disruption in one of those markets or industries may result in some of such customers delaying, canceling or modifying projects, or may result in nonpayment of amounts that are owed to us. These effects could have a material adverse effect on our results of operations and financial condition.

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

As of January 1, 2022, we had approximately $1.9 billion in aggregate debt outstanding under our various financing arrangements, approximately $672.8 million in cash and cash equivalents and approximately $263.2 million in available borrowings under our current revolving credit facility. Our ability to make required payments of principal and interest on our debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Our indebtedness may have important consequences. For example, it could:

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

In addition, the London Interbank Offered Rate (LIBOR), the interest rate benchmark used as a reference rate for certain borrowings under the Company’s revolving credit facility, is expected to be phased out by the end of calendar year 2023. Any disruption in the financial markets, interest rate increases, changes that may result from the implementation of new benchmark rates that replace LIBOR, or increases to our indebtedness levels could negatively impact our ability to access financial markets or increase our borrowing costs.

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

Moreover, on September 9, 2021, President Biden issued an executive order requiring certain employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors that work on or in support of the U.S. government contracts are fully vaccinated. Shortly before the executive order was to take effect, an injunction precluding enforcement was entered on a nationwide basis. The executive order is currently tied up in litigation. It is currently not possible to predict with certainty the impact of the executive order given that it is not currently being enforced. If we are required to implement the requirements under the executive order, then it may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Mergers, Acquisitions and Divestitures

Our failure to successfully integrate the Rexnord PMC business and Automation Solutions businesses and realize forecasted synergies from the Transactions and any future acquisitions into our business within our expected timetable could adversely affect our future results and the market price of our common stock following the completion of the Transactions or any future acquisitions.

The success of the Rexnord Transaction and the Automation Solutions Transaction will depend, in large part, our ability following the completion of the Transactions to realize the anticipated benefits of the Transactions and on our sales and profitability. To realize these anticipated benefits, we must successfully integrate the Rexnord PMC and Automation Solutions businesses. These integrations will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the Transactions.

Potential difficulties that may be encountered in the integration process include, among others:

• the failure to implement our business plan and for us to recognize synergies between our business and the Rexnord PMC and Automation Solutions businesses;

• lost sales and customers as a result of our customers or customers of the Rexnord PMC and Automation Solutions businesses deciding not to do business with us;

• risks associated with managing the larger and more complex Company after the Transactions;

• integrating our personnel and the personnel of the Rexnord PMC and Automation Solutions businesses while maintaining focus on providing consistent, high-quality products and service to customers;

• the loss of key employees;

• unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

• unexpected liabilities of the Rexnord PMC and Automation Solutions businesses;

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

Apart from the Transactions, as part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms, but we may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions, including the expected restructuring of certain aspects of the Rexnord PMC and Automation Solutions businesses.

We will continue to incur additional one-time costs related to the Transactions, which may be greater than anticipated and which could have an adverse effect on our liquidity, cash flows and operating results.

We will continue to incur additional one-time costs in connection with the Transactions, including transaction costs, integration costs, and other costs that our management believes are necessary to realize the anticipated synergies from the Transactions. Although we believe our projections of these costs are based on reasonable assumptions, if such costs are greater than anticipated, the realization of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.

Businesses that we have acquired or that we may acquire in the future, including the Rexnord PMC and Automation Solutions businesses, may have liabilities which are not known to us.

We have assumed liabilities of acquired businesses, including the Rexnord PMC and Automation Solutions businesses, and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

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

The Spin-Off will be taxable to Zurn pursuant to Section 355(e) of the U.S. Internal Revenue Code of 1986, as amended if there is a 50% or greater change in ownership of either Zurn or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of Land or Zurn stock or our stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although we and Zurn may be able to rebut that presumption. Zurn received a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) (the “IRS Ruling”) with respect to certain tax aspects of the Rexnord Transaction, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as “Overlap Shareholders” (as such term is defined in the Merger Agreement) for purposes of determining the exchange ratio for the transaction in the Merger Agreement and the overall percentage change in the ownership of Land resulting from the Merger. The continuing validity of the IRS Ruling is subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling only describes the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations.

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

Prior to the Rexnord Transaction, Zurn performed certain corporate and other functions for the Rexnord PMC business. Following the Merger, Zurn is obligated to perform some of these services to the Rexnord PMC business pursuant to a transition services agreement (the “Transition Services Agreement”) between us, Zurn and Land for a transitional period. In the event that Zurn does not or is unable to perform its obligations with respect to the Rexnord PMC business under the Transition Services Agreement, or if there are disputes in connection with the Transition Services Agreement, we may be required to incur significant costs in order to provide such services or resolve such disputes, which could adversely affect our business, results of operations or financial condition.

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
Approximately 24,000 of our approximate 30,000 total associates and 61 of our principal manufacturing and warehouse facilities are located outside the U.S. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” and trade relations between the U.S. and China.

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

We are subject to litigation, including product liability, asbestos and warranty claims that may adversely affect our financial condition and results of operations.

We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability, asbestos and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. As described above, one of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. In addition, certain subsidiaries of ours are co-defendants in various lawsuits in a number of U.S. jurisdictions alleging personal injury as a result of exposure to asbestos that was used in certain components of legacy Rexnord PMC business products. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If our insurance or indemnification coverage is not adequate to cover our potential financial exposure, our insurers or indemnitors dispute their obligations to provide coverage, or the actual number or value of claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the US and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by the U.S. or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” and trade relations between the U.S. and China.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our corporate offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building, in Rosemont, Illinois in an approximately 12,100 square foot rented office building and in Milwaukee, Wisconsin in an approximately 142,000 square foot rented office building. We have manufacturing, sales and service facilities throughout the US and in Mexico, China, Europe and India as well as a number of other locations throughout the world.
Our Commercial Systems segment currently includes 44 facilities, of which 13 are principal manufacturing facilities and 3 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 3.7 million square feet of space, of which approximately 33% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	5	1.1	0.6	0.5
Mexico	4	0.8	0.6	0.2
China	4	0.9	0.8	0.1
Europe	1	0.1	0.1	—
Other	3	0.4	0.2	0.2
Total	17	3.3	2.3	1.0

Our Industrial Systems segment currently includes 25 facilities, of which 11 are principal manufacturing facilities and 1 is a principal warehouse facility. The Industrial Systems segment's present operating facilities contain a total of approximately 2.8 million square feet of space, of which approximately 26% are leased.
The following represents our principal manufacturing and warehouse facilities in the Industrial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	2	0.7	0.7	—
Mexico	2	0.3	—	0.3
China	2	0.6	0.6	—
India	2	0.3	0.2	0.1
Europe	1	0.2	0.2	—
Other	3	0.3	0.1	0.2
Total	12	2.4	1.8	0.6

Our Climate Solutions segment currently includes 28 facilities, of which 9 are principal manufacturing facilities and 3 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 2.4 million square feet of space, of which approximately 55% are leased.
The following represents our principal manufacturing and warehouse facilities in the Climate Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	4	0.8	0.4	0.4
Mexico	4	0.7	0.3	0.4
China	2	0.3	—	0.3
India	1	0.4	0.4	—
Other	1	0.1	—	0.1
Total	12	2.3	1.1	1.2

Our Motion Control Solutions segment currently includes 72 facilities, of which 51 are principal manufacturing facilities and 10 are principal warehouse facilities. The Motion Control Solutions segment's present operating facilities contain a total of approximately 7.4 million square feet of space, of which approximately 33% are leased.
The following represents our principal manufacturing and warehouse facilities in the Motion Control Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	30	3.8	2.6	1.2
Mexico	6	1.0	0.5	0.5
China	4	0.6	0.2	0.4
India	3	0.1	0.1	—
Europe	12	1.2	1.0	0.2
Other	6	0.2	0.1	0.1
Total	61	6.9	4.5	2.4

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
As a result of our acquisition of the Rexnord PMC business, we are entitled to indemnification from third parties who are parties to agreements with the Rexnord PMC business against certain contingent liabilities of the Rexnord PMC business, including certain pre-closing environmental liabilities.

We believe that, pursuant to the transaction documents related to the Rexnord PMC business’ acquisition of the Stearns business from Invensys plc (“Invensys”), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. In the event that we are unable to recover from Invensys with respect to the matters below, we may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, our subsidiary, Rexnord Industries, LLC (“Rexnord Industries”), was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries’ property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA’s past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. Rexnord Industries’ allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

•Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business’ Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business’ Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and we do not believe that they will become active in the future. To date, the Rexnord PMC business’ insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of our insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with our acquisition of the Rexnord PMC business, transaction documents related to the Rexnord PMC business’ acquisition of The Falk Corporation from Hamilton Sundstrand Corporation were assigned to Rexnord Industries, and provide Rexnord Industries with indemnification against certain products-related asbestos exposure liabilities. We believe that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify Rexnord Industries with respect to asbestos claims that may be significant, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•Rexnord Industries is a defendant in multiple lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by The Falk Corporation. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Rexnord Industries in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

In addition to the matters described above, we are from time to time, party to litigation and other legal or regulatory proceedings that arise in the normal course of our business operations and the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Our management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. We accrue for exposures in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit individually or collectively will have a material effect on our financial position, results of operations or cash flows.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RRX.” The number of registered holders of common stock as of February 25, 2022 was 294.

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended January 1, 2022.

2021 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Oct 3 to Oct 30	—	$—	$—	$460,000,000
Oct 31 to Nov 27	90,273	166.87	15,063,808	444,936,192
Nov 28 to Jan 1	65,911	162.55	10,713,821	434,222,371
	156,184		$25,777,629

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended January 1, 2022, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing $3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to repurchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares. For fiscal 2021, we purchased 156,184 shares or $25.8 million in shares pursuant to the October 26, 2021 repurchase authorization. For fiscal 2020, we purchased 315,072 shares or $25.0 million in shares pursuant to the October 25, 2019 repurchase authorization. For fiscal 2019, we purchased 180,763 shares or $15.0 million in shares pursuant to the October 25, 2019 repurchase authorization and 2,013,782 shares or $150.1 million in shares pursuant to the July 2018 repurchase authorization. The maximum value of shares of our common stock available to be purchased as of January 1, 2022 is $434.2 million.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, and (3) the Standard & Poor's 400 Electrical Components and Equipment Index, for the period December 31, 2016 through January 1, 2022. In each case, the graph assumes the investment of $100.00 on December 31, 2016.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
Regal Rexnord Corporation
S&P MidCap 400 Index
S&P 400 Electrical Components & Equipment

INDEXED RETURNS
	Years Ended
Company / Index	2017	2018	2019	2020	2021
Regal Rexnord Corporation	$112.08	$103.99	$128.71	$187.73	$275.13
S&P MidCap 400 Index	116.24	102.31	130.36	148.26	184.97
S&P 400 Electrical Components & Equipment	109.56	95.67	121.67	160.52	196.66

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended January 1, 2022 as “fiscal 2021", the fiscal year ended January 2, 2021 as “fiscal 2020" and the fiscal year ended December 28, 2019 as “fiscal 2019".

Overview

General

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) is a global leader in the engineering and manufacturing of industrial powertrain solutions, power transmission components, electrical motors and electronic controls, air moving products and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet.

We are headquartered in Beloit, Wisconsin and have manufacturing, sales and service facilities worldwide. As of the end of fiscal 2021, the Company, including its subsidiaries, employed approximately 30,000 people in its global manufacturing, sales, and service facilities and corporate offices. In fiscal 2021, we reported annual net sales of $3.8 billion compared to $2.9 billion in fiscal 2020.

Our company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions. Our new Motion Control Solutions operating segment consists of our legacy Power Transmission Solutions operating segment, the Rexnord Process & Motion Control business (the “Rexnord PMC business”), which we acquired on October 4, 2021, and Arrowhead Systems, which we acquired on November 23, 2021. We now refer to Arrowhead Systems as our Automation Solutions business.

A description of our four operating segments is as follows:

•Commercial Systems segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.
•Industrial Systems segment designs and produces integral motors, automatic transfer switches, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.
•Climate Solutions segment designs and produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.
•Motion Control Solutions segment designs, produces and services mounted and unmounted bearings, conveyor products, conveying automation solutions, couplings, mechanical power transmission drives and components, gearboxes and gear motors, aerospace components, special components products and industrial powertrain components and solutions serving a broad range of markets including food and beverage, bulk handling, eCommerce/warehouse distribution, energy, aerospace and general industrial.

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

Outside of general economic cyclicality, our business units experience different levels of variation in sales from quarter to quarter based on factors specific to each business. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial Systems segment, Industrial Systems segment and Motion Control Solutions segment have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Our general engineering and research and development expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. In particular, a large driver of our research and development efforts is energy efficiency, which generally means using less electrical power to produce more mechanical power.

Goodwill & Other Asset Impairments. In the fourth quarter of 2021, we recorded goodwill impairment of $33.0 million in our global industrial motors reporting unit. During fiscal 2021, we recognized $5.6 million of asset impairments related to the transfer of assets to held for sale.

During fiscal 2020, we recorded goodwill impairment of $10.5 million in our global industrial motors reporting unit. During fiscal 2020, we recognized $5.3 million of asset impairments related to the transfer of assets to held for sale.

In the first quarter of 2019, we transferred assets to held for sale which resulted in the recognition of $5.1 million of fixed asset impairments and $4.9 million of customer relationships intangible asset impairments.

The following table presents impairments by segment as of January 1, 2022, January 2, 2021 and December 28, 2019 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Fiscal 2021
Goodwill Impairments	$—	$33.0	$—	$—	$33.0
Impairment of Other Long-Lived Assets	1.8	—	0.5	3.3	5.6
Total Impairments	$1.8	$33.0	$0.5	$3.3	$38.6
Fiscal 2020
Goodwill Impairments	$—	$10.5	$—	$—	$10.5
Impairment of Other Long-Lived Assets	2.8	0.2	1.3	1.0	5.3
Total Impairments	$2.8	$10.7	$1.3	$1.0	$15.8
Fiscal 2019
Impairment of Intangible Assets	$4.9	$—	$—	$—	$4.9
Impairment of Other Long-Lived Assets	1.8	0.9	1.3	1.1	5.1
Total Impairments	$6.7	$0.9	$1.3	$1.1	$10.0

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

COVID-19 Pandemic

COVID-19 evolved during 2020 into a global pandemic, resulting in a severe global health crisis that drove a dramatic slowdown in global economic and social activity. As the COVID-19 pandemic continues, health risks remain.

In the face of this global crisis, our first priority has been the health and safety of our associates. In response, we implemented a host of measures to help our associates stay safe, measures that have been enhanced and refined as impacts from COVID-19 evolved, and as our knowledge about how to enhance their effectiveness improved.

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

Rexnord and Automation Solutions Transactions

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021 (the “Merger Agreement”), the Company completed its combination with the Rexnord PMC business of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (1) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the distributions, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, a subsidiary of the Company (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated in the Merger Agreement. When the Merger was completed, Land which held the Rexnord PMC business, became a wholly owned subsidiary of the Company.

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

On November 23, 2021, we acquired Arrowhead Systems, LLC, which we now refer to as our Automation Solutions business, for $315.6 million in cash, net of $1.1 million of cash acquired (the "Automation Solutions Transaction"). Our Automation Solutions business is a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Our Automation Solutions business is a division of our Motion Control Solutions segment, and its financials have been included in results for that segment from the date of acquisition.

Change in Fiscal Year End

At a meeting of the Company's Board of Directors on October 26, 2021, the Board approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31, effective beginning with fiscal year 2022. We expect to make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to our fiscal year will not impact our results for the year ended January 1, 2022. However, the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2022 and in future filings. We believe this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

Outlook. In fiscal 2022, we are forecasting mid-single digit to high-single digit sales growth. We expect to see positive impact from our transactions and new products. In fiscal 2022, we expect diluted earnings per share to be $6.95 to $7.55. Our fiscal 2022 diluted earnings per share guidance is based on an effective tax rate of 23%.

Results of Operations

The following table sets forth selected information for the years indicated:

	2021	2020	2019
(Dollars in Millions)
Net Sales:
Commercial Systems	$1,032.1	$820.2	$905.3
Industrial Systems	576.3	528.8	575.4
Climate Solutions	1,030.6	846.8	968.5
Motion Control Solutions	1,171.3	711.2	788.8
Consolidated	$3,810.3	$2,907.0	$3,238.0

Gross Profit as a Percent of Net Sales:
Commercial Systems	25.4%	25.9%	26.1%
Industrial Systems	18.5%	18.5%	16.6%
Climate Solutions	29.6%	29.1%	27.9%
Motion Control Solutions	35.1%	35.3%	32.8%
Consolidated	28.5%	27.8%	26.6%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	15.6%	17.7%	17.9%
Industrial Systems	15.3%	17.3%	18.7%
Climate Solutions	11.2%	13.6%	11.4%
Motion Control Solutions	29.9%	22.6%	20.8%
Consolidated	18.8%	17.6%	16.8%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems	9.6%	7.9%	11.8%
Industrial Systems	(2.4)%	(0.9)%	(2.3)%
Climate Solutions	18.3%	15.4%	16.9%
Motion Control Solutions	4.9%	12.6%	11.8%
Consolidated	8.7%	9.6%	10.8%

Income from Operations	$332.4	$280.1	$351.1
Other (Income) Expenses, net	(5.2)	(4.4)	(0.1)
Interest Expense	60.4	39.8	53.0
Interest Income	7.4	5.9	5.6
Income before Taxes	284.6	250.6	303.8
Provision for Income Taxes	68.5	56.8	61.2
Net Income	216.1	193.8	242.6
Net Income Attributable to Noncontrolling Interests	6.2	4.5	3.7
Net Income Attributable to Regal Rexnord Corporation	$209.9	$189.3	$238.9

Fiscal Year 2021 Compared to Fiscal Year 2020

Net sales for fiscal 2021 were $3.8 billion, a 31.1% increase as compared to fiscal 2020 net sales of $2.9 billion. The increase consisted of positive organic sales of 17.4%, positive impact from acquisitions of 12.0% and positive foreign currency translation of 1.7%. The increase was primarily driven by sales increases in North America, China and recovering demand in EMEA and Asia Pacific and the acquisitions of the Rexnord PMC and Automation Solutions businesses. Gross profit increased $277.0 million or 34.3% as compared to the prior year. The increase from the prior year was driven primarily due to increases in volume and the acquisitions of the Rexnord PMC and Automation Solutions businesses, partially offset by increased freight and material costs. Operating expenses were $714.7 million which was a $201.8 million increase from fiscal 2020. The increase was primarily driven by acquisitions of the Rexnord PMC and Automation Solutions businesses transaction costs, higher employee related wage and benefit costs, partially offset by foreign exchange gains. The Company recognized goodwill and other asset impairments of $38.6 million, a $22.8 million increase from the prior year.

Net sales for the Commercial Systems segment for fiscal 2021 were $1,032.1 million, a 25.8% increase compared to fiscal 2020 net sales of $820.2 million. The increase consisted of positive organic sales of 23.3% and positive 2.5% foreign currency translation. The increase was primarily driven by strong growth in the Asia Pacific market as well as the general industry and pool pump business. Gross profit increased $49.7 million or 23.4% primarily driven by the increase in volume, partially offset by increased freight and tariff costs. Operating expenses for fiscal 2021 increased $16.2 million as compared to fiscal 2020. The increase was primarily driven by higher employee-related wage and benefit costs, rising logistics costs and increased engineering expenses.

Net sales for the Industrial Systems segment for fiscal 2021 were $576.3 million, a 9.0% increase compared to fiscal 2020 net sales of $528.8 million. The increase consisted of positive organic sales of 5.4% and positive foreign currency translation of 3.6%, strength in the generator business, strong growth in China and in India markets, and improving demand in the North America industrial motors business. Gross profit increased $9.1 million or 9.3% primarily driven by strong volumes, favorable mix and positive price realization, partially offset by material inflation. Operating expenses for fiscal 2021 decreased $3.6 million as compared to fiscal 2020. The decrease was primarily due to general cost savings initiatives and foreign exchange gains partially offset by variable selling costs on higher sales volumes and increased administrative costs.

Net sales for the Climate Solutions segment for fiscal 2021 were $1,030.6 million, a 21.7% increase compared to fiscal 2020 net sales of $846.8 million. The increase consisted of positive organic sales of 21.3% and positive foreign currency translation of 0.4%. The increase was primarily due to continued strong demand in North American residential HVAC market and recovering demand in EMEA and Asia Pacific. Gross profit increased $58.3 million or 23.6% primarily driven by volume, favorable product mix and 80/20 actions, partially offset by material and freight inflation. Operating expenses for fiscal 2021 were flat as compared to the prior year primarily due to 2020 cost savings, non-recurring furloughs and operating expenses, offset by gains in foreign currency.

Net sales for the Motion Control Solutions segment for fiscal 2021 were $1,171.3 million, a 64.7% increase compared to fiscal 2020 net sales of $711.2 million. The increase consisted of positive impact from acquisitions of 49.0%, positive organic sales of 14.6% and positive foreign currency translation of 1.1%. The increase was primarily driven by strength in the North American general industrial and alternative-energy end markets, prior year project wins in the aerospace end market, strength in the conveying business and the acquisitions of the Rexnord PMC and Automation Solutions businesses. Gross profit for fiscal 2021 increased $159.9 million or 63.6% primarily due to higher sales volume, favorable product mix, lower overhead cost driven by cost reduction initiatives and the acquisitions of the Rexnord PMC and Automation Solutions businesses. Operating expenses for fiscal 2021 increased $189.2 million due to transaction costs related to the Rexnord Transaction, asset write-downs related to a restructuring project, and the normalizing of the business as it recovers from the pandemic.

The effective tax rate for fiscal 2021 was 24.1% compared to 22.7% for fiscal 2020. The increase in the effective rate was primarily due to the impact of nondeductible impairment charges and nondeductible transaction costs related to the Rexnord Transaction.

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

Cash flow provided by operating activities was $357.7 million for fiscal 2021, a $77.7 million decrease from fiscal 2020. The decrease was primarily the result of increased working capital.

Cash flow provided by operating activities was $435.4 million for fiscal 2020, a $26.9 million increase from fiscal 2019. The increase was primarily the result of a reduction in working capital.

Our working capital was $1,627.5 million and $1,029.3 million as of January 1, 2022 and January 2, 2021, respectively. As of January 1, 2022 and January 2, 2021, our current ratio (which is the ratio of our current assets to current liabilities) was 2.5:1 and 2.3:1, respectively. We intend to use operating cash flow to meet our current debt repayment obligations.

Cash flow used in investing activities was $175.7 million for fiscal 2021, compared to $37.0 million in fiscal 2020. The change was driven primarily by the acquisition of our Automation Solutions business in fiscal 2021 partially offset by lower divestiture proceeds. Capital expenditures were $54.5 million in fiscal 2021, compared to $47.5 million in fiscal 2021.

Cash flow provided by investing activities was $37.0 million for fiscal 2020, compared to $74.3 million used in fiscal 2019. The change was driven primarily by the divestiture proceeds received in fiscal 2019 partially offset by lower capital expenditures. Capital expenditures were $47.5 million in fiscal 2020, compared to $92.4 million in fiscal 2019.

In fiscal 2022, we anticipate capital spending for property, plant and equipment to be approximately $110.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2022. We anticipate funding fiscal 2022 capital spending with operating cash flows.

Cash flow used in financing activities was $117.6 million for fiscal 2021, compared to $147.6 million in fiscal 2020. Net debt repayments totaled $287.1 million in fiscal 2021, compared to net debt repayments of $67.7 million in fiscal 2020. We also repurchased $25.8 million of our common stock during fiscal 2021 compared to $25.0 million in fiscal 2020. We paid $335.6 million in dividends to shareholders in fiscal 2021 compared to $48.7 million in fiscal 2020. The increase was driven by the special dividend that was issued to shareholders in connection with the Rexnord Transaction. In fiscal 2021, we paid distributions of $4.5 million to noncontrolling interests compared to $2.8 million in fiscal 2020. We also paid $32.5 million of early debt extinguishment payments and deferred financing fees during fiscal 2021.

Cash flow used in financing activities was $147.6 million for fiscal 2020, compared to $397.4 million for fiscal 2019. Net debt repayments totaled $67.7 million in fiscal 2020, compared to net debt repayments of $171.0 million in fiscal 2019. We also repurchased $25.0 million of our common stock during fiscal 2020 compared to $165.1 million in fiscal 2019. We paid $48.7 million in dividends to shareholders in fiscal 2020 compared to $48.9 million in fiscal 2019. In fiscal 2020, we paid distributions of $2.8 million to noncontrolling interests compared to $1.8 million in fiscal 2019.

The following table presents selected financial information and statistics as of January 1, 2022 and January 2, 2021 (in millions):

	January 1, 2022	January 2, 2021
Cash and Cash Equivalents	$672.8	$611.3
Trade Receivables, Net	785.8	432.0
Inventories	1,106.6	690.3
Working Capital	1,627.5	1,029.3
Current Ratio	2.5:1	2.3:1

As of January 1, 2022, $671.4 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Pension Liabilities and Other Post Retirement Benefits

Accrued pension and other post-retirement benefits of $116.7 million and $74.1 million as of January 1, 2022 and January 2, 2021, respectively.

Credit Agreement

On March 17, 2021, we entered into an amendment (the "First Amendment") with our lenders to the Amended and Restated Credit Agreement, dated August 27, 2018 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The First Amendment amended the Credit Agreement to, among other things, (i) permit the consummation of the Rexnord Transaction, (ii) permit the incurrence of indebtedness to finance the special dividend that was paid in connection with the Rexnord Transaction (the "Special Dividend"), and, (iii) provide an increase of $250.0 million in the aggregate principal amount of the revolving commitments under the Credit Agreement. The First Amendment is subject to customary and market provisions. In connection with the closing of the Rexnord Transaction, we drew upon the Credit Agreement to finance the $284.4 million payment of the Special Dividend.

Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in an aggregate principal amount of $500.0 million (increased as of the effectiveness of the First Amendment to $750.0 million) (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. On November 4, 2021, we exercised an option to expand the size of the Multicurrency Revolving Facility commitments under the Credit Agreement by $250.0 million. After the exercise the Multicurrency Revolving Facility commitment totals $1.0 billion.

The Term Facility under the Credit Agreement was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under prior borrowings. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last year of the Term Facility, unless previously prepaid. Per the terms of the agreement, prepayments can be made without penalty and be applied to the next payment due. After the prepayment is considered, the next payment in the amortization schedule is not due within one year and therefore no current maturities of debt will be recognized for this agreement. The weighted average interest rate on the Term Facility was 1.2% and 2.0% for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. The Credit Agreement requires us to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. We repaid $50.0 million and $50.0 million under the Term Facility in fiscal 2021 and 2020, respectively. The amount outstanding for fiscal years ended January 1, 2022 and January 2, 2021 was $620.0 million and $670.0 million, respectively.

As of January 1, 2022 we had $736.7 million of borrowings under the Multicurrency Revolving Facility, $0.1 million of standby letters of credit and $263.2 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $163.6 million and $150.4 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 1.2% and 1.9% for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Compliance with Financial Covenants

The Credit Agreement contain covenants under which we agree to maintain specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Notes and the Credit Agreement as of January 1, 2022.

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

Other Notes Payable

As of January 1, 2022, other notes payable of $78.7 million were outstanding with a weighted average interest rate of 5.2%. As of January 2, 2021, other notes payable of $4.6 million were outstanding with a weighted average rate of 4.9%. See Note 9 for more information on the Company's finance leases.

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

In connection with the Rexnord Transaction, on May 14, 2021, Land entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein (the "Land Credit Agreement"), providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of $487.0 million, maturing on August 25, 2023 (the "Land Term Facility"). The proceeds of the Land Term facility were drawn by Land to fund a payment from Land to a subsidiary of Zurn in connection with the Rexnord Transaction. Upon the consummation the Rexnord Transaction, the indebtedness contemplated by the Land Credit Agreement became indebtedness of our wholly-owned subsidiary and, in connection therewith, the Land Credit Agreement was amended and restated (the "A&R Land Credit Agreement") to add us as a party to the A&R Land Credit Agreement and as a guarantor of the obligations of Land thereunder. Our subsidiaries that provided a guaranty of the obligations under the Credit Agreement also entered into a subsidiary guaranty agreement with respect to the obligations under the A&R Land Credit Agreement. Additionally, Land and any subsidiary of Land that provided a guaranty under the Land Term Facility have also entered into the subsidiary guaranty agreement with respect to the Credit Agreement. The loans under the Land Term Facility will bear interest at floating rates based upon a reserve adjusted LIBOR rate or, our election, an alternate base rate plus, in each case an applicable margin determined by reference to our consolidated funded debt (net of certain cash and cash equivalents) to EBITDA ratio. The A&R Land Credit Agreement contains customary events of default and financial and other covenants, including (i) a maximum leverage ratio (defined as, with certain adjustments, the ratio of our consolidated funded debt to EBITDA) as of the last day of any fiscal quarter of 4.00 to 1.00; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of EBITDA to our consolidated cash interest expense) of 3.00 to 1.00 as of the last day of any fiscal quarter.

As of January 1, 2022, we had $486.8 million of borrowings under the Land Term Facility. The weighted average interest rate on the Land Term Facility was 1.3% during the fiscal year ended January 1, 2022.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, the approximate fair value of our total debt was $1,918.5 million and $1,085.8 million as of January 1, 2022 and January 2, 2021, respectively.

Litigation

See Part 1 - Item 3 - Legal Proceedings for additional details.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and payments due by period as of January 1, 2022 (in millions):

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Finance Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$24.9	$34.8	$6.8	$7.5	$709.7	$783.7
1 - 3 years	1,858.9	47.4	13.9	8.1	—	1,928.3
3 - 5 years	0.2	29.6	14.0	8.0	—	51.8
More than 5 years	—	36.0	83.0	14.2	—	133.2
Total	$1,884.0	$147.8	$117.7	$37.8	$709.7	$2,897.0

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 13 of Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after fiscal 2021 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of January 1, 2022.

(2) Variable rate debt based on January 1, 2022 rates. See also Note 7 of Notes to the Consolidated Financial Statements.

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

In the fourth quarter of fiscal 2021, we recorded goodwill impairment of $33.0 million in our global industrial motors reporting unit. The global industrial motors reporting unit had goodwill of $80.1 million as of January 1, 2022 and is included in our Industrial Systems segment. Some of the key considerations used in our impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

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

Retirement and Post Retirement Plans

Most of our domestic associates are participants in defined contribution plans and/or defined benefit pension plans. The majority of the defined benefit pension plans covering our domestic associates have been closed to new associates and frozen for existing associates, however, however certain employees represented by collective bargaining continue to earn benefits. Certain associates are covered by a post-retirement health care plan. Most of our foreign associates are covered by government sponsored plans in the countries in which they are employed. Our obligations under our defined benefit pension plans are determined with the assistance of actuarial firms. The actuaries make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of January 1, 2022, we had $76.7 million of fixed rate debt and $1,845.5 million of variable rate debt. As of January 2, 2021, we had $404.1 million of fixed rate debt and $670.5 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of January 1, 2022 would result in a $2.3 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps became effective July 2021 and will expire in July 2025. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments under ASU 2017-12, with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of January 1, 2022 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	July 2025	0.6%	LIBOR (1 month)	$5.3

As of January 1, 2022, a $5.3 million interest rate swap was included in Other Noncurrent Assets. As of January 2, 2021, a $(0.7) million interest rate swap was included in Other Current Liabilities and a $(1.4) million interest rate swap was included in Other Noncurrent Liabilities. There was an unrealized gain of $4.0 million, net of tax, for fiscal 2021 and an unrealized loss of $(1.6) million for 2020 that was recorded in AOCI for the effective portion of the hedge.

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

As of January 1, 2022, derivative currency assets (liabilities) of $8.6 million, $0.7 million and $(1.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. As of January 2, 2021, derivative currency assets (liabilities) of $16.6 million, $1.6 million, $(1.0) million and $(0.1) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. The unrealized gains on the effective portions of the hedges of $5.8 million net of tax and $12.7 million net of tax, as of January 1, 2022 and January 2, 2021, respectively, was recorded in AOCI. As of January 1, 2022, we had $1.9 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of January 2, 2021, we had $1.1 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on January 1, 2022 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$194.8	$2.2	$19.5	$(19.5)
Chinese Renminbi	263.8	4.7	26.4	(26.4)
Indian Rupee	64	0.9	6.4	(6.4)
Euro	208.4	(0.2)	20.8	(20.8)
Canadian Dollar	0.3	—	—	—
Australian Dollar	17.6	0.2	1.8	(1.8)
Thai Baht	2.8	(0.2)	0.3	(0.3)
British Pound	1.3	—	0.1	(0.1)

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
Derivative commodity assets (liabilities) of $9.3 million, $0.1 million, $(1.2) million and $(0.6) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively as of January 1, 2022. Derivative commodity assets of $11.4 million and $0.1 million are recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets, respectively as of January 2, 2021. The unrealized gain on the effective portion of the hedges of $5.6 million net of tax and $8.7 million net of tax, as of January 1, 2022 and January 2, 2021, respectively, was recorded in AOCI. As of January 1, 2022, we had an additional $3.7 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of January 2, 2021, we had an additional $2.6 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on January 1, 2022 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$154.6	$7.0	$15.5	$(15.5)
Aluminum	9.5	0.6	1.0	(1.0)

Gains and losses indicated in the sensitivity analysis would be largely offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of $21.0 million loss as of January 1, 2022 includes $11.3 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information
(Unaudited)
(Amounts in Millions, Except per Share Data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales	$814.1	$734.2	$886.9	$634.1	$892.7	$758.2	$1,216.6	$780.5
Gross Profit	245.4	203.3	251.5	170.3	254.6	221.6	334.2	213.5
Income from Operations	97.1	70.0	109.0	45.9	107.4	90.0	18.9	74.2
Net Income (Loss)	67.0	46.7	81.2	29.3	71.1	66.3	(3.2)	51.5
Net Income (Loss) Attributable to Regal Rexnord Corporation	65.6	45.8	79.6	28.1	69.5	65.0	(4.8)	50.4
Earnings (Loss) Per Share Attributable to Regal Rexnord Corporation (1)
Basic	1.62	1.13	1.96	0.69	1.71	1.60	(0.07)	1.24
Assuming Dilution	1.60	1.12	1.94	0.69	1.70	1.60	(0.07)	1.23
Weighted Average Number of Shares Outstanding
Basic	40.6	40.6	40.7	40.5	40.7	40.6	67.1	40.6
Assuming Dilution	41.0	40.8	41.0	40.7	41.0	40.8	67.7	40.9
Net Sales
Commercial Systems	$237.0	$199.4	$269.3	$175.9	$268.7	$218.5	$257.1	$226.4
Industrial Systems	136.4	129.6	145.2	120.6	148.0	138.8	146.7	139.8
Climate Solutions	239.1	210.1	257.3	178.2	268.4	234.0	265.8	224.5
Motion Control Solutions	201.6	195.1	215.1	159.4	207.6	166.9	547.0	189.8
Income (Loss) from Operations
Commercial Systems (2)	27.5	12.1	25.4	6.2	30.4	24.6	16.2	22.2
Industrial Systems (2)	3.7	(0.1)	3.1	3.2	6.4	7.3	(27.3)	(14.9)
Climate Solutions	43.3	29.5	46.5	20.0	52.1	39.2	47.2	41.3
Motion Control Solutions	22.6	28.5	34.0	16.5	18.5	18.9	(17.2)	25.6
(1) Due to the weighting of both earnings and the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the annual earnings per share.
(2) Retrospectively adjusted due to change in accounting principle related to LIFO inventories as discussed in Note 3.

Management's Annual Report on Internal Control Over Financial Reporting
The management of Regal Rexnord Corporation (the “Company”) is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2022. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of January 1, 2022, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to the Rexnord PMC and Automation Solutions businesses. The Company acquired the Rexnord PMC business on October 4, 2021, and the Automation Solutions business on November 23, 2021. Together, the Rexnord PMC and Automation Solutions businesses represented 11% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management's assessment of internal control over financial reporting as of January 1, 2022) and 9% of the consolidated total revenues as of and for the year ended January 1, 2022. Accordingly, the Company’s assessment did not include the internal control over financial reporting for the Rexnord PMC or Automation Solutions businesses.
Our internal control over financial reporting as of January 1, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

March 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regal Rexnord Corporation and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Valuation – Global Industrial Motors Reporting Unit – Refer to Notes 3 and 5 to the Financial Statements

Critical Audit Matter Description

The Company performed an impairment evaluation of the goodwill for the Global Industrial Motors reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. In order to estimate the fair value of the reporting unit, management is required to make significant estimates and assumptions related to the discount rate and forecasts of future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The consolidated goodwill balance was $4,039 million as of January 1, 2022, of which $80.1 million related to the Global Industrial Motors reporting unit. As of October 30, 2021, the Company’s measurement date, the Company determined that the carrying value for the Global Industrial Motors reporting unit was in excess of fair value and recorded a $33.0 million goodwill impairment charge.

We identified the impairment evaluation of goodwill for the Global Industrial Motors reporting unit as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to the discount rate and forecasts of future EBITDA margins. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecast of future EBITDA margins required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate and forecasts of future EBITDA margins for the Global Industrial Motors reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate and management’s development of forecasts of future EBITDA margins.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the October 30, 2021, annual measurement date to January 1, 2022.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

◦Testing the source information underlying management’s determination of the discount rate.

◦Testing the mathematical accuracy of management’s calculations.

◦Developing a range of independent estimates and compared those to the discount rate selected by management.

Fair Value of Acquired Customer Relationship, Tradename and Technology Intangible Assets – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

During 2021, the Company acquired the Rexnord Process & Motion Control business from Rexnord Corporation (now known as Zurn Water Solutions Corporation) for an aggregate purchase price of $3,977 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Related to the acquisition, the Company recorded intangible assets related to customer relationships, tradenames and technology assets of $1,519 million, $225 million and $87 million, respectively, based on a discounted cash flow model. In order to estimate the acquisition date fair value of the customer relationship, tradenames and technology intangible assets, management made significant estimates and assumptions related to discount rates, royalty rates, and forecasts of future revenues and EBITDA margins.

Given the fair value determination of the acquired customer relationships, tradenames and technology assets required management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rates and royalty rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of discount rates, royalty rates and forecasts of future revenues and EBITDA margins for the intangible assets included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of the fair value of acquired intangibles, including those over the selection of the discount rates, royalty rates, and management’s development of forecasts of future revenues and EBITDA margins.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the discount rates and royalty rates, and tested the underlying market-based source information and the mathematical accuracy of the calculations, and developed a range of independent valuation assumptions and compared those to the respective discount rates and royalty rates selected by management.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 2, 2022
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regal Rexnord Corporation and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Rexnord Process & Motion Control business (“Rexnord PMC business”) and Arrowhead Systems, LLC business (“Automation Solutions business”), which were acquired on October 4, 2021 and November 23, 2021, respectively, and whose financial statements constitute 11% of total assets and 9% of net sales of the total consolidated financial statement amounts as of and for the year ended January 1, 2022. Accordingly, our audit did not include the internal control over financial reporting at the Rexnord PMC business and Automation Solutions businesses.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 2, 2022

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net Sales	$3,810.3	$2,907.0	$3,238.0
Cost of Sales	2,724.6	2,098.3	2,377.3
Gross Profit	1,085.7	808.7	860.7
Operating Expenses	714.7	512.9	544.3
Goodwill Impairment	33.0	10.5	—
Asset Impairments	5.6	5.3	10.0
Gain on Sale of Businesses	—	(0.1)	(44.7)
Total Operating Expenses	753.3	528.6	509.6
Income from Operations	332.4	280.1	351.1
Other (Income) Expenses, net	(5.2)	(4.4)	(0.1)
Interest Expense	60.4	39.8	53.0
Interest Income	7.4	5.9	5.6
Income before Taxes	284.6	250.6	303.8
Provision for Income Taxes	68.5	56.8	61.2
Net Income	216.1	193.8	242.6
Less: Net Income Attributable to Noncontrolling Interests	6.2	4.5	3.7
Net Income Attributable to Regal Rexnord Corporation	$209.9	$189.3	$238.9
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$4.44	$4.66	$5.69
Assuming Dilution	$4.40	$4.64	$5.66
Weighted Average Number of Shares Outstanding:
Basic	47.3	40.6	42.0
Assuming Dilution	47.7	40.8	42.2
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	January 1, 2022		January 2, 2021		December 28, 2019
Net Income		$216.1		$193.8		$242.6
Other Comprehensive (Loss) Income Net of Tax:
Translation:
Foreign Currency Translation Adjustments		(45.5)		60.7		(9.2)
Reclassification of Foreign Currency Translation Adjustments Included in Net Income, Net of $— Million Tax Effects in 2021, 2020 and 2019		—		—		1.6
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $11.6 Million in 2021, $2.8 Million in 2020 and $4.6 Million in 2019	$36.7		$8.6		$14.7
Reclassification of Losses (Gains) Included in Net Income, Net of Tax Effects of $(12.4) Million in 2021, $2.2 Million in 2020 and $(0.4) Million in 2019	(39.2)	(2.5)	6.9	15.5	(1.3)	13.4
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of $4.9 Million in 2021, $(0.1) Million in 2020 and $1.8 Million in 2019	15.4		(0.6)		5.7
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $0.4 Million in 2021, $0.2 Million in 2020 and $0.5 Million in 2019	1.4	16.8	0.5	(0.1)	1.5	7.2
Other Comprehensive (Loss) Income		(31.2)		76.1		13.0
Comprehensive Income		184.9		269.9		255.6
Less: Comprehensive Income Attributable to Noncontrolling Interest		6.8		6.1		3.1
Comprehensive Income Attributable to Regal Rexnord Corporation		$178.1		$263.8		$252.5
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	January 1, 2022	January 2, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$672.8	$611.3
Trade Receivables, Less Allowances of $18.7 Million in 2021 and $18.3 Million in 2020	785.8	432.0
Inventories	1,106.6	690.3
Prepaid Expenses and Other Current Assets	145.1	108.6
Assets Held for Sale	12.5	9.1
Total Current Assets	2,722.8	1,851.3
Net Property, Plant and Equipment	908.5	555.5
Operating Lease Assets	112.4	73.4
Goodwill	4,039.2	1,518.2
Intangible Assets, Net of Amortization	2,429.2	530.3
Deferred Income Tax Benefits	35.7	43.9
Other Noncurrent Assets	33.8	16.4
Total Assets	$10,281.6	$4,589.0

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$643.8	$360.1
Dividends Payable	22.3	12.2
Accrued Compensation and Benefits	143.9	76.6
Other Accrued Expenses	253.2	120.5
Current Operating Lease Liabilities	27.2	21.6
Current Maturities of Long-Term Debt	4.9	231.0
Total Current Liabilities	1,095.3	822.0
Long-Term Debt	1,913.6	840.4
Deferred Income Taxes	652.0	172.0
Pension and Other Post Retirement Benefits	111.7	69.5
Noncurrent Operating Lease Liabilities	89.5	55.1
Other Noncurrent Liabilities	69.4	53.0
Contingencies (see Note 12)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 100.0 Million Shares Authorized, 67.6 Million and 40.6 Million Shares Issued and Outstanding at 2021 and 2020, Respectively	0.7	0.4
Additional Paid-In Capital	4,651.8	696.6
Retained Earnings	1,854.5	2,010.7
Accumulated Other Comprehensive Loss	(195.1)	(163.3)
Total Regal Rexnord Corporation Shareholders' Equity	6,311.9	2,544.4
Noncontrolling Interests	38.2	32.6
Total Equity	6,350.1	2,577
Total Liabilities and Equity	$10,281.6	$4,589.0
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 29, 2018	$0.4	$783.6	$1,777.9	$(251.4)	$28.0	$2,338.5
Net Income	—	—	238.9	—	3.7	242.6
Other Comprehensive Loss	—	—	—	13.6	(0.6)	13.0
Dividends Declared ($1.18 Per Share)	—	—	(49.1)	—	—	(49.1)
Stock Options Exercised, Including Income Tax Benefit and Share Cancellations	—	(10.7)	—	—	—	(10.7)
Share-Based Compensation	—	13.0	—	—	—	13.0
Stock Repurchase	—	(84.1)	(81.0)	—	—	(165.1)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.8)	(1.8)
Balance as of December 28, 2019	$0.4	$701.8	$1,886.7	$(237.8)	$29.3	$2,380.4
Net Income	—	—	189.3	—	4.5	193.8
Other Comprehensive Income (Loss)	—	—	—	74.5	1.6	76.1
Dividends Declared ($1.20 Per Share)	—	—	(48.7)	—	—	(48.7)
Stock Options Exercised	—	(3.3)	—	—	—	(3.3)
Share-Based Compensation	—	9.2	—	—	—	9.2
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Adoption of Accounting Pronouncement ASU 2016-3	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of January 2, 2021	$0.4	$696.6	$2,010.7	$(163.3)	$32.6	$2,577.0
Net Income	—	—	209.9	—	6.2	216.1
Other Comprehensive Income	—	—	—	(31.8)	0.6	(31.2)
Dividends Declared ($8.28 Per Share)	—	—	(345.8)	—	—	(345.8)
Stock Options Exercised	—	(7.3)	—	—	—	(7.3)
Share-Based Compensation	—	24.9	—	—	—	24.9
Acquisition of the Rexnord PMC business	0.3	3,896.0	—	—	—	3,896.3
Replacement Equity-Based Awards Granted Upon Acquisition of the Rexnord PMC business	—	47.1	—	—	—	47.1
Stock Repurchase	—	(5.5)	(20.3)	—	—	(25.8)
Noncontrolling Interest Acquired	—	—	—	—	3.3	3.3
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
Balance as of January 1, 2022	$0.7	$4,651.8	$1,854.5	$(195.1)	$38.2	$6,350.1
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$216.1	$193.8	$242.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	93.2	84.1	84.2
Amortization	77.4	47.3	50.3
Goodwill Impairment	33.0	10.5	—
Asset Impairments	5.6	5.3	10.0
Noncash Lease Expense	26.1	24.5	30.6
Share-Based Compensation Expense	24.9	9.2	13.0
Financing Fee Amortization	19.2	1.5	1.4
Early Debt Extinguishment Charge	12.7	—	—
(Benefit) Expense from Deferred Income Taxes	(14.9)	(16.5)	22.4
Loss (Gain) on Disposition of Assets	0.2	3.0	(0.7)
Other Non-Cash Changes	0.8	5.8	4.0
Gain on Sale of Businesses	—	(0.1)	(44.7)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(154.5)	29.6	70.3
Inventories	(148.5)	(3.7)	68.6
Accounts Payable	156.6	15.2	(80.3)
Current Liabilities and Other	9.8	25.9	(63.2)
Net Cash Provided by Operating Activities	357.7	435.4	408.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(54.5)	(47.5)	(92.4)
Business Acquisitions, Net of Cash Acquired	(125.5)	—	—
Proceeds from Sale of Businesses	—	0.3	157.9
Proceeds from Sale of Assets	4.3	10.2	8.8
Net Cash (Used in) Provided by Investing Activities	(175.7)	(37.0)	74.3
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,475.7	1,088.5	1,150.1
Repayments Under Revolving Credit Facility	(739.0)	(1,106.2)	(1,230.8)
Proceeds from Short-Term Borrowings	17.2	2.6	27.5
Repayments of Short-Term Borrowings	(15.7)	(2.3)	(27.5)
Proceeds from Long-Term Borrowings	—	0.1	—
Repayments of Long-Term Borrowings	(451.1)	(50.4)	(90.3)
Dividends Paid to Shareholders	(335.6)	(48.7)	(48.9)
Proceeds from the Exercise of Stock Options	2.6	0.2	0.3
Shares Surrendered for Taxes	(8.9)	(3.6)	(10.9)
Early Debt Extinguishment Payments	(12.7)	—	—
Financing Fees Paid	(19.8)	—	—
Repurchase of Common Stock	(25.8)	(25.0)	(165.1)
Distributions to Noncontrolling Interests	(4.5)	(2.8)	(1.8)
Net Cash Used in Financing Activities	(117.6)	(147.6)	(397.4)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(2.9)	29.1	(2.6)
Net Increase in Cash and Cash Equivalents	61.5	279.9	82.8
Cash and Cash Equivalents at Beginning of Period	611.3	331.4	248.6
Cash and Cash Equivalents at End of Period	$672.8	$611.3	$331.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$35.2	$38.6	$51.7
Income Taxes	103.1	44.3	42.3
Non-Cash Investing: Issuance of Common Stock and Replacement Equity-Based Awards in Connection with Rexnord Transaction	3,943.4	—	—

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(1) Nature of Operations
Regal Rexnord Corporation (the “Company”) is a United States-based multi-national corporation. The Company is comprised of four operating segments: the Commercial Systems segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications; the Industrial Systems segment designs and produces integral motors, automatic transfer switches, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products; the Climate Solutions segment designs and produces small motors, electronic variable speed controls and air moving solutions; and the Motion Control Solutions segment designs, produces and services mounted and unmounted bearings, conveyor products, conveying automation solutions, couplings, mechanical power transmission drives and components, gearboxes and gear motors, aerospace components, special components products and industrial powertrain components and solutions.

(2) Basis of Presentation
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 1, 2022 was 52 weeks, the fiscal year ended January 2, 2021 was 53 weeks and the fiscal year ended December 28, 2019 was 52 weeks.

Effective for fiscal year 2022, the Company approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31. The Company will make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to the Company’s fiscal year will not impact the Company’s results for the year ended January 1, 2022. While this change will impact the comparability of future results with each of the fiscal quarters and the annual fiscal period in 2022, the impact is not expected to be material to our quarterly or annual results.

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
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2021, fiscal 2020 or fiscal 2019.
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. The Company reports in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions. See Note 6 for a description of the different segments.
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
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, (in millions):

January 1, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$696.0	$296.2	$905.9	$877.0	$2,775.1
Asia	182.3	186.7	33.7	60.3	463.0
Europe	102.7	46.4	43.6	168.8	361.5
Rest-of-World	51.1	47.0	47.4	65.2	210.7
Total	$1,032.1	$576.3	$1,030.6	$1,171.3	$3,810.3

January 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$566.9	$291.4	$752.7	$572.4	$2,183.4
Asia	124.9	150.9	27.7	27.5	331.0
Europe	86.1	44.8	30.3	86.4	247.6
Rest-of-World	42.3	41.7	36.1	24.9	145.0
Total	$820.2	$528.8	$846.8	$711.2	$2,907.0

December 28, 2019	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$643.0	$313.5	$848.6	$639.9	$2,445.0
Asia	107.2	167.0	37.7	30.4	342.3
Europe	135.5	49.2	40.5	91.5	316.7
Rest-of-World	19.6	45.7	41.7	27.0	134.0
Total	$905.3	$575.4	$968.5	$788.8	$3,238.0

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
Research, Development and Engineering
The Company performs research, development and engineering activities relating to new product development and the improvement of current products. The Company's research, development and engineering expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficient products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. The Company's research, development and engineering efforts tend to be targeted toward developing new products that would allow it to gain additional market share, whether in new or existing segments.
Research, development and engineering costs are expensed as incurred. The costs are recorded in Operating Expenses in the fiscal year as follows as noted in the table below:

	January 1, 2022	January 2, 2021	December 28, 2019
Research, Development and Engineering Costs	$74.5	$67.0	$64.6

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
Trade Receivables
The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate expected credit losses. The specific customer account analysis considers such items as, credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses.

Inventories
The Company changed its method of calculating last-in, first-out ("LIFO") inventories, which represented approximately 48.5% of the Company’s inventory as of January 2, 2021. The Company increased the number of LIFO inventory pools to four to align with the Company’s operating and reporting segments. Previously, the Company had three LIFO inventory pools, which aligned with the Company's operating and reporting segments prior to the fiscal year 2020. The Company believes this change in accounting principle is preferable under the circumstances because it combines inventory items with similarities within a segment and better aligns revenue with expenses based on the four segment structure as well as how management manages and assesses the performance of the businesses. The Company determined that it had the data needed to apply this change in accounting principle as of the beginning of its fiscal year 2019, but it was impracticable to apply the change in periods prior to then. The change in accounting principle has been reflected in fiscal years 2019 and 2020. The change did not have a material impact on the consolidated financial statements for the years ended January 2, 2021 and December 28, 2019. See Note 6 for details.

The major classes of inventory at year end are as follows:

	January 1, 2022	January 2, 2021
Raw Material and Work in Process	43.4%	48.7%
Finished Goods and Purchased Parts	56.6%	51.3%

Inventories are stated at cost, which is not in excess of market. Cost for approximately 48.5% of the Company's inventory as of January 1, 2022 and 50.0% as of January 2, 2021 was determined using the last-in, first-out method. If all inventories were valued on the first-in, first-out method, they would have increased by $85.8 million and $60.0 million as of January 1, 2022 and January 2, 2021, respectively. Material, labor and factory overhead costs are included in the inventories.

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

Property, plant and equipment by major classification was as follows (in millions):

	Useful Life (In Years)	January 1, 2022	January 2, 2021

Land and Improvements		$109.1	$76.1
Buildings and Improvements	3-50	449.6	290.7
Machinery and Equipment	3-15	1,164.8	978.2
Property, Plant and Equipment		1,723.5	1,345.0
Less: Accumulated Depreciation		(815.0)	(789.5)
Net Property, Plant and Equipment		$908.5	$555.5

During fiscal 2021, the Company recognized $5.6 million of asset impairments related to the transfer of assets to held for sale. For fiscal 2020, the Company recognized $5.3 million of asset impairments related to the transfer of assets to held for sale.

Goodwill

The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. For goodwill, the Company may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The Company performed quantitative impairment testing for all reporting units in fiscal 2021. The Company performs the required annual goodwill impairment testing as of the end of the October fiscal month.
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
In the fourth quarter of 2021, the Company recorded goodwill impairment of $33.0 million in its global industrial motors reporting unit. The global industrial motors reporting unit had goodwill of $80.1 million as of January 1, 2022 and is included in the Company's Industrial Systems segment. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that indicate carrying values may not be recoverable. If an indicator is present, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If such estimated future cash flows are less than carrying value, an impairment would be recognized. There was no impairment of intangible assets during fiscal 2021 or 2020.
Indefinite-lived intangible assets are not amortized. The Company evaluates the carrying amount of indefinite-lived intangible assets annually or more frequently if events or circumstances indicate that the assets might be impaired. The Company performs the required annual impairment testing as of the end of the October fiscal month.
The indefinite-lived intangible asset consisted of a trade name associated with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. It was evaluated for impairment in October 2021. The Company determined the fair value of this asset using a royalty relief methodology similar to the methodology used when the associated asset was acquired, but used updated assumptions and estimates of future sales and profitability. For fiscal 2021 and fiscal 2020, the fair value of the indefinite-lived intangible asset exceeded its respective carrying value. Some of the key considerations used in the Company's impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate and (iii) recent historical and projected operating performance. There is inherent uncertainty included in the assumptions used in indefinite-lived intangible asset testing.
During the fourth quarter of 2021, following the Rexnord Transaction (as defined in Note 4), which included the acquisition of additional trade names that may have an impact on the Company's long-term branding strategy, the Company determined that the indefinite-lived intangible asset associated with the Power Transmission Solutions trade name had a finite life and began amortizing it over a remaining estimated useful life using the straight line method. Following this change, this asset will be evaluated for impairment under guidance applicable to long-lived assets.

Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. In fiscal 2021, the Company concluded it had asset impairments related to the transfer of assets to held for sale of $5.6 million. The Company concluded it had an impairment of $5.3 million in long-lived assets in fiscal 2020 due to the transfer of assets to held for sale.

Earnings Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.1 million in fiscal 2021, 0.4 million in fiscal 2020 and 0.4 million in fiscal 2019. The following table reconciles the basic and diluted shares used in earnings per share calculations for the fiscal years ended (in millions):

	2021	2020	2019
Denominator for Basic Earnings Per Share	47.3	40.6	42.0
Effect of Dilutive Securities	0.4	0.2	0.2
Denominator for Diluted Earnings Per Share	47.7	40.8	42.2

Retirement and Post-Retirement Plans

The Company's domestic associates are covered by defined contribution plans and approximately half of the Company's domestic associates are covered by defined benefit pension plans. The majority of the defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates. Certain associates are covered by a post-retirement health care plan. Most of the Company's foreign associates are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension and other post-retirement plans are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable, the rate of annual compensation increases and health care cost trend rates.

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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and consideration of operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will more likely than not be realized. This requires management to make judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.
Uncertainty exists regarding tax positions taken in previously filed tax returns which remain subject to examination, along with positions expected to be taken in future returns. The Company provides for unrecognized tax benefits, based on the technical merits, when it is more likely than not that an uncertain tax position will not be sustained upon examination. Adjustments are made to the uncertain tax positions when facts and circumstances change, such as the closing of a tax audit; changes in applicable tax laws, including tax case rulings and legislative guidance; or expiration of the applicable statute of limitations.

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
The components of the ending balances of AOCI are as follows (in millions):

	2021	2020
Foreign Currency Translation Adjustments	$(201.8)	$(155.7)
Hedging Activities, Net of Tax of $6.6 in 2021 and $7.5 in 2020	21.0	23.5
Pension and Post-Retirement Benefits, Net of Tax of $(4.2) in 2021 and $(9.4) in 2020	(14.3)	(31.1)
Total	$(195.1)	$(163.3)
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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU improves the accounting for acquired revenue contracts with customers in a business combination. This

ASU becomes effective for fiscal years beginning after December 31, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and clarifies and amends existing guidance to improve consistent application. The Company adopted the standard as of January 3, 2021 the beginning of fiscal 2021, with no material impact on the Company's Consolidated Financial Statements.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of ASU 2016-02 is that an entity should recognize right of use ("ROU") assets and lease liabilities arising from an operating lease on its Balance Sheet. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments, the lease liability, and a ROU asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In July 2018, the FASB amended its guidance by issuing ASU 2018-11 to provide an additional transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted the standard as of December 30, 2018, the beginning of fiscal 2019, under the modified retrospective method. Comparative periods prior to the adoption of the standard have not been adjusted to give the effect to the standard.

The Company elected the package of practical expedients permitted under the relief package within the new standard, which allows the Company to carryforward the historical lease accounting of expired or existing leases with respect to lease identification, lease classification and accounting treatment for initial direct costs as of the adoption date. The Company also elected the practical expedient related to lease versus non-lease components, allowing the Company to recognize lease and nonlease components as a single lease.

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

(4) Held For Sale, Divestitures and Acquisitions
Assets Held for Sale

As of January 1, 2022 and January 2, 2021, the Company presented $12.5 million and $9.1 million, respectively, of certain assets held for sale as the Company had both the intent and ability to sell these assets.

2019 Divestitures
Regal Drive Technologies
On January 7, 2019, the Company sold its drive technologies business and received proceeds of $0.3 million in the first quarter of 2020 and $119.9 million in 2019. The drive technologies business was included in the Company's Commercial Systems segment. The Company recognized a gain on sale of $0.1 million in the first quarter of 2020 and $41.0 million in 2019 in the Consolidated Statements of Income.

Velvet Drive

On April 1, 2019, the Company sold its marine transmission business and received proceeds of $8.9 million. This business was included in the Company's Motion Control Solutions segment. The Company recognized a loss on sale of $0.5 million in the Consolidated Statements of Income.

CapCom

On April 1, 2019, the Company sold its capacitor business and received proceeds of $9.9 million. This business was included in the Company's Climate Solutions segment. The Company recognized a gain on sale of $6.0 million in the Consolidated Statements of Income.

Vapor Recovery

On July 1, 2019, the Company sold its vapor recovery business and received proceeds of $19.2 million. The business was included in the Company's Commercial Systems segment. The Company recognized a loss on sale of $1.9 million in the Consolidated Statements of Income.

2021 Acquisitions
Rexnord Transaction
On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”), the Company completed its combination with the Rexnord Process & Motion Control business (“Rexnord PMC business”) of Rexnord Corporation (which changed its name on October 4, 2021 to Zurn Water Solutions Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (ii) after which all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, a subsidiary of the Company (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted as of the effective time of the Merger (the “Effective Time”) into the right to receive 0.22296103 shares of common stock, $0.01 par value per share, of the Company (“Company common stock”), as calculated in the Merger Agreement.

As of the Effective Time, Land, which held the Rexnord PMC business, became a wholly owned subsidiary of the Company.

Pursuant to the Merger, the Company issued approximately 27,055,945 shares of Company common stock to holders of Land common stock, which represents approximately 39.9% of the approximately 67,756,732 outstanding shares of Company common stock immediately following the Effective Time. In addition, holders of record of Company common stock as of October 1, 2021 received $6.99 per share of Company common stock pursuant to a previously announced special dividend in connection with the Transactions (the “Special Dividend”).

In connection with the Rexnord Transaction, membership on the Company's Board of Directors was increased to 11 directors, in which two directors designated by Zurn were appointed to the board. The current chief executive officer of the Company continued as the chief executive officer of the combined company after the Rexnord Transaction and a majority of the senior management of the Company immediately prior the consummation of the Rexnord Transaction remained executive officers of the Company immediately after the Rexnord Transaction. The Company's management determined that the Company is the accounting acquirer in the Rexnord Transaction based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of Rexnord PMC business, which have been measured at estimated fair value as of the date of the business combination.

In connection with the Rexnord Transaction, the Company has entered into certain financing arrangements, which are described in Note 7.

The tax matters agreement the Company entered into in connection with the Rexnord Transaction imposes certain restrictions on the Company, Land and Zurn during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for the intended tax treatment. As a result of these restrictions, the Company's and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.

The total consideration transferred for the acquisition of Land was approximately $4.0 billion subject to finalization of purchase accounting and working capital adjustments. The total assets and liabilities assumed will be adjusted, based on the final balances per the terms included within the Separation and Distribution Agreement.

The preliminary purchase price of the Rexnord PMC business consisted of the following (in millions):

Fair value of Company common stock issued to Zurn (a)	$3,896.3
Stock based compensation (b)	47.1
Adjustment amount (c)	30.9
Land Financing Fees paid by the Company (d)	3.9
Preexisting Relationships (e)	(0.8)
Preliminary purchase price	$3,977.4

(a) Represents approximately 27 million new shares of Company common stock issued to Zurn stockholders in the exchange offer, based on the Company's October 4, 2021, closing share price of $151.00, less the Special Dividend amount of $6.99, which the Zurn stockholders were not entitled to receive.

(b) Represents fair value of replacement equity-based awards and Company common stock issued in settlement of other Zurn share based awards. The portion of the fair value attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger - see Note 10.

(c) Represents estimated working capital adjustment pursuant to the terms of the purchase agreement.

(d) Represents financing fees paid by the Company for the Bridge Facility and Land Term Facility (as defined in Note 7) that were determined to be costs of Zurn.

(e) Represents effective settlement of outstanding payables and receivables between the Company and the Rexnord PMC business. No gain or loss was recognized on this settlement.

Purchase Price Allocation

The Rexnord PMC business’s assets and liabilities were measured at estimated fair values at October 4, 2021, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

Due to the timing of the business combination and the nature of the net assets acquired, at January 1, 2022, the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2022. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value of the assets acquired and liabilities and noncontrolling interests assumed were as follows (in millions):

as of October 4, 2021

Cash and Cash Equivalents	$192.8
Trade Receivables	186.9
Inventories	262.5
Prepaid Expenses and Other Current Assets	21.0
Assets Held for Sale	1.4
Deferred Income Tax Benefits	8.8
Property, Plant and Equipment	412.3
Operating Lease Assets	46.4
Intangible Assets	1,831.0
Other Noncurrent Assets	12.3
Accounts Payable	(121.1)
Accrued Compensation and Benefits	(44.0)
Other Accrued Expenses	(55.7)
Current Operating Lease Liabilities	(8.1)
Current Maturities of Long-Term Debt	(2.5)
Long-Term Debt	(558.2)
Deferred Income Taxes	(508.2)
Pension and Other Post Retirement Benefits	(75.1)
Noncurrent Operating Lease Liabilities	(38.0)
Other Noncurrent Liabilities	(17.0)
Total Identifiable Net Assets	1,547.5
Goodwill	2,433.2
Noncontrolling Interests	(3.3)
Preliminary purchase price	$3,977.4

Summary of Significant Fair Value Methods

The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of purchase price are discussed below.

Inventories

Acquired inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.

Property, Plant and Equipment

The preliminary fair value of Property, Plant, and Equipment was determined based on assumptions that market participants would use in pricing an asset.

Identifiable Intangible Assets

The fair value and weighted average useful life of the identifiable intangible assets are as follows (in millions):

	Fair Value	Weighted Average Useful Life (Years)
Trademarks(1)	$225.0	10
Customer Relationships(2)	1,519.0	17
Technology(3)	87.0	12
Total Identifiable Intangible Assets	$1,831.0

The fair value estimates for identifiable intangible assets are preliminary and are based upon assumptions that market participants would use in pricing an asset.

(1) The Rexnord PMC business Trademarks were valued using the relief from royalty method, which considers both the market approach and the income approach.
(2) The fair value of Customer Relationships was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from the Rexnord PMC business's existing customer base.
(3) The Rexnord PMC business Technology were valued using the relief from royalty method, which considers both the market approach and the income approach.

The intangible assets related to definite-lived customer relationships, trademarks and technology are amortized over their estimated useful lives, which had estimated weighted-average useful lives of 17 years, 10 years and 12 years, respectively, at acquisition.

The Company believes that the amounts of purchased intangible assets recorded represent the preliminary fair values and approximates the amounts a market participant would pay for these intangible assets as of the acquisition date.

Leases, including right-of-use ("ROU") assets and lease liabilities

Lease liabilities were measured as of the acquisition date at the present value of future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the acquisition date. ROU assets recorded within “Operating Lease Assets” are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term was based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.

Pension and Other Post Retirement Benefits

The Rexnord PMC business recognized a pretax net liability representing the net funded status of the Rexnord PMC business’s defined-benefit pension and other postretirement benefit (“OPEB”) plans. See Note 8 for further information on the pension and OPEB arrangements.

Long-Term Debt

In connection with the Rexnord Transaction, the Company entered into certain financing arrangements as indicated in Note 7. The proceeds of the Land Term Facility, $487.0 million, were drawn by Land in a single drawing to fund a payment from Land to a subsidiary of Zurn in connection with the Rexnord Transaction.

The fair value for long term debt was determined based on the total indebtedness as the debt consummated at the time of closing of the acquisition.

Deferred Income Tax Assets and Liabilities

The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of the Rexnord PMC business’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 11 for further information related to income taxes.

Noncontrolling Interests

As of the date of acquisition, the Company assumed the noncontrolling interest in two subsidiaries. The carrying values of the noncontrolling interests approximates the fair value of as of the acquisition date.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)

The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date. With the exception of the receivable allowance to align Rexnord PMC business's reserve policy to the Company's policy, to reflect the best estimate at the acquisition date of the contractual cash flows expected to be collected

Goodwill

The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of the Rexnord PMC business. The goodwill created in the acquisition is not expected to be deductible for tax purposes.

Transaction Costs

The Company incurred transaction-related costs of approximately $64.4 million for the year ended January 1, 2022. These costs were associated with legal and professional services and were recognized as Operating expenses in our Consolidated Statements of Income.

Results of the Rexnord PMC business Subsequent to the Acquisition

The Rexnord PMC business had Net Sales and Net Income of $340.4 million and $2.3 million, respectively, which include the impact of purchase accounting adjustments, are included in the Consolidated Statements of Income for the period from October 4, 2021 through January 1, 2022. The financial results of the Rexnord PMC business have been included in the Company's Motion Control Solutions segment from the date of acquisition.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the financial results for the fiscal years 2021 and 2020 as if the Rexnord Transaction had occurred on December 29, 2019. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs which reduced expenses by $64.4 million for the year ended January 1, 2022 and increased expenses by $64.4 million for the year ended January 2, 2021, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $24.1 million for the year ended January 1, 2022 and increased expenses by $26.9 million for the year ended January 2, 2021, and (vi) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Rexnord Transaction.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Rexnord Transaction been completed as of the date indicated or the results that may be obtained in the future.

Unaudited Supplemental Pro Forma Financial Information

	For the Year Ended January 1, 2022	For the Year Ended January 2, 2021
Net Sales	$4,780.7	$4,136.8
Net Income Attributable to Regal Rexnord Corporation	$347.3	$84.8
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$5.13	$1.25
Assuming Dilution	$5.09	$1.25

Arrowhead Systems-Automation Solutions

On November 23, 2021, the Company acquired all of the outstanding equity interests of Arrowhead Systems, LLC, which the Company now refers to as its Automation Solutions business, for $315.6 million in cash, net of $1.1 million of cash acquired. Arrowhead is a global leader in providing industrial process automation solutions including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. The Automation Solutions business is a division of the Company's Motion Control Solutions segment.

The Consolidated Statements of Income include the results of operations of the Automation Solutions business since the date of acquisition, and such results are reflected in the Motion Control Solutions segment. Results of operations since the date of acquisition and supplemental pro forma financial information have not been presented for the acquisition of the Automation Solutions business as such information is not material to the results of operations.
Transaction costs incurred in connection with the Transactions were $6.9 million in fiscal 2021. These costs were primarily comprised of professional fees, recorded in general, administrative and other expenses.
Purchase Price Allocation

Arrowhead Systems’ assets and liabilities were measured at estimated fair values at November 23, 2021. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

The preliminary fair value of the assets acquired and liabilities assumed were as follows (in millions):

as of November 23, 2021

Cash and Cash Equivalents	$1.1
Trade Receivables	19.1
Inventories	12.8
Prepaid Expenses and Other Current Assets	7.6
Property, Plant and Equipment	3.7
Intangible Assets(1)	160.0
Accounts Payable	(4.7)
Accrued Compensation and Benefits	(2.6)
Other Accrued Expenses	(25.0)
Total Identifiable Net Assets	172.0
Goodwill	143.6
Preliminary purchase price	$315.6
(1) Includes $124.0 million related to Customer Relationships, $18.0 million related to Trademarks and $18.0 million related to Technology.

The allocation of purchase price is subject to finalization during a period not to exceed one year from the acquisition date. Adjustments to the preliminary allocation of purchase price may occur related to finalization of the working capital adjustment, finalization of the valuation of intangibles and other long-lived assets, adjustment to income tax assets and liabilities and other changes related to the valuation of assets acquired and liabilities assumed.
The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company's operations with those of the Automation Solutions business. Goodwill was deductible for tax purposes.
The intangible assets related to definite-lived customer relationships, trademarks and technology and are amortized over their estimated useful lives, which had estimated weighted-average useful lives of 15 years, 10 years and 12 years, respectively, at acquisition.

(5) Goodwill and Intangible Assets
Goodwill
The excess of purchase price over estimated fair value of net assets acquired is assigned to goodwill.
In the fourth quarter of fiscal 2021, the Company recorded goodwill impairment of $33.0 million in its global industrial motors reporting unit. The global industrial motors reporting unit had goodwill of $80.1 million as of January 1, 2022 and is included in our Industrial Systems segment. Some of the key considerations used in the impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

The following information presents changes to goodwill during the periods indicated (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Balance as of December 28, 2019	$1,501.3	$426.6	$170.8	$331.2	$572.7
Less: Impairment Charges	(10.5)	—	(10.5)	—	—
Translation and Other	27.4	6.7	3.4	(0.4)	17.7
Balance as of January 2, 2021	$1,518.2	$433.3	$163.7	$330.8	$590.4

Impairment Charge	(33.0)	—	(33.0)	—	—
Acquisitions	2,576.8	—	—	—	2,576.8
Translation and Other	(22.8)	(4.4)	(1.9)	(0.3)	(16.2)
Balance as of January 1, 2022	$4,039.2	$428.9	$128.8	$330.5	$3,151.0
Cumulative Goodwill Impairment Charges	$328.7	$183.2	$105.1	$17.2	$23.2

Intangible Assets
Intangible assets consist of the following (in millions):

	Weighted Average Amortization Period (Years)	January 2, 2021	Acquisitions	Translation Adjustments	January 1, 2022
Customer Relationships	16	$708.6	$1,643.0	$(16.2)	$2,335.4
Technology	13	146.3	105.0	(1.2)	250.1
Trademarks	10	160.5	243.0	(3.5)	400.0
Patent and Engineering Drawings	5	16.6	—	—	16.6
Total Gross Intangibles		$1,032.0	$1,991.0	$(20.9)	$3,002.1
Accumulated amortization of intangible assets consists of the following:

	January 2, 2021	Amortization	Translation Adjustments	January 1, 2022
Customer Relationships	$349.4	$60.7	$(5.1)	$405.0
Technology	108.0	6.5	(0.4)	114.1
Trademarks	27.7	10.2	(0.7)	37.2
Patent and Engineering Drawings	16.6	—	—	16.6
Total Accumulated Amortization	$501.7	$77.4	$(6.2)	$572.9
Intangible Assets, Net of Amortization	$530.3			$2,429.2

While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $77.4 million in fiscal 2021, $47.3 million in fiscal 2020 and $50.3 million in fiscal 2019. Amortization expense does not include any impairment recognized during the respective periods. The Company recognized $4.9 million of customer relationships intangible asset impairment related to the transfer of assets to held for sale during the first quarter of 2019.

The following table presents estimated future amortization expense (in millions):

Estimated Amortization
Year
2022	$187.0
2023	187.0
2024	186.3
2025	184.2
2026	180.7

(6) Segment Information
The Company's four operating segments are: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions.
Commercial Systems segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.
Industrial Systems segment designs and produces integral motors, automatic transfer switches, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.
Climate Solutions segment designs and produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.
Motion Control Solutions segment designs, produces and services mounted and unmounted bearings, conveyor products, conveying automation solutions, couplings, mechanical power transmission drives and components, gearboxes and gear motors, aerospace components, special components products and industrial powertrain components and solutions serving a broad range of markets including food and beverage, bulk handling, eCommerce/warehouse distribution, energy, aerospace and general industrial.
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

The following sets forth certain financial information attributable to the Company's operating segments for fiscal 2021, fiscal 2020 and fiscal 2019, respectively (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
Fiscal 2021
External Sales	$1,032.1	$576.3	$1,030.6	$1,171.3	$—	$3,810.3
Intersegment Sales	88.7	26.6	19.1	4.1	(138.5)	—
Total Sales	1,120.8	602.9	1,049.7	1,175.4	(138.5)	3,810.3
Gross Profit	262.4	106.9	305.1	411.3	—	1,085.7
Operating Expenses	161.1	88.0	115.5	350.1	—	714.7
Goodwill Impairment	—	33.0	—	—	—	33.0
Asset Impairments	1.8	—	0.5	3.3	—	5.6
Income (Loss) from Operations	99.5	(14.1)	189.1	57.9	—	332.4
Depreciation and Amortization	29.9	23.2	16.5	101.0	—	170.6
Capital Expenditures	17.8	9.5	11.7	15.5	—	54.5
Fiscal 2020
External Sales	$820.2	$528.8	$846.8	$711.2	$—	$2,907.0
Intersegment Sales	62.5	27.7	18.8	2.5	(111.5)	—
Total Sales	882.7	556.5	865.6	713.7	(111.5)	2,907.0
Gross Profit	212.7	97.8	246.8	251.4	—	808.7
Operating Expenses	144.9	91.6	115.5	160.9	—	512.9
Goodwill Impairment	—	10.5	—	—	—	10.5
Gain on Sale of Business	(0.1)	—	—	—	—	(0.1)
Asset Impairments	2.8	0.2	1.3	1.0	—	5.3
Income (Loss) from Operations	65.1	(4.5)	130.0	89.5	—	280.1
Depreciation and Amortization	32.6	23.9	19.6	55.3	—	131.4
Capital Expenditures	15.3	8.1	12.1	12.0	—	47.5
Fiscal 2019
External Sales	$905.3	$575.4	$968.5	$788.8	$—	$3,238.0
Intersegment Sales	46.9	35.9	17.4	4.3	(104.5)	—
Total Sales	952.2	611.3	985.9	793.1	(104.5)	3,238.0
Gross Profit	236.6	95.6	269.8	258.7	—	860.7
Operating Expenses	162.4	107.6	110.6	163.7	—	544.3
Asset Impairments	6.7	0.9	1.3	1.1	—	10.0
(Gain) Loss on Sale of Businesses	(39.3)	0.1	(6.0)	0.5	—	(44.7)
Income (Loss) from Operations	106.8	(13.0)	163.9	93.4	—	351.1
Depreciation and Amortization	34.6	24.4	19.8	55.7	—	134.5
Capital Expenditures	29.9	21.0	23.3	18.2	—	92.4

The following table presents identifiable assets information attributable to the Company's operating segments. The table presents identifiable assets information as of January 1, 2022 and January 2, 2021 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Identifiable Assets as of January 1, 2022	$1,229.1	$832.6	$971.6	$7,248.3	$10,281.6
Identifiable Assets as of January 2, 2021	1,319.6	837.5	890.4	1,541.5	4,589.0

The following sets forth net sales by country in which the Company operates for fiscal 2021, fiscal 2020 and fiscal 2019, respectively (in millions):

	Net Sales
	2021	2020	2019
United States	$2,364.7	$1,885.1	$2,071.9
Rest of the World	1,445.6	1,021.9	1,166.1
Total	$3,810.3	$2,907.0	$3,238.0

U.S. net sales for fiscal 2021, fiscal 2020 and fiscal 2019 represented 62.1%, 64.8% and 64.0% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.

The following sets forth net property, plant and equipment by country in which the Company operates for fiscal 2021 and fiscal 2020, respectively (in millions):

	Long-lived Assets
	2021	2020
United States	$363.6	$200.5
Mexico	204.6	141.2
China	91.2	85.7
Rest of the World	249.1	128.1
Total	$908.5	$555.5

No other individual foreign country represented a material portion of net property, plant and equipment for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of January 1, 2022 and January 2, 2021 was as follows (in millions):

	January 1, 2022	January 2, 2021
Term Facility	$620.0	$670.0
Senior Notes	—	400.0
Land Term Facility	486.8	—
Multicurrency Revolving Facility	736.7	—
Other	78.7	4.6
Less: Debt Issuance Costs	(3.7)	(3.2)
Total	1,918.5	1,071.4
Less: Current Maturities	4.9	231.0
Non-Current Portion	$1,913.6	$840.4

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

Prior to the First Amendment, the Credit Agreement provided for a (i) 5-year unsecured term loan facility in the principal amount of $900.0 million (the “Term Facility”) and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $500.0 million (increased as of the effectiveness of the First Amendment to $750.0 million) (the “Multicurrency Revolving Facility”), including a $50.0 million letter of credit sub facility, available for general corporate purposes. On November 4, 2021, the Company exercised an option to expand the size of the Multicurrency Revolving Facility commitments under the Credit Agreement by $250.0 million. After the exercise, the Multicurrency Revolving Facility commitment totaled $1.0 billion. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing, plus an applicable margin determined by reference to the Company's consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate.

The Term Facility was drawn in full on August 27, 2018 with the proceeds settling the amounts owed under the Prior Term Facility and Prior Multicurrency Revolving Facility. The Term Facility requires quarterly amortization at a rate starting at 5.0% per annum, increasing to 7.5% per annum after three years and further increasing to 10.0% per annum for the last years of the Term Facility, unless previously prepaid. The weighted average interest rate on the Term Facility was 1.2% and 2.0% for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. The Credit Agreement requires the Company to prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. The Company repaid $50.0 million under the Term Facility in fiscal 2021 and 2020, respectively.

As of January 1, 2022 the Company had $736.7 million of borrowings under the Multicurrency Revolving Facility, $0.1 million of standby letters of credit and $263.2 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $163.6 million and $150.4 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 1.2% and 1.9% for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Senior Notes
In anticipation of the closing of the Rexnord Transaction, on September 30, 2021, the Company redeemed in full its senior notes due 2023 under the note purchase agreement, dated July 14, 2011 (as amended), by and between the Company and the purchasers thereto (the "Note Purchase Agreement"). Inclusive of principal, interest and the applicable make-whole payment, the total amount paid by the Company to redeem such senior notes was approximately $184.0 million. The make-whole payment of $12.7 million was included in interest expense. The Company funded this amount with a combination of cash on hand and drawings under the Credit Agreement. The Company also redeemed its senior notes due July 2021 under the Note Purchase Agreement with a combination cash on hand and drawings under the Multicurrency Revolving Facility.

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement as of January 1, 2022.

Other Notes Payable

As of January 1, 2022, other notes payable of $78.7 million were outstanding with a weighted average interest rate of 5.2%. As of January 2, 2021, other notes payable of $4.6 million were outstanding with a weighted average interest rate of 4.9%. See Note 9 for more information on the Company's finance leases.

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

In connection with the Rexnord Transaction, on May 14, 2021, Land Newco, Inc. ("Land") entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein (the "Land Credit Agreement"), providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of $487.0 million, maturing on August 25, 2023 (the "Land Term Facility"). Upon the consummation the Rexnord Transaction, the indebtedness contemplated by the Land Commitment Letter and Land Term Facility became indebtedness of a wholly-owned subsidiary of the Company and, in connection therewith, the Land Credit Agreement was amended and restated (the "A&R Land Credit Agreement") to add the Company as a party to the A&R Land Credit Agreement and as a guarantor of the obligations of Land thereunder. The subsidiaries of the Company that provided a guaranty of the obligations under the Credit Agreement also entered into a subsidiary guaranty agreement with respect to the obligations under the A&R Land Credit Agreement. Additionally, Land and any subsidiary of Land that provided a guaranty under the Land Term Facility have also entered into the subsidiary guaranty agreement with respect to the Credit Agreement. The loans under the Land Term Facility will bear interest at floating rates based upon a reserve adjusted LIBOR rate or, at the Company's election, an alternate base rate plus, in each case an applicable margin determined by reference to the Company's consolidated funded debt (net of certain cash and cash equivalents) to EBITDA ratio. Immediately following the completion of the Rexnord Transaction, the Company had approximately $1.5 billion outstanding under the Credit Agreement, comprised of approximately $380.0 million outstanding under the revolving commitments, approximately $620.0 million outstanding under the term loan commitments under the Credit Agreement, and $486.0 million under the A&R Land Credit Agreement. The A&R Land Credit Agreement contains customary events of default and financial and other covenants, including (i) a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated funded debt to EBITDA) as of the last day of any fiscal quarter of 4.00 to 1.00; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of EBITDA to the Company’s consolidated cash interest expense) of 3.00 to 1.00 as of the last day of any fiscal quarter.

As of January 1, 2022, the Company had $486.8 million of borrowings under the Land Term Facility. The weighted average interest rate on the Land Term Facility was 1.3% during the fiscal year ended January 1, 2022.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $1,918.5 million and $1,085.8 million as of January 1, 2022 and January 2, 2021, respectively.

Maturities of long-term debt, excluding debt issuance costs, are as follows (in millions):

Year	Amount of Maturity
2022	$4.9
2023	1,846.9
2024	3.6
2025	3.8
2026	4.0
Thereafter	59.0
Total	$1,922.2

(8) Retirement and Post-Retirement Health Care Plans
Retirement Plans
The Company sponsors pension and other post-retirement benefit plans for certain associates. Most of the Company's associates are accumulating retirement income benefits through defined contribution plans. The majority of Company's defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates, however certain employees represented by collective bargaining continue to earn benefits. Certain foreign associates are covered by government sponsored plans in the countries in which they are employed. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $9.8 million, $7.6 million and $8.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Company contributions to non-US defined contribution plans were $5.7 million, $5.5 million and $10.6 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2021	2020
Equity Investments	37.7%	6.2 - 7.5%	35.7%	72.4%
Fixed Income	51.6%	2.5 - 5.8%	55.0%	26.8%
Other	10.7%	1.5% - 6.2%	9.3%	0.8%
Total	100.0%	4.6%	100.0%	100.0%

In 2021, the Company's investment strategy shifted from achieving moderately aggressive growth to implementing a dynamic de-risking strategy designed to allow the plans to attain and/or maintain fully funded status levels while reducing volatility. Accordingly, allocation targets have been established to fit this strategy, with fixed income allocations increasing in response to increased funded ratio thresholds along a glidepath. The overall fixed income portfolio shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the liabilities of the plans, and other assets classes are intended to provide additional return with associated higher levels of risk. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class. Prior to 2021, the Company's investment strategy for its defined benefit pension plans is to achieve moderately aggressive growth, earning a long-term rate of return sufficient to allow the plans to reach fully funded status. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The following table presents a reconciliation of the funded status of the defined benefit pension plans (in millions):

	2021	2020
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$298.4	$282.8
Service Cost	1.2	2.0
Interest Cost	7.5	8.0
Actuarial (Gain) Loss	(1.2)	21.2
Less: Benefits Paid	19.7	15.9
Settlements	(1.9)	—
Foreign Currency Translation	(3.0)	0.3
Acquisitions	305.9	—
Obligation at End of Period	$587.2	$298.4
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$230.2	$203.4
Actual Return on Plan Assets	33.7	33.7
Employer Contributions	5.7	8.5
Less: Benefits Paid	19.7	15.9
Settlements	(1.9)	—
Foreign Currency Translation	(1.3)	0.5
Acquisitions	232.2	—
Fair Value of Plan Assets at End of Period	$478.9	$230.2
Funded Status	$(108.3)	$(68.2)
The net actuarial gain for fiscal 2021 is attributable to an increase in discount rates resulting in a gain of $11.4 million offset by $10.2 million of losses from census experience. The net actuarial losses for fiscal 2020 are attributable to a decrease in discount rates and census experience resulting in a loss of $24.1 million offset by $2.9 million of gains to the mortality assumption update.
In connection with the Rexnord Transaction, $305.9 million of plan benefit obligations and $232.2 million of plan assets included in the Rexnord PMC business were transferred to the Company on October 4, 2021. One of the international plans that transferred in connection with the Rexnord Transaction was in the process of winding down at the time of the merger. The plan was fully settled as expected and carried no additional income statement impact.

The funded status as of January 1, 2022 included domestic plans of $(61.6) million and international plans of $(46.7) million. The funded status as of January 2, 2021 included domestic plans of $(62.6) million and international plans of $(5.6) million.
Pension Assets
The Company classifies its investments into Level 1, which refers to securities valued using quoted prices from active markets for identical assets, Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available, and Level 3, which refers to securities valued based on significant unobservable inputs. Mutual funds are valued at the unadjusted quoted market prices for the securities. Real estate interest values are determined using model-based techniques that include relative value analysis and discounted cash flow techniques. Common collective trust funds are valued based on the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Investments in units of collective trust funds and short-term investment funds, comprised of cash and money market funds, are valued at their respective published market prices as reported by the funds daily. Certain international plans hold insurance contracts. The fair value of these contracts is calculated by projecting expected future cash flows from the contract and discounting them to present value based on current market rates. The contracts are included within Level 3 of the hierarchy as the assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable.

Pension assets by type and level are as follows (in millions):

	January 1, 2022
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5.3	$5.3	$—	$—
Mutual Funds:
US Equity Funds	1.9	1.9	—	—
International Equity Funds	3.9	3.9	—	—
Fixed Income Funds	2.9	2.9	—	—
Other	2.0	2.0	—	—
Insurance Contracts	34.0	—	—	34.0
	$50.0	$16.0	$—	$34.0
Investments Measured at Net Asset Value	428.9
Total	$478.9

	January 2, 2021
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1.3	$1.3	$—	$—
Mutual Funds:
US Equity Funds	1.6	1.6	—	—
International Equity Funds	3.5	3.5	—	—
Fixed Income Funds	3.0	3.0	—	—
Other	1.8	1.8	—	—
Real Estate Fund	10.0	—	—	10.0
	$21.2	$11.2	$—	$10.0
Investments Measured at Net Asset Value	209.0
Total	$230.2

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of January 1, 2022 and January 2, 2021 (in millions):

	2021	2021
Common Collective Trust Funds	$428.9	$209.0

The 2021 common collective trust funds are investments in the Mercer US Small/Midcap Equity Portfolio, the Mercer Non-US Core Equity Portfolio, the Mercer Global Low Volatility Equity Portfolio, the Mercer US Large Cap Passive Equity Portfolio, the Mercer Long Duration Passive Fixed Income Portfolio, the Mercer Emerging Markets Equity Portfolio, the Mercer Active Long Corporate Fixed Income Portfolio, the Mercer Opportunistic Fixed Income Portfolio, the Mercer Long Strips Fixed Income Portfolio, the Mercer Active Intermediate Credit Portfolio, and the Mercer Core Real Estate Portfolio. The Mercer US Small/Midcap Equity Portfolio seeks to provide long term total returns comprised primarily of capital appreciation by investing in equity securities issued by small to medium capitalization US companies. The Mercer Non-US Core Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of non-US companies. The Mercer Global Low Volatility Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of US and foreign issuers. The Mercer US Large Cap Passive Equity Portfolio seeks to approximate, as closely as possible, the performance of the S&P 500 Index over the long term by investing in the equity securities comprising the index in approximately the same proportions as they are represented in the index. The Mercer Long Duration Passive Fixed Income Portfolio seeks to approximate as closely as practicable, before expenses, the performance of the Bloomberg Barclays Capital US Long Government Bond Index over the long term by investing in securities that comprise the index in the same proportions as they are represented in the index. The Mercer Emerging Markets Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing equity securities of companies that are located in emerging markets, other investments that are tied economically to emerging markets, as well as in American, European and Global Depository Receipts. The Mercer Active Long Corporate Fixed Income Portfolio seeks to maximize long term total return by investing on high quality US corporate bonds. The Mercer Opportunistic Fixed Income Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in high yield bonds and emerging markets debt. The Mercer Long Strips Fixed Income Portfolio seeks to extend the duration of plan assets by investing in US Treasury STRIPS with a maturity of greater than 20 years. The Mercer Active Intermediate Credit Portfolio seeks to maximize long-term total return. The Mercer Core Real Estate Portfolio seeks to earn attractive risk-adjusted returns on a diversified portfolio of private real estate, by systematically favoring the market segments and opportunities believed to offer the most attractive relative value at a given point in time. The 2021 common collective trust funds are available for immediate redemption.
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

The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of January 1, 2022 and January 2, 2021 (in millions):

	2021			2020
	Real Estate Fund	Insurance Contracts	Total	Real Estate Fund
Beginning Balance	$10.0	$—	$10.0	$9.9
Acquisition	—	33.6	33.6	—
Net Sales	(11.6)	—	(11.6)	—
Net Gains	1.6	1.4	3.0	0.1
Translation	—	(1.0)	(1.0)	—
Ending Balance	$—	$34.0	$34.0	$10.0

Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows (in millions):

	2021	2020
Other Noncurrent Assets	$0.8	$—
Accrued Compensation and Benefits	(4.9)	(4.1)
Pension and Other Post Retirement Benefits	(104.2)	(64.1)
Total	$(108.3)	$(68.2)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$20.5	$43.7
Prior Service Cost	0.7	0.9
Total	$21.2	$44.6

The accumulated benefit obligation for all defined benefit pension plans was $580.9 million and $292.8 million as of January 1, 2022 and January 2, 2021, respectively.

The accumulated benefit obligation exceeded plan assets for all pension plans as of January 1, 2022 and January 2, 2021.

The following weighted average assumptions were used to determine the projected benefit obligation as of January 1, 2022 and January 2, 2021, respectively:

	2021	2020
Discount Rate	2.7%	2.6%

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

Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% for the fiscal years ended January 1, 2022 and January 2, 2021.

Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in OCI for the defined benefit pension plans were as follows (in millions):

	2021	2020	2019
Service Cost	$1.2	$2.0	$6.2
Interest Cost	7.5	8.0	10.6
Expected Return on Plan Assets	(14.5)	(13.3)	(12.5)
Amortization of Net Actuarial Loss	3.0	1.9	2.2
Amortization of Prior Service Cost	0.2	0.3	0.3
Net Periodic Benefit Cost	$(2.6)	$(1.1)	$6.8

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.1	$0.2	$0.2
Net Actuarial Loss	2.4	1.5	1.7
Total Recognized in OCI	$2.5	$1.7	$1.9

As permitted under relevant accounting guidance, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of associates expected to receive benefits under the plans.

The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2021, 2020 and 2019, respectively.

	2021	2020	2019
Discount Rate	2.6%	3.3%	4.4%
Expected Long-Term Rate of Return on Assets	6.2%	7.0%	7.0%

The Company made contributions to its defined benefit plan of $5.7 million and $8.5 million for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

The Company estimates that in fiscal 2022 it will make contributions in the amount of $6.7 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2022	$34.8
2023	33.7
2024	33.8
2025	34.1
2026	34.1
2027-2030	163.8

Post-Retirement Health Care Plan

In connection with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. in 2015, the Company established an unfunded post-retirement health care plan for certain domestic retirees and their dependents.

In connection with the Rexnord Transaction, a post-retirement medical plan liability included in the Rexnord PMC business of $2.7 million was transferred to the Company on October 4, 2021.

The following table presents a reconciliation of the accumulated benefit obligation of the post-retirement health care plan (in millions):

Change in Accumulated Post Retirement Benefit Obligation	2021	2020
Obligation at Beginning of Period	$5.9	$5.9
Interest Cost	0.1	0.2
Actuarial (Gain) Loss	(0.2)	0.1
Curtailment Loss	0.2	—
Participant Contributions	0.2	0.2
Less: Benefits Paid	0.5	0.5
Acquisitions	2.7	—
Obligation at End of Period	$8.4	$5.9

The Company recognized the funded status of its post-retirement health care plan on the balance sheet as follows (in millions):

	2021	2020
Accrued Compensation and Benefits	$0.9	$0.5
Pension and Other Post Retirement Benefits	7.5	5.4
Total	$8.4	$5.9
Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$(2.7)	$(3.2)
Prior Service Cost	—	(0.9)
Total	$(2.7)	$(4.1)

The following assumptions were used to determine the accumulated post-retirement benefit obligation as of January 1, 2022 and January 2, 2021, respectively.

	2021	2020
Discount Rate	2.7%	2.5%

Net periodic post-retirement health care benefit costs for the post-retirement health care plan were as follows (in millions):

	2021	2020	2019
Interest Cost	$0.1	$0.2	$0.3
Amortization of Net Actuarial Gain	(0.6)	(0.6)	(0.4)
Amortization of Prior Service Cost	(0.9)	(0.9)	(0.1)
Curtailment Gain	—	—	(0.5)
Net Periodic Post-Retirement Health Care Benefit Cost	$(1.4)	$(1.3)	$(0.7)

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Gain	$(0.7)	$(0.7)	$(0.1)
Net Actuarial Gain	(0.4)	(0.5)	(0.3)
Total Recognized in OCI	$(1.1)	$(1.2)	$(0.4)

The following assumptions were used to determine net periodic post-retirement health care benefit cost for fiscal years 2021, 2020 and 2019, respectively.

	2021	2020	2019
Discount Rate	4.7%	3.2%	4.2%

The health care cost trend rate for fiscal 2021, 2020 and 2019, respectively, is 5.7%, 5.8% and 6.8% for pre-65 participants and 5.7%, 5.6% and 5.1% for post-65 participants, decreasing to 4.5% for all years in fiscal 2031, the year that the health care cost trend rate reaches the assumed ultimate rate.

The Company contributed $0.3 million and $0.3 million to the post-retirement health care plan in fiscal 2021 and fiscal 2020, respectively. The Company estimates that in fiscal 2022 it will make contributions of $0.9 million to the post-retirement health care plan.

The following post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Year	Expected Payments
2022	$0.9
2023	0.8
2024	0.7
2025	0.6
2026	0.6
2027-2030	2.4

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

Short-term and variable lease expense was immaterial. The components of lease expense were as follows (in millions):

	2021	2020	2019
Operating Lease Cost	$33.7	$30.9	$31.1
Finance Lease Cost:
Amortization of ROU Assets	1.3	0.3	0.3
Interest on Lease Liabilities	1.1	0.2	0.2
Total Lease Expense	$36.1	$31.4	$31.6

Maturity of lease liabilities as of January 1, 2022 were as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$34.8	$6.8	$41.6
2023	26.7	6.9	33.6
2024	20.7	7.0	27.7
2025	16.2	7.0	23.2
2026	13.4	7.0	20.4
Thereafter	36.0	83.0	119.0
Total Lease Payments	$147.8	$117.7	$265.5
Less: Interest	(31.1)	(41.5)	(72.6)
Present Value of Lease Liabilities	$116.7	$76.2	$192.9

Other information related to leases was as follows (in millions):

Supplemental Cash Flows Information	2021	2020	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$32.6	$29.7	$30.6
Operating Cash Flows from Finance Leases	1.1	0.3	0.3
Financing Cash Flows from Finance Leases	1.0	0.2	0.2
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	73.8	—	—
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	65.4	24.3	13.6
Weighted Average Remaining Lease Term
Operating Leases	6.0 years	5.2 years	4.7 years
Finance Leases	17.8 years	7.3 years	8.3 years
Weighted Average Discount Rate
Operating Leases	7.9%	8.2%	8.8%
Finance Leases	5.2%	5.9%	5.9%
The Company had no significant operating or finance leases that had not yet commenced nor entered into as of January 1, 2022.

(10) Shareholders' Equity
Common Stock

At a meeting of the Board of Directors on July 24, 2018, the Company's Board of Directors approved the extinguishment of the existing $3.0 million share repurchase program that was approved in November 2013 and replaced it with an authorization to repurchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 25, 2019, the July 2018 repurchase authorization was extinguished and replaced with an authorization to purchase up to $250.0 million of shares. At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. In fiscal 2021, the Company acquired and retired 156,184 shares of its common stock at an average cost of $165.05 per share for a total cost of $25.8 million under the October 26, 2021 repurchase authorization. In fiscal 2020, the Company acquired and retired 315,072 shares of its common stock at an average cost of $79.38 per share for a total cost of $25.0 million under the October 25, 2019 repurchase authorization. In fiscal 2019, the Company acquired and retired under the July 2018 repurchase authorization 2,013,782 shares of its common stock at an average cost of $74.52 per share for a total cost of $150.1 million. Also in fiscal 2019, the Company acquired and retired 180,763 shares of its common stock at an average cost of $83.01 per share for a total cost of $15.0 million under the October 25, 2019 repurchase authorization.

The existing share repurchase program remains authorized by the Company's Board of Directors. There is approximately $434.2 million in common stock available for repurchase under the October 26, 2021 repurchase authorization as of January 1, 2022.

Share-Based Compensation

The Company recognized approximately $24.9 million, $9.2 million and $13.0 million in share-based compensation expense in fiscal years 2021, 2020 and 2019, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $6.0 million, $2.2 million and $3.1 million in fiscal years 2021, 2020 and 2019, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $26.1 million, $7.7 million and $23.0 million in fiscal years 2021, 2020 and 2019, respectively. On October 10, 2018, the Company entered into a retirement agreement with the prior CEO resulting in the modification of the prior CEO's unvested awards. The Company expensed the modified awards over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company recognized compensation cost. On December 27, 2019, the Company entered into a retirement agreement with the COO resulting in the modification of certain of the COO's unvested awards. The Company recognized the modified award values over the modified service term. The modification increased the amount of unrecognized compensation cost and reduced the weighted average period in which the Company recognized the unrecognized compensation cost.

Total unrecognized compensation cost related to share-based compensation awards was approximately $30.6 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.7 years as of January 1, 2022.

During 2018, the Company's shareholders approved the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan authorizes the issuance of 2.1 million shares of common stock, plus the number of shares reserved under the prior 2013 Equity Incentive Plan that are not the subject of outstanding awards for equity-based awards and terminates any further grants under prior equity plans. Approximately 2.7 million shares were available for future grant or payment under the 2018 Plans as of January 1, 2022.

Options and Stock Appreciation Rights

The Company uses several forms of share-based incentive awards including non-qualified stock options and stock settled stock appreciation rights (“SARs”). SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in fiscal 2020 and after generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for the fiscal years ended 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$11.3	$6.7	$11.7
Cash Received from Stock Option Exercises	2.6	0.2	0.1
Income Tax Benefit from the Exercise of Stock Options	2.7	—	—
Total Fair Value of Share-Based Incentive Awards Vested	4.5	2.1	5.4

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2021	2020	2019
Per Share Weighted Average Fair Value of Grants	$25.97	$21.23	$20.84
Risk-Free Interest Rate	0.7%	1.5%	2.4%
Expected Life (Years)	4.2	7.0	7.0
Expected Volatility	34.1%	25.2%	25.0%
Expected Dividend Yield	0.9%	1.4%	1.5%

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

Following is a summary of share-based incentive plan activity (options and SARs) for fiscal 2021:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 2, 2021	577,509	$79.35
Granted(1)	438,682	86.52
Exercised	(149,055)	73.48
Forfeited	(51,180)	92.07
Expired	(4,050)	72.29
Outstanding as of January 1, 2022	811,906	$81.50	6.9	$72.0
Exercisable as of January 1, 2022	402,807	$64.90	5.4	$42.4
(1) Includes 298,640 options previously granted to employees of the Rexnord PMC business.

Compensation expense recognized related to options and SARs was $5.6 million, $2.8 million and $2.7 million for fiscal years 2021, 2020 and 2019, respectively.

As of January 1, 2022, there was $10.1 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

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

Following is the summary of RSAs activity for fiscal 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of January 2, 2021	16,280	$70.05	0.3
Granted	9,018	144.73
Vested	(16,280)	70.05
Unvested RSAs as of January 1, 2022	9,018	$144.73	0.5

The weighted average grant date fair value of awards granted was $144.73, $70.05 and $80.41 in fiscal years 2021, 2020 and 2019, respectively.

RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $1.2 million for fiscal 2021, 2020 and 2019, respectively.

As of January 1, 2022, there was $0.5 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.5 years.

Following is the summary of RSUs activity for fiscal 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of January 2, 2021	164,398	$81.16	1.7
Granted (2)	186,522	143.44
Vested	(104,817)	101.68
Forfeited	(25,205)	119.87
Unvested RSUs as of January 1, 2022	220,898	$119.59	1.8
(2) Includes 126,461 RSUs previously granted to employees of the Rexnord PMC business.

The weighted average grant date fair value of awards granted was $143.44, $86.70 and $78.98 in fiscal years 2021, 2020 and 2019, respectively.

RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $9.7 million, $3.8 million and $6.2 million for fiscal 2021, 2020 and 2019, respectively.

As of January 1, 2022, there was $15.7 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

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

The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
Risk-free interest rate	0.2%	1.4%	2.3%
Expected life (years)	3.0	3.0	3.0
Expected volatility	37.0%	24.0%	25.0%
Expected dividend yield	0.9%	1.4%	1.5%

Following is the summary of PSUs activity for fiscal 2021:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of January 2, 2021	87,522	$97.59	1.8
Granted	37,715	120.19
Vested	(10,891)	91.65
Forfeited	(14,479)	87.15
Unvested PSUs as of January 1, 2022	99,867	$108.28	1.6

The weighted average grant date fair value of awards granted was $120.19, $117.63 and $85.54 in fiscal years 2021, 2020 and 2019, respectively.

Compensation expense for awards granted are recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $8.4 million, $1.4 million and $2.9 million for fiscal 2021, 2020 and 2019, respectively. Total unrecognized compensation expense for all PSUs granted as of January 1, 2022 was $4.3 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.6 years. $4.3 million of compensation expense recognized in fiscal 2021 related to PSUs vesting upon consummation of the Rexnord Transaction as discussed below.

Rexnord Transaction
Certain outstanding equity-based awards held by employees of the Rexnord PMC business that related to shares of Zurn common stock were replaced by equity-based awards of the Company relating to shares of Company common stock with substantially similar terms and conditions, except that Zurn accelerated the vesting and settlement of most of the PSUs held by Rexnord PMC business employees prior to the consummation of the Rexnord Transaction. The remaining PSUs relating to shares of Zurn common stock were replaced by RSUs relating to shares of Company common stock subject to substantially the same terms and conditions as the PSUs other than performance goals, which were deemed satisfied in connection with the Transaction. A portion of the fair value of the Rexnord PMC business’s equity-based awards issued represents consideration transferred, while a portion represents future compensation expense based on the vesting terms of the equity-based awards. The amount attributable to consideration transferred for pre-combination services was calculated based on the ratio of the pre-combination service period (grant date until closing date) to the longer of the original total service period or the modified service period, if any. The aggregate fair value of outstanding awards was reduced to reflect an estimate of future forfeitures. As the Special Dividend was paid pursuant to the terms of the Merger Agreement; holders of Company equity-based awards outstanding after the Merger (including those granted in connection with the Merger to former holders of Rexnord PMC business equity-based awards) were kept whole pursuant to the existing anti-dilution provisions in the applicable plan documents. In connection with the Special Dividend, outstanding equity-based awards relating to Company common stock were adjusted in accordance with the adjustment provisions of the applicable Company equity incentive plan documents to increase the number of shares subject to such awards and, in the case of SARs, to adjust the strike price per share, in each case to preserve the intrinsic value of such awards.

(11) Income Taxes
Income before taxes consisted of the following (in millions):

	2021	2020	2019
United States	$35.8	$80.2	$126.7
Foreign	248.8	170.4	177.1
Total	$284.6	$250.6	$303.8
The provision for income taxes is summarized as follows (in millions):

	2021	2020	2019
Current
Federal	$18.2	$7.1	$1.8
State	10.6	2.7	1.1
Foreign	54.6	63.5	35.9
	$83.4	$73.3	$38.8
Deferred
Federal	$1.2	$(2.0)	$20.4
State	(2.7)	(0.3)	2.6
Foreign	(13.4)	(14.2)	(0.6)
	(14.9)	(16.5)	22.4
Total	$68.5	$56.8	$61.2

A reconciliation of the statutory federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2021	2020	2019
Federal Statutory Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Benefit	0.5%	0.8%	1.3%
Effect of Impairment Charges	3.0%	0.9%	—%
Foreign Rate Differential	0.1%	0.8%	(1.8)%
Research and Development Credit	(2.9)%	(3.0)%	(2.5)%
Valuation Allowance	(0.5)%	(0.1)%	0.8%
Tax on Repatriation	0.3%	1.2%	3.4%
Transaction Costs	2.3%	—%	—%
Tax Impact of Divestitures	—%	—%	(1.7)%
Deferred Tax Remeasurement	0.2%	(0.4)%	0.1%
Other	0.1%	1.5%	(0.5)%
Effective Tax Rate	24.1%	22.7%	20.1%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $(616.3) million as of January 1, 2022, classified on the consolidated Balance Sheet as a net non-current deferred tax asset of $162.9 million and a net non-current deferred income tax liability of $(779.2) million. As of January 2, 2021, the Company's net deferred tax liability was $(128.1) million classified on the consolidated Balance Sheet as a net non-current deferred income tax asset of $110.7 million and a net non-current deferred income tax liability of $(238.8) million.

The components of this net deferred tax liability are as follows (in millions):

	January 1, 2022	January 2, 2021
Accrued Benefits	$55.7	$36.8
Bad Debt Allowances	6.9	4.9
Warranty Accruals	4.6	3.4
Inventory	(2.0)	10.4
Tax Loss Carryforward	8.8	9.2
Operating Lease Liability	49.8	18.8
Other	44.4	34.6
Deferred Tax Assets before Valuation Allowance	168.2	118.1
Valuation Allowance	(5.3)	(7.4)
Total Deferred Tax Assets	162.9	110.7
Property Related	(77.0)	(33.7)
Intangible Items	(636.2)	(170.9)
Accrued Liabilities	(15.8)	(8.8)
Derivative Instruments	(7.4)	(7.5)
Operating Lease Asset	(42.8)	(17.9)
Deferred Tax Liabilities	(779.2)	(238.8)
Net Deferred Tax Liability	$(616.3)	$(128.1)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

Unrecognized Tax Benefits, December 29, 2018	$6.5
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.7
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, December 28, 2019	$6.9
Gross Increases from Prior Period Tax Positions	—
Gross Increases from Current Period Tax Positions	0.2
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, January 2, 2021	$6.8
Gross Increases from Prior Period Tax Positions	0.1
Gross Increases from Current Period Tax Positions	0.6
Gross Increases from Acquisitions	5.3
Settlements with Taxing Authorities	—
Lapse of Statute of Limitations	(4.0)
Unrecognized Tax Benefits, January 1, 2022	$8.8

Unrecognized tax benefits as of January 1, 2022 amount to $8.8 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal years 2021, 2020 and 2019, the Company recognized approximately $(1.4) million, $0.4 million and $0.5 million in net interest (income) expense, respectively. The Company had approximately $1.3 million, $2.7 million and $2.3 million of accrued interest as of January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

Due to statute expirations, approximately $2.2 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

With few exceptions, the Company is no longer subject to US federal and state/local income tax examinations by tax authorities for years prior to 2018, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2015. The Company is under audit in Italy and Germany for tax periods between 2015 – 2018 related to Rexnord PMC business entities arising before the Rexnord Transaction. The Company has been indemnified by Zurn for any future liability arising from these audits. Any other liabilities arising from tax years before the Rexnord Transaction relating to the Rexnord PMC business entities would be similarly indemnified.

As of January 1, 2022, the Company had approximately $8.8 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. As of January 2, 2021, the Company had approximately $9.2 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.

Valuation allowances totaling $5.3 million and $7.4 million as of January 1, 2022 and January 2, 2021, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates. The Company revalued its valuation allowance calculations and policies in relation to the Rexnord Transaction and released a net valuation allowance of $3.1 million.

The Company has been granted tax holidays for some of its Chinese subsidiaries. The majority of these tax holidays will expire at the end of 2022. All tax holidays will be renewed subject to certain conditions with which the Company expects to comply. In 2021, these holidays decreased the Provision for Income Taxes by $4.2 million.

The Company continues to treat approximately $169.9 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $17.0 million on those earnings. The Company evaluated the permanent reinvestment assertion related to the Rexnord PMC business and is not making an assertion for the taxes associated with the repatriation of any Rexnord PMC business non-U.S. earnings. A $5.9 million deferred tax liability with no effective rate related to these earnings was included in the net identifiable assets acquired from the Rexnord Transaction.
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

As a result of the Company's acquisition of the Rexnord PMC business, it is entitled to indemnification from third parties to agreements with the Rexnord PMC business against certain contingent liabilities of the Rexnord PMC business, including certain pre-closing environmental liabilities.

The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business' acquisition of the Stearns business from Invensys plc ("Invensys"), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, the Company's subsidiary, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries' property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

•Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business' Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company's insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
In connection with the Company's acquisition the of Rexnord PMC business, transaction documents related to the Rexnord PMC business’ acquisition of The Falk Corporation from Hamilton Sundstrand Corporation were assigned to Rexnord Industries, and provide Rexnord Industries with indemnification against certain products related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify Rexnord Industries with respect to asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.

The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•Rexnord Industries is a defendant in multiple lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by The Falk Corporation. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Rexnord Industries in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2021 and fiscal 2020 (in millions):

	January 1, 2022	January 2, 2021
Beginning Balance	$15.5	$15.1
Less: Payments	19.2	16.7
Provisions	20.5	16.9
Acquisitions	6.3	—
Translation Adjustments	(0.1)	0.2
Ending Balance	$23.0	$15.5

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted LIBOR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of January 1, 2022 or January 2, 2021.

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

As of January 1, 2022 and January 2, 2021, the Company had $5.6 million and $3.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had the following commodity forward contracts outstanding (with maturities extending through June 2023) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions):

	January 1, 2022	January 2, 2021

Copper	$154.6	$47.0
Aluminum	9.5	3.6

The Company had the following currency forward contracts outstanding (with maturities extending through June 2023) to hedge forecasted foreign currency cash flows (in millions):

	January 1, 2022	January 2, 2021

Mexican Peso	$194.8	$174.6
Chinese Renminbi	263.8	188.5
Indian Rupee	64.0	37.8
Euro	208.4	231.7
Canadian Dollar	0.3	2.0
Australian Dollar	17.6	21.2
Thai Baht	2.8	15.3
British Pound	1.3	11.7

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps became effective July 2021 and will expire in July 2025.

Fair values of derivative instruments as of January 1, 2022 and January 2, 2021 were (in millions):

	January 1, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—	$—
Currency Contracts	8.3	0.7	1.3	—
Commodity Contracts	8.9	0.1	1.2	0.5
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.4	—
Commodity Contracts	0.4	—	—	0.1
Total Derivatives	$17.9	$6.1	$2.9	$0.6

	January 2, 2021
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$0.7	$1.4
Currency Contracts	16.4	1.6	1.0	0.1
Commodity Contracts	11.3	0.1	—	—
Not Designated as Hedging Instruments:
Currency Contracts	0.2	—	—	—
Commodity Contracts	0.1	—	—	—
Total Derivatives	$28.0	$1.7	$1.7	$1.5

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years 2021, 2020 and 2019 were (in millions):

	Fiscal 2021
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Income	$29.9	$11.4	$7.0	$48.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3
Gain Recognized in Cost of Sales	32.6	16.9	—	49.5
Gain Recognized in Operating Expense	—	2.2	—	2.2
Loss Recognized in Interest Expense	—	—	(0.4)	(0.4)

	Fiscal 2020
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Loss	$14.8	$(3.2)	$(0.2)	$11.4
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	1.2	(2.9)	—	(1.7)
Loss Recognized in Operating Expense	—	(8.3)	—	(8.3)
Gain Recognized in Interest Expense	—	—	0.9	0.9

	Fiscal 2019
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Loss	$1.5	$16.5	$1.3	$19.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3
Gain (Loss) Recognized in Cost of Sales	(7.7)	4.2	—	(3.5)
Gain Recognized in Operating Expense	—	2.5	—	2.5
Gain Recognized in Interest Expense	—	—	2.4	2.4

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income for fiscal years 2021, 2020 and 2019 were (in millions):

	Fiscal 2021
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Gain Recognized in Operating Expenses	—	7.2	7.2

	Fiscal 2020
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Loss Recognized in Operating Expenses	—	(8.6)	(8.6)

	Fiscal 2019
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Loss Recognized in Operating Expenses	—	(1.1)	(1.1)

The net AOCI balance related to hedging activities of a $21.0 million gain as of January 1, 2022 includes $11.3 million of net deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended January 1, 2022 and January 2, 2021.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	January 1, 2022
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.6	$(1.7)	$6.9
Derivative Commodity Contracts	9.3	(1.2)	8.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	—	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Other Accrued Expenses:
Derivative Currency Contracts	1.7	(1.7)	—
Derivative Commodity Contracts	1.2	(1.2)	—
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.6	(0.1)	0.5

	January 2, 2021
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$16.6	$(1.0)	$15.6
Derivative Commodity Contracts	11.4	—	11.4
Other Noncurrent Assets:
Derivative Currency Contracts	1.6	—	1.6
Derivative Commodity Contracts	0.1	—	0.1
Other Accrued Expenses:
Derivative Currency Contracts	1.0	(1.0)	—
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	0.1

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 1, 2022 and January 2, 2021, respectively (in millions):

	January 1, 2022	January 2, 2021
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.6	$16.6	Level 2
Derivative Commodity Contracts	9.3	11.4	Level 2
Other Noncurrent Assets:
Interest Rate Swap	5.3	—	Level 2
Assets Held in Rabbi Trust	6.8	6.5	Level 1
Derivative Currency Contracts	0.7	1.6	Level 2
Derivative Commodity Contracts	0.1	0.1	Level 2
Liabilities:
Other Accrued Expenses:
Interest Rate Swap	—	0.7	Level 2
Derivative Currency Contracts	1.7	1.0	Level 2
Derivative Commodity Contracts	1.2	—	Level 2
Other Noncurrent Liabilities:
Interest Rate Swap	—	1.4	Level 2
Derivative Currency Contracts	—	0.1	Level 2
Derivative Commodity Contracts	0.6	—	Level 2

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
The Company did not change its valuation techniques during fiscal 2021.

(15) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2021, 2020 and 2019. Restructuring costs include associate termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for associate termination expenses are generally required to be accrued over the associate's remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for fiscal 2021 and fiscal 2020 (in millions):

	January 1, 2022	January 2, 2021
Beginning Balance	$2.0	$0.9
Acquisition	2.2	—
Provision	14.0	26.6
Less: Payments	13.2	25.5
Ending Balance	$5.0	$2.0

The following is a reconciliation of expenses by type for the restructuring projects in fiscal years 2021, 2020 and 2019 (in millions):

	2021			2020			2019
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Associate Termination Expenses	$6.4	$1.2	$7.6	$6.2	$5.6	$11.8	$5.7	$6.5	$12.2
Facility Related Costs	4.2	0.3	4.5	11.7	3.1	14.8	5.0	4.4	9.4
Other Expenses	1.6	0.3	1.9	0.3	(0.3)	—	—	—	—
Total Restructuring and Restructuring-Related Costs	$12.2	$1.8	$14.0	$18.2	$8.4	$26.6	$10.7	$10.9	$21.6

The following table shows the allocation of Restructuring Expenses by segment for fiscal years 2021, 2020 and 2019 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Restructuring Expenses - 2021	$14.0	$1.9	$1.9	$0.8	$9.4
Restructuring Expenses - 2020	$26.6	$6.3	$8.7	$3.7	$7.9
Restructuring Expenses - 2019	$21.6	$9.5	$7.2	$2.2	$2.7

The Company's current restructuring activities are expected to continue into fiscal 2022. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

(16) Subsequent Events

The Company has evaluated subsequent events since January 1, 2022, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended January 1, 2022. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of our internal control over financial reporting related to the Rexnord PMC and Automation Solutions businesses. We acquired the Rexnord PMC business on October 4, 2021, and the Automation Solutions business on November 23, 2021. Together, the Rexnord PMC and Automation Solutions businesses represented 11% of our consolidated total assets (excluding goodwill and intangibles which were included in management's assessment of internal control over financial reporting as of January 1, 2022) and 9% of the consolidated total revenues as of and for the year ended January 1, 2022. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 1, 2022 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As mentioned above, on October 4, 2021, we completed the acquisition of the Rexnord PMC business, and on November 23, 2021, we completed the acquisition of the Automation Solutions business. As part of our ongoing integration of the Rexnord PMC and Automation Solutions businesses, we continue to incorporate our controls and procedures into the subsidiaries of both businesses and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.
ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors,” "Other Matters-Delinquent Section 16(a) Reports" and “Stock Ownership” in the 2022 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
We have adopted a Code of Business Conduct and Ethics (our “Code”) that applies to all our directors, officers and associates. Our Code is available on our website, along with our current Corporate Governance Guidelines, at www.regalrexnord.com. Our Code and our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Rexnord Corporation. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2022 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the sections titled “Stock Ownership” in the 2022 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of January 1, 2022.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	811,906	$81.50	2,687,281
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	811,906		2,687,281
(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan and 2018 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2022 Proxy Statement is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 3: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2022” in the 2022 Proxy Statement is incorporated by reference herein.

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
2.1
Agreement and Plan of Merger, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly known as Rexnord Corporation), Land Newco, Inc., Regal Rexnord Corporation and Phoenix 2021, Inc. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

2.2	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Industries, LLC (as successor in interest to Rexnord, LLC), Hamilton Sundstrand Corporation and The Falk Corporation.+**
2.3
Stock Purchase Agreement dated as of September 27, 2002, by and among Rexnord Industries, LLC (as successor in interest to RBS Acquisition Corporation), Invensys plc and the other sellers identified therein.+**

3.1
Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective October 4, 2021. [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 10, 2021]

3.2
Amended and Restated Bylaws of Regal Rexnord Corporation, effective October 4, 2021. [Incorporated by reference to Exhibit 3.2 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 10, 2021]

4.1	Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of Regal Rexnord Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Amended and Restated Credit Agreement, dated as of August 27, 2018, by and among Regal Rexnord Corporation, various subsidiaries of Regal Rexnord Corporation from time to time a party thereto, the financial institutions from time to time a party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on August 28, 2018]

4.3
First Amendment to the Amended and Restated Credit Agreement, dated as of March 17, 2021, among Regal Rexnord Corporation, Regal Beloit America, Inc., the financial institutions from time to time a party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 17, 2021]

4.4
Amended and Restated Credit Agreement, dated as of May 14, 2021, by and among Land Newco, Inc., Regal Rexnord Corporation, various subsidiaries thereof, JPMorgan Chase Bank, N.A. as administrative agent and the lenders named therein. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on October 7, 2021]+

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**
10.1*
Form of Executive Employment Agreement, dated as of March 12, 2019, between Regal Rexnord Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.2*
Form of Key Executive Employment and Severance Agreement, effective as of April 1, 2019, between Regal Rexnord Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.3*
Form of Key Executive Employment and Severance Agreement between Regal Rexnord Corporation and John M. Avampato. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.4*
Key Executive Employment and Severance Agreement, dated as of October 26, 2016, between Regal Rexnord Corporation and Thomas E. Valentyn. [Incorporated by reference to Exhibit 10.23 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Rexnord Corporation and Robert J. Rehard. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 5, 2018]

10.6*	Regal Rexnord Corporation Supplemental Defined Contribution Retirement Plan. [Incorporated by reference to Exhibit 10.6 to Regal Rexnord Corporation's Annual Report on Form 10-K on February 26, 2020]
10.7*
Regal Rexnord Corporation Supplemental Employee Retirement Plan For Salary Level 27 & 30 Employees. [Incorporated by reference to Exhibit 10.7 to Regal Rexnord Corporation's Annual Report on Form 10-K on February 26, 2020]

10.8*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Current Report on Form 8-K dated November 2, 2010]

10.9*	Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.14 to Regal Rexnord Corporation's Annual Report on Form 10-K on February 26, 2020]
10.10*	Regal Beloit America, Inc. Pension Plan, as amended and restated effective January 1, 2017, and subsequent amendments.**
10.11*
Regal Rexnord Corporation 2007 Equity Incentive Plan [Incorporated by reference to Appendix B to Regal Rexnord Corporation's definitive proxy statement on Schedule 14A for the Regal Rexnord Corporation 2007 annual meeting of shareholders held April 20, 2007]

10.12*
Form of Stock Option Award Agreement under the Regal Rexnord Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.13*
Form of Stock Appreciation Right Award Agreement under the Regal Rexnord Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.14*
Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Rexnord Corporation’s definitive proxy statement on Schedule 14A for the Regal Rexnord Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.15*
Form of Stock Appreciation Rights Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.16*
Form of Restricted Stock Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.17*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.18*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.19*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.20*	Regal Rexnord Corporation 2018 Equity Incentive Plan, as amended and restated effective October 4, 2021.**
10.21*
Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.26 to Regal Rexnord Corporation's Annual Report on Form 10-K on February 26, 2020]

10.22*	Form of Restricted Stock Unit Award Agreement (Stock Settled – Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.23*	Form of Restricted Stock Unit Award Agreement (Cash Settled – Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.24*	Form of Restricted Stock Award Agreement (Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.25*	Form of Performance Share Unit Award Agreement (Return on Invested Capital – Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.26*	Form of Performance Share Unit Award Agreement (Total Shareholder Return – Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**

10.27*	Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn RSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.28*	Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn PSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.29*	Form of Restricted Stock Unit Award Agreement (Replacement to Zurn RSU Award – Non-US) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.30*	Form of Non-Qualified Stock Option Award Agreement (Replacement to Zurn Option Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.31*	Form of Non-Qualified Stock Option Award Agreement (Replacement to Zurn Option Award – Non-US) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.32*	Form of China Phantom Stock Option Award (Replacement to Rexnord Zurn Stock Option Award) under the Regal Rexnord 2018 Equity Incentive Plan.**
10.33*
Regal Rexnord Corporation 2016 Incentive Compensation Plan. [Incorporated by reference to Appendix A to Regal Rexnord Corporation's definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders held April 25, 2016]

10.34
Separation and Distribution Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.35
Tax Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.36
Employee Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.37
Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.38
Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.5 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

21.1	Significant Subsidiaries of Regal Rexnord Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
________________________
* A management contract or compensatory plan or arrangement.
** Furnished herewith.
+ Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Items 601(a)(5) and/or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities Exchange

Commission on a confidential basis upon request.

(b)    Exhibits- see (a)3., above.
(c) See (a)2., above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2022.

REGAL REXNORD CORPORATION
By:	/s/ ROBERT J. REHARD
Robert J. Rehard
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOUIS V. PINKHAM	Director and Chief Executive Officer	March 2, 2022
Louis V. Pinkham	(Principal Executive Officer)

/s/ JAN A. BERTSCH	Director	March 2, 2022
Jan A. Bertsch

/s/ STEPHEN M. BURT	Director	March 2, 2022
Stephen M. Burt

/s/ ANESA T. CHAIBI	Director	March 2, 2022
Anesa T. Chaibi

/s/ THEODORE D. CRANDALL	Director	March 2, 2022
Theodore D. Crandall

/s/ CHRISTOPHER L. DOERR	Director	March 2, 2022
Christopher L. Doerr

/s/ DEAN A. FOATE	Director	March 2, 2022
Dean A. Foate

/s/ MICHAEL F. HILTON	Director	March 2, 2022
Michael F. Hilton

/s/ RAKESH SACHDEV	Director, Chairman	March 2, 2022
Rakesh Sachdev

/s/ CURTIS W. STOELTING	Director	March 2, 2022
Curtis W. Stoelting

/s/ ROBIN A. WALKER-LEE	Director	March 2, 2022
Robin A. Walker-Lee

REGAL REXNORD CORPORATION
Index to Financial Statements
And Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
REGAL REXNORD CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Receivables:
Fiscal 2021	$18.3	$0.8	$(0.4)	$—	$18.7
Fiscal 2020	9.7	5.8	(2.0)	4.8	18.3
Fiscal 2019	13.3	4.0	(7.5)	(0.1)	9.7

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustments consist of balances moved to held for sale, translation and adoption of ASC 2016-13 Financial Instruments for Credit Losses.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable