Form 10-Q
period 2022-03-31
REGAL REXNORD CORP
filed 2022-05-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-07283

REGAL REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On May 3, 2022 the registrant had outstanding 67,004,382 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements relating to the merger with the Rexnord Process & Motion Control business (the "Rexnord PMC business") (the "Rexnord Transaction") or the acquisition of Arrowhead Systems, LLC ("Arrowhead") (the "Arrowhead Transaction" and, together with the Rexnord Transaction, the "Transactions"), and the benefits and synergies of the Transactions, future opportunities for the Company, and any other statements regarding the Company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “project,” “forecast,” "would," "could," "should," and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•dependence on key suppliers and the potential effects of supply disruptions;
•fluctuations in commodity prices and raw material costs;
•any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•the possibility that the Company may be unable to achieve expected synergies and operating efficiencies in connection with the Transactions within the expected time-frames or at all and to successfully integrate the Rexnord PMC and Arrowhead businesses;
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
•challenges to the tax treatment that was elected with respect to the Rexnord Transaction and related transactions;
•requirements to abide by potentially significant restrictions with respect to the tax treatment of the Rexnord Transaction which could limit the Company’s ability to undertake certain corporate actions that otherwise could be advantageous;
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
•risks associated with global manufacturing, including risks associated with public health crises and political, societal or economic instability, including instability caused by the recent conflict between Russia and Ukraine;
•issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;
•the Company's overall debt levels and its ability to repay principal and interest on its outstanding debt;

•prolonged declines in one or more markets, such as heating, ventilation, air conditioning, refrigeration, power generation, oil and gas, unit material handling, water heating and aerospace;
•economic changes in global markets, such as reduced demand for products, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that the Company cannot control;
•product liability, asbestos and other litigation, or claims by end users, government agencies or others that products or customers' applications failed to perform as anticipated, particularly in high volume applications or where such failures are alleged to be the cause of property or casualty claims;
•unanticipated liabilities of acquired businesses;
•unanticipated adverse effects or liabilities from business exits or divestitures;
•unanticipated costs or expenses that may be incurred related to product warranty issues;
•infringement of intellectual property by third parties, challenges to intellectual property and claims of infringement on third party technologies;
•effects on earnings of any significant impairment of goodwill;
•losses from failures, breaches, attacks or disclosures involving information technology infrastructure and data;
•cyclical downturns affecting the global market for capital goods;
•and other risks and uncertainties including, but not limited, to those described in the section entitled "Risk Factors" elsewhere in this report, in the Company's Annual Report on Form 10-K on file with the SEC and from time to time in other filed reports including the Company's Quarterly Reports on Form 10-Q. For a more detailed description of the risk factors associated with the Company, please refer to the section entitled "Risk Factors" elsewhere in this report, the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 on file with the SEC and subsequent SEC filings.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 31, 2022	April 3, 2021
Net Sales	$1,298.5	$814.1
Cost of Sales	876.6	564.3
Gross Profit	421.9	249.8
Operating Expenses	252.0	148.3
Income from Operations	169.9	101.5
Other Income, Net	(1.3)	(1.2)
Interest Expense	9.0	12.6
Interest Income	(1.1)	(1.5)
Income before Taxes	163.3	91.6
Provision for Income Taxes	36.2	21.3
Net Income	127.1	70.3
Less: Net Income Attributable to Noncontrolling Interests	1.5	1.4
Net Income Attributable to Regal Rexnord Corporation	$125.6	$68.9
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.86	$1.70
Assuming Dilution	$1.85	$1.68
Weighted Average Number of Shares Outstanding:
Basic	67.4	40.6
Assuming Dilution	67.9	41.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2022	April 3, 2021
Net Income	$127.1	$70.3
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(0.4)	(21.7)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $8.3 Million and $4.6 Million for the Three Months Ended March 31, 2022 and April 3, 2021, Respectively	26.1	14.6
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(2.0) Million and $(2.8) Million for the Three Months Ended March 31, 2022 and April 3, 2021, Respectively	(6.0)	(8.7)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of zero and $0.1 Million for the Three Months Ended March 31, 2022 and April 3, 2021, Respectively	0.2	0.3
Other Comprehensive Income (Loss)	19.9	(15.5)
Comprehensive Income	147.0	54.8
Less: Comprehensive Income Attributable to Noncontrolling Interests	1.9	1.1
Comprehensive Income Attributable to Regal Rexnord Corporation	$145.1	$53.7

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 31, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$624.7	$672.8
Trade Receivables, Less Allowances of $18.6 Million and $18.7 Million in 2022 and 2021, Respectively	832.2	785.8
Inventories	1,336.9	1,192.4
Prepaid Expenses and Other Current Assets	166.9	145.1
Assets Held for Sale	11.7	12.5
Total Current Assets	2,972.4	2,808.6
Net Property, Plant and Equipment	852.7	908.5
Operating Lease Assets	116.5	112.4
Goodwill	4,051.3	4,039.2
Intangible Assets, Net of Amortization	2,402.7	2,429.2
Deferred Income Tax Benefits	35.7	35.7
Other Noncurrent Assets	39.8	33.8
Total Assets	$10,471.1	$10,367.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$641.3	$643.8
Dividends Payable	22.1	22.3
Accrued Compensation and Employee Benefits	124.5	143.9
Other Accrued Expenses	238.0	253.2
Current Operating Lease Liabilities	27.5	27.2
Current Maturities of Long-Term Debt	3.2	4.9
Total Current Liabilities	1,056.6	1,095.3
Long-Term Debt	2,057.4	1,913.6
Deferred Income Taxes	661.7	679.7
Pension and Other Post Retirement Benefits	108.0	111.7
Noncurrent Operating Lease Liabilities	91.5	89.5
Other Noncurrent Liabilities	72.1	69.4
Contingencies (see Note 12)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 67.0 Million and 67.6 Million Shares Issued and Outstanding for 2022 and 2021, Respectively	0.7	0.7
Additional Paid-In Capital	4,631.1	4,651.8
Retained Earnings	1,927.5	1,912.6
Accumulated Other Comprehensive Loss	(175.6)	(195.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,383.7	6,370.0
Noncontrolling Interests	40.1	38.2
Total Equity	6,423.8	6,408.2
Total Liabilities and Equity	$10,471.1	$10,367.4
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	125.6	—	1.5	127.1
Other Comprehensive Income	—	—	—	19.5	0.4	19.9
Dividends Declared ($0.33 Per Share)	—	—	(22.1)	—	—	(22.1)
Stock Options Exercised	—	(1.4)	—	—	—	(1.4)
Stock Repurchase	—	(25.6)	(88.6)	—	—	(114.2)
Share-Based Compensation	—	6.3	—	—	—	6.3
March 31, 2022	$0.7	$4,631.1	$1,927.5	$(175.6)	$40.1	$6,423.8

January 2, 2021	$0.4	$696.6	$2,049.1	$(163.3)	$32.6	$2,615.4
Net Income	—	—	68.9	—	1.4	70.3
Other Comprehensive Loss	—	—	—	(15.2)	(0.3)	(15.5)
Dividends Declared ($0.30 Per Share)	—	—	(12.2)	—	—	(12.2)
Stock Options Exercised	—	(1.8)	—	—	—	(1.8)
Share-Based Compensation	—	3.3	—	—	—	3.3
April 3, 2021	$0.4	$698.1	$2,105.8	$(178.5)	$33.7	$2,659.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2022	April 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127.1	$70.3
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	77.9	31.8
Noncash Lease Expense	9.9	6.1
(Gain) Loss on Sale or Disposition of Assets, Net	(0.3)	0.6
Share-Based Compensation Expense	6.3	3.3
Financing Fees Amortization	0.9	4.8
Change in Operating Assets and Liabilities	(227.7)	(67.4)
Net Cash (Used in) Provided by Operating Activities	(5.9)	49.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(13.4)	(10.7)
Proceeds Received from Sales of Property, Plant and Equipment	1.4	0.9
Business Acquisitions, Net of Cash Acquired	(35.0)	(1.9)
Net Cash Used in Investing Activities	(47.0)	(11.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,340.5	140.7
Repayments Under Revolving Credit Facility	(1,122.2)	(140.7)
Proceeds from Short-Term Borrowings	5.1	5.4
Repayments of Short-Term Borrowings	(7.0)	(5.6)
Proceeds from Long-Term Borrowings	1,036.8	—
Repayments of Long-Term Borrowings	(1,107.5)	(50.1)
Dividends Paid to Shareholders	(22.3)	(12.2)
Shares Surrendered for Taxes	(2.8)	(1.9)
Proceeds from the Exercise of Stock Options	1.8	0.1
Repurchase of Common Stock	(114.2)	—
Financing Fees Paid	(4.5)	(12.4)
Net Cash Provided by (Used in) Financing Activities	3.7	(76.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.1	(6.0)
Net Decrease in Cash and Cash Equivalents	(48.1)	(44.9)
Cash and Cash Equivalents at Beginning of Period	672.8	611.3
Cash and Cash Equivalents at End of Period	$624.7	$566.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$10.1	$12.6
Income taxes	$18.8	$15.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of January 1, 2022, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and April 3, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed on March 2, 2022.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.
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
Effective for fiscal year 2022, the Company approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. While this change will impact the comparability of future results with each of the fiscal quarters and the annual fiscal period in 2022, the impact is not expected to be material to our quarterly or annual results.
Change in Accounting Principle
As of January 2, 2022, the Company changed its methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 2 for additional information.
Recently Issued Accounting Standards
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU improves the accounting for acquired revenue contracts with customers in a business combination. This ASU becomes effective for fiscal years beginning after December 31, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

2. OTHER FINANCIAL INFORMATION
Inventories
As of January 2, 2022, the Company changed its method for valuing certain inventories to the FIFO cost method from the LIFO cost method. The Company believes that this change in accounting is preferable as it provides a better matching of costs and revenues, more closely resembles the physical flow of inventory, better reflects acquisition cost of inventory on the balance sheet, conforms the Company's method of inventory valuation to a single method, results in improved comparability with industry peers and reduces the administrative burden of determining the LIFO valuation.

The effects of this change have been retrospectively applied to all periods presented. This change resulted in an increase to retained earnings of $38.4 million as of January 2, 2021.

In addition, certain financial statement line items in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2021 and our Condensed Consolidated Balance Sheet as of January 1, 2022, were adjusted as follows (dollars in millions):

	As Originally Reported	Effect of Change	As Adjusted
Condensed Consolidated Statement of Operations for the three months ended April 3, 2021
Cost of Sales	$568.7	$(4.4)	$564.3
Provision for Income Taxes	$20.2	$1.1	$21.3
Net income attributable to Regal Rexnord Corporation	$65.6	$3.3	$68.9

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.62	$0.08	$1.70
Assuming Dilution	$1.60	$0.08	$1.68

Condensed Consolidated Balance Sheet as of January 1, 2022
Inventories	$1,106.6	$85.8	$1,192.4
Deferred Income Taxes	$652.0	$27.7	$679.7
Retained Earnings	$1,854.5	$58.1	$1,912.6

Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2021
Net Income	$67.0	$3.3	$70.3
Change in Operating Assets and Liabilities	$(64.1)	$(3.3)	$(67.4)

Condensed Consolidated Statement of Comprehensive Income for the three months ended April 3, 2021
Comprehensive income attributable to Regal Rexnord Corporation	$50.4	$3.3	$53.7

The following table presents approximate percentage distribution between major classes of inventories inclusive of the accounting method change discussed above:

	March 31, 2022	January 1, 2022
Raw Material and Work in Process	47.8%	43.4%
Finished Goods and Purchased Parts	52.2%	56.6%
Inventories are stated at cost, which is not in excess of market. All inventory is valued using the FIFO cost method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	March 31, 2022	January 1, 2022
Land and Improvements		$108.7	$109.1
Buildings and Improvements	3 - 50	420.9	449.6
Machinery and Equipment	3 - 15	1,162.9	1,164.8
Property, Plant and Equipment		1,692.5	1,723.5
Less: Accumulated Depreciation		(839.8)	(815.0)
Net Property, Plant and Equipment		$852.7	$908.5

For the three months ended March 31, 2022 and April 3, 2021, the Company recognized no material asset impairments.

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
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. The Company reports in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions. See Note 6 for a description of the different segments.
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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
March 31, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$205.9	$82.4	$238.5	$408.5	$935.3
Asia	42.2	39.4	8.2	34.4	124.2
Europe	32.7	12.3	13.6	98.1	156.7
Rest-of-World	12.5	10.6	13.6	45.6	82.3
Total	$293.3	$144.7	$273.9	$586.6	$1,298.5

April 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$154.1	$71.1	$209.7	$163.8	$598.7
Asia	46.0	43.2	9.3	6.9	105.4
Europe	24.7	11.6	9.5	23.5	69.3
Rest-of-World	12.2	10.5	10.6	7.4	40.7
Total	$237.0	$136.4	$239.1	$201.6	$814.1

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of March 31, 2022 and January 1, 2022 were $11.7 million and $12.5 million, respectively.

2021 Acquisitions

Rexnord Transaction
On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”), the Company completed its combination with the Rexnord Process & Motion Control business (“Rexnord PMC business”) of Rexnord Corporation (which changed its name on October 4, 2021 to Zurn Water Solutions Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (ii) after which all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, a subsidiary of the Company (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted as of the effective time of the Merger (the “Effective Time”) into the right to receive 0.22296103 shares of common stock, $0.01 par value per share, of the Company (“Company common stock”), as calculated in the Merger Agreement.

As of the Effective Time, Land, which held the Rexnord PMC business, became a wholly owned subsidiary of the Company.

Pursuant to the Merger, the Company issued approximately 27,055,945 shares of Company common stock to holders of Land common stock, which represents approximately 39.9% of the approximately 67,756,732 outstanding shares of Company common stock immediately following the Effective Time. In addition, holders of record of Company common stock as of October 1, 2021 received $6.99 per share of Company common stock pursuant to a previously announced special dividend in connection with the Transactions (the “Special Dividend”).

In connection with the Rexnord Transaction, two directors designated by Zurn were appointed to the Company's Board of Directors. The current chief executive officer of the Company continued as the chief executive officer of the combined company after the Rexnord Transaction and a majority of the senior management of the Company immediately prior the consummation of the Rexnord Transaction remained executive officers of the Company immediately after the Rexnord Transaction. The Company's management determined that the Company is the accounting acquirer in the Rexnord Transaction based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of Rexnord PMC business, which have been measured at estimated fair value as of the date of the business combination.

In connection with the Rexnord Transaction, the Company entered into certain financing arrangements, which are described in Note 7.

The tax matters agreement the Company entered into in connection with the Rexnord Transaction imposes certain restrictions on the Company, Land and Zurn during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for the intended tax treatment. As a result of these restrictions, the Company's and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.

The total consideration transferred for the acquisition of Land was approximately $4.0 billion subject to finalization of purchase accounting adjustments. The total assets and liabilities assumed will be adjusted, based on the final balances per the terms included within the Separation and Distribution Agreement.

The preliminary purchase price of the Rexnord PMC business consisted of the following (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of March 31, 2022

Fair value of Company common stock issued to Zurn (a)	$3,896.3	$—	$3,896.3
Stock based compensation (b)	47.1	—	47.1
Adjustment amount (c)	30.9	4.1	35.0
Land Financing Fees paid by the Company (d)	3.9	—	3.9
Preexisting Relationships (e)	(0.8)	—	(0.8)
Preliminary purchase price	$3,977.4	$4.1	$3,981.5

(a) Represents approximately 27 million new shares of Company common stock issued to Zurn stockholders in the exchange offer, based on the Company's October 4, 2021, closing share price of $151.00, less the Special Dividend amount of $6.99, which the Zurn stockholders were not entitled to receive.

(b) Represents fair value of replacement equity-based awards and Company common stock issued in settlement of other Zurn share based awards. The portion of the fair value attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger - see Note 10.

(c) Represents working capital adjustment pursuant to the terms of the purchase agreement. The entire amount was settled and paid in cash by the Company as of March 31, 2022.

(d) Represents financing fees paid by the Company for the Bridge Facility and Land Term Facility (as defined in Note 7) that were determined to be costs of Zurn.

(e) Represents effective settlement of outstanding payables and receivables between the Company and the Rexnord PMC business. No gain or loss was recognized on this settlement.

Purchase Price Allocation

The Rexnord PMC business’s assets and liabilities were measured at estimated fair values at October 4, 2021, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

Due to the timing of the business combination and the nature of the net assets acquired, at March 31, 2022, the valuation process to determine the fair values is not complete and further adjustments are expected during the measurement period. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value and subsequent measurement period adjustments of the assets acquired and liabilities and noncontrolling interests assumed were as follows (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of March 31, 2022

Cash and Cash Equivalents	$192.8	$—	$192.8
Trade Receivables	186.9	(3.5)	183.4
Inventories	262.5	(1.0)	261.5
Prepaid Expenses and Other Current Assets	21.0	—	21.0
Assets Held for Sale	1.4	—	1.4
Deferred Income Tax Benefits	8.8	(7.7)	1.1
Property, Plant and Equipment	412.3	(38.4)	373.9
Operating Lease Assets	46.4	—	46.4
Intangible Assets	1,831.0	23.0	1,854.0
Other Noncurrent Assets	12.3	3.7	16.0
Accounts Payable	(121.1)	—	(121.1)
Accrued Compensation and Benefits	(44.0)	2.6	(41.4)
Other Accrued Expenses	(55.7)	(4.0)	(59.7)
Current Operating Lease Liabilities	(8.1)	—	(8.1)
Current Maturities of Long-Term Debt	(2.5)	—	(2.5)
Long-Term Debt	(558.2)	—	(558.2)
Deferred Income Taxes	(508.2)	12.1	(496.1)
Pension and Other Post Retirement Benefits	(75.1)	—	(75.1)
Noncurrent Operating Lease Liabilities	(38.0)	—	(38.0)
Other Noncurrent Liabilities	(17.0)	—	(17.0)
Total Identifiable Net Assets	1,547.5	(13.2)	1,534.3
Goodwill	2,433.2	17.3	2,450.5
Noncontrolling Interests	(3.3)	—	(3.3)
Preliminary purchase price	$3,977.4	$4.1	$3,981.5

During three months ended March 31, 2022, the Company made a cash payment of $35.0 million to Zurn in connection with finalizing the acquisition date trade working capital. The preliminary purchase price allocations were also adjusted by the refinement of the estimated fair value of the assets received and liabilities assumed. The cumulative impact of the adjustments during the three months ended March 31, 2022 resulted in $17.3 million of additional goodwill.

Results of the Rexnord PMC business Subsequent to the Acquisition

The financial results of the Rexnord PMC business have been included in the Company's Motion Control Solutions segment from the date of acquisition.

Arrowhead Transaction

On November 23, 2021, the Company acquired all of the outstanding equity interests of Arrowhead Systems, LLC, ("Arrowhead") (the "Arrowhead Transaction"), for $315.6 million in cash, net of $1.1 million of cash acquired. Arrowhead is a global leader in providing industrial process automation solutions including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Arrowhead is now part of the Automation Solutions division of the Company's Motion Control Solutions segment.

The Consolidated Statements of Income include the results of operations of Arrowhead since the date of acquisition, and such results are reflected in the Motion Control Solutions segment.
Purchase Price Allocation

Arrowhead's assets and liabilities were measured at estimated fair values at November 23, 2021. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.
The preliminary fair value of the assets acquired and liabilities assumed were as follows (in millions):

As Reported as of January 1, 2022

Cash and Cash Equivalents	$1.1
Trade Receivables	19.1
Inventories	12.8
Prepaid Expenses and Other Current Assets	7.6
Property, Plant and Equipment	3.7
Intangible Assets(1)	160.0
Accounts Payable	(4.7)
Accrued Compensation and Benefits	(2.6)
Other Accrued Expenses	(25.0)
Total Identifiable Net Assets	172.0
Goodwill	143.6
Preliminary purchase price	$315.6
(1) Includes $124.0 million related to Customer Relationships, $18.0 million related to Trademarks and $18.0 million related to Technology.

The allocation of purchase price is subject to finalization during a period not to exceed one year from the acquisition date. Adjustments to the preliminary allocation of purchase price may occur related to finalization of the working capital adjustment, finalization of the valuation of intangibles and other long-lived assets, adjustment to income tax assets and liabilities and other changes related to the valuation of assets acquired and liabilities assumed. No adjustments to the preliminary allocation of purchase price were made during the three months ended March 31, 2022.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended March 31, 2022 and April 3, 2021 (in millions):

	Three Months Ended
March 31, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$21.0	$(14.3)	$(201.8)	$(195.1)
Other Comprehensive Income (Loss) before Reclassifications	34.4	0.2	(1.0)	33.6
Tax Impact	(8.3)	—	—	(8.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8.0)	0.2	—	(7.8)
Tax Impact	2.0	—	—	2.0
Net Current Period Other Comprehensive Income (Loss)	20.1	0.4	(1.0)	19.5
Ending Balance	$41.1	$(13.9)	$(202.8)	$(175.6)

April 3, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$23.5	$(31.1)	$(155.7)	$(163.3)
Other Comprehensive Income (Loss) before Reclassifications	19.2	—	(21.4)	(2.2)
Tax Impact	(4.6)	—	—	(4.6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(11.5)	0.4	—	(11.1)
Tax Impact	2.8	(0.1)	—	2.7
Net Current Period Other Comprehensive Income (Loss)	5.9	0.3	(21.4)	(15.2)
Ending Balance	$29.4	$(30.8)	$(177.1)	$(178.5)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Income, Net (see also Note 8).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended March 31, 2022 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Balance as of January 1, 2022	$4,039.2	$428.9	$128.8	$330.5	$3,151.0
Acquisition and Valuation Adjustments	17.3	—	—	—	17.3
Translation Adjustments	(5.2)	—	(0.1)	(0.1)	(5.0)
Balance as of March 31, 2022	$4,051.3	$428.9	$128.7	$330.4	$3,163.3

Cumulative Goodwill Impairment Charges	$328.7	$183.2	$105.1	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		March 31, 2022		January 1, 2022
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	16	$2,355.6	$438.6	$2,335.4	$405.0
Technology	13	250.1	117.3	250.1	114.1
Trademarks	10	399.6	46.7	400.0	37.2
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		$3,021.9	$619.2	$3,002.1	$572.9

Intangible Assets, Net of Amortization		$2,402.7		$2,429.2

Amortization expense recorded for the three months ended March 31, 2022 was $47.3 million. Amortization expense recorded for the three months ended April 3, 2021 was $11.2 million. Amortization expense for fiscal year 2022 is estimated to be $187.0 million. There were no intangible asset impairments during the three months ended March 31, 2022 and April 3, 2021, respectively.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2023	$187.0
2024	186.3
2025	184.2
2026	180.7
2027	145.8

6. SEGMENT INFORMATION

The Company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions.
Commercial Systems segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.

Industrial Systems segment designs and produces integral motors, automatic transfer switches, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.
Climate Solutions segment designs and produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.
Motion Control Solutions segment designs, produces and services mounted and unmounted bearings, conveyor products, conveying automation solutions, couplings, mechanical power transmission drives and components, gearboxes and gear motors, aerospace components, special components products and industrial powertrain components and solutions serving a broad range of markets including food and beverage, bulk handling, eCommerce/warehouse distribution, energy, aerospace and general industrial.
The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.
The following sets forth certain financial information attributable to the Company's operating segments for the three months ended March 31, 2022 and April 3, 2021 (in millions):

	Three Months Ended
March 31, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
External Sales	$293.3	$144.7	$273.9	$586.6	$—	$1,298.5
Intersegment Sales	28.2	7.3	4.8	1.9	(42.2)	—
Total Sales	321.5	152.0	278.7	588.5	(42.2)	1,298.5
Gross Profit	94.3	31.3	83.2	213.1	—	421.9
Operating Expenses	41.4	23.4	31.7	155.5	—	252.0
Total Operating Expenses	41.4	23.4	31.7	155.5	—	252.0
Income from Operations	52.9	7.9	51.5	57.6	—	169.9
Depreciation and Amortization	7.7	3.6	4.4	62.2	—	77.9
Capital Expenditures	3.6	1.5	4.3	4.0	—	13.4

April 3, 2021
External Sales	$237.0	$136.4	$239.1	$201.6	$—	$814.1
Intersegment Sales	17.5	3.7	4.3	0.7	(26.2)	—
Total Sales	254.5	140.1	243.4	202.3	(26.2)	814.1
Gross Profit*	66.8	28.0	75.4	79.6	—	249.8
Operating Expenses	38.0	23.1	30.7	56.5	—	148.3
Total Operating Expenses	38.0	23.1	30.7	56.5	—	148.3
Income from Operations*	28.8	4.9	44.7	23.1	—	101.5
Depreciation and Amortization	7.8	5.9	4.5	13.6	—	31.8
Capital Expenditures	3.3	2.4	3.2	1.8	—	10.7

The following table presents identifiable assets information attributable to the Company's operating segments as of March 31, 2022 and January 1, 2022 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Identifiable Assets as of March 31, 2022	$1,306.1	$874.1	$1,006.0	$7,284.9	$10,471.1
Identifiable Assets as of January 1, 2022*	1,264.0	859.9	982.7	7,260.8	10,367.4
*Includes the retrospective effect of changing accounting methods for valuing certain inventories to the FIFO cost method from the LIFO cost method. See Note 2 for additional information.
7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of March 31, 2022 and January 1, 2022 (in millions):

	March 31, 2022	January 1, 2022
Term Facility	$550.0	$620.0
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	955.0	736.7
Other	76.2	78.7
Less: Debt Issuance Costs	(7.4)	(3.7)
Total	2,060.6	1,918.5
Less: Current Maturities	3.2	4.9
Long-Term Debt	$2,057.4	$1,913.6
Credit Agreement
On March 28, 2022, the Company entered into a Second Amended and Restated Credit Agreement with the Company's lenders (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The Credit Agreement (i) replaces in its entirety the Amended and Restated Credit Agreement, dated as of August 27, 2018, as amended by that First Amendment, dated March 17, 2021, among the Company and other parties thereto and (ii) amends and restates in its entirety the Amended and Restated Credit Agreement, dated as of October 4, 2021, among Land and the other parties thereto (collectively, the “Former Credit Agreements”).

The Credit Agreement provides for, among other things, an extension of the maturity date of the revolving credit facility and term loans provided under the Former Credit Agreements. The credit facilities extended under the Credit Agreement consist of (i) an unsecured term loan facility in the initial principal amount of up to $550,000,000, maturing on March 28, 2027 (the "Term Facility"); (ii) an unsecured term loan facility in the initial principal amount of $486,827,669, under which Land remains the sole borrower, maturing on March 28, 2027 (the "Land Term Facility"); and (iii) an unsecured revolving loan in the initial principal amount of up to $1,000,000,000, maturing on March 28, 2027 (the "Multicurrency Revolving Facility"). Interest for benchmark rate loans is calculated based on a SOFR benchmark rate, plus a margin spread to be adjusted quarterly based on the Company’s funded debt to EBITDA ratio. The Credit Agreement is subject to customary and market provisions. The subsidiaries of the Company that provided a guaranty of the Company's and Land's obligations under the Former Credit Agreement also entered into subsidiary guaranty agreements with respect to the obligations under the Credit Agreement.

The Term Facility was drawn in full on March 28, 2022 to refinance the Former Credit Agreements, pay fees, costs, and other expenses incurred therewith, to fund working capital needs and for general corporate purposes of the Company and its subsidiaries. The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and be applied to the next payment due. After the prepayment is considered, the next payment in the amortization schedule is not due within one year and therefore no current maturities of debt will be recognized for this agreement.

The weighted average interest rate on the Term Facility for the three months ended March 31, 2022 and April 3, 2021 was 2.0% and 1.5%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 31, 2022, the Company had $955.0 million of borrowings under the Multicurrency Revolving Facility, $0.1 million of standby letters of credit issued under the facility, and $44.9 million of available borrowing capacity. For the three months ended March 31, 2022 and April 3, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $773.7 million and $7.4 million, respectively, and the weighted average interest rate was 1.7% and 1.4%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
As of March 31, 2022, the Company had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility for three months ended March 31, 2022 was 1.7%.
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

Compliance with Financial Covenants
The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement as of March 31, 2022.
Other Notes Payable

At March 31, 2022, other notes payable of approximately $76.2 million were outstanding with a weighted average interest rate of 5.1%. At January 1, 2022, other notes payable of approximately $78.7 million were outstanding with a weighted average rate of 5.2%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $2,060.6 million and $1,918.5 million as of March 31, 2022 and January 1, 2022, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended
	March 31, 2022	April 3, 2021
Service Cost	$0.3	$0.3
Interest Cost	3.6	1.5
Expected Return on Plan Assets	(5.1)	(3.1)
Amortization of Prior Service Cost and Net Actuarial Loss	0.2	0.4
Net Periodic Benefit Income	$(1.0)	$(0.9)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended March 31, 2022 and April 3, 2021, the Company contributed $1.7 million and $1.2 million, respectively, to post retirement plans. The Company expects to make total contributions of $7.6 million in 2022. The Company contributed a total of $6.0 million in fiscal 2021.

9. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares. During the three months ended March 31, 2022, the Company purchased 731,194 shares or $114.2 million of common stock. The Company did not repurchase and retire any common stock during the three months ended April 3, 2021.

As of March 31, 2022, there was approximately $320.0 million in common stock available for repurchase under the October 2019 program.

Share-Based Compensation

The Company recognized approximately $6.3 million and $3.3 million in share-based compensation expense for the three months ended March 31, 2022 and April 3, 2021, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.5 million and $0.6 million for the three months ended March 31, 2022 and April 3, 2021, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the three months ended March 31, 2022, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs	135,816	$42.21
Restricted Stock Units	76,962	$151.36
Performance Share Units	40,763	$174.91
See Note 9, Shareholders' Equity, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 1, 2022, for further information regarding share-based compensation.

10. INCOME TAXES
The effective tax rate for the three months ended March 31, 2022 was 22.2% versus 23.3% for the three months ended April 3, 2021. The effective tax rate for the three months ended March 31, 2022 was lower than the same period in the prior year due to additional tax reserves in the three months ended April 3, 2021 for the repatriation of foreign earnings. The reduction in the effective rate for the three months ended March 31, 2022 was partially offset by the impacts of the Rexnord Transaction in fiscal 2021.
As of March 31, 2022 and January 1, 2022, the Company had approximately $9.1 million and $8.8 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $1.4 million and $1.3 million of accrued interest as of March 31, 2022 and January 1, 2022, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2018, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2015.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.1 million and zero for the three months ended March 31, 2022 and April 3, 2021, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 31, 2022 and April 3, 2021 (in millions):

	Three Months Ended
	March 31, 2022	April 3, 2021
Denominator for Basic Earnings Per Share	67.4	40.6
Effect of Dilutive Securities	0.5	0.4
Denominator for Diluted Earnings Per Share	67.9	41.0

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
As a result of the Company's acquisition of the Rexnord PMC business, it is entitled to indemnification from third parties to agreements with the Rexnord PMC business against certain contingent liabilities of the Rexnord PMC business, including certain pre-closing environmental liabilities.
The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business' acquisition of the Stearns business from Invensys plc ("Invensys"), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, the Company's subsidiary, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries' property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

•Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business' Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company's insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
In connection with the Company's acquisition of the Rexnord PMC business, transaction documents related to the Rexnord PMC business’ acquisition of The Falk Corporation from Hamilton Sundstrand Corporation were assigned to Rexnord Industries, and provide Rexnord Industries with indemnification against certain products related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify Rexnord Industries with respect to asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.

The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•Rexnord Industries is a defendant in multiple lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by The Falk Corporation. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Rexnord Industries in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2022 and April 3, 2021 (in millions):

	Three Months Ended
	March 31, 2022	April 3, 2021
Beginning Balance	$23.0	$15.5
Less: Payments	(5.6)	(4.5)
Provisions	6.0	5.4
Translation Adjustments	—	(0.1)
Ending Balance	$23.4	$16.3
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2022 or April 3, 2021.
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
At March 31, 2022, the Company had $18.2 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, the Company had $5.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of March 31, 2022, the Company had the following currency forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$264.0
Mexican Peso	210.4
Euro	209.3
Indian Rupee	59.7
Canadian Dollar	0.1
Australian Dollar	16.4
British Pound	2.0
Thai Baht	1.5

As of March 31, 2022, the Company had the following commodity forward contracts outstanding (with maturities extending through December 2022) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$158.6
Aluminum	7.9

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. The cash proceeds of $16.2 million received to settle the terminated swaps in

March 2022 will be recognized as a reduction of interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire.
The following table presents the fair values of derivative instruments as of March 31, 2022 and January 1, 2022 (in millions):

	March 31, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Currency Contracts	$13.5	$1.7	$0.5	$—
Commodity Contracts	13.8	1.7	0.1	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.6	—	0.2	—
Commodity Contracts	0.8	0.1	—	—
Total Derivatives	$28.7	$3.5	$0.8	$0.1

	January 1, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—	$—
Currency Contracts	8.3	0.7	1.3	—
Commodity Contracts	8.9	0.1	1.2	0.5
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.4	—
Commodity Contracts	0.4	—	—	0.1
Total Derivatives	$17.9	$6.1	$2.9	$0.6

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	March 31, 2022				April 3, 2021
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain Recognized in Other Comprehensive Income (Loss)	$13.4	$10.4	$10.6	$34.4	$14.1	$0.2	$4.9	$19.2
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1	—	0.1	—	0.1
Gain Recognized in Cost of Sales	5.2	3.0	—	8.2	5.2	2.6	—	7.8
Gain Recognized in Operating Expenses	—	—	—	—	—	3.5	—	3.5
(Loss) Gain Recognized in Interest Expense	—	—	(0.3)	(0.3)	—	—	0.1	0.1
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	March 31, 2022		April 3, 2021
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.6	$—	$0.2	$—
Gain recognized in Operating Expenses	—	1.5	—	5.8

The net AOCI hedging component balance of a $41.1 million gain at March 31, 2022 includes $28.6 million of net current deferred gain expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended March 31, 2022 and January 1, 2022.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	March 31, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$14.1	$(0.7)	$13.4
Derivative Commodity Contracts	14.6	(0.1)	14.5
Other Noncurrent Assets:
Derivative Currency Contracts	1.7	—	1.7
Derivative Commodity Contracts	1.8	(0.1)	1.7
Other Accrued Expenses:
Derivative Currency Contracts	0.7	(0.7)	—
Derivative Commodity Contracts	0.1	(0.1)	—
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.1	(0.1)	—

	January 1, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.6	$(1.7)	$6.9
Derivative Commodity Contracts	9.3	(1.2)	8.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	—	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Other Accrued Expenses:
Derivative Currency Contracts	1.7	(1.7)	—
Derivative Commodity Contracts	1.2	(1.2)	—
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.6	(0.1)	0.5

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 31, 2022 and January 1, 2022, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at March 31, 2022 and January 1, 2022.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and January 1, 2022 (in millions):

	March 31, 2022	January 1, 2022	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$14.1	$8.6	Level 2
Derivative Commodity Contracts	14.6	9.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.7	6.8	Level 1
Derivative Currency Contracts	1.7	0.7	Level 2
Derivative Commodity Contracts	1.8	0.1	Level 2
Interest Rate Swap	—	5.3	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	0.7	1.7	Level 2
Derivative Commodity Contracts	0.1	1.2	Level 2
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.1	0.6	Level 2
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

15. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2022 and 2021. In conjunction with the Rexnord Transaction, the Company initiated a restructuring plan to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 31, 2022 and April 3, 2021 (in millions):

	Three Months Ended
	March 31, 2022	April 3, 2021
Beginning Balance	$5.0	$2.0
Provision	16.8	1.7
Less: Payments/ Other	7.3	1.0
Ending Balance	$14.5	$2.7

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three months ended March 31, 2022 and April 3, 2021, respectively (in millions):

	Three Months Ended
	March 31, 2022			April 3, 2021
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$4.8	$3.6	$8.4	$0.2	$0.4	$0.6
Facility Related Costs	8.0	0.4	8.4	0.8	0.2	1.0
Other Expenses	—	—	—	0.1	—	0.1
Total Restructuring Costs	$12.8	$4.0	$16.8	$1.1	$0.6	$1.7

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three months ended March 31, 2022 and April 3, 2021 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
March 31, 2022	$16.8	$0.7	$—	$0.3	$15.8
April 3, 2021	$1.7	$0.2	$0.5	$0.3	$0.7

The Company's current restructuring activities are expected to continue through 2023. The Company expects to record aggregate future charges of approximately $43.3 million in 2022. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events since March 31, 2022, the date of these financial statements, and is aware of the following event to disclose.
On April 7, 2022, the Company entered into a Note Purchase Agreement with certain institutional accredited investors (the “Note Purchase Agreement”) governing the issuance and sale of $500,000,000 aggregate principal amount of 3.90% senior notes due April 7, 2032 (the “Senior Notes”), in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company expects to use the net proceeds from the offering for general corporate purposes. The Note Purchase Agreement contains customary representations, warranties and covenants of the Company. The Company may, at its option, prepay at any time all, or from time to time any part of, the Senior Notes, in an amount not less than 5% of the aggregate principal amount of the Senior Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and a make-whole amount determined as provided in the Note Purchase Agreement for the prepayment date with respect to such principal amount. The Company's obligations under the Note Purchase Agreement and Senior Notes are unconditionally guaranteed by certain subsidiary guarantors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Item 2 to “we,” “us,” “our” or the “Company” refer collectively to Regal Rexnord Corporation and its subsidiaries.
Overview
Regal Rexnord Corporation (NYSE: RRX), based in Beloit, Wisconsin (USA), is a global leader in the engineering and manufacturing of industrial powertrain solutions, power transmission components, electrical motors and electronic controls, air moving products and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet.

Operating Segments

Our company is comprised of four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions.

A description of our four operating segments is as follows:

•Commercial Systems segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications. These products serve markets including commercial building ventilation and HVAC, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.

•Industrial Systems segment designs and produces integral motors, automatic transfer switches, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, healthcare, prime and standby power, and general industrial equipment.
•Climate Solutions segment designs and produces small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters and commercial refrigeration.
•Motion Control Solutions segment designs, produces and services mounted and unmounted bearings, conveyor products, conveying automation solutions, couplings, mechanical power transmission drives and components, gearboxes and gear motors, aerospace components, special components products and industrial powertrain components and solutions serving a broad range of markets including food and beverage, bulk handling, eCommerce/warehouse distribution, energy, aerospace and general industrial.

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

Outside of general economic cyclicality, our business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each business. For example, a portion of our Climate Solutions segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our Commercial Systems segment, Industrial Systems segment and Motion Control Solutions segment have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Restructuring and Restructuring Related Costs. We incurred restructuring-related costs on employee termination and plant relocation costs including cost synergies related to the Rexnord Transaction. Restructuring related costs includes costs directly associated with actions resulting from our simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.
COVID-19 Pandemic
COVID-19 evolved during 2020 into a global pandemic, resulting in a severe global health crisis that drove a dramatic slowdown in global economic and social activity. As the COVID-19 pandemic continues, health risks remain.

In the face of this global crisis, our first priority has been the health and safety of our associates. In response, we implemented a host of measures to help our associates stay safe, measures that have been enhanced and refined as impacts from COVID-19 evolved, and as our knowledge about how to enhance their effectiveness improved.

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

Rexnord and Arrowhead Transactions

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021 (the “Merger Agreement”), we completed our combination with the Rexnord PMC business of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (1) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the distributions, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, one of our subsidiaries (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share(“Company common stock”), as calculated in the Merger Agreement. When the Merger was completed, Land which held the Rexnord PMC business, became our wholly owned subsidiary.

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

In connection with the Rexnord Transaction, we entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

On November 23, 2021, we acquired Arrowhead Systems, LLC, ("Arrowhead") for $315.6 million in cash, net of $1.1 million of cash acquired (the "Arrowhead Transaction"). Arrowhead is a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Arrowhead is a division of our Motion Control Solutions segment, and its financials have been included in results for that segment from the date of acquisition.

Change in Fiscal Year End

At a meeting of the Board of Directors of Regal Rexnord Corporation on October 26, 2021, the Board approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31, effective beginning with fiscal year 2022. We made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. However, the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2022 and in future filings. We believe this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

Change in Accounting Principle

As of January 2, 2022, we changed our methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of this change have been retrospectively applied to all periods presented.
Outlook
We are forecasting mid-single digit to high-single digit sales growth. We expect to see positive impact from our transactions and new products.

Results of Operations
Three Months Ended March 31, 2022 Compared to April 3, 2021
Net sales increased $484.4 million or 59.5% for the first quarter 2022 compared to the first quarter 2021. The increase consisted of positive impact from acquisitions of 45.1% and positive organic sales of 15.2% offset by negative foreign currency translation of 0.8%. The increase was primarily driven by sales increases in North American markets and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $172.1 million or 68.9% for the first quarter 2022 as compared to the first quarter 2021. The increase in gross profit was driven by increase in volume and the acquisitions of the Rexnord PMC and Arrowhead businesses, partially offset by increased freight and material costs. Total operating expenses for the first quarter 2022 increased $103.7 million or 69.9% as compared to the first quarter 2021. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher employee related wage and benefit costs and transaction costs.
Commercial Systems segment net sales for the first quarter 2022 were $293.3 million, an increase of $56.3 million or 23.8% as compared to the first quarter 2021. The increase consisted of positive organic sales of 24.8% offset by negative foreign currency translation of 1.0%. The increase was primarily driven by strong growth in general industry in North America as well as solid gains in the pool pump business. Gross profit increased $27.5 million or 41.2% as compared to the first quarter 2021. The increase in gross profit was primarily driven by the increase in price, volume and favorable product mix, partially offset by higher material costs due to inflation. Total operating expenses for the first quarter 2022 were $41.4 million compared to $38.0 million in the first quarter 2021. The $3.4 million or 8.9% increase was primarily driven by higher employee related wage and benefit costs as well as inflation.
Industrial Systems segment net sales for the first quarter 2022 were $144.7 million, an increase of $8.3 million or 6.1% as compared to the first quarter 2021. The increase consisted of positive organic sales of 7.1% offset by negative foreign currency translation of 1.0%. The increase was primarily driven by strength in the data center market for generators and demand for industrial motors in North America. Gross profit increased $3.3 million or 11.8% as compared to the first quarter 2021. The increase in gross profit was primarily driven by the increase in volume and price realization, partially offset by material inflation. Total operating expenses for the first quarter 2022 and 2021 were $23.4 million and $23.1 million, respectively. The slight increase in operating expenses was due to employee related wage and benefit costs, higher variable selling costs on stronger sales volume, and increased administrative costs.
Climate Solutions segment net sales were $273.9 million, an increase of $34.8 million or 14.6% as compared to the first quarter 2021. The increase consisted of positive organic sales of 14.9% offset by negative foreign currency translation of 0.3%. The increase was primarily due to continued strong demand in North American residential HVAC and combustion markets and recovering demand in EMEA. Gross profit increased $7.8 million or 10.3% compared to the first quarter 2021. The increase in gross profit was primarily driven by increased volume, favorable mix and 80/20 actions, partially offset by material and freight inflation. Total operating expenses for the first quarter 2022 were $31.7 million compared to $30.7 million in the first quarter 2021. The slight increase was primarily due to higher expenses related to commissions (higher volume), travel, compensation and benefits.
Motion Control Solutions segment net sales for the first quarter 2022 were $586.6 million, an increase of $385.0 million or 191.0% compared to first quarter 2021 net sales of $201.6 million. The increase consisted of positive impact from acquisitions of 182.1% and positive organic sales of 9.9% offset by negative foreign currency of 1.0%. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses in addition to strength in alternative energy, the North America general industrial market, the conveying business, and improving demand in Europe in addition to meaningful share gains tied to our industrial powertrain offering. Gross profit for the first quarter 2022 increased $133.5 million or 167.7%. The increase was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher sales volume with favorable mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the first quarter 2022 increased $99.0 million as compared to the first quarter 2021, primarily due to the acquisitions of the Rexnord PMC and Arrowhead businesses.

	Three Months Ended
	March 31, 2022	April 3, 2021
(Dollars in Millions)
Net Sales:
Commercial Systems	$293.3	$237.0
Industrial Systems	144.7	136.4
Climate Solutions	273.9	239.1
Motion Control Solutions	586.6	201.6
Consolidated	$1,298.5	$814.1

Gross Profit as a Percent of Net Sales:
Commercial Systems	32.2%	28.2%
Industrial Systems	21.6%	20.5%
Climate Solutions	30.4%	31.5%
Motion Control Solutions	36.3%	39.5%
Consolidated	32.5%	30.7%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	14.1%	16.0%
Industrial Systems	16.2%	16.9%
Climate Solutions	11.6%	12.8%
Motion Control Solutions	26.5%	28.0%
Consolidated	19.4%	18.2%

Income from Operations as a Percent of Net Sales:
Commercial Systems	18.0%	12.2%
Industrial Systems	5.5%	3.6%
Climate Solutions	18.8%	18.7%
Motion Control Solutions	9.8%	11.5%
Consolidated	13.1%	12.5%

Income from Operations	$169.9	$101.5
Other Income, Net	(1.3)	(1.2)
Interest Expense	9.0	12.6
Interest Income	(1.1)	(1.5)
Income before Taxes	163.3	91.6
Provision for Income Taxes	36.2	21.3
Net Income	127.1	70.3
Less: Net Income Attributable to Noncontrolling Interests	1.5	1.4
Net Income Attributable to Regal Rexnord Corporation	$125.6	$68.9

The effective tax rate for the three months ended March 31, 2022 was 22.2% versus 23.3% for the three months ended April 3, 2021. The effective tax rate for the three months ended March 31, 2022 was lower than the same period in the prior year due to additional tax reserves in the three months ended April 3, 2021 for the repatriation of foreign earnings. The reduction in the effective rate for the three months ended March 31, 2022 was partially offset by the impacts of the Rexnord Transaction in fiscal 2021.

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

Cash flow used in operating activities was $5.9 million for the three months ended March 31, 2022, a $55.4 million decrease from the three months ended April 3, 2021. The change is a result of an increase in working capital which is partially offset by proceeds received from the early termination of interest rate swaps for the three months ended March 31, 2022 compared to the three months ended April 3, 2021.

Cash flow used in investing activities was $47.0 million for the three months ended March 31, 2022 as compared to cash flow used in investing activities of $11.7 million for the three months ended April 3, 2021. The change was driven primarily by higher cash used for capital purchases and business acquisitions in the current year compared to the prior year.

Cash flow provided by financing activities was $3.7 million for the three months ended March 31, 2022, compared to $76.7 million used in financing activities for the three months ended April 3, 2021. We had net debt borrowings of $145.7 million during the three months ended March 31, 2022, compared to net debt repayments of $50.3 million during the three months ended April 3, 2021. There were $114.2 million share repurchases for the three months ended March 31, 2022, compared to no shares repurchases for the three months ended April 3, 2021. There were $22.3 million of dividends paid for the three months ended March 31, 2022, compared to $12.2 million of dividends in the prior year. There were $4.5 million in financing fees paid for the three months ended March 31, 2022, compared to $12.4 million of fees in the prior year.

Our working capital was $1,915.8 million at March 31, 2022, compared to $1,713.3 million at January 1, 2022. At March 31, 2022 and January 1, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 2.8:1 and 2.6:1, respectively. Our working capital increased primarily due to the increase in accounts receivables and inventory offset by an increase in accounts payable and decrease in cash.

The following table presents selected financial information and statistics as of March 31, 2022 and January 1, 2022 (in millions):

	March 31, 2022	January 1, 2022
Cash and Cash Equivalents	$624.7	$672.8
Trade Receivables, Net	832.2	785.8
Inventories	1,336.9	1,192.4
Working Capital	1,915.8	1,713.3
Current Ratio	2.8:1	2.6:1

As of March 31, 2022, $580.8 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.
Credit Agreement
On March 28, 2022, we entered into a Second Amended and Restated Credit Agreement with our lenders (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The Credit Agreement (i) replaces in its entirety the Amended and Restated Credit Agreement, dated as of August 27, 2018, as amended by that First Amendment, dated March 17, 2021, among the Company and other parties thereto and (ii) amends and restates in its entirety the Amended and Restated Credit Agreement, dated as of October 4, 2021, among Land and the other parties thereto (collectively, the “Former Credit Agreements”).

The Credit Agreement provides for, among other things, an extension of the maturity date of the revolving credit facility and term loans provided under the Former Credit Agreements. The credit facilities extended under the Credit Agreement consist of (i) an unsecured term loan facility in the initial principal amount of up to $550,000,000, maturing on March 28, 2027 (the "Term Facility"); (ii) an unsecured term loan facility in the initial principal amount of $486,827,669, under which Land remains the sole borrower, maturing on March 28, 2027 (the "Land Term Facility"); and (iii) an unsecured revolving loan in the initial principal amount of up to $1,000,000,000, maturing on March 28, 2027 (the "Multicurrency Revolving Facility"). Interest for benchmark rate loans is calculated based on a SOFR benchmark rate, plus a margin spread to be adjusted quarterly based on our funded debt to EBITDA ratio. The Credit Agreement is subject to customary and market provisions. Our subsidiaries that provide a guaranty of our and Land's obligations under the Former Credit Agreements also entered into subsidiary guaranty agreements with respect to the obligations under the Credit Agreement.

The Term Facility was drawn in full on March 28, 2022 to refinance the Former Credit Agreements, pay fees, costs, and other expenses incurred therewith, to fund working capital needs and for our general corporate purposes. The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and be applied to the next payment due. After the prepayment is considered, the next payment in the amortization schedule is not due within one year and therefore no current maturities of debt will be recognized for this agreement.
The Credit Agreement requires that we prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At March 31, 2022, we had $955.0 million of borrowings under the Multicurrency Revolving Facility, $0.1 million of standby letters of credit issued under the facility, and $44.9 million of available borrowing capacity. For the three months ended March 31, 2022 and April 3, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $773.7 million and $7.4 million, respectively, and the weighted average interest rate was 1.7% and 1.4%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.
As of March 31, 2022, we had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility for three months ended March 31, 2022 was 1.7%.
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
Compliance with Financial Covenants
The Credit Agreement require us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Credit Agreement as of March 31, 2022.

Other Notes Payable

At March 31, 2022, other notes payable of approximately $76.2 million were outstanding with a weighted average interest rate of 5.1%. At January 1, 2022, other notes payable of approximately $78.7 million were outstanding with a weighted average rate of 5.2%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $2,060.6 million and $1,918.5 million as of March 31, 2022 and January 1, 2022, respectively.

Critical Accounting Policies
Our disclosures of critical accounting policies, which are contained in our Annual Report on Form 10-K for the year ended January 1, 2022, have not materially changed since that report was filed.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At March 31, 2022, excluding the impact of interest rate swaps, we had $76.0 million of fixed rate debt and $1,992.0 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at March 31, 2022 would result in a $3.5 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
As of March 31, 2022, the interest rate swaps were settled. At January 1, 2022, a $5.3 million interest rate swap was included in Other Noncurrent Assets. There was an unrealized gain of $12.3 million and $4.0 million, net of tax, at March 31, 2022 and January 1, 2022, respectively, that was recorded in AOCI for the effective portion of the hedge.
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
As of March 31, 2022, derivative currency assets (liabilities) of $14.1 million, $1.7 million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. As of January 1, 2022, derivative currency assets (liabilities) of $8.6 million, $0.7 million and $(1.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $11.2 million net of tax, and $5.8 million net of tax, as of March 31, 2022 and January 1, 2022 respectively, were recorded in AOCI. At March 31, 2022, we had $2.0 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, we had $1.9 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2022 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$264.0	$4.8	$26.4	$(26.4)
Mexican Peso	210.4	10.0	21.0	(21.0)
Euro	209.3	0.1	20.9	(20.9)
Indian Rupee	59.7	0.3	6.0	(6.0)
Canadian Dollar	0.1	—	—	—
Australian Dollar	16.4	—	1.6	(1.6)
British Pound	2.0	—	0.2	(0.2)
Thai Baht	1.5	(0.1)	0.2	(0.2)
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
Derivative commodity assets (liabilities) of $14.6 million, $1.8 million, $(0.1) million, $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities at March 31, 2022. Derivative commodity assets of $9.3 million, $0.1 million, $(1.2) million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively as of at January 1, 2022. The unrealized gain on the effective portion of the hedges of $11.7 million net of tax and $5.6 million net of tax, as of March 31, 2022 and January 1, 2022, respectively, was recorded in AOCI. At March 31, 2022, we had $3.9 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, there was an additional $3.7 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2022 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$158.6	$14.1	$15.9	$(15.9)
Aluminum	7.9	2.1	0.8	(0.8)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of a $41.1 million gains at March 31, 2022 includes $28.6 million of net current deferred gains expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended January 1, 2022, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. The following amended risk factor supplements those reported in Part 1, Item 1A in our 2021 Annual Report on Form 10-K for the year ended January 1, 2022, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header “Cautionary Statement” contained in this Quarterly Report on Form 10-Q.

We manufacture a significant portion of our products outside the US, and political, societal or economic instability or public health crises may present additional risks to our business.

Approximately 24,000 of our approximate 30,000 total associates and 61 of our principal manufacturing and warehouse facilities are located outside the U.S. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

For example, the recent conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., United Kingdom, European Union, and other countries against Russia. While the impacts of the conflict have not been material on our operating results to date, it is not possible to predict the broader or longer-term consequences of this conflict. Further sanctions as well as steps taken by our customers, suppliers or other stakeholders may disrupt our ability to continue to operate in Russia. Continued escalation of geopolitical tensions related to the conflict could also result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns, credit and capital market disruption which could impact our ability to obtain financing, increase in interest rates and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, the effects of the ongoing conflict could intensify many of our other known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended March 31, 2022.

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Jan 2 to Jan 31	108,867	$153.64	$16,725,882	$417,496,489
Feb 1 to Feb 28	224,970	156.62	35,234,491	382,261,998
Mar 1 to Mar 31	397,357	156.73	62,279,145	319,982,853
	731,194		$114,239,518

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 31, 2022, we purchased 731,194 shares or $114.2 million in shares pursuant to the October 26, 2021 repurchase authorization.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1
Second Amended and Restated Credit Agreement, dated March 28, 2022, among Regal Rexnord Corporation, Land Newco, Inc., the other subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 31, 2022]

18.1	Preferability Letter for Change in Accounting Principle

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 5, 2022