Form 10-Q
period 2022-06-30
REGAL REXNORD CORP
filed 2022-08-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2022 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On August 3, 2022 the registrant had outstanding 66,477,529 shares of common stock, $0.01 par value per share.

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
•risks associated with global manufacturing, including risks associated with public health crises and political, societal or economic instability, including instability caused by the conflict between Russia and Ukraine;
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
•and other risks and uncertainties including, but not limited, to those described in the Company's Annual Report on Form 10-K on file with the SEC and from time to time in other filed reports including the Company's Quarterly Reports on Form 10-Q. For a more detailed description of the risk factors associated with the Company, please refer to Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 on file with the SEC and subsequent SEC filings.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
Net Sales	$1,349.4	$886.9	$2,647.9	$1,701.0
Cost of Sales	915.9	629.2	1,792.5	1,193.5
Gross Profit	433.5	257.7	855.4	507.5
Operating Expenses	238.6	140.2	490.6	288.5
Asset Impairments	—	2.3	—	2.3
Total Operating Expenses	238.6	142.5	490.6	290.8
Income from Operations	194.9	115.2	364.8	216.7
Other Income, Net	(1.5)	(1.2)	(2.8)	(2.4)
Interest Expense	13.4	11.5	22.4	24.1
Interest Income	(0.8)	(1.7)	(1.9)	(3.2)
Income before Taxes	183.8	106.6	347.1	198.2
Provision for Income Taxes	40.6	20.6	76.8	41.9
Net Income	143.2	86.0	270.3	156.3
Less: Net Income Attributable to Noncontrolling Interests	1.2	1.6	2.7	3.0
Net Income Attributable to Regal Rexnord Corporation	$142.0	$84.4	$267.6	$153.3
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$2.13	$2.07	$3.99	$3.78
Assuming Dilution	$2.12	$2.06	$3.96	$3.74
Weighted Average Number of Shares Outstanding:
Basic	66.8	40.7	67.1	40.6
Assuming Dilution	67.1	41.0	67.5	41.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
Net Income	$143.2	$86.0	$270.3	$156.3
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(120.8)	10.0	(121.2)	(11.7)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $(10.5) Million and $4.2 Million for the Three Months Ended June 30, 2022 and July 3, 2021 and $(2.2) Million and $8.8 Million for the Six Months Ended June 30, 2022 and July 3, 2021, Respectively	(32.9)	13.3	(6.8)	27.9
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(1.5) Million and $(2.7) Million for the Three Months Ended June 30, 2022 and July 3, 2021 and $(3.5) Million and $(5.5) Million for the Six Months Ended June 30, 2022 and July 3, 2021, Respectively	(5.3)	(8.6)	(11.3)	(17.3)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $0.1 Million and $0.1 Million for the Three Months Ended June 30, 2022 and July 3, 2021 and $0.1 Million and $0.2 Million for the Six Months Ended June 30, 2022 and July 3, 2021, Respectively	0.1	0.4	0.3	0.7
Other Comprehensive (Loss) Income	(158.9)	15.1	(139.0)	(0.4)
Comprehensive (Loss) Income	(15.7)	101.1	131.3	155.9
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(1.1)	2.3	0.8	3.4
Comprehensive (Loss) Income Attributable to Regal Rexnord Corporation	$(14.6)	$98.8	$130.5	$152.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$702.5	$672.8
Trade Receivables, Less Allowances of $18.7 Million and $18.7 Million in 2022 and 2021, Respectively	854.8	785.8
Inventories	1,388.4	1,192.4
Prepaid Expenses and Other Current Assets	141.2	145.1
Assets Held for Sale	10.6	12.5
Total Current Assets	3,097.5	2,808.6
Net Property, Plant and Equipment	822.0	908.5
Operating Lease Assets	114.4	112.4
Goodwill	4,026.0	4,039.2
Intangible Assets, Net of Amortization	2,326.6	2,429.2
Deferred Income Tax Benefits	35.7	35.7
Other Noncurrent Assets	36.3	33.8
Total Assets	$10,458.5	$10,367.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$652.8	$643.8
Dividends Payable	23.3	22.3
Accrued Compensation and Employee Benefits	124.8	143.9
Other Accrued Expenses	261.9	253.2
Current Operating Lease Liabilities	27.4	27.2
Current Maturities of Long-Term Debt	30.6	4.9
Total Current Liabilities	1,120.8	1,095.3
Long-Term Debt	2,132.5	1,913.6
Deferred Income Taxes	620.1	679.7
Pension and Other Post Retirement Benefits	102.9	111.7
Noncurrent Operating Lease Liabilities	90.5	89.5
Other Noncurrent Liabilities	76.0	69.4
Contingencies (see Note 12)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 66.5 Million and 67.6 Million Shares Issued and Outstanding for 2022 and 2021, Respectively	0.7	0.7
Additional Paid-In Capital	4,611.6	4,651.8
Retained Earnings	1,996.6	1,912.6
Accumulated Other Comprehensive Loss	(332.2)	(195.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,276.7	6,370.0
Noncontrolling Interests	39.0	38.2
Total Equity	6,315.7	6,408.2
Total Liabilities and Equity	$10,458.5	$10,367.4
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
March 31, 2022	$0.7	$4,631.1	$1,927.5	$(175.6)	$40.1	$6,423.8
Net Income	—	—	142.0	—	1.2	143.2
Other Comprehensive Loss	—	—	—	(156.6)	(2.3)	(158.9)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(4.3)	—	—	—	(4.3)
Stock Repurchase	—	(20.1)	(49.7)	—	—	(69.8)
Share-Based Compensation	—	4.9	—	—	—	4.9
June 30, 2022	$0.7	$4,611.6	$1,996.6	$(332.2)	$39.0	$6,315.7

April 3, 2021	$0.4	$698.1	$2,105.8	$(178.5)	$33.7	$2,659.5
Net Income	—	—	84.4	—	1.6	86.0
Other Comprehensive Income	—	—	—	14.4	0.7	15.1
Dividends Declared ($0.33 Per Share)	—	—	(13.4)	—	—	(13.4)
Stock Options Exercised	—	(4.2)	—	—	—	(4.2)
Share-Based Compensation	—	4.5	—	—	—	4.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
July 3, 2021	$0.4	$698.4	$2,176.8	$(164.1)	$31.5	$2,743.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	267.6	—	2.7	270.3
Other Comprehensive Loss	—	—	—	(137.1)	(1.9)	(139.0)
Dividends Declared ($0.68 Per Share)	—	—	(45.3)	—	—	(45.3)
Stock Options Exercised	—	(5.7)	—	—	—	(5.7)
Stock Repurchase	—	(45.7)	(138.3)	—	—	(184.0)
Share-Based Compensation	—	11.2	—	—	—	11.2
June 30, 2022	$0.7	$4,611.6	$1,996.6	$(332.2)	$39.0	$6,315.7

January 2, 2021	0.4	696.6	2,049.1	(163.3)	32.6	2,615.4
Net Income	—	—	153.3	—	3.0	156.3
Other Comprehensive (Loss) Income	—	—	—	(0.8)	0.4	(0.4)
Dividends Declared ($0.63 Per Share)	—	—	(25.6)	—	—	(25.6)
Stock Options Exercised	—	(6.0)	—	—	—	(6.0)
Share-Based Compensation	—	7.8	—	—	—	7.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
July 3, 2021	$0.4	$698.4	$2,176.8	$(164.1)	$31.5	$2,743.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2022	July 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$270.3	$156.3
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	156.3	62.3
Asset Impairments	—	2.3
Noncash Lease Expense	20.6	12.4
(Gain) Loss on Sale or Disposition of Assets, Net	(1.7)	0.5
Share-Based Compensation Expense	11.2	7.8
Financing Fees Amortization	1.4	8.6
Change in Operating Assets and Liabilities	(353.2)	(113.6)
Net Cash Provided by Operating Activities	104.9	136.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(32.6)	(24.3)
Proceeds Received from Sales of Property, Plant and Equipment	5.5	1.8
Business Acquisitions, Net of Cash Acquired	(35.0)	(3.8)
Net Cash Used in Investing Activities	(62.1)	(26.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,521.5	183.7
Repayments Under Revolving Credit Facility	(1,698.2)	(183.7)
Proceeds from Short-Term Borrowings	6.0	6.2
Repayments of Short-Term Borrowings	(8.0)	(6.2)
Proceeds from Long-Term Borrowings	1,536.8	—
Repayments of Long-Term Borrowings	(1,108.4)	(50.2)
Dividends Paid to Shareholders	(44.3)	(24.4)
Shares Surrendered for Taxes	(8.1)	(6.1)
Proceeds from the Exercise of Stock Options	3.4	0.1
Repurchase of Common Stock	(184.0)	—
Distributions to Noncontrolling Interests	—	(4.5)
Financing Fees Paid	(6.5)	(17.0)
Net Cash Provided by (Used in) Financing Activities	10.2	(102.1)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(23.3)	(1.0)
Net Increase in Cash and Cash Equivalents	29.7	7.2
Cash and Cash Equivalents at Beginning of Period	672.8	611.3
Cash and Cash Equivalents at End of Period	$702.5	$618.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$20.0	$15.3
Income taxes	$96.7	$46.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of January 1, 2022, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and July 3, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed on March 2, 2022.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.
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

In addition, certain financial statement line items in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2021, Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and our Condensed Consolidated Balance Sheet as of January 1, 2022, were adjusted as follows (dollars in millions):

	As Originally Reported	Effect of Change	As Adjusted
Condensed Consolidated Statement of Operations for the three months ended July 3, 2021
Cost of Sales	$635.4	$(6.2)	$629.2
Provision for Income Taxes	$19.2	$1.4	$20.6
Net income attributable to Regal Rexnord Corporation	$79.6	$4.8	$84.4

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.96	$0.12	$2.07
Assuming Dilution	$1.94	$0.12	$2.06

Condensed Consolidated Statement of Operations for the six months ended July 3, 2021
Cost of Sales	$1,204.1	$(10.6)	$1,193.5
Provision for Income Taxes	$39.4	$2.5	$41.9
Net income attributable to Regal Rexnord Corporation	$145.2	$8.1	$153.3

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$3.57	$0.21	$3.78
Assuming Dilution	$3.54	$0.20	$3.74

Condensed Consolidated Balance Sheet as of January 1, 2022
Inventories	$1,106.6	$85.8	$1,192.4
Deferred Income Taxes	$652.0	$27.7	$679.7
Retained Earnings	$1,854.5	$58.1	$1,912.6

Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2021
Net Income	$148.2	$8.1	$156.3
Change in Operating Assets and Liabilities	$(105.5)	$(8.1)	$(113.6)

Condensed Consolidated Statement of Comprehensive Income for the three months ended July 3, 2021
Comprehensive income attributable to Regal Rexnord Corporation	$94.0	$4.8	$98.8

Condensed Consolidated Statement of Comprehensive Income for the six months ended July 3, 2021
Comprehensive income attributable to Regal Rexnord Corporation	$144.4	$8.1	$152.5

The following table presents approximate percentage distribution between major classes of inventories inclusive of the accounting method change discussed above:

	June 30, 2022	January 1, 2022
Raw Material and Work in Process	47.6%	43.4%
Finished Goods and Purchased Parts	52.4%	56.6%
Inventories are stated at cost, which is not in excess of market. All inventory is valued using the FIFO cost method.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	June 30, 2022	January 1, 2022
Land and Improvements		$104.8	$109.1
Buildings and Improvements	3 - 50	412.3	449.6
Machinery and Equipment	3 - 15	1,125.1	1,164.8
Property, Plant and Equipment		1,642.2	1,723.5
Less: Accumulated Depreciation		(820.2)	(815.0)
Net Property, Plant and Equipment		$822.0	$908.5

For the three and six months ended June 30, 2022, the Company recognized no material asset impairments. For the three and six months ended July 3, 2021, the Company recognized $2.3 million of asset impairments related to the transfer of assets to held for sale.

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

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
June 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$210.8	$92.4	$254.3	$427.0	$984.5
Asia	44.6	37.6	10.0	38.4	130.6
Europe	33.9	13.3	14.1	102.9	164.2
Rest-of-World	12.6	11.4	15.1	31.0	70.1
Total	$301.9	$154.7	$293.5	$599.3	$1,349.4

July 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$176.1	$73.9	$226.7	$173.2	$649.9
Asia	53.5	46.9	7.7	7.4	115.5
Europe	26.7	12.1	10.4	25.1	74.3
Rest-of-World	13.0	12.3	12.5	9.4	47.2
Total	$269.3	$145.2	$257.3	$215.1	$886.9

	Six Months Ended
June 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$416.7	$174.8	$492.8	$835.5	$1,919.8
Asia	86.8	77.0	18.2	72.8	254.8
Europe	66.6	25.6	27.7	201.0	320.9
Rest-of-World	25.1	22.0	28.7	76.6	152.4
Total	$595.2	$299.4	$567.4	$1,185.9	$2,647.9

July 3, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$330.2	$145.0	$436.4	$337.0	$1,248.6
Asia	99.5	90.1	17.0	14.3	220.9
Europe	51.4	23.7	19.9	48.6	143.6
Rest-of-World	25.2	22.8	23.1	16.8	87.9
Total	$506.3	$281.6	$496.4	$416.7	$1,701.0

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of June 30, 2022 and January 1, 2022 were $10.6 million and $12.5 million, respectively.

2021 Acquisitions

Rexnord Transaction
On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”), the Company completed its combination with the Rexnord Process & Motion Control business (“Rexnord PMC business”) of Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (ii) after which all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, a subsidiary of the Company (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted as of the effective time of the Merger (the “Effective Time”) into the right to receive 0.22296103 shares of common stock, $0.01 par value per share, of the Company (“Company common stock”), as calculated in the Merger Agreement.

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

The preliminary purchase price of the Rexnord PMC business consisted of the following (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of June 30, 2022

Fair value of Company common stock issued to Zurn (a)	$3,896.3	$—	$3,896.3
Stock based compensation (b)	47.1	—	47.1
Adjustment amount (c)	30.9	4.1	35.0
Land Financing Fees paid by the Company (d)	3.9	—	3.9
Preexisting Relationships (e)	(0.8)	—	(0.8)
Preliminary purchase price	$3,977.4	$4.1	$3,981.5

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

Due to the timing of the business combination and the nature of the net assets acquired, at June 30, 2022, the valuation process to determine the fair values is not complete and further adjustments are expected during the measurement period. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value and subsequent measurement period adjustments of the assets acquired and liabilities and noncontrolling interests assumed were as follows (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of June 30, 2022

Cash and Cash Equivalents	$192.8	$—	$192.8
Trade Receivables	186.9	(4.4)	182.5
Inventories	262.5	(8.9)	253.6
Prepaid Expenses and Other Current Assets	21.0	—	21.0
Assets Held for Sale	1.4	—	1.4
Deferred Income Tax Benefits	8.8	(7.7)	1.1
Property, Plant and Equipment	412.3	(38.4)	373.9
Operating Lease Assets	46.4	—	46.4
Intangible Assets	1,831.0	23.0	1,854.0
Other Noncurrent Assets	12.3	3.7	16.0
Accounts Payable	(121.1)	—	(121.1)
Accrued Compensation and Benefits	(44.0)	2.6	(41.4)
Other Accrued Expenses	(55.7)	(4.0)	(59.7)
Current Operating Lease Liabilities	(8.1)	—	(8.1)
Current Maturities of Long-Term Debt	(2.5)	—	(2.5)
Long-Term Debt	(558.2)	—	(558.2)
Deferred Income Taxes	(508.2)	12.1	(496.1)
Pension and Other Post Retirement Benefits	(75.1)	—	(75.1)
Noncurrent Operating Lease Liabilities	(38.0)	—	(38.0)
Other Noncurrent Liabilities	(17.0)	—	(17.0)
Total Identifiable Net Assets	1,547.5	(22.0)	1,525.5
Goodwill	2,433.2	26.1	2,459.3
Noncontrolling Interests	(3.3)	—	(3.3)
Preliminary purchase price	$3,977.4	$4.1	$3,981.5

During six months ended June 30, 2022, the Company made a cash payment of $35.0 million to Zurn in connection with finalizing the acquisition date trade working capital. The preliminary purchase price allocations were also adjusted by the refinement of the estimated fair value of the assets received and liabilities assumed. The cumulative impact of the adjustments during the six months ended June 30, 2022 resulted in $26.1 million of additional goodwill.

Results of the Rexnord PMC business Subsequent to the Acquisition

The financial results of the Rexnord PMC business have been included in the Company's Motion Control Solutions segment from the date of acquisition.

Arrowhead Transaction
On November 23, 2021, the Company acquired all of the outstanding equity interests of Arrowhead Systems, LLC ("Arrowhead") (the "Arrowhead Transaction"), for $315.6 million in cash, net of $1.1 million of cash acquired. Arrowhead is a global leader in providing industrial process automation solutions including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Arrowhead is now part of the Automation Solutions division of the Company's Motion Control Solutions segment.

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
The preliminary fair value of the assets acquired and liabilities assumed were as follows (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	as of June 30, 2022

Cash and Cash Equivalents	$1.1	$—	$1.1
Trade Receivables	19.1	(0.3)	18.8
Inventories	12.8	—	12.8
Prepaid Expenses and Other Current Assets	7.6	—	7.6
Property, Plant and Equipment	3.7	—	3.7
Intangible Assets(1)	160.0	—	160.0
Accounts Payable	(4.7)	—	(4.7)
Accrued Compensation and Benefits	(2.6)	—	(2.6)
Other Accrued Expenses	(25.0)	—	(25.0)
Total Identifiable Net Assets	172.0	(0.3)	171.7
Goodwill	143.6	0.3	143.9
Preliminary purchase price	$315.6	$—	$315.6
(1) Includes $124.0 million related to Customer Relationships, $18.0 million related to Trademarks and $18.0 million related to Technology.

The allocation of purchase price is subject to finalization during a period not to exceed one year from the acquisition date. Adjustments to the preliminary allocation of purchase price may occur related to finalization of the working capital adjustment, finalization of the valuation of intangibles and other long-lived assets, adjustment to income tax assets and liabilities and other changes related to the valuation of assets acquired and liabilities assumed. The cumulative impact of the adjustments during the six months ended June 30, 2022 resulted in $0.3 million of additional goodwill.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three and six months ended June 30, 2022 and July 3, 2021 (in millions):

	Three Months Ended
June 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$41.1	$(13.9)	$(202.8)	$(175.6)
Other Comprehensive (Loss) Income before Reclassifications	(43.4)	0.3	(118.8)	(161.9)
Tax Impact	10.5	—	—	10.5
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(6.8)	0.2	—	(6.6)
Tax Impact	1.5	(0.1)	—	1.4
Net Current Period Other Comprehensive (Loss) Income	(38.2)	0.4	(118.8)	(156.6)
Ending Balance	$2.9	$(13.5)	$(321.6)	$(332.2)

July 3, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$29.4	$(30.8)	$(177.1)	$(178.5)
Other Comprehensive Income before Reclassifications	17.5	—	9.3	26.8
Tax Impact	(4.2)	—	—	(4.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(11.3)	0.5	—	(10.8)
Tax Impact	2.7	(0.1)	—	2.6
Net Current Period Other Comprehensive Income	4.7	0.4	9.3	14.4
Ending Balance	$34.1	$(30.4)	$(167.8)	$(164.1)

	Six Months Ended
June 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$21.0	$(14.3)	$(201.8)	$(195.1)
Other Comprehensive (Loss) Income before Reclassifications	(9.0)	0.5	(119.8)	(128.3)
Tax Impact	2.2	—	—	2.2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(14.8)	0.4	—	(14.4)
Tax Impact	3.5	(0.1)	—	3.4
Net Current Period Other Comprehensive (Loss) Income	(18.1)	0.8	(119.8)	(137.1)
Ending Balance	$2.9	$(13.5)	$(321.6)	$(332.2)

July 3, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$23.5	$(31.1)	$(155.7)	$(163.3)
Other Comprehensive Income (Loss) before Reclassifications	36.7	—	(12.1)	24.6
Tax Impact	(8.8)	—	—	(8.8)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(22.8)	0.9	—	(21.9)
Tax Impact	5.5	(0.2)	—	5.3
Net Current Period Other Comprehensive Income (Loss)	10.6	0.7	(12.1)	(0.8)
Ending Balance	$34.1	$(30.4)	$(167.8)	$(164.1)

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

The following table presents changes to goodwill during the six months ended June 30, 2022 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Balance as of January 1, 2022	$4,039.2	$428.9	$128.8	$330.5	$3,151.0
Acquisition and Valuation Adjustments	26.4	—	—	—	26.4
Translation Adjustments	(39.6)	(5.0)	(1.6)	(0.5)	(32.5)
Balance as of June 30, 2022	$4,026.0	$423.9	$127.2	$330.0	$3,144.9

Cumulative Goodwill Impairment Charges	$328.7	$183.2	$105.1	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		June 30, 2022		January 1, 2022
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	16	$2,326.1	$465.8	$2,335.4	$405.0
Technology	13	246.9	119.0	250.1	114.1
Trademarks	10	393.4	55.0	400.0	37.2
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		$2,983.0	$656.4	$3,002.1	$572.9

Intangible Assets, Net of Amortization		$2,326.6		$2,429.2

Amortization expense recorded for the three and six months ended June 30, 2022 was $46.5 million and $93.8 million, respectively. Amortization expense recorded for the three and six months ended July 3, 2021 was $11.1 million and $22.3 million, respectively. Amortization expense for fiscal year 2022 is estimated to be $187.0 million. There were no intangible asset impairments during the three and six months ended June 30, 2022 and July 3, 2021, respectively.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2023	$186.4
2024	185.8
2025	183.7
2026	180.3
2027	145.7

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and six months ended June 30, 2022 and July 3, 2021 (in millions):

	Three Months Ended
June 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
External Sales	$301.9	$154.7	$293.5	$599.3	$—	$1,349.4
Intersegment Sales	26.1	7.9	4.4	2.3	(40.7)	—
Total Sales	328.0	162.6	297.9	601.6	(40.7)	1,349.4
Gross Profit	82.1	44.0	74.6	232.8	—	433.5
Operating Expenses	40.4	22.8	30.3	145.1	—	238.6
Total Operating Expenses	40.4	22.8	30.3	145.1	—	238.6
Income from Operations	41.7	21.2	44.3	87.7	—	194.9
Depreciation and Amortization	7.4	3.4	4.4	63.2	—	78.4
Capital Expenditures	5.2	2.7	4.6	6.7	—	19.2

July 3, 2021
External Sales	$269.3	$145.2	$257.3	$215.1	$—	$886.9
Intersegment Sales	19.9	7.3	5.1	0.8	(33.1)	—
Total Sales	289.2	152.5	262.4	215.9	(33.1)	886.9
Gross Profit*	69.5	27.4	75.5	85.3	—	257.7
Operating Expenses	40.3	23.1	27.0	49.8	—	140.2
Asset Impairments	1.8	—	0.5	—	—	2.3
Total Operating Expenses	42.1	23.1	27.5	49.8	—	142.5
Income from Operations*	27.4	4.3	48.0	35.5	—	115.2
Depreciation and Amortization	7.8	5.7	3.6	13.4	—	30.5
Capital Expenditures	4.5	3.3	3.0	2.8	—	13.6

	Six Months Ended
June 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
External Sales	$595.2	$299.4	$567.4	$1,185.9	$—	$2,647.9
Intersegment Sales	54.3	15.2	9.2	4.2	(82.9)	—
Total Sales	649.5	314.6	576.6	1,190.1	(82.9)	2,647.9
Gross Profit	176.4	75.3	157.8	445.9	—	855.4
Operating Expenses	81.8	46.2	62.0	300.6	—	490.6
Total Operating Expenses	81.8	46.2	62.0	300.6	—	490.6
Income from Operations	94.6	29.1	95.8	145.3	—	364.8
Depreciation and Amortization	15.1	7.0	8.8	125.4	—	156.3
Capital Expenditures	8.8	4.2	8.9	10.7	—	32.6

July 3, 2021
External Sales	$506.3	$281.6	$496.4	$416.7	$—	$1,701.0
Intersegment Sales	37.4	11.0	9.4	1.5	(59.3)	—
Total Sales	543.7	292.6	505.8	418.2	(59.3)	1,701.0
Gross Profit*	136.3	55.4	150.9	164.9	—	507.5
Operating Expenses	78.3	46.2	57.7	106.3	—	288.5
Asset Impairments	1.8	—	0.5	—	—	2.3
Total Operating Expenses	80.1	46.2	58.2	106.3	—	290.8
Income from Operations*	56.2	9.2	92.7	58.6	—	216.7
Depreciation and Amortization	15.6	11.6	8.1	27.0	—	62.3
Capital Expenditures	7.8	5.7	6.2	4.6	—	24.3

The following table presents identifiable assets information attributable to the Company's operating segments as of June 30, 2022 and January 1, 2022 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Identifiable Assets as of June 30, 2022	$1,314.9	$874.0	$1,028.6	$7,241.0	$10,458.5
Identifiable Assets as of January 1, 2022*	1,264.0	859.9	982.7	7,260.8	10,367.4
*Includes the retrospective effect of changing accounting methods for valuing certain inventories to the FIFO cost method from the LIFO cost method. See Note 2 for additional information.

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of June 30, 2022 and January 1, 2022 (in millions):

	June 30, 2022	January 1, 2022
Term Facility	$550.0	$620.0
Senior Notes	500.0	—
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	560.0	736.7
Other	75.2	78.7
Less: Debt Issuance Costs	(8.9)	(3.7)
Total	2,163.1	1,918.5
Less: Current Maturities	30.6	4.9
Long-Term Debt	$2,132.5	$1,913.6
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

The weighted average interest rate on the Term Facility for the three months ended June 30, 2022 and July 3, 2021 was 2.1% and 1.4%, respectively. The weighted average interest rate on the Term Facility for the six months ended June 30, 2022 and July 3, 2021 was 1.7% and 1.5%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At June 30, 2022, the Company had $560.0 million of borrowings under the Multicurrency Revolving Facility, $0.1 million of standby letters of credit issued under the facility, and $439.8 million of available borrowing capacity. For the three months ended June 30, 2022 and July 3, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $730.0 million and $2.4 million, respectively, and the weighted average interest rate was 2.1% and 1.4%, respectively. For the six months ended June 30, 2022 and July 3, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $765.2 million and $4.9 million, respectively, and the weighted average interest rate was 1.7% and 1.4%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

As of June 30, 2022, the Company had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility for three months ended June 30, 2022 was 2.1%. The weighted average interest rate on the Land Term Facility for six months ended June 30, 2022 was 1.7%.

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
Senior Notes
On April 7, 2022, the Company entered into a Note Purchase Agreement with certain institutional accredited investors (the "Note Purchase Agreement") for the issuance and sale of $500,000,000 aggregate principal amount of 3.90% senior notes due April 7, 2032 (the "Senior Notes"), in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company expects to use the net proceeds from the offering for general corporate purposes.

The Note Purchase Agreement is subject to customary and market provisions. The subsidiaries of the Company that provided a guaranty of the Company’s and Land’s obligations under the Credit Agreement also entered into subsidiary guaranty agreements with respect to the obligations under the Note Purchase Agreement. The Company may, at its option, prepay at any time all, or from time to time any part of, the Senior Notes, subject to a make-whole amount and certain other restrictions set forth in the Note Purchase Agreement.
Compliance with Financial Covenants
The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Note Purchase Agreement contains financial covenants consistent with the financial covenants in the Credit Agreement. The Company was in compliance with all financial covenants contained in the Credit Agreement and Note Purchase Agreement as of June 30, 2022.
Other Notes Payable

At June 30, 2022, other notes payable of approximately $75.2 million were outstanding with a weighted average interest rate of 5.1%. At January 1, 2022, other notes payable of approximately $78.7 million were outstanding with a weighted average rate of 5.2%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $2,125.9 million and $1,918.5 million as of June 30, 2022 and January 1, 2022, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
Service Cost	$0.5	$0.3	$0.8	$0.6
Interest Cost	3.5	1.4	7.1	2.9
Expected Return on Plan Assets	(5.2)	(3.1)	(10.3)	(6.2)
Amortization of Prior Service Cost and Net Actuarial Loss	0.2	0.5	0.4	0.9
Net Periodic Benefit Income	$(1.0)	$(0.9)	$(2.0)	$(1.8)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended June 30, 2022 and July 3, 2021, the Company contributed $1.3 million and $1.6 million, respectively, to post retirement plans. For the six months ended June 30, 2022 and July 3, 2021, the Company contributed $3.0 million and $2.8 million, respectively. The Company expects to make total contributions of $7.6 million in 2022. The Company contributed a total of $6.0 million in fiscal 2021.

9. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares. During the three and six months ended June 30, 2022, the Company purchased 575,042 shares or $69.8 million and 1,306,236 shares or $184.0 million of common stock, respectively. The Company did not repurchase and retire any common stock during the six months ended July 3, 2021.

As of June 30, 2022, there was approximately $250.3 million in common stock available for repurchase under the October 2021 program.

Share-Based Compensation

The Company recognized approximately $4.9 million and $4.5 million in share-based compensation expense for the three months ended June 30, 2022 and July 3, 2021, respectively, and approximately $11.2 million and $7.8 million for the six months ended June 30, 2022 and July 3, 2021, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.2 million and $0.7 million for the three months ended June 30, 2022 and July 3, 2021, respectively, and $2.7 million and $1.3 million for the six months ended June 30, 2022 and July 3, 2021, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the six months ended June 30, 2022, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs	135,816	$42.21
Restricted Stock Awards	10,287	$131.27
Restricted Stock Units	85,017	$149.66
Performance Share Units	40,763	$174.91
See Note 9, Shareholders' Equity, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 1, 2022, for further information regarding share-based compensation.

10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2022 was 22.1% versus 19.3% for the three months ended July 3, 2021. The effective tax rate for the six months ended June 30, 2022 and July 3, 2021 was 22.1% and 21.1%, respectively. The effective tax rate for the three and six months ended June 30, 2022 was higher than the same period in the prior year primarily driven by the jurisdictional mix of earnings related to the impact of the Rexnord Transaction in fiscal 2021.
As of June 30, 2022 and January 1, 2022, the Company had approximately $8.6 million and $8.8 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $1.2 million and $1.3 million of accrued interest as of June 30, 2022 and January 1, 2022, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2018, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2015.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.4 million and 0.1 million for the three months ended June 30, 2022 and July 3, 2021, respectively. The amount of the anti-dilutive shares were 0.2 million and 0.1 million for the six months ended June 30, 2022 and July 3, 2021, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 30, 2022 and July 3, 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
Denominator for Basic Earnings Per Share	66.8	40.7	67.1	40.6
Effect of Dilutive Securities	0.3	0.3	0.4	0.4
Denominator for Diluted Earnings Per Share	67.1	41.0	67.5	41.0

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2022 and July 3, 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
Beginning Balance	$23.4	$16.3	$23.0	$15.5
Less: Payments	(7.7)	(4.2)	(13.3)	(8.7)
Provisions	8.0	4.6	14.0	10.0
Translation Adjustments	(0.3)	—	(0.3)	(0.1)
Ending Balance	$23.4	$16.7	$23.4	$16.7
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2022 or July 3, 2021.
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
At June 30, 2022, the Company had $16.7 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, the Company had $5.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of June 30, 2022, the Company had the following currency forward contracts outstanding (with maturities extending through December 2023) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$249.5
Mexican Peso	204.1
Euro	208.7
Indian Rupee	79.4
Australian Dollar	14.1
British Pound	1.8
Thai Baht	0.5

As of June 30, 2022, the Company had the following commodity forward contracts outstanding (with maturities extending through November 2023) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$145.3
Aluminum	7.1

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were subsequently terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized as a reduction of interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million. These swaps will expire in March 2027.
The following table presents the fair values of derivative instruments as of June 30, 2022 and January 1, 2022 (in millions):

	June 30, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$—	$—	$1.8
Currency Contracts	8.4	0.8	2.8	0.5
Commodity Contracts	0.5	—	19.3	3.4
Not Designated as Hedging Instruments:
Currency Contracts	0.6	—	0.7	—
Commodity Contracts	—	—	0.3	—
Total Derivatives	$9.5	$0.8	$23.1	$5.7

	January 1, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—	$—
Currency Contracts	8.3	0.7	1.3	—
Commodity Contracts	8.9	0.1	1.2	0.5
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.4	—
Commodity Contracts	0.4	—	—	0.1
Total Derivatives	$17.9	$6.1	$2.9	$0.6

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	June 30, 2022				July 3, 2021
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(35.6)	$(6.0)	$(1.8)	$(43.4)	$10.9	$7.5	$(0.9)	$17.5
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Cost of Sales	4.4	2.4	—	6.8	8.6	4.0	—	12.6
Loss Recognized in Operating Expenses	—	—	—	—	—	(1.3)	—	(1.3)

	Six Months Ended
	June 30, 2022				July 3, 2021
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(22.2)	$4.4	$8.8	$(9.0)	$25.0	$7.7	$4.0	$36.7
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	0.1	—	0.1
Gain Recognized in Cost of Sales	9.6	5.4	—	15.0	13.8	6.6	—	20.4
Gain Recognized in Operating Expenses	—	—	—	—	—	2.2	—	2.2
(Loss) Gain Recognized in Interest Expense	—	—	(0.3)	(0.3)	—	—	0.1	0.1
Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	June 30, 2022		July 3, 2021
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
(Loss) Gain recognized in Cost of Sales	$(1.2)	$—	$0.2	$—
Gain (Loss) recognized in Operating Expenses	—	3.5	—	(3.7)

	Six Months Ended
	June 30, 2022		July 3, 2021
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
(Loss) Gain recognized in Cost of Sales	$(0.6)	$—	$0.4	$—
Gain recognized in Operating Expenses	—	5.0	—	2.1

The net AOCI hedging component balance of a $2.9 million gain at June 30, 2022 includes $(2.1) million of net current deferred losses expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis for the periods ended June 30, 2022 and January 1, 2022.
The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	June 30, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.0	$(2.3)	$6.7
Derivative Commodity Contracts	0.5	(0.5)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.8	—	0.8
Other Accrued Expenses:
Derivative Currency Contracts	3.5	(2.3)	1.2
Derivative Commodity Contracts	19.6	(0.5)	19.1
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.5	—	0.5
Derivative Commodity Contracts	3.4	—	3.4

	January 1, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.6	$(1.7)	$6.9
Derivative Commodity Contracts	9.3	(1.2)	8.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	—	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Other Accrued Expenses:
Derivative Currency Contracts	1.7	(1.7)	—
Derivative Commodity Contracts	1.2	(1.2)	—
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.6	(0.1)	0.5

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 30, 2022 and January 1, 2022, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at June 30, 2022 and January 1, 2022.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and January 1, 2022 (in millions):

	June 30, 2022	January 1, 2022	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.0	$8.6	Level 2
Derivative Commodity Contracts	0.5	9.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.4	6.8	Level 1
Derivative Currency Contracts	0.8	0.7	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Interest Rate Swap	—	5.3	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	3.5	1.7	Level 2
Derivative Commodity Contracts	19.6	1.2	Level 2
Other Noncurrent Liabilities:
Interest Rate Swap	1.8	—	Level 2
Derivative Currency Contracts	0.5	—	Level 2
Derivative Commodity Contracts	3.4	0.6	Level 2
Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.
Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows for the SOFR forward yield curve for a swap with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices.

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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 30, 2022 and July 3, 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
Beginning Balance	$14.5	$2.7	$5.0	$2.0
Provision	(1.0)	1.5	15.8	3.2
Less: Payments/ Other	7.1	1.7	14.4	2.7
Ending Balance	$6.4	$2.5	$6.4	$2.5

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and six months ended June 30, 2022 and July 3, 2021, respectively (in millions):

	Three Months Ended
	June 30, 2022			July 3, 2021
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.4	$(1.0)	$0.4	$0.2	$0.2	$0.4
Facility Related Costs	(2.0)	0.1	(1.9)	0.8	0.1	0.9
Other Expenses	0.1	0.4	0.5	0.2	—	0.2
Total Restructuring Costs	$(0.5)	$(0.5)	$(1.0)	$1.2	$0.3	$1.5

	Six Months Ended
	June 30, 2022			July 3, 2021
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$6.2	$2.6	$8.8	$0.4	$0.6	$1.0
Facility Related Costs	6.0	0.5	6.5	1.6	0.3	1.9
Other Expenses	0.1	0.4	0.5	0.3	—	0.3
Total Restructuring Costs	$12.3	$3.5	$15.8	$2.3	$0.9	$3.2

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three and six months ended June 30, 2022 and July 3, 2021 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
June 30, 2022	$(1.0)	$0.3	$0.3	$0.4	$(2.0)
July 3, 2021	$1.5	$0.1	$0.3	$0.3	$0.8

Restructuring Costs - Six Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
June 30, 2022	$15.8	$1.0	$0.3	$0.7	$13.8
July 3, 2021	$3.2	$0.3	$0.8	$0.6	$1.5

The Company's current restructuring activities are expected to continue through 2023. The Company expects to record aggregate future charges of approximately $45.7 million in 2022. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events since June 30, 2022, the date of these financial statements, and is not aware of any events to disclose.

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

Rexnord and Arrowhead Transactions

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021 (the “Merger Agreement”), we completed our combination with the Rexnord PMC business of Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (1) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the distributions, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, one of our subsidiaries (“Merger Sub”) merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Merger Sub or their respective subsidiaries) were converted into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share(“Company common stock”), as calculated in the Merger Agreement. When the Merger was completed, Land which held the Rexnord PMC business, became our wholly owned subsidiary.

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
Outlook
We are forecasting high single digit organic sales growth. We expect to see positive impacts from our transactions, price realization and from our new products and other growth initiatives.

Results of Operations
Three Months Ended June 30, 2022 Compared to July 3, 2021
Net sales increased $462.5 million or 52.1% for the second quarter 2022 compared to the second quarter 2021. The increase consisted of positive impact from acquisitions of 42.2% and positive organic sales of 11.8% offset by negative foreign currency translation of 1.9%. The increase was primarily driven by sales increases in North American markets and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $175.8 million or 68.2% for the second quarter 2022 as compared to the second quarter 2021. The increase in gross profit was driven by increase in volume and the acquisitions of the Rexnord PMC and Arrowhead businesses, partially offset by increased freight and material costs. Total operating expenses for the second quarter 2022 increased $96.1 million or 67.4% as compared to the second quarter 2021. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher employee related wage and benefit costs and transaction costs.
Commercial Systems segment net sales for the second quarter 2022 were $301.9 million, an increase of $32.6 million or 12.1% as compared to the second quarter 2021. The increase consisted of positive organic sales of 14.6% offset by negative foreign currency translation of 2.4%. The increase was primarily driven by strong growth in general industry in North America as well as solid growth in the pool pump business. Gross profit increased $12.6 million or 18.1% as compared to the second quarter

2021. The increase in gross profit was primarily driven by the increase in price partially offset by higher material costs due to inflation. Total operating expenses for the second quarter 2022 were $40.4 million compared to $42.1 million in the second quarter 2021. The $1.7 million or 4.0% decrease was primarily driven by foreign exchange gains.
Industrial Systems segment net sales for the second quarter 2022 were $154.7 million, an increase of $9.5 million or 6.5% as compared to the second quarter 2021. The increase consisted of positive organic sales of 9.4% offset by negative foreign currency translation of 2.9%. The increase was primarily driven by a higher demand for industrial motors and generators in North America. Gross profit increased $16.6 million or 60.6% as compared to the second quarter 2021. The increase in gross profit was primarily driven by the increase in volume and price realization, partially offset by material inflation. Total operating expenses for the second quarter 2022 and 2021 were $22.8 million and $23.1 million, respectively. The slight decrease in operating expenses was primarily driven by foreign exchange gains.
Climate Solutions segment net sales were $293.5 million, an increase of $36.2 million or 14.1% as compared to the second quarter 2021. The increase consisted of positive organic sales of 14.8% offset by negative foreign currency translation of 0.7%. The increase was primarily due to continued strong demand in North American residential HVAC and combustion markets and recovering demand in EMEA. Gross profit decreased $0.9 million or 1.2% compared to the second quarter 2021. The decrease in gross profit was primarily driven by material and freight inflation, partially offset by increased volume, favorable mix and 80/20 actions. Total operating expenses for the second quarter 2022 were $30.3 million compared to $27.5 million in the second quarter 2021. The slight increase was primarily due to higher expenses related to commissions (higher volume), travel, compensation and benefits.
Motion Control Solutions segment net sales for the second quarter 2022 were $599.3 million, an increase of $384.2 million or 178.6% compared to second quarter 2021 net sales of $215.1 million. The increase consisted of positive impact from acquisitions of 174.1% and positive organic sales of 6.4% offset by negative foreign currency of 1.9%. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses in addition to strength in alternative energy, the North America general industrial market, the conveying business, and improving demand in Europe in addition to meaningful share gains tied to our industrial powertrain offering. Gross profit for the second quarter 2022 increased $147.5 million or 172.9%. The increase was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher sales volume with favorable mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the second quarter 2022 increased $95.3 million as compared to the second quarter 2021, primarily due to the acquisitions of the Rexnord PMC and Arrowhead businesses.
Six Months Ended June 30, 2022 Compared to July 3, 2021
Net sales increased $946.9 million or 55.7% for the six months ended June 30, 2022 compared to the six months ended July 3, 2021. The increase consisted of positive impact of acquisitions of 43.6% and positive organic sales of 13.4% offset by negative foreign currency translation of 1.4%. The increase was primarily driven by sales increases in North American markets and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $347.9 million or 68.6% for the six months ended June 30, 2022 as compared to the six months ended July 3, 2021. The increase in gross profit was driven by increase in volume, the acquisitions of the Rexnord PMC and Arrowhead businesses and 80/20 actions, partially offset by increased freight and material costs. Total operating expenses for the six months ended June 30, 2022 increased $199.8 million or 68.7% as compared to the six months ended July 3, 2021. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher employee related wage and benefit costs and transaction costs.
Commercial Systems segment net sales for the six months ended June 30, 2022 were $595.2 million, an increase of $88.9 million or 17.6% as compared to the six months ended July 3, 2021. The increase consisted of positive organic sales of 19.4% and offset by negative foreign currency translation of 1.8%. The increase was primarily driven by strong growth in general industry in North America as well as solid gains in the pool pump business. Gross profit increased $40.1 million or 29.4% as compared to the six months ended July 3, 2021. The increase in gross profit was primarily driven by the increase in price partially offset by higher material costs due to inflation. Total operating expenses for the six months ended June 30, 2022 were $81.8 million compared to $80.1 million in the six months ended July 3, 2021. The $1.7 million or 2.1% increase was primarily driven by higher employee related wage and benefit costs partially offset by foreign exchange gains.
Industrial Systems segment net sales for the six months ended June 30, 2022 were $299.4 million, an increase of $17.8 million or 6.3% as compared to the six months ended July 3, 2021. The increase consisted of positive organic sales of 8.3% and offset by negative foreign currency translation of 2.0%. The increase was primarily driven by strength in the data center market for generators and demand for industrial motors in North America. Gross profit increased $19.9 million or 35.9% for the six months ended June 30, 2022 as compared to the six months ended July 3, 2021. The increase in gross profit was primarily driven by the increase in volume and price realization, partially offset by material inflation. Total operating expenses for the six months ended June 30, 2022 and July 3, 2021 were $46.2 million and $46.2 million, respectively.

Climate Solutions segment net sales were $567.4 million, an increase of $71.0 million or 14.3% as compared to the six months ended July 3, 2021. The increase consisted of positive organic sales of 14.8% offset by negative foreign currency translation of 0.5%. The increase was primarily due to continued strong demand in North American residential HVAC market and combustion markets and recovering demand in EMEA. Gross profit increased $6.9 million or 4.6% compared to the six months ended July 3, 2021. The increase in gross profit was primarily driven by increased volume, favorable mix and 80/20 actions, partially offset by material and freight inflation. Total operating expenses for the six months ended June 30, 2022 were $62.0 million compared to $58.2 million in the six months ended July 3, 2021. The increase was primarily due to higher expenses related to commissions (higher volume), travel, compensation and benefits.
Motion Control Solutions segment net sales for the six months ended June 30, 2022 were $1,185.9 million, an increase of $769.2 million or 184.6% compared to six months ended July 3, 2021 net sales of $416.7 million. The increase consisted of positive impact from acquisitions of 178.0% and positive organic sales of 8.1% offset by negative foreign currency of 1.4%. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses in addition to strength in alternative energy, the North America general industrial market, the conveying business, and improving demand in Europe in addition to meaningful share gains tied to our industrial powertrain offering. Gross profit for the six months ended June 30, 2022 increased $281.0 million or 170.4%. The increase was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher sales volume with favorable mix and lower overhead cost driven by cost reduction initiatives. Total operating expenses for the six months ended June 30, 2022 increased $194.3 million as compared to the six months ended July 3, 2021, primarily due to the acquisitions of the Rexnord PMC and Arrowhead businesses.

	Three Months Ended		Six Months Ended
	June 30, 2022	July 3, 2021	June 30, 2022	July 3, 2021
(Dollars in Millions)
Net Sales:
Commercial Systems	$301.9	$269.3	$595.2	$506.3
Industrial Systems	154.7	145.2	299.4	281.6
Climate Solutions	293.5	257.3	567.4	496.4
Motion Control Solutions	599.3	215.1	1,185.9	416.7
Consolidated	$1,349.4	$886.9	$2,647.9	$1,701.0

Gross Profit as a Percent of Net Sales:
Commercial Systems	27.2%	25.8%	29.6%	26.9%
Industrial Systems	28.4%	18.9%	25.2%	19.7%
Climate Solutions	25.4%	29.3%	27.8%	30.4%
Motion Control Solutions	38.8%	39.7%	37.6%	39.6%
Consolidated	32.1%	29.1%	32.3%	29.8%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	13.4%	15.0%	13.7%	15.5%
Industrial Systems	14.7%	15.9%	15.4%	16.4%
Climate Solutions	10.3%	10.5%	10.9%	11.6%
Motion Control Solutions	24.2%	23.2%	25.3%	25.5%
Consolidated	17.7%	15.8%	18.5%	17.0%

Income from Operations as a Percent of Net Sales:
Commercial Systems	13.8%	10.2%	15.9%	11.1%
Industrial Systems	13.7%	3.0%	9.7%	3.3%
Climate Solutions	15.1%	18.7%	16.9%	18.7%
Motion Control Solutions	14.6%	16.5%	12.3%	14.1%
Consolidated	14.4%	13.0%	13.8%	12.7%

Income from Operations	$194.9	$115.2	$364.8	$216.7
Other Income, Net	(1.5)	(1.2)	(2.8)	(2.4)
Interest Expense	13.4	11.5	22.4	24.1
Interest Income	(0.8)	(1.7)	(1.9)	(3.2)
Income before Taxes	183.8	106.6	347.1	198.2
Provision for Income Taxes	40.6	20.6	76.8	41.9
Net Income	143.2	86.0	270.3	156.3
Less: Net Income Attributable to Noncontrolling Interests	1.2	1.6	2.7	3.0
Net Income Attributable to Regal Rexnord Corporation	$142.0	$84.4	$267.6	$153.3

The effective tax rate for the three months ended June 30, 2022 was 22.1% versus 19.3% for the three months ended July 3, 2021. The effective tax rate for the six months ended June 30, 2022 was 22.1% versus 21.1% for the six months ended July 3, 2021. The effective tax rate for the three and six months ended June 30, 2022 was higher than the same period in the prior year primarily driven by the jurisdictional mix of earnings related to the impact of the Rexnord transaction in fiscal 2021.

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

Cash flow provided by operating activities was $104.9 million for the six months ended June 30, 2022, a $31.7 million decrease from the six months ended July 3, 2021. The change is a result of an increase in working capital which is partially offset by proceeds received from the early termination of interest rate swaps for the six months ended June 30, 2022 compared to the six months ended July 3, 2021.

Cash flow used in investing activities was $62.1 million for the six months ended June 30, 2022 as compared to cash flow used in investing activities of $26.3 million for the six months ended July 3, 2021. The change was driven primarily by higher cash used for capital purchases and business acquisitions in the current year compared to the prior year.

Cash flow provided by financing activities was $10.2 million for the six months ended June 30, 2022, compared to $102.1 million used in financing activities for the six months ended July 3, 2021. We had net debt borrowings of $249.7 million during the six months ended June 30, 2022, compared to net debt repayments of $50.2 million during the six months ended July 3, 2021. There were $184.0 million share repurchases for the six months ended June 30, 2022, compared to no shares repurchases for the six months ended July 3, 2021. There were $44.3 million of dividends paid for the six months ended June 30, 2022, compared to $24.4 million of dividends in the prior year. There were $6.5 million in financing fees paid for the six months ended June 30, 2022, compared to $17.0 million of fees in the prior year.

Our working capital was $1,976.7 million at June 30, 2022, compared to $1,713.3 million at January 1, 2022. At June 30, 2022 and January 1, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 2.8:1 and 2.6:1, respectively. Our working capital increased primarily due to the increase in cash, accounts receivables and inventory offset by an increase in accounts payable.

The following table presents selected financial information and statistics as of June 30, 2022 and January 1, 2022 (in millions):

	June 30, 2022	January 1, 2022
Cash and Cash Equivalents	$702.5	$672.8
Trade Receivables, Net	854.8	785.8
Inventories	1,388.4	1,192.4
Working Capital	1,976.7	1,713.3
Current Ratio	2.8:1	2.6:1

As of June 30, 2022, $686.7 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

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
At June 30, 2022, we had $560.0 million of borrowings under the Multicurrency Revolving Facility, $0.1 million of standby letters of credit issued under the facility, and $439.8 million of available borrowing capacity. For the three months ended June 30, 2022 and July 3, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $730.0 million and $2.4 million, respectively, and the weighted average interest rate was 2.1% and 1.4%, respectively. For the six months ended June 30, 2022 and July 3, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $765.2 million and $4.9 million, respectively, and the weighted average interest rate was 1.7% and 1.4%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

As of June 30, 2022, we had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility for three months ended June 30, 2022 was 2.1%. The weighted average interest rate on the Land Term Facility for six months ended June 30, 2022 was 1.7%.

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
Senior Notes
On April 7, 2022, we entered into a Note Purchase Agreement with certain institutional accredited investors (the "Note Purchase Agreement") for the issuance and sale of $500,000,000 aggregate principal amount of 3.90% senior notes due April 7, 2032 (the "Senior Notes"), in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. We expect to use the net proceeds from the offering for general corporate purposes.

The Note Purchase Agreement is subject to customary and market provisions. Our subsidiaries that provided a guaranty of the obligations under the Credit Agreement also entered into subsidiary guaranty agreements with respect to the obligations under the Note Purchase Agreement. We may, at our option, prepay at any time all, or from time to time any part of, the Senior Notes, subject to a make-whole amount and certain other restrictions set forth in the Note Purchase Agreement.

Compliance with Financial Covenants
The Credit Agreement require us to meet specified financial ratios and to satisfy certain financial condition tests. The Note Purchase Agreement contains financial covenants consistent with the financial covenants in the Credit Agreement. We were in compliance with all financial covenants contained in the Credit Agreement and Note Purchase Agreement as of June 30, 2022.

Other Notes Payable

At June 30, 2022, other notes payable of approximately $75.2 million were outstanding with a weighted average interest rate of 5.1%. At January 1, 2022, other notes payable of approximately $78.7 million were outstanding with a weighted average rate of 5.2%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $2,125.9 million and $1,918.5 million as of June 30, 2022 and January 1, 2022, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At June 30, 2022, excluding the impact of interest rate swaps, we had $575.3 million of fixed rate debt and $1,596.7 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at June 30, 2022 would result in a $2.0 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of June 30, 2022 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 month)	$(1.8)
As of June 30, 2022, the $1.8 million interest rate swap liability was included in Other Noncurrent Liabilities. At January 1, 2022, a $5.3 million interest rate swap asset was included in Other Noncurrent Assets. There was an unrealized gain of $11.0 million (a $12.3 million gain on the terminated swaps and a $1.3 million loss on the active swaps) and $4.0 million, net of tax, at June 30, 2022 and January 1, 2022, respectively, that was recorded in AOCI for the effective portion of the hedges.

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
As of June 30, 2022, derivative currency assets (liabilities) of $9.0 million, $0.8 million, $(3.5) million and $(0.5) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of January 1, 2022, derivative currency assets (liabilities) of $8.6 million, $0.7 million and $(1.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $4.4 million net of tax, and $5.8 million net of tax, as of June 30, 2022 and January 1, 2022 respectively, were recorded in AOCI. At June 30, 2022, we had $2.4 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, we had $1.9 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2022 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$249.5	$(1.4)	$25.0	$(25.0)
Mexican Peso	204.1	8.3	20.4	(20.4)
Euro	208.7	0.2	20.9	(20.9)
Indian Rupee	79.4	(1.1)	7.9	(7.9)
Australian Dollar	14.1	(0.2)	1.4	(1.4)
British Pound	1.8	—	0.2	(0.2)
Thai Baht	0.5	—	0.1	(0.1)
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
Derivative commodity assets (liabilities) of $0.5 million, $(19.6) million and $(3.4) million were recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses and Other Noncurrent Liabilities at June 30, 2022. Derivative commodity assets of $9.3 million, $0.1 million, $(1.2) million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively as of at January 1, 2022. The unrealized loss on the effective portion of the hedges of $(16.9) million net of tax and the unrealized gain on the effective portion of the hedges of $5.6 million net of tax, as of June 30, 2022 and January 1, 2022, respectively, was recorded in AOCI. At June 30, 2022, we had $2.0 million, net of tax, of derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, there was an additional $3.7 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2022 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$145.3	$(21.4)	$14.5	$(14.5)
Aluminum	7.1	(1.1)	0.7	(0.7)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of $2.9 million of gains at June 30, 2022 includes $(2.1) million of net current deferred losses expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. These risks and uncertainties have not changed materially from those reported in Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 1, 2022, as supplemented by Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended June 30, 2022.

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Apr 1 to Apr 30	—	$—	$—	$319,982,853
May 1 to May 31	396,996	125.97	50,007,727	269,975,126
Jun 1 to Jun 30	178,046	110.75	19,717,824	250,257,302
	575,042		$69,725,551

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended June 30, 2022, we purchased 575,042 shares or $69.8 million in shares pursuant to the October 26, 2021 repurchase authorization.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1
Note Purchase Agreement, dated April 7, 2022, among Regal Rexnord Corporation and each of the purchasers party thereto. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 11, 2022]

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

Date: August 5, 2022