Form 10-Q
period 2022-09-30
REGAL REXNORD CORP
filed 2022-11-04
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On November 2, 2022 the registrant had outstanding 66,151,239 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the proposed acquisition of Altra Industrial Motion Corp. (“Altra”), the benefits and synergies of the proposed acquisition, future opportunities for the Company and the combined company, and any other statements regarding the Company’s, Altra’s and the combined company’s future operations, anticipated economic activity, business levels, credit ratings, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “project,” “forecast,” "would," "could," "should," and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•dependence on key suppliers and the potential effects of supply disruptions;
•fluctuations in commodity prices and raw material costs;
•any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•the possibility that the conditions to the consummation of the proposed acquisition of Altra (the “Altra Transaction”) will not be satisfied on the terms or timeline expected, or at all;
•failure to obtain, or delays in obtaining, or adverse conditions related to obtaining, shareholder or regulatory approvals sought in connection with the Altra Transaction;
•failure to achieve the debt financing necessary for the Altra Transaction on the desired terms, or at all; the Company’s substantial indebtedness as a result of the Altra Transaction and the effects of such indebtedness on the combined company’s financial flexibility after the Altra Transaction; the Company’s ability to achieve its objectives on reducing its indebtedness on the desired timeline;
•the possibility that the pendency of the Altra Transaction could materially and adversely affect our and Altra's business, financial condition, results of operations or cash flows;
•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Altra Transaction, the merger with the Rexnord Process & Motion Control business (the "Rexnord PMC business") and the acquisition of Arrowhead Systems, LLC ("Arrowhead") (together with the Altra Transaction and the merger with the Rexnord PMC business, the "Transactions") within the expected time-frames or at all and to successfully integrate Altra, the Rexnord PMC business and Arrowhead;
•the Company's ability to identify and execute on future M&A opportunities, including significant M&A transactions;
•the impact of any such M&A transactions on the Company's results, operations and financial condition, including the impact from costs to execute and finance any such transactions;
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
•challenges to the tax treatment that was elected with respect to the merger with the Rexnord PMC business and related transactions;

•requirements to abide by potentially significant restrictions with respect to the tax treatment of the merger with the Rexnord PMC business which could limit the Company’s ability to undertake certain corporate actions that otherwise could be advantageous;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
Net Sales	$1,325.3	$892.7	$3,973.2	$2,593.7
Cost of Sales	917.6	624.6	2,710.1	1,818.1
Gross Profit	407.7	268.1	1,263.1	775.6
Operating Expenses	233.8	144.4	724.4	432.9
Asset Impairments	—	2.8	—	5.1
Total Operating Expenses	233.8	147.2	724.4	438.0
Income from Operations	173.9	120.9	538.7	337.6
Other Income, Net	(1.3)	(1.2)	(4.1)	(3.6)
Interest Expense	21.4	22.0	43.8	46.1
Interest Income	(1.3)	(2.3)	(3.2)	(5.5)
Income before Taxes	155.1	102.4	502.2	300.6
Provision for Income Taxes	33.2	21.0	110.0	62.9
Net Income	121.9	81.4	392.2	237.7
Less: Net Income Attributable to Noncontrolling Interests	2.1	1.6	4.8	4.6
Net Income Attributable to Regal Rexnord Corporation	$119.8	$79.8	$387.4	$233.1
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.81	$1.96	$5.80	$5.73
Assuming Dilution	$1.80	$1.95	$5.76	$5.69
Weighted Average Number of Shares Outstanding:
Basic	66.3	40.7	66.8	40.7
Assuming Dilution	66.7	41.0	67.2	41.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
Net Income	$121.9	$81.4	$392.2	$237.7
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(182.5)	(15.6)	(303.7)	(27.3)
Hedging Activities:
(Decrease) Increase in Fair Value of Hedging Activities, Net of Tax Effects of $(1.1) Million and $(1.1) Million for the Three Months Ended September 30, 2022 and October 2, 2021 and $(3.3) Million and $7.7 Million for the Nine Months Ended September 30, 2022 and October 2, 2021, Respectively	(3.5)	(3.4)	(10.3)	24.5
Reclassification of Gains included in Net Income, Net of Tax Effects of $(0.5) Million and $(3.5) Million for the Three Months Ended September 30, 2022 and October 2, 2021 and $(4.0) Million and $(9.0) Million for the Nine Months Ended September 30, 2022 and October 2, 2021, Respectively	(1.6)	(11.1)	(12.9)	(28.4)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of zero and $0.1 Million for the Three Months Ended September 30, 2022 and October 2, 2021 and $0.1 Million and $0.3 Million for the Nine Months Ended September 30, 2022 and October 2, 2021, Respectively	0.2	0.3	0.5	1.0
Other Comprehensive Loss	(187.4)	(29.8)	(326.4)	(30.2)
Comprehensive (Loss) Income	(65.5)	51.6	65.8	207.5
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(0.9)	1.4	(0.1)	4.8
Comprehensive (Loss) Income Attributable to Regal Rexnord Corporation	$(64.6)	$50.2	$65.9	$202.7

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 30, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$723.6	$672.8
Trade Receivables, Less Allowances of $29.2 Million and $18.7 Million in 2022 and 2021, Respectively	816.0	785.8
Inventories	1,361.5	1,192.4
Prepaid Expenses and Other Current Assets	134.2	145.1
Assets Held for Sale	10.8	12.5
Total Current Assets	3,046.1	2,808.6
Net Property, Plant and Equipment	790.5	908.5
Operating Lease Assets	115.4	112.4
Goodwill	3,968.8	4,039.2
Intangible Assets, Net of Amortization	2,239.3	2,429.2
Deferred Income Tax Benefits	35.7	35.7
Other Noncurrent Assets	53.2	33.8
Total Assets	$10,249.0	$10,367.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$548.2	$643.8
Dividends Payable	23.1	22.3
Accrued Compensation and Employee Benefits	129.2	143.9
Other Accrued Expenses	294.1	253.2
Current Operating Lease Liabilities	27.5	27.2
Current Maturities of Long-Term Debt	30.7	4.9
Total Current Liabilities	1,052.8	1,095.3
Long-Term Debt	2,165.2	1,913.6
Deferred Income Taxes	586.5	679.7
Pension and Other Post Retirement Benefits	101.3	111.7
Noncurrent Operating Lease Liabilities	92.0	89.5
Other Noncurrent Liabilities	79.4	69.4
Contingencies (see Note 12)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 Million Shares Authorized, 66.1 Million and 67.6 Million Shares Issued and Outstanding for 2022 and 2021, Respectively	0.7	0.7
Additional Paid-In Capital	4,604.1	4,651.8
Retained Earnings	2,051.7	1,912.6
Accumulated Other Comprehensive Loss	(516.6)	(195.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,139.9	6,370.0
Noncontrolling Interests	31.9	38.2
Total Equity	6,171.8	6,408.2
Total Liabilities and Equity	$10,249.0	$10,367.4
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
June 30, 2022	$0.7	$4,611.6	$1,996.6	$(332.2)	$39.0	$6,315.7
Net Income	—	—	119.8	—	2.1	121.9
Other Comprehensive Loss	—	—	—	(184.4)	(3.0)	(187.4)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	0.4	—	—	—	0.4
Stock Repurchase	—	(13.7)	(41.5)	—	—	(55.2)
Share-Based Compensation	—	5.8	—	—	—	5.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(6.2)	(6.2)
September 30, 2022	$0.7	$4,604.1	$2,051.7	$(516.6)	$31.9	$6,171.8

July 3, 2021	$0.4	$698.4	$2,176.8	$(164.1)	$31.5	$2,743.0
Net Income	—	—	79.8	—	1.6	81.4
Other Comprehensive Loss	—	—	—	(29.6)	(0.2)	(29.8)
Dividends Declared ($0.33 Per Share)	—	—	(13.4)	—	—	(13.4)
Stock Options Exercised	—	(0.4)	—	—	—	(0.4)
Share-Based Compensation	—	3.7	—	—	—	3.7
October 2, 2021	$0.4	$701.7	$2,243.2	$(193.7)	$32.9	$2,784.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	387.4	—	4.8	392.2
Other Comprehensive Loss	—	—	—	(321.5)	(4.9)	(326.4)
Dividends Declared ($1.03 Per Share)	—	—	(68.5)	—	—	(68.5)
Stock Options Exercised	—	(5.3)	—	—	—	(5.3)
Stock Repurchase	—	(59.4)	(179.8)	—	—	(239.2)
Share-Based Compensation	—	17.0	—	—	—	17.0
Dividends Declared to Noncontrolling Interests	—	—	—	—	(6.2)	(6.2)
September 30, 2022	$0.7	$4,604.1	$2,051.7	$(516.6)	$31.9	$6,171.8

January 2, 2021	0.4	696.6	2,049.1	(163.3)	32.6	2,615.4
Net Income	—	—	233.1	—	4.6	237.7
Other Comprehensive (Loss) Income	—	—	—	(30.4)	0.2	(30.2)
Dividends Declared ($0.96 Per Share)	—	—	(39.0)	—	—	(39.0)
Stock Options Exercised	—	(6.4)	—	—	—	(6.4)
Share-Based Compensation	—	11.5	—	—	—	11.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
October 2, 2021	$0.4	$701.7	$2,243.2	$(193.7)	$32.9	$2,784.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30, 2022	October 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$392.2	$237.7
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation and Amortization	230.4	92.8
Asset Impairments	—	5.1
Noncash Lease Expense	24.3	18.3
Loss (Gain) on Sale or Disposition of Assets, Net	0.8	(1.1)
Share-Based Compensation Expense	17.0	11.5
Financing Fees Amortization	1.8	12.5
Early Debt Extinguishment Charge	—	12.7
Change in Operating Assets and Liabilities	(428.5)	(131.4)
Net Cash Provided by Operating Activities	238.0	258.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(54.6)	(37.5)
Proceeds Received from Sales of Property, Plant and Equipment	5.5	4.1
Business Acquisitions, Net of Cash Acquired	(35.0)	(4.1)
Net Cash Used in Investing Activities	(84.1)	(37.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,797.2	433.7
Repayments Under Revolving Credit Facility	(1,933.9)	(405.9)
Proceeds from Short-Term Borrowings	6.0	10.2
Repayments of Short-Term Borrowings	(8.0)	(10.1)
Proceeds from Long-Term Borrowings	1,536.8	—
Repayments of Long-Term Borrowings	(1,115.9)	(450.3)
Dividends Paid to Shareholders	(67.9)	(37.8)
Shares Surrendered for Taxes	(8.6)	(6.5)
Proceeds from the Exercise of Stock Options	4.8	0.1
Early Debt Extinguishment Payments	—	(12.7)
Repurchase of Common Stock	(239.2)	—
Distributions to Noncontrolling Interests	(6.2)	(4.5)
Financing Fees Paid	(6.5)	(17.0)
Net Cash Used in Financing Activities	(41.4)	(500.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(61.7)	(2.5)
Net Increase (Decrease) in Cash and Cash Equivalents	50.8	(282.7)
Cash and Cash Equivalents at Beginning of Period	672.8	611.3
Cash and Cash Equivalents at End of Period	$723.6	$328.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$36.6	$29.8
Income taxes, net	$149.0	$70.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of January 1, 2022, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and October 2, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed on March 2, 2022.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.
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
Effective for fiscal year 2022, the Company approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. While this change will impact the comparability of results with each of the fiscal quarters and the annual fiscal period in 2022, the impact is not expected to be material to our quarterly or annual results.
Change in Accounting Principle
As of January 2, 2022, the Company changed its methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 2 for additional information.
Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU becomes effective for fiscal years beginning after December 31, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

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

In addition, certain financial statement line items in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2021, Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and our Condensed Consolidated Balance Sheet as of January 1, 2022, were adjusted as follows (dollars in millions):

	As Originally Reported	Effect of Change	As Adjusted
Condensed Consolidated Statement of Operations for the three months ended October 2, 2021
Cost of Sales	$638.1	$(13.5)	$624.6
Provision for Income Taxes	$17.8	$3.2	$21.0
Net income attributable to Regal Rexnord Corporation	$69.5	$10.3	$79.8

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.71	$0.25	$1.96
Assuming Dilution	$1.70	$0.25	$1.95

Condensed Consolidated Statement of Operations for the nine months ended October 2, 2021
Cost of Sales	$1,842.2	$(24.1)	$1,818.1
Provision for Income Taxes	$57.2	$5.7	$62.9
Net income attributable to Regal Rexnord Corporation	$214.7	$18.4	$233.1

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$5.28	$0.45	$5.73
Assuming Dilution	$5.24	$0.45	$5.69

Condensed Consolidated Balance Sheet as of January 1, 2022
Inventories	$1,106.6	$85.8	$1,192.4
Deferred Income Taxes	$652.0	$27.7	$679.7
Retained Earnings	$1,854.5	$58.1	$1,912.6

Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2021
Net Income	$219.3	$18.4	$237.7
Change in Operating Assets and Liabilities	$(113.0)	$(18.4)	$(131.4)

Condensed Consolidated Statement of Comprehensive Income for the three months ended October 2, 2021
Comprehensive income attributable to Regal Rexnord Corporation	$39.9	$10.3	$50.2

Condensed Consolidated Statement of Comprehensive Income for the nine months ended October 2, 2021
Comprehensive income attributable to Regal Rexnord Corporation	$184.3	$18.4	$202.7

The following table presents approximate percentage distribution between major classes of inventories inclusive of the accounting method change discussed above:

	September 30, 2022	January 1, 2022
Raw Material and Work in Process	55.4%	43.4%
Finished Goods and Purchased Parts	44.6%	56.6%
Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.

Trade Receivables

The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate expected credit losses. The specific customer account analysis considers such items as, credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses. Trade receivables acquired in the Rexnord Transaction (see Note 3) were recorded at fair value at the acquisition date in an amount that reflected expected credit losses, and accordingly, an allowance for credit losses was not separately presented and disclosed. The allowance for credit losses has increased by approximately $10.5 million at September 30, 2022 when compared to January 1, 2022 primarily due to the presentation of post-merger trade receivables at carrying value, with an allowance for credit losses presented separately. There has not been a significant change in the amount of expected credit losses from the acquisition date to September 30, 2022.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification (dollars in millions):

	Useful Life in Years	September 30, 2022	January 1, 2022
Land and Improvements		$99.3	$109.1
Buildings and Improvements	3 - 50	387.8	449.6
Machinery and Equipment	3 - 15	1,102.5	1,164.8
Property, Plant and Equipment		1,589.6	1,723.5
Less: Accumulated Depreciation		(799.1)	(815.0)
Net Property, Plant and Equipment		$790.5	$908.5

For the three and nine months ended September 30, 2022, the Company recognized no material asset impairments. For the three and nine months ended October 2, 2021, the Company recognized $2.8 million and $5.1 million of asset impairments related to the transfer of assets to held for sale.

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

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region (in millions):

	Three Months Ended
September 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$203.0	$95.2	$248.3	$444.9	$991.4
Asia	42.6	44.7	7.0	43.1	137.4
Europe	35.4	11.9	10.5	92.1	149.9
Rest-of-World	8.9	11.7	13.4	12.6	46.6
Total	$289.9	$163.5	$279.2	$592.7	$1,325.3

October 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$189.5	$74.8	$236.7	$165.1	$666.1
Asia	41.8	49.9	8.3	8.0	108.0
Europe	26.1	11.5	11.0	26.2	74.8
Rest-of-World	11.3	11.8	12.4	8.3	43.8
Total	$268.7	$148.0	$268.4	$207.6	$892.7

	Nine Months Ended
September 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$619.7	$270.0	$741.1	$1,280.4	$2,911.2
Asia	129.4	121.7	25.2	115.9	392.2
Europe	102.0	37.5	38.2	293.1	470.8
Rest-of-World	34.0	33.7	42.1	89.2	199.0
Total	$885.1	$462.9	$846.6	$1,778.6	$3,973.2

October 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$519.7	$219.8	$673.1	$502.1	$1,914.7
Asia	141.3	140.0	25.3	22.3	328.9
Europe	77.5	35.2	30.9	74.8	218.4
Rest-of-World	36.5	34.6	35.5	25.1	131.7
Total	$775.0	$429.6	$764.8	$624.3	$2,593.7

3. HELD FOR SALE, DIVESTITURES AND ACQUISITIONS
Assets Held for Sale

The balances that were classified as Assets Held for Sale as of September 30, 2022 and January 1, 2022 were $10.8 million and $12.5 million, respectively.

2021 Acquisitions

Rexnord Transaction
On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Rexnord Merger Agreement”), the Company completed its combination with the Rexnord Process & Motion Control business (the “Rexnord PMC business”) of Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (ii) after which all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, a subsidiary of the Company (“Rexnord Merger Sub”) merged with and into Land (the “Rexnord Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Rexnord Merger Sub or their respective subsidiaries) were converted as of the effective time of the Rexnord Merger (the “Effective Time”) into the right to receive 0.22296103 shares of common stock, $0.01 par value per share, of the Company (“Company common stock”), as calculated in the Rexnord Merger Agreement.

As of the Effective Time, Land, which held the Rexnord PMC business, became a wholly owned subsidiary of the Company.

Pursuant to the Rexnord Merger, the Company issued approximately 27,055,945 shares of Company common stock to holders of Land common stock, which represents approximately 39.9% of the approximately 67,756,732 outstanding shares of Company common stock immediately following the Effective Time. In addition, holders of record of Company common stock as of October 1, 2021 received $6.99 per share of Company common stock pursuant to a previously announced special dividend in connection with the Transactions (the “Special Dividend”).

In connection with the Rexnord Transaction, two directors designated by Zurn were appointed to the Company's Board of Directors. The current chief executive officer of the Company continued as the chief executive officer of the combined company after the Rexnord Transaction and a majority of the senior management of the Company immediately prior the consummation of the Rexnord Transaction remained executive officers of the Company immediately after the Rexnord Transaction. The Company's management determined that the Company is the accounting acquirer in the Rexnord Transaction based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Rexnord PMC business, which have been measured at estimated fair value as of the date of the business combination.

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

The total consideration transferred for the acquisition of Land was approximately $4.0 billion. The total assets and liabilities assumed were based on the final balances per the terms included within the Separation and Distribution Agreement.

The final purchase price of the Rexnord PMC business consisted of the following (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of September 30, 2022

Fair value of Company common stock issued to Zurn (a)	$3,896.3	$—	$3,896.3
Stock based compensation (b)	47.1	—	47.1
Adjustment amount (c)	30.9	4.1	35.0
Land Financing Fees paid by the Company (d)	3.9	—	3.9
Preexisting Relationships (e)	(0.8)	—	(0.8)
Purchase price	$3,977.4	$4.1	$3,981.5

(a) Represents approximately 27 million new shares of Company common stock issued to Zurn stockholders in the exchange offer, based on the Company's October 4, 2021, closing share price of $151.00, less the Special Dividend amount of $6.99, which the Zurn stockholders were not entitled to receive.

(b) Represents fair value of replacement equity-based awards and Company common stock issued in settlement of other Zurn share based awards. The portion of the fair value attributable to pre-Rexnord Merger service was recorded as part of the consideration transferred in the Rexnord Merger - see Note 10.

(c) Represents working capital adjustment pursuant to the terms of the purchase agreement. The entire amount was settled and paid in cash by the Company as of March 31, 2022.

(d) Represents financing fees paid by the Company for the bridge facility that was negotiated in connection with the Rexnord Transaction and Land Term Facility (as defined in Note 7) that were determined to be costs of Zurn.

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

As of September 30, 2022, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The Company estimated the fair value of net assets acquired based on information available during the measurement period.

The final fair value of the assets acquired and liabilities and noncontrolling interests assumed were as follows (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of September 30, 2022

Cash and Cash Equivalents	$192.8	$—	$192.8
Trade Receivables	186.9	(4.4)	182.5
Inventories	262.5	(10.8)	251.7
Prepaid Expenses and Other Current Assets	21.0	—	21.0
Assets Held for Sale	1.4	—	1.4
Deferred Income Tax Benefits	8.8	(7.7)	1.1
Property, Plant and Equipment	412.3	(38.4)	373.9
Operating Lease Assets	46.4	—	46.4
Intangible Assets	1,831.0	23.0	1,854.0
Other Noncurrent Assets	12.3	12.3	24.6
Accounts Payable	(121.1)	—	(121.1)
Accrued Compensation and Benefits	(44.0)	2.6	(41.4)
Other Accrued Expenses	(55.7)	(4.0)	(59.7)
Current Operating Lease Liabilities	(8.1)	—	(8.1)
Current Maturities of Long-Term Debt	(2.5)	—	(2.5)
Long-Term Debt	(558.2)	—	(558.2)
Deferred Income Taxes	(508.2)	13.2	(495.0)
Pension and Other Post Retirement Benefits	(75.1)	—	(75.1)
Noncurrent Operating Lease Liabilities	(38.0)	—	(38.0)
Other Noncurrent Liabilities	(17.0)	(8.6)	(25.6)
Total Identifiable Net Assets	1,547.5	(22.8)	1,524.7
Goodwill	2,433.2	26.9	2,460.1
Noncontrolling Interests	(3.3)	—	(3.3)
Purchase price	$3,977.4	$4.1	$3,981.5

During the nine months ended September 30, 2022, the Company made a cash payment of $35.0 million to Zurn in connection with finalizing the acquisition date trade working capital. The preliminary purchase price allocations were also adjusted by the refinement of the estimated fair value of the assets received and liabilities assumed. The cumulative impact of the adjustments during the nine months ended September 30, 2022 resulted in $26.9 million of additional goodwill.

Results of the Rexnord PMC business Subsequent to the Acquisition

The financial results of the Rexnord PMC business have been included in the Company's Motion Control Solutions segment from the date of acquisition.

Arrowhead Transaction
On November 23, 2021, the Company acquired all of the outstanding equity interests of Arrowhead Systems, LLC ("Arrowhead") (the "Arrowhead Transaction"), for $315.6 million in cash, net of $1.1 million of cash acquired. Arrowhead is a global leader in providing industrial process automation solutions including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Arrowhead is now known as the Automation Solutions business unit, which is a part of the Conveying division of the Company's Motion Control Solutions segment.

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

As of September 30, 2022, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The Company estimated the fair value of net assets acquired based on information available during the measurement period.
The final fair value of the assets acquired and liabilities assumed were as follows (in millions):

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of September 30, 2022

Cash and Cash Equivalents	$1.1	$—	$1.1
Trade Receivables	19.1	(0.3)	18.8
Inventories	12.8	—	12.8
Prepaid Expenses and Other Current Assets	7.6	—	7.6
Property, Plant and Equipment	3.7	—	3.7
Intangible Assets(1)	160.0	—	160.0
Accounts Payable	(4.7)	—	(4.7)
Accrued Compensation and Benefits	(2.6)	—	(2.6)
Other Accrued Expenses	(25.0)	—	(25.0)
Total Identifiable Net Assets	172.0	(0.3)	171.7
Goodwill	143.6	0.3	143.9
Purchase price	$315.6	$—	$315.6
(1) Includes $124.0 million related to Customer Relationships, $18.0 million related to Trademarks and $18.0 million related to Technology.

The cumulative impact of the adjustments during the nine months ended September 30, 2022 resulted in $0.3 million of additional goodwill.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three and nine months ended September 30, 2022 and October 2, 2021 (in millions):

	Three Months Ended
September 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$2.9	$(13.5)	$(321.6)	$(332.2)
Other Comprehensive Loss before Reclassifications	(4.6)	—	(179.5)	(184.1)
Tax Impact	1.1	—	—	1.1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2.1)	0.2	—	(1.9)
Tax Impact	0.5	—	—	0.5
Net Current Period Other Comprehensive (Loss) Income	(5.1)	0.2	(179.5)	(184.4)
Ending Balance	$(2.2)	$(13.3)	$(501.1)	$(516.6)

October 2, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$34.1	$(30.4)	$(167.8)	$(164.1)
Other Comprehensive (Loss) Income before Reclassifications	(4.5)	0.1	(15.5)	(19.9)
Tax Impact	1.1	—	—	1.1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(14.6)	0.4	—	(14.2)
Tax Impact	3.5	(0.1)	—	3.4
Net Current Period Other Comprehensive (Loss) Income	(14.5)	0.4	(15.5)	(29.6)
Ending Balance	$19.6	$(30.0)	$(183.3)	$(193.7)

	Nine Months Ended
September 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$21.0	$(14.3)	$(201.8)	$(195.1)
Other Comprehensive (Loss) Income before Reclassifications	(13.6)	0.5	(299.3)	(312.4)
Tax Impact	3.3	—	—	3.3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(16.9)	0.6	—	(16.3)
Tax Impact	4.0	(0.1)	—	3.9
Net Current Period Other Comprehensive (Loss) Income	(23.2)	1.0	(299.3)	(321.5)
Ending Balance	$(2.2)	$(13.3)	$(501.1)	$(516.6)

October 2, 2021	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$23.5	$(31.1)	$(155.7)	$(163.3)
Other Comprehensive Income (Loss) before Reclassifications	32.2	0.1	(27.6)	4.7
Tax Impact	(7.7)	—	—	(7.7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(37.4)	1.3	—	(36.1)
Tax Impact	9.0	(0.3)	—	8.7
Net Current Period Other Comprehensive (Loss) Income	(3.9)	1.1	(27.6)	(30.4)
Ending Balance	$19.6	$(30.0)	$(183.3)	$(193.7)

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

The following table presents changes to goodwill during the nine months ended September 30, 2022 (in millions):

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Balance as of January 1, 2022	$4,039.2	$428.9	$128.8	$330.5	$3,151.0
Acquisition and Valuation Adjustments	27.2	—	—	—	27.2
Translation Adjustments	(97.6)	(12.6)	(3.9)	(0.9)	(80.2)
Balance as of September 30, 2022	$3,968.8	$416.3	$124.9	$329.6	$3,098.0

Cumulative Goodwill Impairment Charges	$328.7	$183.2	$105.1	$17.2	$23.2
Intangible Assets
The following table presents intangible assets (in millions):

		September 30, 2022		January 1, 2022
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Amortizable Intangible Assets:
Customer Relationships	16	$2,284.1	$488.7	$2,335.4	$405.0
Technology	13	242.8	120.4	250.1	114.1
Trademarks	10	384.9	63.4	400.0	37.2
Patent and Engineering Drawings	5	16.6	16.6	16.6	16.6
		$2,928.4	$689.1	$3,002.1	$572.9

Intangible Assets, Net of Amortization		$2,239.3		$2,429.2

Amortization expense recorded for the three and nine months ended September 30, 2022 was $45.6 million and $139.4 million, respectively. Amortization expense recorded for the three and nine months ended October 2, 2021 was $10.5 million and $32.8 million, respectively. Amortization expense for fiscal year 2022 is estimated to be $187.0 million. There were no intangible asset impairments during the three and nine months ended September 30, 2022 and October 2, 2021, respectively.
The following table presents future estimated annual amortization for intangible assets (in millions):

Year	Estimated Amortization
2023	$186.6
2024	186.0
2025	184.0
2026	180.6
2027	146.8

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
The following sets forth certain financial information attributable to the Company's operating segments for the three and nine months ended September 30, 2022 and October 2, 2021 (in millions):

	Three Months Ended
September 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
External Sales	$289.9	$163.5	$279.2	$592.7	$—	$1,325.3
Intersegment Sales	7.8	0.3	0.8	1.3	(10.2)	—
Total Sales	297.7	163.8	280.0	594.0	(10.2)	1,325.3
Gross Profit	78.2	40.2	61.2	228.1	—	407.7
Operating Expenses	38.7	24.5	29.8	140.8	—	233.8
Total Operating Expenses	38.7	24.5	29.8	140.8	—	233.8
Income from Operations	39.5	15.7	31.4	87.3	—	173.9
Depreciation and Amortization	7.2	3.3	4.4	59.2	—	74.1
Capital Expenditures	5.2	2.4	7.2	7.2	—	22.0

October 2, 2021
External Sales	$268.7	$148.0	$268.4	$207.6	$—	$892.7
Intersegment Sales	22.5	7.7	4.4	0.7	(35.3)	—
Total Sales	291.2	155.7	272.8	208.3	(35.3)	892.7
Gross Profit*	75.8	28.4	84.7	79.2	—	268.1
Operating Expenses	40.4	19.5	29.1	55.4	—	144.4
Asset Impairments	—	—	—	2.8	—	2.8
Total Operating Expenses	40.4	19.5	29.1	58.2	—	147.2
Income from Operations*	35.4	8.9	55.6	21.0	—	120.9
Depreciation and Amortization	7.2	5.8	4.4	13.1	—	30.5
Capital Expenditures	4.8	2.3	2.5	3.6	—	13.2

	Nine Months Ended
September 30, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
External Sales	$885.1	$462.9	$846.6	$1,778.6	$—	$3,973.2
Intersegment Sales	18.3	0.8	3.3	3.9	(26.3)	—
Total Sales	903.4	463.7	849.9	1,782.5	(26.3)	3,973.2
Gross Profit	254.6	115.5	219.0	674.0	—	1,263.1
Operating Expenses	120.5	70.7	91.8	441.4	—	724.4
Total Operating Expenses	120.5	70.7	91.8	441.4	—	724.4
Income from Operations	134.1	44.8	127.2	232.6	—	538.7
Depreciation and Amortization	22.3	10.3	13.2	184.6	—	230.4
Capital Expenditures	14.0	6.6	16.1	17.9	—	54.6

October 2, 2021
External Sales	$775.0	$429.6	$764.8	$624.3	$—	$2,593.7
Intersegment Sales	59.9	18.7	13.8	2.2	(94.6)	—
Total Sales	834.9	448.3	778.6	626.5	(94.6)	2,593.7
Gross Profit*	212.1	83.8	235.6	244.1	—	775.6
Operating Expenses	118.7	65.7	86.8	161.7	—	432.9
Asset Impairments	1.8	—	0.5	2.8	—	5.1
Total Operating Expenses	120.5	65.7	87.3	164.5	—	438.0
Income from Operations*	91.6	18.1	148.3	79.6	—	337.6
Depreciation and Amortization	22.8	17.4	12.5	40.1	—	92.8
Capital Expenditures	12.6	8.0	8.7	8.2	—	37.5

The following table presents identifiable assets information attributable to the Company's operating segments as of September 30, 2022 and January 1, 2022 (in millions):

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Identifiable Assets as of September 30, 2022	$1,256.8	$874.1	$1,005.0	$7,113.1	$10,249.0
Identifiable Assets as of January 1, 2022*	1,264.0	859.9	982.7	7,260.8	10,367.4
*Includes the retrospective effect of changing accounting methods for valuing certain inventories to the FIFO cost method from the LIFO cost method. See Note 2 for additional information.

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of September 30, 2022 and January 1, 2022 (in millions):

	September 30, 2022	January 1, 2022
Term Facility	$543.1	$620.0
Senior Notes	500.0	—
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	600.0	736.7
Other	74.5	78.7
Less: Debt Issuance Costs	(8.5)	(3.7)
Total	2,195.9	1,918.5
Less: Current Maturities	30.7	4.9
Long-Term Debt	$2,165.2	$1,913.6
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

The weighted average interest rate on the Term Facility for the three months ended September 30, 2022 and October 2, 2021 was 3.4% and 1.3%, respectively. The weighted average interest rate on the Term Facility for the nine months ended September 30, 2022 and October 2, 2021 was 2.2% and 1.4%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions.
At September 30, 2022, the Company had $600.0 million of borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility, and $399.8 million of available borrowing capacity. For the three months ended September 30, 2022 and October 2, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $600.5 million and $106.5 million, respectively, and the weighted average interest rate was 3.5% and 1.3%, respectively. For the nine months ended September 30, 2022 and October 2, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $719.0 million and $38.8 million, respectively, and the weighted average interest rate was 2.2% and 1.4%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

As of September 30, 2022, the Company had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility for three months ended September 30, 2022 was 3.5%. The weighted average interest rate on the Land Term Facility for nine months ended September 30, 2022 was 2.3%.

Senior Notes
On April 7, 2022, the Company entered into a Note Purchase Agreement with certain institutional accredited investors (the "Note Purchase Agreement") for the issuance and sale of $500,000,000 aggregate principal amount of 3.90% senior notes due April 7, 2032 (the "Senior Notes"), in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the net proceeds from the offering for general corporate purposes.

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
Compliance with Financial Covenants
The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Note Purchase Agreement contains financial covenants consistent with the financial covenants in the Credit Agreement. The Company was in compliance with all financial covenants contained in the Credit Agreement and Note Purchase Agreement as of September 30, 2022.
Other Notes Payable

At September 30, 2022, other notes payable of approximately $74.5 million were outstanding with a weighted average interest rate of 5.1%. At January 1, 2022, other notes payable of approximately $78.7 million were outstanding with a weighted average rate of 5.2%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14), the approximate fair value of the Company's total debt was $2,128.7 million and $1,918.5 million as of September 30, 2022 and January 1, 2022, respectively.

8. RETIREMENT AND POST RETIREMENT HEALTH CARE PLANS

The following table presents the Company’s net periodic benefit cost (income) components (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
Service Cost	$0.2	$0.3	$1.0	$0.9
Interest Cost	3.5	1.5	10.6	4.4
Expected Return on Plan Assets	(4.9)	(3.1)	(15.2)	(9.3)
Amortization of Prior Service Cost and Net Actuarial Loss	0.2	0.4	0.6	1.3
Net Periodic Benefit Income	$(1.0)	$(0.9)	$(3.0)	$(2.7)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended September 30, 2022 and October 2, 2021, the Company contributed $1.5 million and $1.3 million, respectively, to post retirement plans. For the nine months ended September 30, 2022 and October 2, 2021, the Company contributed $4.5 million and $4.1 million, respectively. The Company expects to make total contributions of $7.6 million in 2022. The Company contributed a total of $6.0 million in fiscal 2021.

9. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares. During the three and nine months ended September 30, 2022, the Company purchased and retired 391,991 shares or $55.2 million and 1,698,227 shares or $239.2 million of common stock, respectively. The Company did not repurchase and retire any common stock during the nine months ended October 2, 2021.

As of September 30, 2022, there was approximately $195.0 million in common stock available for repurchase under the October 2021 program.

Share-Based Compensation

The Company recognized approximately $5.8 million and $3.7 million in share-based compensation expense for the three months ended September 30, 2022 and October 2, 2021, respectively, and approximately $17.0 million and $11.5 million for the nine months ended September 30, 2022 and October 2, 2021, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.3 million and $0.7 million for the three months ended September 30, 2022 and October 2, 2021, respectively, and $4.0 million and $2.0 million for the nine months ended September 30, 2022 and October 2, 2021, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the nine months ended September 30, 2022, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs	135,816	$41.05
Restricted Stock Awards	10,287	$131.27
Restricted Stock Units	90,321	$148.20
Performance Share Units	40,763	$174.91
See Note 9, Shareholders' Equity, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 1, 2022, for further information regarding share-based compensation.

10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2022 was 21.4% versus 20.5% for the three months ended October 2, 2021. The effective tax rate for the nine months ended September 30, 2022 and October 2, 2021 was 21.9% and 20.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the same period in the prior year primarily driven by the jurisdictional mix of earnings related to the impact of the Rexnord Transaction in fiscal 2021.
As of September 30, 2022 and January 1, 2022, the Company had approximately $8.9 million and $8.8 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $1.3 million and $1.3 million of accrued interest as of September 30, 2022 and January 1, 2022, respectively.
With few exceptions, the Company is no longer subject to US Federal and state/local income tax examinations by tax authorities for years prior to 2018, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2017.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.3 million and 0.1 million for the three months ended September 30, 2022 and October 2, 2021, respectively. The amount of the anti-dilutive shares were 0.2 million and 0.1 million for the nine months ended September 30, 2022 and October 2, 2021, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended September 30, 2022 and October 2, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
Denominator for Basic Earnings Per Share	66.3	40.7	66.8	40.7
Effect of Dilutive Securities	0.4	0.3	0.4	0.3
Denominator for Diluted Earnings Per Share	66.7	41.0	67.2	41.0

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
The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business' acquisition of the Stearns business from Invensys plc ("Invensys"), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, the Company's subsidiary, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries' property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. The soil excavation work and transporting and disposing of the excavated material was completed in October 2020. An AS/SVE system construction was completed in February 2022 and is anticipated to operate for three years. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 30, 2022 and October 2, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
Beginning Balance	$23.4	$16.7	$23.0	$15.5
Less: Payments	(6.3)	(3.8)	(19.6)	(12.5)
Provisions	9.1	5.7	23.1	15.7
Translation Adjustments	(0.4)	—	(0.7)	(0.1)
Ending Balance	$25.8	$18.6	$25.8	$18.6
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 30, 2022 or October 2, 2021.
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
At September 30, 2022, the Company had $12.4 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, the Company had $5.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that was subsequently realized in earnings when the hedged items impacted earnings.
As of September 30, 2022, the Company had the following currency forward contracts outstanding (with maturities extending through December 2023) to hedge forecasted foreign currency cash flows (in millions):

Notional Amount (in US Dollars)
Chinese Renminbi	$201.4
Mexican Peso	181.0
Euro	204.7
Indian Rupee	49.3
Australian Dollar	0.5
British Pound	1.6

As of September 30, 2022, the Company had the following commodity forward contracts outstanding (with maturities extending through February 2024) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item (in millions)):

Notional Amount
Copper	$126.4
Aluminum	5.5

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
The following table presents the fair values of derivative instruments as of September 30, 2022 and January 1, 2022 (in millions):

	September 30, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$8.9	$—	$—
Currency Contracts	8.9	0.6	9.3	0.7
Commodity Contracts	—	—	23.8	2.5
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	1.0	—
Commodity Contracts	—	—	0.5	0.1
Total Derivatives	$9.2	$9.5	$34.6	$3.3

	January 1, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—	$—
Currency Contracts	8.3	0.7	1.3	—
Commodity Contracts	8.9	0.1	1.2	0.5
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.4	—
Commodity Contracts	0.4	—	—	0.1
Total Derivatives	$17.9	$6.1	$2.9	$0.6

The following table presents the effect of derivative instruments on the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (pre-tax) (in millions):
Derivatives Designated as Cash Flow Hedging Instruments

	Three Months Ended
	September 30, 2022				October 2, 2021
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(12.3)	$(2.4)	$10.1	$(4.6)	$(2.6)	$(1.7)	$(0.2)	$(4.5)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
(Loss) Gain Recognized in Cost of Sales	(0.7)	2.7	—	2.0	11.4	3.3	—	14.7
Gain (Loss) Recognized in Interest Expense	—	—	0.1	0.1	—	—	(0.2)	(0.2)

	Nine Months Ended
	September 30, 2022				October 2, 2021
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(34.5)	$2.0	$18.9	$(13.6)	$22.4	$6.0	$3.8	$32.2
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1	—	0.2	—	0.2
Gain Recognized in Cost of Sales	8.9	8.1	—	17.0	25.2	9.9	—	35.1
Gain Recognized in Operating Expenses	—	—	—	—	—	2.2	—	2.2
Loss Recognized in Interest Expense	—	—	(0.2)	(0.2)	—	—	(0.1)	(0.1)

Derivatives Not Designated as Cash Flow Hedging Instruments (in millions):

	Three Months Ended
	September 30, 2022		October 2, 2021
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
(Loss) Gain recognized in Cost of Sales	$(0.3)	$—	$0.1	$—
(Loss) Gain recognized in Operating Expenses	—	(2.9)	—	1.8

	Nine Months Ended
	September 30, 2022		October 2, 2021
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
(Loss) Gain recognized in Cost of Sales	$(0.9)	$—	$0.5	$—
Gain recognized in Operating Expenses	—	2.1	—	3.9

The net AOCI hedging component balance of a $(2.2) million loss at September 30, 2022 includes $14.5 million of net current deferred gains expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis at September 30, 2022 and January 1, 2022.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements (in millions):

	September 30, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.2	$(5.4)	$3.8
Other Noncurrent Assets:
Derivative Currency Contracts	0.6	—	0.6
Other Accrued Expenses:
Derivative Currency Contracts	10.3	(5.4)	4.9
Derivative Commodity Contracts	24.3	—	24.3
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.7	—	0.7
Derivative Commodity Contracts	2.6	—	2.6

	January 1, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.6	$(1.7)	$6.9
Derivative Commodity Contracts	9.3	(1.2)	8.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	—	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Other Accrued Expenses:
Derivative Currency Contracts	1.7	(1.7)	—
Derivative Commodity Contracts	1.2	(1.2)	—
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.6	(0.1)	0.5

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 30, 2022 and January 1, 2022, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 for disclosure of the approximate fair value of the Company's debt at September 30, 2022 and January 1, 2022.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and January 1, 2022 (in millions):

	September 30, 2022	January 1, 2022	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$9.2	$8.6	Level 2
Derivative Commodity Contracts	—	9.3	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	6.2	6.8	Level 1
Derivative Currency Contracts	0.6	0.7	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Interest Rate Swap	8.9	5.3	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	10.3	1.7	Level 2
Derivative Commodity Contracts	24.3	1.2	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.7	—	Level 2
Derivative Commodity Contracts	2.6	0.6	Level 2
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

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 30, 2022 and October 2, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
Beginning Balance	$6.4	$2.5	$5.0	$2.0
Provision	20.9	2.2	36.7	5.4
Less: Payments/ Other	13.0	3.1	27.4	5.8
Ending Balance	$14.3	$1.6	$14.3	$1.6

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and nine months ended September 30, 2022 and October 2, 2021, respectively (in millions):

	Three Months Ended
	September 30, 2022			October 2, 2021
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$13.4	$1.2	$14.6	$0.2	$0.2	$0.4
Facility Related Costs	5.9	0.1	6.0	1.5	—	1.5
Other Expenses	0.3	—	0.3	0.2	0.1	0.3
Total Restructuring Costs	$19.6	$1.3	$20.9	$1.9	$0.3	$2.2

	Nine Months Ended
	September 30, 2022			October 2, 2021
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$19.6	$3.8	$23.4	$0.6	$0.8	$1.4
Facility Related Costs	11.9	0.6	12.5	3.1	0.3	3.4
Other Expenses	0.4	0.4	0.8	0.5	0.1	0.6
Total Restructuring Costs	$31.9	$4.8	$36.7	$4.2	$1.2	$5.4

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three and nine months ended September 30, 2022 and October 2, 2021 (in millions):

Restructuring Costs - Three Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
September 30, 2022	$20.9	$0.4	$0.1	$8.2	$12.2
October 2, 2021	$2.2	$0.1	$0.8	$0.1	$1.2

Restructuring Costs - Nine Months Ended	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
September 30, 2022	$36.7	$1.4	$0.4	$8.9	$26.0
October 2, 2021	$5.4	$0.4	$1.6	$0.7	$2.7

The Company's current restructuring activities are expected to continue through 2023. The Company expects to record aggregate future charges of approximately $12.0 million in 2022. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

16. SUBSEQUENT EVENT
The Company has evaluated subsequent events since September 30, 2022, the date of these financial statements.
On October 26, 2022, the Company entered into a definitive agreement (the “Altra Merger Agreement”) with Altra Industrial Motion Corp. (“Altra”) and Aspen Sub, Inc., the Company’s wholly owned subsidiary (“Aspen Sub”), to acquire all of the issued and outstanding common stock of Altra for $62.00 per common share, which implies an enterprise value of Altra of approximately $4.95 billion. Pursuant to the terms of the Altra Merger Agreement, Aspen Sub will merge with and into Altra, with Altra surviving the transaction as the Company’s wholly owned subsidiary (the “Altra Transaction”).
In connection with the Altra Transaction, on October 26, 2022, the Company entered into a debt commitment letter (the “Commitment Letter”) and related fee letters with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which, and subject to the terms and conditions set forth therein, JPMorgan committed to provide (x) approximately $5.5 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (the “Altra Bridge Facility”) and (y) in the event, the Company does not obtain certain required consents from the lenders under the Credit Agreement (as such term is defined below), a backstop credit facility in an aggregate principal amount of up to approximately $2.03 billion, consisting of a $1.0 billion backstop revolving credit facility and approximately $1.03 billion backstop term loan facilities (collectively, the “Backstop Facility”). The proceeds of the loans under the Altra Bridge Facility may be used by the Company to finance, in part, the Altra Transaction, and for general corporate purposes, including the payment of fees and expenses incurred in connection with the Altra Transaction. The proceeds of the loans under the Backstop Facility would be used by the Company to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement and accrued and unpaid interest thereon in the event that the Company does not obtain certain required consents from the lenders under the Credit Agreement. The Altra Bridge Facility and Backstop Facility are subject to customary closing conditions, including that substantially concurrently with the initial funding under the applicable facility, the Altra Transaction shall be consummated. The Company may also repay or seek amendments to its other outstanding indebtedness in connection with the Altra Transaction. The Company anticipates incurring significant fees and expenses in connection with the Altra Transaction, the amount of which is uncertain and will depend on the nature of the financing ultimately employed in connection with the transaction. The Company expects to seek permanent financing for the Altra Transaction in the future in the form of bank debt and bond issuance.
Closing of the Altra Transaction is subject to various closing conditions, including the approval of Altra’s stockholders, the receipt of certain regulatory approvals and other customary closing conditions.

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

COVID-19 Update
The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. Currently our expectation is that the impact of cost inflation, including labor, energy, freight and logistics costs, as well as supplier component input availability will continue throughout 2022.
The public health situation, continued global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. The Company will continue to proactively respond to the situation and may take further actions that alter our business activity as may be required by governmental authorities, or that we determine are in the best interests of our employees and operations.
Altra Transaction
On October 26, 2022 we entered into a definitive agreement (the “Altra Merger Agreement”) with Altra Industrial Motion Corp. (“Altra”) and Aspen Sub, Inc., our wholly owned subsidiary (“Aspen Sub”), to acquire all of the issued and outstanding common stock of Altra for $62.00 per common share, or a total preliminary purchase price of $4.95 billion. Pursuant to the terms of the Altra Merger Agreement, subject to the satisfaction or waiver of specified conditions, Aspen Sub will merge with and into Altra, with Altra surviving the transaction as our wholly owned subsidiary (the “Altra Transaction”).
In connection with the Altra Transaction, we have entered into certain financing arrangements, which are described more fully below under “Liquidity and Capital Resources.”
Closing of the Altra Transaction is subject to various closing conditions, including the approval of Altra’s stockholders, the receipt of certain regulatory approvals and other customary closing conditions. See “Risk Factors - Risks Relating to Our Merger, Acquisition and Divestiture Activity - We and Altra may be unable to satisfy the conditions or obtain the approvals required to complete the Altra Transaction”.
The Altra Transaction is described more fully in our Current Report on Form 8-K filed with the SEC on October 27, 2022 and this description is qualified in its entirety by the description set forth therein.
Rexnord and Arrowhead Transactions
On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021 (the “Rexnord Merger Agreement”), we completed our combination with the Rexnord PMC business of Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (1) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the distributions, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, one of our subsidiaries (“Rexnord Merger Sub”) merged with and into Land (the “Rexnord Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, Rexnord Merger Sub or their respective subsidiaries) were converted into the right to receive 0.22296103 shares of our common stock, $0.01 par value per share (“Company common stock”), as calculated in the Rexnord Merger Agreement. When the Rexnord Merger was completed, Land which held the Rexnord PMC business, became our wholly owned subsidiary.

Pursuant to the Rexnord Merger, we issued 27,055,945 shares of common stock to holders of Land common stock, which represented approximately 39.9% of the 67,756,732 outstanding shares of Company common stock immediately following the completion of the Rexnord Merger.

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

Change in Fiscal Year End

At a meeting of the Board of Directors of Regal Rexnord Corporation on October 26, 2021, the Board approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31, effective beginning with fiscal year 2022. We made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. However, the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2022 and in future filings. We believe this change will provide numerous benefits, including aligning our reporting periods to be more consistent with peer companies.

Change in Accounting Principle

As of January 2, 2022, we changed our methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of this change have been retrospectively applied to all periods presented.
2022 Outlook
We continue to expect high single digit organic sales growth. We expect to see positive impacts from the Rexnord and Arrowhead Transactions, price realization and new products and other growth initiatives, partially offset by inflationary impacts, supply chain disruptions and foreign currency translation headwinds.

Results of Operations
Three Months Ended September 30, 2022 Compared to October 2, 2021
Net sales increased $432.6 million or 48.5% for the third quarter 2022 compared to the third quarter 2021. The increase consisted of positive impact from acquisitions of 42.8% and positive organic sales of 8.2% offset by negative foreign currency translation of 2.5%. The increase was primarily driven by sales increases in North American markets and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $139.6 million or 52.1% for the third quarter 2022 as compared to the third quarter 2021. The increase in gross profit was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses and higher price realization, partially offset by increased freight and material costs and restructuring costs. Total operating expenses for the third quarter 2022 increased $86.6 million or 58.8% as compared to the third quarter 2021. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher employee related wage and benefit costs and intangible asset amortization partially offset by lower transaction costs.
Commercial Systems segment net sales for the third quarter 2022 were $289.9 million, an increase of $21.2 million or 7.9% as compared to the third quarter 2021. The increase consisted of positive organic sales of 11.5% offset by negative foreign currency translation of 3.6%. The increase was primarily driven by strong price realization and share gains, with particular strength in the North America commercial HVAC and general industrial markets. Gross profit increased $2.4 million or 3.2% as compared to the third quarter 2021. The increase in gross profit was primarily driven by the increase in price partially offset by higher material costs due to inflation. Total operating expenses for the third quarter 2022 were $38.7 million compared to $40.4 million in the third quarter 2021. The $1.7 million or 4.2% decrease was primarily driven by foreign exchange gains.
Industrial Systems segment net sales for the third quarter 2022 were $163.5 million, an increase of $15.5 million or 10.5% as compared to the third quarter 2021. The increase consisted of positive organic sales of 14.7% offset by negative foreign currency translation of 4.2%. The increase was primarily driven by strong price realization and growth in the North America general industrial market, partially offset by weakness in China. Gross profit increased $11.8 million or 41.5% as compared to the third quarter 2021. The increase in gross profit was primarily driven by the increase in volume and price realization, partially offset by material inflation. Total operating expenses for the third quarter 2022 and 2021 were $24.5 million and $19.5 million, respectively. The increase in operating expenses was primarily driven by higher employee wages and commissions partially offset by foreign exchange gains.
Climate Solutions segment net sales were $279.2 million, an increase of $10.8 million or 4.0% as compared to the third quarter 2021. The increase consisted of positive organic sales of 4.9% offset by negative foreign currency translation of 0.9%. The increase was primarily due to price increases and share gains partially offset by lower volumes resulting from slowing market demand. Gross profit decreased $23.5 million or 27.7% compared to the third quarter 2021. The decrease in gross profit was primarily driven by material and freight inflation and restructuring charges, partially offset by higher price realization. Total operating expenses for the third quarter 2022 were $29.8 million compared to $29.1 million in the third quarter 2021. The slight increase was primarily due to higher legal costs .

Motion Control Solutions segment net sales for the third quarter 2022 were $592.7 million, an increase of $385.1 million or 185.5% compared to third quarter 2021 net sales of $207.6 million. The increase consisted of positive impact from acquisitions of 184.1% and positive organic sales of 3.6% offset by negative foreign currency of 2.2%. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses in addition to strength in industrial markets and price realization, partially offset by weakness in the China wind market. Gross profit for the third quarter 2022 increased $148.9 million or 188.0%. The increase was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher sales volume and lower overhead cost driven by cost reduction initiatives partially offset by higher restructuring expense related to the continued execution of the cost savings and synergies strategy developed in conjunction with the Rexnord Transaction. Total operating expenses for the third quarter 2022 increased $82.6 million as compared to the third quarter 2021, primarily due to the acquisitions of the Rexnord PMC and Arrowhead businesses, including higher intangible asset amortization, partially offset by lower transaction costs.
Nine Months Ended September 30, 2022 Compared to October 2, 2021
Net sales increased $1,379.5 million or 53.2% for the nine months ended September 30, 2022 compared to the nine months ended October 2, 2021. The increase consisted of positive impact of acquisitions of 43.3% and positive organic sales of 11.6% offset by negative foreign currency translation of 1.8%. The increase was primarily driven by sales increases in North American markets and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $487.5 million or 62.9% for the nine months ended September 30, 2022 as compared to the nine months ended October 2, 2021. The increase in gross profit was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses and 80/20 actions, partially offset by increased freight and material costs and restructuring costs. Total operating expenses for the nine months ended September 30, 2022 increased $286.4 million or 65.4% as compared to the nine months ended October 2, 2021. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher employee related wage and benefit costs and intangible asset amortization partially offset by lower transaction costs.
Commercial Systems segment net sales for the nine months ended September 30, 2022 were $885.1 million, an increase of $110.1 million or 14.2% as compared to the nine months ended October 2, 2021. The increase consisted of positive organic sales of 16.6% and offset by negative foreign currency translation of 2.4%. The increase was primarily driven by strong price realization and share gains, with particular strength in the North America commercial HVAC and general industrial markets as well as solid gains in the pool pump and air moving businesses. Gross profit increased $42.5 million or 20.0% as compared to the nine months ended October 2, 2021. The increase in gross profit was primarily driven by the increase in price partially offset by higher material costs due to inflation. Total operating expenses for the nine months ended September 30, 2022 were flat compared to the nine months ended October 2, 2021.
Industrial Systems segment net sales for the nine months ended September 30, 2022 were $462.9 million, an increase of $33.3 million or 7.8% as compared to the nine months ended October 2, 2021. The increase consisted of positive organic sales of 10.5% and offset by negative foreign currency translation of 2.7%. The increase was primarily driven by strength in the data center market for generators, demand for industrial motors in North America and price increases. Gross profit increased $31.7 million or 37.8% for the nine months ended September 30, 2022 as compared to the nine months ended October 2, 2021. The increase in gross profit was primarily driven by the increase in volume and price realization, partially offset by material inflation. Total operating expenses for the nine months ended September 30, 2022 and October 2, 2021 were $70.7 million and $65.7 million, respectively. The increase in operating expenses was primarily driven by increased employee wages, commissions partially offset by foreign exchange gains.
Climate Solutions segment net sales were $846.6 million, an increase of $81.8 million or 10.7% as compared to the nine months ended October 2, 2021. The increase consisted of positive organic sales of 11.3% offset by negative foreign currency translation of 0.6%. The increase was primarily due to price increases and share gains partially offset by lower volumes resulting from slowing market demand. Gross profit decreased $16.6 million or 7.0% compared to the nine months ended October 2, 2021. The decrease in gross profit was primarily driven by material and freight inflation, lower volumes, increased restructuring costs and 80/20 actions. Total operating expenses for the nine months ended September 30, 2022 were $91.8 million compared to $87.3 million in the nine months ended October 2, 2021. The increase was primarily due to higher expenses related to commissions, travel, compensation and benefits.

Motion Control Solutions segment net sales for the nine months ended September 30, 2022 were $1,778.6 million, an increase of $1,154.3 million or 184.9% compared to nine months ended October 2, 2021 net sales of $624.3 million. The increase consisted of positive impact from acquisitions of 180.0% and positive organic sales of 6.6% offset by negative foreign currency of 1.7%. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses in addition to strength in alternative energy, the North America general industrial market, the Aerospace business and meaningful share gains tied to our industrial powertrain offering. Gross profit for the nine months ended September 30, 2022 increased $429.9 million or 176.1%. The increase was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher sales volume and lower overhead cost driven by cost reduction initiatives partially offset by higher restructuring expense. Total operating expenses for the nine months ended September 30, 2022 increased $276.9 million as compared to the nine months ended October 2, 2021, primarily due to the acquisitions of the Rexnord PMC and Arrowhead businesses, including intangible asset amortization, partially offset by lower transaction costs.

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 2, 2021	September 30, 2022	October 2, 2021
(Dollars in Millions)
Net Sales:
Commercial Systems	$289.9	$268.7	$885.1	$775.0
Industrial Systems	163.5	148.0	462.9	429.6
Climate Solutions	279.2	268.4	846.6	764.8
Motion Control Solutions	592.7	207.6	1,778.6	624.3
Consolidated	$1,325.3	$892.7	$3,973.2	$2,593.7

Gross Profit as a Percent of Net Sales:
Commercial Systems	27.0%	28.2%	28.8%	27.4%
Industrial Systems	24.6%	19.2%	25.0%	19.5%
Climate Solutions	21.9%	31.6%	25.9%	30.8%
Motion Control Solutions	38.5%	38.2%	37.9%	39.1%
Consolidated	30.8%	30.0%	31.8%	29.9%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	13.3%	15.0%	13.6%	15.3%
Industrial Systems	15.0%	13.2%	15.3%	15.3%
Climate Solutions	10.7%	10.8%	10.8%	11.3%
Motion Control Solutions	23.8%	26.7%	24.8%	25.9%
Consolidated	17.6%	16.2%	18.2%	16.7%

Income from Operations as a Percent of Net Sales:
Commercial Systems	13.6%	13.2%	15.2%	11.8%
Industrial Systems	9.6%	6.0%	9.7%	4.2%
Climate Solutions	11.2%	20.7%	15.0%	19.4%
Motion Control Solutions	14.7%	10.1%	13.1%	12.8%
Consolidated	13.1%	13.5%	13.6%	13.0%

Income from Operations	$173.9	$120.9	$538.7	$337.6
Other Income, Net	(1.3)	(1.2)	(4.1)	(3.6)
Interest Expense	21.4	22.0	43.8	46.1
Interest Income	(1.3)	(2.3)	(3.2)	(5.5)
Income before Taxes	155.1	102.4	502.2	300.6
Provision for Income Taxes	33.2	21.0	110.0	62.9
Net Income	121.9	81.4	392.2	237.7
Less: Net Income Attributable to Noncontrolling Interests	2.1	1.6	4.8	4.6
Net Income Attributable to Regal Rexnord Corporation	$119.8	$79.8	$387.4	$233.1

The effective tax rate for the three months ended September 30, 2022 was 21.4% versus 20.5% for the three months ended October 2, 2021. The effective tax rate for the nine months ended September 30, 2022 was 21.9% versus 20.9% for the nine months ended October 2, 2021. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the same period in the prior fiscal year primarily driven by the jurisdictional mix of earnings related to the impact of the Rexnord Transaction in fiscal 2021.

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

Cash flow provided by operating activities was $238.0 million for the nine months ended September 30, 2022, a $20.1 million decrease from the nine months ended October 2, 2021. The change is a result of an increase in working capital which is partially offset by proceeds received from the early termination of interest rate swaps for the nine months ended September 30, 2022 compared to the nine months ended October 2, 2021.

Cash flow used in investing activities was $84.1 million for the nine months ended September 30, 2022 as compared to cash flow used in investing activities of $37.5 million for the nine months ended October 2, 2021. The change was driven primarily by higher cash used for capital purchases and business acquisitions in the current year compared to the prior year.

Cash flow used in financing activities was $41.4 million for the nine months ended September 30, 2022, compared to $500.8 million used in financing activities for the nine months ended October 2, 2021. We had net debt borrowings of $282.2 million during the nine months ended September 30, 2022, compared to net debt repayments of $422.4 million during the nine months ended October 2, 2021. There were $239.2 million of share repurchases for the nine months ended September 30, 2022, compared to no shares repurchases for the nine months ended October 2, 2021. There were $67.9 million of dividends paid for the nine months ended September 30, 2022, compared to $37.8 million of dividends in the prior year. There were $6.5 million in financing fees paid for the nine months ended September 30, 2022, compared to $17.0 million of fees in the prior year. There were $6.2 million of distributions paid to noncontrolling interests for the nine months ended September 30, 2022, compared to $4.5 million of distributions for nine months ended October 2, 2021.

Our working capital was $1,993.3 million at September 30, 2022, compared to $1,713.3 million at January 1, 2022. At September 30, 2022 and January 1, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 2.9:1 and 2.6:1, respectively. Our working capital increased primarily due to the increase in cash, accounts receivables and inventory and a decrease in accounts payable.

The following table presents selected financial information and statistics as of September 30, 2022 and January 1, 2022 (in millions):

	September 30, 2022	January 1, 2022
Cash and Cash Equivalents	$723.6	$672.8
Trade Receivables, Net	816.0	785.8
Inventories	1,361.5	1,192.4
Working Capital	1,993.3	1,713.3
Current Ratio	2.9:1	2.6:1

As of September 30, 2022, $684.0 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations, other than our liquidity needs relating to the Altra Transaction, which we expect to meet using the financing arrangements referred to below and cash on hand. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.
Financing Arrangements Related to the Altra Transaction
In connection with the Altra Transaction, on October 26, 2022, we entered into a debt commitment letter (the “Commitment Letter”) and related fee letters with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which, and subject to the terms and conditions set forth therein, JPMorgan committed to provide (x) approximately $5.5 billion in an aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility (the “Altra Bridge Facility”) and (y) in the event, we do not obtain certain required consents from the lenders under the Credit Agreement (as such term is defined below), a backstop credit facility in an aggregate principal amount of up to approximately $2.03 billion, consisting of a $1.0 billion backstop revolving credit facility and approximately $1.03 billion backstop term loan facilities (collectively, the “Backstop Facility”). The proceeds of the loans under the Altra Bridge Facility may be used by us to finance, in part, the Altra Transaction, and for general corporate purposes, including the payment of fees and expenses incurred in connection with the Altra Transaction. The proceeds of the loans under the Backstop Facility would be used by us to prepay in full the aggregate principal amount of loans outstanding under the Credit Agreement and accrued and unpaid interest thereon in the event that we do not obtain certain required consents from the lenders under the Credit Agreement. The Altra Bridge Facility and Backstop Facility are subject to customary closing conditions, including that substantially concurrently with the initial funding under the applicable facility, the Altra Transaction shall be consummated. We may also repay or seek amendments to our other outstanding indebtedness in connection with the Altra Transaction. We anticipate incurring significant fees and expenses in connection with the Altra Transaction, the amount of which is uncertain and will depend on the nature of the financing ultimately employed in connection with the transaction. We expect to seek permanent financing for the Altra Transaction in the future in the form of bank debt and bond issuance.
Certain risks to our liquidity and capital resources of the financing arrangements related to the Altra Transaction are described more fully under the heading “The amount of debt that we expect to incur in connection with the Altra Transaction will be substantial” in Item 1A of this report, which description is incorporated herein by reference.

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
At September 30, 2022, we had $600.0 million of borrowings under the Multicurrency Revolving Facility, $0.2 million of standby letters of credit issued under the facility, and $399.8 million of available borrowing capacity. For the three months ended September 30, 2022 and October 2, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $600.5 million and $106.5 million, respectively, and the weighted average interest rate was 3.5% and 1.3%, respectively. For the nine months ended September 30, 2022 and October 2, 2021 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $719.0 million and $38.8 million, respectively, and the weighted average interest rate was 2.2% and 1.4%, respectively. We pay a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

As of September 30, 2022, we had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility for three months ended September 30, 2022 was 3.5%. The weighted average interest rate on the Land Term Facility for nine months ended September 30, 2022 was 2.3%.

Senior Notes
On April 7, 2022, we entered into a Note Purchase Agreement with certain institutional accredited investors (the "Note Purchase Agreement") for the issuance and sale of $500,000,000 aggregate principal amount of 3.90% senior notes due April 7, 2032 (the "Senior Notes"), in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. We used the net proceeds from the offering for general corporate purposes.

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

Compliance with Financial Covenants
The Credit Agreement require us to meet specified financial ratios and to satisfy certain financial condition tests. The Note Purchase Agreement contains financial covenants consistent with the financial covenants in the Credit Agreement. We were in compliance with all financial covenants contained in the Credit Agreement and Note Purchase Agreement as of September 30, 2022.

Other Notes Payable

At September 30, 2022, other notes payable of approximately $74.5 million were outstanding with a weighted average interest rate of 5.1%. At January 1, 2022, other notes payable of approximately $78.7 million were outstanding with a weighted average rate of 5.2%.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 of Notes to the Condensed Consolidated Financial Statements), the approximate fair value of our total debt was $2,128.7 million and $1,918.5 million as of September 30, 2022 and January 1, 2022, respectively.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. At September 30, 2022, excluding the impact of interest rate swaps, we had $574.4 million of fixed rate debt and

$1,630.0 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt at September 30, 2022 would result in a $7.2 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of September 30, 2022 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 month)	$8.9
As of September 30, 2022, the $8.9 million interest rate swap asset was included in Other Noncurrent Assets. At January 1, 2022, a $5.3 million interest rate swap asset was included in Other Noncurrent Assets. There was an unrealized gain of $18.5 million (a $11.8 million gain on the terminated swaps and a $6.7 million gain on the active swaps) and $4.0 million, net of tax, at September 30, 2022 and January 1, 2022, respectively, that was recorded in AOCI for the effective portion of the hedges.
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
As of September 30, 2022, derivative currency assets (liabilities) of $9.2 million, $0.6 million, $(10.3) million and $(0.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of January 1, 2022, derivative currency assets (liabilities) of $8.6 million, $0.7 million and $(1.7) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized (losses) gains on the effective portions of the hedges of $(1.3) million net of tax, and $5.8 million net of tax, as of September 30, 2022 and January 1, 2022 respectively, were recorded in AOCI. At September 30, 2022, we had $4.3 million, net of tax, of derivative currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, we had $1.9 million, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 30, 2022 (in millions):

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$201.4	$(7.8)	$20.1	$(20.1)
Mexican Peso	181.0	8.7	18.1	(18.1)
Euro	204.7	(0.3)	20.5	(20.5)
Indian Rupee	49.3	(1.9)	4.9	(4.9)
Australian Dollar	0.5	0.1	0.1	(0.1)
British Pound	1.6	—	0.2	(0.2)
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
Derivative commodity liabilities of $(24.3) million and $(2.6) million were recorded in Other Accrued Expenses and Other Noncurrent Liabilities at September 30, 2022. Derivative commodity assets (liabilities) of $9.3 million, $0.1 million, $(1.2) million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively as of at January 1, 2022. The unrealized loss on the effective portion of the hedges of $(20.0) million net of tax and the unrealized gain on the effective portion of the hedges of $5.6 million net of tax, as of September 30, 2022 and January 1, 2022, respectively, was recorded in AOCI. At September 30, 2022, we had $(3.7) million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. At January 1, 2022, there was an additional $3.7 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that were realized into earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 30, 2022 (in millions):

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$126.4	$(25.5)	$12.6	$(12.6)
Aluminum	5.5	(1.4)	0.6	(0.6)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of $(2.2) million of losses at September 30, 2022 includes $14.5 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. Except as set forth below, these risks and uncertainties have not changed materially from those reported in Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 1, 2022, as supplemented by Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which are incorporated herein by reference and should be read in conjunction with the risk factors set forth below.

Risks Relating to Our Merger, Acquisition and Divestiture Activity
We and Altra may be unable to satisfy the conditions or obtain the approvals required to complete the Altra Transaction.
The consummation of the Altra Transaction is subject to numerous conditions, including receipt of the approval of Altra’s shareholders, the receipt of certain regulatory approvals, and other closing conditions. Neither Altra nor we can make any assurances that the Altra Transaction will be consummated on the terms or timeline currently contemplated, or at all. Both Altra and we have and will continue to expend time and resources and incur expenses related to the Altra Transaction.
Governmental agencies may not approve the Altra Transaction or may impose conditions to the approval of the Altra Transaction or require changes to the terms of the Altra Transaction. Any such conditions or changes could have the effect of delaying completion of the Altra Transaction, imposing costs on or limiting the revenues of the combined company following the completion of the Altra Transaction or otherwise reducing the anticipated benefits of the Altra Transaction. Certain conditions or changes might cause Altra or us to restructure or terminate the Altra Transaction and, under certain circumstances, we may be required to pay a termination fee of $200 million pursuant to the terms of the Altra Merger Agreement.
We will need to obtain debt financing to complete the Altra Transaction. Although a commitment letter has been obtained from our lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. In addition, the firm commitments provided pursuant to the commitment letter are generally for a “bridge” facility with a 364-day term. We expect to seek permanent financing in the future through a combination of bank debt and bond issuance. If terms for the debt financing are less favorable than expected, financing costs could increase, potentially significantly, and our financing or operating flexibility may be constrained. If we are not able to obtain permanent financing on commercially reasonable terms, it could adversely affect the expected benefits of the Altra Transaction or materially and adversely affect our business, liquidity, financial condition and results of operations if the Altra Transaction is ultimately consummated. Our obligations pursuant to the Altra Merger Agreement are not conditioned on the receipt of any financing.
The amount of debt that we expect to incur in connection with the Altra Transaction will be substantial.
We expect to fund the Altra Transaction with new indebtedness totaling up to approximately $7.5 billion, and we have entered into a debt commitment letter to fund that amount, which is described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”. We expect to ultimately fund this amount through permanent financing consisting of a combination of term loans and bonds.
Because our debt levels and debt service obligations will increase substantially in connection with the Altra Transaction, we will have less cash flow available for our business operations, product development, capital expenditures, and acquisitions, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing on favorable terms may be limited (including as a result of credit ratings we receive in connection with the indebtedness we incur related to the Altra Transaction).
Our ability to make required payments of principal and interest on our increased debt levels, and our ability to comply with financial and restrictive covenants with our lenders will be subject to the risks described under “Risk Factors - Risks Relating to Our Operations and Strategy - Our business may not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited”.
The pendency of the Altra Transaction could materially and adversely affect our and Altra's business, financial condition, results of operations or cash flows.
In connection with the pending Altra Transaction, some of our or Altra's customers or suppliers may delay or defer decisions on continuing or expanding such business dealings, which could materially and adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Altra Transaction is consummated. Similarly, current and prospective employees of us or Altra may experience uncertainty about their future roles with our Company following the consummation of the Altra Transaction, which may materially and adversely affect each of our and Altra's ability to attract, retain and motivate key personnel during the pendency of the Altra Transaction and which may materially and adversely divert attention from the daily activities of our and Altra's existing employees. Any of these matters could materially and adversely affect our and Altra's business, financial condition, results of operations and cash flows.
Our failure to successfully integrate Altra and any future acquisitions into our business within its expected timetable could adversely affect our future results and the market price of our common stock following the completion of the Altra Transaction.
The success of the Altra Transaction will depend, in large part, on our ability to realize the anticipated benefits of the Altra Transaction and on our sales and profitability following the transaction. To realize these anticipated benefits, we must successfully integrate Altra into our businesses. This integration will be complex and time-consuming, and is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the Altra Transaction.
Potential difficulties that may be encountered in the integration process include, among others:
•the failure to implement our business plan following the Altra Transaction;
•lost sales and customers as a result of our customers or Altra’s customers deciding not to do business with the combined company;
•risks associated with managing our larger and more complex combined company following the Altra Transaction;
•integrating our personnel and Altra’s personnel while maintaining focus on providing consistent, high-quality products and service to customers;
•the loss of key employees;
•unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
•unexpected liabilities of Altra;
•possible inconsistencies in standards, controls, procedures, policies and compensation structures;

•the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Altra Transaction.
If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the Altra Transaction could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results after the Altra Transaction and, as a result, adversely affect the market price of our common stock.
Apart from the Altra Transaction, as part of our growth strategy, we have made and expect to continue to make, acquisitions. Our company’s continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms, but we may not be able to identify or complete future acquisitions. We may not be able to integrate successfully its recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.
The Company will incur significant costs related to the Altra Transaction that could have an adverse effect on our liquidity, cash flows and operating results.
The Company has incurred, and expects to continue to incur, significant one-time costs in connection with the Altra Transaction, including the cost of financing, transaction costs, integration costs, and other costs that Company management believes are necessary to realize the anticipated synergies from the Altra Transaction. Whether or not the Altra Transaction is ultimately consummated, incurring these costs may have an adverse effect on the Company’s liquidity, cash flows and operating results in the periods in which they are incurred.
Businesses that we have acquired or that we may acquire in the future, including Altra, the Rexnord PMC business and the Arrowhead business, may have liabilities which are not known to us.
We have assumed liabilities of acquired businesses, including the Rexnord PMC and Arrowhead businesses, and may assume liabilities of businesses that we acquire in the future, including Altra. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended September 30, 2022.

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Jul 1 to Jul 31	47,953	$110.25	$5,286,625	$244,970,677
Aug 1 to Aug 31	344,038	145.35	50,006,834	194,963,843
Sep 1 to Sep 30	—	—	—	194,963,843
	391,991		$55,293,459

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 30, 2022, we purchased 391,991 shares or $55.2 million in shares pursuant to the October 26, 2021 repurchase authorization.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Separation Agreement, effective as of July 18, 2022, between Regal Rexnord Corporation and John C. Kunze.

10.2*	Retirement Agreement, effective as of September 30, 2022, between Regal Rexnord Corporation and John C. Kunze.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Vice President Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2022

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: November 4, 2022