Form 10-K
period 2022-12-31
REGAL REXNORD CORP
filed 2023-02-24
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
Commission File number 1-7283
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $7.5 billion.

On February 22, 2023, the registrant had outstanding 66,231,072 shares of common stock, $0.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2023 (the “2023 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL REXNORD CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2022

CAUTIONARY STATEMENT
This report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the proposed acquisition of Altra Industrial Motion Corp. (“Altra”), the benefits and synergies of the proposed acquisition of Altra (the “Altra Transaction”), future opportunities for the Company and the combined company, and any other statements regarding the Company’s, Altra’s and the combined company’s future operations, anticipated economic activity, business levels, credit ratings, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “would,” “could,” “should,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•the possibility that the conditions to the consummation of the Altra Transaction will not be satisfied on the terms or timeline expected, or at all;
•failure to obtain, or delays in obtaining, or adverse conditions related to obtaining, regulatory approvals sought in connection with the Altra Transaction;
•the Company’s substantial indebtedness as a result of the Altra Transaction and the effects of such indebtedness on the combined company’s financial flexibility after the Altra Transaction; the Company’s ability to achieve its objectives on reducing its indebtedness on the desired timeline;
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
•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Altra Transaction and the merger with the Rexnord Process & Motion Control business (the “Rexnord PMC business”) within the expected time-frames or at all and to successfully integrate Altra and the Rexnord PMC business;
•expected or targeted future financial and operating performance and results;
•operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Altra Transaction or our merger with the Rexnord PMC business;
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
•requirements to abide by potentially significant restrictions with respect to the tax treatment of the merger with the Rexnord PMC business, which could limit the Company’s ability to undertake certain corporate actions that otherwise could be advantageous;
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
•risks associated with climate change and uncertainty regarding our ability to deliver on our climate commitments and/or to meet related investor, customer and other third party expectations relating to our sustainability efforts;
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
•unanticipated adverse effects or liabilities from business exits or divestitures, including in connection with our evaluation of strategic alternatives for the global motors and generators portion of our Industrial Systems operating segment;
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
•costs and unanticipated liabilities arising from rapidly evolving data privacy laws and regulations;
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our” or the “Company” refer collectively to Regal Rexnord Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in the 2023 Proxy Statement, or to information contained in specific sections of the 2023 Proxy Statement, incorporate the information into that Item by reference.
Effective for fiscal year 2022, we approved a change in the fiscal year end from a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 31, 2022 as “fiscal 2022", the fiscal year ended January 1, 2022 as “fiscal 2021" and the fiscal year ended January 2, 2021 as “fiscal 2020".
ITEM 1 - BUSINESS
Our Company

Regal Rexnord Corporation (NYSE: RRX) is a global leader in the engineering and manufacturing of industrial powertrain solutions, power transmission components, electric motors and electronic controls, air moving products and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet. We are headquartered in Beloit, Wisconsin and have manufacturing, sales and service facilities worldwide.

We are organized in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions.

Commercial Systems Segment

Our Commercial Systems segment designs and produces primarily:

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

Industrial Systems Segment

Our Industrial Systems segment designs and produces primarily:

•Integral and large AC motors from approximately 1 to 12,000 horsepower (up to 10,000 volts) for industrial applications, along with aftermarket parts and kits to support such products. These products are sold directly to OEMs and end-user customers through our distribution network and our network of direct and independent sales representatives. Our manufacturing and selling capabilities extend across the globe, serving four strategic verticals: distribution, pump and compressors, HVAC and air moving, and general industries and large motors. Within these verticals are several end-market applications, including agriculture, marine, mining, oil and gas, petrochemical, pulp and paper, and food and beverage, as well as other process applications.

•Electric alternators for prime and standby power applications from 5 kilowatts through 4 megawatts (in 50 and 60Hz) sold directly to OEMs or through our network of sales representatives. These products can be standard, custom, or engineered solutions that are used in a variety of markets, including data centers, distributed energy, microgrid, rental, marine, agriculture, healthcare, mobile, and defense.

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

Climate Solutions Segment

Our Climate Solutions segment designs and produces primarily:

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

Motion Control Solutions Segment

Our Motion Control Solutions segment designs, produces and services primarily:

•Mounted and unmounted industrial bearings into diverse end markets globally. Our unmounted bearings are offered in a variety of types and styles. These include cam followers, radial bearings, and thrust bearings. Mounted bearings include industry specific designs in a variety of specialized housings that aim to meet unique customer needs. They are all available in a variety of options and sizes and include specialty bearings, mounted bearings, unmounted bearings, and corrosion resistant bearings.

•High-quality conveyor products including engineered steel chains, table top conveying chains, belts, sprockets, components, guide rails and wear strips. Conveying components can enhance system efficiency, reduce noise, support wash-down maintenance, and help lubricate conveying systems. Our products are highly engineered and can meet exact customer specifications. Our conveying equipment product group provides design, assembly, installation and after sales services. Its products included engineered elevators, conveyors and components for medium to heavy duty material handling applications.

•Conveying automation solutions, which serve a variety of material handling and palletization applications. Principal end markets included food and beverage, e-commerce, distribution and parcel. Our products include conveying solutions and components, right-angle transfer modules and customized sub-systems. Along with our product solutions offering, we provide a full suite of service and support solutions that span the equipment lifecycle.

•High-performance disc, gear, grid, elastomeric and torsionally soft couplings for applications that include turbines, pumps, compressors, generators, off-highway equipment and propulsion systems and which are used in many industries including petrochemical, refinery, power generation, marine, wind power construction, agriculture and steel. We also produce transmission elements that include torque limiters, clutches, locking devices and gear spindles.

•Mechanical power transmission drives and components including: belt drives, bushings, industrial chain and sprockets, drive tighteners and idlers, mechanical clutches, torque overload devices and engineered woven metals. Our products serve a wide range of industries and applications, including aggregates, forestry and wood products, grain and biofuels, power generation, food and beverage, consumer products, warehousing and distribution, automotive, commercial HVAC, and refrigeration.

•Gearboxes and gear motors that support motion control within complex equipment and systems that are used in a variety of applications. We provide a wide array of gear types, shaft configurations, ratios, housing materials and mounting methods for heavy, medium and light duty applications. Right angle worm gear can be specified for less than

100 inch-lbs. of torque to over 132,000 inch-lbs. of torque. Helical and bevel gear units are offered from 100 inch-lbs. to over 7 million inch-lbs. of torque and are available in right angle, inline or parallel shaft configurations. Our products include worm gearing, helical, bevel, helical bevel, worm, hypoid and spur gearing. Our gearing products generally are used to reduce the speed and increase the torque generated by an electric motor or other prime mover in order to meet the operating requirements of a particular piece of equipment.

•Aerospace components are supplied primarily to the commercial and military aircraft end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our aerospace bearing and mechanical seal products for their aircraft and turbine engine platforms, often based on proprietary designs, capabilities and solutions. We also supply highly specialized gears and related products through our aerospace-focused build-to-print manufacturing operations.

•Our special components products are comprised of electric motor brakes, miniature motion control components and security devices for utility companies. These products are used in a diverse range of applications including steel mills, oil field equipment, large textile machines, rubber mills and dock and pier handling equipment.

•Increasingly, our Motion Controls Solutions business is selling industrial powertrain solutions, comprised of applicable electric motors from our Commercial Systems, Industrial Systems, and Climate Solutions segments, plus the critical power transmission components that connect the motor to the powered equipment, such as a fan in an HVAC system or a conveyor belt in a warehouse. By engineering industrial powertrain components into an integrated sub-system, we can increase the energy efficiency, and enhance the performance of our customers’ products and applications, while making it easier for customers to procure from us.

Strategy

The Company seeks to create value for its key stakeholders – its customers, its shareholders and its associates – by continuing to transform our business into a faster-growing, higher margin, more cash generative and higher return operating company, including by deploying capital towards select and highly synergistic M&A activities. We expect to continue this transformation for many years to come. The primary aspects of our strategy to further our transformation include:

•Leveraging our 80/20 Initiatives to accelerate profitable growth. Our 80/20 initiatives encompass broadly-applicable, data-driven processes used to identify the select inputs that drive a majority of the related outputs, which we often apply to products or customers in order to focus our resources on the most valuable opportunities. Our 80/20 initiatives are embedded in the fabric of everything we do as a company, but particularly in aligning our product and service offerings to what our customers need and value – an alignment we measure on several metrics, but especially on our gross margins.

•Deploying the Regal Rexnord Business System (‘‘RBS’’). RBS is our framework for continuous improvement, and it includes a set of tools, regularly deployed through thousands of targeted, continuous improvement events, or Kaizens, to systematically remove waste, variation and overburden from all our processes. Our disciplined use of RBS, in combination with our 80/20 initiatives, is critical to our strategy for driving profitable growth.

•Raising our exposure to markets with secular growth tailwinds. We are focused on growing our position in prioritized secular growth markets, including some with strong regulatory tailwinds tied to rising energy efficiency requirements. These markets include the food and beverage, alternative energy, aerospace, water, warehouse/eCommerce, pharmaceutical and data center markets. We plan to direct a significant portion of our growth investments to end markets with secular growth characteristics.

•Maintaining a strong portfolio of products and long-standing brands. Many of our products are characterized by technology leadership and reflect the Company’s deep application expertise. We regularly invest in our product portfolio to ensure that we are selling products that our customers value – a strategic directive embodied in our Regal Rexnord value of driving Innovation with Purpose. To this end, we except to double our new product vitality in the medium term with the majority of new product introductions focused on serving secular growth markets, expanding our industrial powertrain offering, supporting rising demand for greater energy efficiency, and/or leveraging digital capabilities to enhance performance.

•Providing a broader offering of increasingly robust sub-systems. One of our key product-related growth initiatives is selling more sub-systems, which integrate multiple products or components into a value-added solution. One of our principal strategic initiatives in this regard is selling industrial powertrains, which combine our electric motors with the critical power transmission components that connect the motor to whatever it is powering, sold as a bundled solution. By engineering our components into integrated sub-systems, we are able to provide our customers with greater reliability, energy efficiency and enhanced data analytics. A dedicated powertrain solutions team leverages relevant product, technology and application expertise from across our four segments to provide a single point of contact for our customers to design and procure these sub-systems.

•Utilizing our flexible global manufacturing presence. Our global manufacturing base consists of more than 100 manufacturing locations across North America, Europe, Asia Pacific and the rest of the world. Our ability to shift production between locations has helped us navigate geopolitical and supply-chain related disruptions, and provide better service levels to our customers, including better product availability and shorter lead times. We expect our flexible global manufacturing footprint will provide similar flexibility in the future.

•Continuing to generate strong profitability and free cash flows to reduce leverage. We expect to continue to maintain our long track record of strong free cash flow generation and de-leveraging post acquisitions.

•Realizing synergies from our M&A transactions. Our merger with the Rexnord PMC business and our acquisition of Arrowhead, both of which are discussed in additional detail below, are generating significant revenue and cost synergies, which we expect will accelerate our organic top line growth and benefit our adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, net income, and free cash flow.

•Ongoing portfolio assessment. We review our business portfolio on an ongoing basis to ensure that it continues to align with our growth strategy. In November 2022, we announced our intention to explore strategic alternatives for the global motors and generators portion of our Industrial Systems segment, because this portion of our portfolio may no longer align with our growth strategy. As of the date of this filing, our strategic review remains underway, and may or may not result in a decision to divest this portion of our business.

Acquisitions

Altra Transaction

On October 26, 2022, we entered into an Agreement and Plan of Merger (the “Altra Merger Agreement”) by and among us, Altra Industrial Motion Corp., a Delaware corporation (“Altra”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge (the “Altra Merger”) with and into Altra, with Altra surviving the Altra Merger as our wholly owned subsidiary (the “Altra Transaction”).

Pursuant to the Altra Merger Agreement, at the effective time of the Altra Merger, each of Altra’s issued and outstanding shares of common stock (subject to certain exceptions) will be converted into the right to receive $62.00 in cash, without interest.

Consummation of the Altra Transaction is subject to customary closing conditions under the Altra Merger Agreement including, among others: the absence of any order issued by any court of competent jurisdiction or governmental entity, or any applicable law, enjoining or otherwise prohibiting consummation of the Altra Transaction; the receipt of certain specified regulatory consents, approvals and clearances under competition laws and laws governing foreign investments; accuracy of representations and warranties and compliance with covenants, subject to certain customary qualifications and exceptions; and the absence of any law or judgment resulting in the imposition of or requiring a Burdensome Condition (as defined in the Altra Merger Agreement). The Altra Transaction is expected to close in the first half of 2023 and potentially in the first quarter of 2023. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Altra Transaction.
In fiscal 2021, we completed two acquisitions in the Motion Control Solutions segment.

Rexnord Transaction

On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Rexnord PMC Merger Agreement”), we completed our combination with the Rexnord PMC business of Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) ("Zurn") in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the

“Reorganization”), (ii) after which all of the issued and outstanding shares of Land common stock held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, one of our subsidiaries merged with and into Land.

The total consideration transferred in connection with the Rexnord Transaction was approximately $4.0 billion. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Rexnord Transaction.

Arrowhead Transaction

On November 23, 2021, we acquired Arrowhead Systems, LLC ("Arrowhead") for $315.6 million in cash, net of $1.1 million of cash acquired (the “Arrowhead Transaction”). Arrowhead is a is a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. The Arrowhead business is now part of the Automation Solutions business unit of our Motion Controls Solutions segment. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Arrowhead Transaction.

Sales, Marketing and Distribution

We sell our products directly to OEMs, distributors and end-users. We have multiple divisions that promote our brands across their respective sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.

We operate large distribution facilities in Plainfield, Indiana; El Paso and McAllen, Texas; LaVergne, Tennessee; Florence, Kentucky; Milwaukee, Wisconsin; and Monterrey, Mexico which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers. We also operate or partner with numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have select manufacturer representatives' warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of revenue from our OEM customers. In our HVAC business, a large portion of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in fiscal 2022, fiscal 2021 or fiscal 2020.

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

Competition

Commercial Systems, Industrial Systems, and Climate Solutions Segments

Electric motor and electronic drive manufacturing is a highly competitive global industry in which there is emphasis on quality, reliability, and technological capabilities such as energy efficiency, delivery performance, price and service. We compete with a large number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors and drives operate production facilities globally, producing products for both the US domestic and export markets. Global electric motor manufacturers, particularly those located in Europe, Japan, China, India and elsewhere in Asia, compete with us as they attempt to expand their market penetration around the world, especially in North America.

Motion Control Solutions Segment

The motion control products market is fragmented. Many competitors in the market offer limited product lines or serve specific applications, industries or geographic markets. Other larger competitors offer broader product lines that serve multiple end uses in multiple geographies. Competition in the Motion Control Solutions segment is based on several factors including quality, lead times, custom engineering capability, pricing, reliability, and customer and engineering support.

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

We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. With our emphasis on product development and innovation, our businesses filed 33 Non-Provisional United States ("US") patents, 6 Provisional US patents and an additional 25 Non-Provisional foreign patents in fiscal 2022.

Each of our business units has its own, as well as shared, product development and design teams that continuously work to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. We believe we have state-of-the-art product development and testing laboratories. We believe these capabilities provide a significant competitive advantage in the development of high quality motors, electric generators, and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability, sustainability and enhanced energy efficiency. Increasingly, our research and development and other engineering efforts have focused on smart products that communicate and allow for monitoring, diagnostics and predictive maintenance.

Manufacturing and Operations

We have developed and acquired global operations in locations such as Mexico, China, India and Europe so that we can sell our products in these markets, follow our multinational customers, take advantage of global talent and complement our flexible, rapid response operations in the U.S. and Canada. Our vertically integrated manufacturing operations, including our own aluminum die casting and steel stamping operations, are an important element of our rapid response capabilities. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify stock products to quickly meet specific customer requirements. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.

We manufacture a majority of the products that we sell, but also strategically source components and finished goods from an established global network of suppliers. We strategically leverage a global supply chain to reduce our overall costs and lead-time. We generally maintain a dual sourcing capability to ensure a reliable supply source for our customers, although we do depend on a limited number of single source suppliers for certain materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components of our product costs consist of bearings, electronic assemblies, permanent magnets and ferrous and non-ferrous castings.

The Regal Rexnord Business System is our enterprise-wide framework for continuous improvement. With our corporate values as its foundation, the Regal Rexnord Business System enables effective goal alignment, collaborative problem solving and sharing of best practices, tools, skills and expertise to achieve our objectives. Through relentless commitment to continuous improvement, we strive to elevate safety, quality, delivery, cost and growth performance of the business with the goal of exceeding the expectations of our customers, our associates and our shareholders.

Facilities

We have manufacturing, sales and service facilities in the U.S., Mexico, China, Europe, India, Thailand, and Australia, as well as a number of other locations throughout the world. Our Commercial Systems segment currently includes 52 manufacturing, service, office and distribution facilities of which 16 are principal manufacturing facilities and 3 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 3.3 million square feet of space, of which approximately 24% are leased. Our Industrial Systems segment currently includes 27 manufacturing, service, office and distribution facilities of which 12 are principal manufacturing facilities and 8 is a principal warehouse facility. The Industrial Systems segment's present operating facilities contain a total of approximately 3.3 million square feet of space, of which approximately 41% are leased. Our Climate Solutions segment includes 23 manufacturing, service, office and distribution facilities, of which 6 are principal manufacturing facilities and 6 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 1.9 million square feet of space, of which approximately 55% are leased. Our Motion Control Solutions segment currently includes 97 manufacturing, service, office and distribution facilities of which 49 are principal manufacturing facilities and 10 are principal warehouse facilities. The Motion Control Solutions segment's present operating facilities contain a total of approximately 9.3 million square feet of space, of which approximately 29% are leased. Our corporate offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building, in Rosemont, Illinois in an approximately 12,100 square foot rented office building and in Milwaukee, Wisconsin in an approximately 142,000 square foot rented office building. We believe our equipment and facilities are well maintained and adequate for our present needs. However, we continuously evaluate our property portfolio, including properties that have been or will be transferred to us pursuant to acquisitions, to ensure that our facilities are being used efficiently.

Backlog

Our business units have historically shipped the majority of their products within a month from when the order was received. As of December 31, 2022, our backlog was $1,242.7 million, as compared to $1,214.5 million on January 1, 2022. We believe that virtually all of our backlog will be shipped in fiscal 2023.

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

Human Capital Management

At the end of fiscal 2022, we employed approximately 26,000 full-time associates worldwide. Of those associates, approximately 10,000 were located in Mexico; approximately 6,000 in the US; approximately 3,000 in China; approximately 3,000 in India; and approximately 4,000 in the rest of the world.

We feel that our associates are our most valuable assets and consider our associate relations to be very good. Our objective is to create a high-performing organization by attracting and retaining high-quality, diverse talent and creating an environment in which all associates have the opportunity to reach their full potential.

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

In addition to our focus on performance, we also have a strong commitment to our company values of integrity, responsibility, diversity and inclusion, customer success, innovation with purpose, continuous improvement, performance, and a passion to win, all with a sense of urgency. We regularly promote these values from the top down. In addition to instilling our corporate values as a key part of associate life, we promote a commitment to ethics and compliance among our workforce through our Code of Business Conduct and Ethics (our "Code"). In 2022, 93.6% of our global workforce (including employees, temporary employees and contractors) completed training on our Code during our annual training period.

As mentioned above, diversity and inclusion are rooted in our company values. We believe that we are at our best when we bring to bear the unique perspectives, experiences, backgrounds and ideas of our associates. We seek a workforce that reflects the communities in which we operate, and strive to create diverse, equal and inclusive workplaces where all of our associates have the opportunity to achieve their full potential. In 2021, as a sign of our commitment to this goal, we joined the CEO Action for Diversity and Inclusion, which is the largest CEO-driven organization committed to diversity and inclusion in the workplace, and also signed the National Association of Manufacturers Pledge for Action to cement our commitment to advancing justice, equality and opportunity for all people of color.

We are also committed to improving the health and well-being of our associates. Our US wellness program was established in 2008 and is continuously evolving to better educate, motivate and reward our associates for maintaining and achieving healthy measures. During our wellness plan year running from October 1, 2021 through September 30, 2022, 59% of our US associates participated in on-site biometric screening that provides them with key metrics such as BMI, blood pressure, and triglyceride, cholesterol and blood glucose levels. This represents an increase of 7% compared with our prior wellness plan year.

As a company, we believe that our value of responsibility requires community engagement, and we encourage our associates to share in our commitment to the communities where we operate. We have an established charitable foundation, which is governed by an advisory board comprised of our associates. In 2022, the Company and the Company's Charitable Foundation contributed $1,261,200 to charitable organizations, up from $1,083,100 in 2021. In 2021, the Charitable Foundation realigned its giving philosophy to support charitable organizations in more of the communities where our associates live and work globally. The amount we contributed internationally in 2022 (predominately in Mexico given the high concentration of our associates there) represented approximately 33% of our overall contributions, down from approximately 40% in 2021.

Environmental Matters

We believe that positive environmental, social and governance ("ESG")-related business practices strengthen our Company, increase our connection with our stakeholders and help us better serve our customers and the communities in which we operate. In 2022, we announced our commitment to achieving carbon emission neutrality in our operations across scopes 1 and 2 by 2032, to achieving carbon emission neutrality across scopes 1, 2 and 3 by 2050, and to pursuing the latter in alignment with science based targets. We are beginning the foundational work to achieve these “net zero” goals by focusing significant time and effort on improving our environmental data reporting and accuracy, outlining a strategy to achieve our environmental impact goals, defining the relevant metrics to track our progress, and establishing a robust governance structure to help drive accountability.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of February 24, 2023 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Louis V. Pinkham	51	Chief Executive Officer	Joined the Company in April 2019, as Chief Executive Officer. Prior to joining the Company, Mr. Pinkham was Senior Vice President of Crane Co. from 2016-2019; prior thereto he served in other leadership roles at Crane Co. from 2012-2016. Prior to joining Crane Co., Mr. Pinkham was Senior Vice President at Eaton Corporation. From 2000-2012, he held successive and increasing roles of global responsibility at Eaton. Prior to joining Eaton, Mr. Pinkham held an Engineering and Quality Manager position at ITT Sherotec and a Process Design Engineer position with Molecular Biosystems, Inc. Mr. Pinkham serves as a member of the Board of Trustees for the University of Chicago Medical Center, the Museum of Science and Industry in Chicago, the Manufacturers Alliance for Productivity and Innovation (MAPI), and as a member of the Board of Governors for the National Electrical Manufactures Association.

Robert J. Rehard	54	Vice President, Chief Financial Officer	Joined the Company in January 2015, as Vice President, Corporate Controller and Principal Accounting Officer and became Vice President, Chief Financial Officer in April 2018. Prior to joining the Company, Mr. Rehard was a Division Controller for Eaton Corporation and held several other financial leadership positions throughout his career with Baxter, Emerson, Masco and Cooper. Mr. Rehard started his career with Deloitte & Touche in Costa Mesa, California.

Thomas E. Valentyn	63	Vice President, General Counsel and Secretary	Joined the Company in December 2013, as Associate General Counsel and became Vice President, General Counsel and Secretary in May 2016. Prior to joining the Company, Mr. Valentyn was General Counsel with Twin Disc, Inc. from 2007-2013. From 2000-2007, he served as Vice President and General Counsel with Norlight Telecommunications; prior thereto he served as in-house counsel with Johnson Controls, Inc. from 1991-2000. He began his legal career with Borgelt, Powell, Peterson and Frauen in Milwaukee, Wisconsin.

John M. Avampato	62	Vice President, Chief Information Officer	Joined the Company in April 2006 and became Vice President, Chief Information Officer in April 2010. Prior to joining the Company, Mr. Avampato was Vice President, Chief Information Officer for Newell Rubbermaid from 1999-2006. Mr. Avampato served in several positions for Newell Rubbermaid from 1984-1999.

Cheryl A. Lewis	54	Vice President, Chief Human Resources Officer	Joined the Company in March 2020, as Vice President, Chief Human Resources Officer. Prior to joining the Company, Ms. Lewis served as Segment Director, Human Resources for Illinois Tool Works Inc. from 2010-2020. Prior to joining Illinois Tool Works Inc., Ms. Lewis was Vice President, Human Resources with Alcan Packaging from 2008-2010. From 1991-2008 she held successive and increasing roles of responsibility, including Vice President, Human Resources at Panduit Corporation.

Scott D. Brown	63	President, Commercial Systems Segment	Joined the Company in August 2005 and became President, Commercial Systems Segment in June 2019. Prior to being promoted to his current position, Mr. Brown, in successive roles, served as Vice President, Business Leader of Commercial Motors, Vice President, Business Leader of Control Solutions, and Vice President, Manufacturing. Prior to joining the Company, Mr. Brown spent 17 years with General Electric in operations and various business leadership roles.

Jerrald R. Morton	61	President, Motion Control Solutions Integration	Joined the Company in February 2015 and became President, Motion Control Solutions Integration in October 2021. Prior to his current position, Mr. Morton, in successive roles, served as President of our former Power Transmission Solutions Segment from 2019-2021, as Vice President, Business Leader of Power Transmission Solutions from 2017-2019, and led the global operations for our power transmission business from 2015-2017. Prior to joining the Company, Mr. Morton spent 28 years with Emerson in a variety of roles in Quality, Technology, and Operations and was Vice President, Global Operations of Emerson’s power transmission business at the time the Company acquired that business.

Kevin J. Zaba	55	President, Motion Control Solutions Segment	Joined the Company in October 2021 as President, Motion Control Solutions Segment after the Company's merger with the Rexnord PMC business, where Mr. Zaba held the title of Group Executive and President from 2014-2021. Prior to this, he held a number of leadership roles with increasing responsibility during his 24 year tenure at Rockwell Automation, Inc., including Vice President of Solutions, Services & Sales and Vice President and General Manager of the Control & Visualization products business. Mr. Zaba's experience as a global business leader includes assignments across a variety of commercial, innovation and operational roles, including a multiyear assignment leading an Asia-Pacific ETO solutions business while residing in Shanghai, China.

Website Disclosure

Our Internet address is www.regalrexnord.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and associates which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In December 2022, we produced our updated Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS
You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. The risks described below are not the only risks that could adversely affect our business; other risks currently deemed immaterial or additional risks not currently known to us could also materially and adversely affect us. If any of the following or other risks develop into actual events, our business, financial condition, results of operations, or cash flow could be materially and adversely affected and you may lose all or part of your investment. In certain instances, the exposure of our business to certain of these risks could be different or greater for the combined company after the consummation of the Altra Transaction, and the combined company may become subject to additional or different risks.
Risks Relating to Our Operations and Strategy

We depend on certain key suppliers, and any loss of those suppliers or their failure to meet commitments may adversely affect our business and results of operations.

We are dependent on a single or limited number of suppliers for some materials or components required in the manufacture of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, including by suffering any disruptions at its facilities or in its supply, we may experience cost increases or supply shortages that could result in our inability to meet our customers' requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations. If we encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. Additionally, the effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate supply chain constraints and disruption. Resulting supply chain constraints have required, and may continue to require, in certain instances, alternative delivery arrangements and increased costs and could have a material adverse effect on our business and operations.

Our dependence on, and the price of, raw materials may adversely affect our gross margins.

Many of the products we produce contain key materials such as steel, copper, aluminum and electronics. Market prices for those materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations and tariffs, economic conditions and other circumstances. We may not be able to offset any increase in commodity costs through pricing actions, productivity enhancements or other means, and increasing commodity costs may have an adverse impact on our gross margins, which could adversely affect our results of operations and financial condition. Even if we are able to successfully respond to increased commodity costs through pricing actions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

The COVID-19 pandemic has adversely impacted our business and could continue to have a material adverse impact on our business, results of operation, financial condition, liquidity, customers, suppliers, and the geographies in which we operate.

The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. The impact of COVID-19 on the global economy and our customers, as well as recent volatility in commodity markets, has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and to our supply chain, which could continue to negatively impact our ability to meet customer demand. COVID-19 lockdowns in China during fiscal 2022 disrupted our Chinese manufacturing operations and negatively impacted demand for our products in the region. Significant increases in COVID-19 infections in that geographic region may continue to disrupt our Chinese manufacturing operations, impact demand for our products, and could also lead to additional supply chain disruptions and commercial challenges. The extent to which COVID-19 will continue to impact our business, results of operations, financial condition or liquidity is uncertain and will depend on future developments, including the spread, resurgence and duration of the virus, and potential further actions taken by governmental authorities.

We may incur costs and charges as a result of restructuring activities to reduce on-going costs such as facilities and operations consolidations that may be disruptive to our business and may not result in anticipated cost savings.

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

We derive a significant portion of the revenues of our motor businesses from several key OEM customers. Our success depends on our continued ability to develop and manage relationships with these customers. We have longstanding relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Our reliance on sales from customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain these key customers. Some of our customers may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to develop relationships successfully with additional customers, or future price concessions that we may make could have a material adverse effect on our results of operations and financial condition.

Goodwill and other long-lived assets could become impaired.

We have a material amount of goodwill and other long-lived assets, including intangible assets, property plant and equipment and operating lease assets. We assess our goodwill at least annually for impairment. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. We evaluate the recoverability of the carrying value of long-lived assets to be held and used whenever events or circumstances indicating a potential impairment exist, such as, but not limited to, adverse market conditions or business climate, a change in the extent or manner in which assets are being used, or a negative long-term performance outlook. An impairment would require us to reduce the carrying value of goodwill or other long-lived asset to fair value through a non-cash impairment charge in our results of operations, which could be material. See Note 5 – Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements for more information.

Portions of our total sales come directly from customers in key markets and industries. A significant or prolonged decline or disruption in one of those markets or industries could result in lower capital expenditures by such customers, which could have a material adverse effect on our results of operations and financial condition.

Portions of our total sales are dependent directly upon the level of capital expenditures by customers in key markets and industries, such as HVAC, refrigeration, power generation, oil and gas, unit material handling, water heating and aerospace. A significant or prolonged decline or disruption in one of those markets or industries may result in some of such customers delaying, canceling or modifying projects, or may result in nonpayment of amounts that are owed to us. These effects could have a material adverse effect on our results of operations and financial condition.

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
One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to regulation by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we cannot assure you that these claims, individually or in the aggregate, will not have a material adverse effect on our subsidiary's results of operations, financial condition or cash flows. We cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that our subsidiary or we on their behalf may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant. See Note 12 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

Our business may not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

As of December 31, 2022, we had approximately $2.0 billion in aggregate debt outstanding under our various financing arrangements, approximately $688.5 million in cash and cash equivalents and approximately $571.0 million in available borrowings under our current revolving credit facility. Since December 31, 2022, we have incurred a substantial amount of debt in connection with the Altra Transaction, which could adversely affect our business, financial condition or results of operations. We have incurred acquisition-related debt financing of approximately $4.7 billion and intend to incur $840.0 million in additional term loans under our Credit Agreement to fund the cash consideration for the Altra Transaction, refinance certain of our indebtedness and indebtedness of Altra and pay related fees and expenses. See Note 7 – Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information.

Our ability to make required payments of principal and interest on our debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our substantially increased indebtedness has the effect, among other things, of reducing our flexibility to changing business and economic conditions. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available under our current credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs on a timely basis or at all. Our indebtedness may have important consequences, for example, it could:

•make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;
•increase our vulnerability to interest rate changes, including with respect to certain of our financing arrangements that bear interest at variable rates, and general adverse economic and industry conditions;
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

In addition, because our debt levels and debt service obligations have increased substantially in connection with the Altra Transaction, we will have less cash flow available for our business operations, product development, capital expenditures, and acquisitions, we could become increasingly vulnerable to general adverse economic and industry conditions and industry rate trends, and our ability to obtain future financing on favorable terms may be limited.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations on the variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We utilize interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.

Further, the availability and terms of future financing may depend upon our ability to maintain or achieve certain credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we are unable to maintain or achieve certain credit ratings in the future, our interest expense could increase or our ability to obtain financing on favorable terms could be adversely affected.

Our credit facilities contain financial and restrictive covenants, which require us to maintain specified financial ratios and satisfy certain financial condition tests. These covenants could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities, and may require that we take action to reduce our debt or to act in a manner contrary to our business strategies. An event of default under our debt agreements, if not cured or waived, could result in the acceleration of our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations or debt service capability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information.

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

Global climate change and related legal and regulatory developments could negatively affect our business.

The effects of climate change create financial risks to our business. For example, the effects of climate change could disrupt our operations by impacting the availability and the cost of materials needed for manufacturing, exacerbate existing risks to our supply chain and increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations are inconsistent, and are rapidly emerging and evolving. If our product portfolio does not align with these regulations, we may be required to make increased research and development and other capital expenditures to improve our product portfolio in order to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the level of capital investment or technological advancement. While we are committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development. In addition, the regulatory uncertainty and complexity driven by emerging and evolving regulations could increase our compliance costs, which may impact our results of operations.

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve Scope 1 and Scope 2 carbon emission neutrality by 2032, and Scope 3 carbon emission neutrality by 2050, and the establishment of science-based targets to reduce carbon emissions from our operations. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. If we either are unable to meet these commitments, or progress toward our commitments more slowly than expected, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brands and our products by current and potential customers, as well as investors, which would in turn adversely impact our results of operations.

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

Risks Related to Mergers, Acquisitions and Divestitures

We and Altra may be unable to satisfy the conditions or obtain the approvals required to complete the Altra Transaction.

The consummation of the Altra Transaction is subject to numerous conditions, including the receipt of certain regulatory approvals, and other closing conditions. Neither Altra nor we can make any assurances that the Altra Transaction will be consummated on the terms or timeline currently contemplated, or at all. Both Altra and we have and will continue to expend time and resources and incur expenses related to the Altra Transaction.
Governmental agencies may not approve the Altra Transaction or may impose conditions to the approval of the Altra Transaction or require changes to the terms of the Altra Transaction. Any such conditions or changes could have the effect of delaying completion of the Altra Transaction, imposing costs on or limiting the revenues of the combined company following the completion of the Altra Transaction, or otherwise reducing the anticipated benefits of the Altra Transaction. Certain conditions or changes might cause Altra or us to restructure or terminate the Altra Transaction and, under certain circumstances, we may be required to pay a termination fee of $200 million pursuant to the terms of the Altra Merger Agreement.
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
Our failure to successfully integrate Altra following the completion of the Altra Transaction, or to integrate our past acquisitions and any future acquisitions into our business within expected timetables could adversely affect our future results and the market price of our common stock.
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
Apart from the Altra Transaction, as part of our growth strategy, we have made acquisitions, including our merger with the Rexnord PMC business, and our acquisition of the Arrowhead business, and expect to continue to make acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms, but we may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent acquisitions, including Rexnord PMC and Arrowhead, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.
The Company will incur significant costs related to the Altra Transaction, and will continue to incur significant integration costs related to our merger with the Rexnord PMC business, that could have an adverse effect on our liquidity, cash flows and operating results.
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
In addition, the Company has incurred, and expects to continue to incur, significant one-time costs related to the integration of the Rexnord PMC business and the achievement of synergies with respect to such business. Although we believe that our projections of these costs and the costs related to the Altra Transaction are based on reasonable assumptions, if such costs are greater than anticipated, then they may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.
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
The Reorganization and the Distributions could result in significant tax liability, including as a result of an error in the determination of Overlap Shareholders or subsequent acquisitions of stock of Zurn or us. Under certain circumstances, Land (our wholly owned subsidiary) may be obligated to indemnify Zurn for any such taxes imposed on Zurn.

In connection with our merger with the Rexnord PMC business, Zurn received a tax opinion from its tax counsel (the “Rexnord Tax Opinion”) that includes an opinion to the effect that the Reorganization and the Distributions, will qualify as tax-free to Zurn, Land and the Zurn stockholders, as applicable, for U.S. federal income tax purposes except, in the case of Zurn, to the extent Land’s payment to a subsidiary of Zurn under the terms of the Separation Agreement (the “Land Cash Payment”) exceeds RBS Global Inc.’s adjusted tax basis in Land common stock. The Rexnord Tax Opinion is based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Land and Zurn. Although we believe the representations, assumptions and covenants in the Rexnord Tax Opinion to be true, the failure of any such factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion. The Rexnord Tax Opinion is not binding on the IRS or the courts, and it is possible that the IRS or the courts may not agree with the opinion. In addition, the Rexnord Tax Opinion is based on current law, and the conclusions in the opinion cannot be relied upon if current law changes with retroactive effect.

The Spin-Off will be taxable to Zurn pursuant to Section 355(e) of the U.S. Internal Revenue Code of 1986, as amended if there is a 50% or greater change in ownership of either Zurn or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of Land or Zurn stock or our stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although we and Zurn may be able to rebut that presumption. Zurn received a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) (the “IRS Ruling”) with respect to certain tax aspects of the Rexnord PMC transactions, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as “Overlap Shareholders” (as such term is defined in the Rexnord PMC Merger Agreement) for purposes of determining the exchange ratio for the transaction in the Rexnord PMC Merger Agreement and the overall percentage change in the ownership of Land resulting from the merger of our subsidiary with and into Land. The continuing validity of the IRS Ruling is subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling only describes the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations.

The actual determination and calculation of Overlap Shareholders was made by us, Zurn and our respective advisors based on the IRS Ruling, but no assurance can be given that the IRS will agree with these determinations or calculations. If the IRS were to determine that the merger of our subsidiary with and into Land, as a result of an error in the determination of Overlap Shareholders, or other acquisitions of Land, Zurn, or our stock, either before or after the Spin-Off, resulted in a 50% or greater change in ownership and were part of a plan or series of related transactions that included the Spin-Off, such determination could result in significant tax liability to Zurn. In certain circumstances and subject to certain limitations, under the Tax Matters Agreement, Land is required to indemnify Zurn for 100% of the taxes that result if the Distributions become taxable as a result of certain actions by us or Land and for 90% of the taxes that result as a result of a miscalculation of the Overlap Shareholders. If this occurs and Land is required to indemnify Zurn, this indemnification obligation could be substantial and could have a material adverse effect on us and Land, including with respect to our financial condition and results of operations given that we have guaranteed the indemnification obligations of Land.

Following consummation of our merger with the Rexnord PMC business, we and Land are each required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of certain business combinations) that otherwise could be advantageous.

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

We face risks associated with our evaluation of strategic alternatives for the global motors and generators portion of our Industrial Systems operating segment.

As previously disclosed, we are evaluating strategic alternatives for the global motors and generators portion of our Industrial Systems operating segment. The goal of this evaluation is to identify the most value-creating opportunity for our shareholders. Potential risks include the diversion of management's attention from other business concerns, the potential loss of key employees and customers, potential impairment charges or losses if the business were to be divested at a loss, and restructuring and other disposal charges. Any or all of these risks could impact the Company's financial results.
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
As of December 31, 2022, approximately 20,000 of our approximate 26,000 total associates and 69 of our principal manufacturing and warehouse facilities were located outside the U.S. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding trade relations between the U.S. and China or the ongoing impacts of China's COVID-19 containment policies.

Moreover, the ongoing conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., United Kingdom, European Union, and other countries against Russia. While the impacts of the conflict have not been material on our operating results to date, it is not possible to predict the broader or longer-term consequences of this conflict. Continued escalation of geopolitical tensions related to the conflict could also result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns, credit and capital market disruption which could impact our ability to obtain financing, increase in interest rates and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our financial condition, results of operations and cash flows.

Disruptions caused by labor disputes or organized labor activities could adversely affect our business or financial results.

We have a significant number of employees in Europe and other jurisdictions where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency may be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. Dollars. Any increase in the value of the U.S. Dollar in relation to the value of the local currency, whether by means of market conditions or governmental actions such as currency devaluations, will adversely affect our revenues from our foreign operations when translated into U.S. Dollars. Similarly, any decrease in the value of the U.S. Dollar in relation to the value of the local currency will increase our operating costs in foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. Dollars.

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

We are subject to litigation, including product liability, asbestos and warranty claims that may adversely affect our financial condition and results of operations.

We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability, asbestos and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. As described above, one of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. In addition, certain subsidiaries of ours are co-defendants in various lawsuits in a number of U.S. jurisdictions alleging personal injury as a result of exposure to asbestos that was used in certain components of legacy Rexnord PMC business products. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If our insurance or indemnification coverage is not adequate to cover our potential financial exposure, our insurers or indemnitors dispute their obligations to provide coverage, or the actual number or value of claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

While we maintain general liability and product liability insurance coverage in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation. See Note 12 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

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

We have substantially completed the implementation of two Enterprise Resource Planning (“ERP”) systems that each redesigned and deployed common information systems. As part of our supply chain optimization and footprint repositioning strategies, we will continue to implement ERP systems throughout the business. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As we implement the ERP systems, some elements may not perform as expected. This could have an adverse effect on our business.

Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.

We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. The applicability of these laws to our business has increased due to our focus on expanding e-commerce offerings. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may face litigation or regulatory sanctions, or be required to make notifications under data privacy regulations. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the U.S. and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain. We may also be negatively impacted by actions by the U.S. or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, trade relations between the U.S. and China, the ongoing conflict between Russia and Ukraine, or the ongoing impacts of China's COVID-19 containment policies.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our corporate offices are located in Beloit, Wisconsin in an approximately 50,000 square foot owned office building, in Rosemont, Illinois in an approximately 12,100 square foot rented office building and in Milwaukee, Wisconsin is an approximately 142,000 square foot rented office building. We have manufacturing, sales and service facilities throughout the US and in Mexico, China, Europe and India as well as a number of other locations throughout the world.
Our Commercial Systems segment currently includes 52 facilities, of which 16 are principal manufacturing facilities and 3 are principal warehouse facilities. The Commercial Systems segment's present operating facilities contain a total of approximately 3.3 million square feet of space, of which approximately 24% are leased.
The following represents our principal manufacturing and warehouse facilities in the Commercial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	3	0.6	0.6	—
Mexico	4	0.8	0.6	0.2
China	5	0.9	0.8	0.1
India	2	0.1	—	0.1
Europe	4	0.1	0.1	—
Other	1	0.2	0.2	—
Total	19	2.7	2.3	0.4

Our Industrial Systems segment currently includes 27 facilities, of which 12 are principal manufacturing facilities and 8 are principal warehouse facilities. The Industrial Systems segment's present operating facilities contain a total of approximately 3.3 million square feet of space, of which approximately 41% are leased.
The following represents our principal manufacturing and warehouse facilities in the Industrial Systems segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	2	0.7	0.7	—
Mexico	3	0.4	—	0.4
China	3	0.7	0.7	—
India	2	0.3	0.2	0.1
Europe	2	0.2	0.2	—
Other	8	0.9	0.1	0.8
Total	20	3.2	1.9	1.3

Our Climate Solutions segment currently includes 23 facilities, of which 6 are principal manufacturing facilities and 6 are principal warehouse facilities. The Climate Solutions segment's present operating facilities contain a total of approximately 1.9 million square feet of space, of which approximately 55% are leased.
The following represents our principal manufacturing and warehouse facilities in the Climate Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	2	0.2	0.1	0.1
Mexico	3	0.6	0.3	0.3
China	2	0.2	—	0.2
India	3	0.4	0.4	—
Europe	1	0.1	0.1	—
Other	1	0.1	—	0.1
Total	12	1.6	0.9	0.7

Our Motion Control Solutions segment currently includes 97 facilities, of which 49 are principal manufacturing facilities and 10 are principal warehouse facilities. The Motion Control Solutions segment's present operating facilities contain a total of approximately 9.3 million square feet of space, of which approximately 29% are leased.
The following represents our principal manufacturing and warehouse facilities in the Motion Control Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	34	5.8	4.6	1.2
Mexico	5	1.0	0.5	0.5
China	3	0.7	0.2	0.5
India	3	0.1	0.1	—
Europe	9	1.0	0.9	0.1
Other	5	0.3	0.2	0.1
Total	59	8.9	6.5	2.4

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
As a result of our acquisition of the Rexnord PMC business, we are entitled to indemnification from third parties who are parties to agreements with the Rexnord PMC business against certain contingent liabilities of the Rexnord PMC business, including certain pre-closing environmental liabilities.

We believe that, pursuant to the transaction documents related to the Rexnord PMC business’ acquisition of the Stearns business from Invensys plc (“Invensys”), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. In the event that we are unable to recover from Invensys with respect to the matters below, we may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, our subsidiary, Rexnord Industries, LLC (“Rexnord Industries”), was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries’ property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA’s past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. Rexnord Industries’ allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

•Multiple lawsuits (with approximately 350 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business’ Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business’ Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and we do not believe that they will become active in the future. To date, the Rexnord PMC business’ insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of our insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with our acquisition of the Rexnord PMC business, transaction documents related to the Rexnord PMC business’ acquisition of The Falk Corporation from Hamilton Sundstrand Corporation were assigned to Rexnord Industries, and provide Rexnord Industries with indemnification against certain products-related asbestos exposure liabilities. We believe that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify Rexnord Industries with respect to asbestos claims that may be significant, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

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

In addition to the matters described above, we are from time to time, party to litigation and other legal or regulatory proceedings that arise in the normal course of our business operations and the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other litigation matters. Our products are used in a variety of industrial, commercial and residential applications that subject us to claims that the use of our products is alleged to have resulted in injury or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Our management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. We accrue for exposures in amounts that we believe are adequate, and we do not believe that the outcome of any such lawsuit individually or collectively will have a material effect on our financial position, results of operations or cash flows.
See Note 12 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RRX.” The number of registered holders of common stock as of February 22, 2023 was 273.

There were no repurchases of our common stock during the quarter ended December 31, 2022.

Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended December 31, 2022, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. From time to time, we enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares. During fiscal 2022, we purchased 1,698,227 shares or $239.2 million in shares pursuant to the repurchase authorization. During fiscal 2021, we purchased 156,184 shares or $25.8 million in shares pursuant to the repurchase authorization. During fiscal 2020, we purchased 315,072 shares or $25.0 million in shares pursuant to our previous repurchase authorization program. The maximum value of shares of our common stock available to be purchased as of December 31, 2022 is $195.0 million.
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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's Mid Cap 400 Index, (3) the Standard & Poor's 400 Electrical Components and Equipment Index, and (4) the Standard & Poor's 400 Industrials Index, for the period December 30, 2017 through December 31, 2022. In each case, the graph assumes the investment of $100.00 on December 30, 2017. We have added the Standard & Poor's 400 Industrials index to the graph and intend for this index to replace the Standard & Poor's 400 Electrical Components and Equipment Index in future years, because we believe it provides a more meaningful comparison to our total shareholder return as a result of the ongoing evolution of our business. Consistent with this rationale, we believe that the Standard & Poor's 400 Industrials Index will continue to align well with our business after the completion of the Altra Transaction.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Regal Rexnord Corporation
S&P MidCap 400 Index
S&P 400 Electrical Components & Equipment
S&P 400 Industrials Index

INDEXED RETURNS
	Years Ended
Company / Index	2018	2019	2020	2021	2022
Regal Rexnord Corporation	$92.78	$114.84	$167.50	$245.48	$174.91
S&P MidCap 400 Index	88.01	112.15	127.54	159.12	138.34
S&P 400 Electrical Components & Equipment	87.32	111.05	146.51	179.50	152.46
S&P 400 Industrials Index	84.09	113.92	132.41	170.07	150.52

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)
Effective for fiscal year 2022, we approved a change in the fiscal year end from a 52/53 week fiscal year ending on the Saturday closest to December 31. We refer to the fiscal year ended December 31, 2022 as “fiscal 2022", the fiscal year ended January 1, 2022 as “fiscal 2021" and the fiscal year ended January 2, 2021 as “fiscal 2021".

Overview

General

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) is a global leader in the engineering and manufacturing of industrial powertrain solutions, power transmission components, electrical motors and electronic controls, air moving products and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet.

We are headquartered in Beloit, Wisconsin and have manufacturing, sales and service facilities worldwide. As of the end of fiscal 2022, the Company, including its subsidiaries, employed approximately 26,000 people in its global manufacturing, sales, and service facilities and corporate offices. In fiscal 2022, we reported annual net sales of $5.2 billion compared to $3.8 billion in fiscal 2021.

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

As previously disclosed, we are considering a full range of strategic alternatives for the global motors and generators portion of our Industrial Systems operating segment, which constitutes the majority of sales in this segment. Our ongoing strategic review may or may not lead to a decision to divest this business.
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

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of the acquisition (“Acquisition Sales”), (ii) less the amount of sales attributable to any businesses divested/to be exited ("Business To Be Exited"), and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales. Organic sales, organic sales growth and acquisition growth are non-GAAP measures. See reconciliation of these measures to GAAP net sales in Non-GAAP Measures below.

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

Our general engineering and research and development expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. In particular, a large driver of our research and development efforts is energy efficiency, which generally means using less electrical power to produce more mechanical power.

Goodwill & Other Asset Impairments.

The following table presents impairments by segment as of December 31, 2022, January 1, 2022 and January 2, 2021:

	Commercial Systems	Industrial Systems (1)	Climate Solutions	Motion Control Solutions	Total
Fiscal 2022
Goodwill Impairments	$—	$—	$—	$—	$—
Impairment of Other Long-Lived Assets (2)	—	—	—	0.9	0.9
Total Impairments	$—	$—	$—	$0.9	$0.9
Fiscal 2021
Goodwill Impairments	$—	$33.0	$—	$—	$33.0
Impairment of Other Long-Lived Assets (2)	1.8	—	0.5	3.3	5.6
Total Impairments	$1.8	$33.0	$0.5	$3.3	$38.6
Fiscal 2020
Goodwill Impairments	$—	$10.5	$—	$—	$10.5
Impairment of Other Long-Lived Assets (2)	2.8	0.2	1.3	1.0	5.3
Total Impairments	$2.8	$10.7	$1.3	$1.0	$15.8

(1) The goodwill impairment was in our global industrial motors reporting unit.
(2) Related to assets held for sale.

See Note 5 – Goodwill and Intangible Asserts in the Notes to the Consolidated Financial Statements for additional information

Income from Operations. Our income from operations consists of the segment gross profit less the segment operating expenses. In addition, there are shared operating costs that cover corporate, engineering and IT expenses that are consistently allocated to the operating segments and are included in the segment operating expenses. Income from operations is a key metric used to measure year-over-year improvement of the segments.

COVID-19 Pandemic and Other Macroeconomic Pressures

The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. Currently our expectation is that the impact of cost inflation, including labor, energy, freight and logistics costs, as well as supplier component input availability will continue throughout 2023. COVID-19 lockdowns in China during fiscal 2022 disrupted our Chinese manufacturing operations and negatively impacted demand for our products in the region. Significant increases in COVID-19 infections in that geographic region may continue to disrupt our Chinese manufacturing operations, impact demand for our products, and could also lead to additional supply chain disruptions and commercial challenges.

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
Altra, Rexnord and Arrowhead Transactions
Altra Transaction. On October 26, 2022, we entered into the Altra Merger Agreement with Altra and Merger Sub to acquire all of the issued and outstanding common stock of Altra for $62.00 per common share, or a total preliminary purchase price of $4.95 billion. Pursuant to the terms of the Altra Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Altra, with Altra surviving the transaction as our wholly owned subsidiary. See Item I - Business and Note 4 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Altra Transaction.

In connection with the Altra Transaction, we entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

Rexnord Transaction. On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated February 15, 2021, we completed our combination with the Rexnord PMC business of Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Our shareholders of record as of October 1, 2021 received a special dividend of $6.99 per share (or approximately $284.4 million in aggregate) in connection with the Rexnord Transaction. The Rexnord PMC business forms a part of our Motion Control Solutions segment, and its financials have been included in results for that segment from the date of acquisition. See Item I - Business and Note 4 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Rexnord Transaction.

In connection with the Rexnord Transaction, we entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

Arrowhead Transaction. On November 23, 2021, we acquired Arrowhead for $315.6 million in cash, net of $1.1 million of cash acquired. Arrowhead is a global leader in providing industrial process automation solutions, including conveyors and (de)palletizers to the food & beverage, aluminum can, and consumer staples end markets, among others. Arrowhead is now a part of the Automation Solutions business unit of our Motion Control Solutions segment, and its financials have been included in results for that segment from the date of acquisition. See Item I - Business and Note 4 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Arrowhead Transaction.

Change in Fiscal Year End

At a meeting of the Board of Directors of Regal Rexnord Corporation on October 26, 2021, the Board approved a change in the fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31, effective beginning with fiscal year 2022. We made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. We believe this change will provide numerous benefits, including aligning our reporting periods to be more consistent with peer companies. While this change impacts the comparability of each of the periods presented, the impact is not material.

Change in Accounting Principle

As of January 2, 2022, we changed our methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 3 – Accounting Policies of the Notes to the Consolidated Financial Statements for more information.

Outlook

In fiscal 2023, we expect organic revenue to be slightly down at the mid-point of its range. In fiscal 2023, we expect diluted earnings per share to be $5.64 to $6.44. Our fiscal 2023 diluted earnings per share guidance is based on an effective tax rate of 21.5%. Our outlook for fiscal 2023 includes financing costs and net interest expense on the recently issued Senior Notes, but excludes other financial impacts from the Altra Transaction. See Note 7 – Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information on the Senior Notes.

Results of Operations

The following table sets forth selected information for the years indicated:

	2022	2021	2020
Net Sales:
Commercial Systems	$1,145.4	$1,032.1	$820.2
Industrial Systems	616.0	576.3	528.8
Climate Solutions	1,081.8	1,030.6	846.8
Motion Control Solutions	2,374.7	1,171.3	711.2
Consolidated	$5,217.9	$3,810.3	$2,907.0

Gross Profit as a Percent of Net Sales:
Commercial Systems	28.7%	26.6%	25.9%
Industrial Systems	24.8%	18.7%	17.9%
Climate Solutions	26.2%	30.3%	29.2%
Motion Control Solutions	38.1%	35.6%	35.5%
Consolidated	32.0%	29.2%	27.7%

Operating Expenses as a Percent of Net Sales:
Commercial Systems	14.2%	15.6%	17.7%
Industrial Systems	15.9%	15.3%	17.3%
Climate Solutions	11.2%	11.2%	13.6%
Motion Control Solutions	25.1%	29.9%	22.6%
Consolidated	18.8%	18.8%	17.6%

Income (Loss) from Operations as a Percent of Net Sales:
Commercial Systems	14.5%	10.8%	7.9%
Industrial Systems	8.9%	(2.3)%	(1.5)%
Climate Solutions	14.9%	19.0%	15.4%
Motion Control Solutions	13.0%	5.5%	12.7%
Consolidated	13.2%	9.4%	9.6%

Income from Operations	$690.4	$358.3	$278.0
Other Income, net	(5.4)	(5.2)	(4.4)
Interest Expense	87.2	60.4	39.8
Interest Income	(5.2)	(7.4)	(5.9)
Income before Taxes	613.8	310.5	248.5
Provision for Income Taxes	118.9	74.7	56.3
Net Income	494.9	235.8	192.2
Net Income Attributable to Noncontrolling Interests	6.0	6.2	4.5
Net Income Attributable to Regal Rexnord Corporation	$488.9	$229.6	$187.7

Fiscal Year 2022 Compared to Fiscal Year 2021

Net sales for fiscal 2022 were $5.2 billion, a 36.9% increase as compared to fiscal 2021 net sales of $3.8 billion. The increase consisted of positive organic sales of 9.3% and positive impact from acquisitions of 29.9% partially offset by negative foreign currency translation of 2.2%. The increase was primarily driven by sales increases in North American markets and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $558.1 million or 50.2% as compared to the prior year. The increase from the prior year was driven by the acquisitions of the Rexnord PMC and Arrowhead businesses and 80/20 actions, partially offset by increased freight and material costs and restructuring costs. Operating expenses were $978.4 million which was a $263.7 million increase from fiscal 2021. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses, higher employee related wage and benefit costs and intangible asset amortization partially offset by lower transaction costs. The Company recognized goodwill and asset impairments of $0.9 million, a decrease of $37.7 million from the prior year.

Net sales for the Commercial Systems segment for fiscal 2022 were $1,145.4 million, a 11.0% increase compared to fiscal 2021 net sales of $1,032.1 million. The increase consisted of positive organic sales of 13.9% partially offset by negative 2.9% foreign currency translation. The increase was primarily driven by strong price realization and share gains, with particular strength in the North America general industrial and pool pump markets as well as solid gains in the commercial HVAC and air moving businesses, partially offset by headwinds in China. Gross profit increased $54.0 million or 19.7% primarily driven by price partially offset by higher material costs due to inflation. Operating expenses for fiscal 2022 increased $1.4 million as compared to fiscal 2021. The increase was primarily driven by higher employee-related wage and benefit costs.

Net sales for the Industrial Systems segment for fiscal 2022 were $616.0 million, a 6.9% increase compared to fiscal 2021 net sales of $576.3 million. The increase consisted of positive organic sales of 10.3% partially offset by negative foreign currency translation of 3.4%. Growth is driven by strength in the data center market for generators, demand for industrial motors in North America and price increases, partially offset by headwinds in China. Gross profit increased $45.1 million or 41.9% primarily driven by the increase in volume and price realization, partially offset by material inflation. Operating expenses for fiscal 2022 increased $9.7 million as compared to fiscal 2021. The increase in operating expenses was primarily driven by increased employee wages, commissions partially offset by foreign exchange gains. Industrial Systems recognized a $33.0 goodwill impairment in fiscal 2021 and no goodwill impairments in fiscal 2022.

Net sales for the Climate Solutions segment for fiscal 2022 were $1,081.8 million, a 5.0% increase compared to fiscal 2021 net sales of $1,030.6 million. The increase consisted of positive organic sales of 5.7% partially offset by negative foreign currency translation of 0.6%. The increase was primarily due to price increases and share gains partially offset by lower volumes resulting from slowing market demand. Gross profit decreased $29.4 million or 9.4% primarily driven by material and freight inflation, lower volumes, increased restructuring costs and 80/20 actions. Operating expenses for fiscal 2022 increased $6.2 million as compared to fiscal 2021. The increase in operating expenses was primarily due to higher expenses related to commissions, travel, compensation and benefits.

Net sales for the Motion Control Solutions segment for fiscal 2022 were $2,374.7 million, a 102.7% increase compared to fiscal 2021 net sales of $1,171.3 million. The increase consisted of positive impact from acquisitions of 97.3% and positive organic sales of 7.9% partially offset by negative foreign currency translation of 2.4%. The increase was primarily driven by the acquisitions of the Rexnord PMC and Arrowhead businesses in addition to the North America general industrial market, the Aerospace business and meaningful share gains tied to our industrial powertrain offering. Gross profit for fiscal 2022 increased $488.4 million or 117.0% primarily due to the acquisitions of the Rexnord PMC and Arrowhead businesses, higher sales volume and lower overhead cost driven by cost reduction initiatives partially offset by higher restructuring expense. Operating expenses for fiscal 2022 increased $246.4 million due to the acquisitions of the Rexnord PMC and Arrowhead businesses, including intangible asset amortization, partially offset by lower transaction costs. For fiscal 2022, the Motion Control Solutions segment incurred transaction costs of $14.7 million related to the Altra Transaction and $4.3 million related to the Rexnord Transaction compared to $89.1 million of transaction costs related to the Rexnord Transaction and Arrowhead Transaction in fiscal 2021.

The effective tax rate for fiscal 2022 was 19.4% compared to 24.1% for fiscal 2021. The decrease in the effective rate was primarily due to the impact of nondeductible impairment charges and nondeductible transaction costs related to the Rexnord Transaction.

Fiscal Year 2021 Compared to Fiscal Year 2020

Net sales for fiscal 2021 were $3.8 billion, a 31.1% increase as compared to fiscal 2020 net sales of $2.9 billion. The increase consisted of positive organic sales of 17.4%, positive impact from acquisitions of 12.0% and positive foreign currency translation of 1.7%. The increase was primarily driven by sales increases in North America, China and recovering demand in EMEA and Asia Pacific and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit increased $305.0 million or 37.8% as compared to the prior year. The increase from the prior year was driven primarily due to increases in volume and the acquisitions of the Rexnord PMC and Arrowhead businesses, partially offset by increased freight and material costs. Operating expenses were $714.7 million which was a $201.8 million increase from fiscal 2020. The increase was primarily driven by acquisitions of the Rexnord PMC and Arrowhead businesses transaction costs, higher employee related wage and benefit costs, partially offset by foreign exchange gains. The Company recognized goodwill and other asset impairments of $38.6 million, a $22.8 million increase from the prior year.

Net sales for the Commercial Systems segment for fiscal 2021 were $1,032.1 million, a 25.8% increase compared to fiscal 2020 net sales of $820.2 million. The increase consisted of positive organic sales of 23.3% and positive 2.5% foreign currency translation. The increase was primarily driven by strong growth in the Asia Pacific market as well as the general industry and pool pump business. Gross profit increased $61.4 million or 28.9% primarily driven by the increase in volume, partially offset by increased freight and tariff costs. Operating expenses for fiscal 2021 increased $16.2 million as compared to fiscal 2020. The increase was primarily driven by higher employee-related wage and benefit costs, rising logistics costs and increased engineering expenses.

Net sales for the Industrial Systems segment for fiscal 2021 were $576.3 million, a 9.0% increase compared to fiscal 2020 net sales of $528.8 million. The increase consisted of positive organic sales of 5.4% and positive foreign currency translation of 3.6%, strength in the generator business, strong growth in China and in India markets, and improving demand in the North America industrial motors business. Gross profit increased $13.0 million or 13.7% primarily driven by strong volumes, favorable mix and positive price realization, partially offset by material inflation. Operating expenses for fiscal 2021 decreased $3.6 million as compared to fiscal 2020. The decrease was primarily due to general cost savings initiatives and foreign exchange gains partially offset by variable selling costs on higher sales volumes and increased administrative costs.

Net sales for the Climate Solutions segment for fiscal 2021 were $1,030.6 million, a 21.7% increase compared to fiscal 2020 net sales of $846.8 million. The increase consisted of positive organic sales of 21.3% and positive foreign currency translation of 0.4%. The increase was primarily due to continued strong demand in North American residential HVAC market and recovering demand in EMEA and Asia Pacific. Gross profit increased $65.4 million or 26.5% primarily driven by volume, favorable product mix and 80/20 actions, partially offset by material and freight inflation. Operating expenses for fiscal 2021 were flat as compared to the prior year primarily due to 2020 cost savings, non-recurring furloughs and operating expenses, offset by gains in foreign currency.

Net sales for the Motion Control Solutions segment for fiscal 2021 were $1,171.3 million, a 64.7% increase compared to fiscal 2020 net sales of $711.2 million. The increase consisted of positive impact from acquisitions of 49.0%, positive organic sales of 14.6% and positive foreign currency translation of 1.1%. The increase was primarily driven by strength in the North American general industrial and alternative-energy end markets, prior year project wins in the aerospace end market, strength in the conveying business and the acquisitions of the Rexnord PMC and Arrowhead businesses. Gross profit for fiscal 2021 increased $165.2 million or 65.5% primarily due to higher sales volume, favorable product mix, lower overhead cost driven by cost reduction initiatives and the acquisitions of the Rexnord PMC and Arrowhead businesses. Operating expenses for fiscal 2021 increased $189.2 million due to transaction costs related to the Rexnord Transaction, asset write-downs related to a restructuring project, and the normalizing of the business as it recovers from the pandemic.

The effective tax rate for fiscal 2021 was 24.1% compared to 22.7% for fiscal 2020. The increase in the effective rate was primarily due to the impact of nondeductible impairment charges and nondeductible transaction costs related to the Rexnord Transaction.

Non-GAAP Measures

As noted above, we disclose organic sales, organic sales growth and acquisition growth non-GAAP financial measures, and we reconcile these measures in the table below to GAAP net sales. We believe that these non-GAAP financial measures are useful measures for providing investors with additional information regarding our results of operations and for helping investors understand and compare our operating results across accounting periods and compared to our peers.

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Net Sales for Fiscal 2022	$1,145.4	$616.0	$1,081.8	$2,374.7	$5,217.9
Acquisition Sales	—	—	—	(1,139.6)	(1,139.6)
Impact of Foreign Currency Translation	30.0	19.6	7.1	28.6	85.3
Organic Sales for Fiscal 2022	$1,175.4	$635.6	$1,088.9	$1,263.7	$4,163.6

Organic Sales Growth for Fiscal 2022	13.9%	10.3%	5.7%	7.9%	9.3%
Acquisition Growth for Fiscal 2022	—%	—%	—%	97.3%	29.9%

Net Sales for Fiscal 2021	$1,032.1	$576.3	$1,030.6	$1,171.3	$3,810.3
Acquisition Sales	—	—	—	(348.5)	(348.5)
Impact of Foreign Currency Translation	(20.5)	(18.9)	(3.1)	(7.7)	(50.2)
Organic Sales for Fiscal 2021	$1,011.6	$557.4	$1,027.5	$815.1	$3,411.6

Organic Sales Growth for Fiscal 2021	23.3%	5.4%	21.3%	14.6%	17.4%
Acquisition Growth for Fiscal 2021	—%	—%	—%	49.0%	12.0%

Net Sales for Fiscal 2020	$820.2	$528.8	$846.8	$711.2	$2,907.0
Impact of Foreign Currency Translation	(0.5)	5.7	5.7	0.4	11.3
Organic Sales for Fiscal 2020	$819.7	$534.5	$852.5	$711.6	$2,918.3

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

Cash flow provided by operating activities was $436.2 million for fiscal 2022, a $78.5 million increase from fiscal 2021. The increase was primarily the result of the Rexnord Transaction partially offset by increased working capital.

Cash flow provided by operating activities was $357.7 million for fiscal 2021, a $77.7 million decrease from fiscal 2020. The decrease was primarily the result of increased working capital.

Our working capital was $1,998.3 million and $1,713.3 million as of December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022 and January 1, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 3.0:1 and 2.6:1, respectively. We intend to use operating cash flow to meet our current debt repayment obligations.

Cash flow used in investing activities was $113.3 million for fiscal 2022, compared to $175.7 million in fiscal 2021. The change was driven primarily by the acquisition of our Arrowhead business in fiscal 2021. Capital expenditures were $83.8 million in fiscal 2022, compared to $54.5 million in fiscal 2021. The increase was primarily driven by the Rexnord Transaction.

Cash flow used in investing activities was $175.7 million for fiscal 2021, compared to $37.0 million in fiscal 2020. The change was driven primarily by the acquisition of our Arrowhead business in fiscal 2021 partially offset by lower divestiture proceeds. Capital expenditures were $54.5 million in fiscal 2021, compared to $47.5 million in fiscal 2020.

In fiscal 2023, we anticipate capital spending for property, plant and equipment to be approximately $120.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2023. We anticipate funding fiscal 2023 capital spending with operating cash flows. These estimates do not take into account any capital expenditures associated with Altra and its properties.

Cash flow used in financing activities was $274.2 million for fiscal 2022, compared to $117.6 million in fiscal 2021. Net debt repayments totaled $106.5 million in fiscal 2022, compared to net debt repayments of $287.1 million in fiscal 2021. We also repurchased $239.2 million of our common stock during fiscal 2022 compared to $25.8 million in fiscal 2021. We paid $90.9 million in dividends to shareholders in fiscal 2022 compared to $335.6 million in fiscal 2021. The decrease was primarily driven by the special dividend of $284.4 million that was issued to shareholders in connection with the Rexnord Transaction in fiscal 2021. In fiscal 2022, we paid distributions of $6.2 million to noncontrolling interests compared to $4.5 million in fiscal 2021. We also paid $40.6 million of deferred financing fees during fiscal 2022. See further discussion of deferred financing fees below.

Cash flow used in financing activities was $117.6 million for fiscal 2021, compared to $147.6 million for fiscal 2020. Net debt repayments totaled $287.1 million in fiscal 2021, compared to net debt repayments of $67.7 million in fiscal 2020. We also repurchased $25.8 million of our common stock during fiscal 2021 compared to $25.0 million in fiscal 2020. We paid $335.6 million in dividends to shareholders in fiscal 2021 compared to $48.7 million in fiscal 2020. The increase was driven by the special dividend that was issued to shareholders in connection with the Rexnord Transaction. In fiscal 2021, we paid distributions of $4.5 million to noncontrolling interests compared to $2.8 million in fiscal 2020. We also paid $32.5 million of early debt extinguishment payments and deferred financing fees during fiscal 2021.

The following table presents selected financial information and statistics as of December 31, 2022 and January 1, 2022:

	December 31, 2022	January 1, 2022
Cash and Cash Equivalents	$688.5	$672.8
Trade Receivables, Net	797.4	785.8
Inventories	1,336.9	1,192.4
Working Capital	1,998.3	1,713.3
Current Ratio	3.0:1	2.6:1

As of December 31, 2022, $681.6 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of the date of this filing, we have repatriated approximately $310 million of foreign cash in fiscal 2023 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in fiscal 2023.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Credit Agreement

On March 28, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which was subsequently amended on November 17, 2022 (the "First Amendment") and November 30, 2022 (the "Assumption Agreement"), which in combination provide for, among other things:

i.an unsecured term loan facility in the initial principal amount of up to $550.0 million, maturing on March 28, 2027 (the "Term Facility"), which will be upsized by $840.0 million upon consummation of the Altra Transaction;
ii.an unsecured term loan facility in the initial principal amount of $486.8 million, under which Land remains the sole borrower, maturing on March 28, 2027 (the "Land Term Facility"); and
iii.an unsecured revolving loan in the initial principal amount of up to $1,000.0 million, maturing on March 28, 2027 (the "Multicurrency Revolving Facility"), which will be upsized by $570.0 million upon consummation of the Altra Transaction.

Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR for US Dollar borrowings), plus an applicable margin. As of December 31, 2022, we had $536.3 million of borrowings under the Term Facility and $486.8 million of borrowings under the Land Term Facility. As of December 31, 2022 we had $429.0 million of borrowings under the Multicurrency Revolving Facility and $571.0 million of available borrowing capacity. In connection with the issuance of the Senior Notes (see further discussion below) in January 2023, the outstanding borrowings under the Multicurrency Revolving Facility were fully repaid.

Private Placement Notes
On April 7, 2022, we entered into a Note Purchase Agreement for the issuance and sale of $500.0 million aggregate principal amount of 3.90% notes due April 7, 2032 (the "Private Placement Notes"), which was subsequently amended on December 21, 2022 to, among other things, (i) permit the consummation of the Altra Transaction, and (ii) add a maintenance fee of 2.50% per annum on the unpaid principal amount of the Private Placement Notes upon consummation of the Altra Transaction. Following the issuance of the Senior Notes discussed below, on January 27, 2023, a portion of the proceeds from that transaction was used to repay the Private Placement Notes in full with no make-whole payments.

Bridge Facility

In connection with the Altra Transaction, on October 26, 2022, we entered into a commitment letter (the “Commitment Letter”), pursuant to which JPMorgan Chase Bank, N.A. committed to provide us approximately $5,500.0 million in aggregate principal amount of senior bridge loans under a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) to, among other things, fund the Altra Transaction. There were $4,160.0 million in Bridge Facility commitments remaining at December 31, 2022. As further discussed below, the Bridge Facility was terminated upon issuance of the Senior Notes in January 2023. We paid $27.5 million in Bridge Facility fees in fiscal 2022.

Backstop Facility

In connection with the Altra Transaction, on October 26, 2022, we entered into a backstop credit facility with JPMorgan Chase Bank, N.A. in an aggregate principal amount of up to $2,030.0 million (the “Backstop Facility”). The Backstop Facility was terminated on November 17, 2022 when we entered into the First Amendment to the Credit Agreement further discussed above. We paid $5.1 million in Backstop facility fees in fiscal 2022.

Senior Notes

On January 24, 2023, we issued $1,100.0 million aggregate principal amount of 6.05% senior notes due 2026 (the “2026 Senior Notes”), $1,250.0 million aggregate principal amount of 6.05% senior notes due 2028 (the “2028 Senior Notes”), $1,100.0 million aggregate principal amount of 6.30% senior notes due 2030 (the “2030 Senior Notes”) and $1,250.0 million aggregate principal amount of 6.40% senior notes due 2033 (the “2033 Senior Notes” and, together with the 2026 Senior Notes, 2028 Senior Notes and 2030 Senior Notes, collectively, the “Senior Notes”).

We received $4,647.0 million in net proceeds from the sale of the Senior Notes in January 2023, after deducting the initial purchasers’ discounts and estimated offering expenses. We used a portion of the net proceeds to repay our outstanding Private Placement Notes, as further discussed above, and intend to use the remaining net proceeds, together with the incremental term loan commitments under the Term Facility and cash on hand, to fund the consideration for the Altra Transaction, repay certain of Altra’s outstanding indebtedness (including the tender of the Altra Notes, as discussed below), and pay certain fees and expenses. Prior to the consummation of the Altra Transaction, we used a portion of the proceeds to repay the outstanding borrowings under the Multicurrency Revolving Facility in January 2023 and invested the remaining net proceeds of approximately $3.6 billion in interest bearing accounts.

See Note 7 - Debt and Bank Credit Facilities for further information on the agreements above.

Tender Offer

In February 2023, we announced the commencement of a tender offer (the "Tender Offer") to purchase for cash any and all of the outstanding 6.125% senior notes due 2026 (the "Altra Notes") of Stevens Holding Company, Inc., Altra's wholly-owned subsidiary from the holders of the Altra Notes. In connection with this tender offer, we are soliciting the consents of the holders of the Altra Notes to certain amendments to the related indenture. Concurrently with, but separate from the Tender Offer and related consent solicitation, we commenced an offer to purchase for cash any and all of the Altra Notes at a purchase price equal to 101% of the aggregate principal amount of the Altra Notes repurchased, plus accrued and unpaid interest (the "CoC Tender"), pursuant to the change of control provisions of the indenture. The Tender Offer, the related consent solicitation and the CoC Tender are all conditioned on the completion of the Altra Transaction.

Compliance with Financial Covenants

The Credit Agreement requires us to meet specified financial ratios and to satisfy certain financial condition tests. We were in compliance with all financial covenants contained in the Credit Agreement as of December 31, 2022.

Other Notes Payable

As of December 31, 2022, other notes payable of $76.7 million were outstanding with a weighted average interest rate of 5.1%. As of January 1, 2022, other notes payable of $78.7 million were outstanding with a weighted average interest rate of 5.2%. These amounts consist primarily of finance leases. See Note 9 – Leases of the Notes to the Consolidated Financial Statements for more information.

Litigation

See Part 1 - Item 3 - Legal Proceedings and Note 12 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and payments due by period as of December 31, 2022:

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Finance Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$131.8	$34.0	$6.9	$7.7	$1,225.1	$1,405.5
1 - 3 years	252.9	49.2	14.1	8.2	—	324.4
3 - 5 years	1,504.7	32.7	14.1	7.2	—	1,558.7
More than 5 years	584.5	26.6	75.8	14.0	—	700.9
Total	$2,473.9	$142.5	$110.9	$37.1	$1,225.1	$3,989.5

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 13 of the Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included above in the table of contractual obligations. Future pension obligation payments after fiscal 2022 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 31, 2022.

(2) Variable rate debt based on December 31, 2022 rates. See also Note 7 – Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements.

We utilize blanket purchase orders (“Blankets”) to communicate expected annual requirements to many of our suppliers. Requirements under Blankets generally do not become “firm” until a varying number of weeks before our scheduled production. The purchase obligations shown in the above table represent the value we consider “firm.”

Critical Accounting Estimates

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

Goodwill

We test goodwill for impairment at least annually and perform our annual impairment test as of the end of the October fiscal month. Factors that could trigger an impairment assessment include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Reporting units with recent impairments or those with goodwill resulting from recent acquisitions generally present the highest risk of impairment.

We determine the fair value of each reporting unit utilizing an income approach (discounted cash flow method) weighted 75% and a market approach (consisting of a comparable public company multiples methodology) weighted 25%. The assumptions that have the most significant effect on the fair value calculations are discount rates, market multiples, forecasted EBITDA and terminal growth rates. Discount rates are determined using market and industry data and reflect the risks and uncertainties inherent to each reporting unit and our internally developed forecasts.

For fiscal 2022, we performed quantitative impairment tests for all nine of our reporting units. The discount rates used in our fiscal 2022 reporting unit valuations ranged from 11.0% to 18.0%. Based on the fiscal 2022 annual goodwill test, the fair value of each of the reporting units exceeded its carrying value by more than 10%. As a result, no goodwill impairments were recorded in fiscal 2022. There is inherent uncertainty included in the assumptions used in goodwill impairment testing and a change to any of the assumptions could lead to a future impairment, which could be material. See Note 5 – Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements for more information.

Long-Lived Assets

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. When applying the accounting guidance, we use estimates to determine when an impairment is necessary. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends (see also Note 5 – Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements). For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability.

Defined Benefit Pension Plans

The majority of the defined benefit pension plans covering our domestic associates have been closed to new associates and frozen for existing associates; however certain employees represented by collective bargaining continue to earn benefits. Most of our foreign associates are covered by government sponsored plans in the countries in which they are employed.

The valuation of our defined benefit pension plan obligations and cost requires the use of assumptions and estimates, including discount rates, investment returns, and mortality rates. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the result year-by-year spot rates. Our expected long-term rate of return on plan assets is reviewed annually based on actual and forecasted returns, economic trends and portfolio allocation. The following tables illustrate the effects of changing certain of the actuarial assumptions discussed above, while holding all other assumptions constant:

	Actual Assumption	Change in Assumption	Impact
Change in 2022 net periodic benefit cost
Discount rate	2.7%	0.50% increase	$1.3 million cost increase
Expected long-term rate of return on plan assets	4.6%	0.50% decrease	$1.9 million cost increase
Change in projected benefit plan obligation at December 31, 2022
Discount rate	5.2%	0.50% decrease	$17.2 million obligation increase

Changes in assumptions and future investment returns could potentially have a material impact on our pension obligation and cost.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of December 31, 2022, we had $576.7 million of fixed rate debt and $1,452.1 million of variable rate debt. As of January 1, 2022, we had $76.7 million of fixed rate debt and $1,845.5 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of December 31, 2022 would result in a $8.2 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating nonamortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of December 31, 2022 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$7.9

As of December 31, 2022, a $7.9 million interest rate swap was included in Other Noncurrent Assets. As of January 1, 2022, a $5.3 million interest rate swap was included in Other Noncurrent Assets. There was an unrealized gain of $17.0 million, net of tax, (a $11.0 million gain on the terminated swaps and a $6.0 million gain on the active swaps) for fiscal 2022 and an unrealized gain of $4.0 million for 2021 that was recorded in AOCI for the effective portion of the hedge.

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

As of December 31, 2022, derivative currency assets (liabilities) of $13.0 million, $0.9 million and $(4.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. As of January 1, 2022, derivative currency assets (liabilities) of $8.6 million, $0.7 million and $(1.7) million , are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $6.3 million net of tax and $5.8 million net of tax, as of December 31, 2022 and January 1, 2022, respectively, was recorded in AOCI. As of December 31, 2022, we had $5.3 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of January 1, 2022, we had $1.9 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 31, 2022 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$215.2	$13.2	$21.5	$(21.5)
Chinese Renminbi	173.8	(2.9)	17.4	(17.4)
Indian Rupee	33.1	(1.3)	3.3	(3.3)
Euro	159.6	0.1	16.0	(16)
British Pound	2.1	—	0.2	(0.2)

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

Derivative commodity assets (liabilities) of $0.9 million, $0.3 million and $(10.6) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2022. Derivative commodity assets (liabilities) of $9.3 million, $0.1 million, $(1.2) million and $(0.6) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively as of January 1, 2022. The unrealized loss on the effective portion of the hedges of $6.9 million net of tax and unrealized gain of $5.6 million net of tax, as of December 31, 2022 and January 1, 2022, respectively, was recorded in AOCI. As of December 31, 2022, we had an additional $4.4 million, net of tax, derivative commodity loss on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of January 1, 2022, we had an additional $3.7 million, net of tax, of derivative commodity gain on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 31, 2022 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$89.4	$(8.7)	$8.9	$(8.9)
Aluminum	4.0	(0.7)	0.4	(0.4)

Gains and losses indicated in the sensitivity analysis would be largely offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of $17.3 million of gains as of December 31, 2022 includes $3.7 million of net current deferred gains expected to be realized in the next twelve months.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Annual Report on Internal Control Over Financial Reporting
The management of Regal Rexnord Corporation (the “Company”) is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of December 31, 2022, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regal Rexnord Corporation and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, in 2022, the Company elected to change its method of accounting for certain inventories from the last-in, first-out (“LIFO”) cost method to the first-in, first-out (“FIFO”) cost method and retrospectively adjusted the 2021 and 2020 financial statements for this change.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Valuation – Global Industrial Motors and the MCS Aerospace Reporting Units – Refer to Notes 3 and 5 to the Financial Statements

Critical Audit Matter Description

The Company performed an impairment evaluation of the goodwill for the Global Industrial Motors and the MCS Aerospace reporting units by comparing the estimated fair value of the reporting units to their carrying value. In order to estimate the fair value of the reporting units, management is required to make estimates and assumptions related to the discount rate and forecasts of future Earnings Before Interest Taxes Depreciation & Amortization (“EBITDA”) margins, which involve significant judgment. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $4,018.8 million as of December 31, 2022, of which $78.6 million related to the Global Industrial Motors reporting unit and $208.7 million related to the MCS Aerospace reporting unit. As of October 31, 2022, the Company’s measurement date, the Company determined that the fair value of each of the reporting units exceeded its carrying value and therefore no impairment was recognized.

We identified the impairment evaluation of goodwill for the Global Industrial Motors and the MCS Aerospace reporting units as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to the discount rate and forecasts of future EBITDA margins. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates and forecast of future EBITDA margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate and forecasts of future EBITDA margins for the Global Industrial Motors and MCS Aerospace reporting units included the following, among others:

•We evaluated the design and effectiveness of the controls over management’s goodwill impairment evaluation, including those over the selection of the discount rates and management’s development of forecasts of future EBITDA margins.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•We assessed management’s historical ability to accurately forecast the reporting units’ results of operations.

•We assessed management’s intent and/or ability to take specific actions included in management’s forecasts.

•We evaluated the impact of changes in management’s forecasts from the October 31, 2022, annual measurement date to December 31, 2022.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:

–Testing the source information underlying management’s determination of the discount rates.

–Testing the mathematical accuracy of management’s calculations.

–Developing a range of independent estimates and compared those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 24, 2023
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regal Rexnord Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements and contained an explanatory paragraph related to a change in accounting principle.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 24, 2023

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net Sales	$5,217.9	$3,810.3	$2,907.0
Cost of Sales	3,548.2	2,698.7	2,100.4
Gross Profit	1,669.7	1,111.6	806.6
Operating Expenses	978.4	714.7	512.9
Goodwill Impairment	—	33.0	10.5
Asset Impairments	0.9	5.6	5.3
Gain on Sale of Businesses	—	—	(0.1)
Total Operating Expenses	979.3	753.3	528.6
Income from Operations	690.4	358.3	278.0
Other Income, net	(5.4)	(5.2)	(4.4)
Interest Expense	87.2	60.4	39.8
Interest Income	(5.2)	(7.4)	(5.9)
Income before Taxes	613.8	310.5	248.5
Provision for Income Taxes	118.9	74.7	56.3
Net Income	494.9	235.8	192.2
Less: Net Income Attributable to Noncontrolling Interests	6.0	6.2	4.5
Net Income Attributable to Regal Rexnord Corporation	$488.9	$229.6	$187.7
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$7.33	$4.85	$4.62
Assuming Dilution	$7.29	$4.81	$4.60
Weighted Average Number of Shares Outstanding:
Basic	66.7	47.3	40.6
Assuming Dilution	67.1	47.7	40.8
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 31, 2022		January 1, 2022		January 2, 2021
Net Income		$494.9		$235.8		$192.2
Other Comprehensive (Loss) Income Net of Tax:
Translation:
Foreign Currency Translation Adjustments		(157.9)		(45.5)		60.7
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $1.5 Million in 2022, $11.6 Million in 2021 and $2.8 Million in 2020	$4.6		$36.7		$8.6
Reclassification of (Gains) Losses Included in Net Income, Net of Tax Effects of $(2.6) Million in 2022, $(12.4) Million in 2021 and $2.2 Million in 2020	(8.3)	(3.7)	(39.2)	(2.5)	6.9	15.5
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Gain (Loss), Net of Tax Effects of zero in 2022, $4.9 Million in 2021 and $(0.1) Million in 2020	0.1		15.4		(0.6)
Amortization of Prior Service Cost and Unrecognized Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $0.2 Million in 2022, $0.4 Million in 2021 and $0.2 Million in 2020	0.9	1.0	1.4	16.8	0.5	(0.1)
Other Comprehensive (Loss) Income		(160.6)		(31.2)		76.1
Comprehensive Income		334.3		204.6		268.3
Less: Comprehensive Income Attributable to Noncontrolling Interest		2.4		6.8		6.1
Comprehensive Income Attributable to Regal Rexnord Corporation		$331.9		$197.8		$262.2
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	December 31, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$688.5	$672.8
Trade Receivables, Less Allowances of $30.9 Million in 2022 and $18.7 Million in 2021	797.4	785.8
Inventories	1,336.9	1,192.4
Prepaid Expenses and Other Current Assets	150.9	145.1
Deferred Financing Fees	17.0	—
Assets Held for Sale	9.8	12.5
Total Current Assets	3,000.5	2,808.6
Net Property, Plant and Equipment	807.0	908.5
Operating Lease Assets	110.9	112.4
Goodwill	4,018.8	4,039.2
Intangible Assets, Net of Amortization	2,229.9	2,429.2
Deferred Income Tax Benefits	43.9	35.7
Other Noncurrent Assets	57.9	33.8
Total Assets	$10,268.9	$10,367.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$497.7	$643.8
Dividends Payable	23.2	22.3
Accrued Compensation and Benefits	141.1	143.9
Other Accrued Expenses	280.0	253.2
Current Operating Lease Liabilities	26.4	27.2
Current Maturities of Long-Term Debt	33.8	4.9
Total Current Liabilities	1,002.2	1,095.3
Long-Term Debt	1,989.7	1,913.6
Deferred Income Taxes	591.9	679.7
Pension and Other Post Retirement Benefits	97.6	111.7
Noncurrent Operating Lease Liabilities	88.1	89.5
Other Noncurrent Liabilities	76.8	69.4
Contingencies (see Note 12)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 100.0 Million Shares Authorized, 66.2 Million and 67.6 Million Shares Issued and Outstanding at 2022 and 2021, Respectively	0.7	0.7
Additional Paid-In Capital	4,609.6	4,651.8
Retained Earnings	2,130.0	1,912.6
Accumulated Other Comprehensive Loss	(352.1)	(195.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,388.2	6,370.0
Noncontrolling Interests	34.4	38.2
Total Equity	6,422.6	6,408.2
Total Liabilities and Equity	$10,268.9	$10,367.4
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 28, 2019	$0.4	$701.8	$1,926.7	$(237.8)	$29.3	$2,420.4
Net Income	—	—	187.7	—	4.5	192.2
Other Comprehensive Income	—	—	—	74.5	1.6	76.1
Dividends Declared ($1.20 Per Share)	—	—	(48.7)	—	—	(48.7)
Stock Options Exercised		(3.3)				(3.3)
Share-Based Compensation	—	9.2	—	—	—	9.2
Stock Repurchase	—	(11.1)	(13.9)	—	—	(25.0)
Adoption of Accounting Pronouncement ASU 2016-03	—	—	(2.7)	—	—	(2.7)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(2.8)	(2.8)
Balance as of January 2, 2021	$0.4	$696.6	$2,049.1	$(163.3)	$32.6	$2,615.4
Net Income	—	—	229.6	—	6.2	235.8
Other Comprehensive (Loss) Income	—	—	—	(31.8)	0.6	(31.2)
Dividends Declared ($8.28 Per Share)	—	—	(345.8)	—	—	(345.8)
Stock Options Exercised	—	(7.3)	—	—	—	(7.3)
Share-Based Compensation	—	24.9	—	—	—	24.9
Acquisition of the Rexnord PMC business	0.3	3,896.0	—	—	—	3,896.3
Replacement Equity-Based Awards Granted Upon Acquisition of the Rexnord PMC business	—	47.1	—	—	—	47.1
Stock Repurchase	—	(5.5)	(20.3)	—	—	(25.8)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(4.5)	(4.5)
Noncontrolling Interest Acquired	—	—	—	—	3.3	3.3
Balance as of January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	488.9	—	6.0	494.9
Other Comprehensive Income	—	—	—	(157.0)	(3.6)	(160.6)
Dividends Declared ($1.38 Per Share)	—	—	(91.7)	—	—	(91.7)
Stock Options Exercised	—	(5.3)	—	—	—	(5.3)
Share-Based Compensation	—	22.5	—	—	—	22.5
Stock Repurchase	—	(59.4)	(179.8)	—	—	(239.2)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(6.2)	(6.2)
Balance as of December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$494.9	$235.8	$192.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	121.9	93.2	84.1
Amortization	185.5	77.4	47.3
Goodwill Impairment	—	33.0	10.5
Asset Impairments	0.9	5.6	5.3
Noncash Lease Expense	31.9	26.1	24.5
Share-Based Compensation Expense	22.5	24.9	9.2
Financing Fee Amortization	19.6	19.2	1.5
Early Debt Extinguishment Charge	—	12.7	—
Benefit from Deferred Income Taxes	(80.1)	(8.7)	(17.0)
Loss on Disposition of Assets	2.7	0.2	2.9
Other Non-Cash Changes	—	0.8	5.8
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(38.1)	(154.5)	29.6
Inventories	(174.4)	(174.4)	(1.6)
Accounts Payable	(129.5)	156.6	15.2
Current Liabilities and Other	(21.6)	9.8	25.9
Net Cash Provided by Operating Activities	436.2	357.7	435.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(83.8)	(54.5)	(47.5)
Business Acquisitions, Net of Cash Acquired	(35.0)	(125.5)	—
Proceeds from Sale of Property, Plant and Equipment	5.5	4.3	10.5
Net Cash Used in Investing Activities	(113.3)	(175.7)	(37.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	2,119.6	1,475.7	1,088.5
Repayments Under Revolving Credit Facility	(2,427.3)	(739.0)	(1,106.2)
Proceeds from Short-Term Borrowings	10.2	17.2	2.6
Repayments of Short-Term Borrowings	(9.1)	(15.7)	(2.3)
Proceeds from Long-Term Borrowings	1,536.8	—	0.1
Repayments of Long-Term Borrowings	(1,123.7)	(451.1)	(50.4)
Dividends Paid to Shareholders	(90.9)	(335.6)	(48.7)
Proceeds from the Exercise of Stock Options	5.1	2.6	0.2
Shares Surrendered for Taxes	(8.9)	(8.9)	(3.6)
Early Debt Extinguishment Payments	—	(12.7)	—
Financing Fees Paid	(40.6)	(19.8)	—
Repurchase of Common Stock	(239.2)	(25.8)	(25.0)
Distributions to Noncontrolling Interests	(6.2)	(4.5)	(2.8)
Net Cash Used in Financing Activities	(274.2)	(117.6)	(147.6)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(33.0)	(2.9)	29.1
Net Increase in Cash and Cash Equivalents	15.7	61.5	279.9
Cash and Cash Equivalents at Beginning of Period	672.8	611.3	331.4
Cash and Cash Equivalents at End of Period	$688.5	$672.8	$611.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$66.7	$35.2	$38.6
Income Taxes	187.6	103.1	44.3
Non-Cash Investing: Issuance of Common Stock and Replacement Equity-Based Awards in Connection with Rexnord Transaction	—	3,943.4	—

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)
(1) Nature of Operations
Regal Rexnord Corporation (the “Company”) is a United States-based multi-national corporation. The Company is comprised of four operating segments: the Commercial Systems segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications; the Industrial Systems segment designs and produces integral motors, automatic transfer switches, alternators and switchgear for industrial applications, along with aftermarket parts and kits to support such products; the Climate Solutions segment designs and produces small motors, electronic variable speed controls and air moving solutions; and the Motion Control Solutions segment designs, produces and services mounted and unmounted bearings, conveyor products, conveying automation solutions, couplings, mechanical power transmission drives and components, gearboxes and gear motors, aerospace components, special components products and industrial powertrain components and solutions.

(2) Basis of Presentation
Effective for fiscal year 2022, the Company changed its fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. The fiscal year ended December 31, 2022 was 52 weeks, the fiscal year ended January 1, 2022 was 52 weeks and the fiscal year ended January 2, 2021 was 53 weeks.

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
Acquisition-related costs are expensed as incurred, restructuring costs are recognized as post-acquisition expense and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in Provision for Income Taxes. See Note 4 - Acquisitions for more information.
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
The Company derives a significant portion of its revenues from several original equipment manufacturing customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in fiscal 2022, fiscal 2021 or fiscal 2020.
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. The Company reports in four operating segments: Commercial Systems, Industrial Systems, Climate Solutions and Motion Control Solutions. See Note 6 – Segment Information for a description of the different segments.
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
Payment Terms
The arrangement with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms vary by customer but typically range from due upon delivery to 120 days after delivery. For contracts recognized at a point in time, revenue and billing typically occur simultaneously. The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. For contracts recognized using the cost-based input method, revenue recognized in excess of customer billings and billings in excess of revenue recognized are reviewed to determine the contract asset or contract liability position and classified as such on the Consolidated Balance Sheet.

Returns, Refunds and Warranties
The Company’s contracts do not explicitly offer a “general” right of return to its customers (e.g. customers ordered excess products and return unused items). Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company generally only offers limited warranties which are considered to be assurance type warranties and are not accounted for as separate performance obligations. Customers generally receive repair or replacement on products that do not function to specification. Estimated product warranties are provided for specific product groups and the Company accrues for estimated future warranty cost in the period in which the sale is recognized. The Company estimates the accrual requirements based on historical warranty loss experience and the cost is included in Cost of Sales. See Note 12 - Contingencies for more information.
Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, it is entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively:

December 31, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$813.3	$361.6	$953.6	$1,728.1	$3,856.6
Asia	156.8	159.1	31.3	157.6	504.8
Europe	134.1	50.7	48.1	394.2	627.1
Rest-of-World	41.2	44.6	48.8	94.8	229.4
Total	$1,145.4	$616.0	$1,081.8	$2,374.7	$5,217.9

January 1, 2022	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$696.0	$296.2	$905.9	$877.0	$2,775.1
Asia	182.3	186.7	33.7	60.3	463.0
Europe	102.7	46.4	43.6	168.8	361.5
Rest-of-World	51.1	47.0	47.4	65.2	210.7
Total	$1,032.1	$576.3	$1,030.6	$1,171.3	$3,810.3

January 2, 2021	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
North America	$566.9	$291.4	$752.7	$572.4	$2,183.4
Asia	124.9	150.9	27.7	27.5	331.0
Europe	86.1	44.8	30.3	86.4	247.6
Rest-of-World	42.3	41.7	36.1	24.9	145.0
Total	$820.2	$528.8	$846.8	$711.2	$2,907.0

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
Research, Development and Engineering
The Company performs research, development and engineering activities relating to new product development and the improvement of current products. The Company's research, development and engineering expenses consist primarily of costs for: (i) salaries and related personnel expenses; (ii) the design and development of new energy efficient products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. The Company's research, development and engineering efforts tend to be targeted toward developing new products that would allow it to gain additional market share, whether in new or existing segments.
Research, development and engineering costs are expensed as incurred. The costs are recorded in Operating Expenses in the fiscal year as follows as noted in the table below:

	December 31, 2022	January 1, 2022	January 2, 2021
Research, Development and Engineering Costs	$106.6	$74.5	$67.0

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
Trade Receivables
The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate expected credit losses. The specific customer account analysis considers such items as, credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses. Trade receivables acquired in the Rexnord Transaction (see Note 4 - Acquisitions and Divestitures) were recorded at fair value at the acquisition date in an amount that reflected expected credit losses, and accordingly, an allowance for credit losses was not separately presented and disclosed. The allowance for credit losses has increased by approximately $11.0 million at December 31, 2022 when compared to January 1, 2022 primarily due to the presentation of post-merger trade receivables at carrying value, with an allowance for credit losses presented separately. There has not been a significant change in the amount of expected credit losses from the acquisition date to December 31, 2022.
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

In addition, certain financial statement line items in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended January 1, 2022 and January 2, 2021, Consolidated Statements of Cash Flows for the years ended January 1, 2022 and January 2, 2021 and our Consolidated Balance Sheet as of January 1, 2022, were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations for the year ended January 1, 2022
Cost of Sales	$2,724.6	$(25.9)	$2,698.7
Provision for Income Taxes	$68.5	$6.2	$74.7
Net income attributable to Regal Rexnord Corporation	$209.9	$19.7	$229.6

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$4.44	$0.41	$4.85
Assuming Dilution	$4.40	$0.41	$4.81

Consolidated Statement of Operations for the year ended January 2, 2021
Cost of Sales	$2,098.3	$2.1	$2,100.4
Provision for Income Taxes	$56.8	$(0.5)	$56.3
Net income attributable to Regal Rexnord Corporation	$189.3	$(1.6)	$187.7

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$4.66	$(0.04)	$4.62
Assuming Dilution	$4.64	$(0.04)	$4.60

Consolidated Balance Sheet as of January 1, 2022
Inventories	$1,106.6	$85.8	$1,192.4
Deferred Income Taxes	$652.0	$27.7	$679.7
Retained Earnings	$1,854.5	$58.1	$1,912.6

Consolidated Statement of Cash Flows for the year ended January 1, 2022
Net Income	$216.1	$19.7	$235.8
Change in Inventories	$(148.5)	$(25.9)	$(174.4)
Benefit from Deferred Income Taxes	$(14.9)	$6.2	$(8.7)

Consolidated Statement of Cash Flows for the year ended January 2, 2021
Net Income	$193.8	$(1.6)	$192.2
Change in Inventories	$(3.7)	$2.1	$(1.6)
Benefit from Deferred Income Taxes	$(16.5)	$(0.5)	$(17.0)

Consolidated Statement of Comprehensive Income for the year ended January 1, 2022
Comprehensive income attributable to Regal Rexnord Corporation	$178.1	$19.7	$197.8

Consolidated Statement of Comprehensive Income for the year ended January 2, 2021
Comprehensive income attributable to Regal Rexnord Corporation	$263.8	$(1.6)	$262.2

The following table compares amounts that would have been reported under the LIFO method with amounts reported under the FIFO method in our Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the year ended December 31, 2022 and our Consolidated Balance Sheet as of December 31, 2022:

	As Computed under LIFO	Effect of Change	As Reported under FIFO
Consolidated Statement of Operations for the year ended December 31, 2022
Cost of Sales	$3,616.4	$(68.2)	$3,548.2
Provision for Income Taxes	$102.6	$16.3	$118.9
Net income attributable to Regal Rexnord Corporation	$437.0	$51.9	$488.9

Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$6.55	$0.78	$7.33
Assuming Dilution	$6.51	$0.78	$7.29

Consolidated Balance Sheet as of December 31, 2022
Inventories	$1,182.9	$154.0	$1,336.9
Deferred Income Taxes	$547.9	$44.0	$591.9
Retained Earnings	$2,020.0	$110.0	$2,130.0

Consolidated Statement of Cash Flows for the year ended December 31, 2022
Net Income	$443.0	$51.9	$494.9
Change in Inventories	$(106.2)	$(68.2)	$(174.4)
Benefit from Deferred Income Taxes	$(96.4)	$16.3	$(80.1)

Consolidated Statement of Comprehensive Income for the year ended December 31, 2022
Comprehensive income attributable to Regal Rexnord Corporation	$280.0	$51.9	$331.9

The major classes of inventory at year end are as follows:

	December 31, 2022	January 1, 2022
Raw Material and Work in Process	57.0%	43.4%
Finished Goods and Purchased Parts	43.0%	56.6%

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

Property, plant and equipment by major classification was as follows:

	Useful Life (In Years)	December 31, 2022	January 1, 2022

Land and Improvements		$103.4	$109.1
Buildings and Improvements	3-50	401.7	449.6
Machinery and Equipment	3-15	1,111.3	1,164.8
Property, Plant and Equipment		1,616.4	1,723.5
Less: Accumulated Depreciation		(809.4)	(815.0)
Net Property, Plant and Equipment		$807.0	$908.5

As of December 31, 2022 and January 1, 2022, $47.1 million and $50.3 million of ROU assets (as defined in Note 9 - Leases) were included in Net Property, Plant and Equipment, respectively.

Goodwill
The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. For goodwill, the Company may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The Company performed quantitative impairment testing for all reporting units in fiscal 2022. The Company performs the required annual goodwill impairment testing as of the end of the October fiscal month.
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
The Company did not record any goodwill impairments in fiscal 2022. The Company recorded goodwill impairments of $33.0 million and $10.5 million for its global industrial motors reporting unit in fiscal 2021 and 2020, respectively. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material. See Note 5 - Goodwill and Intangible Assets for more information.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that indicate carrying values may not be recoverable. If an indicator is present, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If such estimated future cash flows are less than carrying value, an impairment would be recognized. There was no impairment of intangible assets during fiscal 2022, 2021 or 2020.
The Company's indefinite-lived intangible assets previously consisted of a trade name associated with the acquisition of the Power Transmission Solutions business from Emerson Electric Co. During fiscal 2021, following the Rexnord Transaction (as defined in Note 4 – Acquisitions and Divestitures), which included the acquisition of additional trade names that impacted on the Company's long-term branding strategy, the Company determined that the indefinite-lived intangible asset associated with the Power Transmission Solutions trade name had a finite life and began amortizing it over a remaining estimated useful life using the straight line method. Following this change, this asset has been evaluated for impairment under guidance applicable to long-lived assets. Previously, the Company determined the fair value of this asset using a royalty relief methodology similar to the methodology used when the associated asset was acquired, but used updated assumptions and estimates of future sales and profitability. For fiscal 2021 and fiscal 2020, the fair value of the indefinite-lived intangible asset exceeded its respective carrying value. Some of the key considerations used in the Company's impairment testing included (i) cost of capital, including the risk-free interest rate, (ii) royalty rate and (iii) recent historical and projected operating performance. See Note 5 - Goodwill and Intangible Assets for more information.
Long-Lived Assets Impairment

The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. In fiscal 2022, the Company concluded it had asset impairments related to assets to held for sale of $0.9 million. The Company concluded it had an impairment of $5.6 million in long-lived assets in fiscal 2021 due to the transfer of assets to held for sale.

Earnings Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.2 million in fiscal 2022, 0.1 million in fiscal 2021 and 0.4 million in fiscal 2020. The following table reconciles the basic and diluted shares used in earnings per share calculations for the fiscal years ended:

	2022	2021	2020
Denominator for Basic Earnings Per Share	66.7	47.3	40.6
Effect of Dilutive Securities	0.4	0.4	0.2
Denominator for Diluted Earnings Per Share	67.1	47.7	40.8

Defined Benefit Pension Plans

The majority of the defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates. Most of the Company's foreign associates are covered by government sponsored plans in the countries in which they are employed. The Company's obligations under its defined benefit pension are determined with the assistance of actuarial firms. The actuaries, under management's direction, make certain assumptions regarding such factors as withdrawal rates and mortality rates. The actuaries also provide information and recommendations from which management makes further assumptions on such factors as the long-term expected rate of return on plan assets, the discount rate on benefit obligations and where applicable and the rate of annual compensation increases.

Based upon the assumptions made, the investments made by the plans, overall conditions and movement in financial markets, life-spans of benefit recipients and other factors, annual expenses and recorded assets or liabilities of these defined benefit pension plans may change significantly from year to year.
The service cost component of the Company's net periodic benefit cost is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other (Income) Expenses, net on the Company's Consolidated Statements of Income. See Note 8 – Retirement Plans for more information.
Derivative Financial Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Any fair value changes are recorded in Net Income or Accumulated Other Comprehensive Loss ("AOCI") as determined under accounting guidance that establishes criteria for designation and effectiveness of the hedging relationships.

The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. The majority of derivative instruments have been designated as cash flow hedges. See Note 13 – Derivative Financial Instruments for more information.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and consideration of operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will more likely than not be realized. This requires management to make judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.
Uncertainty exists regarding tax positions taken in previously filed tax returns which remain subject to examination, along with positions expected to be taken in future returns. The Company provides for unrecognized tax benefits, based on the technical merits, when it is more likely than not that an uncertain tax position will not be sustained upon examination. Adjustments are made to the uncertain tax positions when facts and circumstances change, such as the closing of a tax audit; changes in applicable tax laws, including tax case rulings and legislative guidance; or expiration of the applicable statute of limitations. See Note 11 – Income Taxes for more information.
Foreign Currency Translation
For those operations using a functional currency other than the US dollar, assets and liabilities are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of Shareholders' Equity.
Product Warranty Reserves
The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated. See Note 12 – Contingencies for more information.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Shareholders' Equity under AOCI.
The components of the ending balances of AOCI are as follows:

	2022	2021
Foreign Currency Translation Adjustments	$(356.1)	$(201.8)
Hedging Activities, Net of Tax of $5.1 in 2022 and $6.6 in 2021	17.3	21.0
Pension and Post-Retirement Benefits, Net of Tax of $(4.1) in 2022 and $(4.2) in 2021	(13.3)	(14.3)
Total	$(352.1)	$(195.1)
Legal Claims and Contingent Liabilities
The Company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty and will only be resolved when one or more future events occur or fail to occur. Management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Company records expenses and liabilities when the Company believes that an obligation of the Company or a subsidiary on a specific matter is probable and there is a basis to reasonably estimate the value of the obligation, and such assessment inherently involves an exercise in judgment. This methodology is used for legal claims that are filed against the Company or a subsidiary from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded. See Note 12 – Contingencies for more information.

Fair Values of Financial Instruments
The fair values of cash equivalents, term deposits, trade receivables and accounts payable approximate their carrying values due to the short period of time to maturity. The fair value of debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings as further described in Note 7 – Debt and Credit Facilities. The fair value of pension assets and derivative instruments is determined based on the methods disclosed in Note 8 - Retirement and Post-Retirement Medical and Note 13 – Derivative Financial Instruments.

New Accounting Standards

New Accounting Standards Adopted as of January 1, 2023

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU was effective January 1, 2023. The Company has evaluated the effect of adopting this accounting guidance and will include the new required disclosures in future filings as needed.

(4) Acquisitions and Divestitures
Altra Transaction
On October 26, 2022, the Company entered into an Agreement and Plan of Merger (the “Altra Merger Agreement”) by and among the Company, Altra Industrial Motion Corp., a Delaware corporation (“Altra”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge (the “Altra Merger”) with and into Altra, with Altra surviving the Altra Merger as a wholly owned subsidiary of the Company (the “Altra Transaction”).

Pursuant to the Altra Merger Agreement, at the effective time of the Altra Merger (the “Effective Time”), each of Altra’s issued and outstanding shares of common stock, par value $0.001 per share (“Altra Common Stock”) (other than (i) any shares held by either the Company, Altra or Merger Sub, (ii) shares owned by any direct or indirect wholly owned subsidiary of Altra or the Company, (iii) shares for which appraisal rights have been properly demanded according to Section 262 of the Delaware General Corporation Law and (iv) restricted shares of Altra Common Stock granted under Altra’s 2014 Omnibus Incentive Plan and subject to forfeiture conditions) will be converted into the right to receive $62.00 in cash, without interest (the “Altra Merger Consideration”). The Altra Merger Agreement generally provides that (1) each vested Altra stock option outstanding immediately prior to the Effective Time will be canceled and converted into a cash payment equal to the intrinsic value of such option based on the Altra Merger Consideration, (2) each unvested Altra stock option outstanding, immediately prior to the Effective Time, will be converted into an award of stock options with respect to Common Stock with an intrinsic value equivalent to the intrinsic value of the Altra stock option based on the Altra Merger Consideration, (3) each unvested Altra restricted stock unit outstanding, as of the Effective Time, that is subject solely to time-based vesting conditions will be converted into an award of restricted stock units with respect to Common Stock with an equivalent value based on the Altra Merger Consideration on substantially similar terms and conditions, (4) each unvested award of Altra restricted shares will be converted into an award of restricted cash of equivalent value based on the Altra Merger Consideration on substantially similar terms and conditions and (5) each unvested Altra restricted stock unit outstanding, as of the Effective Time, that is subject to performance-based vesting conditions will be converted into an award of time-based restricted stock with an equivalent value based on the Altra Merger Consideration on substantially similar terms and conditions (with performance goals being deemed satisfied at specified levels).

Consummation of the Altra Transaction is subject to customary closing conditions under the Altra Merger Agreement including, among others: the absence of any order issued by any court of competent jurisdiction or governmental entity, or any applicable law, enjoining or otherwise prohibiting consummation of the Altra Transaction; the receipt of certain specified regulatory consents, approvals and clearances under competition laws and laws governing foreign investments; accuracy of representations and warranties and compliance with covenants, subject to certain customary qualifications and exceptions; and the absence of any law or judgment resulting in the imposition of or requiring a Burdensome Condition (as defined in the Altra Merger Agreement).

The Company incurred transaction-related costs of approximately $14.7 million during fiscal 2022. These costs were associated with legal and professional services and were recognized as Operating expenses in the Company's Consolidated Statements of Income. In connection with the Altra Transaction, the Company has entered into certain financing arrangements, which are described in Note 7 – Debt and Bank Credit Facilities.

Rexnord Transaction
On October 4, 2021, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Rexnord Merger Agreement”), the Company completed its combination with the Rexnord Process & Motion Control business (“Rexnord PMC business”) of Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”) in a Reverse Morris Trust transaction (the “Rexnord Transaction”). Pursuant to the Rexnord Transaction, (i) Zurn transferred to its then-subsidiary Land Newco, Inc. (“Land”) substantially all of the assets, and Land assumed substantially all of the liabilities, of the Rexnord PMC business (the “Reorganization”), (ii) after which all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of Zurn were distributed in a series of distributions to Zurn’s stockholders (the “Distributions”, and the final distribution of Land common stock from Zurn to Zurn’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (iii) immediately after the Spin-Off, a subsidiary of the Company merged with and into Land (the “Rexnord Merger”) and all shares of Land common stock (other than those held by Zurn, Land, the Company, the Company's merger subsidiary or their respective subsidiaries) were converted as of the effective time of the Rexnord Merger (the “Effective Time”) into the right to receive 0.22296103 shares of common stock, $0.01 par value per share, of the Company (“Company common stock”), as calculated in the Rexnord Merger Agreement.

As of the Effective Time, Land, which held the Rexnord PMC business, became a wholly owned subsidiary of the Company.

Pursuant to the Rexnord Merger, the Company issued approximately 27,055,945 shares of Company common stock to holders of Land common stock, which represents approximately 39.9% of the approximately 67,756,732 outstanding shares of Company common stock immediately following the Effective Time. In addition, holders of record of Company common stock as of October 1, 2021 received $6.99 per share of Company common stock pursuant to a previously announced special dividend in connection with the Rexnord Transaction (the “Special Dividend”).

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

In connection with the Rexnord Transaction, the Company has entered into certain financing arrangements, which are described in Note 7 – Debt and Bank Credit Facilities.

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

The total consideration transferred in connection with the Rexnord Transaction was approximately $4.0 billion. The total assets and liabilities assumed were based on the final balances per the terms included within the Separation and Distribution Agreement.

The final purchase price of the Rexnord PMC business consisted of the following:

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of December 31, 2022

Fair value of Company common stock issued to Zurn (a)	$3,896.3	$—	$3,896.3
Stock based compensation (b)	47.1	—	$47.1
Adjustment amount (c)	30.9	4.1	$35.0
Land Financing Fees paid by the Company (d)	3.9	—	$3.9
Preexisting Relationships (e)	(0.8)	—	$(0.8)
Purchase price	$3,977.4	$4.1	$3,981.5

(a) Represents approximately 27 million new shares of Company common stock issued to Zurn stockholders in the exchange offer, based on the Company's October 4, 2021, closing share price of $151.00, less the Special Dividend amount of $6.99, which the Zurn stockholders were not entitled to receive.

(b) Represents fair value of replacement equity-based awards and Company common stock issued in settlement of other Zurn share based awards. The portion of the fair value attributable to pre-merger service was recorded as part of the consideration transferred in the Rexnord Merger.

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

As of December 31, 2022, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The Company estimated the fair value of net assets acquired based on information available during the measurement period.

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of December 31, 2022

Cash and Cash Equivalents	$192.8	$—	$192.8
Trade Receivables	186.9	(4.4)	182.5
Inventories	262.5	(10.8)	251.7
Prepaid Expenses and Other Current Assets	21.0	—	21.0
Assets Held for Sale	1.4	—	1.4
Deferred Income Tax Benefits	8.8	(7.7)	1.1
Property, Plant and Equipment	412.3	(38.4)	373.9
Operating Lease Assets	46.4	—	46.4
Intangible Assets	1,831.0	23.0	1,854.0
Other Noncurrent Assets	12.3	12.3	24.6
Accounts Payable	(121.1)	—	(121.1)
Accrued Compensation and Benefits	(44.0)	2.6	(41.4)
Other Accrued Expenses	(55.7)	(4.0)	(59.7)
Current Operating Lease Liabilities	(8.1)	—	(8.1)
Current Maturities of Long-Term Debt	(2.5)	—	(2.5)
Long-Term Debt	(558.2)	—	(558.2)
Deferred Income Taxes	(508.2)	13.2	(495.0)
Pension and Other Post Retirement Benefits	(75.1)	—	(75.1)
Noncurrent Operating Lease Liabilities	(38.0)	—	(38.0)
Other Noncurrent Liabilities	(17.0)	(8.6)	(25.6)
Total Identifiable Net Assets	1,547.5	(22.8)	1,524.7
Goodwill	2,433.2	26.9	2,460.1
Noncontrolling Interests	(3.3)	—	(3.3)
Purchase price	$3,977.4	$4.1	$3,981.5

During the twelve months ended December 31, 2022, the Company made a cash payment of $35.0 million to Zurn in connection with finalizing the acquisition date trade working capital. The preliminary purchase price allocations were also adjusted by the refinement of the estimated fair value of the assets received and liabilities assumed. The cumulative impact of the adjustments during the twelve months ended December 31, 2022 resulted in $26.9 million of additional goodwill.

Summary of Significant Fair Value Methods

The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of purchase price are discussed below.

Inventories

Acquired inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.

Property, Plant and Equipment

The preliminary fair value of Property, Plant, and Equipment was determined based on assumptions that market participants would use in pricing an asset.

Identifiable Intangible Assets

The fair value and weighted average useful life of the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Useful Life (Years)
Trademarks(1)	$225.0	10
Customer Relationships(2)	1,519.0	17
Technology(3)	87.0	12
Total Identifiable Intangible Assets	$1,831.0

The fair value estimates for identifiable intangible assets are preliminary and are based upon assumptions that market participants would use in pricing an asset.

(1) The Rexnord PMC business Trademarks were valued using the relief from royalty method, which considers both the market approach and the income approach.
(2) The fair value of Customer Relationships was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from the Rexnord PMC business's existing customer base.
(3) The Rexnord PMC business Technology were valued using the relief from royalty method, which considers both the market approach and the income approach.

The intangible assets related to definite-lived customer relationships, trademarks and technology are amortized over their estimated useful lives, which had estimated weighted-average useful lives of 17 years, 10 years and 12 years, respectively, at acquisition.

The Company believes that the amounts of purchased intangible assets recorded represent the preliminary fair values and approximates the amounts a market participant would pay for these intangible assets as of the acquisition date.

Leases, including right-of-use ("ROU") assets and lease liabilities

Lease liabilities were measured as of the acquisition date at the present value of future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the acquisition date. ROU assets recorded within “Operating Lease Assets” are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term was based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.

Pension and Other Post Retirement Benefits

The Rexnord PMC business recognized a pretax net liability representing the net funded status of the Rexnord PMC business’s defined-benefit pension and other postretirement benefit (“OPEB”) plans. See Note 8 for further information on the pension and OPEB arrangements.

Long-Term Debt

In connection with the Rexnord Transaction, the Company entered into certain financing arrangements as indicated in Note 7.
The fair value for long term debt was determined based on the total indebtedness as the debt consummated at the time of closing of the acquisition.

Deferred Income Tax Assets and Liabilities

The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of the Rexnord PMC business’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 11 - Income Taxes for further information related to income taxes.

Noncontrolling Interests

As of the date of acquisition, the Company assumed the noncontrolling interest in two subsidiaries. The carrying values of the noncontrolling interests approximates the fair value of as of the acquisition date.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)

The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date. With the exception of the receivable allowance to align Rexnord PMC business's reserve policy to the Company's policy, to reflect the best estimate at the acquisition date of the contractual cash flows expected to be collected

Goodwill

The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of the Rexnord PMC business. The goodwill created in the acquisition is not expected to be deductible for tax purposes.

Transaction Costs

The Company incurred transaction-related costs of approximately $4.3 million and $64.4 million during fiscal 2022 and 2021, respectively. These costs were associated with legal and professional services and were recognized as Operating expenses in the Company's Consolidated Statements of Income.

Results of the Rexnord PMC business Subsequent to the Acquisition

The financial results of the Rexnord PMC business have been included in the Company's Motion Control Solutions segment from the date of acquisition.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the financial results for the fiscal years 2021 and 2020 as if the Rexnord Transaction had occurred on December 29, 2019. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs which reduced expenses by $64.4 million for the year ended January 1, 2022 and increased expenses by $64.4 million for the year ended January 2, 2021, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $24.1 million for the year ended January 1, 2022 and increased expenses by $26.9 million for the year ended January 2, 2021, and (vi) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Rexnord Transaction and the retrospective effect of changing accounting methods for valuing certain inventories to the FIFO cost method from the LIFO cost method.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Rexnord Transaction been completed as of the date indicated or the results that may be obtained in the future.

Unaudited Supplemental Pro Forma Financial Information

	For the Year Ended January 1, 2022	For the Year Ended January 2, 2021
Net Sales	$4,780.7	$4,136.8
Net Income Attributable to Regal Rexnord Corporation	$347.3	$84.8
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$5.13	$1.25
Assuming Dilution	$5.09	$1.25

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

As of December 31, 2022, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The Company estimated the fair value of net assets acquired based on information available during the measurement period.
The final fair value of the assets acquired and liabilities assumed were as follows:

	As Reported as of January 1, 2022	Measurement period adjustments	As Reported as of December 31, 2022

Cash and Cash Equivalents	$1.1	$—	$1.1
Trade Receivables	19.1	(0.3)	18.8
Inventories	12.8	—	12.8
Prepaid Expenses and Other Current Assets	7.6	—	7.6
Property, Plant and Equipment	3.7	—	3.7
Intangible Assets(1)	160.0	—	160.0
Accounts Payable	(4.7)	—	(4.7)
Accrued Compensation and Benefits	(2.6)	—	(2.6)
Other Accrued Expenses	(25.0)	—	(25.0)
Total Identifiable Net Assets	172.0	(0.3)	171.7
Goodwill	143.6	0.3	143.9
Purchase price	$315.6	$—	$315.6
(1) Includes $124.0 million related to Customer Relationships, $18.0 million related to Trademarks and $18.0 million related to Technology.

The cumulative impact of the adjustments during the year ended December 31, 2022 resulted in $0.3 million of additional goodwill.

(5) Goodwill and Intangible Assets
Goodwill
The following information presents changes to goodwill during the periods indicated:

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Balance as of January 2, 2021	$1,518.2	$433.3	$163.7	$330.8	$590.4
Less: Impairment Charges	(33.0)	—	(33.0)	—	—
Acquisitions	2,576.8	—	—	—	2,576.8
Translation and Other	(22.8)	(4.4)	(1.9)	(0.3)	(16.2)
Balance as of January 1, 2022	$4,039.2	$428.9	$128.8	$330.5	$3,151.0

Acquisitions	27.2	—	—	—	27.2
Translation and Other	(47.6)	(6.4)	(2.0)	(0.7)	(38.5)
Balance as of December 31, 2022	$4,018.8	$422.5	$126.8	$329.8	$3,139.7
Cumulative Goodwill Impairment Charges	$328.7	$183.2	$105.1	$17.2	$23.2

Intangible Assets
Intangible assets consist of the following:

		December 31, 2022			January 1, 2022
	Weighted Average Amortization Period (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	16	$2,321.4	$532.0	$1,789.4	$2,335.4	$405.0	$1,930.4
Technology	13	246.2	125.0	121.2	250.1	114.1	136.0
Trademarks	10	392.7	73.4	319.3	400.0	37.2	362.8
Total Intangibles		$2,960.3	$730.4	$2,229.9	$2,985.5	$556.3	$2,429.2

While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $185.5 million in fiscal 2022, $77.4 million in fiscal 2021 and $47.3 million in fiscal 2020.

The following table presents estimated future amortization expense:

Estimated Amortization
Year
2023	$187.5
2024	186.9
2025	184.9
2026	181.4
2027	146.9

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

The following sets forth certain financial information attributable to the Company's operating segments for fiscal 2022, fiscal 2021 and fiscal 2020, respectively:

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Eliminations	Total
Fiscal 2022
External Sales	$1,145.4	$616.0	$1,081.8	$2,374.7	$—	$5,217.9
Intersegment Sales	23.0	1.0	4.3	5.3	(33.6)	—
Total Sales	1,168.4	617.0	1,086.1	2,380.0	(33.6)	5,217.9
Gross Profit	328.2	152.7	282.9	905.9	—	1,669.7
Operating Expenses	162.5	97.7	121.7	596.5	—	978.4
Asset Impairments	—	—	—	0.9	—	0.9
Income from Operations	165.7	55.0	161.2	308.5	—	690.4
Depreciation and Amortization	29.3	13.8	17.6	246.7	—	307.4
Capital Expenditures	20.7	10.4	21.2	31.5	—	83.8
Fiscal 2021
External Sales	$1,032.1	$576.3	$1,030.6	$1,171.3	$—	$3,810.3
Intersegment Sales	88.7	26.6	19.1	4.1	(138.5)	—
Total Sales	1,120.8	602.9	1,049.7	1,175.4	(138.5)	3,810.3
Gross Profit*	274.2	107.6	312.3	417.5	—	1,111.6
Operating Expenses	161.1	88.0	115.5	350.1	—	714.7
Goodwill Impairment	—	33.0	—	—	—	33.0
Asset Impairments	1.8	—	0.5	3.3	—	5.6
Income (Loss) from Operations*	111.3	(13.4)	196.3	64.1	—	358.3
Depreciation and Amortization	29.9	23.2	16.5	101.0	—	170.6
Capital Expenditures	17.8	9.5	11.7	15.5	—	54.5
Fiscal 2020
External Sales	$820.2	$528.8	$846.8	$711.2	$—	$2,907.0
Intersegment Sales	62.5	27.7	18.8	2.5	(111.5)	—
Total Sales	882.7	556.5	865.6	713.7	(111.5)	2,907.0
Gross Profit*	212.8	94.6	246.9	252.3	—	806.6
Operating Expenses	144.9	91.6	115.5	160.9	—	512.9
Goodwill Impairment	—	10.5	—	—	—	10.5
Asset Impairments	2.8	0.2	1.3	1.0	—	5.3
Gain on Sale of Business	(0.1)	—	—	—	—	(0.1)
Income (Loss) from Operations*	65.2	(7.7)	130.1	90.4	—	278.0
Depreciation and Amortization	32.6	23.9	19.6	55.3	—	131.4
Capital Expenditures	15.3	8.1	12.1	12.0	—	47.5

The following table presents total identifiable assets attributable to the Company's operating segments as of December 31, 2022 and January 1, 2022:

	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions	Total
Identifiable Assets as of December 31, 2022	$1,253.5	$886.0	$980.6	$7,148.8	$10,268.9
Identifiable Assets as of January 1, 2022*	1,264.0	859.9	982.7	7,260.8	10,367.4

*Includes the retrospective effect of changing accounting methods for valuing certain inventories to the FIFO cost method from the LIFO cost method. See Note 3 for additional information.
The following sets forth net sales by country in which the Company operates for fiscal 2022, fiscal 2021 and fiscal 2020, respectively:

	Net Sales
	2022	2021	2020
United States	$3,332.5	$2,364.7	$1,885.1
Rest of the World	1,885.4	1,445.6	1,021.9
Total	$5,217.9	$3,810.3	$2,907.0

U.S. net sales for fiscal 2022, fiscal 2021 and fiscal 2020 represented 63.9%, 62.1% and 64.8% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.

The following sets forth net property, plant and equipment by country in which the Company operates for fiscal 2022 and fiscal 2021, respectively:

	Long-lived Assets
	2022	2021
United States	$307.8	$363.6
Mexico	200.4	204.6
China	79.4	91.2
Rest of the World	219.4	249.1
Total	$807.0	$908.5

No other individual foreign country represented a material portion of net property, plant and equipment for any of the years presented.

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 31, 2022 and January 1, 2022 was as follows:

	December 31, 2022	January 1, 2022
Term Facility	$536.3	$620.0
Private Placement Notes	500.0	—
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	429.0	736.7
Other	76.7	78.7
Less: Debt Issuance Costs	(5.3)	(3.7)
Total	2,023.5	1,918.5
Less: Current Maturities	33.8	4.9
Non-Current Portion	$1,989.7	$1,913.6

Credit Agreement

On March 28, 2022, the Company entered into a Second Amended and Restated Credit Agreement with the Company's lenders (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The Credit Agreement (i) replaced in its entirety the Amended and Restated Credit Agreement, dated as of August 27, 2018, as amended by that First Amendment, dated March 17, 2021, among the Company and other parties thereto and (ii) amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 4, 2021, among Land and the other parties thereto (collectively, the “Former Credit Agreements”).

The Credit Agreement provides for, among other things, an extension of the maturity date of the revolving credit facility and term loans provided under the Former Credit Agreements. Prior to the First Amendment (as defined below), the credit facilities extended under the Credit Agreement consisted of (i) an unsecured term loan facility in the initial principal amount of up to $550.0 million, maturing on March 28, 2027 (the "Term Facility"); (ii) an unsecured term loan facility in the initial principal amount of $486.8 million, under which Land remains the sole borrower, maturing on March 28, 2027 (the "Land Term Facility"); and (iii) an unsecured revolving loan in the initial principal amount of up to $1,000.0 million, maturing on March 28, 2027 (the "Multicurrency Revolving Facility"), including a $50.0 million letter of credit sub facility, available for general corporate purposes. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR for US Dollar borrowings), plus an applicable margin determined by reference to our consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. The Credit Agreement is subject to customary and market provisions. The subsidiaries of the Company that provided a guaranty of the Company's and Land's obligations under the Former Credit Agreements also entered into subsidiary guaranty agreements with respect to the obligations under the Credit Agreement.

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
On November 17, 2022, the Company entered into an amendment (the “First Amendment”) with certain of the Company’s lenders under the Credit Agreement. Among other things, the First Amendment (i) permits the consummation of the Altra Transaction and the incurrence of indebtedness and liens in an aggregate principal amount not to exceed $4,900.0 million in connection with the Altra Transaction; (ii) establishes incremental term loan commitments of $600.0 million under the Term Facility, to be funded upon consummation of the Altra Transaction; and (iii) provides an increase of $500.0 million in the aggregate principal amount of the Multicurrency Revolving Facility upon consummation of the Altra Transaction.

On November 30, 2022, the Company entered into an incremental assumption agreement (the “Assumption Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. Among other things, the Assumption Agreement (i) establishes incremental term loan commitments of $240.0 million under the Term Facility, to be funded upon consummation of the Altra Transaction and (ii) provides an increase of $70.0 million in the aggregate principal amount of the Multicurrency Revolving Facility upon consummation of the Altra Transaction.

The weighted average interest rate on the Term Facility for the fiscal years ended December 31, 2022 and January 1, 2022 was 2.9% and 1.2%, respectively. The Credit Agreement requires that the Company prepay the loans under the Term Facility with 100% of the net cash proceeds received from specified asset sales and borrowed money indebtedness, subject to certain exceptions. We repaid $13.7 million under the Term Facility in fiscal 2022.

As of December 31, 2022 the Company had $429.0 million of borrowings under the Multicurrency Revolving Facility, and $571.0 million of available borrowing capacity. No standby letters of credit were issued under the Multicurrency Revolving Facility. The average daily balance in borrowings under the Multicurrency Revolving Facility was $675.4 million and $163.6 million, and the weighted average interest rate on the Multicurrency Revolving Facility was 2.8% and 1.2% for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio. In connection with the issuance of the Senior Notes in January 2023, further discussed below, the outstanding borrowings under the Multicurrency Revolving Facility were fully repaid.

As of December 31, 2022, the Company had $486.8 million of borrowings under the Land Term Facility. The Land Term Facility has no required amortization. The weighted average interest rate on the Land Term Facility was 3.0% and 1.3% for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Private Placement Notes
On April 7, 2022, the Company entered into a Note Purchase Agreement with certain institutional accredited investors (the "Private Placement Notes Purchase Agreement") for the issuance and sale of $500.0 million aggregate principal amount of 3.90% notes due April 7, 2032 (the "Private Placement Notes"), in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the net proceeds from the offering for general corporate purposes.

On December 21, 2022, the Company entered into an amendment to the Private Placement Notes Purchase Agreement with certain holders of the Private Placement Notes, which would have, among other things, (i) permitted the consummation of the Altra Transaction, and (ii) added a maintenance fee of 2.50% per annum on the unpaid principal amount of the Private Placement Notes upon consummation of the Altra Transaction. Following the issuance of the Senior Notes discussed below, on January 27, 2023, the Company used a portion of the proceeds from that transaction to repay the Private Placement Notes in full with no make-whole payments.

Bridge Facility

In connection with the Altra Transaction, on October 26, 2022, the Company entered into a commitment letter (the “Commitment Letter”), and related fee letters, with JPMorgan Chase Bank, N.A. pursuant to which JPMorgan Chase Bank, N.A. (i) committed to provide the Company approximately $5,500.0 million in aggregate principal amount of senior bridge loans under a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) for the purpose of funding, in part, the Altra Transaction, repaying certain outstanding indebtedness of Altra, and for general corporate purposes and (ii) agreed to use commercially reasonable efforts to arrange financing (through the issuance of notes and/or the incurrence of term loans) in an aggregate principal amount of up to approximately $5,500.0 million for the purpose of replacing the Bridge Facility. There were $4,160.0 million in Bridge Facility commitments remaining at December 31, 2022. Upon issuance of the Senior Notes in January 2023, as further discussed below, the Bridge Facility was terminated.

In connection with the Bridge Facility, the Company paid $27.5 million in fees in the fourth quarter of 2022, of which $10.5 million were recognized in Interest Expense during the year ended December 31, 2022 and $17.0 million was deferred on the Consolidated Balance Sheet as of December 31, 2022 and was recognized in Interest Expense in the first quarter of 2023 when the Bridge Facility was terminated.

Backstop Facility

In connection with the Altra Transaction, on October 26, 2022, the Company entered into a backstop credit facility with JPMorgan Chase Bank, N.A. in an aggregate principal amount of up to $2,030.0 million, consisting of a $1,000.0 million backstop revolving credit facility and $1,030.0 million backstop term loan facility (collectively, the “Backstop Facility”). The Backstop Facility was terminated on November 17, 2022 when the Company entered into the First Amendment to the Credit Agreement further discussed above. In connection with the Backstop Facility, the Company paid $5.1 million in fees which were recognized in Interest Expense during the year ended December 31, 2022.

Senior Notes

On January 24, 2023, the Company entered into an Indenture (the “Indenture”) with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to the issuance by the Company of $1,100.0 million aggregate principal amount of its 6.05% senior notes due 2026 (the “2026 Senior Notes”), $1,250.0 million aggregate principal amount of its 6.05% senior notes due 2028 (the “2028 Senior Notes”), $1,100.0 million aggregate principal amount of its 6.30% senior notes due 2030 (the “2030 Senior Notes”) and $1,250.0 million aggregate principal amount of its 6.40% senior notes due 2033 (the “2033 Senior Notes” and, together with the 2026 Senior Notes, 2028 Senior Notes and 2030 Senior Notes, collectively, the “Senior Notes”).

The Senior Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and persons outside the United States in accordance with Regulation S under the Securities Act. Pursuant to a registration rights agreement, the Company will exchange the Senior Notes with registered notes with terms substantially identical to the Senior Notes within 540 days from the date of issuance.

The Company received $4,647.0 million in net proceeds from the sale of the Senior Notes, after deducting the initial purchasers’ discounts and estimated offering expenses. The Company used a portion of the net proceeds to repay the Company’s outstanding Private Placement Notes, as further discussed above, and intends to use the remaining net proceeds, together with the incremental term loan commitments under the Term Facility and cash on hand, to fund the consideration for the Altra Transaction, repay certain of Altra’s outstanding indebtedness, and pay certain fees and expenses. Prior to the consummation of the Altra Transaction, the Company used a portion of the proceeds to repay the outstanding borrowings under the Multicurrency Revolving Facility in January 2023 and invested the remaining net proceeds of approximately $3.6 billion in interest bearing accounts.

The rate of interest on each series of the Senior Notes is subject to an increase of up to 2.00% in the event of certain downgrades in the debt rating of the Senior Notes. Interest on the 2026 Senior Notes and the 2030 Senior Notes will be payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2023. Interest on the 2028 Senior Notes and the 2033 Senior Notes will be payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2023. The 2026 Senior Notes are scheduled to mature on February 15, 2026, the 2028 Senior Notes are scheduled to mature on April 15, 2028, the 2030 Senior Notes are scheduled to mature on February 15, 2030, and the 2033 Senior Notes are scheduled to mature on April 15, 2033.

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Note Purchase Agreement contains financial covenants consistent with the financial covenants in the Credit Agreement. The Company was in compliance with all financial covenants contained in the Credit Agreement and Note Purchase Agreement as of December 31, 2022.

Other Notes Payable

As of December 31, 2022, other notes payable of $76.7 million were outstanding with a weighted average interest rate of 5.1%. As of January 1, 2022, other notes payable of $78.7 million were outstanding with a weighted average interest rate of 5.2%. These amounts consist primarily of finance leases. See Note 9 – Leases for more information.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 – Fair Value), the approximate fair value of the Company's total debt was $1,926.6 million and $1,918.5 million as of December 31, 2022 and January 1, 2022, respectively.

Maturities of long-term debt outstanding as of December 31, 2022, excluding debt issuance costs, are as follows:

Year	Amount of Maturity
2023	$33.8
2024	31.1
2025	31.4
2026	31.5
2027	1,346.3
Thereafter	554.7
Total	$2,028.8

(8) Retirement Plans
Retirement Plans
The Company sponsors pension and other post-retirement benefit plans for certain associates. Most of the Company's associates are accumulating retirement income benefits through defined contribution plans. The majority of Company's defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates, however certain employees represented by collective bargaining continue to earn benefits. Certain foreign associates are covered by government sponsored plans in the countries in which they are employed. The defined contribution plans provide for Company contributions based, depending on the plan, upon one or more of participant contributions, service and profits. Company contributions to domestic defined contribution plans totaled $16.2 million, $9.8 million and $7.6 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Company contributions to non-US defined contribution plans were $7.8 million, $5.7 million and $5.5 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2022	2021
Equity Investments	47.7%	7.3 - 8.9%	41.1%	35.7%
Fixed Income	38.1%	2.9 - 7.0%	44.7%	55.0%
Other	14.2%	0.5% - 7.0%	14.2%	9.3%
Total	100.0%	6.6%	100.0%	100.0%

During 2022, the Company maintained its dynamic de-risking investment strategy implemented during 2021 designed to allow the plans to attain and/or maintain fully funded status levels while reducing volatility. Accordingly, allocation targets have been established to fit this strategy in response to increased funded ratio thresholds along a glidepath. The overall fixed income portfolio will increase to meet the allocation targets in such a manner that its interest rate sensitivity correlates highly with that of the liabilities of the plans, and other assets classes are intended to provide additional return with associated higher levels of risk. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class. During 2022, the Company transitioned legacy Rexnord PMC’s pension plan to align with the Company’s other pension plan’s derisking strategy at similar funded status levels, which is expected to result in improved funding levels and less required contributions over time.

The following table presents a reconciliation of the funded status of the defined benefit pension plans:

	2022	2021
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$587.2	$298.4
Service Cost	1.4	1.2
Interest Cost	14.0	7.5
Actuarial Gain	(123.9)	(1.2)
Less: Benefits Paid	32.5	19.7
Settlements	(0.2)	(1.9)
Foreign Currency Translation	(5.7)	(3.0)
Acquisitions	—	305.9
Obligation at End of Period	$440.3	$587.2
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$478.9	$230.2
Actual Return on Plan Assets	(104.5)	33.7
Employer Contributions	8.3	5.7
Less: Benefits Paid	32.5	19.7
Settlements	(0.2)	(1.9)
Foreign Currency Translation	(3.8)	(1.3)
Acquisitions	—	232.2
Fair Value of Plan Assets at End of Period	$346.2	$478.9
Funded Status	$(94.1)	$(108.3)
The actuarial gains for fiscal 2022 and 2021 were primarily due to an increase in discount rates, partially offset by losses due to demographic experience.
The funded status as of December 31, 2022 included domestic plans of $(64.6) million and international plans of $(29.5) million. The funded status as of January 1, 2022 included domestic plans of $(61.6) million and international plans of $(46.7) million.
Pension Assets
The Company classifies its investments into Level 1, which refers to securities valued using quoted prices from active markets for identical assets, Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available, and Level 3, which refers to securities valued based on significant unobservable inputs. Mutual funds are valued at the unadjusted quoted market prices for the securities. Real estate interest values are determined using model-based techniques that include relative value analysis and discounted cash flow techniques. Common collective trust funds are valued based on the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Investments in units of collective trust funds and short-term investment funds, comprised of cash and money market funds, are valued at their respective published market prices as reported by the funds daily. Certain international plans hold insurance contracts. The fair value of these contracts is calculated by projecting expected future cash flows from the contract and discounting them to present value based on current market rates. The contracts are included within Level 3 of the hierarchy as the assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable.

Pension assets by type and level are as follows:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$4.3	$4.3	$—	$—
Mutual Funds:
US Equity Funds	1.5	1.5	—	—
International Equity Funds	3.1	3.1	—	—
Fixed Income Funds	2.3	2.3	—	—
Other	1.6	1.6	—	—
Insurance Contracts	20.9	—	—	20.9
	$33.7	$12.8	$—	$20.9
Investments Measured at Net Asset Value	312.5
Total	$346.2

	January 1, 2022
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5.3	$5.3	$—	$—
Mutual Funds:
US Equity Funds	1.9	1.9	—	—
International Equity Funds	3.9	3.9	—	—
Fixed Income Funds	2.9	2.9	—	—
Other	2.0	2.0	—	—
Insurance Contracts	34.0	—	—	34.0
	$50.0	$16.0	$—	$34.0
Investments Measured at Net Asset Value	428.9
Total	$478.9

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of December 31, 2022 and January 1, 2022:

	2022	2021
Common Collective Trust Funds	$312.5	$428.9

The 2022 common collective trust funds are investments in the Mercer US Small/Midcap Equity Portfolio, the Mercer Non-US Core Equity Portfolio, the Mercer Global Low Volatility Equity Portfolio, the Mercer US Large Cap Passive Equity Portfolio, the Mercer Emerging Markets Equity Portfolio, the Mercer Active Long Corporate Fixed Income Portfolio, the Mercer Opportunistic Fixed Income Portfolio, the Mercer Long Strips Fixed Income Portfolio, and the Mercer Core Real Estate Portfolio. The Mercer US Small/Midcap Equity Portfolio seeks to provide long term total returns comprised primarily of capital appreciation by investing in equity securities issued by small to medium capitalization US companies. The Mercer Non-US Core Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of non-US companies. The Mercer Global Low Volatility Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of US and foreign issuers. The Mercer US Large Cap Passive Equity Portfolio seeks to approximate, as closely as possible, the performance of the S&P 500 Index over the long term by investing in the equity securities comprising the index in approximately the same proportions as they are represented in the index. The Mercer Emerging Markets Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing equity securities of companies that are located in emerging markets, other investments that are tied economically to emerging markets, as well as in American, European and Global Depository Receipts. The Mercer Active Long Corporate Fixed Income Portfolio seeks to maximize long term total return by investing on high quality US corporate bonds. The Mercer Opportunistic Fixed Income Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in high yield bonds and emerging markets debt. The Mercer Long Strips Fixed Income Portfolio seeks to extend the duration of plan assets by investing in US Treasury STRIPS with a maturity of greater than 20 years. The Mercer Core Real Estate Portfolio seeks to earn attractive risk-adjusted returns on a diversified portfolio of private real estate, by systematically favoring the market segments and opportunities believed to offer the most attractive relative value at a given point in time. The 2022 common collective trust funds are available for immediate redemption.
The 2021 common collective trust funds are investments in the Mercer US Small/Midcap Equity Portfolio, the Mercer Non-US Core Equity Portfolio, the Mercer Global Low Volatility Equity Portfolio, the Mercer US Large Cap Passive Equity Portfolio, the Mercer Long Duration Passive Fixed Income Portfolio, the Mercer Emerging Markets Equity Portfolio, the Mercer Active Long Corporate Fixed Income Portfolio, the Mercer Opportunistic Fixed Income Portfolio, the Mercer Long Strips Fixed Income Portfolio, the Mercer Active Intermediate Credit Portfolio, and the Mercer Core Real Estate Portfolio. The Mercer US Small/Midcap Equity Portfolio seeks to provide long term total returns comprised primarily of capital appreciation by investing in equity securities issued by small to medium capitalization US companies. The Mercer Non-US Core Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of non-US companies. The Mercer Global Low Volatility Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in equity securities of US and foreign issuers. The Mercer US Large Cap Passive Equity Portfolio seeks to approximate, as closely as possible, the performance of the S&P 500 Index over the long term by investing in the equity securities comprising the index in approximately the same proportions as they are represented in the index. The Mercer Long Duration Passive Fixed Income Portfolio seeks to approximate as closely as practicable, before expenses, the performance of the Bloomberg Barclays Capital US Long Government Bond Index over the long term by investing in securities that comprise the index in the same proportions as they are represented in the index. The Mercer Emerging Markets Equity Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing equity securities of companies that are located in emerging markets, other investments that are tied economically to emerging markets, as well as in American, European and Global Depository Receipts. The Mercer Active Long Corporate Fixed Income Portfolio seeks to maximize long term total return by investing on high quality US corporate bonds. The Mercer Opportunistic Fixed Income Portfolio seeks to provide long term total return, which includes capital appreciation and income, by investing in high yield bonds and emerging markets debt. The Mercer Long Strips Fixed Income Portfolio seeks to extend the duration of plan assets by investing in US Treasury STRIPS with a maturity of greater than 20 years. The Mercer Active Intermediate Credit Portfolio seeks to maximize long-term total return. The Mercer Core Real Estate Portfolio seeks to earn attractive risk-adjusted returns on a diversified portfolio of private real estate, by systematically favoring the market segments and opportunities believed to offer the most attractive relative value at a given point in time. The 2021 common collective trust funds are available for immediate redemption.

The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 31, 2022 and January 1, 2022:

	2022		2021
	Insurance Contracts	Total	Real Estate Fund	Insurance Contracts	Total
Beginning Balance	$34.0	$34.0	$10.0	$—	$10.0
Acquisition	—	—	—	33.6	33.6
Net Sales	(0.2)	(0.2)	(11.6)	—	(11.6)
Net (Losses) Gains	(10.7)	(10.7)	1.6	1.4	3.0
Translation	(2.2)	(2.2)	—	(1.0)	(1.0)
Ending Balance	$20.9	$20.9	$—	$34.0	$34.0

Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows:

	2022	2021
Other Noncurrent Assets	$2.1	$0.8
Accrued Compensation and Benefits	(4.4)	(4.9)
Pension and Other Post Retirement Benefits	(91.8)	(104.2)
Total	$(94.1)	$(108.3)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$21.2	$20.5
Prior Service Cost	0.4	0.7
Total	$21.6	$21.2

The accumulated benefit obligation for all defined benefit pension plans was $434.8 million and $580.9 million as of December 31, 2022 and January 1, 2022, respectively.

Defined pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2022 and January 1, 2022 were as follows:

	2022	2021
Projected Benefit Obligation	$407.0	$554.9
Accumulated Benefit Obligation	405.1	548.6
Fair Value of Plan Assets	310.9	445.8

Defined pension plans with projected benefit obligations in excess of plan assets as of December 31, 2022 and January 1, 2022 were as follows:

	2022	2021
Projected Benefit Obligation	$408.6	$554.9
Accumulated Benefit Obligation	406.4	548.6
Fair Value of Plan Assets	312.3	445.8

The following weighted average assumptions were used to determine the projected benefit obligation as of December 31, 2022 and January 1, 2022, respectively:

	2022	2021
Discount Rate	5.2%	2.7%

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

Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 2.8% and 3.0% for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in OCI for the defined benefit pension plans were as follows:

	2022	2021	2020
Service Cost	$1.4	$1.2	$2.0
Interest Cost	14.0	7.5	8.0
Expected Return on Plan Assets	(20.3)	(14.5)	(13.3)
Amortization of Net Actuarial Loss	1.0	3.0	1.9
Amortization of Prior Service Cost	0.1	0.2	0.3
Net Periodic Benefit Cost	$(3.8)	$(2.6)	$(1.1)

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.1	$0.1	$0.2
Net Actuarial Loss	0.7	2.4	1.5
Total Recognized in OCI	$0.8	$2.5	$1.7

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of associates expected to receive benefits under the plans. The amortization of the net actuarial loss is determined using a straight-line amortization of the loss over the average remaining life expectancy of the associates expected to receive benefits under the plans.

The following weighted average assumptions were used to determine net periodic pension cost for fiscal years 2022, 2021 and 2020, respectively.

	2022	2021	2020
Discount Rate	2.7%	2.6%	3.3%
Expected Long-Term Rate of Return on Assets	4.6%	6.2%	7.0%

The Company made contributions to its defined benefit plan of $8.3 million and $5.7 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

The Company estimates that in fiscal 2023 it will make contributions in the amount of $6.5 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Expected Payments
2023	$35.0
2024	33.9
2025	34.2
2026	34.7
2027	33.6
2028-2032	163.3

Post-Retirement Health Care Plan

The Company's other post-retirement health care plans were not significant during fiscal 2022 and fiscal 2021.
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

Short-term and variable lease expense was immaterial. The components of lease expense were as follows:

	2022	2021	2020
Operating Lease Cost	$40.7	$33.7	$30.9
Finance Lease Cost:
Amortization of ROU Assets	3.2	1.3	0.3
Interest on Lease Liabilities	3.8	1.1	0.2
Total Lease Expense	$47.7	$36.1	$31.4

Maturity of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases	Total
2023	$34.0	$6.9	$40.9
2024	27.1	7.0	34.1
2025	22.1	7.1	29.2
2026	18.5	7.0	25.5
2027	14.2	7.1	21.3
Thereafter	26.6	75.8	102.4
Total Lease Payments	$142.5	$110.9	$253.4
Less: Interest	(28.0)	(37.7)	(65.7)
Present Value of Lease Liabilities	$114.5	$73.2	$187.7

Other information related to leases was as follows:

Supplemental Cash Flows Information	2022	2021	2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$38.4	$32.6	$29.7
Operating Cash Flows from Finance Leases	3.8	1.1	0.3
Financing Cash Flows from Finance Leases	2.9	1.0	0.2
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	—	73.8	—
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	31.4	65.4	24.3
Weighted Average Remaining Lease Term
Operating Leases	5.5 years	6.0 years	5.2 years
Finance Leases	17.0 years	17.8 years	7.3 years
Weighted Average Discount Rate
Operating Leases	8.0%	7.9%	8.2%
Finance Leases	5.2%	5.2%	5.9%
The Company had no significant operating or finance leases that had not yet commenced nor entered into as of December 31, 2022.

(10) Shareholders' Equity
Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. In fiscal 2022, the Company acquired and retired 1,698,227 shares of its common stock at an average cost of $140.89 per share for a total cost of $239.2 million. In fiscal 2021, the Company acquired and retired 156,184 shares of its common stock at an average cost of $165.05 per share for a total cost of $25.8 million. In fiscal 2020, the Company acquired and retired 315,072 shares of its common stock at an average cost of $79.38 per share for a total cost of $25.0 million under its previous share repurchase program.

The existing share repurchase program remains authorized by the Company's Board of Directors. There is approximately $195.0 million in common stock available for repurchase under the October 26, 2021 repurchase authorization as of December 31, 2022.

Share-Based Compensation

The Company recognized approximately $22.5 million, $24.9 million and $9.2 million in share-based compensation expense in fiscal years 2022, 2021 and 2020, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation expense was $5.4 million, $6.0 million and $2.2 million in fiscal years 2022, 2021 and 2020, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $25.6 million, $26.1 million and $7.7 million in fiscal years 2022, 2021 and 2020, respectively.

Total unrecognized compensation cost related to share-based compensation awards was approximately $27.4 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years as of December 31, 2022.

During 2018, the Company's shareholders approved the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan authorized the issuance of 2.1 million shares of common stock, plus 1.5 million of shares reserved under the prior 2013 Equity Incentive Plan that were not the subject of outstanding awards for equity-based awards and terminated any further grants under prior equity plans. Approximately 2.3 million shares were available for future grant or payment under the 2018 Plans as of December 31, 2022.

Options and Stock Appreciation Rights

The Company uses several forms of share-based incentive awards including non-qualified stock options and stock settled stock appreciation rights (“SARs”). SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted prior to fiscal 2020 generally vest over five years on the anniversary date while shares granted in fiscal 2020 and after generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for the fiscal years ended 2022, 2021 and 2020:

	2022	2021	2020
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$7.8	$11.3	$6.7
Cash Received from Stock Option Exercises	3.5	2.6	0.2
Income Tax Benefit from the Exercise of Stock Options	6.1	2.7	—
Total Fair Value of Share-Based Incentive Awards Vested	8.2	4.5	2.1

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2022	2021	2020
Per Share Weighted Average Fair Value of Grants	$42.21	$25.97	$21.23
Risk-Free Interest Rate	1.8%	0.7%	1.5%
Expected Life (Years)	4.0	4.2	7.0
Expected Volatility	35.3%	34.1%	25.2%
Expected Dividend Yield	0.9%	0.9%	1.4%

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

Following is a summary of share-based incentive plan activity (options and SARs) for fiscal 2022:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	811,906	$81.50
Granted	135,634	150.23
Exercised	(108,609)	64.98
Forfeited	(27,797)	149.24
Expired	(2,994)	76.86
Outstanding as of December 31, 2022	808,140	$92.94	6.3	$27.1
Exercisable as of December 31, 2022	475,123	$74.93	5.1	$22.0

Compensation expense recognized related to options and SARs was $6.1 million, $5.6 million and $2.8 million for fiscal years 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $6.9 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.

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

Following is the summary of RSAs activity for fiscal 2022:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of January 1, 2022	9,018	$144.73	0.5
Granted	10,287	131.27
Vested	(9,018)	144.73
Unvested RSAs as of December 31, 2022	10,287	$131.27	0.4

The weighted average grant date fair value of awards granted was $131.27, $144.73 and $70.05 in fiscal years 2022, 2021 and 2020, respectively.

RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $1.4 million for fiscal 2022 and $1.2 million for fiscal 2021 and 2020, respectively.

As of December 31, 2022, there was $0.5 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 0.4 years.

Following is the summary of RSUs activity for fiscal 2022:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of January 1, 2022	220,898	$119.59	1.8
Granted	94,791	147.70
Vested	(128,166)	114.90
Forfeited	(31,110)	137.27
Unvested RSUs as of December 31, 2022	156,413	$136.95	1.9

The weighted average grant date fair value of awards granted was $147.70, $143.44 and $86.70 in fiscal years 2022, 2021 and 2020, respectively.

RSUs granted prior to fiscal 2020 vest on the third anniversary of the grant date while RSUs granted in fiscal 2020 vest one third each year on the anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $10.3 million, $9.7 million and $3.8 million for fiscal 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $13.3 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

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

The assumptions used in the Company's Monte Carlo simulation related to grants for performance share units were as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Risk-free interest rate	1.8%	0.2%	1.4%
Expected life (years)	3.0	3.0	3.0
Expected volatility	38.0%	37.0%	24.0%
Expected dividend yield	—%	0.9%	1.4%

Following is the summary of PSUs activity for fiscal 2022:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of January 1, 2022	99,867	$108.28	1.6
Granted	41,078	151.27
Vested	(28,653)	78.09
Forfeited	(4,627)	146.61
Unvested PSUs as of December 31, 2022	107,665	$131.07	1.8

The weighted average grant date fair value of awards granted was $151.27, $120.19 and $117.63 in fiscal years 2022, 2021 and 2020, respectively.

Compensation expense for awards granted are recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $4.7 million, $8.4 million and $1.4 million for fiscal 2022, 2021 and 2021, respectively. $4.3 million of compensation expense recognized in fiscal 2021 related to PSUs vesting upon consummation of the Rexnord Transaction. Total unrecognized compensation expense for all PSUs granted as of December 31, 2022 was $6.7 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

(11) Income Taxes
Income before taxes consisted of the following:

	2022	2021	2020
United States	$221.2	$61.7	$78.1
Foreign	392.6	248.8	170.4
Total	$613.8	$310.5	$248.5

The provision for income taxes is summarized as follows:

	2022	2021	2020
Current
Federal	$101.6	$18.2	$7.1
State	10.2	10.6	2.7
Foreign	87.2	54.6	63.5
	$199.0	$83.4	$73.3
Deferred
Federal	$(50.7)	$6.7	$(2.5)
State	(12.1)	(2.0)	(0.3)
Foreign	(17.3)	(13.4)	(14.2)
	(80.1)	(8.7)	(17.0)
Total	$118.9	$74.7	$56.3

A reconciliation of the statutory federal income tax rate and the effective tax rate reflected in the consolidated statements of income follows:

	2022	2021	2020
Federal Statutory Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Benefit	0.5%	0.6%	0.8%
Effect of Impairment Charges	—%	2.7%	0.9%
Foreign Rate Differential	(0.2)%	0.4%	0.8%
Research and Development Credit	(1.6)%	(2.7)%	(3.0)%
Valuation Allowance	—%	(0.4)%	(0.1)%
Tax on Repatriation	1.2%	0.3%	1.2%
Transaction Costs	—%	2.0%	—%
Deferred Tax Remeasurement	(0.4)%	0.2%	(0.4)%
Other	(1.1)%	—%	1.5%
Effective Tax Rate	19.4%	24.1%	22.7%

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $547.9 million as of December 31, 2022, classified on the consolidated Balance Sheet as a net non-current deferred income tax asset of $44.0 million and a net non-current deferred income tax liability of $591.9 million. As of January 1, 2022, the Company's net deferred tax liability was $644.0 million classified on the consolidated Balance Sheet as a net non-current deferred income tax asset of $35.7 million and a net non-current deferred income tax liability of $679.7 million.

The components of this net deferred tax liability are as follows:

	December 31, 2022	January 1, 2022
Accrued Benefits	$52.1	$55.7
Bad Debt Allowances	7.2	6.9
Warranty Accruals	6.2	4.6
Tax Loss Carryforward	7.6	8.8
Operating Lease Liability	47.1	49.8
Other	42.2	44.4
Deferred Tax Assets before Valuation Allowance	162.4	170.2
Valuation Allowance	(5.2)	(5.3)
Total Deferred Tax Assets	157.2	164.9
Property Related	(57.9)	(77.0)
Intangible Items	(585.5)	(636.2)
Accrued Liabilities	(11.6)	(15.8)
Derivative Instruments	(5.6)	(7.4)
Inventory	(5.4)	(29.7)
Operating Lease Asset	(39.1)	(42.8)
Deferred Tax Liabilities	(705.1)	(808.9)
Net Deferred Tax Liability	$(547.9)	$(644.0)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized Tax Benefits, December 28, 2019	$6.9
Gross Increases from Current Period Tax Positions	0.2
Lapse of Statute of Limitations	(0.3)
Unrecognized Tax Benefits, January 2, 2021	$6.8
Gross Increases from Prior Period Tax Positions	0.1
Gross Increases from Current Period Tax Positions	0.6
Gross Increases from Acquisitions	5.3
Lapse of Statute of Limitations	(4.0)
Unrecognized Tax Benefits, January 1, 2022	$8.8
Gross Increases from Current Period Tax Positions	0.6
Settlements with Taxing Authorities	(2.0)
Lapse of Statute of Limitations	(1.7)
Unrecognized Tax Benefits, December 31, 2022	$5.7

Unrecognized tax benefits as of December 31, 2022 amount to $5.7 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During fiscal years 2022, 2021 and 2020, the Company recognized approximately $(0.1) million, $(1.4) million and $0.4 million in net interest (income) expense, respectively. The Company had approximately $1.2 million, $1.3 million and $2.7 million of accrued interest as of December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

Due to statute expirations, approximately $1.4 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

With few exceptions, the Company is no longer subject to US federal and state/local income tax examinations by tax authorities for years prior to 2019, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2017.

As of December 31, 2022, the Company had approximately $7.6 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration. As of January 1, 2022, the Company had approximately $8.8 million of tax effected net operating losses in various jurisdictions with a portion expiring over a period up to 15 years and the remaining without expiration.

Valuation allowances totaling $5.2 million and $5.3 million as of December 31, 2022 and January 1, 2022, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company has been granted tax holidays for some of its Chinese subsidiaries. The majority of these tax holidays expired at the end of 2022. All tax holidays will be renewed subject to certain conditions with which the Company expects to comply. In 2022, these holidays decreased the Provision for Income Taxes by $4.3 million.

The Company continues to treat approximately $261.1 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $25.5 million on those earnings.

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

The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business' acquisition of the Stearns business from Invensys plc ("Invensys"), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

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

•Multiple lawsuits (with approximately 350 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business' Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company's insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2022 and fiscal 2021:

	December 31, 2022	January 1, 2022
Beginning Balance	$23.0	$15.5
Less: Payments	24.6	19.2
Provisions	30.8	20.5
Acquisitions	—	6.3
Translation Adjustments	(0.4)	(0.1)
Ending Balance	$28.8	$23.0

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 31, 2022 or January 1, 2022.

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

As of December 31, 2022 and January 1, 2022, the Company had $11.9 million and $5.6 million, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had the following commodity forward contracts outstanding (with maturities extending through May 2024) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item:

	December 31, 2022	January 1, 2022

Copper	$89.4	$154.6
Aluminum	4.0	9.5

The Company had the following currency forward contracts outstanding (with maturities extending through June 2024) to hedge forecasted foreign currency cash flows:

	December 31, 2022	January 1, 2022

Mexican Peso	$215.2	$194.8
Chinese Renminbi	173.8	263.8
Indian Rupee	33.1	64.0
Euro	159.6	208.4
Canadian Dollar	—	0.3
Australian Dollar	—	17.6
Thai Baht	—	2.8
British Pound	2.1	1.3

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million which were subsequently terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized as a reduction of interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to hedge the floating rate interest of the Term Facility. These swaps will expire in March 2027.

Fair values of derivative instruments as of December 31, 2022 and January 1, 2022 were:

	December 31, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$7.9	$—	$—
Currency Contracts	12.3	0.9	4.8	—
Commodity Contracts	0.9	0.3	10.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.7	—	—	—
Commodity Contracts	—	—	0.4	—
Total Derivatives	$13.9	$9.1	$15.4	$—

	January 1, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—	$—
Currency Contracts	8.3	0.7	1.3	—
Commodity Contracts	8.9	0.1	1.2	0.5
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.4	—
Commodity Contracts	0.4	—	—	0.1
Total Derivatives	$17.9	$6.1	$2.9	$0.6

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years 2022, 2021 and 2020 were:

	Fiscal 2022
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income	$(23.5)	$11.4	$18.2	$6.1
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.1	—	0.1
Gain Recognized in Cost of Sales	3.5	6.1	—	9.6
Gain Recognized in Operating Expense	—	—	—	—
Gain Recognized in Interest Expense	—	—	1.3	1.3

	Fiscal 2021
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain Recognized in Other Comprehensive Income	$29.9	$11.4	$7.0	$48.3
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	0.3	—	0.3
Gain Recognized in Cost of Sales	32.6	16.9	—	49.5
Gain Recognized in Operating Expense	—	2.2	—	2.2
Loss Recognized in Interest Expense	—	—	(0.4)	(0.4)

	Fiscal 2020
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Loss	$14.8	$(3.2)	$(0.2)	$11.4
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	1.2	(2.9)	—	(1.7)
Loss Recognized in Operating Expense	—	(8.3)	—	(8.3)
Gain Recognized in Interest Expense	—	—	0.9	0.9

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income for fiscal years 2022, 2021 and 2020 were:

	Fiscal 2022
	Commodity Forwards	Currency Forwards	Total
Loss Recognized in Cost of Sales	$(0.6)	$—	$(0.6)
Gain Recognized in Operating Expenses	—	10.2	10.2

	Fiscal 2021
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Gain Recognized in Operating Expenses	—	7.2	7.2

	Fiscal 2020
	Commodity Forwards	Currency Forwards	Total
Gain Recognized in Cost of Sales	$0.2	$—	$0.2
Loss Recognized in Operating Expenses	—	(8.6)	(8.6)

The AOCI balance related to hedging activities of a $17.3 million gain net of tax as of December 31, 2022 includes $3.7 million of net deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 31, 2022 and January 1, 2022.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements:

	December 31, 2022
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$(2.5)	$10.5
Derivative Commodity Contracts	0.9	(0.9)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	—	0.9
Derivative Commodity Contracts	0.3	—	0.3
Other Accrued Expenses:
Derivative Currency Contracts	4.8	(2.5)	2.3
Derivative Commodity Contracts	10.6	(0.9)	9.7

	January 1, 2022
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$8.6	$(1.7)	$6.9
Derivative Commodity Contracts	9.3	(1.2)	8.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	—	0.7
Derivative Commodity Contracts	0.1	(0.1)	—
Other Accrued Expenses:
Derivative Currency Contracts	1.7	(1.7)	—
Derivative Commodity Contracts	1.2	(1.2)	—
Other Noncurrent Liabilities:
Derivative Commodity Contracts	0.6	(0.1)	0.5

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

The Company uses the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and January 1, 2022, respectively:

	December 31, 2022	January 1, 2022
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$8.6	Level 2
Derivative Commodity Contracts	0.9	9.3	Level 2
Other Noncurrent Assets:
Interest Rate Swap	7.9	5.3	Level 2
Assets Held in Rabbi Trust	6.4	6.8	Level 1
Derivative Currency Contracts	0.9	0.7	Level 2
Derivative Commodity Contracts	0.3	0.1	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	4.8	1.7	Level 2
Derivative Commodity Contracts	10.6	1.2	Level 2
Other Noncurrent Liabilities:
Derivative Commodity Contracts	—	0.6	Level 2

Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.
Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows using the SOFR forward yield curve for an instrument with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices. Debt instruments are valued based on quoted prices in active markets for instruments with similar contractual terms.
The Company did not change its valuation techniques during fiscal 2022.

(15) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects during fiscal 2022, 2021 and 2020. Restructuring costs include associate termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for associate termination expenses are generally required to be accrued over the associate's remaining service period while restructuring costs for plant relocation costs and restructuring-related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for fiscal 2022 and fiscal 2021:

	December 31, 2022	January 1, 2022
Beginning Balance	$5.0	$2.0
Acquisition	—	2.2
Provision	46.8	14.0
Less: Payments	36.7	13.2
Ending Balance	$15.1	$5.0

The following is a reconciliation of expenses by type for the restructuring projects in fiscal years 2022, 2021 and 2020:

	2022			2021			2020
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$25.1	$6.4	$31.5	$6.4	$1.2	$7.6	$6.2	$5.6	$11.8
Facility Related Costs	13.5	1.1	14.6	4.2	0.3	4.5	11.7	3.1	14.8
Other Expenses	0.3	0.4	0.7	1.6	0.3	1.9	0.3	(0.3)	—
Total Restructuring and Restructuring-Related Costs	$38.9	$7.9	$46.8	$12.2	$1.8	$14.0	$18.2	$8.4	$26.6

The following table shows the allocation of Restructuring Expenses by segment for fiscal years 2022, 2021 and 2020:

	Total	Commercial Systems	Industrial Systems	Climate Solutions	Motion Control Solutions
Restructuring Expenses - 2022	$46.8	$7.3	$1.6	$12.1	$25.8
Restructuring Expenses - 2021	$14.0	$1.9	$1.9	$0.8	$9.4
Restructuring Expenses - 2020	$26.6	$6.3	$8.7	$3.7	$7.9

The Company expects to record aggregate future charges of approximately $26.8 million in 2023. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

(16) Subsequent Events

See Note 7 - Debt and Bank Credit Facilities for information on the Senior Notes issued in January 2023, including use of proceeds and termination of the Bridge Facility.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 31, 2022. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B - OTHER INFORMATION
None.
ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors,” "Other Matters-Delinquent Section 16(a) Reports" and “Stock Ownership” in the 2023 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
We have adopted a Code of Business Conduct and Ethics (our “Code”) that applies to all our directors, officers and associates. Our Code is available on our website, along with our current Corporate Governance Guidelines, at www.regalrexnord.com. Our Code and our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Secretary of Regal Rexnord Corporation. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2023 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the sections titled “Stock Ownership” in the 2023 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2022.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	808,140	$92.94	2,273,618
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	808,140		2,273,618
(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan and 2018 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2023 Proxy Statement is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 4: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2023” in the 2023 Proxy Statement is incorporated by reference herein.

PART IV
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)    The following documents are filed as part of this report:
(i)         Financial Statements (Item 8):
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Statements of Income for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021
Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021
Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022
Consolidated Statements of Equity for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021
Notes to the Consolidated Financial Statements
(ii)        Financial Statement Schedule:
Schedule II -Valuation and Qualifying Accounts for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021
    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of October 26, 2022, by and among Regal Rexnord Corporation, Aspen Sub, Inc. and Altra Industrial Motion Corp. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on October 27, 2022]

2.2
Agreement and Plan of Merger, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly known as Rexnord Corporation), Land Newco, Inc., Regal Rexnord Corporation and Phoenix 2021, Inc. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

2.3
Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Industries, LLC (as successor in interest to Rexnord, LLC), Hamilton Sundstrand Corporation and The Falk Corporation. [Incorporated by reference to Exhibit 2.2 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]+

2.4
Stock Purchase Agreement dated as of September 27, 2002, by and among Rexnord Industries, LLC (as successor in interest to RBS Acquisition Corporation), Invensys plc and the other sellers identified therein. [Incorporated by reference to Exhibit 2.3 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]+

3.1
Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective October 4, 2021. [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 10, 2021]

3.2
Amended and Restated Bylaws of Regal Rexnord Corporation, effective October 4, 2021. [Incorporated by reference to Exhibit 3.2 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 10, 2021]

4.1	Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of Regal Rexnord Corporation [Incorporated by reference to Exhibits 3.1 and 3.2 hereto]
4.2
Second Amended and Restated Credit Agreement, dated as of March 28, 2022, among Regal Rexnord Corporation, Land Newco, Inc., the other subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 31, 2022]

4.3
Note Purchase Agreement, dated April 7, 2022, among Regal Rexnord Corporation and each of the Purchasers signatory thereto. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 11, 2022]+

4.4
First Amendment, dated as of November 17, 2022, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 17, 2022]

4.5
Assumption Agreement, dated as of November 30, 2022, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on December 1, 2022]

4.6
First Amendment to Note Purchase Agreement, dated as of December 21, 2022, by and among Regal Rexnord Corporation and each of the Purchasers signatory thereto. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on December 23, 2022]+

4.7
Indenture, dated January 24, 2023, between Regal Rexnord Corporation, the Guarantors (as defined therein) and U.S. Bank Trust Company, National Association, as trustee, including the Form of Note attached as an exhibit thereto. [Incorporated by reference to Exhibits 4.1 and 4.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on January 24, 2023]

4.8
Registration Rights Agreement, dated January 24, 2023, between Regal Rexnord Corporation, the Regal Guarantors (as defined therein) and J.P. Morgan Securities LLC as representative of the several initial purchasers listed in Schedule 1 to the purchase agreement relating to the Notes. [Incorporated by reference to Exhibit 4.3 to Regal Rexnord Corporation's Current Report on Form 8-K filed on January 24, 2023]

4.9
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. [Incorporated by reference to Exhibit 4.5 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.1*
Form of Executive Employment Agreement, dated as of March 12, 2019, between Regal Rexnord Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.2*
Form of Key Executive Employment and Severance Agreement, effective as of April 1, 2019, between Regal Rexnord Corporation and Louis V. Pinkham. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.3*
Form of Key Executive Employment and Severance Agreement between Regal Rexnord Corporation and John M. Avampato (with 2-year severance and other multipliers). [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.4*
Key Executive Employment and Severance Agreement, dated as of October 26, 2016, between Regal Rexnord Corporation and Thomas E. Valentyn. [Incorporated by reference to Exhibit 10.23 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.5*
Form of Key Executive Employment and Severance Agreement between Regal Rexnord Corporation and Robert J. Rehard. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 5, 2018]

10.6*
Separation Agreement, effective as of July 18, 2022, between Regal Rexnord Corporation and John C. Kunze. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 4, 2022]

10.7*
Retirement Agreement, effective as of September 30, 2022, between Regal Rexnord Corporation and John C. Kunze. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 4, 2022]

10.8*
Regal Rexnord Corporation Supplemental Defined Contribution Retirement Plan. [Incorporated by reference to Exhibit 10.6 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.9*
Regal Rexnord Corporation Supplemental Employee Retirement Plan For Salary Level 27 & 30 Employees. [Incorporated by reference to Exhibit 10.7 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.10*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.11*
Form of Participation Agreement for Target Supplemental Retirement Plan. [Incorporated by reference to Exhibit 10.14 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.12*
Regal Beloit America, Inc. Pension Plan, as amended and restated effective January 1, 2017, and subsequent amendments. [Incorporated by reference to Exhibit 10.10 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.13*
Regal Rexnord Corporation 2007 Equity Incentive Plan [Incorporated by reference to Appendix B to Regal Rexnord Corporation's definitive proxy statement on Schedule 14A for the Regal Rexnord Corporation 2007 annual meeting of shareholders held April 20, 2007]

10.14*
Form of Stock Option Award Agreement under the Regal Rexnord Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.15*
Form of Stock Appreciation Right Award Agreement under the Regal Rexnord Corporation 2007 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 25, 2007]

10.16*
Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Appendix A to Regal Rexnord Corporation’s definitive proxy statement on Schedule 14A for the Regal Rexnord Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.17*
Form of Stock Appreciation Rights Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.18*
Form of Restricted Stock Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.19*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.20*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.21*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.22*
Regal Rexnord Corporation 2018 Equity Incentive Plan, as amended and restated effective October 4, 2021. [Incorporated by reference to Exhibit 10.20 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.23*	Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.24*	Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.25*	Form of Restricted Stock Unit Award Agreement (Cash Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.26*
Form of Restricted Stock Award Agreement (Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.24 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.27*
Form of Performance Share Unit Award Agreement (Return on Invested Capital – Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.25 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.28*	Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Rexnord Corporation 2018 Equity Incentive Plan.**
10.29*
Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn RSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.27 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.30*
Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn PSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.28 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.31*
Form of Restricted Stock Unit Award Agreement (Replacement to Zurn RSU Award – Non-US) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.29 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.32*
Form of Non-Qualified Stock Option Award Agreement (Replacement to Zurn Option Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.30 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.33*
Form of Non-Qualified Stock Option Award Agreement (Replacement to Zurn Option Award – Non-US) under the Regal Rexnord Corporation 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.31 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.34*
Form of China Phantom Stock Option Award (Replacement to Rexnord Zurn Stock Option Award) under the Regal Rexnord 2018 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.32 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.35*
Regal Rexnord Corporation 2016 Incentive Compensation Plan. [Incorporated by reference to Appendix A to Regal Rexnord Corporation's definitive proxy statement on Schedule 14A for the 2016 annual meeting of shareholders held April 25, 2016]

10.36
Separation and Distribution Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.37
Tax Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.38
Employee Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.39
Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.40
Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.5 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

21.1	Significant Subsidiaries of Regal Rexnord Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
________________________
* A management contract or compensatory plan or arrangement.
** Furnished herewith.
+ Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Items 601(a)(5) and/or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities Exchange Commission on a confidential basis upon request.

(b)    Exhibits- see (a)3., above.
(c) See (a)2., above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2023.

REGAL REXNORD CORPORATION
By:	/s/ ROBERT J. REHARD
Robert J. Rehard
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ALEXANDER P. SCARPELLI
Alexander P. Scarpelli
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOUIS V. PINKHAM	Director and Chief Executive Officer	February 24, 2023
Louis V. Pinkham	(Principal Executive Officer)

/s/ JAN A. BERTSCH	Director	February 24, 2023
Jan A. Bertsch

/s/ STEPHEN M. BURT	Director	February 24, 2023
Stephen M. Burt

/s/ ANESA T. CHAIBI	Director	February 24, 2023
Anesa T. Chaibi

/s/ THEODORE D. CRANDALL	Director	February 24, 2023
Theodore D. Crandall

/s/ CHRISTOPHER L. DOERR	Director	February 24, 2023
Christopher L. Doerr

/s/ MICHAEL P. DOSS	Director	February 24, 2023
Michael P. Doss

/s/ MICHAEL F. HILTON	Director	February 24, 2023
Michael F. Hilton

/s/ RAKESH SACHDEV	Director, Chairman	February 24, 2023
Rakesh Sachdev

/s/ CURTIS W. STOELTING	Director	February 24, 2023
Curtis W. Stoelting

/s/ ROBIN A. WALKER-LEE	Director	February 24, 2023
Robin A. Walker-Lee

SCHEDULE II
REGAL REXNORD CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Credit Losses:
Fiscal 2022	$18.7	$2.9	$(1.7)	$11.0	$30.9
Fiscal 2021	18.3	0.8	(0.4)	—	18.7
Fiscal 2020	9.7	5.8	(2.0)	4.8	18.3

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustment for fiscal 2022 consists of purchase accounting adjustment and translation. See Note 3 - Accounting Policies for additional information. Adjustment for fiscal 2021 consists of adoption of ASC 2016-13 Financial Instruments for Credit Losses and translation.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable