Form 10-Q
period 2023-03-31
REGAL REXNORD CORP
filed 2023-05-09
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On May 4, 2023 the registrant had outstanding 66,278,651 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Such forward-looking statements may include, among other things, statements about the acquisition of Altra Industrial Motion Corp. (“Altra”), the benefits and synergies of the acquisition of Altra (the "Altra Transaction"), future opportunities for the Company and any other statements regarding the Company’s future operations, anticipated economic activity, business levels, credit ratings, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and estimates for future periods. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “project,” “forecast,” “would,” “could,” “should,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•the Company’s substantial indebtedness as a result of the Altra Transaction and the effects of such indebtedness on the Company’s financial flexibility after the Altra Transaction;
•the Company’s ability to achieve its objectives on reducing its indebtedness on the desired timeline;
•dependence on key suppliers and the potential effects of supply disruptions;
•fluctuations in commodity prices and raw material costs;
•any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Altra Transaction and the merger with the Rexnord Process & Motion Control business (the "Rexnord PMC business") within the expected time-frames or at all and to successfully integrate Altra and the Rexnord PMC business;
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
•risks associated with global manufacturing, including those associated with public health crises and political, societal or economic instability, including instability caused by the conflict between Russia and Ukraine;
•issues and costs arising from the integration of acquired companies and businesses and the timing and impact of purchase accounting adjustments;
•prolonged declines in one or more markets, such as heating, ventilation, air conditioning, refrigeration, power generation, oil and gas, unit material handling, water heating and aerospace;
•economic changes in global markets, such as reduced demand for products, currency exchange rates, inflation rates, interest rates, banking crises, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that the Company cannot control;
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
•and other risks and uncertainties including, but not limited, to those described in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission (the "SEC") and from time to time in other filed reports including the Company's Quarterly Reports on Form 10-Q. For a more detailed description of the risk factors associated with the Company, please refer to Part I - Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on file with the SEC and subsequent SEC filings.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Sales	$1,224.1	$1,298.5
Cost of Sales	826.0	876.6
Gross Profit	398.1	421.9
Operating Expenses	329.2	252.0
Income from Operations	68.9	169.9
Interest Expense	95.4	9.0
Interest Income	(31.9)	(1.1)
Other Income, Net	(1.4)	(1.3)
Income before Taxes	6.8	163.3
Provision for Income Taxes	12.3	36.2
Net (Loss) Income	(5.5)	127.1
Less: Net Income Attributable to Noncontrolling Interests	0.4	1.5
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(5.9)	$125.6
(Loss) Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$(0.09)	$1.86
Assuming Dilution	$(0.09)	$1.85
Weighted Average Number of Shares Outstanding:
Basic	66.2	67.4
Assuming Dilution	66.6	67.9

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net (Loss) Income	$(5.5)	$127.1
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	34.5	(0.4)
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $5.3 million and $8.3 million for the Three Months Ended March 31, 2023 and March 31, 2022, Respectively	16.8	26.1
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $0.4 million and $(2.0) million for the Three Months Ended March 31, 2023 and March 31, 2022, Respectively	1.3	(6.0)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $(0.1) million and zero for the Three Months Ended March 31, 2023 and March 31, 2022, Respectively	(0.4)	0.2
Other Comprehensive Income	52.2	19.9
Comprehensive Income	46.7	147.0
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.7	1.9
Comprehensive Income Attributable to Regal Rexnord Corporation	$46.0	$145.1

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,143.3	$688.5
Trade Receivables, Less Allowances of $29.7 million and $30.9 million in 2023 and 2022, Respectively	1,028.3	797.4
Inventories	1,732.5	1,336.9
Prepaid Expenses and Other Current Assets	200.4	150.9
Deferred Financing Fees	—	17.0
Assets Held for Sale	4.6	9.8
Total Current Assets	4,109.1	3,000.5
Net Property, Plant and Equipment	1,214.7	807.0
Operating Lease Assets	159.3	110.9
Goodwill	6,526.7	4,018.8
Intangible Assets, Net of Amortization	4,414.6	2,229.9
Deferred Income Tax Benefits	47.3	43.9
Other Noncurrent Assets	75.7	57.9
Total Assets	$16,547.4	$10,268.9
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$666.7	$497.7
Dividends Payable	23.2	23.2
Accrued Compensation and Employee Benefits	219.0	141.1
Other Accrued Expenses	383.5	280.0
Current Operating Lease Liabilities	39.2	26.4
Current Maturities of Long-Term Debt	74.2	33.8
Total Current Liabilities	1,405.8	1,002.2
Long-Term Debt	7,210.6	1,989.7
Deferred Income Taxes	1,150.8	591.9
Pension and Other Post Retirement Benefits	116.4	97.6
Noncurrent Operating Lease Liabilities	123.2	88.1
Other Noncurrent Liabilities	84.9	76.8
Contingencies (see Note 12 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 million Shares Authorized, 66.3 million and 66.2 million Shares Issued and Outstanding for 2023 and 2022, Respectively	0.7	0.7
Additional Paid-In Capital	4,619.2	4,609.6
Retained Earnings	2,100.9	2,130.0
Accumulated Other Comprehensive Loss	(300.2)	(352.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,420.6	6,388.2
Noncontrolling Interests	35.1	34.4
Total Equity	6,455.7	6,422.6
Total Liabilities and Equity	$16,547.4	$10,268.9
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net (Loss) Income	—	—	(5.9)	—	0.4	(5.5)
Other Comprehensive Income	—	—	—	51.9	0.3	52.2
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(7.5)	—	—	—	(7.5)
Replacement Equity-Based Awards Granted	—	11.1	—	—	—	11.1
Share-Based Compensation	—	6.0	—	—	—	6.0
March 31, 2023	$0.7	$4,619.2	$2,100.9	$(300.2)	$35.1	$6,455.7

January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	125.6	—	1.5	127.1
Other Comprehensive Income	—	—	—	19.5	0.4	19.9
Dividends Declared ($0.33 Per Share)	—	—	(22.1)	—	—	(22.1)
Stock Options Exercised	—	(1.4)	—	—	—	(1.4)
Stock Repurchase	—	(25.6)	(88.6)	—	—	(114.2)
Share-Based Compensation	—	6.3	—	—	—	6.3
March 31, 2022	$0.7	$4,631.1	$1,927.5	$(175.6)	$40.1	$6,423.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(5.5)	$127.1
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used In) Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	30.2	30.6
Amortization	46.3	47.3
Noncash Lease Expense	7.7	9.9
Share-Based Compensation Expense	21.7	6.3
Financing Fee Expense	23.0	0.9
Other Non-Cash Changes	0.3	(0.3)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	31.7	(48.2)
Inventories	47.1	(144.3)
Accounts Payable	(18.3)	(2.6)
Current Liabilities and Other	(78.0)	(32.6)
Net Cash Provided by (Used in) Operating Activities	106.2	(5.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(18.7)	(13.4)
Proceeds Received from Sales of Property, Plant and Equipment	6.1	1.4
Business Acquisitions, Net of Cash Acquired	(4,852.9)	(35.0)
Net Cash Used in Investing Activities	(4,865.5)	(47.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	893.3	1,340.5
Repayments Under Revolving Credit Facility	(639.5)	(1,122.2)
Proceeds from Short-Term Borrowings	14.1	5.1
Repayments of Short-Term Borrowings	(15.9)	(7.0)
Proceeds from Long-Term Borrowings	5,532.9	1,036.8
Repayments of Long-Term Borrowings	(500.8)	(1,107.5)
Dividends Paid to Shareholders	(23.2)	(22.3)
Shares Surrendered for Taxes	(8.2)	(2.8)
Proceeds from the Exercise of Stock Options	0.9	1.8
Repurchase of Common Stock	—	(114.2)
Financing Fees Paid	(50.0)	(4.5)
Net Cash Provided By Financing Activities	5,203.6	3.7
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	10.5	1.1
Net Increase (Decrease) in Cash and Cash Equivalents	454.8	(48.1)
Cash and Cash Equivalents at Beginning of Period	688.5	672.8
Cash and Cash Equivalents at End of Period	$1,143.3	$624.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$75.1	$10.1
Income taxes	$23.0	$18.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2022, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and March 31, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2023.
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
Effective during the first quarter of 2023, in conjunction with the Altra Transaction (as defined in Note 3 - Acquisitions and Divestitures), the Company realigned its four operating segments with the change to its management structure and operating model following the Altra Transaction. The new operating and reportable segments are: Industrial Powertrain Solutions (IPS), Power Efficiency Solutions (PES), Automation & Motion Control (AMC) and Industrial Systems. Prior period financial information has been reclassified to reflect these new reportable segments. See Note 6 - Segment Information for further information. The results of operations of Altra for the period from the acquisition date to March 31, 2023 were immaterial and will be reflected in the Company’s results for the quarter ended June 30, 2023. The Company’s results of operations for the three months ended March 31, 2023 include transaction-related costs which are recorded in Operating expenses in the Condensed Consolidated Statements of Income. See Note 3 - Acquisitions and Divestitures.

Reclassifications

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Cash Flows to conform to the presentation used for the three months ended March 31, 2023.

New Accounting Standards Adopted in 2023

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this new accounting guidance during the three months ended March 31, 2023. See Note 2 - Other Financial Information.

2. OTHER FINANCIAL INFORMATION
Revenue Recognition
The Company recognizes revenue from the sale of electric motors, electrical motion controls, power generation, automation and power transmission products and components, factory automation sub-systems, industrial powertrain solutions, air moving products and specialty electrical components and systems. The Company recognizes revenue when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
March 31, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$293.2	$367.4	$141.8	$73.7	$876.1
Asia	16.5	43.8	1.4	36.7	98.4
Europe	52.8	42.7	43.8	15.6	154.9
Rest-of-World	51.9	15.6	16.2	11.0	94.7
Total	$414.4	$469.5	$203.2	$137.0	$1,224.1

March 31, 2022	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$290.3	$444.4	$132.1	$68.5	$935.3
Asia	31.2	50.4	3.2	39.4	124.2
Europe	57.6	46.3	40.5	12.3	156.7
Rest-of-World	37.2	26.1	8.5	10.5	82.3
Total	$416.3	$567.2	$184.3	$130.7	$1,298.5
Trade Receivables
The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate expected credit losses. The specific customer account analysis considers such items as credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses.

Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	March 31, 2023	December 31, 2022
Raw Material and Work in Process	64.4%	57.0%
Finished Goods and Purchased Parts	35.6%	43.0%

Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	March 31, 2023	December 31, 2022
Land and Improvements		$147.9	$103.4
Buildings and Improvements	3 - 50	518.7	401.7
Machinery and Equipment	3 - 15	1,385.3	1,111.3
Property, Plant and Equipment		2,051.9	1,616.4
Less: Accumulated Depreciation		(837.2)	(809.4)
Net Property, Plant and Equipment		$1,214.7	$807.0

Supplier Finance Program
The Company's supplier finance program with Bank of America ("the Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days' notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program which are classified within Accounts Payable, were $72.1 million and $69.9 million as of March 31, 2023 and December 31, 2022, respectively.

3. ACQUISITIONS AND DIVESTITURES
Altra Transaction

On October 26, 2022, the Company entered into an Agreement and Plan of Merger (the “Altra Merger Agreement”) by and among the Company, Altra Industrial Motion Corp., a Delaware corporation (“Altra”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). On March 27, 2023, in accordance with the terms and conditions of the Altra Merger Agreement, Merger Sub merged with (the "Altra Merger") and into Altra, with Altra surviving the Altra Merger as a wholly owned subsidiary of the Company (the “Altra Transaction”).

Pursuant to the Altra Merger Agreement, at the effective time of the Altra Merger (the “Effective Time”), each of Altra’s issued and outstanding shares of common stock, par value $0.001 per share (“Altra Common Stock”) (other than (i) any shares held by either the Company, Altra or Merger Sub, (ii) shares owned by any direct or indirect wholly owned subsidiary of Altra or the Company, (iii) shares for which appraisal rights had been properly demanded according to Section 262 of the Delaware General Corporation Law and (iv) restricted shares of Altra Common Stock granted under Altra’s 2014 Omnibus Incentive Plan and subject to forfeiture conditions) were converted into $62.00 in cash, without interest (the “Altra Merger Consideration”). The Altra Merger Agreement generally provided that (1) each vested Altra stock option outstanding immediately prior to the Effective Time was canceled and converted into a cash payment equal to the intrinsic value of such option based on the Altra Merger Consideration, (2) each unvested Altra stock option outstanding, immediately prior to the Effective Time, was converted into an award of stock options with respect to the Company's common stock, par value $0.01 per share ("Common Stock") with an intrinsic value equivalent to the intrinsic value of the Altra stock option based on the Altra Merger Consideration, (3) each unvested Altra restricted stock unit outstanding, as of the Effective Time, that was subject solely to time-based vesting conditions was converted into an award of restricted stock units with respect to Common Stock with an equivalent value based on the Altra Merger Consideration on substantially similar terms and conditions, (4) each unvested award of Altra restricted shares was converted into an award of cash of equivalent value based on the Altra Merger Consideration on substantially similar terms and conditions, (5) each unvested Altra restricted stock unit outstanding, as of the Effective Time, that was subject to performance-based vesting conditions was converted into an award of time-based restricted stock with an equivalent value based on the Altra Merger Consideration on substantially similar terms and conditions (with performance goals being deemed satisfied at specified levels) and (6) each vested Altra restricted stock unit outstanding as of Effective Time was converted into the right to receive a cash payment based on the Altra Merger Consideration.

The Company's management determined that the Company is the accounting acquirer in the Altra Transaction based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of Altra, which have been measured at estimated fair value as of the date of the business combination.

The preliminary purchase price for the acquisition of Altra was approximately $5.1 billion, subject to the finalization of purchase accounting.

The preliminary purchase price of Altra consisted of the following:

As of March 31, 2023
Cash paid for outstanding Altra Common Stock (i)	$4,051.0
Stock based compensation (ii)	23.1
Payment of Altra debt (iii)	1,061.0
Pre-existing relationships (iv)	(0.5)
Preliminary purchase price	$5,134.6

(i) Cash paid for the common stock component of the preliminary purchase price was based on 65.3 million shares of outstanding Altra Common Stock as of March 27, 2023 at $62.00 per share, in accordance with the Altra Merger Agreement.

(ii) Represents fair value of replacement equity-based awards and Company common stock issued in settlement of other Altra share based awards. The portion of the fair value attributable to pre-acquisition service was recorded as part of the consideration transferred in the Altra Transaction.

(iii) Cash paid by the Company to settle (a) the term loan facility (the "Altra Term Loan Facility"), (b) the revolving credit facility (the "Altra Revolving Credit Facility") and (c) 95.28% of the 6.125% senior notes due 2026 of Stevens Holding Company, Inc., a wholly owned subsidiary of Altra (the "Altra Notes"). $18.1 million of the Altra Notes remained outstanding following the closing of the Altra Transaction. See Note 7 - Debt and Bank Credit Facilities for more information.

(iv) Represents effective settlement of outstanding payables and receivables between the Company and Altra. No gain or loss was recognized on this settlement

Purchase Price Allocation

Altra’s assets and liabilities were measured at estimated fair values at March 27, 2023, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions, royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

Due to the timing of the Altra Transaction and the nature of the net assets acquired, as of March 31, 2023, the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2023. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of valuation assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value of the assets acquired and liabilities assumed were as follows:

As of March 31, 2023

Cash and Cash Equivalents	$259.1
Trade Receivables	258.1
Inventories	436.4
Prepaid Expenses and Other Current Assets	33.0
Property, Plant and Equipment	411.8
Intangible Assets	2,224.0
Deferred Income Tax Benefits	0.7
Operating Lease Assets	42.3
Other Noncurrent Assets	21.6
Accounts Payable	(183.2)
Accrued Compensation and Benefits	(66.1)
Other Accrued Expenses(1)	(145.7)
Current Operating Lease Liabilities	(12.5)
Current Maturities of Long-Term Debt	(0.4)
Long-Term Debt	(25.3)
Deferred Income Taxes	(560.7)
Pension and Other Post Retirement Benefits	(19.8)
Noncurrent Operating Lease Liabilities	(29.7)
Other Noncurrent Liabilities	(8.3)
Total Identifiable Net Assets	2,635.3
Goodwill	2,499.3
Preliminary purchase price	$5,134.6

1) Includes $60.1 million related to Altra transaction costs paid by the Company at the closing of the Altra Transaction.

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

Property, Plant and Equipment

The preliminary fair value of Property, Plant, and Equipment was determined using either the cost approach, which relies on an estimate of replacement costs of the assets new and estimated accrued depreciation, or the market approach.

Identifiable Intangible Assets

The preliminary fair value and weighted average useful life of the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Useful Life (Years)
Customer Relationships(1)	$1,780.0	14.0
Trademarks(2)	340.0	10.0
Technology(3)	104.0	13.0
Total Identifiable Intangible Assets	$2,224.0

(1) The fair value of Customer Relationships was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from Altra's existing customer base.
(2) The Altra Trademarks were valued using the relief from royalty method, which considers both the market approach and the income approach.
(3) The Altra Technology was valued using the relief from royalty method, which considers both the market approach and the income approach.

The intangible assets related to definite-lived customer relationships, trademarks and technology are amortized over their estimated useful lives.

Leases, including right-of-use ("ROU") assets and lease liabilities

Lease liabilities were measured as of the effective date of the acquisition at the present value of future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the acquisition date. ROU assets recorded within “Operating Lease Assets” are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term was based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.

Long-Term Debt

The fair value of the Altra Notes assumed was determined based on the total indebtedness as the debt consummated at the time of closing of the acquisition.

Deferred Income Tax Assets and Liabilities

The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of the Altra’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 10 - Income Taxes for further information related to income taxes.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)

The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date. Accounts receivable reflect the best estimate at the acquisition date of the contractual cash flows expected to be collected.

Goodwill

The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Altra. The goodwill created in the acquisition is not expected to be deductible for tax purposes.

Transaction Costs

The Company incurred transaction-related costs in connection with the Altra Transaction of approximately $65.6 million during the three months ended March 31, 2023, which include legal and professional services and certain employee compensation costs, including severance, that were recognized as Operating expenses in the Company's Condensed Consolidated Statements of Income. There were no transaction-related costs in connection with the Altra Transaction recognized during the three months ended March 31, 2022. During the year ended December 31, 2022 the Company incurred $14.7 million of costs related to the Altra Transaction.

The Company also incurred $15.7 million of share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees. See Note 9 – Shareholders' Equity for additional information.

In connection with the Altra Transaction, the Company incurred additional costs due to the entry into certain financing arrangements. Such financing arrangements are described in Note 7 – Debt and Bank Credit Facilities.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company's financial results for the three months ended March 31, 2023 and March 31, 2022, respectively, as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's fiscal year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $81.3 million for the three months ended March 31, 2023 and increased expenses by $99.0 million for the three months ended March 31, 2022, (v) additional cost of sales related to the inventory valuation adjustment which increased expenses by $64.2 million for the three months ended March 31, 2022, and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net Sales	$1,675.2	$1,810.2
Net Income Attributable to Regal Rexnord Corporation	$37.6	$(70.0)
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.57	$(1.04)
Assuming Dilution	$0.56	$(1.04)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
March 31, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income before Reclassifications	22.1	—	34.2	56.3
Tax Impact	(5.3)	—	—	(5.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1.7	(0.5)	—	1.2
Tax Impact	(0.4)	0.1	—	(0.3)
Net Current Period Other Comprehensive Income (Loss)	18.1	(0.4)	34.2	51.9
Ending Balance	$35.4	$(13.7)	$(321.9)	$(300.2)

March 31, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$21.0	$(14.3)	$(201.8)	$(195.1)
Other Comprehensive Income (Loss) before Reclassifications	34.4	0.2	(1.0)	33.6
Tax Impact	(8.3)	—	—	(8.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8.0)	0.2	—	(7.8)
Tax Impact	2.0	—	—	2.0
Net Current Period Other Comprehensive Income (Loss)	20.1	0.4	(1.0)	19.5
Ending Balance	$41.1	$(13.9)	$(202.8)	$(175.6)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 - Derivative Financial Instruments.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Income, Net (see also Note 8 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of the October fiscal month or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended March 31, 2023:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
Balance as of December 31, 2022	$4,018.8	$2,290.0	$752.3	$865.0	$111.5
Acquisitions	2,499.3	1,395.4	—	1,103.9	—
Translation Adjustments	8.6	5.2	1.1	1.9	0.4
Balance as of March 31, 2023	$6,526.7	$3,690.6	$753.4	$1,970.8	$111.9

Cumulative Goodwill Impairment Charges	$328.7	$18.1	$200.4	$5.1	$105.1
Intangible Assets
The following table presents intangible assets including those acquired in the Altra Transaction (see Note 3 - Acquisitions and Divestitures for more information):

		March 31, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$4,129.2	$587.9	$3,541.3	$2,321.4	$532.0	$1,789.4
Technology	13	347.6	127.0	220.6	246.2	125.0	121.2
Trademarks	10	725.0	72.2	652.8	392.7	73.4	319.3
Total Intangibles		$5,201.8	$787.1	$4,414.7	$2,960.3	$730.4	$2,229.9

Amortization expense recorded for the three months ended March 31, 2023 was $46.3 million. Amortization expense recorded for the three months ended March 31, 2022 was $47.3 million. Amortization expense for fiscal year 2023 is estimated to be $316.7 million.
The following table presents future estimated annual amortization expense for intangible assets:

Year	Estimated Amortization
2024	$356.0
2025	354.0
2026	350.5
2027	349.8
2028	349.8

6. SEGMENT INFORMATION

Effective during the first quarter of 2023, the Company realigned its four operating segments taking into account the change to its management structure and operating model following completion of the Altra Transaction. All prior periods have been recast to reflect the current segment presentation. The Company is comprised of four operating segments: Industrial Powertrain Solutions (IPS), Power Efficiency Solutions (PES), Automation & Motion Control (AMC) and Industrial Systems.
IPS consists of the majority of the Company's previous Motion Control Solutions (MCS) segment, excluding the conveying and aerospace business units, plus Altra's Power Transmission Technologies segment. The IPS segment designs, produces and services mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, special components products and industrial powertrain components and solutions serving a broad range of markets including food and beverage, bulk handling, eCommerce/warehouse distribution, energy, agricultural machinery, turf & garden and general industrial.
PES consists of the Company's previous Climate Solutions and Commercial Systems segments. The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications and small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment.
AMC consists of the Company's previous MCS aerospace and conveying business units, Altra's Automation & Specialty segment and the Thomson Power Systems business that was previously in the Company's Industrial Systems segment. The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, rotary precision motion solutions, high-efficiency miniature motors and motion control products, automation transfer switches, switchgear for industrial applications and automation systems that enable and control the transition of rotary motion to linear motion. These products are used in advanced material handling, aerospace and defense, factory automation, data centers, medical device, packaging, printing, semiconductor, robotic, industrial power tool, mobile off-highway, food & beverage processing and other applications.
Industrial Systems consists of the Company's previous Industrial Systems segment excluding the Thomson Power Systems business. The Industrial Systems segment designs and produces integral motors, alternators for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, prime and standby power, and general industrial equipment.
The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.
The following sets forth certain financial information attributable to the Company's operating segments, recast as described above, for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
March 31, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$414.4	$469.5	$203.2	$137.0	$—	$1,224.1
Intersegment Sales	3.5	4.2	5.2	0.7	(13.6)	—
Total Sales	417.9	473.7	208.4	137.7	(13.6)	1,224.1
Gross Profit	177.4	117.7	75.4	27.6	—	398.1
Operating Expenses	151.5	72.3	80.6	24.8	—	329.2
Total Operating Expenses	151.5	72.3	80.6	24.8	—	329.2
Income (Loss) from Operations	25.9	45.4	(5.2)	2.8	—	68.9
Depreciation and Amortization	41.6	11.7	19.7	3.5	—	76.5
Capital Expenditures	5.4	8.7	3.1	1.5	—	18.7

March 31, 2022
External Sales	$416.3	$567.2	$184.3	$130.7	$—	$1,298.5
Intersegment Sales	1.6	2.9	3.4	0.5	(8.4)	—
Total Sales	417.9	570.1	187.7	131.2	(8.4)	1,298.5
Gross Profit	154.3	177.5	63.0	27.1	—	421.9
Operating Expenses	108.0	73.1	50.7	20.2	—	252.0
Total Operating Expenses	108.0	73.1	50.7	20.2	—	252.0
Income from Operations	46.3	104.4	12.3	6.9	—	169.9
Depreciation and Amortization	42.6	12.1	19.7	3.5	—	77.9
Capital Expenditures	2.5	7.9	1.6	1.4	—	13.4

The following table presents identifiable assets information attributable to the Company's operating segments, recast as described above, as of March 31, 2023 and December 31, 2022:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of March 31, 2023	$8,456.2	$2,234.5	$5,107.5	$749.2	$16,547.4
Identifiable Assets as of December 31, 2022	5,028.5	2,234.1	2,202.2	804.1	10,268.9
7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Senior Notes	$4,700.0	$—
Term Facility	1,359.0	536.3
Private Placement Notes	—	500.0
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	700.0	429.0
Altra Notes	18.1	—
Other	82.2	76.7
Less: Debt Issuance Costs	(61.3)	(5.3)
Total	7,284.8	2,023.5
Less: Current Maturities	74.2	33.8
Long-Term Debt	$7,210.6	$1,989.7
The below discussion of the Company’s indebtedness should be read in conjunction with the Note 7 – Debt and Bank Credit Facilities in the Company’s 2022 Annual Report on Form 10-K filed on February 24, 2023.

Credit Agreement
On March 28, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, which was subsequently amended on November 17, 2022 (the "First Amendment") and November 30, 2022 (the "Assumption Agreement"), which in combination provide for, among other things:

i.an unsecured term loan facility in the initial principal amount of up to $550.0 million, maturing on March 28, 2027, which was upsized by $840.0 million on March 27, 2023 in connection with the Altra Transaction (the "Term Facility");
ii.an unsecured term loan facility in the initial principal amount of $486.8 million, under which the Company's subsidiary Land Newco, Inc. remains the sole borrower, maturing on March 28, 2027 (the "Land Term Facility"); and
iii.an unsecured revolving loan in the initial principal amount of up to $1,000.0 million, maturing on March 28, 2027, which was upsized by $570.0 million on March 27, 2023 in connection with the Altra Transaction (the "Multicurrency Revolving Facility").

Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin. The weighted average interest rate on the Term Facility for the three months ended March 31, 2023 and March 31, 2022 was 6.0% and 2.0%, respectively. The weighted average interest rate on the Land Term Facility for the three months ended March 31, 2023 and March 31, 2022 was 5.9% and 1.7%, respectively.

The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and be applied to the next payment due. The Land Term Facility has no required amortization.

As of March 31, 2023, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $870.0 million of available borrowing capacity. For the three months ended March 31, 2023 and March 31, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $580.6 million and $773.7 million, respectively, and the weighted average interest rate was 5.8% and 1.7%, respectively. The Company pays a non-use fee of 0.3% as of March 31, 2023 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Private Placement Notes

On April 7, 2022, the Company entered into a Note Purchase Agreement for the issuance and sale of $500.0 million aggregate principal amount of 3.90% senior notes due April 7, 2032 (the "Private Placement Notes"). Following the issuance of the Senior Notes discussed below, on January 27, 2023, the Company repaid the Private Placement Notes in full with no make-whole payments.
Bridge Facility

In connection with the Altra Transaction, on October 26, 2022, the Company entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. committed to provide the Company approximately $5,500.0 million in aggregate principal amount of senior bridge loans under a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) to, among other things, fund, in part, the Altra Transaction. The Bridge Facility was terminated upon issuance of the Senior Notes in January 2023. The Company paid $27.5 million in Bridge Facility fees in fiscal 2022, of which $10.5 million were recognized in Interest Expense in the fourth quarter of 2022 and $17.0 million were recognized in Interest Expense during the three months ended March 31, 2023.

Senior Notes

On January 24, 2023, the Company issued $1,100.0 million aggregate principal amount of its 6.05% senior notes due 2026 (the “2026 Senior Notes”), $1,250.0 million aggregate principal amount of its 6.05% senior notes due 2028 (the “2028 Senior Notes”), $1,100.0 million aggregate principal amount of its 6.30% senior notes due 2030 (the “2030 Senior Notes”) and $1,250.0 million aggregate principal amount of its 6.40% senior notes due 2033 (the “2033 Senior Notes” and, together with the 2026 Senior Notes, 2028 Senior Notes and 2030 Senior Notes, collectively, the “Senior Notes”). The 2026 Senior Notes are scheduled to mature on February 15, 2026, the 2028 Senior Notes are scheduled to mature on April 15, 2028, the 2030 Senior Notes are scheduled to mature on February 15, 2030, and the 2033 Senior Notes are scheduled to mature on April 15, 2033.

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

The Senior Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of1933 and persons outside the United States in accordance with Regulation S under the Securities Act. Pursuant to a registration rights agreement, the Company will exchange the Senior Notes with registered notes with terms substantially identical to the Senior Notes within 540 days from the date of issuance.

The Company received $4,647.0 million in net proceeds from the sale of the Senior Notes, after deducting the initial purchasers’ discounts and estimated offering expenses. The Company used a portion of the net proceeds to repay the Company’s outstanding Private Placement Notes and used the remaining net proceeds, together with the incremental term loan commitments under the Term Facility and cash on hand, to fund the consideration for the Altra Transaction, repay certain of Altra’s outstanding indebtedness, and pay certain fees and expenses.

Prior to the consummation of the Altra Transaction, the Company used a portion of the proceeds to repay the outstanding borrowings under the Multicurrency Revolving Facility in January 2023 and invested the remaining net proceeds of approximately $3.6 billion in interest bearing accounts. The Company recognized $29.4 million in Interest Income during the three months ended March 31, 2023.

Altra Notes
On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due 2026 (the “Altra Notes”). The Company purchased 95.28% of the outstanding Altra Notes for total consideration of $382.7 million. See Note 3 – Acquisitions and Divestitures for more information.

The Altra Notes will mature on October 1, 2026. The Altra Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.

Compliance with Financial Covenants
The Credit Agreement, Senior Notes, and Altra Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement as of March 31, 2023.
Other Notes Payable

These amounts consist of finance leases as well as certain long-term fixed rate term loans entered into by subsidiaries in Europe that are generally secured by the local property, plant and equipment. The weighted average interest rate on other notes payable for the three months ended March 31, 2023 and March 31, 2022 were 4.8% and 5.1%, respectively.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Company's total debt was $7,283.1 million and $1,926.6 million as of March 31, 2023 and December 31, 2022, respectively.

Maturities of long-term debt outstanding as of March 31, 2023, excluding debt issuance costs, are as follows:

Year	Amount of Maturity
2023	$56.8
2024	73.4
2025	73.7
2026	1,191.6
2027	2,289.4
Thereafter	3,661.2
Total	$7,346.1

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended
	March 31, 2023	March 31, 2022
Service Cost	$0.3	$0.3
Interest Cost	5.6	3.6
Expected Return on Plan Assets	(6.7)	(5.1)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.5)	0.2
Net Periodic Benefit Income	$(1.3)	$(1.0)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.

For the three months ended March 31, 2023 and March 31, 2022, the Company contributed $1.5 million and $1.7 million, respectively, to retirement plans. The Company expects to make total contributions of $6.5 million in 2023. The Company contributed a total of $8.3 million in fiscal 2022.
For the three months ended March 31, 2023 and March 31, 2022, the Company contributed $6.2 million and $5.9 million, respectively, to defined contribution plans.
In connection with the Altra Transaction, $30.5 million of plan benefit obligations and $13.8 million of plan assets included in the Altra business were transferred to the Company on March 27, 2023.
9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company recognized approximately $21.7 million and $6.3 million in share-based compensation expense for the three months ended March 31, 2023 and March 31, 2022, respectively. The $21.7 million includes $15.7 million related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.4 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the three months ended March 31, 2023, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs[1]	147,174	$54.96
Restricted Stock Awards[1]	20,400	$135.29
Restricted Stock Units[1]	248,794	$141.92
Performance Share Units	58,807	$235.77
1 Certain outstanding equity-based awards held by employees of Altra that related to shares of Altra Common Stock were replaced by equity-based awards of the Company Common Stock with substantially similar terms and conditions. These awards include 32,419 options with a weighted-average grant date fair value of $57.64, 20,114 restricted stock awards with a weighted-average grant date fair value of $135.50 and 161,414 restricted stock units with a weighted-average grant date fair value of $135.50 issued as replacement awards for Altra unvested awards outstanding at close of the Altra Transaction on March 27, 2023.
10. INCOME TAXES
The effective tax rate for the three months ended March 31, 2023 was 180.9% versus 22.2% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was higher than the same period in the prior year primarily driven by non-deductible transaction costs associated with the Altra Transaction and withholding taxes resulting from the cash repatriation of foreign earnings.
As of March 31, 2023 and December 31, 2022, the Company had approximately $9.4 million and $5.7 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $1.2 million and $1.2 million of accrued interest as of March 31, 2023 and December 31, 2022, respectively.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.4 million and 0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Denominator for Basic Earnings Per Share	66.2	67.4
Effect of Dilutive Securities	0.4	0.5
Denominator for Diluted Earnings Per Share	66.6	67.9

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
The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business' acquisition of the Stearns business from Invensys plc ("Invensys"), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) ("Zurn"), subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning Balance	$28.8	$23.0
Less: Payments	(3.3)	(5.6)
Provisions	6.2	6.0
Acquisitions	9.8	—
Ending Balance	$41.5	$23.4
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2023 or March 31, 2022.
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
As of March 31, 2023 and December 31, 2022, the Company had $16.4 million and $11.9 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had the following currency forward contracts outstanding (with maturities extending through August 2024):

	March 31, 2023	December 31, 2022
Chinese Renminbi	$251.4	$173.8
Mexican Peso	189.1	215.2
Euro	342.3	159.6
Indian Rupee	44.2	33.1
British Pound	6.0	2.1

The Company had the following commodity forward contracts outstanding (with maturities extending through August 2024) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item):

	March 31, 2023	December 31, 2022
Copper	$67.4	$89.4
Aluminum	2.3	4.0

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were subsequently terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized as a reduction of interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million. These swaps will expire in March 2027.
Fair values of derivative instruments as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$4.3	$—	$—
Currency Contracts	22.0	2.0	2.4	0.1
Commodity Contracts	2.3	0.4	3.3	0.1
Not Designated as Hedging Instruments:
Currency Contracts	0.8	—	0.1	—
Commodity Contracts	—	—	0.1	—
Total Derivatives	$25.1	$6.7	$5.9	$0.2

	December 31, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$7.9	$—	$—
Currency Contracts	12.3	0.9	4.8	—
Commodity Contracts	0.9	0.3	10.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.7	—	—	—
Commodity Contracts	—	—	0.4	—
Total Derivatives	$13.9	$9.1	$15.4	$—

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended
	March 31, 2023				March 31, 2022
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$5.5	$20.3	$(3.7)	$22.1	$13.4	$10.4	$10.6	$34.4
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
(Loss) Gain Recognized in Cost of Sales	(5.0)	2.0	—	(3.0)	5.2	3.0	—	8.2
Gain (Loss) Recognized in Interest Expense	—	—	1.3	1.3	—	—	(0.3)	(0.3)

Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$0.2	$—	$0.6	$—
Gain recognized in Operating Expenses	—	1.9	—	1.5

The AOCI balance related to hedging activities of a $35.4 million gain net of tax as of March 31, 2023 includes $24.2 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of March 31, 2023 and December 31, 2022.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements:

	March 31, 2023
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$22.8	$(1.9)	$20.9
Derivative Commodity Contracts	2.3	(2.0)	0.3
Other Noncurrent Assets:
Derivative Currency Contracts	2.0	—	2.0
Derivative Commodity Contracts	0.4	(0.1)	0.3
Other Accrued Expenses:
Derivative Currency Contracts	2.5	(1.9)	0.6
Derivative Commodity Contracts	3.4	(2.0)	1.4
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	(0.1)	—
Derivative Commodity Contracts	0.1	—	0.1

	December 31, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$(2.5)	$10.5
Derivative Commodity Contracts	0.9	(0.9)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	—	0.9
Derivative Commodity Contracts	0.3	—	0.3
Other Accrued Expenses:
Derivative Currency Contracts	4.8	(2.5)	2.3
Derivative Commodity Contracts	10.6	(0.9)	9.7

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 31, 2023 and December 31, 2022, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of March 31, 2023 and December 31, 2022.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$22.8	$13.0	Level 2
Derivative Commodity Contracts	2.3	0.9	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	12.1	6.4	Level 1
Derivative Currency Contracts	2.0	0.9	Level 2
Derivative Commodity Contracts	0.4	0.3	Level 2
Interest Rate Swap	4.3	7.9	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	2.5	4.8	Level 2
Derivative Commodity Contracts	3.4	10.6	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	Level 2
Derivative Commodity Contracts	0.1	—	Level 2
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

15. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring-related costs on projects during three months ended March 31, 2023 and March 31, 2022. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning Balance	$15.1	$5.0
Acquisition(1)	0.2	—
Provision	5.0	16.8
Less: Payments/ Other	10.2	7.3
Ending Balance	$10.1	$14.5

(1) Excludes $12.4 million of severance related to the Altra Transaction, which will be paid in the second quarter 2023.

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three months ended March 31, 2023 and March 31, 2022, respectively:

	Three Months Ended
	March 31, 2023			March 31, 2022
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.3	$0.6	$2.9	$4.8	$3.6	$8.4
Facility Related Costs	0.9	—	0.9	8.0	0.4	8.4
Other Expenses	1.2	—	1.2	—	—	—
Total Restructuring Costs	$4.4	$0.6	$5.0	$12.8	$4.0	$16.8

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three months ended March 31, 2023 and March 31, 2022:

Restructuring Costs - Three Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
March 31, 2023	$5.0	$(0.4)	$4.7	$0.5	$0.2
March 31, 2022	$16.8	$14.3	$1.0	$1.5	$—

The Company's current restructuring activities are expected to continue through 2023. The Company expects to record aggregate future charges of approximately $60 million in 2023. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)

Overview
Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) is a global leader in the engineering and manufacturing of factory automation sub-systems, industrial powertrain solutions, automation and mechanical power transmission components, electric motors and electronic controls, air moving products, and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet. We are headquartered in Beloit, Wisconsin and have manufacturing, sales and service facilities worldwide.

Our company is comprised of four operating segments: Industrial Powertrain Solutions (IPS), Power Efficiency Solutions (PES), Automation & Motion Control (AMC) and Industrial Systems. Effective during the first quarter of 2023, in conjunction with the Altra Transaction (as defined in Note 3 - Acquisitions and Divestitures), we realigned our four operating segments with the change to our management structure and operating model. See Note 6 - Segment Information of the Notes to the Condensed Consolidated Financial Statements for further information.

A description of our four operating segments is as follows:

•IPS consists of the majority of our previous Motion Control Solutions (MCS) segment, excluding the conveying and aerospace business units, plus Altra's Power Transmission Technologies segment. The IPS segment designs, produces and services mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, special components products and industrial powertrain components and solutions serving a broad range of markets including food and beverage, bulk handling, eCommerce/warehouse distribution, energy, agriculture machinery, turf & garden and general industrial.

•PES consists of our previous Climate Solutions and Commercial Systems segments. The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, fans, and blowers for commercial applications and small motors, electronic variable speed controls and air moving solutions serving markets including residential and light commercial HVAC, water heaters, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agriculture, and general commercial equipment

•AMC consists of our previous MCS aerospace and conveying business units, Altra's Automation & Specialty segment and the Thomson Power Systems business that was previously in our Industrial Systems segment. The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, rotary precision motion solutions, high-efficiency miniature motors and motion control products, automatic transfer switches, switchgear for industrial applications and automation systems that enable and control the transition of rotary motion to linear motion. These products are used in advanced material handling, aerospace and defense, factory automation, data centers, medical device, packaging, printing, semiconductor, robotic, industrial power tool, mobile off-highway, food & beverage processing and other applications.

•Industrial Systems consists of our previous Industrial Systems segment excluding the Thomson Power Systems business. The Industrial Systems segment designs and produces integral motors, alternators for industrial applications, along with aftermarket parts and kits to support such products. These products serve markets including agriculture, marine, mining, oil and gas, food and beverage, data centers, prime and standby power, and general industrial equipment.

As previously disclosed, we are considering a full range of strategic alternatives for the Industrial Systems operating segment. Our ongoing strategic review may or may not lead to a decision to divest this business.

Components of Profit and Loss

Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to Original Equipment Manufacturers ("OEMs"), who incorporate our products, such as electric motors, into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales derive from direct sales to customers by sales personnel employed by the Company, however, a significant portion of our sales are derived from sales made by manufacturer’s representatives, who are paid exclusively on commission. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with levels of revenue concentration by customer varying widely across our business units.

Our level of net sales for any given period is dependent upon a number of factors, including (i) the demand for our products and for the products in which our products are components; (ii) the strength of the economy generally and the end markets in which we compete; (iii) our customers’ perceptions of our product quality at any given time; (iv) our quote, lead and delivery times; (v) the selling price of our products; (vi) inventory levels in the channels through which our products are sold; and (vii) the weather. As a result, our total revenue has tended to experience quarterly variations and our total revenue for any particular quarter may not be indicative of future results.

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of the acquisition (“Acquisition Sales”), (ii) less the amount of sales attributable to any businesses divested/to be exited, and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales. Organic sales, organic sales growth and acquisition growth are non-GAAP measures. See reconciliation for these measures to GAAP net sales in Non-GAAP Measures below.

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

Outside of general economic cyclicality, our business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each business. For example, a portion of our PES segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, a portion of our PES segment, IPS segment, AMC segment and Industrial Systems segment and have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Altra Transaction
On March 27, 2023, in accordance with the terms and conditions of the Altra Merger Agreement, by and among us, Altra, and Merger Sub, pursuant to the satisfaction of specified conditions, Merger Sub merged with and into Altra, with Altra surviving the Altra Merger as our wholly owned subsidiary. See Note 3 - Acquisitions and Divestitures of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Altra Transaction.
In connection with the Altra Transaction, we entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

2023 Outlook
We continue to expect a low single digit percentage decline in organic sales and earnings per share. We expect benefits from merger and acquisition synergies, improving new product mix, ongoing 80/20 initiatives and various productivity initiatives to be more than offset by headwinds from lower volumes, material and non-material inflation, strategic growth investments, a higher tax rate and higher net interest expense.

Results of Operations

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Sales:
Industrial Powertrain Solutions	$414.4	$416.3
Power Efficiency Solutions	469.5	567.2
Automation & Motion Control	203.2	184.3
Industrial Systems	137.0	130.7
Consolidated	$1,224.1	$1,298.5

Gross Profit as a Percent of Net Sales:
Industrial Powertrain Solutions	42.8%	37.1%
Power Efficiency Solutions	25.1%	31.3%
Automation & Motion Control	37.1%	34.2%
Industrial Systems	20.1%	20.7%
Consolidated	32.5%	32.5%

Operating Expenses as a Percent of Net Sales:
Industrial Powertrain Solutions	36.6%	25.9%
Power Efficiency Solutions	15.4%	12.9%
Automation & Motion Control	39.7%	27.5%
Industrial Systems	18.1%	15.5%
Consolidated	26.9%	19.4%

Income (Loss) from Operations as a Percent of Net Sales:
Industrial Powertrain Solutions	6.3%	11.1%
Power Efficiency Solutions	9.7%	18.4%
Automation & Motion Control	(2.6)%	6.7%
Industrial Systems	2.0%	5.3%
Consolidated	5.6%	13.1%

Income from Operations	$68.9	$169.9
Interest Expense	95.4	9.0
Interest Income	(31.9)	(1.1)
Other Income, Net	(1.4)	(1.3)
Income before Taxes	6.8	163.3
Provision for Income Taxes	12.3	36.2
Net (Loss) Income	(5.5)	127.1
Less: Net Income Attributable to Noncontrolling Interests	0.4	1.5
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(5.9)	$125.6

Three Months Ended March 31, 2023 Compared to March 31, 2022
Net sales decreased $74.4 million or 5.7% for the first quarter 2023 compared to the first quarter 2022. The decrease consisted of negative organic sales of 4.1% and negative foreign currency translation of 1.6%. The decrease was primarily driven by sales decreases in North American markets, partially offset by price realization. Gross profit decreased $23.8 million or 5.6% for the first quarter 2023 as compared to the first quarter 2022. The decrease in gross profit was driven by lower volumes and increased material costs partially offset by lower freight costs and lower restructuring costs. Total operating expenses for the first quarter

2023 increased $77.2 million or 30.6% as compared to the first quarter 2022. The increase was primarily driven by higher acquisition costs from the Altra Transaction and employee compensation costs, partially offset by lower restructuring costs.
Industrial Powertrain Solutions segment net sales for the first quarter 2023 were $414.4 million, a decrease of $1.9 million or 0.5% as compared to the first quarter 2022. The decrease consisted of negative foreign currency translation of 1.8% offset by positive organic sales of 1.3%. The decrease was primarily driven by the North America general industrial market. Gross profit increased $23.1 million or 15.0% as compared to the first quarter 2022. The increased gross profit was primarily driven by lower freight and material costs and lower restructuring expense. Total operating expenses for the first quarter 2023 were $151.5 million compared to $108.0 million in the first quarter 2022. The $43.5 million or 40.3% increase was primarily driven by higher acquisition costs from the Altra Transaction and increased employee compensation costs partially offset by lower restructuring costs.
Power Efficiency Solutions segment net sales for the first quarter 2023 were $469.5 million, a decrease of $97.7 million or 17.2% as compared to the first quarter 2022. The decrease consisted of negative organic sales of 15.9% and negative foreign currency translation of 1.3%. The decrease was primarily driven by lower volumes resulting from slowing market demand in the North America pool pump and residential and light commercial HVAC markets and general industrial markets. Gross profit decreased $59.8 million or 33.7% as compared to the first quarter 2022. The decrease in gross profit was primarily driven by material inflation and lower volumes partially offset by lower freight costs. Total operating expenses for the first quarter 2023 and 2022 were $72.3 million and $73.1 million, respectively. The decrease in operating expenses was primarily driven by cost cutting measures.
Automation & Motion Control segment net sales were $203.2 million, an increase of $18.9 million or 10.3% as compared to the first quarter 2022. The increase consisted of positive organic sales of 11.7% offset by negative foreign currency translation of 1.4%. The increase was primarily due to price increases in conveying and share gains in aerospace. Gross profit increased $12.4 million or 19.7% compared to the first quarter 2022. The increase in gross profit was primarily driven by higher price realization. Total operating expenses for the first quarter 2023 were $80.6 million compared to $50.7 million in the first quarter 2022. The increase was primarily due to higher acquisition costs from the Altra Transaction and employee compensation costs.
Industrial Systems segment net sales for the first quarter 2023 were $137.0 million, an increase of $6.3 million or 4.8% compared to first quarter 2022 net sales of $130.7 million. The increase consisted of positive organic sales of 8.0% partially offset by negative foreign currency translation of 3.2%. The increase was primarily driven by strength in demand for generators in North America and global industrial motors. Gross profit for the first quarter 2023 increased $0.5 million or 1.8%. The increase was driven by the increase in volume and price realization, partially offset by foreign exchange losses. Total operating expenses for the first quarter 2023 increased $4.6 million as compared to the first quarter 2022, primarily due to increased employee compensation, commissions and foreign exchange losses.
The effective tax rate for the three months ended March 31, 2023 was 180.9% versus 22.2% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was higher than the same period in the prior fiscal year primarily driven by non-deductible transaction costs associated with the Altra Transaction, and withholding tax costs resulting from the cash repatriation of foreign earnings.

Non-GAAP Measures

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As noted above, in this Quarterly Report on Form 10-K, we also disclose organic sales, organic sales growth and acquisition growth, which are considered non-GAAP financial measures. We use the term "organic sales growth" to refer to its increase in sales between periods that is attributable to sales. "Organic sales" refers to GAAP sales from existing operations excluding any sales from acquired businesses recorded prior to the first anniversary of the acquisition and excluding any sales from business divested/to be exited recorded prior to the first anniversary of the exit and excluding the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period's organic sales using the currency exchange rates that were in effect during the prior year periods. We reconcile these non-GAAP measures in the table below to GAAP net sales. We believe that these non-GAAP financial measures are useful measures for providing investors with additional information regarding our results of operations and for helping investors understand and compare our operating results across accounting periods and compared to our peers. This additional non-GAAP information is not meant to be considered in isolation or as a substitute for the Company's results of operations prepared and presented in accordance with GAAP.

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Three Months ended March 31, 2023	$414.4	$469.5	$203.2	$137.0	$1,224.1
Impact of Foreign Currency Translation	7.4	7.6	2.6	4.2	21.8
Organic Sales for Three Months ended March 31, 2023	$421.8	$477.1	$205.8	$141.2	$1,245.9

Organic Sales Growth for Three Months ended March 31, 2023	1.3%	(15.9)%	11.7%	8.0%	(4.1)%

Net Sales for Three Months ended March 31, 2022	$416.3	$567.2	$184.3	$130.7	$1,298.5

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

Cash flow provided by operating activities was $106.2 million for the three months ended March 31, 2023, a $112.1 million increase from the three months ended March 31, 2022. This increase was driven primarily by improvements in cash flows related to working capital, partially offset by payments for certain acquisition costs and lower net income excluding the impact of non-cash adjustments.

Cash flow used in investing activities was $4,865.5 million for the three months ended March 31, 2023 as compared to cash flow used in investing activities of $47.0 million for the three months ended March 31, 2022. The change was driven primarily by the Altra Acquisitions in the current year.

In fiscal 2023, we anticipate capital spending for property, plant and equipment to be approximately $150 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in fiscal 2023. We anticipate funding fiscal 2023 capital spending with operating cash flows.

Cash flow provided by financing activities was $5,203.6 million for the three months ended March 31, 2023, compared to $3.7 million provided by financing activities for the three months ended March 31, 2022. We had net debt borrowings of $5,284.1 million during the three months ended March 31, 2023, compared to net debt borrowings of $145.7 million during the three months ended March 31, 2022. The increase was primarily driven by the $4.7 billion of Senior Notes issued in January 2023 and $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment of the $500.0 million of Private Placement Notes in January 2023. There were no share repurchases for the three months ended March 31, 2023, compared to $114.2 million shares repurchases for the three months ended March 31, 2022. There were $23.2 million of dividends paid for the three months ended March 31, 2023, compared to $22.3 million of dividends in the prior year. There were $50.0 million in financing fees paid for the three months ended March 31, 2023, compared to $4.5 million of fees in the prior year. There were no distributions paid to noncontrolling interests for the three months ended March 31, 2023 and March 31, 2022.

Our working capital was $2,703.3 million (inclusive of assets and liabilities assumed from the Altra Transaction) as of March 31, 2023, compared to $1,998.3 million as of December 31, 2022. As of March 31, 2023 and December 31, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 2.9:1 and 3.0:1, respectively. Our working capital increased primarily as a result of assets and liabilities assumed as part of the Altra Transaction.

The following table presents selected financial information and statistics as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	$1,143.3	$688.5
Trade Receivables, Net	1,028.3	797.4
Inventories	1,732.5	1,336.9
Working Capital	2,703.3	1,998.3
Current Ratio	2.9:1	3.0:1

As of March 31, 2023, $668.2 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations and the available capacity under the revolver. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of March 31, 2023, we have repatriated approximately $420 million of foreign cash in fiscal 2023 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in fiscal 2023.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.
Financing Agreement
During the three months ended March 31, 2023, the Company made the following updates to its financing agreements primarily in connection with the Altra Transaction:

•Issued Senior Notes on January 24, 2023 and received $4,647.0 million in net proceeds
•Incurred additional term loans under the Term Facility of $840.0 million on March 27, 2023
•Increased the commitments under the Multicurrency Revolving Facility by $570.0 million on March 27, 2023
•Assumed the Altra Notes of $18.1 million
•Repaid in full the Private Placement Notes of $500.0 million

The Company will incur significant incremental interest expense as a result of the debt issuances above. The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time.

As of March 31, 2023, the Company had no standby letters of credit issued under the Multicurrency Revolver Facility, and $870.0 million of available borrowing capacity. For the three months ended March 31, 2023 and March 31, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $580.6 million and $773.7 million, respectively, and the weighted average interest rate was 5.8% and 1.7%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

See Note 7 - Debt and Bank Credit Facilities and Note 3 – Acquisitions and Divestitures for more information.

Critical Accounting Estimates
Our critical accounting policies and estimates, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, have not materially changed since that report was filed.

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
Generally, hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other comprehensive Income (Loss) (“AOCI”) in each accounting period. An ineffective portion of the hedges change in fair value, if any, is recorded in earnings in the period of change.

Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of March 31, 2023, excluding the impact of interest rate swaps, we had $4,800.3 million of fixed rate debt and $2,545.8 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of March 31, 2023 would result in a $14.7 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of March 31, 2023 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$4.3
As of March 31, 2023 and December 31, 2022, a $4.3 million and $7.9 million interest rate swap asset was included in Other Noncurrent Assets, respectively. There was an unrealized gain of $13.2 million (a $10.0 million gain on the terminated swaps and a $3.2 million gain on the active swaps) and $17.0 million, net of tax, as of March 31, 2023 and December 31, 2022, respectively, that was recorded in AOCI for the effective portion of the hedges.
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
As of March 31, 2023, derivative currency assets (liabilities) of $22.8 million, $2.0 million, $(2.5) million and $(0.1) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of December 31, 2022, derivative currency assets (liabilities) of $13.0 million, $0.9 million and $(4.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $16.4 million net of tax, and $6.3 million net of tax, as of March 31, 2023 and December 31, 2022 respectively, were recorded in AOCI. As of March 31, 2023 and December 31, 2022, we had $9.1 million and $5.3 million, respectively, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2023:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$251.4	$(1.1)	$25.1	$(25.1)
Mexican Peso	189.1	23.2	18.9	(18.9)
Euro	342.3	0.8	34.2	(34.2)
Indian Rupee	44.2	(0.6)	4.4	(4.4)
British Pound	6.0	—	0.6	(0.6)
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
Derivative commodity assets (liabilities) of $2.3 million, $0.4 million, $(3.4) million and $(0.1) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities as of March 31, 2023. Derivative commodity assets (liabilities) of $0.9 million, $0.3 million and $(10.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2022. The unrealized loss on the effective portion of the hedges of $0.6 million net of tax and the unrealized loss on the effective portion of the hedges of $6.9 million net of tax, as of March 31, 2023 and December 31, 2022, respectively, was recorded in AOCI. As of March 31, 2023, we had $2.7 million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 31, 2022, there was an additional $4.4 million, net of tax, derivative commodity loss on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2023:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$67.4	$(0.6)	$6.7	$(6.7)
Aluminum	2.3	(0.3)	0.2	(0.2)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance of $35.4 million of gains as of March 31, 2023 includes $24.2 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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
As discusssed above, on March 27, 2023, we completed the Altra Transaction. As part of our ongoing integration of Altra, we continue to incorporate our controls and procedures into Altra operations and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference. See also Note 12 - Contingencies for more information.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. These risks and uncertainties have not changed materially from those reported in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header "Cautionary Statement" contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended March 31, 2023, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock available to be purchased as of March 31, 2023 is $195.0 million.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated January 24, 2023, between Regal Rexnord Corporation, the Guarantors (as defined therein) and U.S. Bank Trust Company, National Association, as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2023].

4.2	Form of Note [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2023].

4.3
Registration Rights Agreement, dated January 24, 2023, between Regal Rexnord Corporation, the Regal Guarantors (as defined therein) and J.P. Morgan Securities LLC as representative of the several initial purchasers listed in Schedule 1 to the purchase agreement relating to the Notes [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2023].

10.1	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan [Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on March 27, 2023].

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2023

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: May 9, 2023