Form 10-Q
period 2023-06-30
REGAL REXNORD CORP
filed 2023-08-04
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On August 1, 2023 the registrant had outstanding 66,311,371 shares of common stock, $0.01 par value per share.

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
•operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Altra Transaction or the Company's merger with the Rexnord PMC business;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Sales	$1,768.6	$1,349.4	$2,992.7	$2,647.9
Cost of Sales	1,204.8	915.9	2,030.8	1,792.5
Gross Profit	563.8	433.5	961.9	855.4
Operating Expenses	412.2	238.6	741.4	490.6
Income from Operations	151.6	194.9	220.5	364.8
Interest Expense	116.4	13.4	211.8	22.4
Interest Income	(5.1)	(0.8)	(37.0)	(1.9)
Other Income, Net	(2.8)	(1.5)	(4.2)	(2.8)
Income before Taxes	43.1	183.8	49.9	347.1
Provision for Income Taxes	9.9	40.6	22.2	76.8
Net Income	33.2	143.2	27.7	270.3
Less: Net Income Attributable to Noncontrolling Interests	1.1	1.2	1.5	2.7
Net Income Attributable to Regal Rexnord Corporation	$32.1	$142.0	$26.2	$267.6
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.48	$2.13	$0.40	$3.99
Assuming Dilution	$0.48	$2.12	$0.39	$3.96
Weighted Average Number of Shares Outstanding:
Basic	66.3	66.8	66.2	67.1
Assuming Dilution	66.6	67.1	66.6	67.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$33.2	$143.2	$27.7	$270.3
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(30.5)	(120.8)	4.0	(121.2)
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $1.2 million and $(10.5) million for the Three Months Ended June 30, 2023 and June 30, 2022 and $6.5 million and $(2.2) million for the Six Months Ended June 30, 2023 and June 30, 2022, Respectively	3.7	(32.9)	20.5	(6.8)
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $(0.2) million and $(1.5) million for the Three Months Ended June 30, 2023 and June 30, 2022 and $0.2 million and $(3.5) million for the Six Months Ended June 30, 2023 and June 30, 2022, Respectively	(0.5)	(5.3)	0.8	(11.3)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $(0.2) million and $0.1 million for the Three Months Ended June 30, 2023 and June 30, 2022 and $(0.3) million and $0.1 million for the Six Months Ended June 30, 2023 and June 30, 2022, Respectively	(0.4)	0.1	(0.8)	0.3
Other Comprehensive (Loss) Income	(27.7)	(158.9)	24.5	(139.0)
Comprehensive Income (Loss)	5.5	(15.7)	52.2	131.3
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(0.1)	(1.1)	0.6	0.8
Comprehensive Income (Loss) Attributable to Regal Rexnord Corporation	$5.6	$(14.6)	$51.6	$130.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$659.6	$688.5
Trade Receivables, Less Allowances of $26.4 million and $30.9 million in 2023 and 2022, Respectively	1,013.9	797.4
Inventories	1,576.1	1,336.9
Prepaid Expenses and Other Current Assets	224.3	150.9
Deferred Financing Fees	—	17.0
Assets Held for Sale	1.1	9.8
Total Current Assets	3,475.0	3,000.5
Net Property, Plant and Equipment	1,204.8	807.0
Operating Lease Assets	188.0	110.9
Goodwill	6,618.9	4,018.8
Intangible Assets, Net of Amortization	4,239.7	2,229.9
Deferred Income Tax Benefits	50.4	43.9
Other Noncurrent Assets	81.0	57.9
Total Assets	$15,857.8	$10,268.9
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$678.5	$497.7
Dividends Payable	23.2	23.2
Accrued Compensation and Employee Benefits	183.1	141.1
Accrued Interest	91.9	5.2
Other Accrued Expenses	292.7	274.8
Current Operating Lease Liabilities	39.1	26.4
Current Maturities of Long-Term Debt	72.6	33.8
Total Current Liabilities	1,381.1	1,002.2
Long-Term Debt	6,609.7	1,989.7
Deferred Income Taxes	1,083.2	591.9
Pension and Other Post Retirement Benefits	112.9	97.6
Noncurrent Operating Lease Liabilities	145.1	88.1
Other Noncurrent Liabilities	88.9	76.8
Contingencies (see Note 12 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 million Shares Authorized, 66.3 million and 66.2 million Shares Issued and Outstanding for 2023 and 2022, Respectively	0.7	0.7
Additional Paid-In Capital	4,626.5	4,609.6
Retained Earnings	2,109.8	2,130.0
Accumulated Other Comprehensive Loss	(326.7)	(352.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,410.3	6,388.2
Noncontrolling Interests	26.6	34.4
Total Equity	6,436.9	6,422.6
Total Liabilities and Equity	$15,857.8	$10,268.9
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
March 31, 2023	$0.7	$4,619.2	$2,100.9	$(300.2)	$35.1	$6,455.7
Net Income	—	—	32.1	—	1.1	33.2
Other Comprehensive Loss	—	—	—	(26.5)	(1.2)	(27.7)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)			(23.2)
Stock Options Exercised	—	(0.7)	—	—		(0.7)
Replacement Equity-Based Awards Granted	—	(6.5)	—	—		(6.5)
Share-Based Compensation	—	14.5	—	—		14.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(8.4)	(8.4)
June 30, 2023	$0.7	$4,626.5	$2,109.8	$(326.7)	$26.6	$6,436.9

March 31, 2022	$0.7	$4,631.1	$1,927.5	$(175.6)	$40.1	$6,423.8
Net Income	—	—	142.0	—	1.2	143.2
Other Comprehensive Loss	—	—	—	(156.6)	(2.3)	(158.9)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(4.3)	—	—	—	(4.3)
Stock Repurchase	—	(20.1)	(49.7)	—	—	(69.8)
Share-Based Compensation	—	4.9	—	—	—	4.9
June 30, 2022	$0.7	$4,611.6	$1,996.6	$(332.2)	$39.0	$6,315.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net Income	—	—	26.2	—	1.5	27.7
Other Comprehensive Income (Loss)	—	—	—	25.4	(0.9)	24.5
Dividends Declared ($0.70 Per Share)	—	—	(46.4)	—	—	(46.4)
Stock Options Exercised	—	(8.2)	—	—	—	(8.2)
Replacement Equity-Based Awards Granted	—	4.6	—	—	—	4.6
Share-Based Compensation	—	20.5	—	—	—	20.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(8.4)	(8.4)
June 30, 2023	$0.7	$4,626.5	$2,109.8	$(326.7)	$26.6	$6,436.9

January 1, 2022	0.7	4,651.8	1,912.6	(195.1)	38.2	6,408.2
Net Income	—	—	267.6	—	2.7	270.3
Other Comprehensive Loss	—	—	—	(137.1)	(1.9)	(139.0)
Dividends Declared ($0.68 Per Share)	—	—	(45.3)	—	—	(45.3)
Stock Options Exercised	—	(5.7)	—	—	—	(5.7)
Stock Repurchase	—	(45.7)	(138.3)	—	—	(184.0)
Share-Based Compensation	—	11.2	—	—	—	11.2
June 30, 2022	$0.7	$4,611.6	$1,996.6	$(332.2)	$39.0	$6,315.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27.7	$270.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	77.8	62.5
Amortization	135.7	93.8
Noncash Lease Expense	19.7	20.6
Share-Based Compensation Expense	36.2	11.2
Financing Fee Expense	26.9	1.4
Benefit from Deferred Income Taxes	(54.2)	(41.0)
Other Non-Cash Changes	5.7	(1.7)
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	42.4	(90.2)
Inventories	154.7	(222.8)
Accounts Payable	(4.3)	(17.5)
Other Assets and Liabilities	(141.0)	18.3
Net Cash Provided by Operating Activities	327.3	104.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(63.5)	(32.6)
Proceeds Received from Sales of Property, Plant and Equipment	6.1	5.5
Business Acquisitions, Net of Cash Acquired	(4,870.2)	(35.0)
Net Cash Used in Investing Activities	(4,927.6)	(62.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,412.3	1,521.5
Repayments Under Revolving Credit Facility	(1,726.3)	(1,698.2)
Proceeds from Short-Term Borrowings	29.1	6.0
Repayments of Short-Term Borrowings	(32.8)	(8.0)
Proceeds from Long-Term Borrowings	5,532.9	1,536.8
Repayments of Long-Term Borrowings	(536.5)	(1,108.4)
Dividends Paid to Shareholders	(46.4)	(44.3)
Shares Surrendered for Taxes	(9.2)	(8.1)
Proceeds from the Exercise of Stock Options	1.5	3.4
Repurchase of Common Stock	—	(184.0)
Distributions to Noncontrolling Interests	(8.4)	—
Financing Fees Paid	(51.1)	(6.5)
Net Cash Provided By Financing Activities	4,565.1	10.2
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6.3	(23.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(28.9)	29.7
Cash and Cash Equivalents at Beginning of Period	688.5	672.8
Cash and Cash Equivalents at End of Period	$659.6	$702.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$99.5	$20.0
Income taxes	$116.9	$96.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2022, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and June 30, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2023.
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
Effective during the first quarter of 2023, in conjunction with the Altra Transaction (as defined in Note 3 - Acquisitions and Divestitures), the Company realigned its four operating segments with the change to its management structure and operating model following the Altra Transaction. The new operating and reportable segments are: Industrial Powertrain Solutions (IPS), Power Efficiency Solutions (PES), Automation & Motion Control (AMC) and Industrial Systems. Prior period financial information has been reclassified to reflect these new reportable segments. See Note 6 - Segment Information for further information. The results of operations of Altra for the period from the acquisition date to March 31, 2023 were immaterial and are reflected in the Company’s results for the quarter ended June 30, 2023.

Reclassifications

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Cash Flows to conform to the presentation used for the six months ended June 30, 2023. Depreciation and Amortization were reclassified from Depreciation and Amortization and presented individually in the Condensed Consolidated Statements of Cash Flows. Benefit from Deferred Income Taxes, Receivables, Inventories, Accounts Payable, and Other Assets and Liabilities were reclassified from Change in Operating Assets and Liabilities and presented individually in the Condensed Consolidated Statements of Cash Flows.

New Accounting Standards Adopted in 2023

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this new accounting guidance during the first quarter of 2023. See Note 2 - Other Financial Information.

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
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
June 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$491.0	$359.2	$310.2	$69.8	$1,230.2
Asia	51.9	44.9	26.6	40.8	164.2
Europe	120.7	41.8	107.1	15.5	285.1
Rest-of-World	35.1	14.2	29.2	10.6	89.1
Total	$698.7	$460.1	$473.1	$136.7	$1,768.6

June 30, 2022	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$295.7	$465.0	$148.2	$75.6	$984.5
Asia	33.1	54.6	5.3	37.6	130.6
Europe	62.7	48.0	40.2	13.3	164.2
Rest-of-World	30.6	27.8	0.4	11.3	70.1
Total	$422.1	$595.4	$194.1	$137.8	$1,349.4

	Six Months Ended
June 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$784.2	$726.6	$452.0	$143.5	$2,106.3
Asia	68.4	88.7	28.0	77.5	262.6
Europe	173.5	84.5	150.9	31.1	440.0
Rest-of-World	87.0	29.8	45.4	21.6	183.8
Total	$1,113.1	$929.6	$676.3	$273.7	$2,992.7

June 30, 2022	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$586.0	$909.4	$280.3	$144.1	$1,919.8
Asia	64.3	105.0	8.5	77.0	254.8
Europe	120.3	94.3	80.7	25.6	320.9
Rest-of-World	67.8	53.9	8.9	21.8	152.4
Total	$838.4	$1,162.6	$378.4	$268.5	$2,647.9
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

Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	June 30, 2023	December 31, 2022
Raw Material and Work in Process	66.2%	57.0%
Finished Goods and Purchased Parts	33.8%	43.0%

Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	June 30, 2023	December 31, 2022
Land and Improvements		$157.6	$103.4
Buildings and Improvements	3 - 50	531.9	401.7
Machinery and Equipment	3 - 15	1,387.0	1,111.3
Property, Plant and Equipment		2,076.5	1,616.4
Less: Accumulated Depreciation		(871.7)	(809.4)
Net Property, Plant and Equipment		$1,204.8	$807.0

Supplier Finance Program
The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $73.1 million and $69.9 million as of June 30, 2023 and December 31, 2022, respectively.

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

The preliminary purchase price for the acquisition of Altra was approximately $5.1 billion, subject to the finalization of purchase accounting.

The preliminary purchase price of Altra consisted of the following:

As of June 30, 2023
Cash paid for outstanding Altra Common Stock(1)	$4,051.0
Stock based compensation(2)	23.1
Payment of Altra debt(3)	1,061.0
Pre-existing relationships(4)	(0.5)
Preliminary purchase price	$5,134.6

(1) Cash paid for the common stock component of the preliminary purchase price was based on 65.3 million shares of outstanding Altra Common Stock as of March 27, 2023 at $62.00 per share, in accordance with the Altra Merger Agreement.

(2) Represents fair value of replacement equity-based awards and Company common stock issued in settlement of other Altra share based awards. The portion of the fair value attributable to pre-acquisition service was recorded as part of the consideration transferred in the Altra Transaction of which $17.3 million was paid in cash during the second quarter of 2023.

(3) Cash paid by the Company to settle (a) the term loan facility, (b) the revolving credit facility and (c) 95.28% of the 6.125% senior notes due 2026 of Stevens Holding Company, Inc., a wholly owned subsidiary of Altra (the "Altra Notes"). $18.1 million of the Altra Notes remained outstanding following the closing of the Altra Transaction. See Note 7 - Debt and Bank Credit Facilities for more information.

(4) Represents effective settlement of outstanding payables and receivables between the Company and Altra. No gain or loss was recognized on this settlement

Purchase Price Allocation

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

Due to the timing of the Altra Transaction and the nature of the net assets acquired, as of June 30, 2023, the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2023. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of valuation assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value and subsequent measurement period adjustments of the assets acquired and liabilities assumed were as follows:

	As Reported as of March 31, 2023	Measurement period adjustments	As of June 30, 2023

Cash and Cash Equivalents	$259.1	$—	$259.1
Trade Receivables	258.1	(0.1)	258.0
Inventories	436.4	(48.8)	387.6
Prepaid Expenses and Other Current Assets	33.0	—	33.0
Property, Plant and Equipment	411.8	2.8	414.6
Intangible Assets	2,224.0	(82.0)	2,142.0
Deferred Income Tax Benefits	0.7	1.3	2.0
Operating Lease Assets	42.3	4.5	46.8
Other Noncurrent Assets	21.6	0.2	21.8
Accounts Payable	(183.2)	—	(183.2)
Accrued Compensation and Benefits	(66.1)	—	(66.1)
Other Accrued Expenses(1)	(145.7)	0.6	(145.1)
Current Operating Lease Liabilities	(12.5)	0.2	(12.3)
Current Maturities of Long-Term Debt	(0.4)	—	(0.4)
Long-Term Debt	(25.3)	—	(25.3)
Deferred Income Taxes	(560.7)	25.0	(535.7)
Pension and Other Post Retirement Benefits	(19.8)	—	(19.8)
Noncurrent Operating Lease Liabilities	(29.7)	0.7	(29.0)
Other Noncurrent Liabilities	(8.3)	—	(8.3)
Total Identifiable Net Assets	2,635.3	(95.6)	2,539.7
Goodwill	2,499.3	$95.6	$2,594.9
Preliminary purchase price	$5,134.6	$—	$5,134.6

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

Property, Plant and Equipment

The preliminary fair value of Property, Plant, and Equipment was determined using either the cost approach, which relies on an estimate of replacement costs of the new assets and estimated accrued depreciation, or the market approach.

Identifiable Intangible Assets

The preliminary fair value and weighted average useful life of the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Useful Life (Years)
Customer Relationships(1)	$1,710.0	14.0
Trademarks(2)	330.0	10.0
Technology(3)	102.0	13.0
Total Identifiable Intangible Assets	$2,142.0

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

Deferred Income Tax Assets and Liabilities

The acquisition was structured as a merger, and therefore the Company assumed the historical tax basis of Altra’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 10 - Income Taxes for further information related to income taxes.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)

The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities, as it was determined that carrying values represented the fair value of those items at the acquisition date. Accounts receivable reflect the best estimate at the acquisition date of the contractual cash flows expected to be collected.

Goodwill

The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Altra. The goodwill created in the acquisition is not expected to be deductible for tax purposes.

Transaction Costs

The Company incurred transaction-related costs in connection with the Altra Transaction of approximately $9.5 million and $75.0 million during the three and six months ended June 30, 2023, respectively, which include legal and professional services and certain employee compensation costs, including severance, that were recognized as Operating expenses in the Company's Condensed Consolidated Statements of Income. There were no transaction-related costs in connection with the Altra Transaction recognized during the three and six months ended June 30, 2022. During the year ended December 31, 2022 the Company incurred $14.7 million of costs related to the Altra Transaction.

The Company also incurred $15.7 million of share-based compensation expense during the first quarter of 2023 related to the accelerated vesting of awards for certain former Altra employees. See Note 9 – Shareholders' Equity for additional information.

In connection with the Altra Transaction, the Company incurred additional costs due to the entry into certain financing arrangements. Such financing arrangements are described in Note 7 – Debt and Bank Credit Facilities.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company's financial results for the three and six months ended June 30, 2023 and June 30, 2022, respectively, as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's fiscal year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $9.5 million and $90.7 million for the three and six months ended June 30, 2023, respectively, and increased expenses by $8.6 million and $108.7 million for the three and six months ended June 30, 2022, respectively, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $44.1 million for the three and six months ended June 30, 2023, respectively, and increased expenses by $7.4 million and $51.5 million for the three and six months ended June 30, 2022, respectively, and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Sales	$1,768.6	$1,847.5	$3,443.8	$3,657.7
Net Income Attributable to Regal Rexnord Corporation	$77.2	$69.8	$127.8	$13.7
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.16	$1.05	$1.93	$0.20
Assuming Dilution	$1.16	$1.04	$1.92	$0.20

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended
June 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$35.4	$(13.7)	$(321.9)	$(300.2)
Other Comprehensive Income (Loss) before Reclassifications	4.9	—	(29.3)	(24.4)
Tax Impact	(1.2)	—	—	(1.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.7)	(0.6)	—	(1.3)
Tax Impact	0.2	0.2	—	0.4
Net Current Period Other Comprehensive Income (Loss)	3.2	(0.4)	(29.3)	(26.5)
Ending Balance	$38.6	$(14.1)	$(351.2)	$(326.7)

June 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$41.1	$(13.9)	$(202.8)	$(175.6)
Other Comprehensive (Loss) Income before Reclassifications	(43.4)	0.3	(118.8)	(161.9)
Tax Impact	10.5	—	—	10.5
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(6.8)	0.2	—	(6.6)
Tax Impact	1.5	(0.1)		1.4
Net Current Period Other Comprehensive (Loss) Income	(38.2)	0.4	(118.8)	(156.6)
Ending Balance	$2.9	$(13.5)	$(321.6)	$(332.2)

	Six Months Ended
June 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income before Reclassifications	27.0	—	4.9	31.9
Tax Impact	(6.5)	—	—	(6.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1.0	(1.1)	—	(0.1)
Tax Impact	(0.2)	0.3	—	0.1
Net Current Period Other Comprehensive Income (Loss)	21.3	(0.8)	4.9	25.4
Ending Balance	$38.6	$(14.1)	$(351.2)	$(326.7)

June 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$21.0	$(14.3)	$(201.8)	$(195.1)
Other Comprehensive (Loss) Income before Reclassifications	(9.0)	0.5	(119.8)	(128.3)
Tax Impact	2.2	—	—	2.2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(14.8)	0.4	—	(14.4)
Tax Impact	3.5	(0.1)	—	3.4
Net Current Period Other Comprehensive (Loss) Income	(18.1)	0.8	(119.8)	(137.1)
Ending Balance	$2.9	$(13.5)	$(321.6)	$(332.2)

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

The following table presents changes to goodwill during the six months ended June 30, 2023:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
Balance as of December 31, 2022	$4,018.8	$2,290.0	$752.3	$865.0	$111.5
Acquisitions	2,594.9	1,423.5	—	1,171.4	—
Translation Adjustments	5.2	7.8	0.3	(3.1)	0.2
Balance as of June 30, 2023	$6,618.9	$3,721.3	$752.6	$2,033.3	$111.7

Cumulative Goodwill Impairment Charges	$328.7	$18.1	$200.4	$5.1	$105.1
Intangible Assets
The following table presents intangible assets including those acquired in the Altra Transaction (see Note 3 - Acquisitions and Divestitures for more information):

		June 30, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$4,055.1	$648.9	$3,406.2	$2,321.4	$532.0	$1,789.4
Technology	13	311.5	98.5	213.0	246.2	125.0	121.2
Trademarks	10	714.4	93.9	620.5	392.7	73.4	319.3
Total Intangibles		$5,081.0	$841.3	$4,239.7	$2,960.3	$730.4	$2,229.9

Amortization expense recorded for the three and six months ended June 30, 2023 was $89.4 million and $135.7 million, respectively. Amortization expense recorded for the three and six months ended June 30, 2022 was $46.5 million and $93.8 million, respectively. Amortization expense for fiscal year 2023 is estimated to be $312.1 million.
The following table presents future estimated annual amortization expense for intangible assets:

Year	Estimated Amortization
2024	$349.9
2025	347.9
2026	344.4
2027	343.7
2028	343.7

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
The following sets forth certain financial information attributable to the Company's operating segments, recast as described above, for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended
June 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$698.7	$460.1	$473.1	$136.7	$—	$1,768.6
Intersegment Sales	4.4	3.5	5.9	0.7	(14.5)	—
Total Sales	703.1	463.6	479.0	137.4	(14.5)	1,768.6
Gross Profit	224.4	133.8	176.2	29.4	—	563.8
Operating Expenses	184.2	74.0	127.6	26.4	—	412.2
Total Operating Expenses	184.2	74.0	127.6	26.4	—	412.2
Income from Operations	40.2	59.8	48.6	3.0	—	151.6
Depreciation and Amortization	74.4	11.8	47.6	3.2	—	137.0
Capital Expenditures	19.7	8.4	14.3	2.4	—	44.8

June 30, 2022
External Sales	$422.1	$595.4	$194.1	$137.8	$—	$1,349.4
Intersegment Sales	1.8	2.2	1.7	0.5	(6.2)	—
Total Sales	423.9	597.6	195.8	138.3	(6.2)	1,349.4
Gross Profit	167.7	156.7	70.6	38.5	—	433.5
Operating Expenses	98.9	70.7	48.4	20.6	—	238.6
Total Operating Expenses	98.9	70.7	48.4	20.6	—	238.6
Income from Operations	68.8	86.0	22.2	17.9	—	194.9
Depreciation and Amortization	44.1	11.8	18.9	3.6	—	78.4
Capital Expenditures	5.0	9.8	1.7	2.7	—	19.2

	Six Months Ended
June 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$1,113.1	$929.6	$676.3	$273.7	$—	$2,992.7
Intersegment Sales	7.9	7.7	11.1	1.4	(28.1)	—
Total Sales	1,121.0	937.3	687.4	275.1	(28.1)	2,992.7
Gross Profit	401.8	251.5	251.6	57.0	—	961.9
Operating Expenses	335.7	146.3	208.2	51.2	—	741.4
Total Operating Expenses	335.7	146.3	208.2	51.2	—	741.4
Income from Operations	66.1	105.2	43.4	5.8	—	220.5
Depreciation and Amortization	116.0	23.5	67.3	6.7	—	213.5
Capital Expenditures	25.1	17.1	17.4	3.9	—	63.5

June 30, 2022
External Sales	$838.4	$1,162.6	$378.4	$268.5	$—	$2,647.9
Intersegment Sales	3.4	5.1	5.1	1.0	(14.6)	—
Total Sales	841.8	1,167.7	383.5	269.5	(14.6)	2,647.9
Gross Profit	322.0	334.2	133.6	65.6	—	855.4
Operating Expenses	206.9	143.8	99.1	40.8	—	490.6
Total Operating Expenses	206.9	143.8	99.1	40.8	—	490.6
Income from Operations	115.1	190.4	34.5	24.8	—	364.8
Depreciation and Amortization	86.7	23.9	38.6	7.1	—	156.3
Capital Expenditures	7.5	17.7	3.3	4.1	—	32.6

The following table presents identifiable assets information attributable to the Company's operating segments, recast as described above, as of June 30, 2023 and December 31, 2022:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of June 30, 2023	$8,139.0	$2,055.2	$4,980.8	$682.8	$15,857.8
Identifiable Assets as of December 31, 2022	5,028.5	2,234.1	2,202.2	804.1	10,268.9

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Senior Notes	$4,700.0	$—
Term Facility	1,341.5	536.3
Private Placement Notes	—	500.0
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	115.0	429.0
Altra Notes	18.1	—
Other	79.6	76.7
Less: Debt Issuance Costs	(58.7)	(5.3)
Total	6,682.3	2,023.5
Less: Current Maturities	72.6	33.8
Long-Term Debt	$6,609.7	$1,989.7
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

Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin. The weighted average interest rate on the Term Facility for the three months ended June 30, 2023 and June 30, 2022 was 7.1% and 2.1%, respectively. The weighted average interest rate on the Term Facility for the six months ended June 30, 2023 and June 30, 2022 was 6.8% and 1.7%, respectively. The weighted average interest rate on the Land Term Facility for the three months ended June 30, 2023 and June 30, 2022 was 7.1% and 2.1%, respectively. The weighted average interest rate on the Land Term Facility for the six months ended June 30, 2023 and June 30, 2022 was 6.5% and 1.7%, respectively.

The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and be applied to the next payment due. The Land Term Facility has no required amortization.
As of June 30, 2023, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,455.0 million of available borrowing capacity. For the three months ended June 30, 2023 and June 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $425.2 million and $730.0 million, respectively, and the weighted average interest rate was 6.7% and 2.1%, respectively. For the six months ended June 30, 2023 and June 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $464.7 million and $765.2 million, respectively, and the weighted average interest rate was 6.4% and 1.7%, respectively. The Company paid a non-use fee of 0.3% as of June 30, 2023 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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
Bridge Facility

In connection with the Altra Transaction, on October 26, 2022, the Company entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. committed to provide the Company approximately $5,500.0 million in aggregate principal amount of senior bridge loans under a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) to, among other things, fund, in part, the Altra Transaction. The Bridge Facility was terminated upon issuance of the Senior Notes in January 2023. The Company paid $27.5 million in Bridge Facility fees in fiscal 2022, of which $10.5 million were recognized in Interest Expense in the fourth quarter of 2022 and zero and $17.0 million were recognized in Interest Expense during the three and six months ended June 30, 2023, respectively.

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

Prior to the consummation of the Altra Transaction, the Company used a portion of the proceeds to repay the outstanding borrowings under the Multicurrency Revolving Facility in January 2023 and invested the remaining net proceeds of approximately $3.6 billion in interest bearing accounts. The Company recognized zero and $29.4 million in Interest Income during the three and six months ended June 30, 2023, respectively.

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

Compliance with Financial Covenants
The Credit Agreement, Senior Notes, and Altra Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants contained in the Credit Agreement as of June 30, 2023.
Other Notes Payable

These amounts consist of finance leases as well as certain long-term fixed rate term loans entered into by subsidiaries in Europe that are generally secured by the local property, plant and equipment. The weighted average interest rate on other notes payable for the three months ended June 30, 2023 and June 30, 2022 were 4.9% and 5.1%, respectively. The weighted average interest rate on other notes payable for the six months ended June 30, 2023 and June 30, 2022 were 4.9% and 5.1%, respectively.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Company's total debt was $6,662.3 million and $1,926.6 million as of June 30, 2023 and December 31, 2022, respectively.

Maturities of long-term debt outstanding as of June 30, 2023, excluding debt issuance costs, are as follows:

Year	Amount of Maturity
2023	$36.7
2024	73.3
2025	73.5
2026	1,191.6
2027	1,704.3
Thereafter	3,661.6
Total	$6,741.0

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service Cost	$0.6	$0.5	$0.9	$0.8
Interest Cost	5.7	3.5	11.3	7.1
Expected Return on Plan Assets	(6.7)	(5.2)	(13.4)	(10.3)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.6)	0.2	(1.1)	0.4
Net Periodic Benefit Income	$(1.0)	$(1.0)	$(2.3)	$(2.0)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended June 30, 2023 and June 30, 2022, the Company contributed $2.0 million and $1.3 million, respectively, to post retirement plans. For the six months ended June 30, 2023 and June 30, 2022, the Company contributed $3.5 million and $3.0 million, respectively. The Company expects to make total contributions of $6.5 million in 2023. The Company contributed a total of $8.3 million in fiscal 2022.
For the three months ended June 30, 2023 and June 30, 2022, the Company contributed $11.3 million and $6.4 million, respectively, to defined contribution plans. For the six months ended June 30, 2023 and June 30, 2022, the Company contributed $17.5 million and $12.3 million, respectively.

In connection with the Altra Transaction, $30.5 million of plan benefit obligations and $13.8 million of plan assets included in the Altra business were transferred to the Company on March 27, 2023.

9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company recognized approximately $14.5 million and $4.9 million in share-based compensation expense for the three months ended June 30, 2023 and June 30, 2022, respectively, and approximately $36.2 million and $11.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The $36.2 million includes $15.7 million related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $2.5 million and $1.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $3.7 million and $2.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the six months ended June 30, 2023, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs[1]	147,174	$54.96
Restricted Stock Awards[1]	31,605	$134.57
Restricted Stock Units[1]	254,428	$141.90
Performance Share Units	58,945	$235.77
1 Certain outstanding equity-based awards held by employees of Altra that related to shares of Altra Common Stock were replaced by equity-based awards of the Company Common Stock with substantially similar terms and conditions. These awards include 32,419 options with a weighted-average grant date fair value of $57.64, 20,114 restricted stock awards with a weighted-average grant date fair value of $138.11 and 161,414 restricted stock units with a weighted-average grant date fair value of $135.50 issued as replacement awards for Altra unvested awards outstanding at close of the Altra Transaction on March 27, 2023.

10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2023 was 22.9% versus 22.1% for the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was 44.5% and 22.1%, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the same period in the prior year primarily driven by costs associated with the Altra acquisition. The effective tax rate for the six months ended June 30, 2023 was higher than the same period in the prior year primarily driven by non-deductible transaction costs associated with the Altra Transaction and withholding taxes resulting from foreign cash repatriation.
As of June 30, 2023 and December 31, 2022, the Company had approximately $9.1 million and $5.7 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $1.1 million and $1.2 million of accrued interest as of June 30, 2023 and December 31, 2022, respectively.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.5 million and 0.4 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The amount of the anti-dilutive shares were 0.4 million and 0.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Denominator for Basic Earnings Per Share	66.3	66.8	66.2	67.1
Effect of Dilutive Securities	0.3	0.3	0.4	0.4
Denominator for Diluted Earnings Per Share	66.6	67.1	66.6	67.5

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

•Multiple lawsuits (with approximately 404 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business' Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company's insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
In connection with the Company's acquisition of the Rexnord PMC business, transaction documents related to the Rexnord PMC business’ acquisition of The Falk Corporation from Hamilton Sundstrand Corporation were assigned to Rexnord Industries, and provide Rexnord Industries with indemnification against certain product related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify Rexnord Industries with respect to asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning Balance	$41.5	$23.4	$28.8	$23.0
Less: Payments	(6.9)	(7.7)	(10.3)	(13.3)
Provisions	3.8	8.0	10.0	14.0
Acquisitions	—	—	9.8	—
Translation Adjustments	0.9	(0.3)	1.0	(0.3)
Ending Balance	$39.3	$23.4	$39.3	$23.4
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2023 or June 30, 2022.
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
As of June 30, 2023 and December 31, 2022, the Company had $17.8 million and $11.9 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company had the following currency forward contracts outstanding (notional amounts expressed in terms of the dollar value of the hedged currency with maturities extending through November 2024):

	June 30, 2023	December 31, 2022
Chinese Renminbi	$229.3	$173.8
Mexican Peso	176.3	215.2
Euro	298.9	159.6
Indian Rupee	49.2	33.1
Australian Dollar	3.0	—
Swedish Krona	6.9	—
British Pound	12.8	2.1
Czech Koruna	1.6	—

The Company had the following commodity forward contracts outstanding (with maturities extending through December 2024) to hedge forecasted purchases of commodities (notional amounts expressed in terms of the dollar value of the hedged item):

	June 30, 2023	December 31, 2022
Copper	$53.0	$89.4
Aluminum	2.2	4.0

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
Fair values of derivative instruments as of June 30, 2023 and December 31, 2022 were:

	June 30, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$9.9	$—	$—
Currency Contracts	23.2	2.1	4.1	0.3
Commodity Contracts	0.8	—	3.9	0.3
Not Designated as Hedging Instruments:
Currency Contracts	0.3	—	0.7	—
Commodity Contracts	—	—	0.2	—
Total Derivatives	$24.3	$12.0	$8.9	$0.6

	December 31, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$7.9	$—	$—
Currency Contracts	12.3	0.9	4.8	—
Commodity Contracts	0.9	0.3	10.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.7	—	—	—
Commodity Contracts	—	—	0.4	—
Total Derivatives	$13.9	$9.1	$15.4	$—

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended
	June 30, 2023				June 30, 2022
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$(5.3)	$4.4	$5.8	$4.9	$(35.6)	$(6.0)	$(1.8)	$(43.4)
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(2.8)	2.0	—	(0.8)	4.4	2.4	—	6.8
Gain Recognized in Interest Expense	—	—	1.5	1.5	—	—	—	—

	Six Months Ended
	June 30, 2023				June 30, 2022
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$0.2	$24.7	$2.1	$27.0	$(22.2)	$4.4	$8.8	$(9.0)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
(Loss) Gain Recognized in Cost of Sales	(7.8)	4.0	—	(3.8)	9.6	5.4	—	15.0
Gain (Loss) Recognized in Interest Expense	—	—	2.8	2.8	—	—	(0.3)	(0.3)

Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	June 30, 2023		June 30, 2022
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss recognized in Cost of Sales	$(0.1)	$—	$(1.2)	$—
(Loss) Gain recognized in Operating Expenses	—	(10.6)	—	3.5
	Six Months Ended
	June 30, 2023		June 30, 2022
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.1	$—	$(0.6)	$—
(Loss) Gain recognized in Operating Expenses	—	(12.5)	—	5.0

The AOCI balance related to hedging activities consists of a $38.6 million gain net of tax as of June 30, 2023 which includes $25.4 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of June 30, 2023 and December 31, 2022.

The following table presents the derivative assets and derivative liabilities presented on a net basis under enforceable master netting agreements:

	June 30, 2023
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$23.5	$(2.7)	$20.8
Derivative Commodity Contracts	0.8	(0.7)	0.1
Other Noncurrent Assets:
Derivative Currency Contracts	2.1	(0.1)	2.0
Other Accrued Expenses:
Derivative Currency Contracts	4.8	(2.7)	2.1
Derivative Commodity Contracts	4.1	(1.1)	3.0
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.3	(0.1)	0.2
Derivative Commodity Contracts	0.3	—	0.3

	December 31, 2022
	Gross Amounts as Presented in the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$(2.5)	$10.5
Derivative Commodity Contracts	0.9	(0.9)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	—	0.9
Derivative Commodity Contracts	0.3	—	0.3
Other Accrued Expenses:
Derivative Currency Contracts	4.8	(2.5)	2.3
Derivative Commodity Contracts	10.6	(0.9)	9.7

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 30, 2023 and December 31, 2022, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of June 30, 2023 and December 31, 2022.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$23.5	$13.0	Level 2
Derivative Commodity Contracts	0.8	0.9	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	13.0	6.4	Level 1
Derivative Currency Contracts	2.1	0.9	Level 2
Derivative Commodity Contracts	—	0.3	Level 2
Interest Rate Swap	9.9	7.9	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	4.8	4.8	Level 2
Derivative Commodity Contracts	4.1	10.6	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.3	—	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
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

15. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring-related costs on projects during the three and six months ended June 30, 2023 and June 30, 2022. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning Balance	$10.1	$14.5	$15.1	$5.0
Acquisition(1)	—	—	0.2	—
Provision	14.0	(1.0)	19.0	15.8
Less: Payments/ Other	5.8	7.1	16.0	14.4
Ending Balance	$18.3	$6.4	$18.3	$6.4

(1) Excludes $12.4 million of severance related to the Altra Transaction, which was paid in the second quarter 2023.

The following table presents a reconciliation of restructuring and restructuring-related costs for restructuring projects for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

	Three Months Ended
	June 30, 2023			June 30, 2022
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$7.4	$2.3	$9.7	$1.4	$(1.0)	$0.4
Facility Related Costs	2.1	0.2	2.3	(2.0)	0.1	(1.9)
Other Expenses	1.9	0.1	2.0	0.1	0.4	0.5
Total Restructuring Costs	$11.4	$2.6	$14.0	$(0.5)	$(0.5)	$(1.0)

	Six Months Ended
	June 30, 2023			June 30, 2022
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$9.7	$2.9	$12.6	$6.2	$2.6	$8.8
Facility Related Costs	3.0	0.2	3.2	6.0	0.5	6.5
Other Expenses	3.1	0.1	3.2	0.1	0.4	0.5
Total Restructuring Costs	$15.8	$3.2	$19.0	$12.3	$3.5	$15.8

The following table presents the allocation of restructuring and restructuring-related costs by segment for the three and six months ended June 30, 2023 and June 30, 2022:

Restructuring Costs - Three Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
June 30, 2023	$14.0	$2.0	$10.5	$1.0	$0.5
June 30, 2022	$(1.0)	$(4.9)	$0.7	$3.0	$0.2

Restructuring Costs - Six Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
June 30, 2023	$19.0	$1.6	$15.2	$1.5	$0.7
June 30, 2022	$15.8	$9.4	$1.7	$4.5	$0.2

The Company's current restructuring activities are expected to continue through 2023. The Company expects to record aggregate future charges of approximately $53 million during the second half of 2023. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

As previously disclosed, we are considering a full range of strategic alternatives for the Industrial Systems operating segment, which may result in potential non-cash impairment charges or losses if the business were to be divested. As of the date of this filing, our strategic review remains underway, and may or may not result in a decision to divest this portion of our business.

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

2023 Outlook
We continue to expect a low single digit percentage decline in organic sales and earnings per share for fiscal 2023. We expect benefits from merger and acquisition synergies, improving new product mix, ongoing 80/20 initiatives and various productivity initiatives to be more than offset by headwinds from lower volumes, material and non-material inflation, strategic growth investments, a higher tax rate, higher net interest expense and higher depreciation expense.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Sales:
Industrial Powertrain Solutions	$698.7	$422.1	$1,113.1	$838.4
Power Efficiency Solutions	460.1	595.4	929.6	1,162.6
Automation & Motion Control	473.1	194.1	676.3	378.4
Industrial Systems	136.7	137.8	273.7	268.5
Consolidated	$1,768.6	$1,349.4	$2,992.7	$2,647.9

Gross Profit as a Percent of Net Sales:
Industrial Powertrain Solutions	32.1%	39.7%	36.1%	38.4%
Power Efficiency Solutions	29.1%	26.3%	27.1%	28.7%
Automation & Motion Control	37.2%	36.4%	37.2%	35.3%
Industrial Systems	21.5%	27.9%	20.8%	24.4%
Consolidated	31.9%	32.1%	32.1%	32.3%

Operating Expenses as a Percent of Net Sales:
Industrial Powertrain Solutions	26.4%	23.4%	30.2%	24.7%
Power Efficiency Solutions	16.1%	11.9%	15.7%	12.4%
Automation & Motion Control	27.0%	24.9%	30.8%	26.2%
Industrial Systems	19.3%	14.9%	18.7%	15.2%
Consolidated	23.3%	17.7%	24.8%	18.5%

Income from Operations as a Percent of Net Sales:
Industrial Powertrain Solutions	5.8%	16.3%	5.9%	13.7%
Power Efficiency Solutions	13.0%	14.4%	11.3%	16.4%
Automation & Motion Control	10.3%	11.4%	6.4%	9.1%
Industrial Systems	2.2%	13.0%	2.1%	9.2%
Consolidated	8.6%	14.4%	7.4%	13.8%

Income from Operations	$151.6	$194.9	$220.5	$364.8
Interest Expense	116.4	13.4	211.8	22.4
Interest Income	(5.1)	(0.8)	(37.0)	(1.9)
Other Income, Net	(2.8)	(1.5)	(4.2)	(2.8)
Income before Taxes	43.1	183.8	49.9	347.1
Provision for Income Taxes	9.9	40.6	22.2	76.8
Net Income	33.2	143.2	27.7	270.3
Less: Net Income Attributable to Noncontrolling Interests	1.1	1.2	1.5	2.7
Net Income Attributable to Regal Rexnord Corporation	$32.1	$142.0	$26.2	$267.6

Three Months Ended June 30, 2023 Compared to June 30, 2022
Net sales increased $419.2 million or 31.1% for the second quarter 2023 compared to the second quarter 2022. The increase consisted of acquisition growth of 40.9%, offset by negative organic sales of 9.1% and negative foreign currency translation of 0.7%. The increase was primarily driven by the acquisition of Altra partially offset by lower net sales within the Power Efficiency Solutions segment. Gross profit increased $130.3 million or 30.1% for the second quarter 2023 as compared to the second quarter 2022. The increase in gross profit was driven by the acquisition of Altra partially offset by lower gross profit within the Power Efficiency Solutions and Industrial Systems segments and higher restructuring costs. Total operating expenses for the second quarter 2023 increased $173.6 million or 72.8% as compared to the second quarter 2022 primarily due to the acquisition of Altra, including transaction costs, and higher restructuring costs partially offset by higher derivative gains.
Industrial Powertrain Solutions segment net sales for the second quarter 2023 were $698.7 million, an increase of $276.6 million or 65.5% as compared to the second quarter 2022. The increase consisted of acquisition growth of 67.3% partially offset by negative organic sales of 1.4% and negative foreign currency translation of 0.4%. The increase was primarily driven by the acquisition of Altra. Gross profit increased $56.7 million or 33.8% as compared to the second quarter 2022. The increased gross profit was primarily driven by the acquisition of Altra partially offset by higher restructuring costs. Total operating expenses for the second quarter 2023 increased $85.3 million or 86.2% as compared to the second quarter 2022 primarily due to the acquisition of Altra, including transaction costs, and higher employee compensation and restructuring costs.
Power Efficiency Solutions segment net sales for the second quarter 2023 were $460.1 million, a decrease of $135.3 million or 22.7% as compared to the second quarter 2022. The decrease consisted of negative organic sales of 22.2% and negative foreign currency translation of 0.6%. The decrease was primarily driven by lower volumes primarily resulting from slowing market demand in the North America pool pump, residential and light commercial HVAC and general industrial market. Gross profit decreased $22.9 million or 14.6% as compared to the second quarter 2022. The decrease in gross profit was primarily driven by lower volumes, higher restructuring costs and labor inflation partially offset by lower freight costs and improved product mix. Total operating expenses for the second quarter 2023 increased by $3.3 million or 4.7% as compared to the second quarter 2022 primarily due to favorable foreign exchange gains in 2022.
Automation & Motion Control segment net sales were $473.1 million, an increase of $279.0 million or 143.7% as compared to the second quarter 2022. The increase consisted of acquisition growth of 137.7% and positive organic sales of 6.9%, offset by negative foreign currency translation of 0.8%. The increase was primarily due to the acquisition of Altra and price increases and share gains in aerospace and conveying. Gross profit increased $105.6 million or 149.6% compared to the second quarter 2022. The increase in gross profit was primarily driven by the acquisition of Altra and higher price realization partially offset by lower restructuring costs. Total operating expenses for the second quarter 2023 increased by $79.2 million or 163.6% as compared to the second quarter 2022 primarily due to the acquisition of Altra, including transaction costs.
Industrial Systems segment net sales for the second quarter 2023 were $136.7 million, a decrease of $1.1 million or 0.8% compared to second quarter 2022 . The decrease consisted of negative foreign currency translation of 2.0%, partially offset by positive organic sales of 1.2%. The decrease was primarily driven by decrease in demand for motors in North America and slowly recovering China markets partially offset by growth for motors in Europe and the Middle East and strength in global industrial generators. Gross profit for the second quarter 2023 decreased $9.1 million or 23.6%. The decrease was driven by foreign exchange losses. Total operating expenses for the second quarter 2023 increased $5.8 million as compared to the second quarter 2022 primarily due to increased employee compensation, commissions and foreign exchange losses.
Six Months Ended June 30, 2023 Compared to June 30, 2022
Net sales increased $344.8 million or 13.0% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase consisted of acquisition growth of 20.8%, offset by negative organic sales of 6.6% and negative foreign currency translation of 1.2%. The increase was primarily driven by the acquisition of Altra and price increases, partially offset by lower net sales within the Power Efficiency Solutions segment. Gross profit increased $106.5 million or 12.5% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in gross profit was driven by the acquisition of Altra, higher price realization and lower freight costs partially offset by lower gross profit within the Power Efficiency Solutions and Industrial Systems segments and higher restructuring costs. Total operating expenses for the six months ended June 30, 2023 increased $250.8 million or 51.1% as compared to the six months ended June 30, 2022 primarily due to the acquisition of Altra, including transaction costs, and higher employee compensation costs.
Industrial Powertrain Solutions segment net sales for the six months ended June 30, 2023 were $1,113.1 million, an increase of $274.7 million or 32.8% as compared to the six months ended June 30, 2022. The increase consisted of acquisition growth of 33.9%, offset by negative foreign currency translation of 1.1% and negative organic sales of 0.1%. The increase was primarily driven by the acquisition of Altra. Gross profit increased $79.8 million or 24.8% as compared to the six months ended June 30, 2022. The increased gross profit was primarily driven by the acquisition of Altra and lower freight and restructuring costs. Total operating expenses for the six months ended June 30, 2023 increased $128.8 million or 62.3% as compared to the six months ended June 30, 2022 primarily due to the acquisition of Altra, including transaction costs, and higher employee compensation costs.
Power Efficiency Solutions segment net sales for the six months ended June 30, 2023 were $929.6 million, a decrease of $233.0 million or 20.0% as compared to the six months ended June 30, 2022. The decrease consisted of negative organic sales of 19.1% and negative foreign currency translation of 0.9%. The decrease was primarily driven by lower volumes resulting from slowing market demand in the North America pool pump, residential and light commercial HVAC and general industrial markets. Gross profit decreased $82.7 million or 24.7% as compared to the six months ended June 30, 2022. The decrease in gross profit was primarily driven by lower volume, higher restructuring costs and labor inflation partially offset by lower freight costs and improved product mix. Total operating expenses for the six months ended June 30, 2023 increased $2.5 million or 1.7% as compared to the six months ended June 30, 2022 primarily due to favorable foreign exchange rates in 2022.
Automation & Motion Control segment net sales were $676.3 million, an increase of $297.9 million or 78.7% as compared to the six months ended June 30, 2022. The increase consisted of acquisition growth of 70.6% and positive organic sales of 9.2%, offset by negative foreign currency translation of 1.1%. The increase was primarily due to the acquisition of Altra and price increases and share gains in aerospace and conveying. Gross profit increased $118.0 million or 88.3% compared to the six months ended June 30, 2022. The increase in gross profit was primarily driven by the acquisition of Altra, higher price realization and lower restructuring costs. Total operating expenses for the six months ended June 30, 2023 increased $109.1 million as compared to the six months ended June 30, 2022 primarily due to the acquisition of Altra, including transaction costs, and higher employee compensation costs.
Industrial Systems segment net sales for the six months ended June 30, 2023 were $273.7 million, an increase of $5.2 million or 1.9% compared to six months ended June 30, 2022 net sales of $268.5 million. The increase consisted of positive organic sales of 4.5% partially offset by negative foreign currency translation of 2.6%. The increase was primarily driven by strength in demand for generators in North America and global industrial motors, partially offset by softening of the North America motors market. Gross profit for the six months ended June 30, 2023 decreased $8.6 million or 13.1%. The decrease was driven foreign exchange losses, partially offset by price realization. Total operating expenses for the six months ended June 30, 2023 increased $10.4 million as compared to the six months ended June 30, 2022 primarily due to increased employee compensation, commissions and foreign exchange losses.
The effective tax rate for the three months ended June 30, 2023 was 22.9% versus 22.1% for the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 44.5% versus 22.1% for the six months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was higher than the same period in the prior year primarily driven by costs associated with the Altra Transaction. The effective tax rate for the six months ended June 30, 2023 was higher than the same period in the prior year primarily driven by non-deductible transaction costs associated with the Altra Transaction and withholding taxes resulting from the cash repatriation of foreign earnings.

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

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Three Months Ended June 30, 2023	$698.7	$460.1	$473.1	$136.7	$1,768.6
Net Sales from Businesses Acquired	(284.1)	—	(267.3)	—	(551.4)
Impact from Foreign Currency Exchange Rates	1.5	3.3	1.6	2.7	9.1
Organic Sales for Three Months Ended June 30, 2023	$416.1	$463.4	$207.4	$139.4	$1,226.3

Organic Sales Growth for Three Months Ended June 30, 2023	(1.4)%	(22.2)%	6.9%	1.2%	(9.1)%
Acquisition Growth for Three Months ended June 30, 2023	67.3%	—%	137.7%	—%	40.9%
Impact from Foreign Currency Exchange Rates	(0.4)%	(0.6)%	(0.8)%	(2.0)%	(0.7)%

Net Sales for Three Months Ended June 30, 2022	$422.1	$595.4	$194.1	$137.8	$1,349.4

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Six Months Ended June 30, 2023	$1,113.1	$929.6	$676.3	$273.7	$2,992.7
Net Sales from Businesses Acquired	(284.1)	—	(267.3)	—	(551.4)
Impact from Foreign Currency Exchange Rates	8.9	10.9	4.2	6.9	30.9
Organic Sales for Six Months Ended June 30, 2023	$837.9	$940.5	$413.2	$280.6	$2,472.2

Organic Sales Growth for Six Months Ended June 30, 2023	(0.1)%	(19.1)%	9.2%	4.5%	(6.6)%
Acquisition Growth for Six Months ended March 31, 2023	33.9%	—%	70.6%	—%	20.8%
Impact from Foreign Currency Exchange Rates	(1.1)%	(0.9)%	(1.1)%	(2.6)%	(1.2)%

Net Sales for Six Months Ended June 30, 2022	$838.4	$1,162.6	$378.4	$268.5	$2,647.9

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

Cash flow provided by operating activities was $327.3 million for the six months ended June 30, 2023, a $222.4 million increase from the six months ended June 30, 2022. This increase was driven primarily by improvements in cash flows related to working capital, partially offset by payments for certain acquisition costs and lower net income excluding the impact of non-cash adjustments.

Cash flow used in investing activities was $4,927.6 million for the six months ended June 30, 2023 as compared to cash flow used in investing activities of $62.1 million for the six months ended June 30, 2022. The change was driven primarily by $4,870.2 million of cash paid for Altra in the current year and higher capital additions.

In fiscal 2023, we anticipate capital spending for property, plant and equipment to be approximately $170 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the second half of fiscal 2023. We anticipate funding fiscal 2023 capital spending with operating cash flows.

Cash flow provided by financing activities was $4,565.1 million for the six months ended June 30, 2023, compared to $10.2 million provided by financing activities for the six months ended June 30, 2022. We had net debt borrowings of $4,678.7 million during the six months ended June 30, 2023, compared to net debt borrowings of $249.7 million during the six months ended June 30, 2022. The increase was primarily driven by the $4.7 billion of Senior Notes issued in January 2023 and $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment of the $500.0 million of Private Placement Notes in January 2023. There were no share repurchases for the six months ended June 30, 2023, compared to $184.0 million shares repurchases for the six months ended June 30, 2022. There were $46.4 million of dividends paid for the six months ended June 30, 2023, compared to $44.3 million of dividends in the prior year. There were $51.1 million in financing fees paid for the six months ended June 30, 2023, compared to $6.5 million of fees in the prior year. There were $8.4 million of distributions paid to noncontrolling interests for the six months ended June 30, 2023 compared to zero for the six months ended June 30, 2022.

Our working capital was $2,093.9 million (inclusive of assets and liabilities assumed from the Altra Transaction) as of June 30, 2023, compared to $1,998.3 million as of December 31, 2022. As of June 30, 2023 and December 31, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 2.5:1 and 3.0:1, respectively. Our working capital increased primarily as a result of assets and liabilities assumed as part of the Altra Transaction.

The following table presents selected financial information and statistics as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$659.6	$688.5
Trade Receivables, Net	1,013.9	797.4
Inventories	1,576.1	1,336.9
Working Capital	2,093.9	1,998.3
Current Ratio	2.5:1	3.0:1

As of June 30, 2023, $631.3 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations and the available capacity under the revolver. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of June 30, 2023, we have repatriated approximately $550.0 million of foreign cash in fiscal 2023 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in the second half of fiscal 2023.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.
Financing Agreement
During the six months ended June 30, 2023, the Company made the following updates to its financing agreements primarily in connection with the Altra Transaction:

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

As of June 30, 2023, the Company had no standby letters of credit issued under the Multicurrency Revolver Facility, and $1,455.0 million of available borrowing capacity. For the three months ended June 30, 2023 and June 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $425.2 million and $730.0 million, respectively, and the weighted average interest rate was 6.7% and 2.1%, respectively. For the six months ended June 30, 2023 and June 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $464.7 million and $765.2 million, respectively, and the weighted average interest rate was 6.4% and 1.7%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of June 30, 2023, excluding the impact of interest rate swaps, we had $4,797.7 million of fixed rate debt and $1,943.3 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of June 30, 2023 would result in a $13.7 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of June 30, 2023 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$9.9
As of June 30, 2023 and December 31, 2022, a $9.9 million and $7.9 million interest rate swap asset was included in Other Noncurrent Assets, respectively. There was an unrealized gain of $16.4 million (a $8.8 million gain on the terminated swaps and a $7.6 million gain on the active swaps) and $17.0 million, net of tax, as of June 30, 2023 and December 31, 2022, respectively, that was recorded in AOCI for the effective portion of the hedges.

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
As of June 30, 2023, derivative currency assets (liabilities) of $23.5 million, $2.1 million, $(4.8) million and $(0.3) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of December 31, 2022, derivative currency assets (liabilities) of $13.0 million, $0.9 million and $(4.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $15.9 million net of tax, and $6.3 million net of tax, as of June 30, 2023 and December 31, 2022 respectively, were recorded in AOCI. As of June 30, 2023 and December 31, 2022, we had $11.5 million and $5.3 million, respectively, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2023:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$229.3	$(4.7)	$22.9	$(22.9)
Mexican Peso	176.3	24.9	17.6	(17.6)
Euro	298.9	0.1	29.9	(29.9)
Indian Rupee	49.2	0.1	4.9	(4.9)
Australian Dollar	3.0	—	0.3	(0.3)
Swedish Krona	6.9	0.1	0.7	(0.7)
British Pound	12.8	—	1.3	(1.3)
Czech Koruna	1.6	—	0.2	(0.2)
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
Derivative commodity assets (liabilities) of $0.8 million, $(4.1) million and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses and Other Noncurrent Liabilities as of June 30, 2023. Derivative commodity assets (liabilities) of $0.9 million, $0.3 million and $(10.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2022. The unrealized loss on the effective portion of the hedges of $2.6 million net of tax and the unrealized loss on the effective portion of the hedges of $6.9 million net of tax, as of June 30, 2023 and December 31, 2022, respectively, was recorded in AOCI. As of June 30, 2023, we had $2.5 million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 31, 2022, there was an additional $4.4 million, net of tax, derivative commodity loss on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2023:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$53.0	$(3.2)	$5.3	$(5.3)
Aluminum	2.2	(0.4)	0.2	(0.2)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance consists of $38.6 million of gains as of June 30, 2023 which includes $25.4 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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
As discussed above, on March 27, 2023, we completed the Altra Transaction. As part of our ongoing integration of Altra, we continue to incorporate our controls and procedures into Altra operations and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended June 30, 2023, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock available to be purchased as of June 30, 2023 is $195.0 million.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 10, 2023, a member of the Board of Directors, Curtis Stoelting entered into a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K (the “Plan”). The Plan will be effective as of August 14, 2023 and it will remain in effect indefinitely or until such time as Mr. Stoelting elects to terminate the Plan. Subject to a certain share price and other terms and conditions, the Plan directs Mr. Stoelting’s designated broker to sell a maximum number of 4,500 shares under the Plan. No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
Regal Rexnord Corporation 2023 Omnibus Incentive Plan, effective April 25, 2023 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 28, 2023].

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

Date: August 4, 2023

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: August 4, 2023