Form 10-Q
period 2023-09-30
REGAL REXNORD CORP
filed 2023-11-03
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2023 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-07283

REGAL REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0875718
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
111 West Michigan Street, Milwaukee, Wisconsin 53203
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On October 31, 2023 the registrant had outstanding 66,349,406 shares of common stock, $0.01 par value per share.

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
•the remaining direct and indirect financial and operational impacts and uncertainties relating to the COVID-19 pandemic on customers and suppliers;
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
•unanticipated adverse effects or liabilities from business exits or divestitures, including in connection with our proposed sale of the industrial motors and generators businesses which comprise a majority of our Industrial Systems operating segment;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Sales	$1,649.8	$1,325.3	$4,642.5	$3,973.2
Cost of Sales	1,107.6	917.6	3,138.4	2,710.1
Gross Profit	542.2	407.7	1,504.1	1,263.1
Operating Expenses	388.9	233.8	1,127.9	724.4
Goodwill Impairment	57.3	—	57.3	—
Asset Impairments	3.7	—	6.1	—
Loss on Assets Held for Sale	112.7	—	112.7	—
Total Operating Expenses	562.6	233.8	1,304.0	724.4
(Loss) Income from Operations	(20.4)	173.9	200.1	538.7
Interest Expense	111.5	21.4	323.3	43.8
Interest Income	(3.5)	(1.3)	(40.5)	(3.2)
Other Income, Net	(2.5)	(1.3)	(6.7)	(4.1)
(Loss) Income before Taxes	(125.9)	155.1	(76.0)	502.2
Provision for Income Taxes	12.7	33.2	34.9	110.0
Net (Loss) Income	(138.6)	121.9	(110.9)	392.2
Less: Net Income Attributable to Noncontrolling Interests	0.9	2.1	2.4	4.8
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(139.5)	$119.8	$(113.3)	$387.4
(Loss) Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$(2.10)	$1.81	$(1.71)	$5.80
Assuming Dilution	$(2.10)	$1.80	$(1.71)	$5.76
Weighted Average Number of Shares Outstanding:
Basic	66.3	66.3	66.3	66.8
Assuming Dilution	66.3	66.7	66.3	67.2

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (Loss) Income	$(138.6)	$121.9	$(110.9)	$392.2
Other Comprehensive Loss Net of Tax:
Foreign Currency Translation Adjustments	(86.1)	(182.5)	(82.1)	(303.7)
Hedging Activities:
(Decrease) Increase in Fair Value of Hedging Activities, Net of Tax Effects of $(0.6) million and $(1.1) million for the Three Months Ended September 30, 2023 and September 30, 2022 and $5.9 million and $(3.3) million for the Nine Months Ended September 30, 2023 and September 30, 2022, Respectively	(1.8)	(3.5)	18.7	(10.3)
Reclassification of Gains included in Net (Loss) Income, Net of Tax Effects of $(0.7) million and $(0.5) million for the Three Months Ended September 30, 2023 and September 30, 2022 and $(0.5) million and $(4.0) million for the Nine Months Ended September 30, 2023 and September 30, 2022, Respectively	(2.4)	(1.6)	(1.6)	(12.9)
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net (Loss) Income, Net of Tax Effects of $(0.1) million and zero for the Three Months Ended September 30, 2023 and September 30, 2022 and $(0.4) million and $0.1 million for the Nine Months Ended September 30, 2023 and September 30, 2022, Respectively	(0.4)	0.2	(1.2)	0.5
Other Comprehensive Loss	(90.7)	(187.4)	(66.2)	(326.4)
Comprehensive (Loss) Income	(229.3)	(65.5)	(177.1)	65.8
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	0.5	(0.9)	1.1	(0.1)
Comprehensive (Loss) Income Attributable to Regal Rexnord Corporation	$(229.8)	$(64.6)	$(178.2)	$65.9

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$540.6	$688.5
Trade Receivables, Less Allowances of $36.9 million and $30.9 million in 2023 and 2022, Respectively	918.7	797.4
Inventories	1,302.8	1,336.9
Prepaid Expenses and Other Current Assets	224.0	150.9
Deferred Financing Fees	—	17.0
Assets Held for Sale	385.9	9.8
Total Current Assets	3,372.0	3,000.5
Net Property, Plant and Equipment	1,055.6	807.0
Operating Lease Assets	167.8	110.9
Goodwill	6,473.0	4,018.8
Intangible Assets, Net of Amortization	4,117.3	2,229.9
Deferred Income Tax Benefits	43.0	43.9
Other Noncurrent Assets	61.0	57.9
Noncurrent Assets Held for Sale	75.3	—
Total Assets	$15,365.0	$10,268.9
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$588.0	$497.7
Dividends Payable	23.2	23.2
Accrued Compensation and Employee Benefits	185.5	141.1
Accrued Interest	90.7	5.2
Other Accrued Expenses	273.1	274.8
Current Operating Lease Liabilities	35.7	26.4
Current Maturities of Long-Term Debt	3.7	33.8
Liabilities Held for Sale	105.5	—
Total Current Liabilities	1,305.4	1,002.2
Long-Term Debt	6,493.9	1,989.7
Deferred Income Taxes	1,022.9	591.9
Pension and Other Post Retirement Benefits	108.7	97.6
Noncurrent Operating Lease Liabilities	128.9	88.1
Other Noncurrent Liabilities	83.9	76.8
Noncurrent Liabilities Held for Sale	25.0	—
Contingencies (see Note 12 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 100.0 million Shares Authorized, 66.3 million and 66.2 million Shares Issued and Outstanding for 2023 and 2022, Respectively	0.7	0.7
Additional Paid-In Capital	4,638.4	4,609.6
Retained Earnings	1,947.1	2,130.0
Accumulated Other Comprehensive Loss	(417.0)	(352.1)
Total Regal Rexnord Corporation Shareholders' Equity	6,169.2	6,388.2
Noncontrolling Interests	27.1	34.4
Total Equity	6,196.3	6,422.6
Total Liabilities and Equity	$15,365.0	$10,268.9
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
June 30, 2023	$0.7	$4,626.5	$2,109.8	$(326.7)	$26.6	$6,436.9
Net (Loss) Income	—	—	(139.5)	—	0.9	(138.6)
Other Comprehensive Loss	—	—	—	(90.3)	(0.4)	(90.7)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(1.0)	—	—	—	(1.0)
Share-Based Compensation	—	12.9	—	—	—	12.9
September 30, 2023	$0.7	$4,638.4	$1,947.1	$(417.0)	$27.1	$6,196.3

June 30, 2022	$0.7	$4,611.6	$1,996.6	$(332.2)	$39.0	$6,315.7
Net Income	—	—	119.8	—	2.1	121.9
Other Comprehensive Loss	—	—	—	(184.4)	(3.0)	(187.4)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	0.4	—	—	—	0.4
Stock Repurchase	—	(13.7)	(41.5)	—	—	(55.2)
Share-Based Compensation	—	5.8	—	—	—	5.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(6.2)	(6.2)
September 30, 2022	$0.7	$4,604.1	$2,051.7	$(516.6)	$31.9	$6,171.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net (Loss) Income	—	—	(113.3)	—	2.4	(110.9)
Other Comprehensive Loss	—	—	—	(64.9)	(1.3)	(66.2)
Dividends Declared ($1.05 Per Share)	—	—	(69.6)	—	—	(69.6)
Stock Options Exercised	—	(9.2)	—	—	—	(9.2)
Replacement Equity-Based Awards Granted	—	4.6	—	—	—	4.6
Share-Based Compensation	—	33.4	—	—	—	33.4
Dividends Declared to Noncontrolling Interests	—	—	—	—	(8.4)	(8.4)
September 30, 2023	$0.7	$4,638.4	$1,947.1	$(417.0)	$27.1	$6,196.3

January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	387.4	—	4.8	392.2
Other Comprehensive Loss	—	—	—	(321.5)	(4.9)	(326.4)
Dividends Declared ($1.03 Per Share)	—	—	(68.5)	—	—	(68.5)
Stock Options Exercised	—	(5.3)	—	—	—	(5.3)
Stock Repurchase	—	(59.4)	(179.8)	—	—	(239.2)
Share-Based Compensation	—	17.0	—	—	—	17.0
Dividends Declared to Noncontrolling Interests	—	—	—	—	(6.2)	(6.2)
September 30, 2022	$0.7	$4,604.1	$2,051.7	$(516.6)	$31.9	$6,171.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(110.9)	$392.2
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	131.7	91.0
Amortization	222.7	139.4
Goodwill Impairment	57.3	—
Asset Impairments	6.1	—
Loss on Assets Held for Sale	112.7	—
Noncash Lease Expense	31.6	24.3
Share-Based Compensation Expense	49.1	17.0
Financing Fee Expense	29.8	1.8
Benefit from Deferred Income Taxes	(89.4)	(60.6)
Other Non-Cash Changes	5.6	0.8
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	29.2	(76.2)
Inventories	206.7	(222.3)
Accounts Payable	(18.7)	(64.8)
Other Assets and Liabilities	(149.5)	(4.6)
Net Cash Provided by Operating Activities	514.0	238.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(88.7)	(54.6)
Proceeds Received from Sales of Property, Plant and Equipment	6.3	5.5
Business Acquisitions, Net of Cash Acquired	(4,870.2)	(35.0)
Net Cash Used in Investing Activities	(4,952.6)	(84.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,801.3	1,797.2
Repayments Under Revolving Credit Facility	(2,213.8)	(1,933.9)
Proceeds from Short-Term Borrowings	34.7	6.0
Repayments of Short-Term Borrowings	(38.2)	(8.0)
Proceeds from Long-Term Borrowings	5,532.9	1,536.8
Repayments of Long-Term Borrowings	(624.7)	(1,115.9)
Dividends Paid to Shareholders	(69.6)	(67.9)
Shares Surrendered for Taxes	(11.5)	(8.6)
Proceeds from the Exercise of Stock Options	3.1	4.8
Repurchase of Common Stock	—	(239.2)
Distributions to Noncontrolling Interests	(8.4)	(6.2)
Financing Fees Paid	(51.1)	(6.5)
Net Cash Provided By Financing Activities	4,354.7	(41.4)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5.8)	(61.7)
Net (Decrease) Increase in Cash and Cash Equivalents	(89.7)	50.8
Cash and Cash Equivalents at Beginning of Period	688.5	672.8
Cash and Cash Equivalents at End of Period	$598.8	$723.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$209.5	$36.6
Income taxes	$166.9	$149.0
Cash and Cash Equivalents Presentation:
Cash and Cash Equivalents	$540.6	723.6
Assets Held for Sale	58.2	—
Total Cash and Cash Equivalents	$598.8	$723.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION
The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2022, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and September 30, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2023.
The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company uses estimates in accounting for, among other items, allowances for credit losses; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; pension and post retirement assets and liabilities; derivative fair values; goodwill and other asset impairments; health care reserves; rebates and incentives; litigation claims and contingencies, including environmental matters; and income taxes. The Company accounts for changes to estimates and assumptions when warranted by factually based experience.
Effective during the first quarter of 2023, in conjunction with the Altra Transaction (as defined in Note 3 - Held for Sale, Acquisitions and Divestitures), the Company realigned its four operating segments with the change to its management structure and operating model following the Altra Transaction. The new operating and reportable segments are: Industrial Powertrain Solutions (IPS), Power Efficiency Solutions (PES), Automation & Motion Control (AMC) and Industrial Systems. Prior period financial information has been reclassified to reflect these new reportable segments. See Note 6 - Segment Information for further information.

The sale of the industrial motors and generators businesses, as further described in Note 3 – Held for Sale, Acquisitions and Divestitures, does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations. The assets and liabilities related to these businesses have been reclassified to Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of September 30, 2023.

Reclassifications

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Cash Flows to conform to the presentation used for the nine months ended September 30, 2023. Depreciation and Amortization were each reclassified from Depreciation and Amortization and presented individually in the Condensed Consolidated Statements of Cash Flows. Benefit from Deferred Income Taxes, Receivables, Inventories, Accounts Payable, and Other Assets and Liabilities were reclassified from Change in Operating Assets and Liabilities and presented individually in the Condensed Consolidated Statements of Cash Flows.

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
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
September 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$422.6	$367.8	$274.8	$68.3	$1,133.5
Asia	45.7	44.4	22.7	36.4	149.2
Europe	126.3	33.8	100.3	12.9	273.3
Rest-of-World	46.1	15.3	22.0	10.4	93.8
Total	$640.7	$461.3	$419.8	$128.0	$1,649.8

September 30, 2022	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$321.9	$451.3	$138.3	$79.9	$991.4
Asia	38.2	49.5	4.9	44.8	137.4
Europe	54.5	46.1	37.6	11.7	149.9
Rest-of-World	1.0	22.2	11.8	11.6	46.6
Total	$415.6	$569.1	$192.6	$148.0	$1,325.3

	Nine Months Ended
September 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$1,206.8	$1,094.4	$726.8	$211.8	$3,239.8
Asia	114.1	133.1	50.7	113.9	411.8
Europe	299.8	118.3	251.2	44.0	713.3
Rest-of-World	133.1	45.1	67.4	32.0	277.6
Total	$1,753.8	$1,390.9	$1,096.1	$401.7	$4,642.5

September 30, 2022	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$907.9	$1,360.7	$418.6	$224.0	$2,911.2
Asia	102.5	154.5	13.4	121.8	392.2
Europe	174.8	140.4	118.3	37.3	470.8
Rest-of-World	68.8	76.1	20.7	33.4	199.0
Total	$1,254.0	$1,731.7	$571.0	$416.5	$3,973.2
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

Inventories
The following table presents approximate percentage distribution between major classes of inventories (percentages as of September 30, 2023 exclude inventories of the industrial motors and generators businesses which have been reclassified to Assets Held for Sale):

	September 30, 2023	December 31, 2022
Raw Material and Work in Process	65.1%	57.0%
Finished Goods and Purchased Parts	34.9%	43.0%

Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	September 30, 2023	December 31, 2022
Land and Improvements		$139.5	$103.4
Buildings and Improvements	3 - 50	434.6	401.7
Machinery and Equipment	3 - 15	1,216.9	1,111.3
Property, Plant and Equipment		1,791.0	1,616.4
Less: Accumulated Depreciation		(735.4)	(809.4)
Net Property, Plant and Equipment		$1,055.6	$807.0

For the three and nine months ended September 30, 2023, the Company reclassified $243.8 million of property, plant and equipment and $152.9 million of accumulated depreciation to Noncurrent Assets Held for Sale. See Note 3 – Held for Sale, Acquisitions and Divestitures for additional information.

Supplier Finance Program
The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $66.8 million and $69.9 million as of September 30, 2023 and December 31, 2022, respectively.

3. HELD FOR SALE, ACQUISITIONS AND DIVESTITURES
Assets and Liabilities Held for Sale - Industrial Systems
On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represent the majority of the Industrial Systems segment for total consideration of $400 million plus cash transferred at close, subject to working capital and other customary purchase price adjustments. This transaction is expected to close in the first half of 2024. The assets and liabilities related to these businesses have been reclassified to Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of September 30, 2023 as shown in the table below:

September 30, 2023
Assets Held for Sale
Cash and Cash Equivalents	$58.2
Trade Receivables, Less Allowances	97.6
Inventories	209.6
Prepaid Expenses and Other Current Assets	15.0
Total Current Assets Held for Sale	$380.4
Net Property, Plant and Equipment	90.9
Operating Lease Assets	19.1
Goodwill	53.9
Intangible Assets, Net of Amortization	2.2
Other Noncurrent Assets	21.9
Loss on Assets Held for Sale	(112.7)
Total Noncurrent Assets Held for Sale	$75.3

Liabilities Held for Sale
Accounts Payable	$70.2
Accrued Compensation and Employee Benefits	12.8
Other Accrued Expenses	18.9
Current Operating Lease Liabilities	3.6
Total Current Liabilities Held for Sale	$105.5
Deferred Income Taxes	4.6
Pension and Other Post Retirement Benefits	0.2
Noncurrent Operating Lease Liabilities	16.4
Other Noncurrent Liabilities	3.8
Total Noncurrent Liabilities Held for Sale	$25.0

The sale of the industrial motors and generators businesses does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations. The Company recorded a goodwill impairment of $57.3 million and a loss on assets held for sale of $112.7 million in the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended September 30, 2023. The loss on assets held for sale primarily relates to foreign currency translation losses to be reclassified out of accumulated other comprehensive income into earnings at closing of the transaction.

In addition to the assets and liabilities of the industrial motors and generators businesses, there are other assets recorded in Assets Held for Sale on the Company's Consolidated Balance Sheet as of September 30, 2023, which are not material.

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

As of September 30, 2023
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

(4) Represents effective settlement of outstanding payables and receivables between the Company and Altra. No gain or loss was recognized on this settlement.

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

Due to the timing of the Altra Transaction and the nature of the net assets acquired, as of September 30, 2023, the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2023. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of valuation assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value and subsequent measurement period adjustments of the assets acquired and liabilities assumed were as follows:

	As Reported as of March 31, 2023	Measurement period adjustments	As of September 30, 2023

Cash and Cash Equivalents	$259.1	$—	$259.1
Trade Receivables	258.1	(0.1)	258.0
Inventories	436.4	(47.4)	389.0
Prepaid Expenses and Other Current Assets	33.0	—	33.0
Property, Plant and Equipment	411.8	(4.3)	407.5
Intangible Assets	2,224.0	(82.0)	2,142.0
Deferred Income Tax Benefits	0.7	—	0.7
Operating Lease Assets	42.3	4.5	46.8
Other Noncurrent Assets	21.6	0.2	21.8
Accounts Payable	(183.2)	—	(183.2)
Accrued Compensation and Benefits	(66.1)	—	(66.1)
Other Accrued Expenses(1)	(145.7)	0.6	(145.1)
Current Operating Lease Liabilities	(12.5)	0.2	(12.3)
Current Maturities of Long-Term Debt	(0.4)	—	(0.4)
Long-Term Debt	(25.3)	—	(25.3)
Deferred Income Taxes	(560.7)	25.7	(535.0)
Pension and Other Post Retirement Benefits	(19.8)	—	(19.8)
Noncurrent Operating Lease Liabilities	(29.7)	0.7	(29.0)
Other Noncurrent Liabilities	(8.3)	—	(8.3)
Total Identifiable Net Assets	2,635.3	(101.9)	2,533.4
Goodwill	2,499.3	101.9	2,601.2
Preliminary purchase price	$5,134.6	$—	$5,134.6

(1) Includes $60.1 million related to Altra Transaction costs paid by the Company at the closing of the Altra Transaction.

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

Transaction Costs

The Company incurred transaction-related costs in connection with the Altra Transaction of approximately $7.5 million and $82.5 million during the three and nine months ended September 30, 2023, respectively, which include legal and professional services and certain employee compensation costs, including severance and retention, that were recognized as Operating Expenses in the Company's Condensed Consolidated Statements of Income (Loss). There were $1.0 million of transaction-related costs in connection with the Altra Transaction recognized during the three and nine months ended September 30, 2022. During the year ended December 31, 2022 the Company incurred $14.7 million of costs related to the Altra Transaction.

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

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company's financial results for the three and nine months ended September 30, 2023 and September 30, 2022, respectively, as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's fiscal year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $7.5 million and $98.2 million for the three and nine months ended September 30, 2023, respectively, and increased expenses by $4.2 million and $111.9 million for the three and nine months ended September 30, 2022, respectively, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $8.8 million and $52.9 million for the three and nine months ended September 30, 2023, respectively, and increased expenses by zero and $52.9 million for the three and nine months ended September 30, 2022, respectively and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Sales	$1,649.8	$1,791.6	$5,093.6	$5,449.3
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(126.7)	$66.8	$(7.2)	$80.5
(Loss) Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$(1.91)	$1.01	$(0.11)	$1.21
Assuming Dilution	$(1.91)	$1.00	$(0.11)	$1.20

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended
September 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$38.6	$(14.1)	$(351.2)	$(326.7)
Other Comprehensive Loss before Reclassifications	(2.4)	—	(85.7)	(88.1)
Tax Impact	0.6	—	—	0.6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3.1)	(0.5)	—	(3.6)
Tax Impact	0.7	0.1	—	0.8
Net Current Period Other Comprehensive Loss	(4.2)	(0.4)	(85.7)	(90.3)
Ending Balance	$34.4	$(14.5)	$(436.9)	$(417.0)

September 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$2.9	$(13.5)	$(321.6)	$(332.2)
Other Comprehensive Loss before Reclassifications	(4.6)	—	(179.5)	(184.1)
Tax Impact	1.1	—	—	1.1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2.1)	0.2	—	(1.9)
Tax Impact	0.5	—	—	0.5
Net Current Period Other Comprehensive (Loss) Income	(5.1)	0.2	(179.5)	(184.4)
Ending Balance	$(2.2)	$(13.3)	$(501.1)	$(516.6)

	Nine Months Ended
September 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income (Loss) before Reclassifications	24.6	—	(80.8)	(56.2)
Tax Impact	(5.9)	—		(5.9)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2.1)	(1.6)		(3.7)
Tax Impact	0.5	0.4		0.9
Net Current Period Other Comprehensive Income (Loss)	17.1	(1.2)	(80.8)	(64.9)
Ending Balance	$34.4	$(14.5)	$(436.9)	$(417.0)

September 30, 2022	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$21.0	$(14.3)	$(201.8)	$(195.1)
Other Comprehensive (Loss) Income before Reclassifications	(13.6)	0.5	(299.3)	(312.4)
Tax Impact	3.3	—	—	3.3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(16.9)	0.6	—	(16.3)
Tax Impact	4.0	(0.1)		3.9
Net Current Period Other Comprehensive (Loss) Income	(23.2)	1.0	(299.3)	(321.5)
Ending Balance	$(2.2)	$(13.3)	$(501.1)	$(516.6)

The Condensed Consolidated Statements of Income (Loss) line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 - Derivative Financial Instruments.

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

The following table presents changes to goodwill during the nine months ended September 30, 2023:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
Balance as of December 31, 2022	$4,018.8	$2,290.0	$752.3	$865.0	$111.5
Impairment	(57.3)	—	—	—	(57.3)
Acquisitions	2,601.2	1,429.7	—	1,171.5	—
Reclassification to Noncurrent Assets Held for Sale	(53.9)	—	—	—	(53.9)
Translation Adjustments	(35.8)	(16.6)	(1.9)	(17.0)	(0.3)
Balance as of September 30, 2023	$6,473.0	$3,703.1	$750.4	$2,019.5	$—

Cumulative Goodwill Impairment Charges	$386.0	$18.1	$200.4	$5.1	$162.4
Intangible Assets
The following table presents intangible assets including those acquired in the Altra Transaction (see Note 3 - Held for Sale, Acquisitions and Divestitures for more information):

		September 30, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,981.9	$670.0	$3,311.9	$2,321.4	$532.0	$1,789.4
Technology	13	299.1	86.8	212.3	246.2	125.0	121.2
Trademarks	10	702.7	109.6	593.1	392.7	73.4	319.3
Total Intangibles		$4,983.7	$866.4	$4,117.3	$2,960.3	$730.4	$2,229.9

Amortization expense recorded for the three and nine months ended September 30, 2023 was $87.0 million and $222.7 million, respectively. Amortization expense recorded for the three and nine months ended September 30, 2022 was $45.6 million and $139.4 million, respectively. Amortization expense for fiscal year 2023 is estimated to be $315.0 million.
For the three and nine months ended September 30, 2023, the Company reclassified $59.2 million of intangible assets gross value and $57.0 million of intangible assets accumulated amortization to Noncurrent Assets Held for Sale. See Note 3 - Held for Sale, Acquisitions and Divestitures for additional information.
The following table presents future estimated annual amortization expense for intangible assets:

Year	Estimated Amortization
2024	$349.2
2025	347.2
2026	343.7
2027	343.7
2028	343.7

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

The following sets forth certain financial information attributable to the Company's operating segments, recast as described above, for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended
September 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$640.7	$461.3	$419.8	$128.0	$—	$1,649.8
Intersegment Sales	3.6	3.1	4.2	0.6	(11.5)	—
Total Sales	644.3	464.4	424.0	128.6	(11.5)	1,649.8
Gross Profit	215.8	138.0	161.2	27.2	—	542.2
Operating Expenses	175.1	71.5	117.6	24.7	—	388.9
Goodwill Impairment	—	—	—	57.3	—	57.3
Asset Impairments	1.3	1.5	0.5	0.4	—	3.7
Loss on Assets Held for Sale	—	—	—	112.7	—	112.7
Total Operating Expenses	176.4	73.0	118.1	195.1	—	562.6
Income (Loss) from Operations	39.4	65.0	43.1	(167.9)	—	(20.4)
Depreciation and Amortization	75.9	15.8	46.1	3.1	—	140.9
Capital Expenditures	5.8	8.1	9.8	1.5	—	25.2

September 30, 2022
External Sales	$415.6	$569.1	$192.6	$148.0	$—	$1,325.3
Intersegment Sales	1.9	2.9	5.6	0.4	(10.8)	—
Total Sales	417.5	572.0	198.2	148.4	(10.8)	1,325.3
Gross Profit	169.7	139.4	64.3	34.3	—	407.7
Operating Expenses	97.8	68.5	45.0	22.5	—	233.8
Total Operating Expenses	97.8	68.5	45.0	22.5	—	233.8
Income from Operations	71.9	70.9	19.3	11.8	—	173.9
Depreciation and Amortization	41.6	11.6	17.8	3.1	—	74.1
Capital Expenditures	4.3	12.4	1.3	4.0	—	22.0

	Nine Months Ended
September 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$1,753.8	$1,390.9	$1,096.1	$401.7	$—	$4,642.5
Intersegment Sales	11.5	10.8	15.3	2.0	(39.6)	—
Total Sales	1,765.3	1,401.7	1,111.4	403.7	(39.6)	4,642.5
Gross Profit	617.6	389.5	412.8	84.2	—	1,504.1
Operating Expenses	510.5	217.8	323.7	75.9	—	1,127.9
Goodwill Impairment	—	—	—	57.3	—	57.3
Asset Impairments	1.6	1.5	2.6	0.4	—	6.1
Loss on Assets Held for Sale	—	—	—	112.7	—	112.7
Total Operating Expenses	512.1	219.3	326.3	246.3	—	1,304.0
Income (Loss) from Operations	105.5	170.2	86.5	(162.1)	—	200.1
Depreciation and Amortization	191.9	39.3	113.4	9.8	—	354.4
Capital Expenditures	30.9	25.2	27.2	5.4	—	88.7

September 30, 2022
External Sales	$1,254.0	$1,731.7	$571.0	$416.5	$—	$3,973.2
Intersegment Sales	5.3	8.0	12.5	1.4	(27.2)	—
Total Sales	1,259.3	1,739.7	583.5	417.9	(27.2)	3,973.2
Gross Profit	491.7	473.6	197.9	99.9	—	1,263.1
Operating Expenses	304.7	212.3	144.1	63.3	—	724.4
Total Operating Expenses	304.7	212.3	144.1	63.3	—	724.4
Income from Operations	187.0	261.3	53.8	36.6	—	538.7
Depreciation and Amortization	128.3	35.5	56.4	10.2	—	230.4
Capital Expenditures	11.8	30.1	4.6	8.1	—	54.6

The following table presents identifiable assets information attributable to the Company's operating segments, recast as described above, as of September 30, 2023 and December 31, 2022:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of September 30, 2023	$7,969.8	$2,043.4	$4,888.4	$463.4	$15,365.0
Identifiable Assets as of December 31, 2022	5,028.5	2,234.1	2,202.2	804.1	10,268.9

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Senior Notes	$4,700.0	$—
Term Facility	1,254.1	536.3
Private Placement Notes	—	500.0
Land Term Facility	486.8	486.8
Multicurrency Revolving Facility	16.5	429.0
Altra Notes	18.1	—
Other	78.3	76.7
Less: Debt Issuance Costs	(56.2)	(5.3)
Total	6,497.6	2,023.5
Less: Current Maturities	3.7	33.8
Long-Term Debt	$6,493.9	$1,989.7
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

Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin. The weighted average interest rate on the Term Facility for the three months ended September 30, 2023 and September 30, 2022 was 7.2% and 3.4%, respectively. The weighted average interest rate on the Term Facility for the nine months ended September 30, 2023 and September 30, 2022 was 6.9% and 2.2%, respectively. The weighted average interest rate on the Land Term Facility for the three months ended September 30, 2023 and September 30, 2022 was 7.2% and 3.5%, respectively. The weighted average interest rate on the Land Term Facility for the nine months ended September 30, 2023 and September 30, 2022 was 6.7% and 2.3%, respectively.

The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and be applied to the next payment due. The Land Term Facility has no required amortization.
As of September 30, 2023, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,553.5 million of available borrowing capacity. For the three months ended September 30, 2023 and September 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $123.9 million and $600.5 million, respectively, and the weighted average interest rate was 7.2% and 3.5%, respectively. For the nine months ended September 30, 2023 and September 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $320.0 million and $719.0 million, respectively, and the weighted average interest rate was 6.6% and 2.2%, respectively. The Company paid a non-use fee of 0.25% as of September 30, 2023 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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
Bridge Facility

In connection with the Altra Transaction, on October 26, 2022, the Company entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. committed to provide the Company approximately $5,500.0 million in aggregate principal amount of senior bridge loans under a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”) to, among other things, fund, in part, the Altra Transaction. The Bridge Facility was terminated upon issuance of the Senior Notes in January 2023. The Company paid $27.5 million in Bridge Facility fees in fiscal 2022, of which $10.5 million were recognized in Interest Expense in the fourth quarter of 2022 and zero and $17.0 million were recognized in Interest Expense during the three and nine months ended September 30, 2023, respectively.

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

Prior to the consummation of the Altra Transaction, the Company used a portion of the proceeds to repay the outstanding borrowings under the Multicurrency Revolving Facility in January 2023 and invested the remaining net proceeds of approximately $3.6 billion in interest bearing accounts. The Company recognized zero and $29.4 million in Interest Income during the three and nine months ended September 30, 2023, respectively.

Altra Notes
On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due 2026 (the “Altra Notes”). The Company purchased 95.28% of the outstanding Altra Notes for total consideration of $382.7 million. See Note 3 – Held for Sale, Acquisitions and Divestitures for more information.

The Altra Notes will mature on October 1, 2026. The Altra Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.

Compliance with Financial Covenants
The Credit Agreement, Senior Notes, and Altra Notes require the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of September 30, 2023.
Other Notes Payable

These amounts consist of finance leases as well as certain long-term fixed rate term loans entered into by subsidiaries in Europe that are generally secured by the local property, plant and equipment. The weighted average interest rate on other notes payable for the three months ended September 30, 2023 and September 30, 2022 were 4.9% and 5.1%, respectively. The weighted average interest rate on other notes payable for the nine months ended September 30, 2023 and September 30, 2022 were 4.9% and 5.1%, respectively.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Senior Notes is $4,564.4 million compared to a carrying value of $4,700.0 million as of September 30, 2023. The Company believes that the fair value of all other debt instruments approximates their carrying value.

Maturities of long-term debt outstanding as of September 30, 2023, excluding debt issuance costs, are as follows:

Year	Amount of Maturity
2023	$0.9
2024	21.1
2025	73.5
2026	1,191.6
2027	1,605.4
Thereafter	3,661.3
Total	$6,553.8

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit income components:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service Cost	$0.6	$0.2	$1.5	$1.0
Interest Cost	5.8	3.5	17.1	10.6
Expected Return on Plan Assets	(6.8)	(4.9)	(20.2)	(15.2)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.5)	0.2	(1.6)	0.6
Net Periodic Benefit Income	$(0.9)	$(1.0)	$(3.2)	$(3.0)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Income, Net on the Company's Condensed Consolidated Statements of Income (Loss).
For the three months ended September 30, 2023 and September 30, 2022, the Company contributed $1.9 million and $1.5 million, respectively, to post retirement plans. For the nine months ended September 30, 2023 and September 30, 2022, the Company contributed $5.4 million and $4.5 million, respectively. The Company expects to make total contributions of $6.5 million in 2023. The Company contributed a total of $8.3 million in fiscal 2022.

For the three months ended September 30, 2023 and September 30, 2022, the Company contributed $10.5 million and $5.9 million, respectively, to defined contribution plans. For the nine months ended September 30, 2023 and September 30, 2022, the Company contributed $28.0 million and $18.2 million, respectively.
In connection with the Altra Transaction, $30.5 million of plan benefit obligations and $13.8 million of plan assets included in the Altra business were transferred to the Company on March 27, 2023.

9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company recognized approximately $12.9 million and $5.8 million in share-based compensation expense for the three months ended September 30, 2023 and September 30, 2022, respectively, and approximately $49.1 million and $17.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The $49.1 million includes $15.7 million related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Condensed Consolidated Statements of Income (Loss) for share-based compensation expense was $2.6 million and $1.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $6.3 million and $4.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the nine months ended September 30, 2023, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs[1]	147,174	$54.96
Restricted Stock Awards[1]	31,605	$134.57
Restricted Stock Units[1]	257,560	$141.73
Performance Share Units	59,101	$235.77
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

10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2023 was (10.1)% versus 21.4% for the three months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was (45.9)% and 21.9%, respectively. The effective tax rate for the three months ended September 30, 2023 was lower than the same period in the prior year due to the loss before taxes, which was primarily driven by the non-deductible goodwill impairment and loss on assets held for sale associated with the anticipated sale of the industrial motors and generators businesses. The effective tax rate for the nine months ended September 30, 2023 was lower than the same period in the prior year due to the loss before taxes, which was primarily driven by the non-deductible goodwill impairment and loss on assets held for sale associated with the anticipated sale of the industrial motors and generators businesses and the non-deductible transaction costs associated with the Altra Transaction.

As of September 30, 2023 and December 31, 2022, the Company had approximately $9.2 million and $5.7 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had $1.2 million of accrued interest as of September 30, 2023 and December 31, 2022.

11. EARNINGS (LOSS) PER SHARE

Diluted earnings (loss) per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares were 0.3 million and 0.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The amount of the anti-dilutive shares were 0.3 million and 0.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The following table reconciles the basic and diluted shares used in earnings (loss) per share calculations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Denominator for Basic Earnings Per Share	66.3	66.3	66.3	66.8
Effect of Dilutive Securities	—	0.4	—	0.4
Denominator for Diluted Earnings Per Share	66.3	66.7	66.3	67.2

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

•Multiple lawsuits (with approximately 372 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business' Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company's insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning Balance	$39.3	$23.4	$28.8	$23.0
Less: Payments	(5.5)	(6.3)	(15.8)	(19.6)
Provisions	6.3	9.1	16.3	23.1
Acquisitions	—	—	9.8	—
Reclassification to Liabilities Held for Sale	(3.4)	—	(3.4)	—
Translation Adjustments	(0.3)	(0.4)	0.7	(0.7)
Ending Balance	$36.4	$25.8	$36.4	$25.8
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 30, 2023 or September 30, 2022.
The effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into the same line within the Condensed Consolidated Statement of Income (Loss) as the earnings effect of the hedged item in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings.
As of September 30, 2023 and December 31, 2022, the Company had $18.4 million and $11.9 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has currency forward contracts with maturities extending through February 2025. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	September 30, 2023	December 31, 2022
Chinese Renminbi	$377.9	$173.8
Mexican Peso	138.3	215.2
Euro	623.3	159.6
Indian Rupee	41.2	33.1
Australian Dollar	0.3	—
Swedish Krona	1.6	—
British Pound	6.7	2.1

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through February 2025. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	September 30, 2023	December 31, 2022
Copper	$47.5	$89.4
Aluminum	3.7	4.0

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

Fair values of derivative instruments as of September 30, 2023 and December 31, 2022 were:

	September 30, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$12.2	$—	$—
Currency Contracts	14.1	0.7	3.5	0.6
Commodity Contracts	0.6	0.1	2.1	0.3
Not Designated as Hedging Instruments:
Currency Contracts	15.9	—	1.4	—
Total Derivatives	$30.6	$13.0	$7.0	$0.9

	December 31, 2022
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$7.9	$—	$—
Currency Contracts	12.3	0.9	4.8	—
Commodity Contracts	0.9	0.3	10.2	—
Not Designated as Hedging Instruments:
Currency Contracts	0.7	—	—	—
Commodity Contracts	—	—	0.4	—
Total Derivatives	$13.9	$9.1	$15.4	$—

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended
	September 30, 2023				September 30, 2022
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(0.9)	$(3.7)	$2.2	$(2.4)	$(12.3)	$(2.4)	$10.1	$(4.6)
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(3.1)	4.6	—	1.5	(0.7)	2.7	—	2.0
Gain Recognized in Interest Expense	—	—	1.6	1.6	—	—	0.1	0.1

	Nine Months Ended
	September 30, 2023				September 30, 2022
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(0.7)	$21.0	$4.3	$24.6	$(34.5)	$2.0	$18.9	$(13.6)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain Recognized in Net Sales	—	—	—	—	—	0.1	—	0.1
(Loss) Gain Recognized in Cost of Sales	(10.9)	8.6	—	(2.3)	8.9	8.1	—	17.0
Gain (Loss) Recognized in Interest Expense	—	—	4.4	4.4	—	—	(0.2)	(0.2)

Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) were:

	Three Months Ended
	September 30, 2023		September 30, 2022
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.1	$—	$(0.3)	$—
Gain (Loss) recognized in Operating Expenses	—	27.4	—	(2.9)
	Nine Months Ended
	September 30, 2023		September 30, 2022
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Cost of Sales	$0.2	$—	$(0.9)	$—
Gain recognized in Operating Expenses	—	14.9	—	2.1

The AOCI balance related to hedging activities consists of a $34.4 million gain net of tax as of September 30, 2023 which includes $21.5 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.
The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of September 30, 2023 and December 31, 2022.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	September 30, 2023
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$30.0	$(4.2)	$25.8
Derivative Commodity Contracts	0.6	(0.5)	0.1
Other Noncurrent Assets:
Derivative Currency Contracts	0.7	(0.2)	0.5
Derivative Commodity Contracts	0.1	(0.1)	—
Other Accrued Expenses:
Derivative Currency Contracts	4.9	(4.2)	0.7
Derivative Commodity Contracts	2.1	(0.5)	1.6
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.6	(0.2)	0.4
Derivative Commodity Contracts	0.3	(0.1)	0.2

	December 31, 2022
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$13.0	$(2.5)	$10.5
Derivative Commodity Contracts	0.9	(0.9)	—
Other Noncurrent Assets:
Derivative Currency Contracts	0.9	—	0.9
Derivative Commodity Contracts	0.3	—	0.3
Other Accrued Expenses:
Derivative Currency Contracts	4.8	(2.5)	2.3
Derivative Commodity Contracts	10.6	(0.9)	9.7

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 30, 2023 and December 31, 2022, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of September 30, 2023 and December 31, 2022.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$30.0	$13.0	Level 2
Derivative Commodity Contracts	0.6	0.9	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	12.7	6.4	Level 1
Derivative Currency Contracts	0.7	0.9	Level 2
Derivative Commodity Contracts	0.1	0.3	Level 2
Interest Rate Swap	12.2	7.9	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	4.9	4.8	Level 2
Derivative Commodity Contracts	2.1	10.6	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.6	—	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
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

15. RESTRUCTURING ACTIVITIES
The Company incurred restructuring and restructuring-related costs on projects during the three and nine months ended September 30, 2023 and September 30, 2022. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning Balance	$18.3	$6.4	$15.1	$5.0
Acquisition(1)	—	—	0.2	—
Provision(2)	7.1	20.9	26.1	36.7
Less: Payments/ Other	4.6	13.0	20.6	27.4
Ending Balance	$20.8	$14.3	$20.8	$14.3

(1) Excludes $12.4 million of severance related to the Altra Transaction, which was paid in the second quarter 2023.
(2) Excludes $7.5 million of accelerated depreciation incurred in the third quarter of 2023.

The following table presents a reconciliation of restructuring costs for restructuring projects for the three and nine months ended September 30, 2023 and September 30, 2022, respectively:

	Three Months Ended
	September 30, 2023			September 30, 2022
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$0.4	$2.0	$2.4	$13.4	$1.2	$14.6
Facility Related Costs	9.4	0.1	9.5	5.9	0.1	6.0
Other Expenses	2.8	(0.1)	2.7	0.3	—	0.3
Total Restructuring Costs	$12.6	$2.0	$14.6	$19.6	$1.3	$20.9

	Nine Months Ended
	September 30, 2023			September 30, 2022
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$10.1	$4.9	$15.0	$19.6	$3.8	$23.4
Facility Related Costs	12.4	0.3	12.7	11.9	0.6	12.5
Other Expenses	5.9	—	5.9	0.4	0.4	0.8
Total Restructuring Costs	$28.4	$5.2	$33.6	$31.9	$4.8	$36.7

The following table presents restructuring costs by segment for the three and nine months ended September 30, 2023 and September 30, 2022:

Restructuring Costs - Three Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
September 30, 2023	$14.6	$5.9	$7.5	$1.2	$—
September 30, 2022	$20.9	$3.7	$8.6	$8.3	$0.3

Restructuring Costs - Nine Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
September 30, 2023	$33.6	$7.5	$22.7	$2.7	$0.7
September 30, 2022	$36.7	$13.1	$10.3	$12.8	$0.5

The Company's current restructuring activities are expected to continue through 2023. The Company expects to record aggregate future charges of approximately $24 million during the fourth quarter of 2023. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)

Overview
Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) is a global leader in the engineering and manufacturing of factory automation sub-systems, industrial powertrain solutions, automation and mechanical power transmission components, electric motors and electronic controls, air moving products, and specialty electrical components and systems, serving customers around the world. Through longstanding technology leadership and an intentional focus on producing more energy-efficient products and systems, we help create a better tomorrow – for our customers and for the planet. We are headquartered in Milwaukee, Wisconsin and have manufacturing, sales and service facilities worldwide.

Our company is comprised of four operating segments: Industrial Powertrain Solutions (IPS), Power Efficiency Solutions (PES), Automation & Motion Control (AMC) and Industrial Systems. Effective during the first quarter of 2023, in conjunction with the Altra Transaction (as defined in Note 3 - Held for Sale, Acquisitions and Divestitures), we realigned our four operating segments with the change to our management structure and operating model. See Note 6 - Segment Information of the Notes to the Condensed Consolidated Financial Statements for further information.

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

On September 23, 2023, we signed an agreement to sell our industrial motors and generators businesses which represent the majority the Industrial Systems operating segment for total consideration of $400 million plus cash transferred at close, subject to working capital and other customary purchase price adjustments. This transaction is expected to close in the first half of 2024. The assets and liabilities related to these businesses have been reclassified to Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of September 30, 2023. The sale of the industrial motors and generators businesses does not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, did not qualify for presentation as discontinued operations. See Note 3 - Held for Sale, Acquisitions and Divestitures of the Notes to the Condensed Consolidated Financial Statements for further information.

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

Altra Transaction
On March 27, 2023, in accordance with the terms and conditions of the Altra Merger Agreement, by and among us, Altra, and Merger Sub, pursuant to the satisfaction of specified conditions, Merger Sub merged with and into Altra, with Altra surviving the Altra Merger as our wholly owned subsidiary. See Note 3 - Held for Sale, Acquisitions and Divestitures of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Altra Transaction.
In connection with the Altra Transaction, we entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources”.

2023 Outlook
We now expect a mid-single digit percentage decline in organic sales, and a loss per share for fiscal 2023, driven by the $112.7 million loss on assets held for sale and the $57.3 million goodwill impairment following the announced sale of the industrial motors and generators businesses. We expect benefits from merger and acquisition synergies, improving new product mix, ongoing 80/20 initiatives and various productivity initiatives to be more than offset by headwinds from lower volumes, material and non-material inflation, strategic growth investments, a higher tax rate, higher net interest expense and higher depreciation expense.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Sales:
Industrial Powertrain Solutions	$640.7	$415.6	$1,753.8	$1,254.0
Power Efficiency Solutions	461.3	569.1	1,390.9	1,731.7
Automation & Motion Control	419.8	192.6	1,096.1	571.0
Industrial Systems	128.0	148.0	401.7	416.5
Consolidated	$1,649.8	$1,325.3	$4,642.5	$3,973.2

Gross Profit as a Percent of Net Sales:
Industrial Powertrain Solutions	33.7%	40.8%	35.2%	39.2%
Power Efficiency Solutions	29.9%	24.5%	28.0%	27.3%
Automation & Motion Control	38.4%	33.4%	37.7%	34.7%
Industrial Systems	21.3%	23.2%	21.0%	24.0%
Consolidated	32.9%	30.8%	32.4%	31.8%

Operating Expenses as a Percent of Net Sales:
Industrial Powertrain Solutions	27.5%	23.5%	29.2%	24.3%
Power Efficiency Solutions	15.8%	12.0%	15.8%	12.3%
Automation & Motion Control	28.1%	23.4%	29.8%	25.2%
Industrial Systems	152.4%	15.2%	61.3%	15.2%
Consolidated	34.1%	17.6%	28.1%	18.2%

Income (Loss) from Operations as a Percent of Net Sales:
Industrial Powertrain Solutions	6.1%	17.3%	6.0%	14.9%
Power Efficiency Solutions	14.1%	12.5%	12.2%	15.1%
Automation & Motion Control	10.3%	10.0%	7.9%	9.4%
Industrial Systems	(131.2)%	8.0%	(40.4)%	8.8%
Consolidated	(1.2)%	13.1%	4.3%	13.6%

(Loss) Income from Operations	$(20.4)	$173.9	$200.1	$538.7
Interest Expense	111.5	21.4	323.3	43.8
Interest Income	(3.5)	(1.3)	(40.5)	(3.2)
Other Income, Net	(2.5)	(1.3)	(6.7)	(4.1)
(Loss) Income before Taxes	(125.9)	155.1	(76.0)	502.2
Provision for Income Taxes	12.7	33.2	34.9	110.0
Net (Loss) Income	(138.6)	121.9	(110.9)	392.2
Less: Net Income Attributable to Noncontrolling Interests	0.9	2.1	2.4	4.8
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(139.5)	$119.8	$(113.3)	$387.4

Three Months Ended September 30, 2023 Compared to September 30, 2022
Net sales increased $324.5 million or 24.5% for the third quarter 2023 compared to the third quarter 2022. The increase consisted of acquisition growth of 34.9% and positive foreign currency translation of 0.4% offset by negative organic sales of 10.8%. The increase was primarily driven by the acquisition of Altra partially offset by lower net sales within the Power Efficiency Solutions and Industrial Systems segments. Gross profit increased $134.5 million or 33.0% for the third quarter 2023 as compared to the third quarter 2022. The increase in gross profit was driven by the acquisition of Altra and lower restructuring costs partially offset by lower gross profit within the Power Efficiency Solutions and Industrial Systems segments. Total operating expenses for the third quarter 2023 increased $328.8 million or 140.6% as compared to the third quarter 2022 primarily due to the acquisition of Altra including transaction costs and the loss on assets held for sale and goodwill impairment resulting from the announced sale of the industrial motors and generators businesses.
Industrial Powertrain Solutions segment net sales for the third quarter 2023 were $640.7 million, an increase of $225.1 million or 54.2% as compared to the third quarter 2022. The increase consisted of acquisition growth of 59.1% and positive foreign currency translation of 1.3% partially offset by negative organic sales of 6.2%. The increase was primarily driven by the acquisition of Altra. Gross profit increased $46.1 million or 27.2% as compared to the third quarter 2022. The increased gross profit was primarily driven by the acquisition of Altra. Total operating expenses for the third quarter 2023 increased $78.6 million or 80.4% as compared to the third quarter 2022 primarily due to the acquisition of Altra, including transaction costs and higher employee compensation.
Power Efficiency Solutions segment net sales for the third quarter 2023 were $461.3 million, a decrease of $107.8 million or 18.9% as compared to the third quarter 2022. The decrease consisted of negative organic sales of 19.1% offset by positive foreign currency translation of 0.1%. The decrease was primarily driven by lower volumes primarily resulting from slowing market demand in the North America pool pump, residential and light commercial HVAC and general industrial market. Gross profit decreased $1.4 million or 1.0% as compared to the third quarter 2022. The decrease in gross profit was primarily driven by lower volumes and labor inflation partially offset by lower freight costs and improved product mix. Total operating expenses for the third quarter 2023 increased by $4.5 million or 6.6% as compared to the third quarter 2022 primarily due to favorable foreign exchange gains in 2022.
Automation & Motion Control segment net sales were $419.8 million, an increase of $227.2 million or 118.0% as compared to the third quarter 2022. The increase consisted of acquisition growth of 112.5% and positive organic sales of 5.5%. The increase was primarily due to the acquisition of Altra, price increases and share gains in aerospace. Gross profit increased $96.9 million or 150.7% compared to the third quarter 2022. The increase in gross profit was primarily driven by the acquisition of Altra and higher price realization. Total operating expenses for the third quarter 2023 increased by $73.1 million or 162.4% as compared to the third quarter 2022 primarily due to the acquisition of Altra, including transaction costs.
Industrial Systems segment net sales for the third quarter 2023 were $128.0 million, a decrease of $20.0 million or 13.5% compared to third quarter 2022. The decrease consisted of negative organic sales of 13.2% and negative foreign currency translation of 0.3%. The decrease was primarily driven by a decrease in demand in the North American motors market and slowing economic activity in the Chinese motors and generators markets, partially offset by growth in the European motors market. Gross profit for the third quarter 2023 decreased $7.1 million or 20.7%. The decrease was driven by volume declines. Total operating expenses for the third quarter 2023 increased $172.6 million as compared to the third quarter 2022 primarily due to the $112.7 million loss on assets held for sale and the $57.3 million goodwill impairment following the announced sale of the industrial motors and generators businesses.
Nine Months Ended September 30, 2023 Compared to September 30, 2022
Net sales increased $669.3 million or 16.8% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase consisted of acquisition growth of 25.5%, offset by negative organic sales of 8.0% and negative foreign currency translation of 0.6%. The increase was primarily driven by the acquisition of Altra and price increases, partially offset by lower net sales within the Power Efficiency Solutions and Industrial Systems segments. Gross profit increased $241.0 million or 19.1% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in gross profit was driven by the acquisition of Altra, higher price realization and lower freight costs partially offset by lower gross profit within the Power Efficiency Solutions and Industrial Systems segments. Total operating expenses for the nine months ended September 30, 2023 increased $579.6 million or 80.0% as compared to the nine months ended September 30, 2022 primarily due to the acquisition of Altra including transaction costs, higher employee compensation costs and the loss on assets held for sale and goodwill impairment following the announced sale of the industrial motors and generators businesses.
Industrial Powertrain Solutions segment net sales for the nine months ended September 30, 2023 were $1,753.8 million, an increase of $499.8 million or 39.9% as compared to the nine months ended September 30, 2022. The increase consisted of acquisition growth of 42.2%, offset by negative foreign currency translation of 0.3% and negative organic sales of 2.1%. The increase was primarily driven by the acquisition of Altra. Gross profit increased $125.9 million or 25.6% as compared to the nine months ended September 30, 2022. The increased gross profit was primarily driven by the acquisition of Altra and lower restructuring costs. Total operating expenses for the nine months ended September 30, 2023 increased $207.4 million or 68.1% as compared to the nine months ended September 30, 2022 primarily due to the acquisition of Altra including transaction costs and higher employee compensation costs.

Power Efficiency Solutions segment net sales for the nine months ended September 30, 2023 were $1,390.9 million, a decrease of $340.8 million or 19.7% as compared to the nine months ended September 30, 2022. The decrease consisted of negative organic sales of 19.1% and negative foreign currency translation of 0.6%. The decrease was primarily driven by lower volumes resulting from slowing market demand in the North America pool pump, residential and light commercial HVAC and general industrial markets. Gross profit decreased $84.1 million or 17.8% as compared to the nine months ended September 30, 2022. The decrease in gross profit was primarily driven by lower volume, higher restructuring costs and labor inflation partially offset by lower freight costs and improved product mix. Total operating expenses for the nine months ended September 30, 2023 increased $7.0 million or 3.3% as compared to the nine months ended September 30, 2022 primarily due to favorable foreign exchange rates in 2022.
Automation & Motion Control segment net sales were $1,096.1 million, an increase of $525.1 million or 92.0% as compared to the nine months ended September 30, 2022. The increase consisted of acquisition growth of 84.7% and positive organic sales of 8.0%, offset by negative foreign currency translation of 0.7%. The increase was primarily due to the acquisition of Altra, price increases and share gains in aerospace and conveying. Gross profit increased $214.9 million or 108.6% compared to the nine months ended September 30, 2022. The increase in gross profit was primarily driven by the acquisition of Altra, higher price realization and lower restructuring costs. Total operating expenses for the nine months ended September 30, 2023 increased $182.2 million as compared to the nine months ended September 30, 2022 primarily due to the acquisition of Altra including transaction costs and higher employee compensation costs.
Industrial Systems segment net sales for the nine months ended September 30, 2023 were $401.7 million, a decrease of $14.8 million or 3.6% compared to nine months ended September 30, 2022 net sales of $416.5 million. The decrease consisted of negative organic sales of 1.8% and negative foreign currency translation of 1.8%. The decrease was primarily driven by softness in demand in the North American motors market and weakness in the Chinese motors and generators markets, partially offset by strength in demand in the North American generators market and European motors market. Gross profit for the nine months ended September 30, 2023 decreased $15.7 million or 15.7%. The decrease was driven by foreign exchange losses and material inflation, partially offset by price realization. Total operating expenses for the nine months ended September 30, 2023 increased $183.0 million as compared to the nine months ended September 30, 2022 primarily due to the $112.7 million loss on assets held for sale and the $57.3 million goodwill impairment following the announced sale of the industrial motors and generators businesses in addition to increased employee compensation costs, commissions and foreign exchange losses.
The effective tax rate for the three months ended September 30, 2023 was (10.1)% versus 21.4% for the three months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was (45.9)% versus 21.9% for the nine months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was lower than the same period in the prior year due to the loss before taxes, which was primarily driven by the non-deductible goodwill impairment and loss on assets held for sale associated with the anticipated sale of the industrial motors and generators businesses. The effective tax rate for the nine months ended September 30, 2023 was lower than the same period in the prior year due to the loss before taxes, which was primarily driven by the non-deductible goodwill impairment and loss on assets held for sale associated with the anticipated sale of the industrial motors and generators businesses and the non-deductible transaction costs associated with the Altra Transaction.

Non-GAAP Measures

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As noted above, in this Quarterly Report on Form 10-Q, we also disclose organic sales, organic sales growth and acquisition growth, which are considered non-GAAP financial measures. We use the term "organic sales growth" to refer to its increase in sales between periods that is attributable to sales. "Organic sales" refers to GAAP sales from existing operations excluding any sales from acquired businesses recorded prior to the first anniversary of the acquisition and excluding any sales from business divested/to be exited recorded prior to the first anniversary of the exit and excluding the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period's organic sales using the currency exchange rates that were in effect during the prior year periods. We reconcile these non-GAAP measures in the table below to GAAP net sales. We believe that these non-GAAP financial measures are useful measures for providing investors with additional information regarding our results of operations and for helping investors understand and compare our operating results across accounting periods and compared to our peers. This additional non-GAAP information is not meant to be considered in isolation or as a substitute for the Company's results of operations prepared and presented in accordance with GAAP.

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Three Months Ended September 30, 2023	$640.7	$461.3	$419.8	$128.0	$1,649.8
Net Sales from Businesses Acquired	(245.5)	—	(216.6)	—	(462.1)
Impact from Foreign Currency Exchange Rates	(5.5)	(0.7)	—	0.5	(5.7)
Organic Sales for Three Months Ended September 30, 2023	$389.7	$460.6	$203.2	$128.5	$1,182.0

Organic Sales Growth for Three Months Ended September 30, 2023	(6.2)%	(19.1)%	5.5%	(13.2)%	(10.8)%
Acquisition Growth for Three Months ended September 30, 2023	59.1%	—%	112.5%	—%	34.9%
Impact from Foreign Currency Exchange Rates	1.3%	0.1%	—%	(0.3)%	0.4%

Net Sales for Three Months Ended September 30, 2022	$415.6	$569.1	$192.6	$148.0	$1,325.3

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Nine Months Ended September 30, 2023	$1,753.8	$1,390.9	$1,096.1	$401.7	$4,642.5
Net Sales from Businesses Acquired	(529.6)	—	(483.9)	—	(1,013.5)
Impact from Foreign Currency Exchange Rates	3.4	10.2	4.2	7.4	25.2
Organic Sales for Nine Months Ended September 30, 2023	$1,227.6	$1,401.1	$616.4	$409.1	$3,654.2

Organic Sales Growth for Nine Months Ended September 30, 2023	(2.1)%	(19.1)%	8.0%	(1.8)%	(8.0)%
Acquisition Growth for Nine Months ended September 30, 2023	42.2%	—%	84.7%	—%	25.5%
Impact from Foreign Currency Exchange Rates	(0.3)%	(0.6)%	(0.7)%	(1.8)%	(0.6)%

Net Sales for Nine Months Ended September 30, 2022	$1,254.0	$1,731.7	$571.0	$416.5	$3,973.2

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

Cash flow provided by operating activities was $514.0 million for the nine months ended September 30, 2023, a $276.0 million increase from the nine months ended September 30, 2022. This increase was driven primarily by improvements in cash flows related to working capital, partially offset by payments for certain acquisition costs.

Cash flow used in investing activities was $4,952.6 million for the nine months ended September 30, 2023 as compared to cash flow used in investing activities of $84.1 million for the nine months ended September 30, 2022. The change was driven primarily by $4,870.2 million of cash paid for Altra in the current year and higher capital additions.

In the remainder of fiscal 2023, we anticipate capital spending for property, plant and equipment to be approximately $40 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of fiscal 2023. We anticipate funding remaining fiscal 2023 capital spending with operating cash flows.

Cash flow provided by financing activities was $4,354.7 million for the nine months ended September 30, 2023, compared to $41.4 million used in financing activities for the nine months ended September 30, 2022. We had net debt borrowings of $4,492.2 million during the nine months ended September 30, 2023, compared to net debt borrowings of $282.2 million during the nine months ended September 30, 2022. The increase was primarily driven by the $4.7 billion of Senior Notes issued in January 2023 and $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment of the $500.0 million of Private Placement Notes in January 2023, payments of $122.1 million on the term loan and $412.5 million net repayments made on the revolver during the nine months ended September 30, 2023. There were no share repurchases for the nine months ended September 30, 2023, compared to $239.2 million shares repurchases for the nine months ended September 30, 2022. There were $69.6 million of dividends paid for the nine months ended September 30, 2023, compared to $67.9 million of dividends in the prior year. There were $51.1 million in financing fees paid for the nine months ended September 30, 2023, compared to $6.5 million of fees in the prior year. There were $8.4 million of distributions paid to noncontrolling interests for the nine months ended September 30, 2023 compared to $6.2 million for the nine months ended September 30, 2022.

Our working capital was $2,066.6 million (inclusive of assets and liabilities assumed from the Altra Transaction and assets and liabilities classified as held for sale) as of September 30, 2023, compared to $1,998.3 million as of December 31, 2022. As of September 30, 2023 and December 31, 2022, our current ratio (which is the ratio of our current assets to current liabilities) was 2.6:1 and 3.0:1, respectively. Our working capital increased primarily as a result of assets and liabilities assumed as part of the Altra Transaction.

The following table presents selected financial information and statistics as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$540.6	$688.5
Trade Receivables, Net	918.7	797.4
Inventories	1,302.8	1,336.9
Working Capital	2,066.6	1,998.3
Current Ratio	2.6:1	3.0:1

As of September 30, 2023, $585.8 million of our cash, which includes cash in assets held for sale, was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations and the available capacity under the revolver. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of September 30, 2023, we have repatriated approximately $759.6 million of foreign cash in fiscal 2023 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in the fourth quarter of fiscal 2023.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

Financing Agreement
During the nine months ended September 30, 2023, the Company made the following updates to its financing agreements primarily in connection with the Altra Transaction:

•Issued Senior Notes on January 24, 2023 and received $4,647.0 million in net proceeds
•Incurred additional term loans under the Term Facility of $840.0 million on March 27, 2023
•Increased the commitments under the Multicurrency Revolving Facility by $570.0 million on March 27, 2023
•Assumed the Altra Notes of $18.1 million
•Repaid in full the Private Placement Notes of $500.0 million

The Company will incur significant incremental interest expense as a result of the debt issuances above. The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time. The Company also plans to use the net proceeds from the proposed sale of its industrial motors and generators businesses to repay outstanding debt.

As of September 30, 2023, the Company had no standby letters of credit issued under the Multicurrency Revolver Facility, and $1,553.5 million of available borrowing capacity. For the three months ended September 30, 2023 and September 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $123.9 million and $600.5 million, respectively, and the weighted average interest rate was 7.2% and 3.5%, respectively. For the nine months ended September 30, 2023 and September 30, 2022 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $320.0 million and $719.0 million, respectively, and the weighted average interest rate was 6.6% and 2.2%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

See Note 7 - Debt and Bank Credit Facilities and Note 3 – Held for Sale, Acquisitions and Divestitures for more information.

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
Interest Rate Risk
We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of September 30, 2023, excluding the impact of interest rate swaps, we had $4,796.4 million of fixed rate debt and $1,757.4 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.
We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of September 30, 2023 would result in a $12.7 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.
Details regarding the instruments as of September 30, 2023 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$12.2
As of September 30, 2023 and December 31, 2022, a $12.2 million and $7.9 million interest rate swap asset was included in Other Noncurrent Assets, respectively. There was an unrealized gain of $16.8 million (a $7.6 million gain on the terminated swaps and a $9.2 million gain on the active swaps) and $17.0 million, net of tax, as of September 30, 2023 and December 31, 2022, respectively, that was recorded in AOCI for the effective portion of the hedges.
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
As of September 30, 2023, derivative currency assets (liabilities) of $30.0 million, $0.7 million, $(4.9) million and $(0.6) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of December 31, 2022, derivative currency assets (liabilities) of $13.0 million, $0.9 million and $(4.8) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $8.1 million net of tax, and $6.3 million net of tax, as of September 30, 2023 and December 31, 2022 respectively, were recorded in AOCI. As of September 30, 2023 and December 31, 2022, we had $12.9 million and $5.3 million, respectively, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 30, 2023:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$377.9	$0.5	$37.8	$(37.8)
Mexican Peso	138.3	13.7	13.8	(13.8)
Euro	623.3	11.1	62.3	(62.3)
Indian Rupee	41.2	(0.1)	4.1	(4.1)
Australian Dollar	0.3	—	—	—
Swedish Krona	1.6	—	0.2	(0.2)
British Pound	6.7	—	0.7	(0.7)
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
Derivative commodity assets (liabilities) of $0.6 million, $0.1 million, $(2.1) million and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses and Other Noncurrent

Liabilities. respectively, as of September 30, 2023. Derivative commodity assets (liabilities) of $0.9 million, $0.3 million and $(10.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2022. The unrealized loss on the effective portion of the hedges of $1.3 million net of tax and the unrealized loss on the effective portion of the hedges of $6.9 million net of tax, as of September 30, 2023 and December 31, 2022, respectively, was recorded in AOCI. As of September 30, 2023, we had $2.1 million, net of tax, of derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 31, 2022, there was an additional $4.4 million, net of tax, derivative commodity loss on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.
The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 30, 2023:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$47.5	$(1.5)	$4.8	$(4.8)
Aluminum	3.7	(0.3)	0.4	(0.4)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.
The net AOCI hedging component balance consists of $34.4 million of gains as of September 30, 2023 which includes $21.5 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended September 30, 2023, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock available to be purchased as of September 30, 2023 is $195.0 million.

ITEM 5. OTHER INFORMATION

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: November 3, 2023

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: November 3, 2023