Form 10-Q
period 2024-03-31
REGAL REXNORD CORP
filed 2024-05-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On May 3, 2024 the registrant had outstanding 66,518,762 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

All statements in this report, other than those relating to historical facts, are “forward-looking statements.” Forward-looking statements can generally be identified their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about future strategic plans and future financial and operating results. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the sale of the Industrial Motors and Generators businesses, the acquisition of Altra Industrial Motion Corp. (the "Altra Transaction"), and the merger with the Rexnord Process & Motion Control business (the “Rexnord PMC business”) within the expected time-frames or at all and to successfully integrate Altra Industrial Motion Corp. (“Altra”) and the Rexnord PMC business;
•the Company’s substantial indebtedness as a result of the Altra Transaction and the effects of such indebtedness on the Company’s financial flexibility;
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
•unanticipated operating costs, customer loss and business disruption;
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
•the ability to develop new products based on technological innovation, such as the Internet of Things and artificial intelligence, and marketplace acceptance of new and existing products;
•dependence on significant customers and distributors;
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
•prolonged declines in one or more markets;
•economic changes in global markets, such as reduced demand for products, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, immigration, customs, border actions and the like, and other external factors that the Company cannot control;
•product liability, asbestos and other litigation, or claims by end users, government agencies or others that products or customers' applications failed to perform as anticipated;
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
•costs and unanticipated liabilities arising from rapidly evolving laws and regulations;

and other factors that can be found in our filings with the Securities and Exchange Commission (the "SEC") including our most recent periodic reports filed on Form 10-K and Form 10-Q, which are available on our Investor Relations website. Forward-looking statements are given only as of the date of this report and we disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Sales	$1,547.7	$1,224.1
Cost of Sales	994.6	826.0
Gross Profit	553.1	398.1
Operating Expenses	397.7	329.2
Loss on Assets Held for Sale	21.5	—
Total Operating Expenses	419.2	329.2
Income from Operations	133.9	68.9
Interest Expense	105.4	95.4
Interest Income	(3.1)	(31.9)
Other Expense (Income), Net	0.3	(1.4)
Income before Taxes	31.3	6.8
Provision for Income Taxes	10.9	12.3
Net Income (Loss)	20.4	(5.5)
Less: Net Income Attributable to Noncontrolling Interests	0.6	0.4
Net Income (Loss) Attributable to Regal Rexnord Corporation	$19.8	$(5.9)
Earnings (Loss) Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.30	$(0.09)
Assuming Dilution	$0.30	$(0.09)
Weighted Average Number of Shares Outstanding:
Basic	66.4	66.2
Assuming Dilution	66.8	66.6

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income (Loss)	$20.4	$(5.5)
Other Comprehensive (Loss) Income Net of Tax:
Foreign Currency Translation Adjustments	(87.5)	34.5
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $2.3 million and $5.3 million for the Three Months Ended March 31, 2024 and March 31, 2023, Respectively	7.1	16.8
Reclassification of (Gains) Losses included in Net Income (Loss), Net of Tax Effects of $(2.4) million and $0.4 million for the Three Months Ended March 31, 2024 and March 31, 2023, Respectively	(7.5)	1.3
Pension and Post Retirement Plans:
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income (Loss), Net of Tax Effects of zero and $(0.1) million for the Three Months Ended March 31, 2024 and March 31, 2023, Respectively	0.2	(0.4)
Other Comprehensive (Loss) Income	(87.7)	52.2
Comprehensive (Loss) Income	(67.3)	46.7
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.2	0.7
Comprehensive (Loss) Income Attributable to Regal Rexnord Corporation	$(67.5)	$46.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$465.3	$574.0
Trade Receivables, Less Allowances of $29.3 million and $30.3 million in 2024 and 2023, Respectively	828.1	921.6
Inventories	1,319.1	1,274.2
Prepaid Expenses and Other Current Assets	275.9	245.6
Assets Held for Sale	377.2	368.6
Total Current Assets	3,265.6	3,384.0
Net Property, Plant and Equipment	994.0	1,041.2
Operating Lease Assets	166.0	172.8
Goodwill	6,506.2	6,553.1
Intangible Assets, Net of Amortization	3,965.8	4,083.4
Deferred Income Tax Benefits	37.0	33.8
Other Noncurrent Assets	70.7	69.0
Noncurrent Assets Held for Sale	68.5	94.1
Total Assets	$15,073.8	$15,431.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$566.1	$549.4
Dividends Payable	23.3	23.2
Accrued Compensation and Employee Benefits	154.0	198.7
Accrued Interest	92.6	85.1
Other Accrued Expenses	282.6	325.2
Current Operating Lease Liabilities	36.1	37.2
Current Maturities of Long-Term Debt	3.9	3.9
Liabilities Held for Sale	89.9	103.7
Total Current Liabilities	1,248.5	1,326.4
Long-Term Debt	6,242.0	6,377.0
Deferred Income Taxes	966.9	1,012.7
Pension and Other Post Retirement Benefits	114.7	120.4
Noncurrent Operating Lease Liabilities	129.4	132.2
Other Noncurrent Liabilities	76.9	77.2
Noncurrent Liabilities Held for Sale	19.9	20.4
Contingencies (see Note 12 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 150.0 million Shares Authorized, 66.5 million and 66.3 million Shares Issued and Outstanding for 2024 and 2023, Respectively	0.7	0.7
Additional Paid-In Capital	4,647.2	4,646.2
Retained Earnings	1,976.3	1,979.8
Accumulated Other Comprehensive Loss	(369.7)	(282.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,254.5	6,344.3
Noncontrolling Interests	21.0	20.8
Total Equity	6,275.5	6,365.1
Total Liabilities and Equity	$15,073.8	$15,431.4
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	19.8	—	0.6	20.4
Other Comprehensive Loss	—	—	—	(87.3)	(0.4)	(87.7)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised	—	(8.1)	—	—	—	(8.1)
Share-Based Compensation	—	9.1	—	—	—	9.1
March 31, 2024	$0.7	$4,647.2	$1,976.3	$(369.7)	$21.0	$6,275.5

December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net (Loss) Income	—	—	(5.9)	—	0.4	(5.5)
Other Comprehensive Income	—	—	—	51.9	0.3	52.2
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(7.5)	—	—	—	(7.5)
Replacement Equity-Based Awards Granted	—	11.1		—	—	11.1
Share-Based Compensation	—	6.0	—	—	—	6.0
March 31, 2023	$0.7	$4,619.2	$2,100.9	$(300.2)	$35.1	$6,455.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$20.4	$(5.5)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	41.5	30.2
Amortization	86.7	46.3
Loss on Assets Held for Sale	21.5	—
Noncash Lease Expense	11.3	7.7
Share-Based Compensation Expense	9.1	21.7
Financing Fee Expense	3.1	23.0
Benefit from Deferred Income Taxes	(30.4)	(10.2)
Other Non-Cash Changes	1.4	0.3
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	47.7	31.7
Inventories	(47.8)	47.1
Accounts Payable	14.5	(18.3)
Other Assets and Liabilities	(95.9)	(67.8)
Net Cash Provided by Operating Activities	83.1	106.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(18.5)	(18.7)
Business Acquisitions, Net of Cash Acquired	—	(4,852.9)
Proceeds Received from Sales of Property, Plant and Equipment	1.0	6.1
Net Cash Used in Investing Activities	(17.5)	(4,865.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	495.1	893.3
Repayments Under Revolving Credit Facility	(566.8)	(639.5)
Proceeds from Short-Term Borrowings	—	14.1
Repayments of Short-Term Borrowings	—	(15.9)
Proceeds from Long-Term Borrowings	—	5,532.9
Repayments of Long-Term Borrowings	(65.8)	(500.8)
Dividends Paid to Shareholders	(23.3)	(23.2)
Shares Surrendered for Taxes	(10.7)	(8.2)
Proceeds from the Exercise of Stock Options	3.5	0.9
Financing Fees Paid	—	(50.0)
Net Cash (Used in) Provided By Financing Activities	(168.0)	5,203.6
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(10.5)	10.5
Net (Decrease) Increase in Cash and Cash Equivalents	(112.9)	454.8
Cash and Cash Equivalents at Beginning of Period	635.3	688.5
Cash and Cash Equivalents at End of Period	$522.4	$1,143.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$94.8	$75.1
Income taxes	$36.2	$23.0
Cash and Cash Equivalents Presentation:
Cash and Cash Equivalents	$465.3	1,143.3
Assets Held for Sale	57.1	—
Total Cash and Cash Equivalents	$522.4	$1,143.3
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2023, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and March 31, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024.
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

The sale of the industrial motors and generators businesses, as further described in Note 3 – Held for Sale, Acquisitions and Divestitures, does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations. The assets and liabilities related to these businesses were reclassified to Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of September 30, 2023.

Reclassifications

Benefit from Deferred Income Taxes for the three months ended March 31, 2023 has been reclassified from Current Liabilities and Other and presented individually in the Condensed Consolidated Statements of Cash Flows to conform to the presentation used for the three months ended March 31, 2024.

2. OTHER FINANCIAL INFORMATION

Revenue Recognition

The Company recognizes revenue from the sale of electric motors, electrical motion controls, power generation, automation and power transmission products and components, factory automation sub-systems, industrial powertrain solutions, air moving products, and specialty electrical components and systems. The Company recognizes revenue when control of the product passes to the customer or the service is provided. Revenue is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
March 31, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$406.9	$296.9	$263.2	$58.8	$1,025.8
Asia	35.7	37.8	21.1	34.0	128.6
Europe	150.0	34.6	95.8	13.4	293.8
Rest-of-World	50.8	16.0	20.1	12.6	99.5
Total	$643.4	$385.3	$400.2	$118.8	$1,547.7

March 31, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$293.2	$367.4	$141.8	$73.7	$876.1
Asia	16.5	43.8	1.4	36.7	98.4
Europe	52.8	42.7	43.8	15.6	154.9
Rest-of-World	51.9	15.6	16.2	11.0	94.7
Total	$414.4	$469.5	$203.2	$137.0	$1,224.1
Trade Receivables

The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses. The specific customer account analysis considers such items as credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses.

Inventories

The following table presents approximate percentage distribution between major classes of inventories:

	March 31, 2024	December 31, 2023
Raw Material and Work in Process	67.4%	66.7%
Finished Goods and Purchased Parts	32.6%	33.3%

Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.

Property, Plant, and Equipment

The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	March 31, 2024	December 31, 2023
Land and Improvements		$132.7	$139.2
Buildings and Improvements	3 - 50	389.2	414.5
Machinery and Equipment	3 - 15	1,221.5	1,219.4
Property, Plant and Equipment		1,743.4	1,773.1
Less: Accumulated Depreciation		(749.4)	(731.9)
Net Property, Plant and Equipment		$994.0	$1,041.2

As of March 31, 2024 and December 31, 2023, $43.6 million and $44.4 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program

The Company's supplier finance program with Bank of America ("the Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days' notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $41.6 million and $60.8 million as of March 31, 2024 and December 31, 2023, respectively.

3. HELD FOR SALE, ACQUISITIONS AND DIVESTITURES

Assets and Liabilities Held for Sale - Industrial Systems

On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represent the substantial majority of the Industrial Systems operating segment. The transaction closed on April 30, 2024 for total consideration of $400 million, approximately 17% of which is deferred and will be paid upon the completion of the China Business transfer, as defined below. The total consideration remains subject to taxes, transaction expenses, working capital adjustments and customary post-closing adjustments. The Company anticipates that aggregate net proceeds will approximate $355 million. Due to administrative requirements, the transfer of the Chinese subsidiaries of the industrial motors and generators business, (the “China Business”) remains in progress and is expected to occur following completion of customary local filings and transfer documentation. The Company expects the deferred transfer of the China Business will occur in mid second quarter of 2024, at which time it anticipates it will receive the portion of the purchase price allocated to the China Business. The sale of the industrial motors and generators businesses does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations. The assets and liabilities related to these businesses were included in Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale as shown in the table below:

	March 31, 2024	December 31, 2023
Assets Held for Sale
Cash and Cash Equivalents	$57.1	$61.3
Trade Receivables, Less Allowances	92.8	88.3
Inventories	192.5	199.7
Prepaid Expenses and Other Current Assets	13.1	12.2
Total Current Assets Held for Sale	$355.5	$361.5
Net Property, Plant and Equipment	94.4	96.0
Operating Lease Assets	17.4	18.0
Goodwill	54.5	54.7
Intangible Assets, Net of Amortization	1.9	2.1
Deferred Income Tax Benefits	8.0	11.0
Other Noncurrent Assets	1.5	—
Loss on Assets Held for Sale	(109.2)	(87.7)
Total Noncurrent Assets Held for Sale	$68.5	$94.1

Liabilities Held for Sale
Accounts Payable	$60.0	$67.2
Accrued Compensation and Employee Benefits	7.6	11.3
Other Accrued Expenses	18.6	21.7
Current Operating Lease Liabilities	3.7	3.5
Total Current Liabilities Held for Sale	$89.9	$103.7
Pension and Other Post Retirement Benefits	0.9	0.9
Noncurrent Operating Lease Liabilities	15.4	16.2
Other Noncurrent Liabilities	3.6	3.3
Total Noncurrent Liabilities Held for Sale	$19.9	$20.4

In addition to the assets and liabilities of the industrial motors and generators businesses, there are other assets recorded in Assets Held for Sale on the Company's Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, which are not material.

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

Pursuant to the Altra Merger Agreement, following the Altra Merger, each of Altra’s issued and outstanding shares of common stock were converted into $62.00 in cash, without interest (the “Altra Merger Consideration”). In addition, all Altra equity awards outstanding immediately prior to the Altra Merger were converted into an award of cash or an award of restricted stock equal to the equivalent value of the original equity award with similar terms and conditions based on the Altra Merger Consideration.

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

The total purchase price to acquire Altra was $5.1 billion, which consisted of the following:

Cash paid for outstanding Altra Common Stock(1)	$4,051.0
Stock based compensation(2)	23.1
Payment of Altra debt(3)	1,061.0
Pre-existing relationships(4)	(0.5)
Purchase price	$5,134.6

(1) Cash paid for the common stock component of the purchase price was based on 65.3 million shares of outstanding Altra Common Stock as of March 27, 2023 at $62.00 per share, in accordance with the Altra Merger Agreement.
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

The Company estimated the fair value of net assets acquired based on information available during the measurement period and as of March 31, 2024, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The fair value of the assets acquired and liabilities assumed were as follows:

	As Reported as of December 31, 2023	Measurement period adjustments	As of March 31, 2024

Cash and Cash Equivalents	$259.1	$—	$259.1
Trade Receivables	258.1	(1.5)	256.6
Inventories	387.5	(0.5)	387.0
Prepaid Expenses and Other Current Assets	32.4	—	32.4
Property, Plant and Equipment	403.0	(0.5)	402.5
Intangible Assets(2)	2,142.0	—	2,142.0
Deferred Income Tax Benefits	0.7	0.1	0.8
Operating Lease Assets	46.8	—	46.8
Other Noncurrent Assets	12.7	—	12.7
Accounts Payable	(183.3)	—	(183.3)
Accrued Compensation and Benefits	(66.0)	—	(66.0)
Other Accrued Expenses(1)	(144.6)	(0.7)	(145.3)
Current Operating Lease Liabilities	(12.3)	—	(12.3)
Current Maturities of Long-Term Debt	(0.4)	—	(0.4)
Long-Term Debt	(25.3)	—	(25.3)
Deferred Income Taxes	(533.3)	8.2	(525.1)
Pension and Other Post Retirement Benefits	(19.8)	—	(19.8)
Noncurrent Operating Lease Liabilities	(29.0)	—	(29.0)
Other Noncurrent Liabilities	(8.3)	—	(8.3)
Total Identifiable Net Assets	2,520.0	5.1	2,525.1
Goodwill	2,614.6	(5.1)	2,609.5
Purchase price	$5,134.6	$—	$5,134.6

(1) Includes $60.1 million related to Altra Transaction costs paid by the Company at the closing of the Altra Transaction.
(2) Includes $1,710.0 million related to Customer Relationships, $330.0 million related to Trademarks and $102.0 million related to Technology.

Transaction Costs

The Company incurred transaction and integration-related costs in connection with the Altra Transaction of approximately $5.0 million during the three months ended March 31, 2024, which includes legal, professional service and integration costs associated with the Altra Transaction. There were $65.6 million of transaction and integration-related costs in connection with the Altra Transaction recognized during the three months ended March 31, 2023, which includes legal and professional services and certain employee compensation costs, including severance and retention, that were recognized as Operating Expenses in the Company's Condensed Consolidated Statements of Income (Loss).

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

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company's financial results for the three months ended March 31, 2023. The March 31, 2023 information is presented as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's fiscal year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $81.3 million for the three months ended March 31, 2023, and (v) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

For the Three Months Ended March 31, 2023
Net Sales	$1,675.2
Net Income Attributable to Regal Rexnord Corporation	$37.6
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.57
Assuming Dilution	$0.56

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI") a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
March 31, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Income (Loss) before Reclassifications	9.4	—	(87.1)	(77.7)
Tax Impact	(2.3)	—	—	(2.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(9.9)	0.2	—	(9.7)
Tax Impact	2.4	—	—	2.4
Net Current Period Other Comprehensive (Loss) Income	(0.4)	0.2	(87.1)	(87.3)
Ending Balance	$28.4	$(24.8)	$(373.3)	$(369.7)

March 31, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income before Reclassifications	22.1	—	34.2	56.3
Tax Impact	(5.3)	—	—	(5.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1.7	(0.5)	—	1.2
Tax Impact	(0.4)	0.1	—	(0.3)
Net Current Period Other Comprehensive Income (Loss)	18.1	(0.4)	34.2	51.9
Ending Balance	$35.4	$(13.7)	$(321.9)	$(300.2)

The Condensed Consolidated Statements of Income (Loss) line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 - Derivative Financial Instruments.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Expense (Income), Net (see also Note 8 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended March 31, 2024:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control
Balance as of December 31, 2023	$6,553.1	$3,747.0	$753.9	$2,052.2
Acquisitions	(5.1)	(5.8)	—	0.7
Translation Adjustments	(41.8)	(20.1)	(2.2)	(19.5)
Balance as of March 31, 2024	$6,506.2	$3,721.1	$751.7	$2,033.4

Cumulative Goodwill Impairment Charges(1)	$223.6	$18.1	$200.4	$5.1
(1) Excludes impairment charges related to Industrial Systems.

Intangible Assets

Intangible assets consist of the following:

		March 31, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$4,000.8	$804.6	$3,196.2	$4,028.5	$746.2	$3,282.3
Technology	13	300.3	97.5	202.8	302.6	92.9	209.7
Trademarks	10	705.5	138.7	566.8	712.1	120.7	591.4
Total Intangibles		$5,006.6	$1,040.8	$3,965.8	$5,043.2	$959.8	$4,083.4

Amortization expense recorded for the three months ended March 31, 2024 was $86.7 million. Amortization expense recorded for the three months ended March 31, 2023 was $46.3 million. Amortization expense for 2024 is estimated to be $348.7 million.

The following table presents future estimated annual amortization for intangible assets:

Year	Estimated Amortization
2025	$346.8
2026	343.5
2027	343.4
2028	343.4
2029	341.3

6. SEGMENT INFORMATION

As of March 31, 2024, the Company is comprised of four operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES"), Automation & Motion Control ("AMC"), and Industrial Systems.

The IPS segment designs, produces and services a broad portfolio of highly-engineered power transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion to power industrial applications. The segment serves a broad range of markets that include general industrial, metals & mining, agricultural and construction, food and beverage, energy, alternative energy and other markets.

The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated subsystems comprised of two or more of these components. The segment's products are used in residential and light commercial HVAC, water heater, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agriculture and other applications.

The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, precision motion control solutions, high-efficiency miniature servo motors, controls, drives and linear actuators, as well as power management products that include automatic transfer switches and paralleling switchgear. The segment sells into markets that include industrial automation, robotics, food and beverage, aerospace, medical, agricultural and construction, general industrial, data center, and other markets.
The Industrial Systems segment designs and produces integral motors, alternators for industrial applications, along with aftermarket parts and kits to support such products. These products serve the general industrial, metals and mining, and food and beverage end markets. As described within Note 3 – Held for Sale, Acquisitions and Divestitures, the sale of the industrial motors and generators business was completed on April 30, 2024.
The Company evaluates performance based on the segment's income (loss) from operations. Corporate costs have been allocated to each segment based on the net sales of each segment. The reported external net sales of each segment are from external customers.
The following sets forth certain financial information attributable to the Company's operating segments for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
March 31, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$643.4	$385.3	$400.2	$118.8	$—	$1,547.7
Intersegment Sales	2.9	5.1	4.6	0.3	(12.9)	—
Total Sales	646.3	390.4	404.8	119.1	(12.9)	1,547.7
Gross Profit	264.8	99.3	159.9	29.1	—	553.1
Operating Expenses	182.7	70.8	119.7	24.5	—	397.7
Loss on Assets Held for Sale	—	—	—	21.5	—	21.5
Total Operating Expenses	182.7	70.8	119.7	46.0	—	419.2
Income (Loss) from Operations	82.1	28.5	40.2	(16.9)	—	133.9
Depreciation and Amortization	70.2	11.6	45.9	0.5	—	128.2
Capital Expenditures	8.8	3.7	5.9	0.1	—	18.5

March 31, 2023
External Sales	$414.4	$469.5	$203.2	$137.0	$—	$1,224.1
Intersegment Sales	3.5	4.2	5.2	0.7	(13.6)	—
Total Sales	417.9	473.7	208.4	137.7	(13.6)	1,224.1
Gross Profit	177.4	117.7	75.4	27.6	—	398.1
Operating Expenses	151.5	72.3	80.6	24.8	—	329.2
Total Operating Expenses	151.5	72.3	80.6	24.8	—	329.2
Income (Loss) from Operations	25.9	45.4	(5.2)	2.8	—	68.9
Depreciation and Amortization	41.6	11.7	19.7	3.5	—	76.5
Capital Expenditures	5.4	8.7	3.1	1.5	—	18.7

The following table presents identifiable assets information attributable to the Company's operating segments as of March 31, 2024 and December 31, 2023:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of March 31, 2024	$7,838.1	$1,960.4	$4,836.6	$438.7	$15,073.8
Identifiable Assets as of December 31, 2023	8,009.4	2,036.4	4,909.2	476.4	15,431.4
7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Senior Notes	$4,700.0	$4,700.0
Term Facility	993.5	1,053.5
Land Term Facility	482.0	486.8
Multicurrency Revolving Facility	26.4	98.1
Altra Notes	18.1	18.1
Finance Leases	69.7	70.5
Other	7.1	7.5
Less: Debt Issuance Costs	(50.9)	(53.6)
Total	6,245.9	6,380.9
Less: Current Maturities	3.9	3.9
Long-Term Debt	$6,242.0	$6,377.0
The below discussion of the Company’s indebtedness should be read in conjunction with the Note 7 – Debt and Bank Credit Facilities in the Company’s 2023 Annual Report on Form 10-K filed on February 26, 2024.

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

Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin. The weighted average interest rate on the Term Facility for the three months ended March 31, 2024 and March 31, 2023 was 7.2% and 6.0%, respectively. The weighted average interest rate on the Land Term Facility for the three months ended March 31, 2024 and March 31, 2023 was 7.2% and 5.9%, respectively.

The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and are applied to the next payment due. The Land Term Facility has no required amortization.

As of March 31, 2024, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,543.6 million of available borrowing capacity. For the three months ended March 31, 2024 and March 31, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $98.5 million and $580.6 million, respectively, and the weighted average interest rate was 7.2% and 5.8%, respectively. The Company paid a non-use fee of 0.25% as of March 31, 2024 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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

The Senior Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and persons outside the United States in accordance with Regulation S under the Securities Act. Pursuant to a registration rights agreement, the Company agreed to exchange the Senior Notes with registered notes with terms substantially identical to those of the Senior Notes of the corresponding series (the “New Notes”) within 540 days from the date of issuance. The Company and certain subsidiaries that guarantee the Senior Notes filed a registration statement on Form S-4 with the SEC on March 26, 2024, registering an offer to exchange the Senior Notes validly tendered for New Notes of the corresponding series (the “Exchange Offer”). In May 2024, the Company and the guarantor subsidiaries completed the Exchange Offer, exchanging approximately $4,697.1 million in aggregate principal amount of Senior Notes for approximately $4,697.1 million in aggregate principal amount of New Notes of the corresponding series. The aggregate principal amount of Senior Notes not exchanged, approximately $2.9 million, remained outstanding across the four series of Senior Notes. The New Notes consist of approximately $1,099.0 million aggregate principal amount of 6.050% senior notes due 2026, $1,249.4 million aggregate principal amount of 6.050% senior notes due 2028, $1,099.4 million aggregate principal amount of 6.300% senior notes due 2030 and $1,249.3 million aggregate principal amount of 6.400% senior notes due 2033.

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

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of March 31, 2024.

Finance leases

The weighted average discount rate associated with the Company's finance leases was 5.2% as of March 31, 2024 and March 31, 2023.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Senior Notes was $4,791.7 million and $4,802.4 million as of March 31, 2024 and December 31, 2023, respectively, compared to a carrying value of $4,700.0 million as of March 31, 2024 and December 31, 2023. The Company believes that the fair value of all other debt instruments approximates their carrying value.

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended
	March 31, 2024	March 31, 2023
Service Cost	$0.5	$0.3
Interest Cost	5.4	5.6
Expected Return on Plan Assets	(5.0)	(6.7)
Amortization of Prior Service Cost and Net Actuarial Loss (Gain)	0.2	(0.5)
Special Termination Benefits	0.2	—
Net Periodic Benefit Expense (Income)	$1.3	$(1.3)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense (Income), Net on the Company's Condensed Consolidated Statements of Income (Loss).
For the three months ended March 31, 2024 and March 31, 2023, the Company contributed $1.8 million and $1.5 million, respectively, to retirement plans. The Company expects to make total contributions of $17.8 million in 2024. The Company contributed a total of $8.3 million in 2023.
For the three months ended March 31, 2024 and March 31, 2023, the Company contributed $11.6 million and $6.2 million, respectively, to defined contribution plans.
9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company recognized approximately $9.1 million and $21.7 million in share-based compensation expense for the three months ended March 31, 2024 and March 31, 2023, respectively. The expense for the three months ended March 31, 2023 includes $15.7 million related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Condensed Consolidated Statements of Income (Loss) for share-based compensation expense was $2.1 million and $1.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the three months ended March 31, 2024, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs	99,566	$62.85
Restricted Stock Units	107,395	$167.43
Performance Share Units	53,206	$245.81

10. INCOME TAXES

The effective tax rate for the three months ended March 31, 2024 was 34.8% versus 180.9% for the three months ended March 31, 2023, which was due to the non-deductible transaction costs associated with the Altra Transaction incurred in 2023.

As of March 31, 2024 and December 31, 2023, the Company had approximately $5.6 million and $8.5 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $1.2 million and $1.1 million of accrued interest as of March 31, 2024 and December 31, 2023, respectively.
11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.3 million and 0.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Denominator for Basic Earnings Per Share	66.4	66.2
Effect of Dilutive Securities	0.4	0.4
Denominator for Diluted Earnings Per Share	66.8	66.6

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

•Multiple lawsuits (with over 350 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business' Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company's insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning Balance	$34.5	$28.8
Less: Payments	(5.7)	(3.3)
Provisions	5.6	6.2
Acquisitions	—	9.8
Translation Adjustments	(0.2)	—
Ending Balance	$34.2	$41.5

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2024 or March 31, 2023.
Cash flow hedges
The effective of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or changes in market value of derivatives not designated as hedges are recognized in current earnings.
As of March 31, 2024 and December 31, 2023, the Company had $14.2 million and $15.1 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has currency forward contracts with maturities extending through March 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	March 31, 2024	December 31, 2023
Chinese Renminbi	$312.0	$302.3
Mexican Peso	72.1	101.4
Euro	617.4	465.8
Indian Rupee	24.4	30.1
British Pound	12.8	7.1

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through February 2025. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	March 31, 2024	December 31, 2023
Copper	$26.9	$37.5
Aluminum	0.9	1.4

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

Fair values of derivative instruments as of March 31, 2024 and December 31, 2023 were:

	March 31, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$8.6	$—
Currency Contracts	10.3	—	1.0
Commodity Contracts	1.1	—	0.3
Not Designated as Hedging Instruments:
Currency Contracts	1.2	—	0.7
Total Derivatives	$12.6	$8.6	$2.0

	December 31, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—
Currency Contracts	13.1	0.2	1.0
Commodity Contracts	1.0	0.1	0.6
Not Designated as Hedging Instruments:
Currency Contracts	1.3	—	5.9
Total Derivatives	$15.4	$5.6	$7.5

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	March 31, 2024				March 31, 2023
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$2.2	$4.0	$3.2	$9.4	$5.5	$20.3	$(3.7)	$22.1
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(0.3)	8.7	—	8.4	(5.0)	2.0	—	(3.0)
Gain Recognized in Interest Expense	—	—	1.5	1.5	—	—	1.3	1.3

Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) were:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$—	$—	$0.2	$—
Gain recognized in Operating Expenses	—	10.1	—	1.9

The AOCI balance related to hedging activities consists of a $28.4 million gain net of tax as of March 31, 2024 which includes $20.6 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income (Loss) in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of March 31, 2024 and December 31, 2023.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	March 31, 2024
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$21.2	$(1.4)	$19.8
Liabilities	2.0	(1.4)	0.6

	December 31, 2023
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$15.7	$(2.6)	$13.1
Liabilities	7.5	(2.6)	4.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 31, 2024 and December 31, 2023, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of March 31, 2024 and December 31, 2023.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$11.5	$14.4	Level 2
Derivative Commodity Contracts	1.1	1.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	14.9	12.7	Level 1
Derivative Currency Contracts	—	0.2	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Interest Rate Swap	8.6	5.3	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	1.7	6.9	Level 2
Derivative Commodity Contracts	0.3	0.6	Level 2
Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.

Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows using the SOFR forward yield curve for an instrument with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices. Senor Notes are valued based on rates for instruments with comparable maturities and credit quality. See Note 7 - Debt and Bank Credit Facilities for further information.

15. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three months ended March 31, 2024 and March 31, 2023. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning Balance	$29.1	$15.1
Acquisition(1)	—	0.2
Provision(2)	7.8	5.0
Less: Payments	16.1	10.2
Ending Balance	$20.8	$10.1

(1) Excludes $12.4 million of severance related to the Altra Transaction, which was paid in the second quarter 2023.
(2) Excludes $1.5 million of equipment related write-offs incurred in the first quarter of 2024.

The following table presents a reconciliation of restructuring costs for restructuring projects for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024			March 31, 2023
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$4.1	$0.7	$4.8	$2.3	$0.6	$2.9
Facility Related Costs	2.7	—	2.7	0.9	—	0.9
Other Expenses	1.6	0.2	1.8	1.2	—	1.2
Total Restructuring Costs	$8.4	$0.9	$9.3	$4.4	$0.6	$5.0

The following table presents restructuring costs by segment for the three months ended March 31, 2024 and March 31, 2023:

Restructuring Costs - Three Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
March 31, 2024	$9.3	$3.1	$4.9	$1.2	$0.1
March 31, 2023	$5.0	$(0.4)	$4.7	$0.5	$0.2

The Company's current restructuring activities are expected to continue through 2024. The Company expects to record aggregate future charges of approximately $32 million in the remainder of 2024. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

16. SUBSEQUENT EVENTS
See Note 3 – Held for Sale, Acquisitions and Divestitures for information on the sale of the industrial motors and generators businesses, which closed on April 30, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)

Overview

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) and its associates around the world help create a better tomorrow by providing sustainable solutions that power, transmit and control motion. The Company’s electric motors and air moving subsystems provide the power to create motion. A portfolio of highly engineered power transmission components and subsystems efficiently transmit motion to power industrial applications. Our automation offering, comprised of controls, actuators, drives, and small, precision motors control motion in applications ranging from factory automation to providing precision control in surgical tools. We are headquartered in Milwaukee, Wisconsin and have manufacturing, sales and service facilities worldwide.

As of March 31, 2024, our company is comprised of four operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES"), Automation & Motion Control ("AMC") and Industrial Systems.

A description of our four operating segments is as follows:

•The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion to power industrial applications. The segment serves a broad range of markets that include general industrial, metals and mining, agricultural and construction, food and beverage, energy, alternative energy, and other markets.

•The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated subsystems comprised of two or more of these components. The segment's products are used in residential and light commercial HVAC, water heaters, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agricultural and other applications.

•The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, precision motion control solutions, high-efficiency miniature servo motors, controls, drives and linear actuators, as well as power management products that include automatic transfer switches and paralleling switchgear. The segment sells into markets that include industrial automation, robotics, food and beverage, aerospace, medical, agricultural and construction, general industrial, data center, and other markets.

•The Industrial Systems segment designs and produces integral motors and alternators for industrial applications, along with aftermarket parts and kits to support such products. These products primarily serve the general industrial, metals and mining, and food and beverage end markets.

On September 23, 2023, we signed an agreement to sell our industrial motors and generators businesses which represent the substantial majority the Industrial Systems operating segment. The transaction closed on April 30, 2024 for a preliminary purchase price of $400 million, approximately 17% of which is deferred and will be paid upon the completion of the China Business transfer, as defined below. The total consideration remains subject to taxes, transaction expenses, working capital adjustments and customary post-closing adjustments. The Company anticipates that aggregate net proceeds will approximate $355 million. Due to administrative requirements, the transfer of the Chinese subsidiaries of the industrial motors and generators business, (the “China Business”) remains in progress and is expected to occur following completion of customary local filings and transfer documentation. The Company expects the deferred transfer of the China Business will occur in mid second quarter of 2024, at which time it anticipates it will receive the portion of the purchase price allocated to the China Business. The assets and liabilities related to these businesses are classified as Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of March 31, 2024. The sale of the industrial motors and generators businesses does not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, did not qualify for presentation as discontinued operations. See Note 3 - Held for Sale, Acquisitions and Divestitures of the Notes to the Condensed Consolidated Financial Statements for further information.

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

Outside of general economic cyclicality, our business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each business. Generally our PES segment, IPS segment, AMC segment and Industrial Systems segment each have broad customer base and a variety of applications for their products, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions. However, for example, a portion of our PES segment manufactures products that are used in air conditioning applications. As a result, our sales for that business may be lower in the first and fourth quarters and higher in the second and third quarters.

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

Income from Operations. Our income from operations consists of segment gross profit less segment operating expenses. In addition, there are shared operating costs that cover corporate, engineering and IT expenses that are consistently allocated to the operating segments and are included in segment operating expenses. Income from operations is a key metric used to measure year-over-year performance of the segments.

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
In connection with the Altra Transaction, we entered into certain financing arrangements, which are described below under “Liquidity and Capital Resources.”

2024 Outlook

The Company has updated its annual guidance for diluted earnings per share to a range of $3.97 to $4.77. The change reflects impacts tied to closing the sale of the industrial motors and generators businesses.

Results of Operations

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Sales:
Industrial Powertrain Solutions	$643.4	$414.4
Power Efficiency Solutions	385.3	469.5
Automation & Motion Control	400.2	203.2
Industrial Systems	118.8	137.0
Consolidated	$1,547.7	$1,224.1

Gross Profit as a Percent of Net Sales:
Industrial Powertrain Solutions	41.2%	42.8%
Power Efficiency Solutions	25.8%	25.1%
Automation & Motion Control	40.0%	37.1%
Industrial Systems	24.5%	20.1%
Consolidated	35.7%	32.5%

Operating Expenses as a Percent of Net Sales:
Industrial Powertrain Solutions	28.4%	36.6%
Power Efficiency Solutions	18.4%	15.4%
Automation & Motion Control	29.9%	39.7%
Industrial Systems	38.7%	18.1%
Consolidated	27.1%	26.9%

Income (Loss) from Operations as a Percent of Net Sales:
Industrial Powertrain Solutions	12.8%	6.3%
Power Efficiency Solutions	7.4%	9.7%
Automation & Motion Control	10.0%	(2.6)%
Industrial Systems	(14.2)%	2.0%
Consolidated	8.7%	5.6%

Income from Operations	$133.9	$68.9
Interest Expense	105.4	95.4
Interest Income	(3.1)	(31.9)
Other Expense (Income), Net	0.3	(1.4)
Income before Taxes	31.3	6.8
Provision for Income Taxes	10.9	12.3
Net Income (Loss)	20.4	(5.5)
Less: Net Income Attributable to Noncontrolling Interests	0.6	0.4
Net Income (Loss) Attributable to Regal Rexnord Corporation	$19.8	$(5.9)

Three Months Ended March 31, 2024 Compared to March 31, 2023

Net sales increased $323.6 million or 26.4% for the first quarter 2024 compared to the first quarter 2023. The increase consisted of acquisition growth of 36.1%, partially offset by an organic sales decline of 9.6% and negative foreign currency translation of 0.1%. The acquisition-related growth was driven by $442.5 million from the acquisition of Altra, and the negative organic sales was driven by lower net sales of $84.2 million within the Power Efficiency Solutions segment and $18.2 million within the Industrial Systems segment. Gross profit increased $155.0 million or 38.9% for the first quarter 2024 as compared to the first quarter 2023. The increase from the prior year was primarily driven by $175.2 million from the acquisition of Altra, along with acquisition related cost synergies, partially offset by a decrease of $17.3 million within the Power Efficiency Solutions segment. Operating expenses for the first quarter 2024 increased $90.0 million or 27.3% as compared to the first quarter 2023. The increase was primarily driven by a $122.0 million increase related to the acquisition of Altra and a loss on assets held for sale of $21.5 million related to the sale of the industrial motors and generators business, partially offset by a decrease in transaction and integration costs of $60.5 million.

Industrial Powertrain Solutions segment net sales for the first quarter 2024 were $643.4 million, an increase of $229.0 million or 55.3% as compared to the first quarter 2023. The increase consisted of acquisition growth of 58.7%, offset by an organic sales decline of 3.4%. The acquisition-related growth was driven by $243.2 million from the acquisition of Altra. Gross profit increased $87.4 million or 49.3% as compared to the first quarter 2023. The increased gross profit was driven by $92.4 million from the acquisition of Altra, along with acquisition related cost synergies, partially offset by an increase in restructuring expenses. Operating expenses for the first quarter 2024 were $182.7 million compared to $151.5 million in the first quarter 2023. The $31.2 million or 20.6% increase was primarily driven by a $60.0 million increase related to the acquisition of Altra, partially offset by a decrease in transaction and integration costs of $37.6 million.

Power Efficiency Solutions segment net sales for the first quarter 2024 were $385.3 million, a decrease of $84.2 million or 17.9% as compared to the first quarter 2023. The decrease consisted of an organic sales decline of 17.8% and negative foreign currency translation of 0.1%. The decrease was primarily driven by lower volumes stemming from lower end market demand across all regions. Gross profit decreased $18.4 million or 15.6% as compared to the first quarter 2023. The decrease in gross profit was primarily driven by a decrease of $21.6 million related to lower volumes partially offset by management's control over discretionary spending and lower freight costs. Operating expenses for the first quarter 2024 and 2023 were $70.8 million and $72.3 million, respectively. The decrease in operating expenses was primarily driven by various cost reduction measures.

Automation & Motion Control segment net sales were $400.2 million, an increase of $197.0 million or 96.9% as compared to the first quarter 2023. The increase consisted of acquisition growth of 98.1% and positive foreign currency translation of 0.5%, partially offset by an organic sales decline of 1.5%. The acquisition growth was driven by $199.3 million from the acquisition of Altra. Gross profit increased $84.5 million or 112.1% compared to the first quarter 2023. The increase in gross profit was driven by an increase of $82.8 million from the acquisition of Altra, along with acquisition related cost synergies. Operating expenses for the first quarter 2024 were $119.7 million compared to $80.6 million in the first quarter 2023. The increase was primarily driven by a $62.0 million increase related to the acquisition of Altra, offset by a decrease in transaction and integration costs of $23.2 million.

Industrial Systems segment net sales for the first quarter 2024 were $118.8 million, a decrease of $18.2 million or 13.3% compared to first quarter 2023 net sales. The decrease consisted of an organic sales decline of 12.6% and negative foreign currency translation of 0.7%. The organic sales decline was primarily driven by softer North American motors demand, partially offset by strength in generators demand. Gross profit for the first quarter 2024 increased $1.5 million or 5.4%. The increase was driven by improvements in material and manufacturing costs, partially offset by lower volumes. Operating expenses for the first quarter 2024 increased $21.2 million as compared to the first quarter 2023, primarily due to a loss on assets held for sale of $21.5 million related to the sale of the industrial motors and generators business.

The effective tax rate for the three months ended March 31, 2024 was 34.8% versus 180.9% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was lower than the same period in the prior year primarily driven by non-deductible transaction costs associated with the Altra transaction incurred in the prior year.

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

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Three Months Ended March 31, 2024	$643.4	$385.3	$400.2	$118.8	$1,547.7
Net Sales from Businesses Acquired	(243.2)	—	(199.3)	—	(442.5)
Impact from Foreign Currency Exchange Rates	0.1	0.7	(0.8)	0.9	0.9
Organic Sales for Three Months Ended March 31, 2024	$400.3	$386.0	$200.1	$119.7	$1,106.1

Organic Sales Growth for Three Months Ended March 31, 2024	(3.4)%	(17.8)%	(1.5)%	(12.6)%	(9.6)%
Acquisition Growth for Three Months ended March 31, 2024	58.7%	—%	98.1%	—%	36.1%

Net Sales for Three Months Ended March 31, 2023	$414.4	$469.5	$203.2	$137.0	$1,224.1

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

Cash flow provided by operating activities was $83.1 million for the three months ended March 31, 2024, a $23.1 million decrease from the three months ended March 31, 2023. This decrease was driven primarily by lower cash generated by working capital.

Cash flow used in investing activities was $17.5 million for the three months ended March 31, 2024 as compared to cash flow used in investing activities of $4,865.5 million for the three months ended March 31, 2023. The decrease was driven by the use of $4,852.9 of cash to acquire Altra during the prior year period.

In the remainder of 2024, we anticipate capital spending for property, plant and equipment to be approximately $132 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2024. We anticipate funding remaining 2024 capital spending with operating cash flows.

Cash flow used in financing activities was $168.0 million for the three months ended March 31, 2024, compared to $5,203.6 million provided by financing activities for the three months ended March 31, 2023. We had net debt payments of $137.5 million during the three months ended March 31, 2024, compared to net debt borrowings of $5,284.1 million during the three months ended March 31, 2023. The net debt payments in the current year primarily resulted from payments of $60.0 million on the term loan and $71.7 million net repayments made on the revolver during the three months ended March 31, 2024. The net debt borrowings in the prior year were primarily the result of the $4.7 billion of Senior Notes issued in January 2023 and $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment of the $500.0 million of Private Placement Notes in January 2023. There were no share repurchases for the three months ended March 31, 2024 and March 31, 2023. There were $23.3 million of dividends paid for the three months ended March 31, 2024, compared to $23.2 million of dividends paid in the prior year. There were no financing fees paid in the three months ended March 31, 2024, compared to $50.0 million of fees paid in the prior year.

Our working capital was $2,017.1 million (inclusive of assets and liabilities classified as held for sale) as of March 31, 2024, compared to $2,057.6 million as of December 31, 2023. As of March 31, 2024 and December 31, 2023, our current ratio (which is the ratio of our current assets to current liabilities) was 2.6:1. Our working capital decreased primarily as a result of lower cash on hand, due to the Company prioritizing debt reduction and using excess cash to do so.

The following table presents selected financial information and statistics as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$465.3	$574.0
Trade Receivables, Net	828.1	921.6
Inventories	1,319.1	1,274.2
Working Capital	2,017.1	2,057.6
Current Ratio	2.6:1	2.6:1

As of March 31, 2024, $506.8 million of our cash, which includes cash in assets held for sale, was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of March 31, 2024, we have repatriated approximately $140.8 million of foreign cash in 2024 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2024.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

In May, 2024, the Company completed transactions to exchange the unregistered Senior Notes for the registered New Notes, which are described within Note 7 - Debt and Bank Credit Facilities.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time. The Company also plans to use the net proceeds from the sale of its industrial motors and generators businesses to repay outstanding debt.

As of March 31, 2024, the Company had no standby letters of credit issued under the Multicurrency Revolver Facility, and $1,543.6 million of available borrowing capacity. For the three months ended March 31, 2024 and March 31, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $98.5 million and $580.6 million, respectively, and the weighted average interest rate was 7.2% and 5.8%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

See Note 7 - Debt and Bank Credit Facilities and Note 3 – Held for Sale, Acquisitions and Divestitures for more information.

Guarantor Information

Regal Rexnord Corporation (the “Parent”) is the issuer of the Senior Notes and the New Notes, which are guaranteed by each of its direct and indirect wholly-owned subsidiaries that is a borrower or guarantor under the Credit Agreement (the “Guarantor Subsidiaries” and, each, a “Guarantor Subsidiary”). The Senior Notes and the New Notes are jointly and severally unconditionally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions. For example, a Guarantor Subsidiary may be released from its guarantee of the Senior Notes and the New Notes under certain circumstances, including following the Parent achieving certain corporate or similar credit ratings. In addition, the guarantee of a Guarantor Subsidiary will automatically terminate under certain circumstances, including if such Guarantor Subsidiary is permanently released from its guarantee of, and is not a borrower under, the Credit Agreement.

If any of the Parent’s subsidiaries that do not guarantee the Senior Notes and the New Notes (the “Non-Guarantor Subsidiaries”) becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of such subsidiary before any of those assets would be made available to the Parent or any Guarantor Subsidiary. Consequently, the claims of holders of the Senior Notes and the New Notes are structurally subordinated to all of the existing and future liabilities, including trade payables, of the Non-Guarantor Subsidiaries.

The following tables set forth financial information attributable to the Parent and the Guarantor Subsidiaries (collectively the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group which have been eliminated. The financial information of the Obligor Group excludes equity investments in, and equity income or loss from, subsidiaries that are not in the Obligor Group. Material amounts due from, due to, and transactions with Non-Guarantor Subsidiaries which are included in the condensed financial information of the Obligor Group are presented with each table.

The following table sets forth summarized balance sheet information of the Obligor Group as of March 31, 2024 and December 31, 2023, and includes balances of the industrial motors and generators businesses which are classified as held for sale in the Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Total Current Assets	1,264.2	1,285.0
Goodwill	4,255.9	4,262.6
Intangible Assets, Net of Amortization	2,323.0	2,374.0
Other Noncurrent Assets	1,047.9	1,062.8
Total Assets	7,626.8	7,699.4
Total Current Liabilities	633.3	697.0
Long-Term Debt	6,216.6	6,351.3
Other Noncurrent Liabilities	3,409.5	4,246.1
Total Liabilities	9,626.1	10,597.4
Due from Non-Guarantor Subsidiaries	538.0	526.4
Due to Non-Guarantor Subsidiaries	2,640.9	3,453.1

The following table sets forth summarized income statement information of the Obligor Group for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Net Sales	829.2
Gross Profit	315.7
Income from Operations	39.6
Interest Expense	125.4
Net Loss	(69.6)
Net Loss Attributable to Regal Rexnord Corporation	(69.6)
Net Sales to Non-Guarantor Subsidiaries	67.5
Interest Expense Due to Non-Guarantors	20.5

Critical Accounting Estimates

Our critical accounting policies and estimates, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, have not materially changed since that report was filed.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of March 31, 2024, excluding the impact of interest rate swaps, we had $4,794.9 million of fixed rate debt and $1,501.9 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Our variable rate debt exposes us to fluctuations in required interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of March 31, 2024 would result in a $8.2 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of March 31, 2024 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$8.6
As of March 31, 2024 and December 31, 2023, an interest rate swap asset of $8.6 million and $5.3 million, respectively, was included in Other Noncurrent Assets. There was an unrealized gain of $11.8 million (a $5.3 million gain on the terminated swaps and a $6.5 million gain on the active swaps) and $10.6 million, net of tax, as of March 31, 2024 and December 31, 2023, respectively, that was recorded in AOCI for the effective portion of the hedges.

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

As of March 31, 2024, derivative currency assets (liabilities) of $11.5 million and $(1.7) million are recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively. As of December 31, 2023, derivative currency assets (liabilities) of $14.4 million, $0.2 million and $(6.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gains on the effective portions of the hedges of $7.1 million net of tax, and $9.3 million net of tax, as of March 31, 2024 and December 31, 2023 respectively, were recorded in AOCI. As of March 31, 2024 and December 31, 2023, we had $8.8 million and $10.2 million, respectively, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2024:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$312.0	$(1.1)	$31.2	$(31.2)
Mexican Peso	72.1	10.1	7.2	(7.2)
Euro	617.4	0.5	61.7	(61.7)
Indian Rupee	24.4	0.2	2.4	(2.4)
British Pound	12.8	—	1.3	(1.3)
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

Derivative commodity assets (liabilities) of $1.1 million and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively, as of March 31, 2024. Derivative commodity assets (liabilities) of $1.0 million, $0.1 million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2023. The unrealized gain on the effective portion of the hedges of $0.7 million net of tax and the unrealized gain on the effective portion of the hedges of $0.3 million net of tax, as of March 31, 2024 and December 31, 2023, respectively, was recorded in AOCI. As of March 31, 2024, we had no derivative commodity gains or losses on closed hedge instruments. As of December 31, 2023, we had $1.6 million, net of tax, derivative commodity loss on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2024:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$26.9	$0.9	$2.7	$(2.7)
Aluminum	0.9	—	0.1	(0.1)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $28.4 million of gains as of March 31, 2024 which includes $20.6 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference. See also Note 12 - Contingencies for more information.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. These risks and uncertainties have not changed materially from those reported in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header "Cautionary Statement" contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2024, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock remaining available to be purchased as of March 31, 2024 is $195.0 million.

ITEM 5. OTHER INFORMATION

During our last quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
22	List of Guarantor Subsidiaries of Guaranteed Securities.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2024

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2024