Form 10-Q
period 2024-06-30
REGAL REXNORD CORP
filed 2024-08-01
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2024 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On July 30, 2024 the registrant had outstanding 66,541,115 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

All statements in this report, other than those relating to historical facts, are “forward-looking statements.” Forward-looking statements can generally be identified their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about expected market or macroeconomic trends, future strategic plans and future financial and operating results. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

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
•uncertainties regarding our ability to execute restructuring plans within expected costs and timing;
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
•risks associated with climate change and uncertainty regarding our ability to deliver on our sustainability commitments and/or to meet related investor, customer and other third party expectations relating to our sustainability efforts;
•risks associated with global manufacturing, including risks associated with public health crises and political, societal or economic instability, including instability caused by ongoing geopolitical conflicts;
•issues and costs arising from the integration of acquired companies and businesses;
•prolonged declines in one or more markets;
•risks associated with excess or obsolete inventory charges, including related write-offs or write-downs;
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
•the Company's ability to identify and execute on future mergers and acquisitions ("M&A") opportunities, including significant M&A transactions;

•the impact of any such M&A transactions on the Company's results, operations and financial condition, including the impact from costs to execute and finance any such transactions;
•unanticipated costs or expenses that may be incurred related to product warranty issues;
•infringement of intellectual property by third parties, challenges to intellectual property, and claims of infringement on third party technologies;
•effects on earnings of any significant impairment of goodwill;
•losses from failures, breaches, attacks or disclosures involving information technology infrastructure and data;
•costs and unanticipated liabilities arising from rapidly evolving laws and regulations;

and other factors that can be found in our filings with the Securities and Exchange Commission (the "SEC"), including our most recent periodic reports filed on Form 10-K and Form 10-Q, which are available on our Investor Relations website. Forward-looking statements are given only as of the date of this report and we disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Sales	$1,547.6	$1,768.6	$3,095.3	$2,992.7
Cost of Sales	976.6	1,204.8	1,971.2	2,030.8
Gross Profit	571.0	563.8	1,124.1	961.9
Operating Expenses	394.3	412.2	792.0	741.4
(Gain) Loss on Sale of Businesses	(17.2)	—	4.3	—
Total Operating Expenses	377.1	412.2	796.3	741.4
Income from Operations	193.9	151.6	327.8	220.5
Interest Expense	101.7	116.4	207.1	211.8
Interest Income	(5.0)	(5.1)	(8.1)	(37.0)
Other Expense (Income), Net	0.3	(2.8)	0.6	(4.2)
Income before Taxes	96.9	43.1	128.2	49.9
Provision for Income Taxes	33.9	9.9	44.8	22.2
Net Income	63.0	33.2	83.4	27.7
Less: Net Income Attributable to Noncontrolling Interests	0.5	1.1	1.1	1.5
Net Income Attributable to Regal Rexnord Corporation	$62.5	$32.1	$82.3	$26.2
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.94	$0.48	$1.24	$0.40
Assuming Dilution	$0.94	$0.48	$1.23	$0.39
Weighted Average Number of Shares Outstanding:
Basic	66.5	66.3	66.5	66.2
Assuming Dilution	66.8	66.6	66.8	66.6

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$63.0	$33.2	$83.4	$27.7
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(56.0)	(30.5)	(143.5)	4.0
Reclassification of Foreign Currency Translation Losses to Earnings (see Note 3 - Acquisitions and Divestitures)	121.3	—	121.3	—
Hedging Activities:
(Decrease) Increase in Fair Value of Hedging Activities, Net of Tax Effects of $(1.8) million and $1.2 million for the Three Months Ended June 30, 2024 and June 30, 2023 and $(0.2) million and $6.5 million for the Six Months Ended June 30, 2024 and June 30, 2023, Respectively	(5.6)	3.7	(0.7)	20.5
Reclassification of (Gains) Losses included in Net Income, Net of Tax Effects of $(2.1) million and $(0.2) million for the Three Months Ended June 30, 2024 and June 30, 2023 and $(3.8) million and $0.2 million for the Six Months Ended June 30, 2024 and June 30, 2023, Respectively	(6.7)	(0.5)	(12.0)	0.8
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss, Net of Tax Effects of $(0.1) million for the Three and Six Months ended June 30, 2024, Respectively	(0.4)	—	(0.4)	—
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of zero and $(0.2) million for the Three Months Ended June 30, 2024 and June 30, 2023 and zero and $(0.3) million for the Six Months Ended June 30, 2024 and June 30, 2023, Respectively	0.1	(0.4)	0.3	(0.8)
Other Comprehensive Income (Loss)	52.7	(27.7)	(35.0)	24.5
Comprehensive Income	115.7	5.5	48.4	52.2
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	0.2	(0.1)	0.4	0.6
Comprehensive Income Attributable to Regal Rexnord Corporation	$115.5	$5.6	$48.0	$51.6

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$510.4	$574.0
Trade Receivables, Less Allowances of $31.5 million and $30.3 million in 2024 and 2023, Respectively	892.0	921.6
Inventories	1,309.9	1,274.2
Prepaid Expenses and Other Current Assets	269.0	245.6
Assets Held for Sale	20.6	368.6
Total Current Assets	3,001.9	3,384.0
Net Property, Plant and Equipment	970.1	1,041.2
Operating Lease Assets	157.7	172.8
Goodwill	6,496.8	6,553.1
Intangible Assets, Net of Amortization	3,869.4	4,083.4
Deferred Income Tax Benefits	36.6	33.8
Other Noncurrent Assets	75.2	69.0
Noncurrent Assets Held for Sale	—	94.1
Total Assets	$14,607.7	$15,431.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$574.4	$549.4
Dividends Payable	23.3	23.2
Accrued Compensation and Employee Benefits	186.8	198.7
Accrued Interest	85.6	85.1
Other Accrued Expenses	316.1	325.2
Current Operating Lease Liabilities	36.4	37.2
Current Maturities of Long-Term Debt	4.3	3.9
Liabilities Held for Sale	—	103.7
Total Current Liabilities	1,226.9	1,326.4
Long-Term Debt	5,764.9	6,377.0
Deferred Income Taxes	934.3	1,012.7
Pension and Other Post Retirement Benefits	117.4	120.4
Noncurrent Operating Lease Liabilities	124.4	132.2
Other Noncurrent Liabilities	71.9	77.2
Noncurrent Liabilities Held for Sale	—	20.4
Contingencies (see Note 12 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 150.0 million Shares Authorized, 66.5 million and 66.3 million Shares Issued and Outstanding for 2024 and 2023, Respectively	0.7	0.7
Additional Paid-In Capital	4,656.4	4,646.2
Retained Earnings	2,015.5	1,979.8
Accumulated Other Comprehensive Loss	(316.7)	(282.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,355.9	6,344.3
Noncontrolling Interests	12.0	20.8
Total Equity	6,367.9	6,365.1
Total Liabilities and Equity	$14,607.7	$15,431.4
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
March 31, 2024	$0.7	$4,647.2	$1,976.3	$(369.7)	$21.0	$6,275.5
Net Income	—	—	62.5	—	0.5	63.0
Other Comprehensive Income (Loss)	—	—	—	(68.3)	(0.3)	(68.6)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised	—	(0.3)	—	—	—	(0.3)
Businesses Divested	—	—	—	121.3	(9.2)	112.1
Share-Based Compensation	—	9.5	—	—	—	9.5
June 30, 2024	$0.7	$4,656.4	$2,015.5	$(316.7)	$12.0	$6,367.9

March 31, 2023	$0.7	$4,619.2	$2,100.9	$(300.2)	$35.1	$6,455.7
Net Income	—	—	32.1	—	1.1	33.2
Other Comprehensive Loss	—	—	—	(26.5)	(1.2)	(27.7)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(0.7)	—	—	—	(0.7)
Replacement Equity-Based Awards Granted	—	(6.5)	—	—	—	(6.5)
Share-Based Compensation	—	14.5	—	—	—	14.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(8.4)	(8.4)
June 30, 2023	$0.7	$4,626.5	$2,109.8	$(326.7)	$26.6	$6,436.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	82.3	—	1.1	83.4
Other Comprehensive Loss	—	—	—	(155.6)	(0.7)	(156.3)
Dividends Declared ($0.70 Per Share)	—	—	(46.6)	—	—	(46.6)
Stock Options Exercised	—	(8.4)	—	—	—	(8.4)
Businesses Divested	—	—	—	121.3	(9.2)	112.1
Share-Based Compensation	—	18.6	—	—	—	18.6
June 30, 2024	$0.7	$4,656.4	$2,015.5	$(316.7)	$12.0	$6,367.9

December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net Income	—	—	26.2	—	1.5	27.7
Other Comprehensive Income (Loss)	—	—	—	25.4	(0.9)	24.5
Dividends Declared ($0.70 Per Share)	—	—	(46.4)	—	—	(46.4)
Stock Options Exercised	—	(8.2)	—	—	—	(8.2)
Replacement Equity-Based Awards Granted	—	4.6		—	—	4.6
Share-Based Compensation	—	20.5	—	—	—	20.5
Dividends Declared to Noncontrolling Interests	—	—	—	—	(8.4)	(8.4)
June 30, 2023	$0.7	$4,626.5	$2,109.8	$(326.7)	$26.6	$6,436.9

See Accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83.4	$27.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	82.0	77.8
Amortization	173.2	135.7
Loss on Sale of Businesses	4.3	—
Noncash Lease Expense	22.2	19.7
Share-Based Compensation Expense	18.6	36.2
Financing Fee Expense	6.2	26.9
Benefit from Deferred Income Taxes	(53.8)	(54.2)
Other Non-Cash Changes	6.2	5.7
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(16.8)	42.4
Inventories	(45.8)	154.7
Accounts Payable	24.9	(4.3)
Other Assets and Liabilities	(63.2)	(141.0)
Net Cash Provided by Operating Activities	241.4	327.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(50.9)	(63.5)
Business Acquisitions, Net of Cash Acquired	—	(4,870.2)
Proceeds Received from Sales of Property, Plant and Equipment	1.3	6.1
Proceeds Received from Sale of Businesses, Net of Cash Transferred	374.8	—
Net Cash Provided by (Used in) Investing Activities	325.2	(4,927.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	935.2	1,412.3
Repayments Under Revolving Credit Facility	(1,007.3)	(1,726.3)
Proceeds from Short-Term Borrowings	—	29.1
Repayments of Short-Term Borrowings	—	(32.8)
Proceeds from Long-Term Borrowings	—	5,532.9
Repayments of Long-Term Borrowings	(546.3)	(536.5)
Dividends Paid to Shareholders	(46.6)	(46.4)
Shares Surrendered for Taxes	(11.3)	(9.2)
Proceeds from the Exercise of Stock Options	3.8	1.5
Financing Fees Paid	—	(51.1)
Distributions to Noncontrolling Interests	—	(8.4)
Net Cash (Used in) Provided By Financing Activities	(672.5)	4,565.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(19.0)	6.3
Net (Decrease) Increase in Cash and Cash Equivalents	(124.9)	(28.9)
Cash and Cash Equivalents at Beginning of Period	635.3	688.5
Cash and Cash Equivalents at End of Period	$510.4	$659.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$198.8	$99.5
Income taxes	$66.8	$116.9
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2023, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and June 30, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024.
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

The sale of the industrial motors and generators businesses, which closed on April 30, 2024 as further described in Note 3 – Held for Sale, Acquisitions and Divestitures, does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations. The assets and liabilities related to these businesses were presented as Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of December 31, 2023. Results for the industrial motors and generators businesses are included in Regal Rexnord's results and related disclosures through the close of sale on April 30, 2024.

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
The following tables presents the Company’s revenues disaggregated by geographical region:

Three Months Ended
June 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$456.1	$314.6	$284.5	$20.6	$1,075.8
Asia	51.4	45.0	24.1	10.3	130.8
Europe	122.8	35.2	96.1	4.2	258.3
Rest-of-World	45.2	16.1	17.5	3.9	82.7
Total	$675.5	$410.9	$422.2	$39.0	$1,547.6

June 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$491.0	$359.2	$310.2	$69.8	$1,230.2
Asia	51.9	44.9	26.6	40.8	164.2
Europe	120.7	41.8	107.1	15.5	285.1
Rest-of-World	35.1	14.2	29.2	10.6	89.1
Total	$698.7	$460.1	$473.1	$136.7	$1,768.6

Six Months Ended
June 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$875.2	$611.5	$547.7	$79.4	$2,113.8
Asia	93.9	82.8	45.2	44.3	266.2
Europe	247.1	69.8	191.9	17.6	526.4
Rest-of-World	102.7	32.1	37.6	16.5	188.9
Total	$1,318.9	$796.2	$822.4	$157.8	$3,095.3

June 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$784.2	$726.6	$452.0	$143.5	$2,106.3
Asia	68.4	88.7	28.0	77.5	262.6
Europe	173.5	84.5	150.9	31.1	440.0
Rest-of-World	87.0	29.8	45.4	21.6	183.8
Total	$1,113.1	$929.6	$676.3	$273.7	$2,992.7
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

Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	June 30, 2024	December 31, 2023
Raw Material and Work in Process	67.8%	66.7%
Finished Goods and Purchased Parts	32.2%	33.3%

Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	June 30, 2024	December 31, 2023
Land and Improvements		$130.4	$139.2
Buildings and Improvements	3 - 50	387.4	414.5
Machinery and Equipment	3 - 15	1,199.7	1,219.4
Property, Plant and Equipment		1,717.5	1,773.1
Less: Accumulated Depreciation		(747.4)	(731.9)
Net Property, Plant and Equipment		$970.1	$1,041.2

As of June 30, 2024 and December 31, 2023, $44.2 million and $44.4 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program
The Company's supplier finance program with Bank of America ("the Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days' notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable or Liabilities Held for Sale, were $39.1 million and $60.8 million as of June 30, 2024 and December 31, 2023, respectively.
3. ACQUISITIONS AND DIVESTITURES

Industrial Systems Divestiture

On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represent the substantial majority of the Industrial Systems operating segment.

The transaction closed on April 30, 2024 for a total purchase price of $446.6 million, approximately 17% of which was deferred and was paid later during the second quarter of 2024 with the completion of the China Business transfer, as defined below. The total consideration remains subject to taxes, transaction expenses, working capital adjustments and customary post-closing adjustments. Due to administrative requirements, the transfer of the Chinese subsidiaries of the industrial motors and generators business, (the “China Business”) was slightly deferred pending the completion of customary local filings and transfer documentation, which were completed during the second quarter.

For the three and six months ended June 30, 2024, the Company recognized a Gain on Sale of Businesses of $17.2 million and a Loss on Sale of Businesses of $4.3 million, respectively. The Company recognized a cumulative loss of $92.0 million on the sale of the industrial motors and generators businesses, which was primarily related to foreign currency translation losses that were reclassified out of accumulated other comprehensive income into earnings at the closing of the transaction.

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture, which are subject to further post-closing adjustment:

April 30, 2024
Purchase price	$400.0
Cash transferred to buyer	66.1
Estimated working capital and other adjustments	(19.5)
Total purchase price	446.6
Direct costs to sell	(7.3)
Fair value of sale consideration, net(1)	$439.3
(1) The fair value of sale consideration, net includes an immaterial post-close adjustment to the purchase price for which cash has not yet been received.

The following table summarizes the carrying value of the disposal group and resulting loss on sale:

April 30, 2024
Net assets sold	$419.4
Noncontrolling Interest	(9.2)
Accumulated Other Comprehensive Income	121.3
Payables with seller	(0.2)
Carrying value of disposal group	$531.3

Loss on Sale of Businesses	$(92.0)

The assets and liabilities related to these businesses were included in Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale as of December 31, 2023, as shown in the table below:

December 31, 2023
Assets Held for Sale
Cash and Cash Equivalents	$61.3
Trade Receivables, Less Allowances	88.3
Inventories	199.7
Prepaid Expenses and Other Current Assets	12.2
Total Current Assets Held for Sale	$361.5
Net Property, Plant and Equipment	96.0
Operating Lease Assets	18.0
Goodwill	54.7
Intangible Assets, Net of Amortization	2.1
Deferred Income Tax Benefits	11.0
Other Noncurrent Assets	—
Loss on Assets Held for Sale	(87.7)
Total Noncurrent Assets Held for Sale	$94.1

Liabilities Held for Sale
Accounts Payable	$67.2
Accrued Compensation and Employee Benefits	11.3
Other Accrued Expenses	21.7
Current Operating Lease Liabilities	3.5
Total Current Liabilities Held for Sale	$103.7
Pension and Other Post Retirement Benefits	0.9
Noncurrent Operating Lease Liabilities	16.2
Other Noncurrent Liabilities	3.3
Total Noncurrent Liabilities Held for Sale	$20.4

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

Transaction and Integration Costs

The Company incurred transaction and integration-related costs in connection with the Altra Transaction of approximately $3.5 million and $9.9 million during the three and six months ended June 30, 2024, which includes legal, professional service and integration costs associated with the Altra Transaction. There were $9.5 million and of $75.0 million transaction and integration-related costs in connection with the Altra Transaction recognized during the three and six months ended June 30, 2023, which includes legal and professional services and certain employee compensation costs, including severance and retention, that were recognized as Operating Expenses in the Company's Condensed Consolidated Statements of Income.

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

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company's financial results for the three and six months ended June 30, 2023. The pro forma financial information below is presented as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's fiscal year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $9.5 million and $90.7 million for the three and six months ended June 30, 2023, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $44.1 million for the three and six months ended June 30, 2023, and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net Sales	$1,786.6	$3,443.8
Net Income Attributable to Regal Rexnord Corporation	$77.2	$127.8
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.16	$1.93
Assuming Dilution	$1.16	$1.92

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended
June 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.4	$(24.8)	$(373.3)	$(369.7)
Other Comprehensive (Loss) Income before Reclassifications	(7.4)	(0.5)	(55.7)	(63.6)
Tax Impact	1.8	0.1	—	1.9
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8.8)	0.1	121.3	112.6
Tax Impact	2.1	—	—	2.1
Net Current Period Other Comprehensive (Loss) Income	(12.3)	(0.3)	65.6	53.0
Ending Balance	$16.1	$(25.1)	$(307.7)	$(316.7)

June 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$35.4	$(13.7)	$(321.9)	$(300.2)
Other Comprehensive Income (Loss) before Reclassifications	4.9	—	(29.3)	(24.4)
Tax Impact	(1.2)	—	—	(1.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.7)	(0.6)	—	(1.3)
Tax Impact	0.2	0.2	—	0.4
Net Current Period Other Comprehensive Income (Loss)	3.2	(0.4)	(29.3)	(26.5)
Ending Balance	$38.6	$(14.1)	$(351.2)	$(326.7)

	Six Months Ended
June 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Loss before Reclassifications	(0.9)	(0.5)	(142.8)	(144.2)
Tax Impact	0.2	0.1	—	0.3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(15.8)	0.3	121.3	105.8
Tax Impact	3.8	—	—	3.8
Net Current Period Other Comprehensive Loss	(12.7)	(0.1)	(21.5)	(34.3)
Ending Balance	$16.1	$(25.1)	$(307.7)	$(316.7)

June 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income before Reclassifications	27.0	—	4.9	31.9
Tax Impact	(6.5)	—	—	(6.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1.0	(1.1)	—	(0.1)
Tax Impact	(0.2)	0.3		0.1
Net Current Period Other Comprehensive Income (Loss)	21.3	(0.8)	4.9	25.4
Ending Balance	$38.6	$(14.1)	$(351.2)	$(326.7)

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

The following table presents changes to goodwill during the six months ended June 30, 2024:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control
Balance as of December 31, 2023	$6,553.1	$3,747.0	$753.9	$2,052.2
Acquisitions	(5.1)	(5.8)	—	0.7
Translation Adjustments	(51.2)	(25.8)	(2.8)	(22.6)
Balance as of June 30, 2024	$6,496.8	$3,715.4	$751.1	$2,030.3

Cumulative Goodwill Impairment Charges(1)	$223.6	$18.1	$200.4	$5.1
(1) Excludes impairment charges related to Industrial Systems.

Intangible Assets
Intangible assets consist of the following:

		June 30, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,991.3	$858.6	$3,132.7	$4,028.5	$746.2	$3,282.3
Technology	13	299.6	108.8	190.8	302.6	92.9	209.7
Trademarks	10	702.0	156.1	545.9	712.1	120.7	591.4
Total Intangibles		$4,992.9	$1,123.5	$3,869.4	$5,043.2	$959.8	$4,083.4

Amortization expense recorded for the three and six months ended June 30, 2024 was $86.5 million and $173.2 million, respectively. Amortization expense recorded for the three and six months ended June 30, 2023 was $89.4 and $135.7 million, respectively. Amortization expense for 2024 is estimated to be $348.5 million.
The following table presents future estimated annual amortization expense for intangible assets:

Year	Estimated Amortization
2025	$346.3
2026	342.9
2027	342.9
2028	342.9
2029	340.9

6. SEGMENT INFORMATION

As of June 30, 2024, the Company is comprised of three operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC").
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

The Industrial Systems segment designed and produced integral motors, alternators for industrial applications, and sold aftermarket parts and kits to support such products. These products served the general industrial, metals and mining, and food and beverage end markets. As described within Note 3 – Held for Sale, Acquisitions and Divestitures, the sale of the industrial motors and generators business was completed on April 30, 2024.

The Company evaluates performance based on the segment's income from operations. Corporate costs have been allocated to each segment based on the net sales of each segment.

The following sets forth certain financial information attributable to the Company's operating segments for the three and six months ended June 30, 2024 and June 30, 2023:

Segment Information

	Three Months Ended
June 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems(1)	Eliminations	Total
External Sales	$675.5	$410.9	$422.2	$39.0	$—	$1,547.6
Intersegment Sales	1.8	0.6	5.3	0.2	(7.9)	—
Total Sales	677.3	411.5	427.5	39.2	(7.9)	1,547.6
Gross Profit	270.5	121.2	169.2	10.1	—	571.0
Operating Expenses	180.7	76.1	127.4	10.1	—	394.3
Gain on Sale of Businesses	—	—	—	(17.2)	—	(17.2)
Total Operating Expenses	180.7	76.1	127.4	(7.1)	—	377.1
Income from Operations	89.8	45.1	41.8	17.2	—	193.9
Depreciation and Amortization	70.7	10.6	45.6	0.1	—	127.0
Capital Expenditures	14.3	7.4	6.5	4.2	—	32.4

June 30, 2023
External Sales	$698.7	$460.1	$473.1	$136.7	$—	$1,768.6
Intersegment Sales	4.4	3.5	5.9	0.7	(14.5)	—
Total Sales	703.1	463.6	479.0	137.4	(14.5)	1,768.6
Gross Profit	224.4	133.8	176.2	29.4	—	563.8
Operating Expenses	184.2	74.0	127.6	26.4	—	412.2
Income from Operations	40.2	59.8	48.6	3.0	—	151.6
Depreciation and Amortization	74.4	11.8	47.6	3.2	—	137.0
Capital Expenditures	19.7	8.4	14.3	2.4	—	44.8
(1) Results for the Industrial Systems segment cover the period through the completed sale on April 30, 2024.

Segment Information

	Six Months Ended
June 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems(1)	Eliminations	Total
External Sales	$1,318.9	$796.2	$822.4	$157.8	$—	$3,095.3
Intersegment Sales	4.7	5.7	9.8	0.5	(20.7)	—
Total Sales	1,323.7	801.9	832.2	158.2	(20.7)	3,095.3
Gross Profit	535.3	220.5	329.1	39.2	—	1,124.1
Operating Expenses	363.4	146.9	247.1	34.6	—	792.0
Loss on Sale of Businesses	—	—	—	4.3	—	4.3
Total Operating Expenses	363.4	146.9	247.1	38.9	—	796.3
Income from Operations	171.9	73.6	82.0	0.3	—	327.8
Depreciation and Amortization	140.9	22.2	91.5	0.6	—	255.2
Capital Expenditures	23.1	11.1	12.4	4.3	—	50.9

June 30, 2023
External Sales	$1,113.1	$929.6	$676.3	$273.7	$—	$2,992.7
Intersegment Sales	7.9	7.7	11.1	1.4	(28.1)	—
Total Sales	1,121.0	937.3	687.4	275.1	(28.1)	2,992.7
Gross Profit	401.8	251.5	251.6	57.0	—	961.9
Operating Expenses	335.7	146.3	208.2	51.2	—	741.4
Income from Operations	66.1	105.2	43.4	5.8	—	220.5
Depreciation and Amortization	116.0	23.5	67.3	6.7	—	213.5
Capital Expenditures	25.1	17.1	17.4	3.9	—	63.5
(1) Results for the Industrial Systems segment cover the period through the completed sale on April 30, 2024.

The following table presents identifiable assets information attributable to the Company's operating segments as of June 30, 2024 and December 31, 2023:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of June 30, 2024	$7,807.9	$1,987.2	$4,812.6	$—	$14,607.7
Identifiable Assets as of December 31, 2023	8,009.4	2,036.4	4,909.2	476.4	15,431.4

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Senior Notes	$4,700.0	$4,700.0
Term Facility	866.0	1,053.5
Land Term Facility	130.0	486.8
Multicurrency Revolving Facility	26.0	98.1
Altra Notes	18.1	18.1
Finance Leases	70.3	70.5
Other	7.0	7.5
Less: Debt Issuance Costs	(48.2)	(53.6)
Total	5,769.2	6,380.9
Less: Current Maturities	4.3	3.9
Long-Term Debt	$5,764.9	$6,377.0
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

Weighted average interest rates on the Term Facility and Land Term facility are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Term Facility	7.1%	7.1%	7.2%	6.8%
Land Term Facility	7.2%	7.1%	7.2%	6.5%

As of June 30, 2024, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,544.0 million of available borrowing capacity. For the three months ended June 30, 2024 and June 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $67.4 million and $425.2 million, respectively. For the six months ended June 30, 2024 and June 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $83.0 million and $464.7 million, respectively. The Company paid a non-use fee of 0.25% as of June 30, 2024 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on the Multicurrency Revolving Facility are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Multicurrency Revolving Facility	7.2%	6.7%	7.2%	6.4%

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

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of June 30, 2024.
Finance leases

The weighted average discount rate associated with the Company's finance leases was 5.2% as of June 30, 2024 and June 30, 2023.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Senior Notes was $4,769.6 million and $4,802.4 million as of June 30, 2024 and December 31, 2023, respectively, compared to a carrying value of $4,700.0 million as of June 30, 2024 and December 31, 2023. The Company believes that the fair value of all other debt instruments approximates their carrying value.

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service Cost	0.5	0.6	1.0	0.9
Interest Cost	5.4	5.7	10.8	11.3
Expected Return on Plan Assets	(5.0)	(6.7)	(10.0)	(13.4)
Amortization of Prior Service Cost and Net Actuarial Loss (Gain)	0.1	(0.6)	0.3	(1.1)
Special Termination Benefits	—	—	0.2	—
Net Periodic Benefit Expense (Income)	$1.0	$(1.0)	$2.3	$(2.3)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense (Income), Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended June 30, 2024 and June 30, 2023, the Company contributed $1.8 million and $2.0 million, respectively, to post retirement plans. For the six months ended June 30, 2024 and June 30, 2023, the Company contributed $3.6 million and $3.5 million, respectively. The Company expects to make total contributions of $17.8 million in 2024. The Company contributed a total of $8.3 million in 2023.
For the three months ended June 30, 2024 and June 30, 2023, the Company contributed $10.8 million and $11.3 million, respectively, to defined contribution plans. For the six months ended June 30, 2024 and June 30, 2023, the Company contributed $22.4 million and $17.5 million, respectively.

9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company recognized approximately $9.5 million and $14.5 million in share-based compensation expense for the three months ended June 30, 2024 and June 30, 2023, respectively, and approximately $18.6 million and $36.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The $36.2 million includes $15.7 million related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.5 million and $2.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $3.6 million and $3.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the six months ended June 30, 2024, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs	102,219	$62.94
Restricted Stock Units	120,614	$166.95
Performance Share Units	55,195	$245.81

10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2024 was 35.0% versus 22.9% for the three months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 and June 30, 2023 was 34.9% and 44.5%, respectively. The effective tax rate for the three months ended June 30, 2024 was higher than the same period in the prior year due to the sale of the industrial motors and generators businesses. The effective tax rate for the six months ended June 30, 2024 was lower than the same period in the prior year due to lower non-deductible transaction related expenses from the Altra acquisition, partially offset by the impact of the sale of the industrial motors and generators businesses.

As of June 30, 2024 and December 31, 2023, the Company had approximately $5.4 million and $8.5 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had $1.2 million and $1.1 million of accrued interest as of June 30, 2024 and December 31, 2023, respectively.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.4 million and 0.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The amount of the anti-dilutive shares was 0.3 million and 0.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Denominator for Basic Earnings Per Share	66.5	66.3	66.5	66.2
Effect of Dilutive Securities	0.3	0.3	0.3	0.4
Denominator for Diluted Earnings Per Share	66.8	66.6	66.8	66.6

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance	$34.2	$41.5	$34.5	$28.8
Less: Payments	(5.6)	(6.9)	(11.3)	(10.3)
Provisions	4.9	3.8	10.5	10.0
Acquisitions	—	—	—	9.8
Translation Adjustments	(0.1)	0.9	(0.3)	1.0
Ending Balance	$33.4	$39.3	$33.4	$39.3

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2024 or June 30, 2023.
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
As of June 30, 2024 and December 31, 2023, the Company had $11.3 million and $15.1 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has currency forward contracts with maturities extending through March 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	June 30, 2024	December 31, 2023
Chinese Renminbi	$327.7	$302.3
Mexican Peso	97.9	101.4
Euro	475.6	465.8
Indian Rupee	35.4	30.1
British Pound	4.0	7.1

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through February 2025. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	June 30, 2024	December 31, 2023
Copper	$50.2	$37.5
Aluminum	0.5	1.4

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

Fair values of derivative instruments as of June 30, 2024 and December 31, 2023 were:

	June 30, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$9.1	$—	$—
Currency Contracts	3.1	—	4.1	0.7
Commodity Contracts	2.0	—	2.4	0.5
Not Designated as Hedging Instruments:
Currency Contracts	1.4	—	1.6	—
Total Derivatives	$6.5	$9.1	$8.1	$1.2

	December 31, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—
Currency Contracts	13.1	0.2	1.0
Commodity Contracts	1.0	0.1	0.6
Not Designated as Hedging Instruments:
Currency Contracts	1.3	—	5.9
Total Derivatives	$15.4	$5.6	$7.5

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended
	June 30, 2024				June 30, 2023
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(0.6)	$(7.3)	$0.5	$(7.4)	$(5.3)	$4.4	$5.8	$4.9
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	—	7.4	—	7.4	(2.8)	2.0	—	(0.8)
Gain Recognized in Interest Expense	—	—	1.4	1.4	—	—	1.5	1.5

	Six Months Ended
	June 30, 2024				June 30, 2023
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$0.1	$(4.7)	$3.7	$(0.9)	$0.2	$24.7	$2.1	$27.0
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(1.8)	14.7	—	12.9	(7.8)	4.0	—	(3.8)
Gain Recognized in Interest Expense	—	—	2.9	2.9	—	—	2.8	2.8
Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	June 30, 2024		June 30, 2023
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss recognized in Cost of Sales	$—	$—	$(0.1)	$—
Loss recognized in Operating Expenses	—	(2.4)	—	(10.6)
	Six Months Ended
	June 30, 2024		June 30, 2023
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$—	$—	$0.1	$—
Gain (Loss) recognized in Operating Expenses	—	7.7	—	(12.5)

The AOCI balance related to hedging activities consists of a $16.1 million gain net of tax as of June 30, 2024 which includes $9.7 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income

in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of June 30, 2024 and December 31, 2023.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	June 30, 2024
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$15.6	$(2.2)	$13.4
Liabilities	9.3	(2.2)	7.1

	December 31, 2023
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$15.7	$(2.6)	$13.1
Liabilities	7.5	(2.6)	4.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 30, 2024 and December 31, 2023, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of June 30, 2024 and December 31, 2023.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$4.5	$14.4	Level 2
Derivative Commodity Contracts	2.0	1.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	15.1	12.7	Level 1
Derivative Currency Contracts	—	0.2	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Interest Rate Swap	9.1	5.3	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	5.7	6.9	Level 2
Derivative Commodity Contracts	2.4	0.6	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.7	—	Level 2
Derivative Commodity Contracts	0.5	—	Level 2
Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.

Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows using the SOFR forward yield curve for an instrument with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices. Senior Notes are valued based on rates for instruments with comparable maturities and credit quality. See Note 7 - Debt and Bank Credit Facilities for further information.

15. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three and six months ended June 30, 2024 and June 30, 2023. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance	$20.8	$10.1	$29.1	$15.1
Acquisition(1)	—	—	—	0.2
Provision(2)	9.9	14.0	18.0	19.0
Less: Payments	14.0	5.8	30.4	16.0
Ending Balance	$16.7	$18.3	$16.7	$18.3

(1) Excludes $12.4 million of severance related to the Altra Transaction, which was paid in the second quarter 2023.
(2) Excludes equipment related write-offs and restructuring related depreciation adjustments.

The following table presents a reconciliation of restructuring costs for restructuring projects for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended
	June 30, 2024			June 30, 2023
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.7	$2.0	$3.7	$7.4	$2.3	$9.7
Facility Related Costs	0.2	0.5	0.7	2.1	0.2	2.3
Other Expenses	3.7	1.2	4.9	1.9	0.1	2.0
Total Restructuring Costs	$5.6	$3.7	$9.3	$11.4	$2.6	$14.0

	Six Months Ended
	June 30, 2024			June 30, 2023
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$5.8	$3.0	$8.8	$9.7	$2.9	$12.6
Facility Related Costs	2.9	0.5	3.4	3.0	0.2	3.2
Other Expenses	5.3	1.3	6.6	3.1	0.1	3.2
Total Restructuring Costs	$14.0	$4.8	$18.8	$15.8	$3.2	$19.0

The following table presents restructuring costs by segment for the three and six months ended June 30, 2024 and June 30, 2023:

Restructuring Costs - Three Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
June 30, 2024	$9.3	$1.9	$4.6	$1.9	$0.9
June 30, 2023	$14.0	$2.0	$10.5	$1.0	$0.5

Restructuring Costs - Six Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
June 30, 2024	$18.8	$5.1	$9.5	$3.2	$1.0
June 30, 2023	$19.0	$1.6	$15.2	$1.5	$0.7

The Company's current restructuring activities are expected to continue through 2024. The Company expects to record aggregate future charges of approximately $18.9 million in the remainder of 2024. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

As of June 30, 2024, our company is comprised of three operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC").

A description of our three operating segments is as follows:

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

On September 23, 2023, we signed an agreement to sell our industrial motors and generators businesses which represent the substantial majority the Industrial Systems operating segment. The transaction closed on April 30, 2024. See Note 3 - Held for Sale, Acquisitions and Divestitures of the Notes to the Condensed Consolidated Financial Statements for further information, as well as Note 6 - Segment Information of the Notes to the Condensed Consolidated Finance Statements for a description of the Company's operating segments.

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

Outside of general economic cyclicality, our business units experience different levels of variation in gross profit from quarter to quarter based on factors specific to each business. Generally, our segments each have broad customer base and a variety of applications for their products, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions. However, for example, a portion of our PES segment manufactures products that are used in air conditioning applications. As a result, our sales for that business may be lower in the first and fourth quarters and higher in the second and third quarters.

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

Our general engineering and research and development expenses consist primarily of costs for (i) salaries, benefits and other personnel expenses; (ii) the design and development of new energy efficiency products and enhancements; (iii) quality assurance and testing; and (iv) other related overhead. Our research and development efforts tend to be targeted toward developing new products that would allow us to maintain or gain additional market share, whether in new or existing applications. In particular, a large driver of our research and development efforts is to raise the energy efficiency and lower the environmental impact of our products and sub-systems.

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

2024 Outlook

The Company has updated its annual guidance for diluted earnings per share to a range of $3.70 to $4.10. The change reflects a more measured recovery in discrete factory automation markets, weaker mix in PES motors, and modestly higher interest costs.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Sales:
Industrial Powertrain Solutions	$675.5	$698.7	$1,318.9	$1,113.1
Power Efficiency Solutions	410.9	460.1	796.2	929.6
Automation & Motion Control	422.2	473.1	822.4	676.3
Industrial Systems(1)	39.0	136.7	157.8	273.7
Consolidated	$1,547.6	$1,768.6	$3,095.3	$2,992.7

Gross Profit as a Percent of Net Sales:
Industrial Powertrain Solutions	40.0%	32.1%	40.6%	36.1%
Power Efficiency Solutions	29.5%	29.1%	27.7%	27.1%
Automation & Motion Control	40.1%	37.2%	40.0%	37.2%
Industrial Systems(1)	25.9%	21.5%	24.8%	20.8%
Consolidated	36.9%	31.9%	36.3%	32.1%

Operating Expenses as a Percent of Net Sales:
Industrial Powertrain Solutions	26.8%	26.4%	27.6%	30.2%
Power Efficiency Solutions	18.5%	16.1%	18.5%	15.7%
Automation & Motion Control	30.2%	27.0%	30.0%	30.8%
Industrial Systems(1)	(18.2)%	19.3%	24.7%	18.7%
Consolidated	24.4%	23.3%	25.7%	24.8%

Income from Operations as a Percent of Net Sales:
Industrial Powertrain Solutions	13.3%	5.8%	13.0%	5.9%
Power Efficiency Solutions	11.0%	13.0%	9.2%	11.3%
Automation & Motion Control	9.9%	10.3%	10.0%	6.4%
Industrial Systems(1)	44.1%	2.2%	0.2%	2.1%
Consolidated	12.5%	8.6%	10.6%	7.4%

Income from Operations	$193.9	$151.6	$327.8	$220.5
Interest Expense	101.7	116.4	207.1	211.8
Interest Income	(5.0)	(5.1)	(8.1)	(37.0)
Other Expense (Income), Net	0.3	(2.8)	0.6	(4.2)
Income before Taxes	96.9	43.1	128.2	49.9
Provision for Income Taxes	33.9	9.9	44.8	22.2
Net Income	63.0	33.2	83.4	27.7
Less: Net Income Attributable to Noncontrolling Interests	0.5	1.1	1.1	1.5
Net Income Attributable to Regal Rexnord Corporation	$62.5	$32.1	$82.3	$26.2
(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Three Months Ended June 30, 2024 Compared to June 30, 2023
Net sales decreased $221.0 million or 12.5% for the second quarter of 2024 compared to the second quarter of 2023. The decrease consisted of an organic sales decline of 6.9% and a negative foreign currency translation impact of 0.6%. In addition, the $221.0 million decrease includes an impact worth $94.9 million related to the sale of the industrial motors and generators businesses, which closed on April 30, 2024. The organic sales decline was driven by a decrease of $19.6 million within IPS, $46.7 million within PES, $47.3 million within AMC and $2.3 million within Industrial Systems during its one month of ownership in the second quarter. Gross profit increased $7.2 million or 1.3% for the second quarter of 2024 as compared to the second quarter of 2023 primarily driven by an increase in gross profit of $46.1 million within IPS, partially offset by a decrease of $19.3 million due to the divestiture of the industrial motors and generators businesses and decreases at AMC and PES. The gross profit increase of $7.2 million includes the absence of $44.1 million of acquisition-related inventory step-up amortization at IPS and AMC in the second quarter of 2024. Total operating expenses for the second quarter of 2024 decreased $35.1 million or 8.5% as compared to the second quarter of 2023 primarily driven by a reduction of $16.3 million from the divestiture of the industrial motors and generators businesses and a $17.2 million gain on sale of those businesses.
IPS net sales for the second quarter of 2024 were $675.5 million, a decrease of $23.2 million or 3.3% as compared to the second quarter of 2023. The decrease consisted of an organic sales decline of 2.8% and a negative foreign currency translation impact of 0.5%. The decrease in organic sales was primarily driven by lower sales volumes due to weakness in the agriculture, construction equipment and general industrial markets. Gross profit increased $46.1 million or 20.5% as compared to the second quarter of 2023 primarily driven by the absence of $31.6 million of acquisition-related inventory step-up amortization in the second quarter of 2024 and acquisition-related cost synergies. Total operating expenses for the second quarter of 2024 are relatively consistent with the second quarter of 2023.
PES net sales for the second quarter of 2024 were $410.9 million, a decrease of $49.2 million or 10.7% as compared to the second quarter of 2023. The decrease consisted of an organic sales decline of 10.1% and a negative foreign currency translation impact of 0.5%. The decrease in organic sales was primarily driven by $40.1 million from lower sales volumes due to weakness in North America residential HVAC markets and commercial HVAC markets in Europe and Asia. Gross profit decreased $12.6 million or 9.4% as compared to the second quarter of 2023 primarily driven by lower volumes partially offset by lower restructuring costs. Total operating expenses for the second quarter of 2024 are relatively consistent with the second quarter of 2023.
AMC net sales were $422.2 million, a decrease of $50.9 million or 10.8% as compared to the second quarter of 2023. The decrease consisted of an organic sales decline of 10.0% and a negative foreign currency translation impact of 0.8%. The decrease in organic sales was primarily driven by $53.4 million from lower sales volumes due to weakness in discrete factory automation, partially offset by strength in the aerospace, data center and medical markets. Gross profit decreased $7.0 million or 4.0% compared to the second quarter of 2023 primarily driven by the decline in sales, partially offset by the absence of $12.5 million of acquisition-related inventory step-up amortization in the second quarter of 2024, and acquisition-related cost synergies. Total operating expenses for the second quarter of 2024 are relatively consistent with the second quarter of 2023.
On April 30, 2024, the Company completed the sale of its industrial motors and generators businesses, which represented the substantial majority of the Industrial Systems segment, and recognized a $17.2 million gain on the sale during the second quarter of 2024. The changes in Industrial Systems' sales, gross profit and other operating expenses were primarily driven by the timing of the sale.
The effective tax rate for the three months ended June 30, 2024 was 35.0% versus 22.9% for the three months ended June 30, 2023 due to the sale of the industrial motors and generators businesses.
Six Months Ended June 30, 2024 Compared to June 30, 2023
Net sales increased $102.6 million or 3.4% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase consisted of acquisition growth of 14.8%, partially offset by an organic sales decline of 8.1% and a negative foreign currency translation impact of 0.4%. In addition, the $102.6 million increase reflects a negative impact of $94.9 million related to the sale of the industrial motors and generators businesses, which closed on April 30, 2024. The acquisition growth increase of $442.5 million was due to the acquisition of Altra. The organic sales decline was due to lower organic sales of $33.7 million within IPS, $130.2 million within PES, $50.4 million within AMC, and $19.6 million within Industrial Systems. Gross profit increased $162.2 million or 16.9% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by $175.2 million from the acquisition of Altra, the absence of $44.1 million of acquisition-related inventory step-up amortization at IPS and AMC in 2024, and acquisition-related cost synergies, partially offset by a $31.0 million decrease within PES and a decrease of $19.3 million due to the divestiture of the industrial motors and generated business. Total operating expenses for the six months ended June 30, 2024 increased $54.9 million or 7.4% as compared to the six months ended June 30, 2023 primarily driven by $122.0 million from the acquisition of Altra and a $4.3 million loss on sale of businesses, partially offset by a decrease in transaction and integration costs of $65.4 million and a decrease of $16.3 million in operating expenses driven by the divestiture of the industrial motors and generators businesses.
IPS net sales for the six months ended June 30, 2024 were $1,318.9 million, an increase of $205.8 million or 18.5% as compared to the six months ended June 30, 2023. The increase consisted of acquisition growth of 21.8%, offset by an organic sales decline of 3.0% and a negative foreign currency translation impact of 0.3%. The acquisition growth of by $243.2 million was due to the acquisition of Altra. The $33.7 million decrease in organic sales was driven by lower sales volumes due to weakness in the construction equipment, alternative energy, and agriculture markets. Gross profit increased $133.5 million or 33.2% as compared to the six months ended June 30, 2023 primarily driven by $92.4 million from the acquisition of Altra, acquisition-related cost synergies, and the absence of $31.6 million of acquisition-related inventory step-up amortization in 2024. Total operating expenses for the six months ended June 30, 2024 increased $27.7 million or 8.3% as compared to the six months ended June 30, 2023 primarily due to $60.0 million from the acquisition of Altra, partially offset by a decrease of $41.2 million of transaction and integration costs.
PES net sales for the six months ended June 30, 2024 were $796.2 million, a decrease of $133.4 million or 14.4% as compared to the six months ended June 30, 2023. The decrease primarily consisted of an organic sales decline of 14.0% and a negative foreign currency translation impact of 0.3%. The decrease in organic sales was primarily due to lower sales volumes due to weakness in North American residential HVAC markets as well as the European and Asian commercial HVAC markets. Gross profit decreased $31.0 million or 12.3% as compared to the six months ended June 30, 2023 primarily driven by lower sales volumes partially offset by management's control over discretionary spending and lower freight costs. Total operating expenses for the six months ended June 30, 2024 are relatively consistent with the six months ended June 30, 2023.
AMC net sales were $822.4 million, an increase of $146.1 million or 21.6% as compared to the six months ended June 30, 2023. The increase consisted of acquisition growth of 29.5%, offset by an organic sales decline of 7.5% and a negative foreign currency translation impact of 0.4%. The acquisition growth of $199.3 million was due to the acquisition of Altra. The $50.4 million decrease in organic sales was primarily driven by lower volumes due to weakness in discrete factory automation, partially offset by strength in the aerospace, data center and medical markets. Gross profit increased $77.5 million or 30.8% compared to the six months ended June 30, 2023 primarily driven by $82.8 million from the acquisition of Altra, the absence of $12.5 million of acquisition-related inventory step-up amortization in 2024 and acquisition-related cost synergies, partially offset by the decline in organic sales. Total operating expenses for the six months ended June 30, 2024 increased $38.9 million as compared to the six months ended June 30, 2023 primarily due to $62.0 million from the acquisition of Altra, partially offset by a decrease of $25.2 million of transaction and integration costs.
On April 30, 2024, the Company completed the sale of its industrial motors and generators businesses, which represented the substantial majority of the Industrial Systems segment, and recognized a $4.3 million loss on the sale during the six months ended June 30, 2024. The changes in Industrial Systems' sales, gross profit and other operating expenses were primarily driven by the timing of the sale.
The effective tax rate for the six months ended June 30, 2024 was 34.9% versus 44.5% for the six months ended June 30, 2023 due to lower non-deductible transaction related expenses from the Altra acquisition, partially offset by the impact of the sale of the industrial motors and generators businesses.

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

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Three Months Ended June 30, 2024	$675.5	$410.9	$422.2	$39.0	$1,547.6
Impact from Foreign Currency Exchange Rates	3.6	2.5	3.6	0.5	10.2
Organic Sales for Three Months Ended June 30, 2024	$679.1	$413.4	$425.8	$39.5	$1,557.8

Organic Sales Growth for Three Months Ended June 30, 2024	(2.8)%	(10.1)%	(10.0)%	(5.5)%	(6.9)%
Impact from Foreign Currency Exchange Rates	(0.5)%	(0.5)%	(0.8)%	(1.2)%	(0.6)%

Net Sales for Three Months Ended June 30, 2023	$698.7	$460.1	$473.1	$136.7	$1,768.6
Net Sales from Businesses Divested	—	—	—	(94.9)	$(94.9)
Adjusted Net Sales for Three Months Ended June 30, 2023	$698.7	$460.1	$473.1	$41.8	$1,673.7

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Six Months Ended June 30, 2024	$1,318.9	$796.2	$822.4	$157.8	$3,095.3
Net Sales from Businesses Acquired	(243.2)	—	(199.3)	—	(442.5)
Impact from Foreign Currency Exchange Rates	3.7	3.2	2.8	1.4	11.1
Organic Sales for Six Months Ended June 30, 2024	$1,079.4	$799.4	$625.9	$159.2	$2,663.9

Organic Sales Growth for Six Months Ended June 30, 2024	(3.0)%	(14.0)%	(7.5)%	(11.0)%	(8.1)%
Acquisition Growth for Six Months ended June 30, 2024	21.8%	—%	29.5%	—%	15.3%
Impact from Foreign Currency Exchange Rates	(0.3)%	(0.3)%	(0.4)%	(0.8)%	(0.4)%

Net Sales for Six Months Ended June 30, 2023	$1,113.1	$929.6	$676.3	$273.7	$2,992.7
Net Sales from Businesses Divested	—	—	—	(94.9)	(94.9)
Adjusted Net Sales for Six Months Ended June 30, 2023	$1,113.1	$929.6	$676.3	$178.8	$2,897.8

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

Cash flow provided by operating activities was $241.4 million for the six months ended June 30, 2024, a $85.9 million decrease from the six months ended June 30, 2023. This decrease was driven primarily by lower cash generated by working capital.

Cash flow provided by investing activities was $325.2 million for the six months ended June 30, 2024 as compared to cash flow used in investing activities of $4,927.6 million for the six months ended June 30, 2023. The change was driven by the use of $4,870.2 of cash to acquire Altra during the prior year period and $374.8 million in proceeds received from the sale of the industrial motors and generators businesses in the current year.

In fiscal 2024, we anticipate capital spending for property, plant and equipment to be approximately $140 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2024. We anticipate funding remaining 2024 capital spending with operating cash flows.

Cash flow used in financing activities was $672.5 million for the six months ended June 30, 2024, compared to $4,565.1 million provided by financing activities for the six months ended June 30, 2023. We had net debt payments of $618.4 million during the six months ended June 30, 2024, compared to net debt borrowings of $4,678.7 million during the six months ended June 30, 2023. The net debt payments in the current year primarily resulted from payments of $187.5 million on the term loan, $356.8 million on the land term loan and $72.1 million net repayments made on the revolver during the six months ended June 30, 2024. The net debt borrowings in the prior year were primarily the result of the $4.7 billion of Senior Notes issued in January 2023 and $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment of the $500.0 million of Private Placement Notes in January 2023 and $314.0 million net repayments on the revolver. There were no share repurchases for the six months ended June 30, 2024 and June 30, 2023. There were $46.6 million of dividends paid for the six months ended June 30, 2024, compared to $46.4 million of dividends paid in the prior year. There were no financing fees paid in the six months ended June 30, 2024, compared to $51.1 million of fees paid in the prior year.

Our working capital was $1,775.0 million as of June 30, 2024, compared to $2,057.6 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, our current ratio (which is the ratio of our current assets to current liabilities) was 2.4:1. Our working capital decreased primarily as a result of lower cash on hand, due to the Company prioritizing debt reduction and using excess cash to do so.

The following table presents selected financial information and statistics as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$510.4	$574.0
Trade Receivables, Net	892.0	921.6
Inventories	1,309.9	1,274.2
Working Capital	1,775.0	2,057.6
Current Ratio	2.4:1	2.6:1

As of June 30, 2024, $492.8 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of June 30, 2024, we have repatriated approximately $491.7 million of foreign cash in 2024 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2024.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

In May 2024, the Company completed transactions to exchange the unregistered Senior Notes for the registered New Notes, which are described within Note 7 - Debt and Bank Credit Facilities.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time. The Company also plans to use the net proceeds from the sale of its industrial motors and generators businesses to repay outstanding debt.

As of June 30, 2024, the Company had no standby letters of credit issued under the Multicurrency Revolver Facility, and $1,544.0 million of available borrowing capacity. For the three months ended June 30, 2024 and June 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $67.4 million and $425.2 million, respectively, and the weighted average interest rate was 7.2% and 6.7%, respectively. For the six months ended June 30, 2024 and June 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $83.0 million and $464.7 million, respectively, and the weighted average interest rate was 7.2% and 6.4%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of June 30, 2024 and December 31, 2023. The December 31, 2023 balance sheet information includes balances of the industrial motors and generators businesses which were classified as held for sale in the Condensed Consolidated Balance Sheet at that time:

	June 30, 2024	December 31, 2023
Total Current Assets	1,205.9	1,285.0
Goodwill	4,207.6	4,262.6
Intangible Assets, Net of Amortization	2,271.5	2,374.0
Other Noncurrent Assets	1,025.7	1,062.8
Total Assets	7,504.8	7,699.4
Total Current Liabilities	662.1	697.0
Long-Term Debt	5,739.6	6,351.3
Other Noncurrent Liabilities	3,687.0	4,246.1
Total Liabilities	9,426.6	10,597.4
Due from Non-Guarantor Subsidiaries	522.3	526.4
Due to Non-Guarantor Subsidiaries	3,032.9	3,453.1

The following table sets forth summarized income statement information of the Obligor Group for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Net Sales	1,682.9
Gross Profit	646.4
Income from Operations	143.4
Interest Expense	243.9
Net Loss	(98.3)
Net Loss Attributable to Regal Rexnord Corporation	(98.3)
Net Sales to Non-Guarantor Subsidiaries	130.8
Interest Expense Due to Non-Guarantors	39.2

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of June 30, 2024, excluding the impact of interest rate swaps, we had $4,795.4 million of fixed rate debt and $1,022.0 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Our variable rate debt exposes us to fluctuations in required interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of June 30, 2024 would result in a $5.6 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of June 30, 2024 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$9.1

As of June 30, 2024 and December 31, 2023, an interest rate swap asset of $9.1 million and $5.3 million, respectively, was included in Other Noncurrent Assets. There was an unrealized gain of $11.1 million (a $4.2 million gain on the terminated swaps and a $6.9 million gain on the active swaps) and $10.6 million, net of tax, as of June 30, 2024 and December 31, 2023, respectively, that was recorded in AOCI for the effective portion of the hedges.

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

As of June 30, 2024, derivative currency assets (liabilities) of $4.5 million, $(5.7) and $(0.7) million are recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of December 31, 2023, derivative currency assets (liabilities) of $14.4 million, $0.2 million and $(6.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized loss on the effective portions of the hedges of $1.4 million net of tax, and unrealized gain on the effective portions of the hedges of $9.3 million net of tax, as of June 30, 2024 and December 31, 2023 respectively, were recorded in AOCI. As of June 30, 2024 and December 31, 2023, we had $6.2 million and $10.2 million, respectively, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2024:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$327.7	$0.1	$32.8	$(32.8)
Mexican Peso	97.9	(1.1)	9.8	(9.8)
Euro	475.6	(1.2)	47.6	(47.6)
Indian Rupee	35.4	0.2	3.5	(3.5)
British Pound	4.0	—	0.4	(0.4)
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

Derivative commodity assets (liabilities) of $2.0 million, $(2.4) million and $(0.5) million were recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively, as of June 30, 2024. Derivative commodity assets (liabilities) of $1.0 million, $0.1 million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2023. The unrealized loss on the effective portion of the hedges of $0.7 million net of tax and the unrealized gain on the effective portion of the hedges of $0.3 million net of tax, as of June 30, 2024 and December 31, 2023, respectively, was recorded in AOCI. As of June 30, 2024, we had $0.8 million derivative commodity gains on closed hedge instruments. As of December 31, 2023, we had $1.6 million, net of tax, derivative commodity losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2024:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$50.2	$(0.9)	$5.0	$(5.0)
Aluminum	0.5	—	0.1	(0.1)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $16.1 million of gains as of June 30, 2024 which includes $9.7 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2024, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock remaining available to be purchased as of June 30, 2024 is $195.0 million.

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

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2024

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: August 1, 2024