Form 10-Q
period 2024-09-30
REGAL REXNORD CORP
filed 2024-11-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2024 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On October 31, 2024 the registrant had outstanding 66,228,082 shares of common stock, $0.01 par value per share.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Sales	$1,477.4	$1,649.8	$4,572.7	$4,642.5
Cost of Sales	921.1	1,107.6	2,892.3	3,138.4
Gross Profit	556.3	542.2	1,680.4	1,504.1
Operating Expenses	382.2	388.9	1,172.7	1,127.9
Goodwill Impairment	—	57.3	—	57.3
Asset Impairments	—	3.7	1.5	6.1
Loss on Sale of Businesses	—	112.7	4.3	112.7
Total Operating Expenses	382.2	562.6	1,178.5	1,304.0
Income (Loss) from Operations	174.1	(20.4)	501.9	200.1
Interest Expense	98.0	111.5	305.1	323.3
Interest Income	(5.1)	(3.5)	(13.2)	(40.5)
Other (Income) Expense, Net	(0.2)	(2.5)	0.4	(6.7)
Income (Loss) before Taxes	81.4	(125.9)	209.6	(76.0)
Provision for Income Taxes	8.4	12.7	53.2	34.9
Net Income (Loss)	73.0	(138.6)	156.4	(110.9)
Less: Net Income Attributable to Noncontrolling Interests	0.3	0.9	1.4	2.4
Net Income (Loss) Attributable to Regal Rexnord Corporation	$72.7	$(139.5)	$155.0	$(113.3)
Earnings (Loss) Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.09	$(2.10)	$2.33	$(1.71)
Assuming Dilution	$1.09	$(2.10)	$2.32	$(1.71)
Weighted Average Number of Shares Outstanding:
Basic	66.4	66.3	66.4	66.3
Assuming Dilution	66.7	66.3	66.8	66.3

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss)	$73.0	$(138.6)	$156.4	$(110.9)
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	124.7	(86.1)	(18.8)	(82.1)
Reclassification of Foreign Currency Translation Losses to Earnings (see Note 3 - Acquisitions and Divestitures)	—	—	121.3	—
Hedging Activities:
(Decrease) Increase in Fair Value of Hedging Activities, Net of Tax Effects of $(2.6) million and $(0.6) million for the Three Months Ended September 30, 2024 and September 30, 2023 and $(2.8) million and $5.9 million for the Nine Months Ended September 30, 2024 and September 30, 2023, Respectively	(8.3)	(1.8)	(9.0)	18.7
Reclassification of Gains included in Net Income (Loss), Net of Tax Effects of $(1.7) million and $(0.7) million for the Three Months Ended September 30, 2024 and September 30, 2023 and $(5.5) million and $(0.5) million for the Nine Months Ended September 30, 2024 and September 30, 2023, Respectively	(5.5)	(2.4)	(17.5)	(1.6)
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss, Net of Tax Effects of zero and $(0.1) million for the three and nine months ended September 30, 2024, respectively.	—	—	(0.4)	—
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income (Loss), Net of Tax Effects of $0.1 and $(0.1) million for the Three Months Ended September 30, 2024 and September 30, 2023 and $0.1 and $(0.4) million for the Nine Months Ended September 30, 2024 and September 30, 2023, Respectively	0.1	(0.4)	0.4	(1.2)
Other Comprehensive Income (Loss)	111.0	(90.7)	76.0	(66.2)
Comprehensive Income (Loss)	184.0	(229.3)	232.4	(177.1)
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.7	0.5	1.1	1.1
Comprehensive Income (Loss) Attributable to Regal Rexnord Corporation	$183.3	$(229.8)	$231.3	$(178.2)

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$458.6	$574.0
Trade Receivables, Less Allowances of $32.3 million and $30.3 million in 2024 and 2023, Respectively	855.8	921.6
Inventories	1,324.5	1,274.2
Prepaid Expenses and Other Current Assets	285.4	245.6
Assets Held for Sale	31.2	368.6
Total Current Assets	2,955.5	3,384.0
Net Property, Plant and Equipment	961.9	1,041.2
Operating Lease Assets	153.3	172.8
Goodwill	6,557.3	6,553.1
Intangible Assets, Net of Amortization	3,824.5	4,083.4
Deferred Income Tax Benefits	37.0	33.8
Other Noncurrent Assets	69.5	69.0
Noncurrent Assets Held for Sale	—	94.1
Total Assets	$14,559.0	$15,431.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$553.2	$549.4
Dividends Payable	23.2	23.2
Accrued Compensation and Employee Benefits	177.8	198.7
Accrued Interest	90.8	85.1
Other Accrued Expenses	318.0	325.2
Current Operating Lease Liabilities	37.1	37.2
Current Maturities of Long-Term Debt	4.7	3.9
Liabilities Held for Sale	3.8	103.7
Total Current Liabilities	1,208.6	1,326.4
Long-Term Debt	5,654.6	6,377.0
Deferred Income Taxes	907.3	1,012.7
Pension and Other Post Retirement Benefits	109.2	120.4
Noncurrent Operating Lease Liabilities	122.6	132.2
Other Noncurrent Liabilities	70.9	77.2
Noncurrent Liabilities Held for Sale	—	20.4
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 150.0 million Shares Authorized, 66.2 million and 66.3 million Shares Issued and Outstanding for 2024 and 2023, Respectively	0.7	0.7
Additional Paid-In Capital	4,652.0	4,646.2
Retained Earnings	2,026.5	1,979.8
Accumulated Other Comprehensive Loss	(206.1)	(282.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,473.1	6,344.3
Noncontrolling Interests	12.7	20.8
Total Equity	6,485.8	6,365.1
Total Liabilities and Equity	$14,559.0	$15,431.4
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
June 30, 2024	$0.7	$4,656.4	$2,015.5	$(316.7)	$12.0	$6,367.9
Net Income	—	—	72.7	—	0.3	73.0
Other Comprehensive Income		—	—	110.6	0.4	111.0
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised	—	(1.1)	—	—	—	(1.1)
Repurchase of Common Stock	—	(11.6)	(38.4)	—	—	(50.0)
Share-Based Compensation	—	8.3	—	—	—	8.3
September 30, 2024	$0.7	$4,652.0	$2,026.5	$(206.1)	$12.7	$6,485.8

June 30, 2023	$0.7	$4,626.5	$2,109.8	$(326.7)	$26.6	$6,436.9
Net (Loss) Income	—	—	(139.5)	—	0.9	(138.6)
Other Comprehensive Loss	—	—	—	(90.3)	(0.4)	(90.7)
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(1.0)	—	—	—	(1.0)
Share-Based Compensation	—	12.9	—	—	—	12.9
September 30, 2023	$0.7	$4,638.4	$1,947.1	$(417.0)	$27.1	$6,196.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	155.0	—	1.4	156.4
Other Comprehensive Loss	—	—	—	(45.0)	(0.3)	(45.3)
Dividends Declared ($1.05 Per Share)	—	—	(69.9)	—	—	(69.9)
Stock Options Exercised	—	(9.5)	—	—	—	(9.5)
Repurchase of Common Stock	—	(11.6)	(38.4)	—	—	(50.0)
Businesses Divested	—	—	—	121.3	(9.2)	112.1
Share-Based Compensation	—	26.9	—	—	—	26.9
September 30, 2024	$0.7	$4,652.0	$2,026.5	$(206.1)	$12.7	$6,485.8

December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net (Loss) Income	—	—	(113.3)	—	2.4	(110.9)
Other Comprehensive Loss	—	—	—	(64.9)	(1.3)	(66.2)
Dividends Declared ($1.05 Per Share)	—	—	(69.6)	—	—	(69.6)
Stock Options Exercised	—	(9.2)	—	—	—	(9.2)
Replacement Equity-Based Awards Granted	—	4.6		—	—	4.6
Share-Based Compensation	—	33.4	—	—	—	33.4
Dividends Declared to Noncontrolling Interests	—	—	—	—	(8.4)	(8.4)
September 30, 2023	$0.7	$4,638.4	$1,947.1	$(417.0)	$27.1	$6,196.3

See Accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$156.4	$(110.9)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	122.6	131.7
Amortization	260.0	222.7
Goodwill Impairment	—	57.3
Asset Impairments	1.5	6.1
Loss on Assets Held for Sale	4.3	112.7
Noncash Lease Expense	33.0	31.6
Share-Based Compensation Expense	26.9	49.1
Financing Fee Expense	9.4	29.8
Benefit from Deferred Income Taxes	(89.0)	(89.4)
Other Non-Cash Changes	6.5	5.6
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	27.3	29.2
Inventories	(54.3)	206.7
Accounts Payable	0.7	(18.7)
Other Assets and Liabilities	(109.1)	(149.5)
Net Cash Provided by Operating Activities	396.2	514.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(80.2)	(88.7)
Business Acquisitions, Net of Cash Acquired	—	(4,870.2)
Proceeds Received from Sales of Property, Plant and Equipment	1.3	6.3
Proceeds Received from Sale of Businesses, Net of Cash Transferred	374.8	—
Net Cash Provided by (Used in) Investing Activities	295.9	(4,952.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,316.2	1,801.3
Repayments Under Revolving Credit Facility	(1,380.5)	(2,213.8)
Proceeds from Short-Term Borrowings	—	34.7
Repayments of Short-Term Borrowings	—	(38.2)
Proceeds from Long-Term Borrowings	—	5,532.9
Repayments of Long-Term Borrowings	(668.4)	(624.7)
Dividends Paid to Shareholders	(69.9)	(69.6)
Shares Surrendered for Taxes	(12.4)	(11.5)
Proceeds from the Exercise of Stock Options	4.1	3.1
Financing Fees Paid	—	(51.1)
Repurchase of Common Stock	(50.0)	—
Distributions to Noncontrolling Interests	—	(8.4)
Net Cash (Used in) Provided By Financing Activities	(860.9)	4,354.7
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(6.1)	(5.8)
Net (Decrease) Increase in Cash and Cash Equivalents	(174.9)	(89.7)
Cash and Cash Equivalents at Beginning of Period	635.3	688.5
Cash and Cash Equivalents at End of Period	$460.4	$598.8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$284.7	$209.5
Income taxes	$128.9	$166.9
Cash and Cash Equivalents Presentation:
Cash and Cash Equivalents	$458.6	540.6
Assets Held for Sale	1.8	58.2
Total Cash and Cash Equivalents	$460.4	$598.8
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2023, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and September 30, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024.
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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional information about certain expenses in the notes to financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026. The Company is evaluating the effect of adopting this new accounting guidance.

2. OTHER FINANCIAL INFORMATION
Revenue Recognition
The Company recognizes revenue from the sale of premium-efficiency electric motors and air moving subsystems, highly engineered industrial power transmission components and subsystems, and a portfolio of discrete automation products that include controls, actuators, drives, and high-precision servo motors. The Company recognizes revenue when control of the product passes to the customer or the service is provided. Revenue is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

The following tables presents the Company’s revenues disaggregated by geographical region:

Three Months Ended
September 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$431.5	$338.7	$269.2	$—	$1,039.4
Asia	39.3	41.8	22.7	—	103.8
Europe	120.8	32.6	88.0	—	241.4
Rest-of-World	52.6	18.5	21.7	—	92.8
Total	$644.2	$431.6	$401.6	$—	$1,477.4

September 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$422.6	$367.8	$274.8	$68.3	$1,133.5
Asia	45.7	44.4	22.7	36.4	149.2
Europe	126.3	33.8	100.3	12.9	273.3
Rest-of-World	46.1	15.3	22.0	10.4	93.8
Total	$640.7	$461.3	$419.8	$128.0	$1,649.8

Nine Months Ended
September 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$1,306.7	$950.2	$816.9	$79.4	$3,153.2
Asia	133.2	124.6	67.9	44.3	370.0
Europe	367.9	102.4	279.9	17.6	767.8
Rest-of-World	155.3	50.6	59.3	16.5	281.7
Total	$1,963.1	$1,227.8	$1,224.0	$157.8	$4,572.7

September 30, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$1,206.8	$1,094.4	$726.8	$211.8	$3,239.8
Asia	114.1	133.1	50.7	113.9	411.8
Europe	299.8	118.3	251.2	44.0	713.3
Rest-of-World	133.1	45.1	67.4	32.0	277.6
Total	$1,753.8	$1,390.9	$1,096.1	$401.7	$4,642.5
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

Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	September 30, 2024	December 31, 2023
Raw Material and Work in Process	67.4%	66.7%
Finished Goods and Purchased Parts	32.6%	33.3%

Inventories are stated at the lower of cost or net realizable value. All inventory is valued using the FIFO cost method.
Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	September 30, 2024	December 31, 2023
Land and Improvements		$132.8	$139.2
Buildings and Improvements	3 - 50	403.7	414.5
Machinery and Equipment	3 - 15	1,200.6	1,219.4
Property, Plant and Equipment		1,737.1	1,773.1
Less: Accumulated Depreciation		(775.2)	(731.9)
Net Property, Plant and Equipment		$961.9	$1,041.2

As of September 30, 2024 and December 31, 2023, $44.7 million and $44.4 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program
The Company's supplier finance program with Bank of America ("the Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days' notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable or Liabilities Held for Sale, were $42.8 million and $60.8 million as of September 30, 2024 and December 31, 2023, respectively.
3. ACQUISITIONS AND DIVESTITURES

Industrial Systems Divestiture

On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represent the substantial majority of the Industrial Systems operating segment.

The transaction closed on April 30, 2024 for a total purchase price of $446.6 million. The total consideration remains subject to taxes, transaction expenses, working capital adjustments and customary post-closing adjustments. For the three and nine months ended September 30, 2024, the Company recognized a Loss on Sale of Businesses of zero and $4.3 million, respectively. The Company recognized a cumulative loss of $92.0 million on the sale of the industrial motors and generators businesses, which was primarily related to foreign currency translation losses that were reclassified out of accumulated other comprehensive income into earnings at the closing of the transaction.

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

The following table summarizes the carrying value of the disposal group and resulting loss on sale:

April 30, 2024
Net assets sold	$419.4
Noncontrolling Interest	(9.2)
Accumulated Other Comprehensive Income	121.3
Payables to seller	(0.2)
Carrying value of disposal group	$531.3

Loss on Sale of Businesses	$(92.0)

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

Transaction and Integration Costs

The Company incurred transaction and integration-related costs in connection with the Altra Transaction of approximately $3.9 million and $13.8 million during the three and nine months ended September 30, 2024, which includes legal, professional service and integration costs associated with the Altra Transaction. There were $7.5 million and $82.5 million of transaction and integration-related costs in connection with the Altra Transaction recognized during the three and nine months ended September 30, 2023, which includes legal and professional services and certain employee compensation costs, including severance and retention. These costs were recognized as Operating Expenses in the Company's Condensed Consolidated Statements of Income (Loss).

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

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company's financial results for the three and nine months ended September 30, 2023. The pro forma financial information below is presented as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's fiscal year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $7.5 million and $98.2 million for the three and nine months ended September 30, 2023, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $8.8 million and $52.9 million for the three and nine months ended September 30, 2023, and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net Sales	$1,649.8	$5,093.6
Net Loss Attributable to Regal Rexnord Corporation	$(126.7)	$(7.2)
Loss Per Share Attributable to Regal Rexnord Corporation:
Basic	$(1.91)	$(0.11)
Assuming Dilution	$(1.91)	$(0.11)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended
September 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$16.1	$(25.1)	$(307.7)	$(316.7)
Other Comprehensive (Loss) Income before Reclassifications	(10.9)	—	124.3	113.4
Tax Impact	2.6	—	—	2.6
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	(7.2)	0.2	—	(7.0)
Tax Impact	1.7	(0.1)	—	1.6
Net Current Period Other Comprehensive (Loss) Income	(13.8)	0.1	124.3	110.6
Ending Balance	$2.3	$(25.0)	$(183.4)	$(206.1)

September 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$38.6	$(14.1)	$(351.2)	$(326.7)
Other Comprehensive Loss before Reclassifications	(2.4)	—	(85.7)	(88.1)
Tax Impact	0.6	—	—	0.6
Amounts Reclassified from Accumulated Other Comprehensive Loss	(3.1)	(0.5)	—	(3.6)
Tax Impact	0.7	0.1	—	0.8
Net Current Period Other Comprehensive Loss	(4.2)	(0.4)	(85.7)	(90.3)
Ending Balance	$34.4	$(14.5)	$(436.9)	$(417.0)

	Nine Months Ended
September 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Loss before Reclassifications	(11.8)	(0.5)	(18.5)	(30.8)
Tax Impact	2.8	0.1	—	2.9
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	(23.0)	0.5	121.3	98.8
Tax Impact	5.5	(0.1)	—	5.4
Net Current Period Other Comprehensive (Loss) Income	(26.5)	—	102.8	76.3
Ending Balance	$2.3	$(25.0)	$(183.4)	$(206.1)

September 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income (Loss) before Reclassifications	24.6	—	(80.8)	(56.2)
Tax Impact	(5.9)	—	—	(5.9)
Amounts Reclassified from Accumulated Other Comprehensive Loss	(2.1)	(1.6)	—	(3.7)
Tax Impact	0.5	0.4	—	0.9
Net Current Period Other Comprehensive Income (Loss)	17.1	(1.2)	(80.8)	(64.9)
Ending Balance	$34.4	$(14.5)	$(436.9)	$(417.0)

The Condensed Consolidated Statements of Income (Loss) line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 - Derivative Financial Instruments.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other (Income) Expense, Net (see also Note 8 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the nine months ended September 30, 2024:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control
Balance as of December 31, 2023	$6,553.1	$3,747.0	$753.9	$2,052.2
Acquisitions	(5.1)	(5.8)	—	0.7
Translation Adjustments	9.3	7.9	0.9	0.5
Balance as of September 30, 2024	$6,557.3	$3,749.1	$754.8	$2,053.4

Cumulative Goodwill Impairment Charges(1)	$223.6	$18.1	$200.4	$5.1
(1) Excludes impairment charges related to Industrial Systems, since it was sold in April 2024. See Note 3 – Held for Sale, Acquisitions and Divestitures for more information.

Intangible Assets
Intangible assets consist of the following:

		September 30, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,963.4	$867.6	$3,095.8	$4,028.5	$746.2	$3,282.3
Technology	13	297.7	104.9	192.8	302.6	92.9	209.7
Trademarks	10	710.9	175.0	535.9	712.1	120.7	591.4
Total Intangibles		$4,972.0	$1,147.5	$3,824.5	$5,043.2	$959.8	$4,083.4

Amortization expense recorded for the three and nine months ended September 30, 2024 was $86.8 million and $260.0 million, respectively. Amortization expense recorded for the three and nine months ended September 30, 2023 was $87.0 and $222.7 million, respectively. Amortization expense for 2024 is estimated to be $350.2 million.

The following table presents future estimated annual amortization expense for intangible assets:

Year	Estimated Amortization
2025	$348.1
2026	344.7
2027	344.6
2028	344.6
2029	342.6

6. SEGMENT INFORMATION

Effective May 1, 2024, the Company is comprised of three operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC").
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

The Industrial Systems segment designed and produced integral motors, alternators for industrial applications, and sold aftermarket parts and kits to support such products. These products served the general industrial, metals and mining, and food and beverage end markets. As described within Note 3 – Held for Sale, Acquisitions and Divestitures, the sale of the industrial motors and generators business was completed on April 30, 2024 which represented a substantial majority of the Industrial Systems operating segment.

The Company evaluates performance based on the segment's income from operations. Corporate costs have generally been allocated to each segment based on the net sales of each segment.

The following sets forth certain financial information attributable to the Company's operating segments for the three and nine months ended September 30, 2024 and September 30, 2023:

Segment Information

	Three Months Ended
September 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
External Sales	$644.2	$431.6	$401.6	$—	$—	$1,477.4
Intersegment Sales	2.0	0.5	4.6	—	(7.1)	—
Total Sales	646.2	432.1	406.2	—	(7.1)	1,477.4
Gross Profit	268.0	131.8	156.5	—	—	556.3
Operating Expenses	183.5	73.2	125.5	—	—	382.2
Income from Operations	84.5	58.6	31.0	—	—	174.1
Depreciation and Amortization	69.8	11.4	46.2	—	—	127.4
Capital Expenditures	13.7	8.0	7.6	—	—	29.3

September 30, 2023
External Sales	$640.7	$461.3	$419.8	$128.0	$—	$1,649.8
Intersegment Sales	3.6	3.1	4.2	0.6	(11.5)	—
Total Sales	644.3	464.4	424.0	128.6	(11.5)	1,649.8
Gross Profit	215.8	138.0	161.2	27.2	—	542.2
Operating Expenses	175.1	71.5	117.6	24.7	—	388.9
Goodwill Impairment	—	—	—	57.3	—	57.3
Asset Impairments	1.3	1.5	0.5	0.4	—	3.7
Loss on Assets Held for Sale	—	—	—	112.7	—	112.7
Total Operating Expenses	176.4	73.0	118.1	195.1	—	562.6
Income from Operations	39.4	65.0	43.1	(167.9)	—	(20.4)
Depreciation and Amortization	75.9	15.8	46.1	3.1	—	140.9
Capital Expenditures	5.8	8.1	9.8	1.5	—	25.2

Segment Information

	Nine Months Ended
September 30, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems(1)	Eliminations	Total
External Sales	$1,963.1	$1,227.8	$1,224.0	$157.8	$—	$4,572.7
Intersegment Sales	6.7	6.2	13.5	0.5	(26.9)	—
Total Sales	1,969.8	1,234.0	1,237.5	158.3	(26.9)	4,572.7
Gross Profit	803.3	352.3	485.6	39.2	—	1,680.4
Operating Expenses	546.7	219.9	371.5	34.6	—	1,172.7
Asset Impairments	0.2	0.2	1.1	—	—	1.5
Loss on Sale of Businesses	—	—	—	4.3	—	4.3
Total Operating Expenses	546.9	220.1	372.6	38.9	—	1,178.5
Income from Operations	256.4	132.2	113.0	0.3	—	501.9
Depreciation and Amortization	210.7	33.6	137.7	0.6	—	382.6
Capital Expenditures	36.8	19.1	20.0	4.3	—	80.2

September 30, 2023
External Sales	$1,753.8	$1,390.9	$1,096.1	$401.7	$—	$4,642.5
Intersegment Sales	11.5	10.8	15.3	2.0	(39.6)	—
Total Sales	1,765.3	1,401.7	1,111.4	403.7	(39.6)	4,642.5
Gross Profit	617.6	389.5	412.8	84.2	—	1,504.1
Operating Expenses	510.5	217.8	323.7	75.9	—	1,127.9
Goodwill Impairment	—	—	—	57.3		57.3
Asset Impairments	1.6	1.5	2.6	0.4		6.1
Loss on Assets Held for Sale	—	—	—	112.7		112.7
Total Operating Expenses	512.1	219.3	326.3	246.3	—	1,304.0
Income from Operations	105.5	170.2	86.5	(162.1)	—	200.1
Depreciation and Amortization	191.9	39.3	113.4	9.8	—	354.4
Capital Expenditures	30.9	25.2	27.2	5.4	—	88.7
(1) Results for the Industrial Systems segment cover the period through the completed sale on April 30, 2024.

The following table presents identifiable assets information attributable to the Company's operating segments as of September 30, 2024 and December 31, 2023:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of September 30, 2024	$7,726.3	$1,995.7	$4,837.0	$—	$14,559.0
Identifiable Assets as of December 31, 2023	8,009.4	2,036.4	4,909.2	476.4	15,431.4

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Senior Notes	$4,700.0	$4,700.0
Term Facility	780.0	1,053.5
Land Term Facility	95.0	486.8
Multicurrency Revolving Facility	33.8	98.1
Altra Notes	18.1	18.1
Finance Leases	70.6	70.5
Other	7.2	7.5
Less: Debt Issuance Costs	(45.4)	(53.6)
Total	5,659.3	6,380.9
Less: Current Maturities	4.7	3.9
Long-Term Debt	$5,654.6	$6,377.0
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

Weighted average interest rates on the Term Facility and Land Term facility are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Term Facility	7.2%	7.2%	7.2%	6.9%
Land Term Facility	7.1%	7.2%	7.2%	6.7%

As of September 30, 2024, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,536.2 million of available borrowing capacity. For the three months ended September 30, 2024 and September 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $70.8 million and $123.9 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $78.9 million and $320.0 million, respectively. The Company paid a non-use fee of 0.25% as of September 30, 2024 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on the Multicurrency Revolving Facility are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Multicurrency Revolving Facility	7.2%	7.2%	7.2%	6.6%

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

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of September 30, 2024.
Finance leases

The weighted average discount rate associated with the Company's finance leases was 5.2% as of September 30, 2024 and September 30, 2023.

Other Disclosures

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Senior Notes was $4,923.0 million and $4,802.4 million as of September 30, 2024 and December 31, 2023, respectively, compared to a carrying value of $4,700.0 million as of September 30, 2024 and December 31, 2023. The Company believes that the fair value of all other debt instruments approximates their carrying value.

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service Cost	0.6	0.6	1.6	1.5
Interest Cost	5.3	5.8	16.1	17.1
Expected Return on Plan Assets	(5.0)	(6.8)	(15.0)	(20.2)
Amortization of Prior Service Cost and Net Actuarial Loss (Gain)	0.2	(0.5)	0.5	(1.6)
Special Termination Benefits	—	—	0.2	—
Net Periodic Benefit Expense (Income)	$1.1	$(0.9)	$3.4	$(3.2)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other (Income) Expense, Net on the Company's Condensed Consolidated Statements of Income (Loss).
For the three months ended September 30, 2024 and September 30, 2023, the Company contributed $10.5 million and $1.9 million, respectively, to post retirement plans. For the nine months ended September 30, 2024 and September 30, 2023, the Company contributed $14.1 million and $5.4 million, respectively. The Company expects to make total contributions of $17.8 million in 2024. The Company contributed a total of $8.3 million in 2023.
For the three months ended September 30, 2024 and September 30, 2023, the Company contributed $11.0 million and $10.5 million, respectively, to defined contribution plans. For the nine months ended September 30, 2024 and September 30, 2023, the Company contributed $33.4 million and $28.0 million, respectively.

9. SHAREHOLDERS’ EQUITY

Repurchase of Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. During the three and nine months ended September 30, 2024, the Company purchased and retired 332,439 shares of its common stock at an average cost of $150.42 per share for a total cost of $50.0 million. There were no repurchases of the Company's shares during the three and nine months ended September 30, 2023.

Based on share repurchase activity since the most recent authorization, as of September 30, 2024, the maximum value of shares of the Company’s common stock available to be purchased was approximately $145.0 million.

Share-Based Compensation

The Company recognized approximately $8.3 million and $12.9 million in share-based compensation expense for the three months ended September 30, 2024 and September 30, 2023, respectively, and approximately $26.9 million and $49.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The $49.1 million includes $15.7 million related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Condensed Consolidated Statements of Income (Loss) for share-based compensation expense was $1.0 million and $2.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $4.6 million and $6.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the nine months ended September 30, 2024, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Options and SARs	98,998	$62.94
Restricted Stock Units	137,169	$164.87
Performance Share Units	55,442	$254.05

10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 was 10.3% versus (10.1)% for the three months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 and September 30, 2023 was 25.4% and (45.9)%, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than the same period in 2023 due to the impacts of the sale of the industrial motors and generators businesses, partially offset by discrete tax benefits associated with a reduction in withholding taxes. The effective tax rate for the nine months ended September 30, 2024 was higher than the same period in 2023 due to the impacts of the sale of the industrial motors and generators businesses, partially offset by lower non-deductible transaction related expenses from the Altra acquisition and discrete tax benefits associated with a reduction in withholding taxes.

As of September 30, 2024 and December 31, 2023, the Company had approximately $5.7 million and $8.5 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had $1.3 million and $1.1 million of accrued interest as of September 30, 2024 and December 31, 2023, respectively.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.3 million and 0.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The amount of the anti-dilutive shares was 0.3 million and 0.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Denominator for Basic Earnings Per Share	66.4	66.3	66.4	66.3
Effect of Dilutive Securities	0.3	—	0.4	—
Denominator for Diluted Earnings Per Share	66.7	66.3	66.8	66.3

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance	$33.4	$39.3	$34.5	$28.8
Less: Payments	(6.5)	(5.5)	(17.8)	(15.8)
Provisions	6.6	6.3	17.1	16.3
Acquisitions	—	—	—	9.8
Reclassification to Liabilities Held for Sale	—	(3.4)	—	(3.4)
Translation Adjustments	0.3	(0.3)	—	0.7
Ending Balance	$33.8	$36.4	$33.8	$36.4

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 30, 2024 or September 30, 2023.
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
As of September 30, 2024 and December 31, 2023, the Company had $4.4 million and $15.1 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has currency forward contracts with maturities extending through March 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	September 30, 2024	December 31, 2023
Chinese Renminbi	$405.2	$302.3
Mexican Peso	295.0	101.4
Euro	573.9	465.8
Indian Rupee	36.2	30.1
British Pound	3.5	7.1

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through December 2025. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	September 30, 2024	December 31, 2023
Copper	$58.1	$37.5
Aluminum	0.3	1.4

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

Fair values of derivative instruments as of September 30, 2024 and December 31, 2023 were:

	September 30, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$1.8	$—	$—
Currency Contracts	0.5	—	6.0	0.1
Commodity Contracts	2.3	0.4	1.6	—
Not Designated as Hedging Instruments:
Currency Contracts	2.7	—	1.2	—
Total Derivatives	$5.5	$2.2	$8.8	$0.1

	December 31, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—
Currency Contracts	13.1	0.2	1.0
Commodity Contracts	1.0	0.1	0.6
Not Designated as Hedging Instruments:
Currency Contracts	1.3	—	5.9
Total Derivatives	$15.4	$5.6	$7.5

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	September 30, 2024				September 30, 2023
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$1.2	$(4.9)	$(7.2)	$(10.9)	$(0.9)	$(3.7)	$2.2	$(2.4)
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	0.7	5.1	—	5.8	(3.1)	4.6	—	1.5
Gain Recognized in Interest Expense	—	—	1.4	1.4	—	—	1.6	1.6

	Nine Months Ended
	September 30, 2024				September 30, 2023
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$1.3	$(9.6)	$(3.5)	$(11.8)	$(0.7)	$21.0	$4.3	$24.6
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	(1.1)	19.8	—	18.7	(10.9)	8.6	—	(2.3)
Gain Recognized in Interest Expense	—	—	4.3	4.3	—	—	4.4	4.4
Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) were:

	Three Months Ended
	September 30, 2024		September 30, 2023
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$—	$—	$0.1	$—
(Loss) Gain recognized in Operating Expenses	—	(1.7)	—	27.4
	Nine Months Ended
	September 30, 2024		September 30, 2023
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Cost of Sales	$—	$—	$0.2	$—
Gain recognized in Operating Expenses	—	6.0	—	14.9

The AOCI balance related to hedging activities consists of a $2.3 million gain net of tax as of September 30, 2024 which includes $0.6 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive

Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of September 30, 2024 and December 31, 2023.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	September 30, 2024
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$7.7	$(2.0)	$5.7
Liabilities	8.9	(2.0)	6.9

	December 31, 2023
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$15.7	$(2.6)	$13.1
Liabilities	7.5	(2.6)	4.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 30, 2024 and December 31, 2023, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of September 30, 2024 and December 31, 2023.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$3.2	$14.4	Level 2
Derivative Commodity Contracts	2.3	1.0	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	14.9	12.7	Level 1
Derivative Currency Contracts	—	0.2	Level 2
Derivative Commodity Contracts	0.4	0.1	Level 2
Interest Rate Swap	1.8	5.3	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	7.2	6.9	Level 2
Derivative Commodity Contracts	1.6	0.6	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	Level 2
Derivative Commodity Contracts	—	—	Level 2
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

15. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three and nine months ended September 30, 2024 and September 30, 2023. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance	$16.7	$18.3	$29.1	$15.1
Acquisition(1)	—	—	—	0.2
Provision(2)	10.9	7.1	29.1	26.1
Less: Payments	10.2	4.6	40.8	20.6
Ending Balance	$17.4	$20.8	$17.4	$20.8

(1) Excludes $12.4 million of severance related to the Altra Transaction, which was paid in the second quarter 2023.
(2) Excludes equipment related write-offs and restructuring related depreciation adjustments. The three and nine months ended September 30, 2023 excludes $7.5 million of accelerated depreciation.

The following table presents a reconciliation of restructuring costs for restructuring projects for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended
	September 30, 2024			September 30, 2023
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$3.1	$7.0	$10.1	$0.4	$2.0	$2.4
Facility Related Costs	2.0	0.1	2.1	9.4	0.1	9.5
Other Expenses	0.2	0.5	0.7	2.8	(0.1)	2.7
Total Restructuring Costs	$5.3	$7.6	$12.9	$12.6	$2.0	$14.6

	Nine Months Ended
	September 30, 2024			September 30, 2023
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$8.9	$10.2	$19.1	$10.1	$4.9	$15.0
Facility Related Costs	4.9	0.5	5.4	12.4	0.3	12.7
Other Expenses	5.5	1.9	7.4	5.9	—	5.9
Total Restructuring Costs	$19.3	$12.6	$31.9	$28.4	$5.2	$33.6

The following table presents restructuring costs by segment for the three and nine months ended September 30, 2024 and September 30, 2023:

Restructuring Costs - Three Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
September 30, 2024	$12.9	$5.3	$1.8	$5.8	$—
September 30, 2023	$14.6	$5.9	$7.5	$1.2	$—

Restructuring Costs - Nine Months Ended	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
September 30, 2024	$31.9	$10.4	$11.4	$9.1	$1.0
September 30, 2023	$33.6	$7.5	$22.7	$2.7	$0.7

The Company's current restructuring activities are expected to continue through 2024. The Company expects to record aggregate future charges of approximately $11.2 million in the remainder of 2024. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

2024 Outlook

The Company has updated its annual guidance for diluted earnings per share to a range of $3.27 to $3.57. The change reflects weaker factory automation demand in the Automation & Motion Control segment and weaker general commercial demand in the Power Efficiency Solutions segment.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Sales:
Industrial Powertrain Solutions	$644.2	$640.7	$1,963.1	$1,753.8
Power Efficiency Solutions	431.6	461.3	1,227.8	1,390.9
Automation & Motion Control	401.6	419.8	1,224.0	1,096.1
Industrial Systems(1)	—	128.0	157.8	401.7
Consolidated	$1,477.4	$1,649.8	$4,572.7	$4,642.5

Gross Profit as a Percent of Net Sales:
Industrial Powertrain Solutions	41.6%	33.7%	40.9%	35.2%
Power Efficiency Solutions	30.5%	29.9%	28.7%	28.0%
Automation & Motion Control	39.0%	38.4%	39.7%	37.7%
Industrial Systems(1)	—%	21.3%	24.8%	21.0%
Consolidated	37.7%	32.9%	36.7%	32.4%

Operating Expenses as a Percent of Net Sales:
Industrial Powertrain Solutions	28.5%	27.5%	27.9%	29.2%
Power Efficiency Solutions	17.0%	15.8%	17.9%	15.8%
Automation & Motion Control	31.3%	28.1%	30.4%	29.8%
Industrial Systems(1)	—%	152.4%	24.7%	61.3%
Consolidated	25.9%	34.1%	25.8%	28.1%

Income (Loss) from Operations as a Percent of Net Sales:
Industrial Powertrain Solutions	13.1%	6.1%	13.1%	6.0%
Power Efficiency Solutions	13.6%	14.1%	10.8%	12.2%
Automation & Motion Control	7.7%	10.3%	9.2%	7.9%
Industrial Systems(1)	—%	(131.2)%	0.2%	(40.4)%
Consolidated	11.8%	(1.2)%	11.0%	4.3%

Income (Loss) from Operations	$174.1	$(20.4)	$501.9	$200.1
Interest Expense	98.0	111.5	305.1	323.3
Interest Income	(5.1)	(3.5)	(13.2)	(40.5)
Other (Income) Expense, Net	(0.2)	(2.5)	0.4	(6.7)
Income (Loss) before Taxes	81.4	(125.9)	209.6	(76.0)
Provision for Income Taxes	8.4	12.7	53.2	34.9
Net Income (Loss)	73.0	(138.6)	156.4	(110.9)
Less: Net Income Attributable to Noncontrolling Interests	0.3	0.9	1.4	2.4
Net Income (Loss) Attributable to Regal Rexnord Corporation	$72.7	$(139.5)	$155.0	$(113.3)
(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Three Months Ended September 30, 2024 Compared to September 30, 2023
Net sales decreased $172.4 million or 10.4% for the third quarter of 2024 compared to the third quarter of 2023. The decrease consisted of an organic sales decline of 2.7% and a negative foreign currency translation impact of 0.2%. In addition, the $172.4 million decrease includes an impact of $128.0 million related to the sale of the industrial motors and generators businesses, which closed on April 30, 2024. The organic sales decline was driven by a decrease of $28.6 million within PES and a decrease of $17.2 million within AMC, partially offset by an increase of $5.3 million within IPS. Gross profit increased $14.1 million or 2.6% for the third quarter of 2024 as compared to the third quarter of 2023 primarily driven by an increase in gross profit of $52.2 million within IPS, partially offset by a decrease of $27.2 million due to the divestiture of the industrial motors and generators businesses and decreases at AMC and PES. The gross profit increase of $14.1 million includes the absence of $8.8 million of acquisition-related inventory step-up amortization at IPS and AMC in the third quarter of 2024. Total operating expenses for the third quarter of 2024 decreased $180.4 million or 32.1% as compared to the third quarter of 2023 primarily driven by a reduction of $195.1 million from the divestiture of the industrial motors and generators businesses, including the loss on assets held for sale of $112.7 million and goodwill impairment of $57.3 million.
IPS net sales for the third quarter of 2024 were $644.2 million, an increase of $3.5 million or 0.5% as compared to the third quarter of 2023. The increase consisted of an organic sales increase of 0.8%, partially offset by a negative foreign currency translation impact of 0.3%. The increase in organic sales was primarily driven by strength in energy, aerospace & defense and metals & mining, partially offset by weakness in alternative energy and machinery/off-highway markets. Gross profit increased $52.2 million or 24.2% as compared to the third quarter of 2023 primarily driven by benefits from productivity improvements and acquisition-related cost synergies and the absence of $7.1 million of acquisition-related inventory step-up amortization in the third quarter of 2024. Total operating expenses for the third quarter of 2024 are relatively consistent with the third quarter of 2023.
PES net sales for the third quarter of 2024 were $431.6 million, a decrease of $29.7 million or 6.4% as compared to the third quarter of 2023. The decrease consisted of an organic sales decline of 6.2% and a negative foreign currency translation impact of 0.2%. The decrease in organic sales was primarily driven by lower sales volumes due to weakness in the general commercial market and in commercial HVAC outside the U.S., along with a lag in our capacity ramping in response to higher than anticipated residential HVAC demand acceleration. Gross profit decreased $6.2 million or 4.5% as compared to the third quarter of 2023 primarily driven by lower volumes, partially offset by a decrease of $5.9 million in restructuring expenses. Total operating expenses for the third quarter of 2024 are relatively consistent with the third quarter of 2023.
AMC net sales were $401.6 million, a decrease of $18.2 million or 4.3% as compared to the third quarter of 2023. The decrease consisted of an organic sales decline of 4.1% and a negative foreign currency translation impact of 0.2%. The decrease in organic sales was primarily driven by $24.5 million from lower sales volumes due to weakness in discrete automation, partially offset by strength in the food & beverage, aerospace and defense, data center, and medical markets. Gross profit decreased $4.7 million or 2.9% compared to the third quarter of 2023 driven by a decline in sales volume, partially offset by benefits from acquisition-related cost synergies and other cost control actions taken during 2024. Total operating expenses for the third quarter of 2024 are relatively consistent with the third quarter of 2023.
The effective tax rate for the three months ended September 30, 2024 was 10.3% versus (10.1)% for the three months ended September 30, 2023. Refer to Note 10 - Income Taxes for further information.
Nine Months Ended September 30, 2024 Compared to September 30, 2023
Net sales decreased $69.8 million or 1.5% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease consisted of an organic sales decline of 6.2% and a negative foreign currency translation impact of 0.3%, partially offset by acquisition growth of 9.5%. In addition, the $69.8 million decrease reflects a negative impact of $222.9 million related to the sale of the industrial motors and generators businesses, which closed on April 30, 2024. The acquisition growth of $442.5 million was from the acquisition of Altra. The organic sales decline was due to lower organic sales of $158.8 million within PES, $67.6 million within AMC, $28.4 million within IPS, and $19.6 million within Industrial Systems. Gross profit increased $176.3 million or 11.7% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily driven by $175.2 million from the acquisition of Altra, the absence of $52.9 million of acquisition-related inventory step-up amortization at IPS and AMC in 2024, and acquisition-related cost synergies, partially offset by a $37.2 million decrease within PES and a decrease of $45.0 million due to the divestiture of the industrial motors and generated business. Total operating expenses for the nine months ended September 30, 2024 decreased $125.5 million or 9.6% as compared to the nine months ended September 30, 2023 primarily driven by a reduction of $207.4 million from the divestiture of the industrial motors and generators businesses including the $108.4 million decrease to loss on assets held for sale and $57.3 million goodwill impairment recorded during 2023, and a decrease of $68.2 million of transaction and integration related costs, partially offset by an increase of $122.0 million from the acquisition of Altra.
IPS net sales for the nine months ended September 30, 2024 were $1,963.1 million, an increase of $209.3 million or 11.9% as compared to the nine months ended September 30, 2023. The increase consisted of acquisition growth of 13.9%, partially offset by an organic sales decline of 1.6% and a negative foreign currency translation impact of 0.3%. The acquisition growth of $243.2 million was due to the acquisition of Altra. The $28.4 million decrease in organic sales was driven by lower sales volumes due to weakness in alternative energy and machinery/off-highway markets, partially offset by strength in energy and metals & mining markets. Gross profit increased $185.7 million or 30.1% as compared to the nine months ended September 30,

2023 primarily driven by $92.4 million from the acquisition of Altra, the absence of $38.7 million of acquisition-related inventory step-up amortization in 2024, and the benefits of productivity and acquisition-related cost synergies. Total operating expenses for the nine months ended September 30, 2024 increased $34.8 million or 6.8% as compared to the nine months ended September 30, 2023 primarily driven by an increase of $60.0 million from the acquisition of Altra and an increase of $5.1 million of restructuring expense, partially offset by a decrease of $40.8 million of transaction and integration costs.
PES net sales for the nine months ended September 30, 2024 were $1,227.8 million, a decrease of $163.1 million or 11.7% as compared to the nine months ended September 30, 2023. The decrease primarily consisted of an organic sales decline of 11.4% and a negative foreign currency translation impact of 0.3%. The decrease in organic sales was primarily due to lower sales volumes due to weakness in North American residential HVAC as well as commercial HVAC markets in Europe and Asia. Gross profit decreased $37.2 million or 9.6% as compared to the nine months ended September 30, 2023 primarily driven by lower sales volumes, partially offset by management's control over discretionary spending and lower freight costs. Total operating expenses for the nine months ended September 30, 2024 are relatively consistent with the nine months ended September 30, 2023.
AMC net sales were $1,224.0 million, an increase of $127.9 million or 11.7% as compared to the nine months ended September 30, 2023. The increase consisted of acquisition growth of 18.2%, partially offset by an organic sales decline of 6.2% and a negative foreign currency translation impact of 0.3%. The acquisition growth of $199.3 million was due to the acquisition of Altra. The $67.6 million decrease in organic sales was primarily driven by lower volumes due to weakness in discrete automation, partially offset by strength in the aerospace, medical, and data center markets. Gross profit increased $72.8 million or 17.6% compared to the nine months ended September 30, 2023 primarily driven by $82.8 million from the acquisition of Altra, the absence of $14.2 million of acquisition-related inventory step-up amortization in 2024 and the benefits of acquisition-related cost synergies, partially offset by the decline in sales. Total operating expenses for the nine months ended September 30, 2024 increased $46.3 million as compared to the nine months ended September 30, 2023 primarily due to $62.0 million from the acquisition of Altra, partially offset by a decrease of $26.9 million of transaction and integration costs.
On April 30, 2024, the Company completed the sale of its industrial motors and generators businesses, which represented the substantial majority of the Industrial Systems segment, and recognized a $4.3 million loss on the sale during the nine months ended September 30, 2024. The changes in Industrial Systems' sales, gross profit and other operating expenses were primarily driven by the timing of the sale.
The effective tax rate for the nine months ended September 30, 2024 was 25.4% versus (45.9)% for the nine months ended September 30, 2023. Refer to Note 10 - Income Taxes for further information.

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

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Three Months Ended September 30, 2024	$644.2	$431.6	$401.6	$—	$1,477.4
Impact from Foreign Currency Exchange Rates	1.8	1.1	1.0	—	3.9
Organic Sales for Three Months Ended September 30, 2024	$646.0	$432.7	$402.6	$—	$1,481.3

Organic Sales Growth for Three Months Ended September 30, 2024	0.8%	(6.2)%	(4.1)%	—%	(2.7)%
Impact from Foreign Currency Exchange Rates	(0.3)%	(0.2)%	(0.2)%	—%	(0.2)%

Net Sales for Three Months Ended September 30, 2023	$640.7	$461.3	$419.8	$128.0	$1,649.8
Net Sales from Businesses Divested	—	—	—	(128.0)	(128.0)
Adjusted Net Sales for Three Months Ended September 30, 2023	$640.7	$461.3	$419.8	$—	$1,521.8

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Nine Months Ended September 30, 2024	$1,963.1	$1,227.8	$1,224.0	$157.8	$4,572.7
Net Sales from Businesses Acquired	(243.2)	—	(199.3)	—	(442.5)
Impact from Foreign Currency Exchange Rates	5.5	4.3	3.8	1.4	15.0
Organic Sales for Nine Months Ended September 30, 2024	$1,725.4	$1,232.1	$1,028.5	$159.2	$4,145.2

Organic Sales Growth for Nine Months Ended September 30, 2024	(1.6)%	(11.4)%	(6.2)%	(11.0)%	(6.2)%
Acquisition Growth for Nine Months Ended September 30, 2024	13.9%	—%	18.2%	—%	10.0%
Impact from Foreign Currency Exchange Rates	(0.3)%	(0.3)%	(0.3)%	(0.8)%	(0.3)%

Net Sales for Nine Months Ended September 30, 2023	$1,753.8	$1,390.9	$1,096.1	$401.7	$4,642.5
Net Sales from Businesses Divested	—	—	—	(222.9)	(222.9)
Adjusted Net Sales for Nine Months Ended September 30, 2023	$1,753.8	$1,390.9	$1,096.1	$178.8	$4,419.6

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

Cash flow provided by operating activities was $396.2 million for the nine months ended September 30, 2024, a $117.8 million decrease from the nine months ended September 30, 2023. This decrease was driven primarily by lower cash generated by working capital, partially offset by improved income generation.

Cash flow provided by investing activities was $295.9 million for the nine months ended September 30, 2024 as compared to cash flow used in investing activities of $4,952.6 million for the nine months ended September 30, 2023. The change was driven by the use of $4,870.2 of cash to acquire Altra during the prior year period and $374.8 million in proceeds received from the sale of the industrial motors and generators businesses in the current year.

In fiscal 2024, we anticipate capital spending for property, plant and equipment to be approximately $110 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2024. We anticipate funding remaining 2024 capital spending with operating cash flows.

Cash flow used in financing activities was $860.9 million for the nine months ended September 30, 2024, compared to $4,354.7 million provided by financing activities for the nine months ended September 30, 2023. We made net debt repayments of $732.7 million during the nine months ended September 30, 2024, compared to net debt borrowings of $4,492.2 million during the nine months ended September 30, 2023. The net debt payments in the current year primarily resulted from payments of $273.5 million on the term loan, $391.8 million on the land term loan and $64.3 million net repayments made on the revolver during the nine months ended September 30, 2024. The net debt borrowings in the prior year were primarily the result of the $4.7 billion of Senior Notes issued in January 2023 and the $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment of the $500.0 million of Private Placement Notes in January 2023, $412.5 million net repayments on the revolver and $122.1 million of payments on the term loan. The Company repurchased and retired $50.0 million of common stock during the nine months ended September 30, 2024 to partially offset the dilutive impact of share-based compensation awards. There were no share repurchases for the nine months ended September 30, 2023. There were $69.9 million of dividends paid for the nine months ended September 30, 2024, compared to $69.6 million of dividends paid in the prior year. There were no financing fees paid in the nine months ended September 30, 2024, compared to $51.1 million of fees paid in the prior year.

Our working capital was $1,746.9 million as of September 30, 2024, compared to $2,057.6 million as of December 31, 2023. Our working capital decreased primarily as a result of lower cash on hand, due to the Company prioritizing debt reduction and using excess cash to do so.

The following table presents selected financial information and statistics as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$458.6	$574.0
Trade Receivables, Net	855.8	921.6
Inventories	1,324.5	1,274.2
Working Capital	1,746.9	2,057.6
Current Ratio	2.4:1	2.6:1

As of September 30, 2024, $433.8 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of September 30, 2024, we have repatriated approximately $636.5 million of foreign cash in 2024 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2024.

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

As of September 30, 2024, the Company had no standby letters of credit issued under the Multicurrency Revolver Facility, and $1,536.2 million of available borrowing capacity. For the three months ended September 30, 2024 and September 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $70.8 million and $123.9 million, respectively, and the weighted average interest rate was 7.2% and 7.2%, respectively. For the nine months ended September 30, 2024 and September 30, 2023 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $78.9 million and $320.0 million, respectively, and the weighted average interest rate was 7.2% and 6.6%, respectively. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of September 30, 2024 and December 31, 2023. The December 31, 2023 balance sheet information includes balances of the industrial motors and generators businesses which were classified as held for sale in the Condensed Consolidated Balance Sheet at that time:

	September 30, 2024	December 31, 2023
Total Current Assets	1,223.6	1,285.0
Goodwill	4,220.9	4,262.6
Intangible Assets, Net of Amortization	2,229.7	2,374.0
Other Noncurrent Assets	1,029.3	1,062.8
Total Assets	7,479.9	7,699.4
Total Current Liabilities	662.7	697.0
Long-Term Debt	5,629.2	6,351.3
Other Noncurrent Liabilities	3,868.2	4,246.1
Total Liabilities	9,497.4	10,597.4
Due from Non-Guarantor Subsidiaries	531.1	526.4
Due to Non-Guarantor Subsidiaries	3,244.1	3,453.1

The following table sets forth summarized income statement information of the Obligor Group for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Net Sales	2,503.9
Gross Profit	958.8
Income from Operations	214.1
Interest Expense	423.7
Net Loss	(213.8)
Net Loss Attributable to Regal Rexnord Corporation	(213.8)
Net Sales to Non-Guarantor Subsidiaries	195.5
Interest Expense Due to Non-Guarantors	125.0

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of September 30, 2024, excluding the impact of interest rate swaps, we had $4,795.9 million of fixed rate debt and $908.8 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Our variable rate debt exposes us to fluctuations in required interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of September 30, 2024 would result in a $5.0 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of September 30, 2024 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$1.8
As of September 30, 2024 and December 31, 2023, an interest rate swap asset of $1.8 million and $5.3 million, respectively, was included in Other Noncurrent Assets. There was an unrealized gain of $4.6 million (a $3.2 million gain on the terminated swaps and a $1.4 million gain on the active swaps) and $10.6 million, net of tax, as of September 30, 2024 and December 31, 2023, respectively, that was recorded in AOCI for the effective portion of the hedges.

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

As of September 30, 2024, derivative currency assets (liabilities) of $3.2 million, $(7.2) million and $(0.1) million are recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses and Other Noncurrent Liabilities, respectively. As of December 31, 2023, derivative currency assets (liabilities) of $14.4 million, $0.2 million and $(6.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized loss on the effective portions of the hedges of $4.2 million net of tax, and unrealized gain on the effective portions of the hedges of $9.3 million net of tax, as of September 30, 2024 and December 31, 2023 respectively, were recorded in AOCI. As of September 30, 2024 and December 31, 2023, we had $1.4 million and $10.2 million, respectively, net of tax, currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 30, 2024:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Chinese Renminbi	$405.2	$0.4	$40.5	$(40.5)
Mexican Peso	295.0	(6.1)	29.5	(29.5)
Euro	573.9	1.7	57.4	(57.4)
Indian Rupee	36.2	0.1	3.6	(3.6)
British Pound	3.5	—	0.4	(0.4)
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

Derivative commodity assets (liabilities) of $2.3 million, $0.4 million and $(1.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively, as of September 30, 2024. Derivative commodity assets (liabilities) of $1.0 million, $0.1 million and $(0.6) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2023. The unrealized gain on the effective portion of the hedges of $0.8 million net of tax and the unrealized gain on the effective portion of the hedges of $0.3 million net of tax, as of September 30, 2024 and December 31, 2023, respectively, was recorded in AOCI. As of September 30, 2024, we had $0.3 million derivative commodity losses on closed hedge instruments. As of December 31, 2023, we had $1.6 million, net of tax, derivative commodity losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 30, 2024:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$58.1	$1.1	$5.8	$(5.8)
Aluminum	0.3	—	—	—
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $2.3 million of gains as of September 30, 2024 which includes $0.6 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended September 30, 2024.

2024 Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value of Shares Purchased as a Part of Publicly Announced Plans or Programs(2)	Maximum Value of Shares that May be Purchased Under the Plans or Programs
Jul 1 to Jul 31	—	$—	$—	$194,963,843
Aug 1 to Aug 30	208,252	150.62	31,367,841	163,596,002
Sep 1 to Sep 30	124,187	150.09	18,638,782	144,957,220
	332,439		$50,006,623

(1) At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date.
(2) During the quarter ended September 30, 2024, the Company purchased 332,439 shares or $50.0 million in shares pursuant to the October 26, 2021 repurchase authorization.

Equity Incentive Plans

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

3.1
Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective July 24, 2024. [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Form 8-K, filed on July 30, 2024]

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

Date: November 5, 2024

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: November 5, 2024