Form 10-K
period 2024-12-31
REGAL REXNORD CORP
filed 2025-02-21
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $8.9 billion.

On February 19, 2025, the registrant had outstanding 66,268,365 shares of common stock, $0.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2025 (the “2025 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL REXNORD CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2024

CAUTIONARY STATEMENT
All statements in this report, other than those relating to historical facts, are “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “aim,” “seek,” “target,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “predict,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about future financial and operating results, future strategic plans and objectives, and expected market or macroeconomic trends. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

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
•the Company’s ability to achieve its objectives on reducing its indebtedness on the desired timeline or at all;
•dependence on key suppliers and the potential effects of supply disruptions;
•fluctuations in commodity prices and raw material costs as a result of, among other things, changes to trade policies, imposition of tariffs, and other governmental regulations affecting trade;
•any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•unanticipated operating costs, customer loss and business disruption or the Company’s inability to forecast customer needs;
•the Company's ability to retain key executives and employees;
•uncertainties regarding the Company's ability to execute its restructuring/strategic plans within expected costs and timing or at all;
•challenges to the tax treatment that was elected with respect to the merger with the Rexnord PMC business and related transactions;
•actions taken by competitors and their ability to effectively compete in the increasingly competitive global industries and markets;
•the Company's ability to develop new products based on technological innovation, such as the Internet of Things and artificial intelligence, and marketplace acceptance of new and existing products;
•dependence on significant customers and distributors;
•risks associated with climate change, including unexpected weather events in markets in which we do business, and uncertainty regarding the Company's ability to deliver on its sustainability commitments and/or to meet related investor, customer and other third party expectations relating to the Company's sustainability efforts and risks associated with rapidly evolving sustainability regulations;
•Changes to and uncertainty in trade policy, including proposed tariffs on imports into the US from Canada, Mexico and China, or tariff and import/export regulations or other trade restrictions imposed by the US or other governments;
•risks associated with global manufacturing, including risks associated with public health crises and political, societal or economic instability, including instability caused by ongoing geopolitical conflicts;
•issues and costs arising from the integration of acquired companies and businesses;
•prolonged declines or disruptions in one or more markets, including disruptions caused by labor disputes or other labor activities, natural disasters, terrorism, acts of war, international conflicts, pandemics and political and government actions;
•risks associated with excess or obsolete inventory charges, including related write-offs or write-downs;
•economic changes in global markets, such as reduced demand for products, currency exchange rates, inflation rates, interest rates, recession, government policies, including policy changes affecting taxation, trade, tariffs, import/export regulations, immigration, customs, border actions and the like, and other external factors that the Company cannot control;

•product liability, asbestos and other litigation, or claims by end users, government agencies or others that products or customers' applications failed to perform as anticipated;
•unanticipated liabilities of acquired businesses;
•unanticipated adverse effects or liabilities from restructuring activities, business optimization initiatives, business exits or divestitures;
•the Company's ability to identify and execute on future mergers and acquisitions (“M&A”) opportunities, or other strategic transactions;
•the impact of such M&A or other transactions on the Company's results, operations and financial condition, including the impact from costs to execute and finance any such transactions;
•unanticipated costs or expenses that may be incurred related to product warranty issues, recalls or reworks;
•infringement of intellectual property by third parties, challenges to intellectual property, and claims of infringement on third party technologies;
•risks related to foreign currency fluctuations or changes in global commodity prices or interest rates;
•effects on earnings of any significant impairment of goodwill;
•losses from failures, breaches, attacks or disclosures involving information technology infrastructure and data;
•costs and unanticipated liabilities arising from rapidly evolving laws and regulations, including data privacy laws, labor and employment laws, environmental laws and regulations, and tax laws and regulation; and
•risks associated with stock price volatility;

and other risks and uncertainties including, but not limited, to those described in this Annual Report on Form 10-K and from time to time in other filed reports including the Company’s Quarterly Reports on Form 10-Q. For a more detailed description of the risk factors associated with the Company, please refer to Part I - Item 1A - Risk Factors in this Annual Report on Form 10-K and subsequent Securities and Exchange Commission (“SEC”) filings. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to update any forward-looking information contained in this report to reflect subsequent events or circumstances.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our” or the “Company” refer collectively to Regal Rexnord Corporation and its subsidiaries.
References in an Item of this Annual Report on Form 10-K to information contained in the 2025 Proxy Statement, or to information contained in specific sections of the 2025 Proxy Statement, incorporate the information into that Item by reference.
ITEM 1 - BUSINESS
Our Company

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) and its associates around the world help create a better tomorrow by providing sustainable solutions that power, transmit and control motion. The Company’s electric motors and air moving subsystems provide the power to create motion. A portfolio of highly engineered power transmission components and subsystems efficiently transmits motion to power industrial applications. The Company's automation offering, comprised of controllers, drives, precision motors, and actuators, controls motion in applications ranging from factory automation to precision tools used in surgical applications. We are headquartered in Milwaukee, Wisconsin and have manufacturing, sales and service facilities worldwide.

Our Company is comprised of three operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC").

A description of our three operating segments is as follows:

•The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion to power industrial applications. The segment serves a broad range of markets that include metals and mining, general industrial, energy, alternative energy, machinery / off-highway, discrete automation and other markets.

•The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated subsystems comprised of two or more of these components. The segment's products are used in residential and commercial HVAC, water heaters, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agricultural, conveying and other applications.

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

On September 23, 2023, we signed an agreement to sell our industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment. The transaction closed on April 30, 2024. See Note 3 - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for further information.

Strategy

The Company seeks to create value for its key stakeholders – its customers, its shareholders and its associates – by accelerating profitable growth, raising our margins, generating more cash and increasing our return on invested capital. We also plan to create significant value for stakeholders by deploying excess capital towards maintaining a strong balance sheet and, over time, funding highly synergistic M&A transactions. The primary aspects of our strategy to achieve our value creation objectives include:

•Leveraging our 80/20 Initiatives to accelerate profitable growth. Our 80/20 initiatives encompass broadly-applicable, data-driven processes used to identify the select inputs that drive a majority of the related outputs, which we apply using a highly structured process to end markets, products and customers in order to focus our resources on the most valuable growth opportunities. Our 80/20 initiatives are embedded in the fabric of everything we do as a company, but particularly in aligning our product and service offerings to what our customers need and value – an alignment we measure on several metrics, but especially on gross margins.

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

•Raising our exposure to markets with secular growth tailwinds. We are focused on growing our position in prioritized secular growth markets, including some with strong regulatory tailwinds tied to rising energy efficiency requirements. These include the discrete automation, residential HVAC, food & beverage, aerospace, alternative energy, medical, data center, and pool markets. We plan to direct a significant portion of our growth investments to end markets with secular growth characteristics.

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

•Leveraging Regal Rexnord’s unrivaled scale and scope to enable unique customer value-propositions. We believe that the broad scope of our product portfolio, plus the scale of our go-to-market capabilities, positions the Company to offer customers a unique and compelling value proposition. For example, our portfolio breadth makes Regal Rexnord the logical choice for customers to consolidate their power transmission spending, which can create value by raising convenience, improving accountability, and lowering transaction costs. Similarly, with over two thousand associates engaged in sales or sales support roles, we have broad go-to-market scale and scope, which enhances our ability to serve our customers, globally. Our scaled go-to-market also allows us to monetize our new products in a highly effective manner, which reduces our time-to-market and can help us gain market share.

•Providing a broader offering of increasingly robust solutions. One of our key product-related growth initiatives is integrating multiple products or components into a value-added solution. The significant and distinctive scale and scope of our portfolio of power transmission components, automation solutions, and premium efficiency electric motors uniquely positions us to provide these solutions across a wide range of applications and end markets. One of our principal strategic initiatives in this regard is selling industrial powertrains, which combine our high-efficiency electric motors with the critical power transmission components that connect the motor to whatever it is powering, sold as an integrated solution. By engineering our components into solutions, we are able to provide customers with greater reliability, energy efficiency, ease-of-use, and enhanced data analytics, while often also reducing customers' engineering costs. A dedicated powertrain solutions team leverages relevant product, technology and application expertise from across our segments to provide a single point of contact for our customers to design and procure these sub-systems. Beyond powertrains, each of our segments takes the lead in particular end markets to pursue cross-sell opportunities that leverage the broad Regal Rexnord portfolio.

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

•Improving business durability. Improving the durability of our business is about increasing the consistency of our sales performance. While our portfolio already has many characteristics that bolster durability, such as deriving nearly 40% of our sales through the distributor channel, which largely reflects less cyclical aftermarket transactions, we are also pursuing a number of initiatives aimed at raising durability further. Examples of these initiatives include pursuing original equipment manufacturers ("OEMs") sales that have higher aftermarket potential, and directing more of our growth investment to serving markets and applications with secular tailwinds. These initiatives are tied to new solutions, services and channel initiatives. For example, we are strategically investing in secular markets across the portfolio. Our largest segment, IPS, is targeting first fit sales that have higher aftermarket potential and our PES business is launching new products specifically for the aftermarket.

•Leveraging our strong free cash flows to enhance our growth profile and raise shareholder returns. We expect to continue to maintain our long track record of strong free cash flow generation, which supports expeditious de-leveraging post acquisitions, as well as opportunities to fund inorganic growth initiatives, such as M&A activity and stock repurchases. The strong cash flow generating capabilities of our portfolio derive, in part, from a large installed base of our products, our reputation for strong product quality, our trusted and well-recognized brands, and high levels of like-for-like replacement activity for many of our products in the markets we serve.

•Realizing synergies from our M&A transactions. Our acquisition of Altra and merger with the Rexnord PMC business are generating significant revenue and cost synergies, which we expect will contribute to our organic top line growth and meaningfully benefit our adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, net income, and free cash flow.

•Conducting ongoing portfolio assessments. We review our business portfolio on an ongoing basis to ensure that it continues to align with our growth strategy. The Industrial Systems Divestiture is discussed in further detail below.

Acquisition and Divestitures

Industrial Systems Divestiture

On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment. The transaction closed on April 30, 2024 for a total price of $444.0 million. See Note 3 - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for further information.

Altra Transaction

On October 26, 2022, we entered into an Agreement and Plan of Merger (the “Altra Merger Agreement”) by and among us, Altra, and Aspen Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). Altra is a leading global manufacturer of highly-engineered products and sub-systems in the factory automation and industrial power transmission markets. Regal Rexnord entered into the Altra Merger Agreement because it believes it can recognize substantial revenue and cost synergies through the combination. In particular, Altra transforms Regal Rexnord's automation portfolio into a global provider with significant sales into markets with secular growth characteristics. Altra also adds significant capabilities to Regal Rexnord's industrial power transmission portfolio, in particular in clutches and brakes, allowing it to provide a broader offering, and more robust industrial powertrain solutions to its customers.

On March 27, 2023, in accordance with the terms and conditions of the Altra Merger Agreement, Merger Sub merged with and into Altra (the "Altra Merger"), with Altra surviving the Altra Merger as a wholly owned subsidiary of the Company (the “Altra Transaction”). The total purchase price for the acquisition of Altra was $5.1 billion. See Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Altra Transaction.

Sales, Marketing and Distribution

We sell our products directly to OEMs, distributors and end-users. We have multiple divisions that promote our brands across their respective sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.

We operate large distribution facilities in Plainfield, Indiana; El Paso and McAllen, Texas; LaVergne, Tennessee; Florence, Kentucky; and Monterrey and Chihuahua, Mexico which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers. We also operate or partner with numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have select manufacturer representatives' warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of revenue from our OEM customers. Certain portions of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. Despite this relative concentration, we had no customer that accounted for more than 10% of our consolidated net sales in 2024, 2023 or 2022.

Competition

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

Power Efficiency Systems

Electric motor and electronic drive manufacturing is a highly competitive global industry in which there is emphasis on quality, reliability, systems integration and technological capabilities such as energy efficiency, delivery performance, price and service. We compete with a large number of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. Many manufacturers of electric motors and drives operate production facilities globally, producing products for both the US domestic and export markets. Global electric motor manufacturers, particularly those located in Europe, Japan, China, India and elsewhere in Asia, compete with us as they attempt to expand their market penetration around the world, especially in North America.

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

Patents, Trademarks and Licenses

With our emphasis on product development and innovation, our businesses maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own a number of US patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business as a whole. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.

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

Facilities

We have manufacturing, sales and service facilities in the US, Mexico, China, Europe, India, and Australia, as well as a number of other locations throughout the world. Refer to Item 2 - Properties for further information on our facilities by segment.

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

Backlog

Our backlog represents the estimated remaining value of work to be performed under firm contracts. As of December 31, 2024, our backlog was $1,707.0 million, as compared to $1,884.4 million on December 31, 2023. We expect to ship the majority of the backlog in 2025 and the remaining balance thereafter.

Human Capital Management

As of December 31, 2024, we employed approximately 30,800 associates worldwide, of whom approximately 30,300 were full-time. Of those associates, approximately 8,900 were located in the US, 8,900 in Mexico, 3,700 in China, 3,800 in India and 5,000 in the rest of the world.

We believe that our associates are our most valuable assets and consider our associate relations to be good. Our objective is to create a high-performing organization by attracting and retaining high-quality, diverse talent and fostering an environment in which our associates have the opportunity to contribute to the Company’s success, while generating personal satisfaction in their roles. The Company offers market competitive compensation, health and well-being programs, retirement and other benefits, based on the markets in which we operate to motivate high performance. The Company also provides robust training and professional development opportunities designed to help employees achieve their career objectives.

A core goal of our performance management process is to develop and maintain a high-performing organization that is well-positioned to meet our business objectives. Creating a high-performing organization requires associates and managers to exhibit transparency in their day-to-day interactions, and use data to drive decision-making and accountability. In 2024, over 95% of full-time professional associates (excluding those governed by a collective bargaining agreement) participated in the performance management process. Our performance management process focuses on enabling associates and managers to gain alignment through:

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
In addition to our focus on performance, we also have a strong commitment to our Company values:

•Integrity
•Responsibility
•Diversity, Engagement and Inclusion
•Customer Success
•Innovation with Purpose
•Continuous Improvement
•Performance
•Passion to Win
...with a sense of urgency.

We strive to promote these values from the top down. In addition to emphasizing our corporate values as a key part of associate life, we promote a commitment to ethics and compliance among our workforce through our Code of Business Conduct and Ethics (our "Code"). In 2024, 97.2% of our global employees completed training on our Code during our annual training period.

Diversity, engagement and inclusion are rooted in our Company values. We believe that we are at our best when we bring to bear the unique perspectives, experiences, backgrounds and ideas of our associates. We seek a workforce that reflects the communities in which we operate, and strive to create diverse, engaged and inclusive workplaces where all of our associates have the opportunity to contribute to the Company’s success and achieve their professional aspirations.

In late 2023, we conducted an employee engagement survey, and in 2024, we executed a robust communication plan to update our associates on the action plans being taken in response to the results of the survey. Action plans have been developed at the local level in locations around the globe as we strive to further engage our employees. Additionally, our talent acquisition, development, succession and diversity, engagement and inclusion strategies are critical components of our people and culture strategy.

As a Company, we believe that our value of responsibility requires community engagement, and we encourage our associates to share in our commitment to the communities where we operate. In addition to the numerous local community service projects in which our associates participate, we have established a charitable foundation for the purpose of coordinating financial donations to local charities. Our annual charitable giving is administered by an advisory board comprised of our associates. In 2024, the Company and the Company's Charitable Foundation allocated $1.1 million to support charitable organizations in the communities where our associates live and work across the US, Mexico and Canada.

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

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of February 21, 2025 are listed below along with their business experience during the past five years. Officers are elected annually by the Company's Board of Directors (the "Board"). There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Louis V. Pinkham	53	Chief Executive Officer	Joined the Company in April 2019, as Chief Executive Officer. Prior to joining the Company, Mr. Pinkham was Senior Vice President of Crane Co. from 2016-2019; prior thereto he served in other leadership roles at Crane Co. from 2012-2016. Prior to joining Crane Co., Mr. Pinkham was Senior Vice President at Eaton Corporation. From 2000-2012, he held successive and increasing roles of global responsibility at Eaton. Prior to joining Eaton, Mr. Pinkham held an Engineering and Quality Manager position at ITT Sherotec and a Process Design Engineer position with Molecular Biosystems, Inc. Mr. Pinkham serves as a member of the Board of Trustees for the University of Chicago Medical Center, the Museum of Science and Industry in Chicago, the Manufacturers Alliance for Productivity and Innovation (MAPI), and as a director of Jacobs Solutions Inc.

Robert J. Rehard	56	Executive Vice President, Chief Financial Officer	Joined the Company in January 2015, as Vice President, Corporate Controller and Principal Accounting Officer and became Vice President, Chief Financial Officer in April 2018. Prior to joining the Company, Mr. Rehard was a Division Controller for Eaton Corporation and held several other financial leadership positions throughout his career with Baxter, Emerson, Masco and Cooper. Mr. Rehard started his career with Deloitte & Touche in Costa Mesa, California.

Hugo Dubovoy Jr.	45	Executive Vice President, General Counsel and Secretary	Joined the Company in March 2024, as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Dubovoy was General Counsel of the North American consumer products business of Kimberly-Clark Corporation in his capacity as Vice President, Deputy General Counsel, from 2022-2024. Previously, Mr. Dubovoy held roles of increasing responsibility at W.W. Grainger, Inc. from 2013-2022, including, most recently from 2019-2022, Vice President, Corporate Secretary & Chief Litigation Counsel while also leading the legal support of Grainger’s eCommerce businesses in Europe. Prior to Grainger, Mr. Dubovoy spent nearly a decade at both Baker McKenzie LLP, including as Partner, and Skadden, Arps, Slate, Meagher & Flom LLP, two leading global law firms.

Tim A. Dickson	54	Senior Vice President, Chief Digital & Information Officer	Joined the Company in October 2023, as Vice President, Chief Digital Information Officer. Prior to joining the Company, Mr. Dickson was the Chief Information Officer at Generac Power Systems. Prior to that, he held successive and increasing roles of responsibility such as Interim Chief Information Officer and Strategic Technology Consultant for Astreya, as well as Vice President, Digital Business Platform with Laureate International Universities, Vice President, IT Operations – Digital Innovation & Strategy with Motorola Solutions, and Divisional CIO, Emerging Technologies and User Experience with Dell. Mr. Dickson began his career with IBM in the Raleigh-Durham area.

Cheryl A. Lewis	56	Executive Vice President, Chief Human Resources Officer	Joined the Company in March 2020, as Vice President, Chief Human Resources Officer. Prior to joining the Company, Ms. Lewis served as Segment Director, Human Resources for Illinois Tool Works Inc. from 2010-2020. Prior to joining Illinois Tool Works Inc., Ms. Lewis was Vice President, Human Resources with Alcan Packaging from 2008-2010. From 1991-2008 she held successive and increasing roles of responsibility, including Vice President, Human Resources at Panduit Corporation.

Brooke E. Lang	53	Executive Vice President & President, Power Efficiency Solutions Segment	Joined the Company in July 2022 as Senior Vice President and General Manager of the Conveying and Power Management Division. Prior to joining the Company, Mr. Lang was the Vice President and General Manager of the Power Components Division with Eaton. Prior to this role, Mr. Lang held successive and increasing roles of responsibility with Eaton between 2008 and 2016, including Global Channel Marketing Manager, Director – Product Marketing, and as Vice President and General Manager Critical Power Solutions APAC. Mr. Lang began his career with Booz Allen Hamilton in Mclean, VA.

Jerrald R. Morton	63	Executive Vice President & President, Industrial Powertrain Solutions	Joined the Company in February 2015 and became President, Industrial Powertrain Solutions after the Company’s acquisition of Altra Industrial Motion Corporation in March 2023. Prior to his current position, Mr. Morton served as President – Integration, Motion Control Solutions from 2021-2023, President of Power Transmission Solutions Segment from 2019-2021, Vice President, Business Leader of Power Transmission Solutions from 2017-2019, and led the global operations for the Company's power transmission business from 2015-2017. Prior to joining the Company, Mr. Morton spent 28 years with Emerson in a variety of roles in Quality, Technology, and Operations and was Vice President, Global Operations of Emerson’s power transmission business at the time the Company acquired that business.

Kevin J. Zaba	57	Executive Vice President & President, Automation & Motion Control	Joined the Company in October 2021 as President, Motion Control Solutions Segment and became President, Automation & Motion Control, after the Company’s acquisition of Altra Industrial Motion Corporation in March 2023. Previously, Mr. Zaba served as Group Executive and President for Rexnord Process & Motion Control from 2014-2021. Prior to this, he held a number of leadership roles with increasing responsibility during his 24 year tenure at Rockwell Automation, Inc., including Vice President of Solutions, Services & Sales and Vice President and General Manager of the Control & Visualization products business. Mr. Zaba's experience as a global business leader includes assignments across a variety of commercial, innovation and operational roles, including a multiyear assignment leading an Asia-Pacific ETO solutions business while residing in Shanghai, China.

Website Disclosure

Our Internet address is www.regalrexnord.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and associates which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In September 2024, we produced our updated Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

We are dependent on a single or limited number of suppliers for some materials or components required in the manufacture of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, including by suffering any disruptions at its facilities or in its supply, we may experience cost increases or supply shortages that could result in our inability to meet our customers' requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations or in certain circumstances, our competitive position could be adversely affected, which may result in depressed sales and profitability.

Our dependence on, and the price of, raw materials may adversely affect our gross margins.

Many of the products we produce contain key materials such as steel, copper, aluminum and electronics. Market prices for those materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations and tariffs, economic conditions and other circumstances. For example, the US has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, and other government regulations affecting trade between the US and other countries. In particular, the US government imposed or threatened to impose tariffs on imports from China, Canada and Mexico, among other proposed tariffs, and such countries have taken or have threatened to take retaliatory actions. Even if we are able to successfully respond to increased commodity costs through pricing actions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

We may incur costs and charges as a result of restructuring activities and business optimization initiatives and operations consolidations that may be disruptive to our business and may not result in anticipated cost savings.

We expect to continue reviewing our overall manufacturing footprint and margin improvement initiatives in our operations, in an effort to make our business more efficient. We have incurred and expect to continue to incur additional costs and restructuring charges in connection with such consolidations, divestitures, workforce reductions and other cost reduction measures that could, in certain instances, adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business, and this may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which could adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

In addition, these activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause disruption and additional unanticipated expense.

Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products, new manufacturing techniques and product enhancements based on technological innovation, such as the Internet of Things ("IoT") and Artificial Intelligence ("AI"), and marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business.

The electric motor drives and controls, power generation and power transmission industries in recent years have seen significant evolution and innovation, particularly with respect to increasing energy efficiency and control enhancements. Our ability to effectively compete in these industries depends in part on our ability to continue to develop new technologies and innovative products, new manufacturing techniques and product enhancements, including enhancements based on technological innovation such as IoT and AI. Further, many large customers in these industries generally desire to purchase from companies that can offer a broad product range, which means we must continue to develop our expertise in order to design, manufacture and sell these products successfully. This requires that we make significant investments in engineering, manufacturing, customer service and support, research and development and intellectual property protection, and there can be no assurance that in the future we will have sufficient resources to continue to make such investments. If we are unable to identify and predict customer needs and preferences or are unable to meet the needs of our customers for innovative and competitive products or product variety, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, which may adversely impact our results of operations.

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

We have a material amount of goodwill and other long-lived assets, including intangible assets, property, plant and equipment and lease assets. We assess our goodwill at least annually for impairment. Our estimates of fair value are based on assumptions about future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. We evaluate the recoverability of the carrying value of long-lived assets to be held and used whenever events or circumstances indicating a potential impairment exist, such as, but not limited to, adverse market conditions or business climate, a change in the extent or manner in which assets are being used, or a negative long-term performance outlook. An impairment would require us to reduce the carrying value of goodwill or other long-lived asset to fair value through a non-cash impairment charge in our results of operations, which could be material. See Note 4 – Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements for more information.

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
One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to regulation by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we cannot assure you that these claims, individually or in the aggregate, will not have a material adverse effect on our subsidiary's results of operations, financial condition or cash flows. We cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that our subsidiary or we on their behalf may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant. See Note 11 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

Our business may not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

As of December 31, 2024, we had approximately $5.5 billion in aggregate debt outstanding under our various financing arrangements, including a substantial amount of debt incurred in connection with the Altra Transaction. If we are unable to generate sufficient cash flows to service our debt, our business, financial condition or results of operations could be adversely affected. See Note 6 – Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information.

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

Our credit facilities contain financial and restrictive covenants, which require us to maintain specified financial ratios and satisfy certain financial condition tests. These covenants could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities, and may require that we take action to reduce our debt or to act in a manner contrary to our business strategies. An event of default under our debt agreements, if not cured or waived, could result in the acceleration of our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations or debt service capability. See Note 6 - Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information.

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

The effects of climate change could create financial, reputational, or other risks to our business. For example, the effects of climate change could disrupt our operations by impacting the availability and the cost of materials needed for manufacturing, exacerbate existing risks to our supply chain and increase insurance and other operating costs, including energy costs impacted by carbon prices or offsets. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them. Additionally, we are subject to environmental laws that could impose significant costs on us. See "We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses" for more information.

There continues to be a lack of consistent climate regulation, which creates economic and regulatory uncertainty. Increased international, regional, state, and/or federal requirements or other stakeholder expectations have and could further mandate more restrictive or expansive standards, more prescriptive reporting of environmental, social and governance metrics than the voluntary commitments we have adopted, or require related changes on a more accelerated time frame than we anticipate. For example, we are subject to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) and California’s climate disclosure rules, among others. These regulations are inconsistent, and are rapidly emerging and evolving, and have increased, and are expected to continue to increase, our compliance costs. For example, the CSRD has established extensive

ESG-related disclosure requirements based on the European Sustainability Reporting Standards, including certain assurance obligations. The standards used to identify and collect the information and data required pursuant to the CSRD are still developing and uncertain, and this lack of certainty could result in increased costs related to complying with our reporting obligations under the CSRD. In addition, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effect of climate change. These regulations may affect our operations, supply chain, and overall business strategy, potentially leading to increased expenses, operational disruptions or limitations on our ability to compete in certain markets. If our product portfolio does not align with these regulations, we may be required to make increased research and development and other capital expenditures to improve our product portfolio in order to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to meet due to the level of capital investment or technological advancement. While we are committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development.

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve Scope 1 and Scope 2 carbon emission neutrality by 2032, and net zero across Scope 1, 2 and 3 emissions by 2050. Although we intend to meet these commitments, we have expended resources and we may be required to further expend significant resources to do so, which could increase our operational costs. If we either are unable to meet these commitments, or progress toward our commitments more slowly than expected, or if such commitments are criticized by certain groups, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brands and our products by current and potential customers, as well as investors, which would in turn adversely impact our results of operations.

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

Risks Related to Mergers, Acquisitions and Divestitures

Integration costs and unsuccessful integration of our past acquisitions and any future acquisitions into our business within expected timetables could adversely affect our future results and the market price of our common stock.
The Company has incurred, and may continue to incur, significant one-time costs in connection with the integration of past acquisitions and any future acquisitions, including the cost of financing, transaction costs and integration costs. Incurring these costs may have an adverse effect on the Company’s liquidity, cash flows and operating results.
The success of our acquisitions, including the Altra Transaction, depends, in large part, on our ability to realize the anticipated benefits of such acquisition and on our sales and profitability following such acquisition. The integration of our acquisitions is complex and time-consuming, and is subject to a number of uncertainties, and no assurance can be given that any anticipated benefits will be realized or, if realized, the timing of their realization. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of these acquisitions.
Potential difficulties that may be encountered in the integration process of potential acquisitions include, among others:
•the failure to implement our business plan following such acquisitions;
•lost sales and customers as a result of customers deciding not to do business with the Company;
•risks associated with managing our larger and more complex company following an acquisition;
•integrating personnel while maintaining focus on providing consistent, high-quality products and service to customers;
•the loss of key employees;
•unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
•unexpected liabilities of such acquisitions;
•possible inconsistencies in standards, controls, procedures, policies and compensation structures; and

•the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.
If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of any acquisition could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results after such acquisition and, as a result, adversely affect the market price of our common stock.
As part of our growth strategy, we expect to continue to make acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms, but we may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.
Businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us.
We have assumed liabilities of acquired businesses and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification, if any, contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand, or issues related to compliance with prior commercial agreements.
In connection with the Rexnord PMC acquisition, the Reorganization and the Distributions could result in significant tax liability, including as a result of an error in the determination of Overlap Shareholders or subsequent acquisitions of stock of Zurn or us. Under certain circumstances, Land (our wholly owned subsidiary) may be obligated to indemnify Zurn for any such taxes imposed on Zurn.

In connection with our merger with the Rexnord PMC business, Zurn received a tax opinion from its tax counsel (the “Rexnord Tax Opinion”) that includes an opinion to the effect that the Reorganization and the Distributions will qualify as tax-free to Zurn, Land and the Zurn stockholders, as applicable, for US federal income tax purposes except, in the case of Zurn, to the extent Land’s payment to a subsidiary of Zurn under the terms of the Separation Agreement (the “Land Cash Payment”) exceeds RBS Global Inc.’s adjusted tax basis in Land common stock. The Rexnord Tax Opinion is based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Land and Zurn. Although we believe the representations, assumptions and covenants in the Rexnord Tax Opinion to be true, the failure of any such factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion. The Rexnord Tax Opinion is not binding on the IRS or the courts, and it is possible that the IRS or the courts may not agree with the opinion. In addition, the Rexnord Tax Opinion is based on current law, and the conclusions in the opinion cannot be relied upon if current law changes with retroactive effect.
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
We face risks associated with the sale of the industrial motors and generators businesses, which comprised a majority of our Industrial Systems operating segment.

We are subject to risks in connection with the sale of the industrial motors and generators businesses (the "Sale"), including the inability to eliminate certain corporate overhead costs that were previously allocated to the Industrial Systems segment. In addition, the Company may face financial and commercial challenges associated with brand transitions and the disposition of certain proprietary assets that were transferred in the Sale. Any or all of these risks could impact the Company's financial results.

Risks Relating to Our Global Footprint

We operate in highly competitive global industries and markets.

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

We have continued to see a trend with certain customers who are attempting to reduce the number of vendors from which they purchase product in order to reduce their costs. As a result, we may lose market share to our competitors in some of the markets in which we compete.

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
As of December 31, 2024, approximately 21,400 of our approximate 30,300 total full-time associates and 96 of our principal manufacturing and warehouse facilities were located outside the US. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding trade relations between the US and China, Mexico, Canada and other countries. In particular, the US government imposed or threatened to impose tariffs on imports from China, Canada and Mexico, among other proposed tariffs, and such countries have taken or have threatened to take retaliatory actions.

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

We are subject to US federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities, including claims or litigation related to our interpretation and application of tax laws and regulations, could result in substantially higher taxes, could have a negative impact on our ability to compete in the global marketplace, and could have a significant adverse effect on our results or operations, financial conditions and liquidity. The impact of these factors referenced above may be substantially different from period to period. Final laws enacting the Organisation for Economic Co-operation and Development's global minimum tax framework ("Pillar Two Laws") became effective in 2024 in the European Union and other countries where we do business. The Company faces uncertainty related to the potential implementation of Pillar Two Laws in countries where we operate. We are continuing to monitor the legislative process and evaluate the potential impact of implementation of Pillar Two Laws by other countries.

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

Changes to and uncertainty in US trade policy, tariff and import/export regulations and foreign government regulations or other trade restrictions imposed by the US or other governments could adversely affect our business, operating results, foreign operations, sourcing and financial condition.

Changes to tariffs and uncertainty in US and international trade policy have the potential to adversely impact our business, the global economy or certain sectors thereof, including our industry, and could have a material adverse effect on our business, operating results and financial condition. For example, the United States has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States and other government regulations affecting trade between the United States and other countries where we conduct our business. In particular, the United States government imposed or threatened to impose tariffs on imports from China, Canada and Mexico, among other proposed tariffs, and such countries have taken or have threatened to take retaliatory actions. We cannot predict what changes to trade policy will be made in the future, which may have a material adverse effect on our business, financial condition, and results of operations and could also provide our competitors with an advantage over us or increase our costs. We believe that the issue of U.S. and foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources is of particular concern with regard to countries such as China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry.

Our business is also subject to risks associated with US and foreign legislation and regulations relating to imports, including quotas, duties, fees. tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels, and substantially all of our import operations are subject to customs duties or fees on imported products imposed by the governments where our production facilities are located, including raw materials. We cannot predict whether additional US and foreign customs quotas, duties, tariffs, fees, taxes or other charges or restrictions, requirements as to raw materials, reporting obligations pertaining to “conflict minerals” and polyfluoroalkyl substances (commonly referred to as “PFAS”), or other restrictions will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future trade agreements, quotas, duties, fees, tariffs or the imposition of import requirements may have a material adverse effect on our business, financial condition, and results of operations.

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

While we maintain general liability and product liability insurance coverage in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation. See Note 11 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

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

IT security threats via computer malware, social engineering and other “cyber-attacks,” which are increasing in both frequency and sophistication, could also result in unauthorized disclosures of information, such as customer data, personally identifiable information or other confidential or proprietary material, and create financial liability, subject us to legal or regulatory sanctions, or damage our reputation. We attempt to mitigate these risks by implementing measures that aim to help us to continuously improve our cybersecurity posture and protect against evolving threats. For example, we regularly implement new IT systems and make enhancements to our existing Enterprise Resource Planning systems and other business and financial systems (collectively referred to as “IT Systems”), with the aim of enabling management to achieve better control across our business operations. The cost and operational consequences of implementing, maintaining and enhancing our IT Systems and the other measures we employ, could increase significantly to overcome increasingly intense, complex and sophisticated cybersecurity threats, and certain of our IT Systems and other measures may not perform as expected. There can be no assurance that the enhancements to our IT Systems will be successfully implemented and failure to do so could have a material adverse effect on our operations. Notwithstanding these IT Systems enhancements and the other measures we employ, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our competitive position, results of operations, financial condition and cash flow.

We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. However, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have. Although we maintain insurance coverage that may, subject to policy terms and conditions, provide coverage for certain aspects of cyber and information security risks, dependent upon the nature, location and extent of an event, such insurance coverage may be insufficient to cover all losses. While we maintain robust information security mechanisms and controls in order to mitigate these risks, the impact of a material IT event could have a material adverse effect on our competitive position, results of operations, financial condition and cash flow.

Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.

We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the US. Additionally, many other jurisdictions are considering adopting, or have already adopted privacy regulations. The applicability of these laws to our business has increased due to our focus on expanding e-commerce offerings. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a material breach of privacy, we may face litigation or regulatory sanctions, or be required to make notifications pursuant to applicable regulations.

Although we have implemented plans to comply with these laws, GDPR and future laws and regulations could impose even greater compliance burdens and risks with respect to privacy and data security than prior laws. The EU (through the GDPR) and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information and the occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

We are being indemnified, or expect to be indemnified by third parties, subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. We cannot assure you that third parties who indemnify or who are expected to indemnify us for certain environmental costs and liabilities associated with certain owned or operated sites will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities. See Note 11 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

General Risks

Our operations can be negatively impacted by natural disasters, terrorism, acts of war, international conflict, pandemic outbreaks and political and governmental actions.

Natural disasters, acts or threats of war or terrorism, pandemic outbreaks such as COVID-19, international conflicts, and the actions taken by the US and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, could disrupt our supply chain or could result in disruption of our manufacturing processes. We may also be negatively impacted by actions by the US or foreign governments which could disrupt manufacturing and commercial operations, including policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, customs, border actions and the like, including, for example, trade relations between the US and China, and ongoing geopolitical tensions and conflicts.

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

Risk Management and Strategy
Our global risk management policy provides a uniform approach for monitoring, identifying, measuring and responding to enterprise-wide risk to minimize potential disruptions to business operations and harm to reputation. Our global risk management policies framework encompasses, enterprise risk management, business continuity and cybersecurity. Cybersecurity risk is a key component of our overall global risk management policy. The Company’s cybersecurity program is focused on the following areas:

•Governance: In furtherance of the Board’s risk management oversight objectives, the Company convenes a Risk Committee comprised of key functional and business leaders. Among other members, the Risk Committee includes our Chief Information Security Officer (“CISO”), our Senior Director of Global Risk and Property Management, our Vice President, Internal Audit, our Vice President, Environmental, Health and Safety and members of the Legal and Compliance teams. This diverse group supports a strong focus on cybersecurity, business continuity, and associated enterprise risks. The Risk Committee's members are charged with, among other things, identifying and assessing significant and emerging risks, as well as working with executive leadership teams to develop and execute plans, responses and mitigation strategies to address significant cybersecurity risks, that could otherwise negatively impact our ability to achieve our objectives. The Risk Committee’s cybersecurity management function addresses the Company’s information security challenges and risks from various IT-related sources.

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
•Technical Safeguards: The Company employs industry accepted security tools, techniques, and system monitoring to protect the confidentiality of our systems and data. Maintaining the privacy and security of our associate, customer, and third-party data is paramount. The Company deploys technical safeguards which include, but are not limited to, encryption, multi-factor authentication, network segmentation, privilege access management and, endpoint detection and response. These safeguards are evaluated on a routine basis with the intention of identifying and remediating potential vulnerabilities and enhancing the overall security framework.
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
•Education and Awareness: The Company provides annual mandatory global information security training and certification for personnel regarding cybersecurity threats. This training is offered in 20 languages to maximize associate accessibility and comprehension. The Company administers monthly targeted trainings and phishing simulations for our associates. Training sessions and additional phishing simulations are automatically deployed based on success and failure rates. In October 2024, the Company observed Cybersecurity Awareness Month with additional opportunities for engagement, interactive training and education. These activities are designed to develop a mature and vigilant, risk-aware culture among our associates.

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
The Company’s cybersecurity programs are supported by experienced and knowledgeable leaders. The CISO has served in various roles related to information technology and information security for over 20 years. The CISO maintains relevant certifications, including Certified Information Systems Security Manager (“CISM”) and Certified Information Systems Auditor (“CISA”). Additionally, several cybersecurity team members reporting directly to the CISO maintain certifications, including CISM, CISA and Certified Information System Security Professionals (“CISSP”). The Company’s Chief Digital & Information Officer has over 30 years of experience with information technology and digital strategy. The Company’s CEO, CFO and General Counsel each have over 20 years of experience managing risk at the Company or at similar companies or in related settings, including risks arising from cybersecurity threats.
Cybersecurity threats, including those resulting from previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. condition. The cybersecurity threat environment is increasingly challenging. While we employ various measures to improve our cybersecurity posture and protect against evolving threats, we cannot guarantee that these measures will always be successful. For more information, please refer to Part I - Item 1A - Risk Factors – Risks Relating to the Legal and Regulatory Environment – “Our operations are highly dependent on information technology infrastructure, and failures, attacks or breaches could significantly affect our business” in this Annual Report on Form 10-K.

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
Our IPS segment currently includes 143 facilities, of which 50 are principal manufacturing facilities and 26 are principal warehouse facilities. The Industrial Powertrain Solutions segment's present operating facilities contain a total of approximately 10.4 million square feet of space, of which approximately 31% are leased.
The following represents our principal manufacturing and warehouse facilities in the Industrial Powertrain Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	29	3.6	2.3	1.3
Mexico	5	0.7	0.4	0.3
China	4	0.8	—	0.8
India	5	0.2	0.1	0.1
Europe	23	1.4	1.2	0.2
Other	10	0.4	0.3	0.1
Total	76	7.1	4.3	2.8

Our PES segment currently includes 56 facilities, of which 19 are principal manufacturing facilities and 8 are principal warehouse facilities. The Power Efficiency Solutions segment's present operating facilities contain a total of approximately 4.7 million square feet of space, of which approximately 28% are leased.
The following represents our principal manufacturing and warehouse facilities in the Power Efficiency Solutions segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	7	0.9	0.7	0.2
Mexico	7	1.3	0.9	0.4
China	6	1.0	0.8	0.2
India	3	0.4	0.4	—
Europe	2	0.1	0.1	—
Other	2	0.3	0.2	0.1
Total	27	4.0	3.1	0.9

Our AMC segment currently includes 72 facilities, of which 29 are principal manufacturing facilities and 15 are principal warehouse facilities. The Automation & Motion Control segment's present operating facilities contain a total of approximately 3.2 million square feet of space, of which approximately 58% are leased.
The following represents our principal manufacturing and warehouse facilities in the Automation & Motion Control segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	15	1.3	0.6	0.7
Mexico	4	0.5	0.1	0.4
China	3	0.1	—	0.1
India	9	0.2	0.1	0.1
Europe	8	0.7	0.5	0.2
Other	5	0.1	—	0.1
Total	44	2.9	1.3	1.6

ITEM 3 - LEGAL PROCEEDINGS
From time to time, we are subject to a variety of litigation and other legal and regulatory claims incidental to our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. See Note 11 - Contingencies of the Notes to the Consolidated Financial Statements for more information.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RRX.” The number of registered holders of common stock as of February 19, 2025 was 235.
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended December 31, 2024, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
Item 12 of this Annual Report on Form 10-K contains certain information relating to our equity compensation plans.
Share Repurchase Program
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions and may enter into Rule 10b5-1 trading plans to enact purchases on behalf of the Company. During 2024, we purchased 332,439 shares or $50.0 million in shares pursuant to the repurchase authorization. During 2023, we did not repurchase any shares. During 2022, we purchased 1,698,227 shares or $239.2 million in shares pursuant to the repurchase authorization. The maximum value of shares of our common stock available to be purchased as of December 31, 2024 is $145.0 million.
There were no repurchases of our common stock during the quarter ended December 31, 2024.

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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's MidCap 400 Index, and (3) the Standard & Poor's 400 Industrials Index, for the period December 28, 2019 through December 31, 2024. In each case, the graph assumes the investment of $100.00 on December 28, 2019.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/28/19
01/02/21
01/01/22
12/31/22
12/31/23
12/31/24
Regal Rexnord Corporation
S&P MidCap 400 Index
S&P 400 Industrials Index

INDEXED RETURNS
	Years Ended
Company / Index	2020	2021	2022	2023	2024
Regal Rexnord Corporation	$145.85	$213.75	$152.30	$189.70	$200.59
S&P MidCap 400 Index	113.73	141.88	123.35	143.63	163.63
S&P 400 Industrials Index	116.23	149.30	132.13	173.66	197.08

First Quarter 2025 Dividend
On January 27, 2025, the Board of Directors declared a quarterly dividend of $0.35 per share. The dividend is payable on April 14, 2025, to shareholders of record at the close of business on March 31, 2025.
ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)
Overview

General

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) and its associates around the world help create a better tomorrow by providing sustainable solutions that power, transmit and control motion. The Company’s electric motors and air moving subsystems provide the power to create motion. A portfolio of highly engineered power transmission components and subsystems efficiently transmits motion to power industrial applications. The Company's automation offering, comprised of controllers, drives, precision motors, and actuators, controls motion in applications ranging from factory automation to precision tools used in surgical applications. We are headquartered in Milwaukee, Wisconsin and have manufacturing, sales and service facilities worldwide.

As of December 31, 2024, the Company, including its subsidiaries, employed approximately 30,300 full-time people in its global manufacturing, sales, and service facilities and corporate offices. For the year ended December 31, 2024, we reported annual net sales of $6.0 billion compared to $6.3 billion for the year ended December 31, 2023.

Our company is comprised of three operating segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC").

A description of our three operating segments is as follows:

•The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion to power industrial applications. The segment serves a broad range of markets that include metals and mining, general industrial, energy, alternative energy, machinery / off-highway, discrete automation and other markets.
•The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated subsystems comprised of two or more of these components. The segment's products are used in residential and commercial HVAC, water heaters, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agricultural, conveying and other applications.
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
On September 23, 2023, we signed an agreement to sell our industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment. The transaction closed on April 30, 2024. See Note 3 - Acquisitions and Divestitures and Note 5 - Segment Information of the Notes to the Consolidated Financial Statements for further information and a description of the Company's operating segments, respectively.
We have omitted discussion of trends from 2022 to 2023 as this information has been previously disclosed within Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024.

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

We use the term “organic sales” to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of an acquisition (“Acquisition Sales”), (ii) less the amount of sales attributable to any businesses divested/to be exited, and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales. Organic sales, organic sales growth and acquisition growth are non-GAAP financial measures. See reconciliation of these measures to GAAP net sales in the section entitled "Non-GAAP Measures" below.

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

Outside of general economic cyclicality, our business units experience different levels of variation in sales from quarter to quarter based on factors specific to each business. For example, a portion of our PES segment manufactures products that are used in air conditioning applications. As a result, our sales for that business tend to be lower in the first and fourth quarters and higher in the second and third quarters. In contrast, our IPS and AMC segments each have a broad customer base and a variety of applications, thereby helping to mitigate large quarter-to-quarter fluctuations outside of general economic conditions.

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

Goodwill & Other Asset Impairments.

The following table presents impairments by segment as of December 31, 2024, December 31, 2023 and December 31, 2022:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems(1)	Total
December 31, 2024
Goodwill Impairments	$—	$—	$—	$—	$—
Impairment of Other Long-Lived Assets (2)	1.1	1.1	1.8	—	4.0
Loss on Sale of Businesses (3)	1.7	1.4	1.1	4.3	8.5
Total Impairments	$2.8	$2.5	$2.9	$4.3	$12.5
December 31, 2023
Goodwill Impairments	$—	$—	$—	$57.3	$57.3
Impairment of Other Long-Lived Assets (2)	2.5	1.5	3.4	0.4	7.8
Loss on Sale of Businesses (3)	—	—	—	87.7	87.7
Total Impairments	$2.5	$1.5	$3.4	$145.4	$152.8
December 31, 2022
Goodwill Impairments	$—	$—	$—	$—	$—
Impairment of Other Long-Lived Assets (2)	0.9	—	—	—	0.9
Total Impairments	$0.9	$—	$—	$—	$0.9

(1) The goodwill impairment in 2023 was in the global industrial motors reporting unit. See Note 4 – Goodwill and Intangible Asserts in the Notes to the Consolidated Financial Statements for additional information.
(2) Related to assets held for sale.
(3) Primarily related to the sale of the industrial motors and generators businesses. See Note 3 - Acquisitions and Divestitures for additional information.

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

Altra Transaction

On March 27, 2023, in accordance with the terms and conditions of the Altra Merger Agreement, by and among us, Altra, and Merger Sub, pursuant to the satisfaction of specified conditions, Merger Sub merged with and into Altra, with Altra surviving the Altra Merger as our wholly owned subsidiary. See Note 3 - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for further information regarding the Altra Transaction.

In connection with the Altra Transaction, we entered into certain financing arrangements, which are described within Note 6 - Debt and Bank Credit Facilities.

2025 Outlook

In 2025, we expect diluted earnings per share to be $4.42 to $5.22. Our 2025 diluted earnings per share guidance is based on an effective tax rate of 21.5%.

Results of Operations

The following table sets forth selected information for the years indicated:

	2024		2023
Net Sales:	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Industrial Powertrain Solutions	$2,598.1		$2,403.5
Power Efficiency Solutions	1,644.1		1,808.9
Automation & Motion Control	1,633.8		1,516.8
Industrial Systems(1)	157.8		521.5
Consolidated	$6,033.8		$6,250.7

Gross Profit
Industrial Powertrain Solutions	$1,051.5	40.5%	$844.1	35.1%
Power Efficiency Solutions	458.7	27.9%	524.9	29.0%
Automation & Motion Control	641.6	39.3%	582.4	38.4%
Industrial Systems(1)	39.2	24.8%	115.9	22.2%
Consolidated	$2,191.0	36.3%	$2,067.3	33.1%

Operating Expenses
Industrial Powertrain Solutions	$728.8	28.1%	$692.3	28.8%
Power Efficiency Solutions	296.1	18.0%	307.5	17.0%
Automation & Motion Control	497.2	30.4%	443.4	29.2%
Industrial Systems(1)	38.9	24.7%	247.0	47.4%
Consolidated	$1,561.0	25.9%	$1,690.2	27.0%

Income (Loss) from Operations
Industrial Powertrain Solutions	$322.7	12.4%	$151.8	6.3%
Power Efficiency Solutions	162.6	9.9%	217.4	12.0%
Automation & Motion Control	144.4	8.8%	139.0	9.2%
Industrial Systems(1)	0.3	0.2%	(131.1)	(25.1)%
Consolidated	$630.0	10.4%	$377.1	6.0%

Interest Expense	399.7		431.0
Interest Income	(18.8)		(43.6)
Other Expense (Income), Net	1.1		(8.7)
Income (Loss) before Taxes	248.0		(1.6)
Provision for Income Taxes	49.6		52.7
Net Income (Loss)	198.4		(54.3)
Net Income Attributable to Noncontrolling Interests	2.2		3.1
Net Income (Loss) Attributable to Regal Rexnord Corporation	$196.2		$(57.4)

(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net sales for 2024 were $6,033.8 million, a decrease of $216.9 million, or 3.5% as compared to 2023. The decrease consisted of an organic sales decline of 5.0% and a negative foreign currency translation impact of 0.3%, partially offset by acquisition growth of 7.5%. In addition, the decrease includes a negative impact of $342.7 million related to the sale of the industrial motors and generators businesses, which closed on April 30, 2024. The acquisition growth of $442.5 million relates to the acquisition of Altra. The $295.9 million organic sales decline was due to lower organic sales of $158.1 million within PES, $77.2 million within AMC, $41.0 million within IPS, and $19.6 million within Industrial Systems. Gross profit increased $123.7 million or 6.0% as compared to the prior year due to $175.2 million from the acquisition of Altra, the absence of $53.6 million of acquisition-related inventory step-up amortization at IPS and AMC in 2024, and the benefits of productivity and acquisition-related cost synergies, partially offset by a decrease of $66.2 million within PES and a decrease of $76.7 million due to the divestiture of the industrial motors and generators businesses. Total operating expenses for 2024 were $1,561.0 million, a decrease of $129.2 million, or 7.6% as compared to 2023. The decrease was primarily due to a reduction of $208.1 million from the divestiture of the industrial motors and generators businesses which included an $83.4 million decrease to loss on the sale of the industrial motors and generators businesses, the impact of a $57.3 million goodwill impairment recorded during 2023 in connection with the sale, and a decrease of $63.0 million in transaction and integration related costs, offset by an increase of $122.0 million from the acquisition of Altra.

IPS net sales for 2024 were $2,598.1 million, an increase of $194.6 million or 8.1% as compared to 2023. The increase consisted of acquisition growth of 10.1%, partially offset by an organic sales decline of 1.7% and a negative foreign currency translation impact of 0.3%. The acquisition growth of $243.2 million relates to the acquisition of Altra. The $41.0 million decrease in organic sales was due to weakness in machinery/off-highway, alternative energy and general industrial markets, partially offset by strength in the energy and aerospace markets, and gains from cross-selling synergies. Gross profit increased $207.4 million or 24.6% due to $92.4 from the acquisition of Altra, the absence of $39.6 million of acquisition-related inventory step-up amortization in 2024, and the benefits of productivity and acquisition-related cost synergies. Total operating expenses for 2024 were $728.8 million, an increase of $36.5 million, or 5.3% as compared to 2023. The increase was due to $60.0 million from the acquisition of Altra, partially offset by a decrease of $37.6 million in transaction and integration costs.

PES net sales for 2024 were $1,644.1 million, a decrease of $164.8 million or 9.1% as compared to 2023. The decrease consisted of an organic sales decline of 8.8% and a negative foreign currency translation impact of 0.2%. The $158.1 million decrease in organic sales was due to declines in residential HVAC, general commercial, and non-U.S. commercial HVAC markets, partially offset by strength in the commercial HVAC market in North America. Gross profit decreased $66.2 million or 12.6% due to lower sales volumes, partially offset by management's control over discretionary spending and lower freight costs. Total operating expenses for 2024 were relatively consistent with 2023.

AMC net sales for 2024 were $1,633.8 million, an increase of $117.0 million or 7.7% as compared to 2023. The increase consisted of acquisition growth of 13.1% offset by an organic sales decline of 5.1% and a negative foreign currency translation impact of 0.3%. The acquisition growth of $199.3 million relates to the acquisition of Altra. The $77.2 million decrease in organic sales was due to weakness in discrete automation and general industrial markets, partially offset by strength in the aerospace, data center, medical, and food and beverage markets. Gross profit increased $59.2 million or 10.2% due to $82.8 million from the acquisition of Altra, the absence of $14.0 million of acquisition-related inventory step-up amortization in 2024, and the benefits of productivity and acquisition-related cost synergies, partially offset by the organic sales decline. Total operating expenses for 2024 increased $53.8 million, or 12.1% as compared to 2023. The increase in operating expenses was due to $62.0 million from the acquisition of Altra, partially offset by a decrease of $25.5 million in transaction and integration costs.

On April 30, 2024, the Company completed the sale of its industrial motors and generators businesses, which represented the substantial majority of the Industrial Systems segment, and recognized a $4.3 million loss on the sale during 2024. The changes in Industrial Systems sales, gross profit and other operating expenses were due to timing of the sale.

The effective tax rate for 2024 was 20.0% compared to (3,293.8)% for 2023. The effective tax rate in 2024 reflects lower US tax on foreign earnings and discrete tax benefits associated with a reduction in withholding taxes, while the effective tax rate in 2023 was largely driven by the impact of the nondeductible goodwill impairment and held for sale loss related to the divestiture of the industrial motors and generators businesses.

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

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Net Sales for Year Ended December 31, 2024	$2,598.1	$1,644.1	$1,633.8	$157.8	$6,033.8
Acquisition Sales	(243.2)	—	(199.3)	—	(442.5)
Impact of Foreign Currency Translation	7.6	4.6	5.1	1.4	18.7
Organic Sales for Year Ended December 31, 2024	$2,362.5	$1,648.7	$1,439.6	$159.2	$5,610.0

Organic Sales Growth for Year Ended December 31, 2024	(1.7)%	(8.8)%	(5.1)%	(11.0)%	(5.0)%
Acquisition Growth for Year Ended December 31, 2024	10.1%	—%	13.1%	—%	7.5%
Impact from Foreign Currency Exchange Rates	(0.3)%	(0.2)%	(0.3)%	(0.7)%	(0.3)%

Net Sales for Year Ended December 31, 2023	$2,403.5	$1,808.9	$1,516.8	$521.5	$6,250.7
Net Sales from Businesses Divested	—	(2.1)	—	(342.7)	(344.8)
Adjusted Net Sales for Year Ended December 31, 2023	$2,403.5	$1,806.8	$1,516.8	$178.8	$5,905.9

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

Cash flow provided by operating activities was $609.4 million in 2024, a $105.9 million decrease from 2023. This decrease was driven primarily by working capital changes.

Our working capital was $1,535.6 million and $2,057.6 million as of December 31, 2024 and December 31, 2023, respectively. The prior year included $257.8 million net assets held for sale related primarily to the industrial motors and generators businesses. The remaining decline in working capital was primarily due to the timing of payments and collections on accounts payable and accounts receivable, as well as improvements in managing inventory levels.

Cash flow provided by investing activities was $275.4 million in 2024, compared to cash flow used in investing activities of $4,983.0 million in 2023. The change was driven primarily by the use of $4,870.2 million of cash to acquire Altra in 2023 and $374.8 million in proceeds received from the sale of the industrial motors and generators businesses in 2024. Capital expenditures were $109.5 million in 2024, compared to $119.1 million in 2023.

In 2025, we anticipate capital spending for property, plant and equipment to be approximately $120 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in 2025. We anticipate funding 2025 capital spending with operating cash flows.

Cash flow used in financing activities was $1,095.8 million in 2024, compared to $4,203.6 million cash flow provided by financing activities in 2023. Net debt repayments totaled $938.3 million in 2024, compared to net debt borrowings of $4,372.5 million in 2023. The net debt repayments in the current year primarily resulted from payments of $388.5 million on the term loan, $486.8 million on the land term loan and $58.1 million net repayments made on the revolver. The net borrowings in the prior year were primarily the result of the $4.7 billion of Senior Notes issued in January 2023 and the $840.0 million upsize of the unsecured term loan facility in March 2023, partially offset by the repayment in January 2023 of the $500.0 million 3.90% notes originally issued on April 7, 2022, payments of $322.8 million on the term loan and $330.9 million net repayments made on the revolver. The Company repurchased and retired $50.0 million of common stock during the year ended December 31, 2024 to partially offset the dilutive impact of share-based compensation awards. There were no share repurchases in 2023. We paid $93.0 million in dividends to shareholders in 2024 compared to $92.8 million in 2023. In 2024, we paid distributions of $3.3 million to noncontrolling interests compared to $16.2 million in 2023.

The following table presents selected financial information and statistics as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$393.5	$574.0
Trade Receivables, Net	842.8	921.6
Inventories	1,227.5	1,274.2
Accounts Payable	542.8	549.4
Working Capital	1,535.6	2,057.6
Current Ratio	2.3:1	2.6:1

As of December 31, 2024, $383.9 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs, which includes repatriation of foreign earnings that may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the US to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. We repatriated approximately $773.4 million of foreign cash in 2024 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2025.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

In May 2024, the Company completed transactions to exchange the unregistered Senior Notes for the registered New Notes, which are described within Note 6 - Debt and Bank Credit Facilities.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time. The Company also used the net proceeds from the sale of its industrial motors and generators businesses to repay outstanding debt.

As of December 31, 2024, the Company had $665.0 million of borrowings under the Term Facility and no borrowings under Land Term Facility. As of December 31, 2024 we had $40.0 million of borrowings under the Multicurrency Revolving Facility and $1,530.0 million of available borrowing capacity. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

See Note 6 - Debt and Bank Credit Facilities and Note 3 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for more information.

Litigation

See Part 1 - Item 3 - Legal Proceedings and Note 11 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

Guarantor Information

Regal Rexnord Corporation (the “Parent”) is the issuer of the Senior Notes, which are guaranteed by each of its direct and indirect wholly-owned subsidiaries that is a borrower or guarantor under the Credit Agreement (the “Guarantor Subsidiaries” and, each, a “Guarantor Subsidiary”). The Senior Notes are jointly and severally unconditionally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions. For example, a Guarantor Subsidiary may be released from its guarantee of the Senior Notes under certain circumstances, including following the Parent achieving certain corporate or similar credit ratings. In addition, the guarantee of a Guarantor Subsidiary will automatically terminate under certain circumstances, including if such Guarantor Subsidiary is permanently released from its guarantee of, and is not a borrower under, the Credit Agreement.

If any of the Parent’s subsidiaries that do not guarantee the Senior Notes (the “Non-Guarantor Subsidiaries”) becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of such subsidiary before any of those assets would be made available to the Parent or any Guarantor Subsidiary. Consequently, the claims of holders of the Senior Notes are structurally subordinated to all of the existing and future liabilities, including trade payables, of the Non-Guarantor Subsidiaries.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of December 31, 2024 and December 31, 2023. The December 31, 2023 balance sheet information includes balances of the industrial motors and generators businesses which were classified as held for sale in the Consolidated Balance Sheet at that time:

	December 31, 2024	December 31, 2023
Total Current Assets	1,132.2	1,285.0
Goodwill	4,220.9	4,262.6
Intangible Assets, Net of Amortization	2,178.3	2,374.0
Other Noncurrent Assets	863.3	1,062.8
Total Noncurrent Assets	7,262.5	7,699.4
Total Current Liabilities	658.0	697.0
Long-Term Debt	5,428.0	6,351.3
Other Noncurrent Liabilities	3,682.5	4,246.1
Total Noncurrent Liabilities	9,110.5	10,597.4
Due from Non-Guarantor Subsidiaries	398.5	526.4
Due to Non-Guarantor Subsidiaries	3,114.0	3,453.1

The following table sets forth summarized income statement information of the Obligor Group for the year ended December 31, 2024:

Year Ended December 31, 2024
Net Sales	3,290.5
Gross Profit	1,219.5
Income from Operations	215.7
Interest Expense	540.6
Net Loss	(299.2)
Net Loss Attributable to Regal Rexnord Corporation	(299.2)
Net Sales to Non-Guarantor Subsidiaries	255.3
Interest Expense Due to Non-Guarantors	151.0

Legislative Developments

Final laws enacting the Organisation for Economic Co-operation and Development's global minimum tax framework were in force beginning in 2024 in several countries where we do business, and similar laws could be enacted in other countries where we operate. The Company continually monitors legislation updates and administrative guidance. The current impact of the global minimum tax framework is not material to the Company's results of operations.

Cash Requirements for Other Financial Commitments

The following is a summary of our future estimated cash payments by period as of December 31, 2024:

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Finance Leases	Pension Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$342.3	$45.4	$8.2	$15.7	$1,199.8	$1,611.4
1 - 3 years	2,384.5	69.6	16.5	7.5	—	2,478.1
3 - 5 years	1,649.1	30.2	14.2	6.2	—	1,699.7
More than 5 years	2,751.7	75.3	62.2	12.4	—	2,901.6
Total	$7,127.6	$220.5	$101.1	$41.8	$1,199.8	$8,690.8

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 12 of the Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included in the table above. Future pension obligation payments include contributions and benefit payments. Future pension contributions after 2024 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 31, 2024.
(2) Variable rate debt interest is based on December 31, 2024 rates. See also Note 6 – Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements.

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

Purchase Accounting and Business Combinations

Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We, with the assistance of outside specialists as necessary, use estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. We may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income (Loss).

Goodwill

We test goodwill for impairment at least annually and perform our annual impairment test as of the end of October. We monitor for goodwill impairment triggering events at least quarterly, and if a trigger is identified we test goodwill for impairment during the interim period. Factors that could trigger an impairment assessment include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Reporting units with recent impairments or those with goodwill resulting from recent acquisitions generally present the highest risk of impairment.

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether a quantitative test is necessary. In performing qualitative assessments, we evaluate, among other things, actual and forecasted operating results, certain market factors, including discount rates and peer company EBITDA multiples, and the passing margin of prior quantitative tests.

If a quantitative test is performed, we determine the fair value of each reporting unit utilizing an income approach (discounted cash flow method) weighted 75% and a market approach (consisting of a comparable public company multiples methodology) weighted 25%. The assumptions that have the most significant effect on the fair value calculations are discount rates, market multiples, forecasted revenue and EBITDA and terminal growth rates. Discount rates are determined using market and industry data and reflect the risks and uncertainties inherent to each reporting unit and our internally developed forecasts.

For the 2024 annual goodwill test, we performed a qualitative assessment to evaluate goodwill for each of our reporting units, except for two reporting units in the AMC segment which were quantitatively tested. For each of the reporting units we qualitatively assessed, we concluded that it was more likely that not that the fair value exceeded the carrying value and thus a quantitative test was not necessary. For the two reporting units we quantitatively tested, the discount rate used in the income approach was 12.5%. Based on the results of quantitative test, the fair value of each reporting unit exceeded its carrying value and thus no goodwill impairments were recorded. The fair value exceeded carrying value by more than 10% for one of the two reporting units. There is inherent uncertainty included in the assumptions used in goodwill impairment testing and a change to any of the assumptions could lead to a future impairment, which could be material. See Note 4 – Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements for more information.

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

Other Disclosures

Dividends
Quarterly dividends declared by Regal Rexnord Corporation's Board of Directors during the year ended December 31, 2024 and for the first quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter 2024	January 29, 2024	March 28, 2024	April 12, 2024	$0.35
Second Quarter 2024	April 22, 2024	June 28, 2024	July 12, 2024	$0.35
Third Quarter 2024	July 22, 2024	September 27, 2024	October 11, 2024	$0.35
Fourth Quarter 2024	October 24, 2024	December 31, 2024	January 14, 2025	$0.35
First Quarter 2025	January 27, 2025	March 31, 2025	April 14, 2025	$0.35

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of December 31, 2024, we had $4,794.8 million of fixed rate debt and $705.0 million of variable rate debt. As of December 31, 2023, we had $4,796.1 million of fixed rate debt and $1,638.4 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

We have floating rate borrowings, which expose us to variability in interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of December 31, 2024 would result in a $3.8 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps will be recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to floating rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of December 31, 2024 are as follows (in millions):

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$5.5

As of December 31, 2024, a $5.5 million interest rate swap was included in Other Noncurrent Assets. As of December 31, 2023, a $5.3 million interest rate swap was included in Other Noncurrent Assets. There was an unrealized gain of $6.4 million, net of tax, (a $2.2 million gain on the terminated swaps and a $4.2 million gain on the active swaps) for 2024 and an unrealized gain of $10.6 million, net of tax, (a $6.5 million gain on the terminated swaps and a $4.1 million gain on the active swaps) for 2023 that were recorded in AOCI for the effective portion of the hedges.

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

As of December 31, 2024, derivative currency assets (liabilities) of $1.0 million and $(13.6) million, are recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively. As of December 31, 2023, derivative currency assets (liabilities) of $14.4 million, $0.2 million and $(6.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized loss on the effective portions of the hedges of $5.7 million net of tax and unrealized gain of $9.3 million net of tax, as of December 31, 2024 and December 31, 2023,

respectively, are recorded in AOCI. As of December 31, 2024, we had $2.5 million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 31, 2023, we had $10.2 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US Dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 31, 2024 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Mexican Peso	$233.2	$(7.1)	$23.3	$(23.3)
Chinese Renminbi	359.5	(0.2)	36.0	(36.0)
Indian Rupee	23.0	(0.4)	2.3	(2.3)
Euro	1,221.5	(4.4)	122.2	(122.2)
Canadian Dollar	52.2	(0.5)	5.2	(5.2)
British Pound	6.1	—	0.6	(0.6)

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

Derivative commodity assets (liabilities) of $0.1 million and $(4.4) million are recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively as of December 31, 2024. Derivative commodity assets (liabilities) of $1.0 million, $0.1 million and $(0.6) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively as of December 31, 2023. The unrealized loss on the effective portion of the hedges of $3.2 million net of tax and unrealized gain of $0.3 million net of tax, as of December 31, 2024 and December 31, 2023, respectively, was recorded in AOCI. As of December 31, 2024 and December 31, 2023, we had $0.5 million and $1.6 million, respectively, net of tax derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 31, 2024 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$41.7	$(4.3)	$4.2	$(4.2)

Gains and losses indicated in the sensitivity analysis would be largely offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of a $(5.5) million loss as of December 31, 2024 includes $(9.8) million of net current deferred losses expected to be realized in the next twelve months.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of December 31, 2024, the Company's internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regal Rexnord Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill Valuation – Factory Automation Reporting Unit – Refer to Notes 3 and 5 to the Financial Statements

Critical Audit Matter Description

The Company performed an impairment evaluation of the goodwill for the Factory Automation reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. In order to estimate the fair value of the reporting unit, management is required to make estimates and assumptions related to the discount rate and forecasts of future revenues, which involve significant judgment. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. As of October 31, 2024, the Company’s measurement date, the Company determined that the fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

We identified the impairment evaluation of goodwill for the Factory Automation reporting unit as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to the discount rate and forecasts of future revenues. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecast of future revenues required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate and forecasts of future revenues for the Factory Automation reporting unit included the following, among others:

•We evaluated the design and effectiveness of the controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate and forecast of future revenues.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•We assessed management’s historical ability to accurately forecast the reporting unit's results of operations.

•We assessed management’s intent and/or ability to take specific actions included in management’s forecasts.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

–Testing the source information underlying management’s determination of the discount rate

–Testing the mathematical accuracy of management’s calculations

–Developing a range of independent estimates and compared those to the discount rate selected by management

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 21, 2025
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regal Rexnord Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 21, 2025

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Sales	$6,033.8	$6,250.7	$5,217.9
Cost of Sales	3,842.8	4,183.4	3,548.2
Gross Profit	2,191.0	2,067.3	1,669.7
Operating Expenses	1,548.5	1,537.4	978.4
Goodwill Impairment	—	57.3	—
Asset Impairments	4.0	7.8	0.9
Loss on Sale of Businesses	8.5	87.7	—
Total Operating Expenses	1,561.0	1,690.2	979.3
Income from Operations	630.0	377.1	690.4
Interest Expense	399.7	431.0	87.2
Interest Income	(18.8)	(43.6)	(5.2)
Other Expense (Income), Net	1.1	(8.7)	(5.4)
Income (Loss) before Taxes	248.0	(1.6)	613.8
Provision for Income Taxes	49.6	52.7	118.9
Net Income (Loss)	198.4	(54.3)	494.9
Less: Net Income Attributable to Noncontrolling Interests	2.2	3.1	6.0
Net Income (Loss) Attributable to Regal Rexnord Corporation	$196.2	$(57.4)	$488.9
Earnings (Loss) Per Share Attributable to Regal Rexnord Corporation:
Basic	$2.96	$(0.87)	$7.33
Assuming Dilution	$2.94	$(0.87)	$7.29
Weighted Average Number of Shares Outstanding:
Basic	66.4	66.3	66.7
Assuming Dilution	66.7	66.3	67.1
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Net Income (Loss)		$198.4		$(54.3)		$494.9
Other Comprehensive (Loss) Income Net of Tax:
Translation:
Foreign Currency Translation Adjustments		(251.6)		69.4		(157.9)
Reclassification of Foreign Currency Translation Losses to Earnings (see Note 3 - Acquisitions and Divestitures)		121.3		—		—
Hedging Activities:
(Decrease) Increase in Fair Value of Hedging Activities, Net of Tax Effects of $(4.5) Million in 2024, $6.8 Million in 2023 and $1.5 Million in 2022	$(14.1)		$21.4		$4.6
Reclassification of Gains Included in Net Income (Loss), Net of Tax Effects of $(6.4) Million in 2024, $(3.1) Million in 2023 and $(2.6) Million in 2022	(20.2)	(34.3)	(9.9)	11.5	(8.3)	(3.7)
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Loss, Net of Tax Effects of $1.2 million in 2024, $(3.3) million in 2023 and zero in 2022	3.7		(10.4)		0.1
Amortization of Prior Service Cost and Unrecognized (Gain) Loss Included in Net Periodic Pension Cost, Net of Tax Effects of $(0.1) Million in 2024, $(0.4) Million in 2023 and $0.2 Million in 2022	(0.2)	3.5	(1.3)	(11.7)	0.9	1.0
Other Comprehensive (Loss) Income		(161.1)		69.2		(160.6)
Comprehensive Income		37.3		14.9		334.3
Less: Comprehensive Income Attributable to Noncontrolling Interest		1.4		2.6		2.4
Comprehensive Income Attributable to Regal Rexnord Corporation		$35.9		$12.3		$331.9
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$393.5	$574.0
Trade Receivables, Less Allowances of $29.9 Million in 2024 and $30.3 Million in 2023	842.8	921.6
Inventories	1,227.5	1,274.2
Prepaid Expenses and Other Current Assets	267.9	245.6
Assets Held for Sale	19.6	368.6
Total Current Assets	2,751.3	3,384.0
Net Property, Plant and Equipment	921.0	1,041.2
Operating Lease Assets	141.3	172.8
Goodwill	6,458.9	6,553.1
Intangible Assets, Net of Amortization	3,664.5	4,083.4
Deferred Income Tax Benefits	30.0	33.8
Other Noncurrent Assets	66.7	69.0
Noncurrent Assets Held for Sale	—	94.1
Total Assets	$14,033.7	$15,431.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$542.8	$549.4
Dividends Payable	23.2	23.2
Accrued Compensation and Benefits	191.3	198.7
Accrued Interest	84.0	85.1
Other Accrued Expenses	333.8	325.2
Current Operating Lease Liabilities	35.6	37.2
Current Maturities of Long-Term Debt	5.0	3.9
Liabilities Held for Sale	—	103.7
Total Current Liabilities	1,215.7	1,326.4
Long-Term Debt	5,452.7	6,377.0
Deferred Income Taxes	815.5	1,012.7
Pension and Other Post Retirement Benefits	109.5	120.4
Noncurrent Operating Lease Liabilities	114.1	132.2
Other Noncurrent Liabilities	59.0	77.2
Noncurrent Liabilities Held for Sale	—	20.4
Contingencies (see Note 11 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 150.0 Million Shares Authorized, 66.3 Million Shares Issued and Outstanding at December 31, 2024 and 2023	0.7	0.7
Additional Paid-In Capital	4,658.0	4,646.2
Retained Earnings	2,043.8	1,979.8
Accumulated Other Comprehensive Loss	(442.7)	(282.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,259.8	6,344.3
Noncontrolling Interests	7.4	20.8
Total Equity	6,267.2	6,365.1
Total Liabilities and Equity	$14,033.7	$15,431.4
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of January 1, 2022	$0.7	$4,651.8	$1,912.6	$(195.1)	$38.2	$6,408.2
Net Income	—	—	488.9	—	6.0	494.9
Other Comprehensive Loss	—	—	—	(157.0)	(3.6)	(160.6)
Dividends Declared ($1.38 Per Share)	—	—	(91.7)	—	—	(91.7)
Stock Options Exercised	—	(5.3)	—	—	—	(5.3)
Share-Based Compensation	—	22.5	—	—	—	22.5
Repurchase of Common Stock	—	(59.4)	(179.8)	—	—	(239.2)
Dividends Declared to Noncontrolling Interests	—	—	—	—	(6.2)	(6.2)
Balance as of December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net (Loss) Income	—	—	(57.4)	—	3.1	(54.3)
Other Comprehensive Income (Loss)	—	—	—	69.7	(0.5)	69.2
Dividends Declared ($1.40 Per Share)	—	—	(92.8)	—	—	(92.8)
Stock Options Exercised	—	(9.6)	—	—	—	(9.6)
Share-Based Compensation	—	41.6	—	—	—	41.6
Replacement Equity-Based Awards Granted	—	4.6	—	—	—	4.6
Dividends Declared to Noncontrolling Interests	—	—	—	—	(16.2)	(16.2)
Balance as of December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	196.2	—	2.2	198.4
Other Comprehensive Loss	—	—	—	(281.6)	(0.8)	(282.4)
Dividends Declared ($1.40 Per Share)	—	—	(93.0)	—	—	(93.0)
Stock Options Exercised	—	(12.2)	—	—	—	(12.2)
Repurchase of Common Stock	—	(10.8)	(39.2)	—	—	(50.0)
Businesses Divested	—	—	—	121.3	(11.5)	109.8
Share-Based Compensation	—	34.8	—	—	—	34.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(3.3)	(3.3)
Balance as of December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$198.4	$(54.3)	$494.9
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	165.3	185.0	121.9
Amortization	346.5	307.8	185.5
Goodwill Impairment	—	57.3	—
Asset Impairments	4.0	7.8	0.9
Loss on Sale of Businesses	8.5	87.7	—
Noncash Lease Expense	43.5	42.9	31.9
Share-Based Compensation Expense	34.8	58.2	22.5
Financing Fee Expense	13.1	32.8	19.6
Benefit from Deferred Income Taxes	(152.3)	(115.3)	(80.1)
Gain on Sale of Assets	(3.1)	(0.6)	(3.7)
Other Non-Cash Changes	8.9	9.6	6.4
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	23.0	51.7	(38.1)
Inventories	23.9	262.6	(174.4)
Accounts Payable	(0.4)	(70.1)	(129.5)
Other Assets and Liabilities	(104.7)	(147.8)	(21.6)
Net Cash Provided by Operating Activities	609.4	715.3	436.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(109.5)	(119.1)	(83.8)
Business Acquisitions, Net of Cash Acquired	—	(4,870.2)	(35.0)
Proceeds Received from Sales of Property, Plant and Equipment	4.9	6.3	5.5
Proceeds Received from Sale of Businesses, Net of Cash Transferred	380.0	—	—
Net Cash Provided by (Used in) Investing Activities	275.4	(4,983.0)	(113.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,626.7	2,294.1	2,119.6
Repayments Under Revolving Credit Facility	(1,684.8)	(2,625.0)	(2,427.3)
Proceeds from Short-Term Borrowings	—	58.0	10.2
Repayments of Short-Term Borrowings	—	(61.2)	(9.1)
Proceeds from Long-Term Borrowings	—	5,532.9	1,536.8
Repayments of Long-Term Borrowings	(880.2)	(826.3)	(1,123.7)
Dividends Paid to Shareholders	(93.0)	(92.8)	(90.9)
Proceeds from the Exercise of Stock Options	4.9	3.3	5.1
Shares Surrendered for Taxes	(15.8)	(12.1)	(8.9)
Financing Fees Paid	(0.3)	(51.1)	(40.6)
Repurchase of Common Stock	(50.0)	—	(239.2)
Distributions to Noncontrolling Interests	(3.3)	(16.2)	(6.2)
Net Cash (Used in) Provided by Financing Activities	(1,095.8)	4,203.6	(274.2)
EFFECT OF EXCHANGE RATES ON CASH and CASH EQUIVALENTS	(30.8)	10.9	(33.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(241.8)	(53.2)	15.7
Cash and Cash Equivalents at Beginning of Period	635.3	688.5	672.8
Cash and Cash Equivalents at End of Period	$393.5	$635.3	$688.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$380.3	$319.6	$66.7
Income Taxes	177.1	$206.9	$187.6
Cash and Cash Equivalents Presentation:
Cash and Cash Equivalents	$393.5	$574.0	688.5
Assets Held for Sale	—	61.3	—
Total Cash and Cash Equivalents	$393.5	$635.3	$688.5

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)
(1) Nature of Operations
Regal Rexnord Corporation (the “Company”) is a United States-based multi-national corporation. The Company and its associates around the world help create a better tomorrow by providing sustainable solutions that power, transmit and control motion. The Company’s electric motors and air moving subsystems provide the power to create motion. A portfolio of highly engineered power transmission components and subsystems efficiently transmit motion to power industrial applications. Our automation offering, comprised of controls, actuators, drives, and small, precision motors control motion in applications ranging from factory automation to providing precision control in surgical tools. The Company operates through its three segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC"). See Note 5 - Segment Information.

The sale of the industrial motors and generators businesses, which closed on April 30, 2024 as further described in Note 3 – Acquisitions and Divestitures, did not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations. The assets and liabilities related to these businesses were presented as Assets Held for Sale, Noncurrent Assets Held for Sale, Liabilities Held for Sale and Noncurrent Liabilities Held for Sale on the Company's Condensed Consolidated Balance Sheet as of December 31, 2023. Results for the industrial motors and generators businesses are included in Regal Rexnord's results and related disclosures through the close of sale on April 30, 2024.

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
Acquisition-related costs are expensed as incurred, restructuring costs are recognized as post-acquisition expense and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in Provision for Income Taxes. See Note 3 - Acquisitions and Divestitures for more information.
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
The Company derives a significant portion of its revenues from several original equipment manufacturing ("OEM") customers. Despite this relative concentration, there were no customers that accounted for more than 10% of consolidated net sales in 2024, 2023 or 2022.
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. Products include, but are not limited to, automation components and sub-systems, bearings, air-moving systems, clutches and brakes, conveyor technologies, couplings, premium efficiency electric motors, electronic components, gearing, industrial powertrains, linear motion components, power transmission components, switchgear, transfer switches and controls, and miniature servo motors.
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
For a limited number of contracts, the Company transfers control and recognizes revenue over time. The Company satisfies its performance obligations over time and the Company uses a cost-based input method to measure progress. In applying the cost-based method of revenue recognition, the Company uses actual costs incurred to date relative to the total estimated costs for the contract in conjunction with the customer's commitment to perform in determining the amount of revenue to recognize. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods to the customer.
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

Returns, Refunds and Warranties
The Company’s contracts do not explicitly offer a “general” right of return to its customers (e.g. customers ordered excess products and return unused items). Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company generally only offers limited warranties which are considered to be assurance type warranties and are not accounted for as separate performance obligations. Customers generally receive repair or replacement on products that do not function to specification. Estimated product warranties are provided for specific product groups and the Company accrues for estimated future warranty cost in the period in which the sale is recognized. The Company estimates the accrual requirements based on historical warranty loss experience and the cost is included in Cost of Sales. See Note 11 - Contingencies for more information.
Volume Rebates
In some cases, the nature of the Company’s contract may give rise to variable consideration including volume based sales incentives. If the customer achieves specific sales targets, it is entitled to rebates. The Company estimates the projected amount of the rebates that will be achieved and recognizes the estimated costs as a reduction to Net Sales as revenue is recognized.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively:

December 31, 2024	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$1,734.9	$1,276.5	$1,088.8	$79.4	$4,179.6
Asia	172.7	167.7	91.5	44.3	476.2
Europe	482.0	133.9	372.7	17.6	1,006.2
Rest-of-World	208.5	66.0	80.8	16.5	371.8
Total	$2,598.1	$1,644.1	$1,633.8	$157.8	$6,033.8

December 31, 2023	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$1,636.1	$1,419.2	$1,006.3	$274.6	$4,336.2
Asia	168.9	178.7	76.1	146.6	570.3
Europe	420.5	149.7	342.6	55.8	968.6
Rest-of-World	178.0	61.3	91.8	44.5	375.6
Total	$2,403.5	$1,808.9	$1,516.8	$521.5	$6,250.7

December 31, 2022	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
North America	$1,232.2	$1,766.9	$559.0	$298.5	$3,856.6
Asia	140.6	188.1	17.0	159.1	504.8
Europe	240.0	182.2	154.2	50.7	627.1
Rest-of-World	53.5	90.0	42.1	43.8	229.4
Total	$1,666.3	$2,227.2	$772.3	$552.1	$5,217.9

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
Research, development and engineering costs are expensed as incurred. The costs are primarily recorded in Operating Expenses and were as follows for the years noted in the table below:

	December 31, 2024	December 31, 2023	December 31, 2022
Research, Development and Engineering Costs	$176.4	$171.0	$106.6

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
Trade Receivables
The Company's policy for estimating the allowance for credit losses on trade receivables considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate expected credit losses. The specific customer account analysis considers such items as, credit worthiness, payment history, and historical bad debt experience. Trade receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in Operating Expenses. Trade receivables acquired in the Altra Transaction (see Note 3 - Acquisitions and Divestitures) were recorded at fair value at the acquisition date in an amount that reflected expected credit losses, and accordingly, an allowance for credit losses was not separately presented and disclosed.
Inventories
The major classes of inventory at year end are as follows:

	December 31, 2024	December 31, 2023
Raw Material and Work in Process	67.8%	66.7%
Finished Goods and Purchased Parts	32.2%	33.3%

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

Property, plant and equipment by major classification was as follows:

	Useful Life (In Years)	December 31, 2024	December 31, 2023

Land and Improvements		$134.5	$139.2
Buildings and Improvements	3-50	387.2	414.5
Machinery, Equipment and Other	3-15	1,189.8	1,219.4
Property, Plant and Equipment		1,711.5	1,773.1
Less: Accumulated Depreciation		(790.5)	(731.9)
Net Property, Plant and Equipment		$921.0	$1,041.2

As of December 31, 2024 and December 31, 2023, $44.7 million and $44.4 million of ROU assets (as defined in Note 8 - Leases) were included in Net Property, Plant and Equipment, respectively.

Goodwill
The Company evaluates the carrying amount of goodwill annually as of October or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Reporting units with recent impairments or those with goodwill resulting from recent acquisitions generally present the highest risk of impairment.

When testing goodwill for impairment, companies have the option to first assess qualitative factors to determine whether a quantitative test is necessary. In performing qualitative assessments, the Company evaluates, among other things, actual and forecasted operating results, certain market factors, including discount rates and peer company EBITDA multiples, and the passing margin of prior quantitative tests. In performing quantitative tests, the Company uses a weighting of the market approach and the income approach (discounted cash flow method). In the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to each reporting unit's performance measure to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue and EBITDA margin projections and terminal value rates because such assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant discount rate and long-term growth rates.

For the 2024 annual goodwill test, the Company performed a qualitative assessment to evaluate goodwill for each of its reporting units, except for two reporting units in the Automation & Motion Control segment which were quantitatively tested. For each of the reporting units qualitatively assessed, the Company concluded that it was more likely that not that the fair value exceeded the carrying value and thus a quantitative test was not necessary. For each of the two reporting units that were quantitatively tested, the fair value exceeded the carrying value and thus no goodwill impairments were recorded. There were no goodwill impairments recorded as a result of the 2023 and 2022 annual tests. In 2023 and 2022, the Company performed a quantitative test for all the reporting units. Some of the key considerations used in the Company's impairment testing included (i) market pricing of guideline publicly traded companies (ii) cost of capital, including the risk-free interest rate, and (iii) recent historical and projected operating results of the subject reporting unit. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material. See Note 4 - Goodwill and Intangible Assets for more information.

During 2023, the prospective sale of the industrial motors and generators businesses triggered an interim goodwill impairment test. As a result, the Company recorded $57.3 million of goodwill impairment charges for its global industrial motors reporting unit. See Note 3 - Acquisitions and Divestitures for further information. In 2023, the transaction price for the proposed sale of the industrial motors and generators businesses was used as a key input into testing each of the reporting units.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that indicate carrying values may not be recoverable. If an indicator is present, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If such estimated future cash flows are less than carrying value, an impairment would be recognized. There was no impairment of intangible assets during 2024, 2023 or 2022.
Long-Lived Assets Impairment
The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. In 2024, 2023 and 2022, the Company concluded it had asset impairments of $4.0 million, $7.8 million and $0.9 million, respectively, which were related to assets held for sale, and a loss on sale of businesses of $8.5 million, $87.7 million and zero, respectively, which were primarily related to the sale of the industrial motors and generators businesses.

Earnings (Loss) Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.3 million in 2024, 0.4 million in 2023 and 0.2 million in 2022. The following table reconciles the basic and diluted shares used in earnings (loss) per share calculations for the years ended:

	2024	2023	2022
Denominator for Basic Earnings Per Share	66.4	66.3	66.7
Effect of Dilutive Securities(1)	0.3	—	0.4
Denominator for Diluted Earnings Per Share	66.7	66.3	67.1
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

The service cost component of the Company's net periodic benefit cost is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other (Income) Expenses, net on the Company's Consolidated Statements of Income (Loss). See Note 7 – Retirement Plans for more information.

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

The Company uses derivative instruments to manage its exposure to fluctuations in certain raw material commodity pricing, fluctuations in the cost of forecasted foreign currency transactions, and variability in interest rate exposure on floating rate borrowings. The majority of derivative instruments have been designated as cash flow hedges. See Note 12 – Derivative Financial Instruments for more information.

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

Uncertainty exists regarding tax positions taken in previously filed tax returns which remain subject to examination, along with positions expected to be taken in future returns. The Company provides for unrecognized tax benefits, based on the technical merits, when it is more likely than not that an uncertain tax position will not be sustained upon examination. Adjustments are made to the uncertain tax positions when facts and circumstances change, such as the closing of a tax audit; changes in applicable tax laws, including tax case rulings and legislative guidance; or expiration of the applicable statute of limitations. See Note 10 – Income Taxes for more information.

Foreign Currency Translation
For those operations using a functional currency other than the US Dollar, assets and liabilities are translated into US Dollars at year-end exchange rates, and revenues and expenses are translated at monthly average rates. The resulting translation adjustments are recorded as a separate component of Shareholders' Equity. Foreign currency remeasurement gains and losses are included in Operating Expenses in the Consolidated Statements of Income (Loss).

Product Warranty Reserves
The Company maintains reserves for product warranty to cover the stated warranty periods for its products. Such reserves are established based on an evaluation of historical warranty experience and specific significant warranty matters when they become known and can reasonably be estimated. See Note 11 – Contingencies for more information.

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Shareholders' Equity under AOCI.
The components of the ending balances of AOCI are as follows:

	2024	2023
Foreign Currency Translation Adjustments	$(415.7)	$(286.2)
Hedging Activities, Net of Tax of $(2.1) in 2024 and $8.8 in 2023	(5.5)	28.8
Pension and Post-Retirement Benefits, Net of Tax of $(6.7) in 2024 and $(7.8) in 2023	(21.5)	(25.0)
Total	$(442.7)	$(282.4)
Legal Claims and Contingent Liabilities
The Company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty and will only be resolved when one or more future events occur or fail to occur. Management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Company records expenses and liabilities when the Company believes that an obligation of the Company or a subsidiary on a specific matter is probable and there is a basis to reasonably estimate the value of the obligation, and such assessment inherently involves an exercise in judgment. This methodology is used for legal claims that are filed against the Company or a subsidiary from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded. See Note 11 – Contingencies for more information.

Fair Values of Financial Instruments
The fair values of cash equivalents, term deposits, trade receivables and accounts payable approximate their carrying values due to the short period of time to maturity. The fair value of fixed rate debt is estimated using discounted cash flows based on rates for instruments with comparable maturities and credit ratings as further described in Note 6 – Debt and Bank Credit Facilities. The fair value of pension assets and derivative instruments is determined based on the methods disclosed in Note 7 - Retirement Plans and Note 12 – Derivative Financial Instruments.

Supplier Finance Program
The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The following information presents changes to the Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, during the year ended December 31, 2024:

Balance as of December 31, 2023	$60.8
Plus: Obligations Added	169.7
Less: Obligations Settled	189.5
Balance as of December 31, 2024	$41.0

New Accounting Standards

New Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires enhanced segment disclosures, such as significant segment expenses, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this new accounting guidance in 2024, and has included the required disclosures within Note 5 - Segment Information.

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The Company adopted this new accounting guidance during the first quarter of 2023, except that the requirement to include roll forward information became effective for fiscal years beginning after December 15, 2023. The Company completed the adoption of this new accounting guidance in 2024, and has included the required roll forward disclosures within this Note.

Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional information about certain expenses in the notes to financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026. The Company is evaluating the effect of adopting this new accounting guidance.

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

(3) Acquisitions and Divestitures
Industrial Systems Divestiture
On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment.
The transaction closed on April 30, 2024 for a total purchase price of $444.0 million. For the years ended December 31, 2024 and December 31, 2023, the Company recognized a Loss on Sale of Businesses related to the sale of the industrial motors and generators businesses of $7.7 million and $87.7 million, respectively, in the Consolidated Statements of Income (Loss). The Company recognized a cumulative loss of $95.4 million on the sale of the industrial motors and generators businesses, which was primarily related to foreign currency translation losses that were reclassified out of accumulated other comprehensive income into earnings at the closing of the transaction.
The following table summarizes the fair value of the sale proceeds received in connection with the divestiture:

April 30, 2024
Purchase price	$400.0
Cash transferred to buyer	64.5
Estimated working capital and other adjustments	(20.5)
Total purchase price	444.0
Direct costs to sell	(7.3)
Fair value of sale consideration, net(1)	$436.7
(1) The fair value of sale consideration, net includes an immaterial post-close adjustment to the purchase price for which cash was received in January 2025.
The following table summarizes the carrying value of the disposal group and resulting loss on sale:

April 30, 2024
Net assets sold	$420.2
Noncontrolling Interest	(9.2)
Accumulated Other Comprehensive Income	121.3
Payables to seller	(0.2)
Carrying value of disposal group	$532.1

Loss on Sale of Businesses	$(95.4)

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
(3) Cash paid by the Company to settle (a) the term loan facility, (b) the revolving credit facility and (c) 95.28% of the 6.125% senior notes due 2026 of Stevens Holding Company, Inc., a wholly owned subsidiary of Altra (the "Altra Notes"). $18.1 million of the Altra Notes remained outstanding following the closing of the Altra Transaction. See Note 6 - Debt and Bank Credit Facilities for more information.
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

The Company estimated the fair value of net assets acquired based on information available during the measurement period and, as of March 31, 2024, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The fair value of the assets acquired and liabilities assumed were as follows:

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

Transaction and Integration Costs

The Company incurred transaction and integration-related costs in connection with the Altra Transaction of approximately $23.5 million during the year ended December 31, 2024, which includes legal, professional service and integration costs associated with the Altra Transaction. During the year ended December 31, 2023 the Company incurred $86.9 million of costs related to the Altra Transaction, which includes legal and professional services and certain employee compensation costs, including severance and retention. These costs were recognized as Operating Expenses in the Company's Condensed Consolidated Statements of Income (Loss).

The Company also incurred $15.7 million of share-based compensation expense during the first quarter of 2023 related to the accelerated vesting of awards for certain former Altra employees. See Note 9 – Shareholders' Equity for additional information.

In connection with the Altra Transaction, the Company incurred additional costs due to the entry into certain financing arrangements. Such financing arrangements are described in Note 6 – Debt and Bank Credit Facilities.

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the Company's financial results for the years ended December 31, 2023 and December 31, 2022, respectively, as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $102.6 million and increased expenses by $102.6 million for the years ended December 31, 2023 and December 31, 2022, respectively, (v) additional cost of sales related to the inventory valuation and lease ROU assets valuation adjustments which reduced expenses by $54.5 million and increased expenses by $54.5 million for the years ended December 31, 2023 and December 31, 2022, respectively and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net Sales	$6,701.8	$7,163.4
Net Income Attributable to Regal Rexnord Corporation	$50.1	$131.1
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.76	$1.97
Assuming Dilution	$0.75	$1.95

(4) Goodwill and Intangible Assets
Goodwill
The following information presents changes to goodwill during the periods indicated:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
Balance as of December 31, 2022	$4,018.8	$2,290.0	$752.3	$865.0	$111.5
Acquisitions	2,614.6	1,438.3	—	1,176.3	—
Reclassification to Noncurrent Assets Held for Sale	(53.9)	—	—	—	(53.9)
Impairment Charges	(57.3)	—	—	—	(57.3)
Translation and Other	30.9	18.7	1.6	10.9	(0.3)
Balance as of December 31, 2023	$6,553.1	$3,747.0	$753.9	$2,052.2	$—

Acquisitions	(5.1)	(5.8)	—	0.7	—
Translation and Other	(89.1)	(44.0)	(4.7)	(40.4)	—
Balance as of December 31, 2024	$6,458.9	$3,697.2	$749.2	$2,012.5	$—
Cumulative Goodwill Impairment Charges⁽¹⁾	$223.6	$18.1	$200.4	$5.1	$—

(1) Excludes impairment charges related to Industrial Systems, since it was sold in April 2024. See Note 3 - Acquisitions and Divestitures for more information.

Intangible Assets
Intangible assets consist of the following:

		December 31, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,892.8	$915.1	$2,977.7	$4,028.5	$746.2	$3,282.3
Technology	13	293.0	109.0	184.0	302.6	92.9	209.7
Trademarks	10	692.3	189.4	502.9	712.1	120.7	591.4
Total Intangibles		$4,878.1	$1,213.5	$3,664.6	$5,043.2	$959.8	$4,083.4
While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $346.5 million in 2024, $307.8 million in 2023 and $185.5 million in 2022.

The following table presents estimated future amortization expense:

Year	Estimated Amortization
2025	$341.9
2026	338.6
2027	338.5
2028	338.5
2029	333.5

(5) Segment Information
The Company's operations are organized and managed based on similar product offerings and end markets in the following three reportable segments: Industrial Powertrain Solutions ("IPS"), Power Efficiency Solutions ("PES") and Automation & Motion Control ("AMC").
The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion to power industrial applications. The segment serves a broad range of markets that include metals and mining, general industrial, energy, alternative energy, machinery / off-highway, discrete automation and other markets.
The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated subsystems comprised of two or more of these components. The segment's products are used in residential and commercial HVAC, water heaters, commercial refrigeration, commercial building ventilation, pool and spa, irrigation, dewatering, agricultural, conveying and other applications.
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
The Industrial Systems segment designed and produced integral motors, alternators for industrial applications, and sold aftermarket parts and kits to support such products. These products served the general industrial, metals and mining, and food and beverage end markets. As described within Note 3 – Acquisitions and Divestitures, the sale of the industrial motors and generators business, which represented a substantial majority of the Industrial Systems operating segment, was completed on April 30, 2024.
The chief operating decision maker ("CODM") of the Company is its chief executive officer. Among other considerations, the CODM evaluates performance and allocates resources based on the segment's income from operations. The Company also regularly provides to the CODM information on adjusted cost of sales and adjusted engineering, selling and administration expenses, which are significant expenses.

The following sets forth certain financial information attributable to the Company's operating segments for the year ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
December 31, 2024
Total Sales	$2,614.1	$1,656.5	$1,652.8	$158.3	$(47.9)	$6,033.8
Intersegment Sales	16.0	12.4	19.0	0.5	(47.9)	—
Net Sales(1)	2,598.1	1,644.1	1,633.8	157.8	—	6,033.8
Adjusted Cost of Sales(2)	1,541.5	1,171.4	1,024.5	118.4		3,855.8
Adjusted Engineering, Selling and Administration Expenses(3)	483.1	273.2	342.9	29.0		1,128.2
Other Segment Items(4)	250.8	36.9	122.0	10.1		419.8
Income from Operations	322.7	162.6	144.4	0.3	—	630.0
Interest Expense						399.7
Interest Income						(18.8)
Other Expense, Net						1.1
Income before Taxes						248.0
Other Supplemental Disclosures
Amortization	201.5	7.7	137.1	0.2	—	346.5
Depreciation	80.7	37.0	47.2	0.4		165.3
Other significant noncash items:
Asset Impairment	1.1	1.1	1.8	—	—	4.0
Loss on Sale of Businesses	1.7	1.4	1.1	4.3	—	8.5
Capital Expenditures	50.3	25.0	29.9	4.3	—	109.5

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
December 31, 2023
Total Sales	$2,418.4	$1,826.6	$1,537.7	$524.1	$(56.1)	$6,250.7
Intersegment Sales	14.9	17.7	20.9	2.6	(56.1)	—
Net Sales(1)	2,403.5	1,808.9	1,516.8	521.5	—	6,250.7
Adjusted Cost of Sales(2)	1,516.9	1,293.4	950.7	414.1	—	4,175.1
Adjusted Engineering, Selling and Administration Expenses(3)	433.2	279.5	291.1	84.8	—	1,088.6
Other Segment Items(4)	301.6	18.6	136.0	153.7	—	609.9
Income (Loss) from Operations	151.8	217.4	139.0	(131.1)	—	377.1
Interest Expense						431.0
Interest Income						(43.6)
Other Income, Net						(8.7)
Loss before Taxes						(1.6)
Other Supplemental Disclosures
Amortization	181.4	8.3	117.2	0.9	—	307.8
Depreciation	91.8	43.0	41.0	9.2	—	185.0
Other significant noncash items:
Goodwill Impairment	—	—	—	57.3	—	57.3
Asset Impairments	2.5	1.5	3.4	0.4	—	7.8
Loss on Sale of Businesses	—	—	—	87.7	—	87.7
Capital Expenditures	41.3	35.0	34.6	8.2	—	119.1

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Eliminations	Total
December 31, 2022
Total Sales	$1,673.6	$2,237.6	$788.1	$554.0	$(35.4)	$5,217.9
Intersegment Sales	7.3	10.4	15.8	1.9	(35.4)	—
Net Sales(1)	1,666.3	2,227.2	772.3	552.1	—	5,217.9
Adjusted Cost of Sales(2)	997.7	1,610.0	498.7	422.7	—	3,529.1
Adjusted Engineering, Selling and Administration Expenses(3)	276.4	269.0	131.1	84.2	—	760.7
Other Segment Items(4)	150.0	21.3	64.3	2.1	—	237.7
Income from Operations	242.2	326.9	78.2	43.1	—	690.4
Interest Expense						87.2
Interest Income						(5.2)
Other Income, Net						(5.4)
Income before Taxes						613.8
Other Supplemental Disclosures
Amortization	119.5	8.4	56.8	0.8	—	185.5
Depreciation	49.5	38.5	21.2	12.7	—	121.9
Other significant noncash items:
Asset Impairment	0.9	—	—	—	—	0.9
Capital Expenditures	18.8	41.9	11.2	11.9	—	83.8
(1) Represents revenues from external customers.
(2) Adjusted Cost of Sales includes costs associated with producing goods for sale, such as materials, labor and overhead costs, and intercompany cost of sales. Adjusted Cost of Sales differs from Cost of Sales reported under US GAAP primarily because it includes intercompany cost of sales and excludes certain costs, primarily restructuring and related expenses. The difference is included in Other Segment Items.
(3) Adjusted Engineering, Selling and Administration Expenses includes operating expenses such as engineering, selling and administration expenses, as well as hedging, foreign currency gains and losses and certain overhead expenses. Adjusted Engineering, Selling and Administration Expenses differs from Operating Expenses reported under US GAAP primarily because it excludes costs such as significant noncash items, restructuring and related costs, and transaction and integration related costs. The difference is included in Other Segment Items.
(4) Other Segment Items includes other significant noncash items, intangible amortization, as well as restructuring and related costs, transaction and integration related costs, certain overhead expenses and the elimination of intercompany cost of sales.

The following table presents total identifiable assets attributable to the Company's operating segments as of December 31, 2024 and December 31, 2023:

	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems	Total
Identifiable Assets as of December 31, 2024	$7,528.8	$1,862.5	$4,642.4	$—	$14,033.7
Identifiable Assets as of December 31, 2023	8,009.4	2,036.4	4,909.2	476.4	15,431.4

The following sets forth net sales by country in which the Company operates for 2024, 2023 and 2022, respectively:

	Net Sales
	2024	2023	2022
US	$3,644.0	$3,840.4	$3,332.5
Rest of the World	2,389.8	2,410.3	1,885.4
Total	$6,033.8	$6,250.7	$5,217.9

US net sales for 2024, 2023 and 2022 represented 60.4%, 61.4% and 63.9% of total net sales, respectively. No individual foreign country represented a material portion of total net sales for any of the years presented.

The following sets forth net property, plant and equipment by country in which the Company operates for 2024 and 2023, respectively:

	Net Property, Plant and Equipment
	2024	2023
US	$411.9	$441.1
Mexico	154.2	203.8
Germany	92.7	113.0
China	50.9	45.8
Rest of the World	211.3	237.5
Total	$921.0	$1,041.2

No other individual foreign country represented a material portion of net property, plant and equipment for any of the years presented.

(6) Debt and Bank Credit Facilities
The Company's indebtedness as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Senior Notes	$4,700.0	$4,700.0
Term Facility	665.0	1,053.5
Land Term Facility	—	486.8
Multicurrency Revolving Facility	40.0	98.1
Altra Notes	18.1	18.1
Finance Leases	70.1	70.5
Other	6.6	7.5
Less: Debt Issuance Costs	(42.1)	(53.6)
Total	5,457.7	6,380.9
Less: Current Maturities	5.0	3.9
Non-Current Portion	$5,452.7	$6,377.0

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

Weighted average interest rates on the Term Facility and Land Term facility are as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Term Facility	7.0%	7.0%
Land Term Facility	7.1%	6.8%

As of December 31, 2024 the Company had no standby letters of credit issued under the Multicurrency Revolving Facility and $1,530.0 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $72.0 million and $283.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The Company paid a non-use fee of 0.25% as of December 31, 2024 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on the Multicurrency Revolving Facility are as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Multicurrency Revolving Facility	7.0%	6.4%

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

The Company received $4,647.0 million in net proceeds from the sale of the Senior Notes, after deducting the initial purchasers’ discounts and offering expenses. The Company used a portion of the net proceeds to repay the Company’s $500.0 million 3.90% notes originally issued on April 7, 2022 and used the remaining net proceeds, together with the incremental term loan commitments under the Term Facility and cash on hand, to fund the consideration for the Altra Transaction, repay certain of Altra’s outstanding indebtedness, and pay certain fees and expenses.

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

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of December 31, 2024.

Finance Leases

See Note 8 - Leases for the weighted average discount rate associated with the Company's finance leases in 2024 and 2023.

Other Disclosures

The fair value of the Senior Notes is based on rates for instruments with comparable maturities and credit quality, which is considered a Level 2 fair value measurement (see also Note 13 – Fair Value). The approximate fair value of the Senior Notes was $4,795.2 million and $4,802.4 million as of December 31, 2024 and December 31, 2023, respectively, compared to a carrying value of $4,700.0 million as of December 31, 2024 and December 31, 2023. The Company believes that the fair value of all other debt instruments approximates their carrying value.

Maturities of long-term debt outstanding as of December 31, 2024, excluding debt issuance costs, are as follows:

Year	Amount of Maturity
2025	$5.0
2026	1,123.1
2027	710.5
2028	1,260.9
2029	4.3
Thereafter	2,396.0
Total	$5,499.8

(7) Retirement Plans
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
The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2024	2023
Equity Investments	20.6%	5.2 - 7.5%	15.6%	14.7%
Fixed Income	66.8%	3.7 - 7.0%	70.3%	68.2%
Other	12.6%	0.5% - 7.0%	14.1%	17.1%
Total	100.0%	5.5%	100.0%	100.0%

During 2024, the Company maintained its dynamic de-risking investment strategy designed to allow the plans to attain and/or maintain fully funded status levels while reducing volatility, in order to further increase the overall fixed income portfolio to meet allocation targets in such a manner that its interest rate sensitivity correlates highly with that of the liabilities of the plans while other asset classes are intended to provide additional return with associated higher levels of risk. This strategy is designed to result in improved funding levels and less required contributions over time. Allocation targets have been established to fit this strategy in response to increased funded ratio thresholds along a glidepath. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The following table presents a reconciliation of the funded status of the defined benefit pension plans:

	2024	2023
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$483.1	$440.3
Service Cost	2.0	2.1
Interest Cost	21.3	22.8
Actuarial (Gain) Loss	(25.8)	20.1
Less: Benefits Paid	34.3	34.4
Settlements	(0.7)	(3.9)
Foreign Currency Translation	(8.3)	6.0
Other Events	13.8	—
(Divestitures) Acquisitions	(1.1)	30.1
Obligation at End of Period	$450.0	$483.1
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$367.7	$346.2
Actual Return on Plan Assets	(1.9)	34.2
Employer Contributions	16.6	8.3
Less: Benefits Paid	34.3	34.4
Settlements	(0.7)	(3.9)
Foreign Currency Translation	(3.3)	3.6
Other Events	2.1	—
(Divestitures) Acquisitions	(1.1)	13.7
Fair Value of Plan Assets at End of Period	$345.1	$367.7
Funded Status	$(104.9)	$(115.4)
The actuarial gain for 2024 was primarily due to an increase in discount rates. The actuarial loss for 2023 was primarily due to a decrease in discount rates.
The funded status as of December 31, 2024 included domestic plans of $(52.4) million and international plans of $(52.5) million. The funded status as of December 31, 2023 included domestic plans of $(64.5) million and international plans of $(50.9) million.
Funded Status and Expense

The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows:

	2024	2023
Other Noncurrent Assets	$5.3	$4.1
Accrued Compensation and Benefits	(7.6)	(6.6)
Pension and Other Post Retirement Benefits (a)	(102.6)	(112.9)
Total	$(104.9)	$(115.4)
(a) Excludes post-retirement health care plans included on the Consolidated Balance Sheets

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Gain	$32.0	$35.6
Prior Service Cost	0.3	0.3
Total	$32.3	$35.9

The accumulated benefit obligation for all defined benefit pension plans was $438.7 million and $475.6 million as of December 31, 2024 and December 31, 2023, respectively.

Defined pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Projected Benefit Obligation	$415.1	$445.7
Accumulated Benefit Obligation	408.5	442.1
Fair Value of Plan Assets	304.9	326.4

Defined pension plans with projected benefit obligations in excess of plan assets as of December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Projected Benefit Obligation	$415.1	$447.2
Accumulated Benefit Obligation	408.5	443.3
Fair Value of Plan Assets	304.9	327.7

The following weighted average assumptions were used to determine the projected benefit obligation as of December 31, 2024 and December 31, 2023, respectively:

	2024	2023
Discount Rate	5.4%	4.7%

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

Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% and 2.8% for the years ended December 31, 2024 and December 31, 2023, respectively.
Net periodic pension benefit costs and the net actuarial loss and prior service cost recognized in OCI for the defined benefit pension plans were as follows:

	2024	2023	2022
Service Cost	$2.0	$2.1	$1.4
Interest Cost	21.3	22.8	14.0
Expected Return on Plan Assets	(20.0)	(27.1)	(20.3)
Amortization of Net Actuarial (Gain) Loss	(0.2)	(1.8)	1.0
Amortization of Prior Service Cost	0.1	0.1	0.1
Curtailment Expense	—	0.2	—
Net Periodic Benefit Cost	$3.2	$(3.7)	$(3.8)

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.1	$0.1	$0.1
Net Actuarial (Gain) Loss	(3.7)	(14.4)	0.7
Total Recognized in OCI	$(3.6)	$(14.3)	$0.8

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

The following weighted average assumptions were used to determine net periodic pension cost for 2024, 2023 and 2022, respectively.

	2024	2023	2022
Discount Rate	4.7%	5.2%	2.7%
Expected Long-Term Rate of Return on Assets	5.1%	6.6%	4.6%

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

Pension assets by type and level are as follows:

	December 31, 2024
	Total	Level 1	Level 3
Cash and Cash Equivalents	$4.3	$4.3	$—
Mutual Funds:
International Equity Funds	6.0	6.0	—
Fixed Income Funds	10.2	10.2	—
Other	5.1	1.0	4.1
Insurance Contracts	21.1	—	21.1
	$46.7	$21.5	$25.2
Investments Measured at Net Asset Value	298.4
Total	$345.1

	December 31, 2023
	Total	Level 1	Level 3
Cash and Cash Equivalents	$4.9	$4.9	$—
Mutual Funds:
US Equity Funds	1.8	1.8	—
International Equity Funds	9.5	9.5	—
Fixed Income Funds	3.8	3.8	—
Other	6.1	1.8	4.3
Insurance Contracts	23.7	—	23.7
	$49.8	$21.8	$28.0
Investments Measured at Net Asset Value	317.9
Total	$367.7

The Company had no assets classified within Level 2 of the hierarchy as of December 31, 2024 and December 31, 2023.

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of December 31, 2024 and December 31, 2023:

	2024	2023
Common Collective Trust Funds	$298.4	$317.9

The 2024 and 2023 common collective trust funds are investments in the following portfolios:
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
•Mercer Long Duration Passive Fixed Income Portfolio - seeks to match the total return of the Bloomberg US Long Government Bond Index.
The 2024 and 2023 common collective trust funds are available for immediate redemption.

The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 31, 2024 and December 31, 2023:

	2024			2023
	Other	Insurance Contracts	Total	Other	Insurance Contracts	Total
Beginning balance	$4.3	$23.7	$28.0	$—	$20.9	$20.9
Acquisition	—	—	—	4.3	—	4.3
Net Sales	—	(0.3)	(0.3)	—	(0.8)	(0.8)
Net Gains (Losses)	0.1	(0.8)	(0.7)	—	2.7	2.7
Translation	(0.3)	(1.5)	(1.8)	—	0.9	0.9
Ending balance	$4.1	$21.1	$25.2	$4.3	$23.7	$28.0

The Company made contributions to its defined benefit plan of $16.6 million and $8.3 million for the years ended December 31, 2024 and December 31, 2023.

The Company estimates that in 2025 it will make contributions in the amount of $14.7 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Expected Payments
2025	$38.4
2026	37.3
2027	36.5
2028	36.7
2029	36.0
2030-2034	176.1

Post-Retirement Health Care Plans

The Company's other post-retirement health care plans were not significant during 2024 and 2023.
Defined Contribution Plans
Company contributions to domestic defined contribution plans totaled $29.5 million, $24.3 million and $16.2 million in 2024, 2023 and 2022, respectively. Company contributions to non-US defined contribution plans were $14.0 million, $15.7 million and $7.8 million in 2024, 2023 and 2022, respectively.
(8) Leases
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

Operating leases are included in the following asset and liability accounts on the Company's Consolidated Balance Sheets: Operating Lease Assets, Current Operating Lease Liabilities, and Noncurrent Operating Lease Liabilities. ROU assets and liabilities arising from finance leases are included in the following asset and liability accounts on the Company's Consolidated Balance Sheets: Net Property, Plant and Equipment (see Note 2 - Accounting Policies), Current Maturities of Long-Term Debt and Long-Term Debt (see Note 6 - Debt and Bank Credit Facilities).

Short-term and variable lease expense was immaterial. The components of lease expense were as follows:

	2024	2023	2022
Operating Lease Cost	$55.1	$56.1	$40.7
Finance Lease Cost:
Amortization of ROU Assets	3.6	3.2	3.2
Interest on Lease Liabilities	3.6	3.7	3.8
Total Lease Expense	$62.3	$63.0	$47.7

Maturity of lease liabilities as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2025	$45.4	$8.2	$53.6
2026	39.2	8.2	47.4
2027	30.4	8.3	38.7
2028	19.2	7.4	26.6
2029	11.0	6.8	17.8
Thereafter	75.3	62.2	137.5
Total Lease Payments	$220.5	$101.1	$321.6
Less: Interest	(70.8)	(31.0)	(101.8)
Present Value of Lease Liabilities	$149.7	$70.1	$219.8

Other information related to leases was as follows:

Supplemental Cash Flow Information:	2024	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows - Operating Leases	$51.4	$56.2	$38.4
Operating Cash Flows - Finance Leases	3.6	3.7	3.8
Financing Cash Flows - Finance Leases	3.9	3.3	2.9
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	3.9	0.6	—
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	22.8	115.7	31.4
Weighted Average Remaining Lease Term (Years)
Operating Leases	7.3 years	7.2 years	5.5 years
Finance Leases	14.8 years	16.1 years	17.0 years
Weighted Average Discount Rate
Operating Leases	8.1%	8.1%	8.0%
Finance Leases	5.2%	5.2%	5.2%
The Company had no material operating or finance leases that have been entered into but not yet commenced as of December 31, 2024.

(9) Shareholders' Equity
Repurchase of Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. In 2024, the Company acquired and retired 332,439 shares of its common stock at an average cost of $150.42 per share for a total cost of $50.0 million. In 2023, the Company did not acquire any shares of its common stock. In 2022, the Company acquired and retired 1,698,227 shares of its common stock at an average cost of $140.89 per share for a total cost of $239.2 million.

Based on share repurchase activity since the most recent authorization, as of December 31, 2024, the maximum value of shares of the Company’s common stock available to be purchased was approximately $145.0 million.

Share-Based Compensation
The Company recognized approximately $34.8 million, $58.2 million and $22.5 million in share-based compensation expense in 2024, 2023 and 2022, respectively. In connection with the Altra Transaction, the Company incurred $15.7 million of share-based compensation expense during the first quarter of 2023 related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation expense was $4.8 million, $10.5 million and $5.4 million in 2024, 2023 and 2022, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $46.2 million, $35.4 million and $25.6 million in 2024, 2023 and 2022, respectively.

Total unrecognized compensation cost related to share-based compensation awards was approximately $39.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years as of December 31, 2024.

During 2023, the Company's shareholders approved the 2023 Equity Incentive Plan ("2023 Plan"). The 2023 Plan authorized the issuance of 5.6 million shares of common stock for equity-based awards and terminated any further grants under prior equity plans. Approximately 5.0 million shares were available for future grant or payment under the 2023 Plan as of December 31, 2024.

Options and Stock Appreciation Rights

The Company uses several forms of share-based incentive awards including non-qualified stock options and stock settled stock appreciation rights (“SARs”). SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for 2024, 2023 and 2022:

	2024	2023	2022
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$22.0	$6.2	$7.8
Cash Received from Stock Option Exercises	4.9	2.5	3.5
Income Tax Benefit from the Exercise of Stock Options	21.2	5.3	6.1
Total Fair Value of Share-Based Incentive Awards Vested	13.4	10.9	8.2

The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs were as follows:

	2024	2023	2022
Per Share Weighted Average Fair Value of Grants	$62.85	$54.20	$42.21
Risk-Free Interest Rate	4.3%	4.1%	1.8%
Expected Life (Years)	5.0	5.0	4.0
Expected Volatility	38.0%	35.8%	35.3%
Expected Dividend Yield	0.8%	0.9%	0.9%

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

Following is a summary of share-based incentive plan activity (options and SARs) for 2024:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	829,417	$101.44
Granted	98,998	168.43
Exercised	(275,347)	85.85
Forfeited	(24,574)	151.93
Outstanding as of December 31, 2024	628,494	$116.90	6.0	$25.2
Exercisable as of December 31, 2024	443,632	$99.47	5.0	$24.7

Compensation expense recognized related to options and SARs was $5.1 million, $7.4 million and $6.1 million for 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $5.6 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

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

Following is the summary of RSAs activity for 2024:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of December 31, 2023	21,997	$133.41	0.9
Granted	—	—
Vested	(18,451)	132.49
Forfeited	(1,555)	135.50
Unvested RSAs as of December 31, 2024	1,991	$136.77	1.9

There was no grant of RSAs in 2024. The weighted average grant date fair value of awards granted was $134.71 and $131.27 in 2023 and 2022, respectively.

Other than RSAs that were issued to replace equity awards held by employees of Altra at the time of the Altra acquisition in the prior year, RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.9 million, $2.3 million and $1.4 million for 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $0.2 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 1.9 years.

Following is the summary of RSUs activity for 2024:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of December 31, 2023	263,596	$143.43	1.9
Granted	142,551	165.10
Vested	(121,447)	143.18
Forfeited	(42,527)	153.56
Unvested RSUs as of December 31, 2024	242,173	$154.79	1.8

The weighted average grant date fair value of awards granted was $165.10, $141.89 and $147.70 in 2024, 2023 and 2022, respectively.

Other than RSUs that were issued to replace equity awards held by employees of Altra at the time of the Altra acquisition in the prior year, RSUs vest one third each year on the anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $17.3 million, $24.7 million and $10.3 million for 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $18.3 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

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

The assumptions used in the Company's Monte Carlo simulation related to grants for PSUs were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Risk-free interest rate	4.5%	4.4%	1.8%
Expected life (years)	3.0	3.0	3.0
Expected volatility	36.0%	41.0%	38.0%
Expected dividend yield	—%	—%	—%

Following is the summary of PSUs activity for 2024:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of December 31, 2023	125,902	$197.36	1.9
Granted	68,350	254.05
Vested	(43,708)	151.05
Forfeited	(8,458)	190.97
Unvested PSUs as of December 31, 2024	142,086	$229.60	1.8

The weighted average grant date fair value of awards granted was $254.05, $235.77 and $151.27 in 2024, 2023 and 2022, respectively.

Compensation expense for PSUs is recognized based on the Monte Carlo simulation value or the expected payout ratio depending upon the performance criterion for the award, net of estimated forfeitures. Compensation expense recognized related to PSUs was $11.5 million, $8.1 million and $4.7 million for 2024, 2023 and 2022, respectively. Total unrecognized compensation expense for all PSUs granted as of December 31, 2024 was $15.2 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.8 years.

(10) Income Taxes
Income (loss) before taxes consisted of the following:

	2024	2023	2022
US	$(169.2)	$(389.5)	$221.2
Foreign	417.2	387.9	392.6
Total	$248.0	$(1.6)	$613.8

The provision for income taxes is summarized as follows:

	2024	2023	2022
Current
US Federal	$45.9	$39.6	$101.6
US State	10.0	6.4	10.2
Foreign	146.0	122.0	87.2
	$201.9	$168.0	$199.0
Deferred
US Federal	$(89.6)	$(84.3)	$(50.7)
US State	(15.3)	(9.4)	(12.1)
Foreign	(47.4)	(21.6)	(17.3)
	(152.3)	(115.3)	(80.1)
Total	$49.6	$52.7	$118.9

A reconciliation of the federal statutory expense (benefit) and the income tax expense reflected in the Consolidated Statements of Income (Loss) follows:

	2024	2023	2022
Federal Statutory Expense (Benefit)	$52.1	$(0.4)	$128.9
State Income Taxes, Net of Federal Benefit	(3.2)	(8.6)	3.2
Effect of Impairments and Divestitures	21.2	35.0	—
Foreign Rate Differential	(8.3)	(10.8)	(1.4)
Research and Development Credit	(8.7)	(8.7)	(9.7)
Valuation Allowance	(6.6)	4.3	0.2
Tax on Repatriation	5.3	25.8	7.2
Transaction Costs	—	6.9	—
US Tax on Foreign Operations	(6.6)	14.2	6.7
Deferred Tax Remeasurement	(1.1)	3.4	(2.4)
Other	5.5	(8.4)	(13.8)
Income Tax Expense	$49.6	$52.7	$118.9

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $785.5 million as of December 31, 2024, classified on the Consolidated Balance Sheet as a net non-current deferred income tax benefit of $30.0 million and a net non-current deferred income tax liability of $815.5 million. As of December 31, 2023, the Company's net deferred tax liability was $978.9 million classified on the Consolidated Balance Sheet as a net non-current deferred income tax asset of $33.8 million and a net non-current deferred income tax liability of $1,012.7 million.

The components of this net deferred tax liability are as follows:

	December 31, 2024	December 31, 2023
Accrued Benefits	$53.1	$65.4
Bad Debt Allowances	7.4	7.9
Warranty Accruals	7.6	8.4
Derivative Instruments	2.6	—
Inventory	33.7	8.6
Tax Loss Carryforward	14.8	16.1
Operating Lease Liability	56.5	67.4
Deferred Interest	92.6	43.7
Other	35.0	32.3
Deferred Tax Assets before Valuation Allowance	303.3	249.8
Valuation Allowance	(8.3)	(11.0)
Total Deferred Tax Assets	295.0	238.8
Property Related	(83.3)	(92.5)
Intangible Items	(936.4)	(1,026.6)
Accrued Liabilities	(11.8)	(29.9)
Derivative Instruments	—	(8.3)
Operating Lease Asset	(49.0)	(60.4)
Deferred Tax Liabilities	(1,080.5)	(1,217.7)
Net Deferred Tax Liability	$(785.5)	$(978.9)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized Tax Benefits, January 1, 2022	$8.8
Gross Increases from Current Period Tax Positions	0.6
Settlements with Taxing Authorities	(2.0)
Lapse of Statute of Limitations	(1.7)
Unrecognized Tax Benefits, December 31, 2022	$5.7
Gross Increases from Current Period Tax Positions	0.3
Gross Increases from Acquisitions	3.8
Lapse of Statute of Limitations	(1.3)
Unrecognized Tax Benefits, December 31, 2023	$8.5
Gross Increases from Current Period Tax Positions	0.8
Acquisition Measurement Period Adjustment	(2.8)
Lapse of Statute of Limitations	(2.3)
Unrecognized Tax Benefits, December 31, 2024	$4.2

Unrecognized tax benefits as of December 31, 2024 amount to $4.2 million, all of which would impact the effective income tax rate if recognized.

Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2024, 2023 and 2022, the Company recognized approximately $(0.3) million, $(0.1) million and $(0.1) million of net interest income, respectively. The Company had approximately $0.7 million, $1.1 million and $1.2 million of accrued interest as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Due to statute expirations, approximately $1.8 million of the unrecognized tax benefits, including accrued interest, could reasonably change in the coming year.

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of December 31, 2024. With few exceptions, the Company is no longer subject to US federal and state/local income tax examinations by tax authorities for years prior to 2021, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2020.

As of December 31, 2024 and December 31, 2023 the Company had approximately $14.8 million and $16.1 million, respectively, of tax effected net operating losses in various jurisdictions with a portion expiring over a period of up to 15 years and the remaining without expiration.

Valuation allowances totaling $8.3 million and $11.0 million as of December 31, 2024 and December 31, 2023, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company continues to treat approximately $213.0 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $16.9 million on those earnings.

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

The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business' acquisition of the Stearns business from Invensys plc ("Invensys"), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn, subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, the Company's subsidiary, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries' property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. The soil excavation work and transporting and disposing of the excavated material was completed in October 2020. The construction of an AS/SVE system was completed and became operational in February 2022. The system continues to operate pending the US EPA's approval of a pilot study work plan for an on site chemical oxidation soil remediation system. Soil remediation is expected to continue for a minimum of three years. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning Balance	$34.5	$28.8
Less: Payments	21.9	23.4
Provisions	21.5	21.8
Acquisitions	—	9.8
Reclassification to Liabilities Held for Sale	—	(3.4)
Translation Adjustments	(0.7)	0.9
Ending Balance	$33.4	$34.5

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 31, 2024 or December 31, 2023.

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

As of December 31, 2024 and December 31, 2023, the Company had $(0.8) million and $15.1 million, net of tax, of derivative losses and gains, respectively, on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through December 2025. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	December 31, 2024	December 31, 2023

Copper	$41.7	$37.5
Aluminum	—	1.4

The Company has currency forward contracts with maturities extending through December 2025. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	December 31, 2024	December 31, 2023

Mexican Peso	$233.2	$101.4
Chinese Renminbi	359.5	302.3
Indian Rupee	23.0	30.1
Euro	1,221.5	465.8
Canadian Dollar	52.2	—
British Pound	6.1	7.1

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

Fair values of derivative instruments as of December 31, 2024 and December 31, 2023 were:

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.5	$—
Currency Contracts	0.1	—	8.0
Commodity Contracts	0.1	—	4.4
Not Designated as Hedging Instruments:
Currency Contracts	0.9	—	5.6
Total Derivatives	$1.1	$5.5	$18.0

	December 31, 2023
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.3	$—
Currency Contracts	13.1	0.2	1.0
Commodity Contracts	1.0	0.1	0.6
Not Designated as Hedging Instruments:
Currency Contracts	1.3	—	5.9
Total Derivatives	$15.4	$5.6	$7.5

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income for 2024, 2023 and 2022 were:

	2024
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Loss	$(4.5)	$(14.3)	$0.2	$(18.6)
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(1.3)	22.3	—	21.0
Gain Recognized in Interest Expense	—	—	5.6	5.6

	2023
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
(Loss) Gain recognized in Other Comprehensive Loss	$(0.5)	$31.2	$(2.5)	$28.2
Amounts reclassified from Other Comprehensive Income (Loss):
(Loss) Gain recognized in Cost of Sales	(13.6)	20.8	—	7.2
Gain recognized in Interest Expense	—	—	5.9	5.9

	2022
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
(Loss) Gain recognized in Other Comprehensive Loss	$(23.5)	$11.4	$18.2	$6.1
Amounts reclassified from Other Comprehensive Income (Loss):
Gain recognized in Net Sales	—	0.1	—	0.1
Gain recognized in Cost of Sales	3.5	6.1	—	9.6
Gain recognized in Interest Expense	—	—	1.3	1.3

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income (Loss) for 2024, 2023 and 2022 were:

	2024
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Operating Expenses	—	4.6	4.6

	2023
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Cost of Sales	$0.3	$—	$0.3
Loss recognized in Operating Expenses	—	(17.8)	(17.8)

	2022
	Commodity Forwards	Currency Forwards	Total
Loss recognized in Cost of Sales	$(0.6)	$—	$(0.6)
Gain recognized in Operating Expenses	—	10.2	10.2

The AOCI balance related to hedging activities of a $(5.5) million loss net of tax as of December 31, 2024 includes $(9.8) million of net current deferred losses expected to be reclassified to the Consolidated Statement of Income (Loss) in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 31, 2024 and December 31, 2023.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	December 31, 2024
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$6.6	$(1.1)	$5.5
Liabilities	18.0	(1.1)	16.9

	December 31, 2023
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$15.7	$(2.6)	$13.1
Liabilities	7.5	(2.6)	4.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of December 31, 2024 and December 31, 2023, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 6 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of December 31, 2024 and December 31, 2023.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$1.0	$14.4	Level 2
Derivative Commodity Contracts	0.1	1.0	Level 2
Other Noncurrent Assets:
Interest Rate Swap	5.5	5.3	Level 2
Assets Held in Rabbi Trust	14.6	12.7	Level 1
Derivative Currency Contracts	—	0.2	Level 2
Derivative Commodity Contracts	—	0.1	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	13.6	6.9	Level 2
Derivative Commodity Contracts	4.4	0.6	Level 2

Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.
Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows using the SOFR forward yield curve for an instrument with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices. Senior Notes are valued based on rates for instruments with comparable maturities and credit quality. See Note 6 - Debt and Bank Credit Facilities for further information.

(14) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects during 2024, 2023 and 2022. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following is a reconciliation of provisions and payments for the restructuring projects for 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning Balance	$29.1	$15.1
Acquisition(1)	—	0.2
Provision(2)	41.3	42.2
Less: Payments	54.1	28.4
Ending Balance	$16.3	$29.1
(1) Excludes $12.4 million of severance related to the Altra Transaction, which was paid in the second quarter 2023.
(2) Excludes equipment related write-offs and restructuring related depreciation adjustments. The twelve month period ended December 31, 2023 excludes $19.3 million of accelerated depreciation.

The following is a reconciliation of expenses by type for the restructuring projects in 2024, 2023 and 2022:

	2024			2023			2022
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$11.2	$14.7	$25.9	$12.1	$15.2	$27.3	$25.1	$6.4	$31.5
Facility Related Costs	7.8	1.5	9.3	25.5	0.3	25.8	13.5	1.1	14.6
Other Expenses	6.5	2.4	8.9	7.8	0.6	8.4	0.3	0.4	0.7
Total Restructuring Costs	$25.5	$18.6	$44.1	$45.4	$16.1	$61.5	$38.9	$7.9	$46.8

The following table shows the allocation of Restructuring Expenses by segment for 2024, 2023 and 2022:

	Total	Industrial Powertrain Solutions	Power Efficiency Solutions	Automation & Motion Control	Industrial Systems
Restructuring Expenses - 2024	$44.1	$21.7	$11.3	$10.1	$1.0
Restructuring Expenses - 2023	$61.5	$27.0	$30.4	$3.2	$0.9
Restructuring Expenses - 2022	$46.8	$11.8	$19.4	$14.1	$1.5

The Company expects to record aggregate future charges of approximately $29.8 million in 2025. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 31, 2024. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors,” "Other Matters-Delinquent Section 16(a) Reports" and “Stock Ownership” in the 2025 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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
The Company has insider trading policies and procedures that govern transactions in its securities by directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2025 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections titled “Stock Ownership” in the 2025 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2024.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	628,494	$116.90	5,020,002
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	628,494		5,020,002
(1) Represents options to purchase our Common Stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan, 2018 Equity Incentive Plan and 2023 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2025 Proxy Statement is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 4: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2025” in the 2025 Proxy Statement is incorporated by reference herein.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(i)         Financial Statements (Item 8):
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Statements of Income (Loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
Consolidated Statements of Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Notes to the Consolidated Financial Statements
(ii)        Financial Statement Schedule:
Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(iii)         Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of October 26, 2022, by and among Regal Rexnord Corporation, Aspen Sub, Inc. and Altra Industrial Motion Corp. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on October 27, 2022]

2.2
Agreement and Plan of Merger, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly known as Rexnord Corporation), Land Newco, Inc., Regal Rexnord Corporation and Phoenix 2021, Inc. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

2.3
Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Industries, LLC (as successor in interest to Rexnord, LLC), Hamilton Sundstrand Corporation and The Falk Corporation. [Incorporated by reference to Exhibit 2.2 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]+

2.4
Stock Purchase Agreement dated as of September 27, 2002, by and among Rexnord Industries, LLC (as successor in interest to RBS Acquisition Corporation), Invensys plc and the other sellers identified therein. [Incorporated by reference to Exhibit 2.3 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]+

3.1
Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective July 26, 2024 [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Form 8-K, filed on July 30, 2024]

3.2
Amended and Restated Bylaws of Regal Rexnord Corporation, effective October 4, 2021 [Incorporated by reference to Exhibit 3.2 to Regal Rexnord Corporation's Quarterly Report on Form 10-Q filed on November 10, 2021]

4.1
Second Amended and Restated Credit Agreement, dated as of March 28, 2022, among Regal Rexnord Corporation, Land Newco, Inc., the other subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 31, 2022]

4.2
Note Purchase Agreement, dated April 7, 2022, among Regal Rexnord Corporation and each of the Purchasers signatory thereto [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 11, 2022]+

4.3
First Amendment, dated as of November 17, 2022, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022. [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 17, 2022]

4.4	Second Amendment, dated as of December 17, 2024, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022**
4.5
Assumption Agreement, dated as of November 30, 2022, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on December 1, 2022]

4.6
First Amendment to Note Purchase Agreement, dated as of December 21, 2022, by and among Regal Rexnord Corporation and each of the Purchasers signatory thereto [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on December 23, 2022]+

4.7
Indenture, dated January 24, 2023, between Regal Rexnord Corporation, the Guarantors (as defined therein) and U.S. Bank Trust Company, National Association, as trustee, including the Form of Note attached as an exhibit thereto [Incorporated by reference to Exhibits 4.1 and 4.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on January 24, 2023]

4.8
Supplemental Indenture, dated March 27, 2023, by and among Regal Rexnord Corporation, the Additional Guarantors and U.S. Bank Trust Company, National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on March 27, 2023]

4.9
Registration Rights Agreement, dated January 24, 2023, between Regal Rexnord Corporation, the Regal Guarantors (as defined therein) and J.P. Morgan Securities LLC as representative of the several initial purchasers listed in Schedule 1 to the purchase agreement relating to the Notes [Incorporated by reference to Exhibit 4.3 to Regal Rexnord Corporation's Current Report on Form 8-K filed on January 24, 2023]

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4.5 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.1*
Executive Employment Agreement, dated as of March 12, 2019, between Regal Rexnord Corporation and Louis V. Pinkham [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 14, 2019.]

10.2*
First Amendment, dated November 3, 2023, to the Executive Employment Agreement, dated March 12, 2019, between Louis V. Pinkham and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on November 7, 2023.]

10.3*
Regal Rexnord Corporation Executive Severance Policy, effective November 3, 2023 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on November 7, 2023.]

10.4*
Regal Rexnord Corporation Amended and Restated Supplemental Retirement Plan, as amended and restated effective October 24, 2024 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on October 24, 2024.]

10.5*
Regal Rexnord Corporation Supplemental Defined Contribution Retirement Plan [Incorporated by reference to Exhibit 10.6 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.6*
Regal Rexnord Corporation Supplemental Employee Retirement Plan For Salary Level 27 & 30 Employees, (n/k/a Regal Beloit Restoration Supplemental Employee Retirement Plan) [Incorporated by reference to Exhibit 10.7 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.7*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.8*
Form of Participation Agreement for Target Supplemental Retirement Plan [Incorporated by reference to Exhibit 10.14 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.9*
Regal Beloit America, Inc. Pension Plan, as amended and restated effective January 1, 2017, and subsequent amendments [Incorporated by reference to Exhibit 10.10 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.10*
Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Appendix A to Regal Rexnord Corporation’s definitive proxy statement on Schedule 14A for the Regal Rexnord Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.11*
Form of Stock Appreciation Rights Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.12*
Form of Restricted Stock Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.13*
Form of TSR Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.14*
Form of EBIT Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.21 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 2, 2016]

10.15*
Form of ROIC Based Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.22 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on March 1, 2017]

10.16*
Regal Rexnord Corporation 2018 Equity Incentive Plan, as amended and restated effective October 4, 2021 [Incorporated by reference to Exhibit 10.20 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.17*
Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.23 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on February 24, 2023]

10.18*
Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.24 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on February 24, 2023]

10.19*
Form of Restricted Stock Award Agreement (Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.24 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.20*
Form of Performance Share Unit Award Agreement (Return on Invested Capital – Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.25 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.21*
Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.28 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on February 24, 2023]

10.22*
Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn RSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.27 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.23*
Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn PSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.28 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.24*
Form of Non-Qualified Stock Option Award Agreement (Replacement to Zurn Option Award – Non-US) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.31 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.25
Separation and Distribution Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.26
Tax Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.27
Employee Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.28
Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.29
Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.5 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.3*
Regal Rexnord Corporation 2023 Omnibus Incentive Plan, effective April 25, 2023 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 28, 2023]

10.31*
Form of Stock Appreciation Rights Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.4 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.32*
Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.5 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.33*
Form of Performance Share Unit Award Agreement (Return on Invested Capital) under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.7 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.34*
Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by Reference to Exhibit 10.40 to the Regal Rexnord Corporation Annual Report on Form 10-K filed on February 26, 2024]

10.35*
Form of Restricted Stock Unit Award Agreement for Directors under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.9 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.36*
Regal Rexnord Supplemental Retirement Plan, as Amended and Restated Effective April 22, 2024 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 24, 2024]

10.37*
Form of Restricted Share Unit Award for Agreement for Directors under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 24, 2024]

10.38*	Form of Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan**
10.39*	Form of Restricted Share Unit Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan**
10.40*	Form of Restricted Share Unit Award for Agreement for Directors under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan**
19.1	Regal Rexnord Corporation Insider Prohibited Policy**
21.1	Significant Subsidiaries of Regal Rexnord Corporation**
22	List of Guarantor Subsidiaries of Guaranteed Securities**
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Regal Rexnord Corporation Recovery Policy*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
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

(b)    Exhibits- see (a)3., above.
(c) See (a)2., above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February 2025.

REGAL REXNORD CORPORATION
By:	/s/ ROBERT J. REHARD
Robert J. Rehard
Executive Vice President Chief Financial Officer (Principal Financial Officer)

By:	/s/ ALEXANDER P. SCARPELLI
Alexander P. Scarpelli
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOUIS V. PINKHAM	Director and Chief Executive Officer	February 21, 2025
Louis V. Pinkham	(Principal Executive Officer)

/s/ JAN A. BERTSCH	Director	February 21, 2025
Jan A. Bertsch

/s/ STEPHEN M. BURT	Director	February 21, 2025
Stephen M. Burt

/s/ THEODORE D. CRANDALL	Director	February 21, 2025
Theodore D. Crandall

/s/ MICHAEL P. DOSS	Director	February 21, 2025
Michael P. Doss

/s/ MICHAEL F. HILTON	Director	February 21, 2025
Michael F. Hilton

/s/ RAKESH SACHDEV	Director, Chairman	February 21, 2025
Rakesh Sachdev

/s/ CURTIS W. STOELTING	Director	February 21, 2025
Curtis W. Stoelting

/s/ ROBIN A. WALKER-LEE	Director	February 21, 2025
Robin A. Walker-Lee

SCHEDULE II
REGAL REXNORD CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Credit Losses:
2024	$30.3	$3.4	$(3.8)	$—	$29.9
2023	30.9	(0.4)	(4.1)	3.9	30.3
2022	18.7	2.9	(1.7)	11.0	30.9

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustments for 2023 and 2022 consist of purchase accounting adjustment and translation. See Note 2 - Accounting Policies for additional information. 2023 adjustments also include $5.8 million reclassified to Assets Held for Sale for the industrial motors and generators businesses within the Industrial Systems segment. See Note 3 - Acquisitions and Divestitures for more information.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable