Form 10-Q
period 2025-03-31
REGAL REXNORD CORP
filed 2025-05-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2025 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On May 1, 2025 the registrant had outstanding 66,335,575 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

All statements in this report, other than those relating to historical facts, are “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “aim,” “seek,” “target,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “predict,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about future financial and operating results, future strategic plans and objectives, future operational, capital or financing activities, and expected market or macroeconomic trends. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the sale of the Industrial Motors and Generators businesses in 2024, the acquisition of Altra Industrial Motion Corp. in 2023 (the "Altra Transaction"), and the merger with the Rexnord Process & Motion Control business in 2021 (the “Rexnord PMC business”) within the expected time-frames or at all and to successfully integrate Altra Industrial Motion Corp. (“Altra”) and the Rexnord PMC business;
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
•changes to and uncertainty in trade policy, including tariffs on imports into the US from Canada, Mexico, China, and other countries, and retaliatory tariffs and import/export restrictions, including Chinese export restrictions on certain rare earth minerals, or other trade restrictions imposed by the US or other governments;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Sales	$1,418.1	$1,547.7
Cost of Sales	890.5	994.6
Gross Profit	527.6	553.1
Operating Expenses	367.9	397.7
Loss on Sale of Businesses	—	21.5
Total Operating Expenses	367.9	419.2
Income from Operations	159.7	133.9
Interest Expense	90.2	105.4
Interest Income	(4.2)	(3.1)
Other Expense, Net	0.7	0.3
Income before Taxes	73.0	31.3
Provision for Income Taxes	15.5	10.9
Net Income	57.5	20.4
Less: Net Income Attributable to Noncontrolling Interests	0.2	0.6
Net Income Attributable to Regal Rexnord Corporation	$57.3	$19.8
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.86	$0.30
Assuming Dilution	$0.86	$0.30
Weighted Average Number of Shares Outstanding:
Basic	66.3	66.4
Assuming Dilution	66.5	66.8

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Income	$57.5	$20.4
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	120.1	(87.5)
Hedging Activities:
Increase in Fair Value of Hedging Activities, Net of Tax Effects of $1.7 million and $2.3 million for the Three Months Ended March 31, 2025 and March 31, 2024, Respectively	5.2	7.1
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $0.1 million and $(2.4) million for the Three Months Ended March 31, 2025 and March 31, 2024, Respectively	0.5	(7.5)
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss, Net of Tax Effects of $(0.3) and zero for the Three Months Ended March 31, 2025 and March 31, 2024, Respectively.	(1.0)	—
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of $(0.1) and zero for the Three Months Ended March 31, 2025 and March 31, 2024, Respectively	(0.1)	0.2
Other Comprehensive Income (Loss)	124.7	(87.7)
Comprehensive Income (Loss)	182.2	(67.3)
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.3	0.2
Comprehensive Income (Loss) Attributable to Regal Rexnord Corporation	$181.9	$(67.5)

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$305.3	$393.5
Trade Receivables, Less Allowances of $30.1 million and $29.9 million in 2025 and 2024, Respectively	852.1	842.8
Inventories	1,279.0	1,227.5
Prepaid Expenses and Other Current Assets	317.0	287.5
Total Current Assets	2,753.4	2,751.3
Net Property, Plant and Equipment	904.5	921.0
Operating Lease Assets	148.5	141.3
Goodwill	6,513.2	6,458.9
Intangible Assets, Net of Amortization	3,616.4	3,664.5
Deferred Income Tax Benefits	29.8	30.0
Other Noncurrent Assets	66.5	66.7
Total Assets	$14,032.3	$14,033.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$589.3	$542.8
Dividends Payable	23.2	23.2
Accrued Compensation and Benefits	156.8	191.3
Accrued Interest	90.6	84.0
Other Accrued Expenses	315.7	333.8
Current Operating Lease Liabilities	37.7	35.6
Current Maturities of Long-Term Debt	5.1	5.0
Total Current Liabilities	1,218.4	1,215.7
Long-Term Debt	5,291.8	5,452.7
Deferred Income Taxes	807.5	815.5
Pension and Other Post Retirement Benefits	108.5	109.5
Noncurrent Operating Lease Liabilities	119.7	114.1
Other Noncurrent Liabilities	56.0	59.0
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 150.0 million Shares Authorized, 66.3 million Shares Issued and Outstanding for March 31, 2025 and December 31, 2024	0.7	0.7
Additional Paid-In Capital	4,662.2	4,658.0
Retained Earnings	2,077.9	2,043.8
Accumulated Other Comprehensive Loss	(318.1)	(442.7)
Total Regal Rexnord Corporation Shareholders' Equity	6,422.7	6,259.8
Noncontrolling Interests	7.7	7.4
Total Equity	6,430.4	6,267.2
Total Liabilities and Equity	$14,032.3	$14,033.7
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	57.3	—	0.2	57.5
Other Comprehensive Income		—	—	124.6	0.1	124.7
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Stock Options Exercised	—	(5.3)	—	—	—	(5.3)
Share-Based Compensation	—	9.5	—	—	—	9.5
March 31, 2025	$0.7	$4,662.2	$2,077.9	$(318.1)	$7.7	$6,430.4

December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	19.8	—	0.6	20.4
Other Comprehensive Loss	—	—	—	(87.3)	(0.4)	(87.7)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised	—	(8.1)	—	—	—	(8.1)
Share-Based Compensation	—	9.1	—	—	—	9.1
March 31, 2024	$0.7	$4,647.2	$1,976.3	$(369.7)	$21.0	$6,275.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$57.5	$20.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	40.1	41.5
Amortization	85.4	86.7
Loss on Sale of Businesses	—	21.5
Noncash Lease Expense	10.9	11.3
Share-Based Compensation Expense	9.5	9.1
Financing Fee Expense	3.3	3.1
Gain on Sale of Assets	(6.0)	—
Benefit from Deferred Income Taxes	(18.5)	(30.4)
Other Non-Cash Changes	0.7	1.4
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(0.6)	47.7
Inventories	(41.8)	(47.8)
Accounts Payable	41.6	14.5
Other Assets and Liabilities	(79.8)	(95.9)
Net Cash Provided by Operating Activities	102.3	83.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(16.8)	(18.5)
Proceeds Received from Sales of Property, Plant and Equipment	10.3	1.0
Proceeds Received from Sale of Businesses, Net of Cash Transferred	3.0	—
Net Cash Used in Investing Activities	(3.5)	(17.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	411.5	495.1
Repayments Under Revolving Credit Facility	(389.7)	(566.8)
Repayments of Long-Term Borrowings	(185.9)	(65.8)
Dividends Paid to Shareholders	(23.2)	(23.3)
Shares Surrendered for Taxes	(5.6)	(10.7)
Proceeds from the Exercise of Stock Options	0.4	3.5
Net Cash Used in Financing Activities	(192.5)	(168.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	5.5	(10.5)
Net Decrease in Cash and Cash Equivalents	(88.2)	(112.9)
Cash and Cash Equivalents at Beginning of Period	393.5	635.3
Cash and Cash Equivalents at End of Period(1)	$305.3	$522.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$76.9	$94.8
Income taxes	$36.8	$36.2
(1) The three months ended March 31, 2024 amount includes $57.1 million cash and cash equivalents related to the industrial motors and generators businesses that were divested effective April 30, 2024.

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2024, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and March 31, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025.
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
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
March 31, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$260.9	$414.9	$326.5	$1,002.3
Asia	23.5	33.8	37.7	95.0
Europe	93.4	122.9	33.8	250.1
Rest-of-World	18.5	41.1	11.1	70.7
Total	$396.3	$612.7	$409.1	$1,418.1

	Three Months Ended
March 31, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
North America	$263.2	$406.9	$296.9	$58.8	$1,025.8
Asia	21.1	35.7	37.8	34.0	128.6
Europe	95.8	150.0	34.6	13.4	293.8
Rest-of-World	20.1	50.8	16.0	12.6	99.5
Total	$400.2	$643.4	$385.3	$118.8	$1,547.7
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

Inventories

The following table presents approximate percentage distribution between major classes of inventories:

	March 31, 2025	December 31, 2024
Raw Material and Work in Process	66.7%	67.8%
Finished Goods and Purchased Parts	33.3%	32.2%
Inventories are stated at the lower of cost or net realizable value, using the FIFO cost method. Material, labor and factory overhead costs are included in the inventories.

Property, Plant, and Equipment

The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	March 31, 2025	December 31, 2024
Land and Improvements		$130.4	$134.5
Buildings and Improvements	3 - 50	393.0	387.2
Machinery and Equipment	3 - 15	1,205.7	1,189.8
Property, Plant and Equipment		1,729.1	1,711.5
Less: Accumulated Depreciation		(824.6)	(790.5)
Net Property, Plant and Equipment		$904.5	$921.0

As of March 31, 2025 and December 31, 2024, $43.7 million and $44.7 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program

The Company's supplier finance program with Bank of America ("the Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The following information presents changes to the Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, during the three months ended March 31, 2025:

Balance as of December 31, 2024	$41.0
Plus: Obligations Added	38.3
Less: Obligations Settled	37.3
Balance as of March 31, 2025	$42.0

3. DIVESTITURES

Industrial Systems Divestiture

On September 23, 2023, the Company signed an agreement to sell its industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment.

The transaction closed on April 30, 2024 for a total purchase price of $444.0 million. The Company recognized a cumulative loss of $95.4 million on the sale of the industrial motors and generators businesses, of which $21.5 million was recognized during the three months ended March 31, 2024. The Loss on Sale of Businesses in the Condensed Consolidated Statements of Income was primarily related to foreign currency translation losses that were reclassified out of accumulated other comprehensive income into earnings at the closing of the transaction.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments, hedging activities and pension and post-retirement benefit adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
March 31, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	6.9	(1.3)	120.0	125.6
Tax Impact	(1.7)	0.3	—	(1.4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	0.6	(0.2)	—	0.4
Tax Impact	(0.1)	0.1	—	—
Net Current Period Other Comprehensive Income (Loss)	5.7	(1.1)	120.0	124.6
Ending Balance	$0.2	$(22.6)	$(295.7)	$(318.1)

March 31, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Income (Loss) before Reclassifications	9.4	—	(87.1)	(77.7)
Tax Impact	(2.3)	—	—	(2.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(9.9)	0.2	—	(9.7)
Tax Impact	2.4	—	—	2.4
Net Current Period Other Comprehensive (Loss) Income	(0.4)	0.2	(87.1)	(87.3)
Ending Balance	$28.4	$(24.8)	$(373.3)	$(369.7)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 - Derivative Financial Instruments.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Expense, Net (see also Note 8 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended March 31, 2025:

	Total	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions
Balance as of December 31, 2024	$6,458.9	$2,012.5	$3,697.2	$749.2
Translation Adjustments	54.3	26.8	25.2	2.3
Balance as of March 31, 2025	$6,513.2	$2,039.3	$3,722.4	$751.5
Cumulative Goodwill Impairment Charges	$223.6	$5.1	$18.1	$200.4

Intangible Assets

Intangible assets consist of the following:

		March 31, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,929.3	$984.6	$2,944.7	$3,892.8	$915.1	$2,977.7
Technology	13	295.1	114.0	181.1	293.0	109.0	184.0
Trademarks	10	700.3	209.7	490.6	692.3	189.4	502.9
Total Intangibles		$4,924.7	$1,308.3	$3,616.4	$4,878.1	$1,213.5	$3,664.6

Amortization expense recorded for the three months ended March 31, 2025 and March 31, 2024 was $85.4 million and $86.7 million, respectively.

6. SEGMENT INFORMATION

The Company's operations are organized and managed based on similar product offerings and end markets in the following three reportable segments: Automation & Motion Control ("AMC"), Industrial Powertrain Solutions ("IPS") and Power Efficiency Solutions ("PES").

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

The Industrial Systems segment designed and produced integral motors, alternators for industrial applications, and sold aftermarket parts and kits to support such products. These products served the general industrial, metals and mining, and food and beverage end markets. As described within Note 3 – Divestitures, the sale of the industrial motors and generators business, which represented a substantial majority of the Industrial Systems operating segment, was completed on April 30, 2024.
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
The following sets forth certain financial information attributable to the Company's reportable segments for the three months ended March 31, 2025 and March 31, 2024:

Segment Information
	Three Months Ended
March 31, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$399.7	$616.2	$409.4	$(7.2)	$1,418.1
Intersegment Sales	3.4	3.5	0.3	(7.2)	—
Net Sales(1)	396.3	612.7	409.1	—	1,418.1
Adjusted Cost of Sales(2)	245.8	352.6	297.1	—	895.5
Adjusted Engineering, Selling and Administration Expenses(3)	88.8	125.5	67.2	—	281.5
Other Segment Items(4)	26.6	52.9	1.9	—	81.4
Income from Operations	35.1	81.7	42.9	—	159.7
Interest Expense					90.2
Interest Income					(4.2)
Other Expense, Net					0.7
Income before Taxes					73.0
Other Supplemental Disclosures
Amortization	33.9	49.9	1.6	—	85.4
Depreciation	11.6	19.6	8.9	—	40.1
Capital Expenditures	6.0	8.2	2.6	—	16.8

Segment Information
	Three Months Ended
March 31, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
Total Sales	$404.8	$646.3	$390.4	$119.1	$(12.9)	$1,547.7
Intersegment Sales	4.6	2.9	5.1	0.3	(12.9)	—
Net Sales(1)	400.2	643.4	385.3	118.8	—	1,547.7
Adjusted Cost of Sales(2)	249.3	384.2	288.4	88.6	—	1,010.5
Adjusted Engineering, Selling and Administration Expenses(3)	84.1	123.9	67.4	21.2	—	296.6
Other Segment Items(4)	26.6	53.2	1.0	25.9	—	106.7
Income (Loss) from Operations	40.2	82.1	28.5	(16.9)	—	133.9
Interest Expense						105.4
Interest Income						(3.1)
Other Expense, Net						0.3
Income before Taxes						31.3
Other Supplemental Disclosures
Amortization	34.4	50.0	2.1	0.2		86.7
Depreciation	11.5	20.2	9.5	0.3		41.5
Other significant noncash items:
Loss on Sale of Businesses	—	—	—	21.5		21.5
Capital Expenditures	5.9	8.8	3.7	0.1		18.5
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

The following table presents identifiable assets information attributable to the Company's operating segments as of March 31, 2025 and December 31, 2024:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of March 31, 2025	$4,716.7	$7,456.1	$1,859.6	$14,032.3
Identifiable Assets as of December 31, 2024	4,642.4	7,528.8	1,862.5	14,033.7

7. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Senior Notes	$4,700.0	$4,700.0
Term Facility	480.0	665.0
Multicurrency Revolving Facility	61.8	40.0
Altra Notes	18.1	18.1
Finance Leases	69.3	70.1
Other	6.8	6.6
Less: Debt Issuance Costs	(39.1)	(42.1)
Total	5,296.9	5,457.7
Less: Current Maturities	5.1	5.0
Long-Term Debt	$5,291.8	$5,452.7
The below discussion of the Company’s indebtedness should be read in conjunction with the Note 6 – Debt and Bank Credit Facilities in the Company’s 2024 Annual Report on Form 10-K filed on February 21, 2025.

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

In May 2024 the Company exchanged the Senior Notes with registered notes with terms substantially identical to those of the Senior Notes of the corresponding series (the “New Notes”). The Company exchanged approximately $4,697.1 million in aggregate principal amount of Senior Notes for approximately $4,697.1 million in aggregate principal amount of New Notes of the corresponding series. The aggregate principal amount of Senior Notes not exchanged, approximately $2.9 million, remained outstanding across the four series of Senior Notes. The New Notes consist of approximately $1,099.0 million aggregate principal amount of 6.050% senior notes due 2026, $1,249.4 million aggregate principal amount of 6.050% senior notes due 2028, $1,099.4 million aggregate principal amount of 6.300% senior notes due 2030 and $1,249.3 million aggregate principal amount of 6.400% senior notes due 2033.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 14 - Fair Value), the approximate fair value of the Senior Notes was $4,820.3 million and $4,795.2 million as of March 31, 2025 and December 31, 2024, respectively, compared to a carrying value of $4,700.0 million as of March 31, 2025 and December 31, 2024. The Company believes that the fair value of all other debt instruments approximates their carrying value.

Credit Agreement

On March 28, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, which was subsequently amended on November 17, 2022 and November 30, 2022. The Credit Agreement provides for an unsecured term loan facility of $1,390.0 million (the "Term Facility") and an unsecured revolving loan of $1,570.0 million (the "Multicurrency Revolving Facility"). The Term Facility and the Multicurrency Revolving Facility both mature on March 28, 2027.

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

As of March 31, 2025, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,508.2 million of available borrowing capacity. For the three months ended March 31, 2025 and March 31, 2024 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $81.4 million and $98.5 million, respectively. The Company paid a non-use fee of 0.25% as of March 31, 2025 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on both the Term Facility and Multicurrency Revolving Facility are 6.2% and 7.2% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Altra Notes

On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due 2026 (the “Altra Notes”).

The Altra Notes will mature on October 1, 2026. The Altra Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Altra Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.
Finance leases

The weighted average discount rate associated with the Company's finance leases was 5.2% as of March 31, 2025 and March 31, 2024.

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of March 31, 2025.

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components of its defined benefit plans:

	Three Months Ended
	March 31, 2025	March 31, 2024
Service Cost	$0.7	$0.5
Interest Cost	5.5	5.4
Expected Return on Plan Assets	(4.6)	(5.0)
Amortization of Prior Service Cost and Net Actuarial (Gain) Loss	(0.1)	0.2
Special Termination Benefits	—	0.2
Net Periodic Benefit Expense	$1.5	$1.3

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended March 31, 2025 and March 31, 2024, the Company contributed $5.1 million and $1.8 million, respectively, to retirement plans. The Company expects to make total contributions of $14.7 million in 2025. The Company contributed a total of $16.6 million in 2024.
For the three months ended March 31, 2025 and March 31, 2024, the Company contributed $7.3 million and $11.6 million, respectively, to defined contribution plans.

9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Performance share unit awards ("PSUs") consist of shares or the rights to shares of the Company's stock which are awarded to associates of the Company. In the first quarter of 2025, the Company issued 101,583 Performance Share Units ("2025 PSUs"), which have a performance period of three years, vest three years from the grant date and are issued at a performance target of 100%. These shares are payable upon the determination that the Company achieved certain established performance targets. The 2025 PSUs include three performance criteria that are equally weighted: Total Shareholder Return (returns relative to the S&P 900 Industrials peer group), Return on Invested Capital, and Synergy Achievement. The targeted payout for each performance target can range from —% to 200%. The 2025 PSUs also include a revenue multiplier, which allows for up to 300% total payout based on the Company's revenue growth over a three-year period from 2025 through 2027. PSUs issued in 2024 and 2023 had a performance criteria based on Total Shareholder Return. The portion of PSUs with a performance criteria using Total Shareholder Return are valued using a Monte Carlo simulation method as of the grant date since it contains a market condition. The portion of PSUs with performance criteria based on Return on Invested Capital and Synergy Achievement are valued using the closing market price of the Company's stock as of the grant date. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The Company recognized approximately $9.5 million and $9.1 million in share-based compensation expense for the three months ended March 31, 2025 and March 31, 2024, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.1 million and $2.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the three months ended March 31, 2025, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted Stock Units	178,641	$133.37
Performance Share Units	101,583	$139.03

10. INCOME TAXES

The effective tax rate for the three months ended March 31, 2025 was 21.2% versus 34.8% for the three months ended March 31, 2024. The decrease was primarily driven by the non-deductible loss incurred in the prior year associated with the divestiture of the industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment.

As of March 31, 2025 and December 31, 2024, the Company had approximately $4.3 million and $4.2 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $0.8 million and $0.7 million of accrued interest as of March 31, 2025 and December 31, 2024, respectively.
The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of March 31, 2025.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.3 million and 0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Denominator for Basic Earnings Per Share	66.3	66.4
Effect of Dilutive Securities	0.2	0.4
Denominator for Diluted Earnings Per Share	66.5	66.8

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

As a result of the Company’s acquisition of the Rexnord PMC business, it is entitled to indemnification from third parties to agreements with the Rexnord PMC business against certain contingent liabilities of the Rexnord PMC business, including certain pre-closing environmental liabilities.
The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business’ acquisition of the Stearns business from Invensys plc (“Invensys”), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”), subject to certain limitations.. The following paragraphs summarize the most significant actions and proceedings:

•In 2002, the Company's subsidiary, Rexnord Industries, LLC (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants at the Site, allegedly including but not limited to a release or threatened release on or from Rexnord Industries' property. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA’s past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. The soil excavation work and transporting and disposing of the excavated material was completed in October 2020. The construction of an AS/SVE system was completed and became operational in February 2022 and continues to operate. The Company is awaiting the US EPA's approval of a pilot study work plan for an on site chemical oxidation soil remediation system. All previously pending property damage and personal injury lawsuits against Rexnord Industries related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend Rexnord Industries in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid

100% of the costs to date. This indemnification right would not protect Rexnord Industries against liabilities related to environmental conditions that were unknown to Invensys at the time of the acquisition of the Stearns business from Invensys.

•Multiple lawsuits (with over 350 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Rexnord PMC business’ Stearns brand of brakes and clutches and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Rexnord PMC business' Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Rexnord PMC business' insurance providers have paid 100% of the costs related to the Prager asbestos matters. We believe that the combination of the Company’s insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
In connection with the Company’s acquisition of the Rexnord PMC business, transaction documents related to the Rexnord PMC business’ acquisition of The Falk Corporation from Hamilton Sundstrand Corporation were assigned to Rexnord Industries, and provide Rexnord Industries with indemnification against certain product related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify Rexnord Industries with respect to asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning Balance	$33.4	$34.5
Less: Payments	6.9	5.7
Provisions	6.3	5.6
Translation Adjustments	0.5	(0.2)
Ending Balance	$33.3	$34.2

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2025 or March 31, 2024.
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
As of March 31, 2025 and December 31, 2024, the Company had $(2.4) million and $(0.8) million, respectively, net of tax, of derivative (losses) gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through June 2026. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	March 31, 2025	December 31, 2024
Copper	$56.0	$41.7

The Company has currency forward contracts with maturities extending through June 2026. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	March 31, 2025	December 31, 2024
Euro	$1,227.5	$1,221.5
Mexican Peso	209.9	233.2
Chinese Renminbi	355.7	359.5
Indian Rupee	44.6	23.0
Canadian Dollar	108.0	52.2
Australian Dollar	9.6	—
British Pound	11.8	6.1

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

Fair values of derivative instruments as of March 31, 2025 and December 31, 2024 were:

	March 31, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$3.3	$—
Currency Contracts	0.5	0.1	3.6
Commodity Contracts	3.2	0.5	0.7
Not Designated as Hedging Instruments:
Currency Contracts	18.2	—	4.8
Total Derivatives	$21.9	$3.9	$9.1

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.5	$—
Currency Contracts	0.1	—	8.0
Commodity Contracts	0.1	—	4.4
Not Designated as Hedging Instruments:
Currency Contracts	0.9	—	5.6
Total Derivatives	$1.1	$5.5	$18.0

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	March 31, 2025				March 31, 2024
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$7.1	$2.0	$(2.2)	$6.9	$2.2	$4.0	$3.2	$9.4
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(0.5)	(1.3)	—	(1.8)	(0.3)	8.7	—	8.4
Gain Recognized in Interest Expense	—	—	1.2	1.2	—	—	1.5	1.5

Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Operating Expenses	—	5.4	—	10.1

The AOCI balance related to hedging activities consists of a $0.2 million gain net of tax as of March 31, 2025 which includes $2.7 million of net current deferred losses expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of March 31, 2025 and December 31, 2024.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	March 31, 2025
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$25.8	$(1.0)	$24.8
Liabilities	9.1	(1.0)	8.1

	December 31, 2024
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$6.6	$(1.1)	$5.5
Liabilities	18.0	(1.1)	16.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 31, 2025 and December 31, 2024, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of March 31, 2025 and December 31, 2024.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$18.7	$1.0	Level 2
Derivative Commodity Contracts	3.2	0.1	Level 2
Other Noncurrent Assets:
Interest Rate Swap	3.3	5.5	Level 2
Assets Held in Rabbi Trust	14.4	14.6	Level 1
Derivative Currency Contracts	0.1	—	Level 2
Derivative Commodity Contracts	0.5	—	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	8.4	13.6	Level 2
Derivative Commodity Contracts	0.7	4.4	Level 2
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

15. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three months ended March 31, 2025 and March 31, 2024. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning Balance	$16.3	$29.1
Provision(1)	8.7	7.8
Less: Payments	9.1	16.1
Ending Balance	$15.9	$20.8

(1) Excludes $1.5 million of equipment related write-offs incurred in the first quarter of 2024 and $1.1 million of accelerated depreciation in the first quarter of 2025.

The following table presents a reconciliation of restructuring costs for restructuring projects for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025			March 31, 2024
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.9	$3.7	$6.6	$4.1	$0.7	$4.8
Facility Related Costs	1.9	0.4	2.3	2.7	—	2.7
Other Expenses	0.6	0.3	0.9	1.6	0.2	1.8
Total Restructuring Costs	$5.4	$4.4	$9.8	$8.4	$0.9	$9.3

The following table presents restructuring costs by segment for the three months ended March 31, 2025 and March 31, 2024:

Restructuring Costs - Three Months Ended	Total	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems
March 31, 2025	$9.8	$0.6	$8.8	$0.4	$—
March 31, 2024	$9.3	$1.2	$3.1	$4.9	$0.1

The Company's current restructuring activities are expected to continue through 2025. The Company expects to record aggregate future charges of approximately $16.8 million in the remainder of 2025. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

Our Company is comprised of three operating segments: Automation & Motion Control ("AMC"), Industrial Powertrain Solutions ("IPS"), and Power Efficiency Solutions ("PES").

A description of our three operating segments is as follows:

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

On September 23, 2023, we signed an agreement to sell our industrial motors and generators businesses which represented the substantial majority of the Industrial Systems operating segment. The transaction closed on April 30, 2024. See Note 3 -Divestitures and Note 6 - Segment Information of the Notes to the Condensed Consolidated Financial Statements for further information and a description of the Company's operating segments, respectively.

Components of Profit and Loss

Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to Original Equipment Manufacturers ("OEMs"), who incorporate our products into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales are derived from direct sales to customers by sales personnel employed by the Company, however, a significant portion of our sales are derived from sales made by manufacturer’s representatives. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenue varying from business unit to business unit.

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

2025 Outlook

The Company has updated its annual guidance for GAAP diluted earnings per share to a range of $4.49 to $5.29 due to gain on sale of assets for the three months ended March 31, 2025. The Company's mitigation actions are expected to neutralize the impact of current tariffs on 2025 earnings.

Results of Operations

	March 31, 2025		March 31, 2024
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales:
Automation & Motion Control	$396.3		$400.2
Industrial Powertrain Solutions	612.7		643.4
Power Efficiency Solutions	409.1		385.3
Industrial Systems	—		118.8
Consolidated	$1,418.1		$1,547.7

Gross Profit
Automation & Motion Control	$158.1	39.9%	$159.9	40.0%
Industrial Powertrain Solutions	257.5	42.0%	264.8	41.2%
Power Efficiency Solutions	112.0	27.4%	99.3	25.8%
Industrial Systems	—	—%	29.1	24.5%
Consolidated	$527.6	37.2%	$553.1	35.7%

Operating Expenses
Automation & Motion Control	$123.0	31.0%	$119.7	29.9%
Industrial Powertrain Solutions	175.8	28.7%	182.7	28.4%
Power Efficiency Solutions	69.1	16.9%	70.8	18.4%
Industrial Systems	—	—%	46.0	38.7%
Consolidated	$367.9	25.9%	$419.2	27.1%

Income (Loss) from Operations
Automation & Motion Control	$35.1	8.9%	$40.2	10.0%
Industrial Powertrain Solutions	81.7	13.3%	82.1	12.8%
Power Efficiency Solutions	42.9	10.5%	28.5	7.4%
Industrial Systems	—	—%	(16.9)	(14.2)%
Consolidated	$159.7	11.3%	$133.9	8.7%

Interest Expense	$90.2		105.4
Interest Income	(4.2)		(3.1)
Other Expense, Net	0.7		0.3
Income before Taxes	73.0		31.3
Provision for Income Taxes	15.5		10.9
Net Income	57.5		20.4
Less: Net Income Attributable to Noncontrolling Interests	0.2		0.6
Net Income Attributable to Regal Rexnord Corporation	$57.3		$19.8

Three Months Ended March 31, 2025 Compared to March 31, 2024

Net sales for the first quarter 2025 were $1,418.1 million, a decrease of $129.6 million, or 8.4%, compared to the first quarter of 2024. The decrease consisted of a negative impact from divestitures of 7.9%, and a negative foreign currency translation impact of 1.2%, partially offset by an organic sales increase of 0.7%. The decrease from divestitures was primarily due to a reduction of $118.8 million from the divestiture of the industrial motors and generators business. The increase in organic sales of $10.5 million was driven by a $30.7 million increase within PES and a $1.6 million increase within AMC, partially offset by a $21.8 million decrease in organic sales within IPS. Gross profit for the first quarter 2025 was $527.6 million, a decrease of $25.5 million or 4.6% compared to the first quarter 2024 primarily due to a decrease of $29.1 million from the divestiture of the industrial motors and generators business and a decrease of $7.3 million from the IPS segment, partially offset by an increase of $12.7 million from the PES segment. Total operating expenses for the first quarter 2025 were $367.9 million, a decrease of $51.3 million or 12.2% as compared to the first quarter 2024. The decrease was primarily driven by a reduction of $46.0 million from the divestiture of the industrial motors and generators business.

AMC net sales for the first quarter 2025 were $396.3 million, a decrease of $3.9 million or 1.0% as compared to the first quarter 2024. The decrease consisted of negative foreign currency translation of 1.4%, partially offset by an organic sales increase of 0.4% reflecting strength in the aerospace and defense markets and discrete automation markets, net of weakness in the general industrial and medical markets. Gross profit for the first quarter of 2025 is relatively consistent with the first quarter of 2024. Total operating expenses for the first quarter of 2025 are relatively consistent with the first quarter of 2024.

IPS net sales for the first quarter 2025 were $612.7 million, a decrease of $30.7 million or 4.8% as compared to the first quarter 2024. The decrease consisted of an organic sales decline of 3.4% and negative foreign currency translation of 1.4%. The $21.8 million decrease in organic sales primarily reflects declines in metals and mining, and in the machinery/off-highway markets within general industrial, partially offset by growth in energy markets. Gross profit for the first quarter of 2025 was $257.5 million, a decrease of $7.3 million or 2.8% as compared to the first quarter of 2024. The decrease includes higher restructuring expenses of $3.2 million. Total operating expenses for the first quarter of 2025 were $175.8 million, a decrease of $6.9 million, or 3.8% as compared to the first quarter of 2024. The decrease was primarily driven by a $6.0 million gain on the sale of fixed assets in the first quarter of 2025 that did not occur in the first quarter of 2024.

PES net sales for the first quarter 2025 were $409.1 million, an increase of $23.8 million or 6.2% as compared to the first quarter 2024. The increase consisted of an organic sales increase of 8.0%, negative impact of divestitures of 0.9%, and negative foreign currency translation of 0.9%. The $30.7 million increase in organic sales primarily reflects growth in the N.A. residential HVAC market. Gross profit for the first quarter 2025 was $112.0 million, an increase of $12.7 million or 12.8% as compared to the first quarter 2024. The increase includes lower restructuring expenses of $4.4 million. Total operating expenses for the first quarter of 2025 are relatively consistent with the first quarter of 2024.

The effective tax rate for the three months ended March 31, 2025 was 21.2% versus 34.8% for the three months ended March 31, 2024. The decrease was primarily driven by the non-deductible loss incurred in the prior year associated with the divestiture of the industrial motors and generators business.

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

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
Net Sales for Three Months Ended March 31, 2025	$396.3	$612.7	$409.1	$—	$1,418.1
Impact from Foreign Currency Exchange Rates	5.5	8.9	3.4	—	17.8
Organic Sales for Three Months Ended March 31, 2025	$401.8	$621.6	$412.5	$—	$1,435.9

Net Sales for Three Months Ended March 31, 2024	$400.2	$643.4	$385.3	$118.8	$1,547.7
Net Sales from Businesses Divested	—	—	(3.5)	(118.8)	(122.3)
Adjusted Net Sales Three Months Ended March 31, 2024	$400.2	$643.4	$381.8	$—	$1,425.4

Three Months Ended Mar 31, 2025 Net Sales Growth %	(1.0)%	(4.8)%	6.2%	(100.0)%	(8.4)%
Three Months Ended Mar 31, 2025 Foreign Currency Impact %	(1.4)%	(1.4)%	(0.9)%	—%	(1.2)%
Three Months Ended Mar 31, 2025 Divestitures %	—%	—%	(0.9)%	(100.0)%	(7.9)%
Three Months Ended Mar 31, 2025 Organic Sales Growth %	0.4%	(3.4)%	8.0%	—%	0.7%

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

Cash flow provided by operating activities was $102.3 million for the three months ended March 31, 2025, a $19.2 million increase from the three months ended March 31, 2024. This increase was primarily driven by additional income generated in 2025.

Our working capital was $1,535.0 million as of March 31, 2025, compared to $1,535.6 million as of December 31, 2024, which is comparable period over period.

Cash flow used in investing activities was $3.5 million for the three months ended March 31, 2025 as compared to cash flow used in investing activities of $17.5 million for the three months ended March 31, 2024. The decrease was primarily driven by higher proceeds received from sales of property, plant and equipment in 2025.

In 2025, we anticipate capital spending for property, plant and equipment to be approximately $120 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2025. We anticipate funding remaining 2025 capital spending with operating cash flows.

Cash flow used in financing activities was $192.5 million for the three months ended March 31, 2025, compared to $168.0 million used in financing activities for the three months ended March 31, 2024. We made net debt repayments of $164.1 million during the three months ended March 31, 2025, compared to net debt repayments of $137.5 million during the three months ended March 31, 2024. The net debt repayments in the current year primarily reflected payments of $185.0 million on the Term Facility, partially offset by $21.8 million of net borrowings made on the Multicurrency Revolving Facility during the three months ended March 31, 2025. The net debt payments in the prior year primarily resulted from payments of $60.0 million on the Term Facility and $71.7 million net repayments made on the Multicurrency Revolving Facility during the three months ended March 31, 2024. There were $23.2 million of dividends paid for the three months ended March 31, 2025, compared to $23.3 million of dividends paid in the prior year.

The following table presents selected financial information and statistics as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$305.3	$393.5
Trade Receivables, Net	852.1	842.8
Inventories	1,279.0	1,227.5
Accounts Payable	589.3	542.8
Working Capital (Current Assets less Current Liabilities)	1,535.0	1,535.6
Current Ratio	2.3:1	2.3:1

As of March 31, 2025, $295.8 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of March 31, 2025, we have repatriated approximately $167.8 million of foreign cash in 2025 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2025.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

As of March 31, 2025, the Company has $1,100.0 million of 2026 Senior Notes which are scheduled to mature on February 16, 2026. The Company may refinance the 2026 Senior Notes with a long-term financing arrangement or may use its availability under its Multicurrency Revolving Facility and cash generated from operations to repay all or a portion of the 2026 Senior Notes. The Company has adequate liquidity under its Multicurrency Revolving Facility maturing on March 28, 2027 to refinance the 2026 Senior Notes on a long-term basis and accordingly, the Company continues to classify the debt as non-current in the Condensed Consolidated Balance Sheet as of March 31, 2025.

As of March 31, 2025, the Company had $480.0 million of borrowings under the Term Facility and $61.8 million of borrowings under the Multicurrency Revolving Facility, along with $1,508.2 million of available borrowing capacity. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time.

See Note 7 - Debt and Bank Credit Facilities of the Notes to the Condensed Consolidated Financial Statements for more information.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total Current Assets	1,165.6	1,132.2
Goodwill	4,220.9	4,220.9
Intangible Assets, Net of Amortization	2,126.9	2,178.3
Other Noncurrent Assets	904.9	863.3
Total Assets	7,252.7	7,262.5
Total Current Liabilities	663.8	658.0
Long-Term Debt	5,266.8	5,428.0
Other Noncurrent Liabilities	3,663.6	3,682.5
Total Liabilities	8,930.4	9,110.5
Due from Non-Guarantor Subsidiaries	444.0	398.5
Due to Non-Guarantor Subsidiaries	3,107.9	3,114.0

The following table sets forth summarized income statement information of the Obligor Group for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Net Sales	794.1	829.2
Gross Profit	302.8	315.7
Income from Operations	60.5	39.6
Interest Expense	114.8	125.4
Net Loss	(49.2)	(69.6)
Net Loss Attributable to Regal Rexnord Corporation	(49.2)	(69.6)
Net Sales to Non-Guarantor Subsidiaries	57.8	67.5
Interest Expense Due to Non-Guarantors	28.5	20.5

Critical Accounting Estimates

Our critical accounting policies and estimates, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, have not materially changed since that report was filed.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of March 31, 2025, excluding the impact of interest rate swaps, we had $4,794.2 million of fixed rate debt and $541.8 million of variable rate debt. We utilize interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments.

Our variable rate debt exposes us to fluctuations in required interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of March 31, 2025 would result in a $2.6 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. These swaps were terminated in March 2022 upon closing the Credit Agreement. The cash proceeds of $16.2 million received to settle the terminated swaps is being recognized into interest expense via the effective interest rate method through July 2025 when the terminated swaps were scheduled to expire. We also entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million to manage fluctuations in cash flows from interest rate risk related to variable rate interest. Upon inception, the swaps were designated as a cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Details regarding the instruments as of March 31, 2025 are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value
Swap	$250.0	March 2027	3.0%	SOFR (3 Month)	$3.3
As of March 31, 2025 and December 31, 2024, an interest rate swap asset of $3.3 million and $5.5 million, respectively, was included in Other Noncurrent Assets. There was an unrealized gain of $3.8 million, net of tax, (a $1.3 million gain on the terminated swaps and a $2.5 million gain on the active swaps) and an unrealized gain of $6.4 million, net of tax, (a $2.2 million gain on the terminated swaps and a $4.2 million gain on the active swaps) as of March 31, 2025 and December 31, 2024, respectively, that was recorded in AOCI for the effective portion of the hedges.

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

As of March 31, 2025, derivative currency assets (liabilities) of $18.7 million, $0.1 million and $(8.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. As of December 31, 2024, derivative currency assets (liabilities) of $1.0 million and $13.6 million are recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively. The unrealized loss on the effective portions of the hedges of $2.3 million net of tax, and $5.7 million net of tax, as of March 31, 2025 and December 31, 2024 respectively, were recorded in AOCI. As of March 31, 2025 and December 31, 2024, we had $3.4 million and $2.5 million, respectively, net of tax, currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2025:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Euro	$1,227.5	$17.6	$122.8	$(122.8)
Mexican Peso	209.9	(3.3)	21.0	(21.0)
Chinese Renminbi	355.7	(4.5)	35.6	(35.6)
Indian Rupee	44.6	0.4	4.5	(4.5)
Canadian Dollar	108.0	0.2	10.8	(10.8)
Australian Dollar	9.6	—	1.0	(1.0)
British Pound	11.8	—	1.2	(1.2)
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

Derivative commodity assets (liabilities) of $3.2 million, $0.5 million and $(0.7) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively, as of March 31, 2025. Derivative commodity assets (liabilities) of $1.0 million and $(4.4) million were recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively as of December 31, 2024. The unrealized gain on the effective portion of the hedges of $2.3 million net of tax and the unrealized loss on the effective portion of the hedges of $3.2 million net of tax, as of March 31, 2025 and December 31, 2024, respectively, was recorded in AOCI. As of March 31, 2025, we had $0.2 million, net of tax, derivative commodity losses on closed hedge instruments. As of December 31, 2024, we had $0.5 million, net of tax, derivative commodity losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2025:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$56.0	$3.0	$5.6	$(5.6)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $0.2 million of gains as of March 31, 2025 which includes $2.7 million of net current deferred losses that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference. See also Note 12 - Contingencies for more information.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. The following risk factors supplement those reported in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header "Cautionary Statement" contained in this Quarterly Report on Form 10-Q.

Risks Relating to the Legal and Regulatory Environment

Changes to and uncertainty in US trade policy, tariff and import/export regulations and foreign government regulations or other trade restrictions imposed by the US or other governments have adversely affected our business and could materially affect our operating results, foreign operations, sourcing and financial condition.

Changes to tariffs and uncertainty in US and international trade policy have adversely impacted and will continue to adversely impact our business and the US and global economy or certain sectors thereof, including our industry, and could have a material adverse effect on our business, operating results, and financial condition. For example, the US has instituted changes in trade policies that include the imposition of higher tariffs on imports into the US, the renegotiation or termination of trade agreements, and may impact other regulations affecting trade between the US and countries where we conduct our business. In particular, the US government imposed tariffs on imports from China, Canada, Mexico and other countries, and such countries have taken, or have threatened to take, retaliatory actions, including imposing retaliatory tariffs. To date, these tariffs and the expected impact from any retaliatory actions have not had a material impact on our business and financial condition. Following the reciprocal tariffs imposed on China by the U.S. on April 2, 2025, we believe that tariffs on goods imported from China, in particular, will have an impact on our business and, while we have plans in place intended to mitigate the impacts of these tariffs on our business, there is no guarantee that such plans will fully mitigate the effects of such tariffs.

Additionally, to date, our internal estimates reflect that the vast majority of goods the Company imports from Canada and Mexico are compliant with the United States-Mexico-Canada Agreement (the “USMCA”) and are therefore exempt from tariffs. While the current tariff regime contemplates that this exemption for USMCA-compliant imports will remain in effect, if the current administration decides to alter or remove this exemption, there could be a material adverse effect on our business, operations and financial results to the extent we are unable to mitigate any resulting impacts. We cannot predict what additional changes to trade policy will be made that may have a material adverse effect on our business, financial condition, and results of operations, or could provide our competitors with an advantage over us.

Our business is also subject to other risks associated with US and foreign legislation and regulations relating to imports, including quotas, duties, fees, or taxes, and other charges or restrictions on imports, which will affect our operations and our ability to import products at current or increased levels, and substantially all of our import operations are subject to customs duties or fees on imported products imposed by the governments where our production facilities are located, including raw materials. For example, following the reciprocal tariffs imposed by the US on Chinese goods, China placed export restrictions on certain rare earth minerals. These restrictions create risk in our supply chain and may increase our costs or limit our ability to produce certain of our products that use rare earth minerals, to the extent we are unable to mitigate the related impacts of these restrictions. We cannot predict whether additional US and foreign customs quotas, duties, fees, taxes or other charges or restrictions, requirements as to raw materials, reporting obligations pertaining to “conflict minerals” and polyfluoroalkyl substances (commonly referred to as “PFAS”), or other restrictions will be imposed in the future or adversely modified, or what effect such actions would have on our operations. Future trade agreements, quotas, duties, fees, or the imposition of import requirements may have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Global Footprint

We manufacture a significant portion of our products outside the US, and political, societal or economic instability or public health or other crises may present additional risks to our business.

As of December 31, 2024, approximately 21,400 of our approximate 30,300 total full-time associates, and 96 of our principal manufacturing and warehouse facilities, were located outside the US. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows, including, for example, the uncertainty surrounding trade relations between the US and China, Mexico, Canada and other countries. In particular, the US government imposed tariffs on imports from China, Canada, Mexico and other countries, and such countries have taken or have threatened to take retaliatory actions. We expect to incur increased costs in connection with the imposition of tariffs by the US government and of retaliatory tariffs imposed by other countries and may experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue or higher non-tariff costs.
Moreover, ongoing geopolitical conflicts, including those between Russia and Ukraine and those occurring in the Middle East and similar conflicts, have negatively impacted the global economy and in some instances, have led to various economic sanctions being imposed by the US, United Kingdom, European Union, and other countries. While the impacts of the conflict have not been material on our operating results to date, it is not possible to predict the broader or longer-term consequences of these conflicts or new conflicts that may arise in the future. Continued escalation of geopolitical tensions related to the conflict could also result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns, credit and capital market disruptions that could impact our ability to obtain financing, increase interest rates and have adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our financial condition, results of operations and cash flows. Such sanctions and other measures, as well as the existing and potential further responses to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect the operations of our subsidiaries in impacted regions as well as our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2025, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock remaining available to be purchased as of March 31, 2025 is $145.0 million.

ITEM 5. OTHER INFORMATION

On February 14, 2025, Curtis Stoelting, a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement, as such term is defined in Item 408 of Regulation S-K, which was originally entered into on May 9, 2023. The terminated plan provided for the potential sale of up to 4,500 shares of our common stock and was scheduled to be effective until all transactions under such plan were completed or until Mr. Stoelting elected to terminate the plan. All 4,500 shares remained available under this plan.

On February 19, 2025, Mr. Stoelting entered into a new Rule 10b5-1 trading arrangement for the sale of up to 9,000 shares that will be effective May 26, 2025 and will remain in effect indefinitely until all transactions under such plan are completed, or until such time as Mr. Stoelting elects to terminate the plan. The termination of the old plan and the adoption of the new plan occurred during an open trading window.

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

Date: May 6, 2025

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: May 6, 2025