Form 10-Q
period 2025-06-30
REGAL REXNORD CORP
filed 2025-08-06
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2025 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On August 1, 2025 the registrant had outstanding 66,374,193 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

All statements in this report, other than those relating to historical facts, are “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “aim,” “seek,” “target,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “predict,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about future financial and operating results, future strategic plans and objectives, future operational, capital or financing activities, and expected market or macroeconomic trends. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the sale of the Industrial Motors and Generators businesses in 2024, the acquisition of Altra Industrial Motion Corp. in 2023 (the “Altra Transaction”), and the merger with the Rexnord Process & Motion Control business in 2021 (the “Rexnord PMC business”) within the expected time-frames or at all and to successfully integrate Altra Industrial Motion Corp. (“Altra”) and the Rexnord PMC business;
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
•costs and unanticipated liabilities arising from rapidly evolving laws and regulations, including data privacy laws, labor and employment laws, environmental laws and regulations, and tax laws and regulations, including the One Big Beautiful Bill Act, which was signed on July 4, 2025; and
•risks associated with stock price volatility;

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales	$1,496.1	$1,547.6	$2,914.2	$3,095.3
Cost of Sales	931.4	976.6	1,821.9	1,971.2
Gross Profit	564.7	571.0	1,092.3	1,124.1
Operating Expenses	382.4	394.3	750.3	792.0
(Gain) Loss on Sale of Businesses	—	(17.2)	—	4.3
Total Operating Expenses	382.4	377.1	750.3	796.3
Income from Operations	182.3	193.9	342.0	327.8
Interest Expense	85.3	101.7	175.5	207.1
Interest Income	(5.1)	(5.0)	(9.3)	(8.1)
Other Expense, Net	0.9	0.3	1.6	0.6
Income before Taxes	101.2	96.9	174.2	128.2
Provision for Income Taxes	21.6	33.9	37.1	44.8
Net Income	79.6	63.0	137.1	83.4
Less: Net Income Attributable to Noncontrolling Interests	0.4	0.5	0.6	1.1
Net Income Attributable to Regal Rexnord Corporation	$79.2	$62.5	$136.5	$82.3
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.19	$0.94	$2.06	$1.24
Assuming Dilution	$1.19	$0.94	$2.05	$1.23
Weighted Average Number of Shares Outstanding:
Basic	66.3	66.5	66.3	66.5
Assuming Dilution	66.5	66.8	66.5	66.8

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$79.6	$63.0	$137.1	$83.4
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	209.6	(56.0)	329.7	(143.5)
Reclassification of Foreign Currency Translation Losses to Earnings (see Note 3 - Divestitures)	—	121.3	—	121.3
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $1.1 million and $(1.8) million for the Three Months Ended June 30, 2025 and June 30, 2024 and $2.8 million and $(0.2) million for the Six Months Ended June 30, 2025 and June 30, 2024, respectively	3.6	(5.6)	8.8	(0.7)
Reclassification of Gains included in Net Income, Net of Tax Effects of $(0.3) million and $(2.1) million for the Three Months Ended June 30, 2025 and June 30, 2024 and $(0.2) million and $(3.8) million for the Six Months Ended June 30, 2025 and June 30, 2024, respectively	(1.2)	(6.7)	(0.7)	(12.0)
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss, Net of Tax Effects of zero and $(0.1) million for the Three Months Ended June 30, 2025 and June 30, 2024 and $(0.3) million and $(0.1) million for the Six Months Ended June 30, 2025 and June 30, 2024, respectively.	—	(0.4)	(1.0)	(0.4)
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of zero and zero for the Three Months Ended June 30, 2025 and June 30, 2024 and $(0.1) and zero for the Six Months Ended June 30, 2025 and June 30, 2024, Respectively	(0.2)	0.1	(0.3)	0.3
Other Comprehensive Income (Loss)	211.8	52.7	336.5	(35.0)
Comprehensive Income	291.4	115.7	473.6	48.4
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.6	0.2	0.9	0.4
Comprehensive Income Attributable to Regal Rexnord Corporation	$290.8	$115.5	$472.7	$48.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$320.1	$393.5
Trade Receivables, Less Allowances of $11.9 million and $29.9 million in 2025 and 2024, Respectively	549.9	842.8
Inventories	1,348.3	1,227.5
Prepaid Expenses and Other Current Assets	300.5	287.5
Total Current Assets	2,518.8	2,751.3
Net Property, Plant and Equipment	942.4	921.0
Operating Lease Assets	141.8	141.3
Goodwill	6,607.6	6,458.9
Intangible Assets, Net of Amortization	3,592.2	3,664.5
Deferred Income Tax Benefits	34.8	30.0
Other Noncurrent Assets	65.1	66.7
Total Assets	$13,902.7	$14,033.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$615.5	$542.8
Dividends Payable	23.2	23.2
Accrued Compensation and Benefits	195.6	191.3
Accrued Interest	81.7	84.0
Other Accrued Expenses	301.2	333.8
Current Operating Lease Liabilities	37.7	35.6
Current Maturities of Long-Term Debt	5.2	5.0
Total Current Liabilities	1,260.1	1,215.7
Long-Term Debt	4,849.6	5,452.7
Deferred Income Taxes	801.5	815.5
Pension and Other Post Retirement Benefits	112.5	109.5
Noncurrent Operating Lease Liabilities	111.3	114.1
Other Noncurrent Liabilities	59.8	59.0
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 150.0 million Shares Authorized, 66.4 million and 66.3 million Shares Issued and Outstanding for June 30, 2025 and December 31, 2024, Respectively	0.7	0.7
Additional Paid-In Capital	4,671.7	4,658.0
Retained Earnings	2,133.7	2,043.8
Accumulated Other Comprehensive Loss	(106.5)	(442.7)
Total Regal Rexnord Corporation Shareholders' Equity	6,699.6	6,259.8
Noncontrolling Interests	8.3	7.4
Total Equity	6,707.9	6,267.2
Total Liabilities and Equity	$13,902.7	$14,033.7
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
March 31, 2025	$0.7	$4,662.2	$2,077.9	$(318.1)	$7.7	$6,430.4
Net Income	—	—	79.2	—	0.4	79.6
Other Comprehensive Income		—	—	211.6	0.2	211.8
Dividends Declared ($0.35 Per Share)	—	—	(23.4)	—	—	(23.4)
Stock Options Exercised	—	(0.8)	—	—	—	(0.8)
Share-Based Compensation	—	10.3	—	—	—	10.3
June 30, 2025	$0.7	$4,671.7	$2,133.7	$(106.5)	$8.3	$6,707.9

March 31, 2024	$0.7	$4,647.2	$1,976.3	$(369.7)	$21.0	$6,275.5
Net Income	—	—	62.5	—	0.5	63.0
Other Comprehensive Loss	—	—	—	(68.3)	(0.3)	(68.6)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Stock Options Exercised	—	(0.3)	—	—	—	(0.3)
Share-Based Compensation	—	9.5	—	—	—	9.5
Businesses Divested	—	—	—	121.3	(9.2)	112.1
June 30, 2024	$0.7	$4,656.4	$2,015.5	$(316.7)	$12.0	$6,367.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	136.5	—	0.6	137.1
Other Comprehensive Income	—	—	—	336.2	0.3	336.5
Dividends Declared ($0.70 Per Share)	—	—	(46.6)	—	—	(46.6)
Stock Options Exercised	—	(6.1)	—	—	—	(6.1)
Share-Based Compensation	—	19.8	—	—	—	19.8
June 30, 2025	$0.7	$4,671.7	$2,133.7	$(106.5)	$8.3	$6,707.9

December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	82.3	—	1.1	83.4
Other Comprehensive Loss	—	—	—	(155.6)	(0.7)	(156.3)
Dividends Declared ($0.70 Per Share)	—	—	(46.6)	—	—	(46.6)
Stock Options Exercised	—	(8.4)	—	—	—	(8.4)
Share-Based Compensation	—	18.6	—	—	—	18.6
Businesses Divested	—	—		121.3	(9.2)	112.1
June 30, 2024	$0.7	$4,656.4	$2,015.5	$(316.7)	$12.0	$6,367.9

See Accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$137.1	$83.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	75.6	82.0
Amortization	172.2	173.2
Loss on Sale of Businesses	—	4.3
Noncash Lease Expense	21.8	22.2
Share-Based Compensation Expense	19.8	18.6
Financing Fee Expense	7.3	6.2
Gain on Sale of Assets	(8.3)	—
Benefit from Deferred Income Taxes	(43.1)	(53.8)
Other Non-Cash Changes	2.3	6.2
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	318.6	(16.8)
Inventories	(89.8)	(45.8)
Accounts Payable	57.0	24.9
Other Assets and Liabilities	(45.0)	(63.2)
Net Cash Provided by Operating Activities	625.5	241.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(47.0)	(50.9)
Proceeds Received from Sales of Property, Plant and Equipment	14.8	1.3
Proceeds Received from Sale of Businesses, Net of Cash Transferred	3.0	374.8
Net Cash (Used in) Provided by Investing Activities	(29.2)	325.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	859.8	935.2
Repayments Under Revolving Credit Facility	(876.8)	(1,007.3)
Repayments of Long-Term Borrowings	(616.9)	(546.3)
Dividends Paid to Shareholders	(46.6)	(46.6)
Shares Surrendered for Taxes	(7.1)	(11.3)
Proceeds from the Exercise of Stock Options	1.4	3.8
Net Cash Used in Financing Activities	(686.2)	(672.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	16.5	(19.0)
Net Decrease in Cash and Cash Equivalents	(73.4)	(124.9)
Cash and Cash Equivalents at Beginning of Period	393.5	635.3
Cash and Cash Equivalents at End of Period	$320.1	$510.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$161.9	$198.8
Income taxes	$84.8	$66.8
Noncash Transaction:
Right-of-use asset recognized during the period in exchange for finance lease obligation	$23.5	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2024, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and June 30, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025.
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

The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$270.8	$432.2	$344.3	$1,047.3
Asia	30.8	44.5	42.6	117.9
Europe	89.0	123.4	36.0	248.4
Rest-of-World	20.5	49.7	12.3	82.5
Total	$411.1	$649.8	$435.2	$1,496.1

	Three Months Ended
June 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
North America	$284.5	$456.1	$314.6	$20.6	$1,075.8
Asia	24.1	51.4	45.0	10.3	130.8
Europe	96.1	122.8	35.2	4.2	258.3
Rest-of-World	17.5	45.2	16.1	3.9	82.7
Total	$422.2	$675.5	$410.9	$39.0	$1,547.6

	Six Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$531.7	$847.1	$670.8	$2,049.6
Asia	54.3	78.3	80.3	212.9
Europe	182.4	246.3	69.8	498.5
Rest-of-World	39.0	90.8	23.4	153.2
Total	$807.4	$1,262.5	$844.3	$2,914.2

	Six Months Ended
June 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
North America	$547.7	$875.2	$611.5	$79.4	$2,113.8
Asia	45.2	93.9	82.8	44.3	266.2
Europe	191.9	247.1	69.8	17.6	526.4
Rest-of-World	37.6	102.7	32.1	16.5	188.9
Total	$822.4	$1,318.9	$796.2	$157.8	$3,095.3

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

The Company has an accounts receivable securitization facility (the “Securitization Facility"). The Company accounts for receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables from its Condensed Consolidated Balance Sheets. See Note 7 - Receivables Securitization for more information.

Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	June 30, 2025	December 31, 2024
Raw Material and Work in Process	65.1%	67.8%
Finished Goods and Purchased Parts	34.9%	32.2%

Inventories are stated at the lower of cost or net realizable value, using the FIFO cost method. Material, labor and factory overhead costs are included in the inventories.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	June 30, 2025	December 31, 2024
Land and Improvements		$135.4	$134.5
Buildings and Improvements	3 - 50	429.7	387.2
Machinery and Equipment	3 - 15	1,243.4	1,189.8
Property, Plant and Equipment		1,808.5	1,711.5
Less: Accumulated Depreciation		(866.1)	(790.5)
Net Property, Plant and Equipment		$942.4	$921.0

As of June 30, 2025 and December 31, 2024, $66.5 million and $44.7 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program
The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $48.7 million and $41.0 million as of June 30, 2025 and December 31, 2024, respectively.

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
The following tables present changes in AOCI by component for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
June 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$0.2	$(22.6)	$(295.7)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	4.7	—	209.4	214.1
Tax Impact	(1.1)	—	—	(1.1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1.5)	(0.2)	—	(1.7)
Tax Impact	0.3	—	—	0.3
Net Current Period Other Comprehensive Income (Loss)	2.4	(0.2)	209.4	211.6
Ending Balance	$2.6	$(22.8)	$(86.3)	$(106.5)

June 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.4	$(24.8)	$(373.3)	$(369.7)
Other Comprehensive Income (Loss) before Reclassifications	(7.4)	(0.5)	(55.7)	(63.6)
Tax Impact	1.8	0.1	—	1.9
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8.8)	0.1	121.3	112.6
Tax Impact	2.1	—	—	2.1
Net Current Period Other Comprehensive Income (Loss)	(12.3)	(0.3)	65.6	53.0
Ending Balance	$16.1	$(25.1)	$(307.7)	$(316.7)

	Six Months Ended
June 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	11.6	(1.3)	329.4	339.7
Tax Impact	(2.8)	0.3	—	(2.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.9)	(0.4)	—	(1.3)
Tax Impact	0.2	0.1	—	0.3
Net Current Period Other Comprehensive Income (Loss)	8.1	(1.3)	329.4	336.2
Ending Balance	$2.6	$(22.8)	$(86.3)	$(106.5)

June 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Income (Loss) before Reclassifications	(0.9)	(0.5)	(142.8)	(144.2)
Tax Impact	0.2	0.1	—	0.3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(15.8)	0.3	121.3	105.8
Tax Impact	3.8	—	—	3.8
Net Current Period Other Comprehensive Income (Loss)	(12.7)	(0.1)	(21.5)	(34.3)
Ending Balance	$16.1	$(25.1)	$(307.7)	$(316.7)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 14 - Derivative Financial Instruments.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Expense, Net (see also Note 9 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the six months ended June 30, 2025:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Balance as of December 31, 2024	$2,012.5	$3,697.2	$749.2	$6,458.9
Translation Adjustments	63.4	77.9	7.4	148.7
Balance as of June 30, 2025	$2,075.9	$3,775.1	$756.6	$6,607.6
Cumulative Goodwill Impairment Charges	$5.1	$18.1	$200.4	$223.6

Intangible Assets
Intangible assets consist of the following:

		June 30, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,992.7	$1,062.6	$2,930.1	$3,892.8	$915.1	$2,977.7
Technology	13	300.0	120.7	179.3	293.0	109.0	184.0
Trademarks	10	704.7	221.9	482.8	692.3	189.4	502.9
Total Intangibles		$4,997.4	$1,405.2	$3,592.2	$4,878.1	$1,213.5	$3,664.6

Amortization expense recorded for the three and six months ended June 30, 2025 was $86.8 million and $172.2 million, respectively. Amortization expense recorded for the three and six months ended June 30, 2024 was $86.5 million and $173.2 million, respectively.
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
The following sets forth certain financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2025 and June 30, 2024:

Segment Information
	Three Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$414.6	$653.8	$435.4	$(7.7)	$1,496.1
Intersegment Sales	3.5	4.0	0.2	(7.7)	—
Net Sales(1)	411.1	649.8	435.2	—	1,496.1
Adjusted Cost of Sales(2)	262.4	371.5	304.2		938.1
Adjusted Engineering, Selling and Administration Expenses(3)	91.7	129.0	67.8		288.5
Other Segment Items(4)	26.6	56.9	3.7		87.2
Income from Operations	30.4	92.4	59.5		182.3
Interest Expense					85.3
Interest Income					(5.1)
Other Expense, Net					0.9
Income before Taxes					101.2
Other Supplemental Disclosures
Amortization	34.5	50.6	1.7		86.8
Depreciation	11.0	15.7	8.8		35.5
Capital Expenditures	10.3	14.1	5.8		30.2

Segment Information
	Three Months Ended
June 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
Total Sales	$427.5	$677.3	$411.5	$39.2	$(7.9)	$1,547.6
Intersegment Sales	5.3	1.8	0.6	0.2	(7.9)	—
Net Sales(1)	422.2	675.5	410.9	39.0	—	1,547.6
Adjusted Cost of Sales(2)	260.7	404.2	286.4	31.3		982.6
Adjusted Engineering, Selling and Administration Expenses(3)	87.8	122.9	71.1	8.0		289.8
Other Segment Items(4)	31.9	58.6	8.3	(17.5)		81.3
Income from Operations	41.8	89.8	45.1	17.2		193.9
Interest Expense						101.7
Interest Income						(5.0)
Other Expense, Net						0.3
Income before Taxes						96.9
Other Supplemental Disclosures
Amortization	34.2	50.2	2.1	—		86.5
Depreciation	11.4	20.5	8.5	0.1		40.5
Other significant noncash items:
Gain on Sale of Businesses	—	—	—	(17.2)		(17.2)
Capital Expenditures	6.5	14.3	7.4	4.2		32.4

Segment Information
	Six Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$814.3	$1,270.0	$844.8	$(14.9)	$2,914.2
Intersegment Sales	6.9	7.5	0.5	(14.9)	—
Net Sales(1)	807.4	1,262.5	844.3	—	2,914.2
Adjusted Cost of Sales(2)	508.1	724.2	601.4		1,833.7
Adjusted Engineering, Selling and Administration Expenses(3)	180.5	254.5	135.0		570.0
Other Segment Items(4)	53.3	109.7	5.5		168.5
Income from Operations	65.5	174.1	102.4		342.0
Interest Expense					175.5
Interest Income					(9.3)
Other Expense, Net					1.6
Income before Taxes					174.2
Other Supplemental Disclosures
Amortization	68.4	100.5	3.3		172.2
Depreciation	22.6	35.3	17.7		75.6
Capital Expenditures	16.3	22.3	8.4		47.0

Segment Information
	Six Months Ended
June 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
Total Sales	$832.2	$1,323.7	$801.9	$158.2	$(20.7)	$3,095.3
Intersegment Sales	9.8	4.7	5.7	0.5	(20.7)	—
Net Sales(1)	822.4	1,318.9	796.2	157.8	—	3,095.3
Adjusted Cost of Sales(2)	510.1	788.4	574.8	119.9		1,993.2
Adjusted Engineering, Selling and Administration Expenses(3)	172.0	246.8	138.6	29.2		586.6
Other Segment Items(4)	58.3	111.8	9.2	8.4		187.7
Income from Operations	82.0	171.9	73.6	0.3		327.8
Interest Expense						207.1
Interest Income						(8.1)
Other Expense, Net						0.6
Income before Taxes						128.2
Other Supplemental Disclosures
Amortization	68.6	100.2	4.2	0.2		173.2
Depreciation	22.9	40.7	18.0	0.4		82.0
Other significant noncash items:
Loss on Sale of Businesses	—	—	—	4.3		4.3
Capital Expenditures	12.4	23.1	11.1	4.3		50.9

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

The following table presents identifiable assets information attributable to the Company's operating segments as of June 30, 2025 and December 31, 2024:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of June 30, 2025	$4,559.9	$7,542.0	$1,800.8	$13,902.7
Identifiable Assets as of December 31, 2024	4,642.4	7,528.8	1,862.5	14,033.7

7. RECEIVABLES SECURITIZATION

On June 30, 2025, Regal Rexnord Receivables Finance LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of the Company (“SPE”) , entered into a one-year $400 million accounts receivable securitization facility (the “Securitization Facility”) with PNC Bank National Association, Wells Fargo Bank, N.A., and Truist Bank (the “Purchasers”). The Securitization Facility can be renewed each year for another year with agreement between the SPE and the Purchasers. Under the Securitization Facility, certain US subsidiaries of the Company (the “Originators”) transfer their accounts receivable (the “Receivables”) to the SPE, who in turn sells certain of the Receivables (the “Sold Receivables”) to the Purchasers. The Originators will service the Receivables on behalf of the Purchasers but have no continuing involvement with the Sold Receivables.

Transfers of the Sold Receivables from the SPE to the Purchasers are accounted for as a sale of financial assets, resulting in derecognition of the Sold Receivables from the Company’s Condensed Consolidated Financial Statements. These sales are priced at the face value of the Sold Receivables less a fair market value discount, resulting in a loss on the Sold Receivables recorded in Operating Expenses in the Condensed Consolidated Statement of Income. The Sold Receivables are no longer available to satisfy creditors of any Originator in the event of bankruptcy. The SPE also retains certain Receivables as collateral to the Purchasers as a guarantee of cash collections on the Sold Receivables (the “Collateral”), which is recorded in Trade Receivables, Less Allowances in the Condensed Consolidated Balance Sheet.

The Securitization Facility is structured on a revolving basis under which the Purchasers reinvest the cash collections in the Securitization Facility and purchase additional Receivables.

On June 30, 2025, the SPE received proceeds of $368.5 million for the Sold Receivables. The Collateral as of June 30, 2025 was $65.0 million. Cash activity related to the Securitization Facility is reflected in Net Cash Provided by Operating Activities in the Condensed Consolidated Statement of Cash Flows.

8. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Senior Notes	4,700.0	4,700.0
Term Facility	50.0	665.0
Multicurrency Revolving Facility	23.0	40.0
Altra Notes	18.1	18.1
Finance Leases	92.2	70.1
Other	7.2	6.6
Less: Debt Issuance Costs	(35.7)	(42.1)
Total	4,854.8	5,457.7
Less: Current Maturities	5.2	5.0
Long-Term Debt	4,849.6	5,452.7
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

In May 2024 the Company exchanged the Senior Notes with registered notes with terms substantially identical to those of the Senior Notes of the corresponding series (the “New Notes”). The Company exchanged approximately $4,697.1 million in aggregate principal amount of Senior Notes for approximately $4,697.1 million in aggregate principal amount of New Notes of the corresponding series. The aggregate principal amount of Senior Notes not exchanged, approximately $2.9 million, remained outstanding across the four series of Senior Notes. The New Notes consist of approximately $1,099.0 million aggregate principal amount of 6.05% senior notes due 2026, $1,249.4 million aggregate principal amount of 6.05% senior notes due 2028, $1,099.4 million aggregate principal amount of 6.30% senior notes due 2030 and $1,249.3 million aggregate principal amount of 6.40% senior notes due 2033.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 - Fair Value), the approximate fair value of the Senior Notes was $4,860.5 million and $4,795.2 million as of June 30, 2025 and December 31, 2024, respectively, compared to a carrying value of $4,700.0 million as of June 30, 2025 and December 31, 2024. The Company believes that the fair value of all other debt instruments approximates their carrying value.

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

The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and are applied to the next payment due. On June 30, 2025, the Company prepaid $420.0 million of principal outstanding under the Term Facility with proceeds from the Securitization Facility (see Note 7 – Receivables Securitization). Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin.

As of June 30, 2025, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,547.0 million of available borrowing capacity. For the three months ended June 30, 2025 and June 30, 2024 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $101.1 million and $67.4 million, respectively. For the six months ended June 30, 2025 and June 30, 2024 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $91.3 million and $83.0 million, respectively. The Company paid a non-use fee of 0.25% as of June 30, 2025 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on the Term Facility and Multicurrency Revolving Facility are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Term Facility	6.2%	7.1%	6.2%	7.2%
Multicurrency Revolving Facility	6.2%	7.2%	6.2%	7.2%

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

Finance Leases

The weighted average discount rate associated with the Company's finance leases was 6.8% as of June 30, 2025 and 5.2% as of June 30, 2024.

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of June 30, 2025.

9. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service Cost	0.7	0.5	1.4	1.0
Interest Cost	5.5	5.4	11.0	10.8
Expected Return on Plan Assets	(4.6)	(5.0)	(9.2)	(10.0)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.1)	0.1	(0.2)	0.3
Special Termination Benefits	—	—	—	0.2
Net Periodic Benefit Expense	$1.5	$1.0	$3.0	$2.3

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended June 30, 2025 and June 30, 2024, the Company contributed $2.0 million and $1.8 million, respectively, to post retirement plans. For the six months ended June 30, 2025 and June 30, 2024, the Company contributed $7.1 million and $3.6 million, respectively. The Company expects to make total contributions of $14.7 million in 2025. The Company contributed a total of $16.6 million in 2024.
For the three months ended June 30, 2025 and June 30, 2024, the Company contributed $5.5 million and $10.8 million, respectively, to defined contribution plans. For the six months ended June 30, 2025 and June 30, 2024, the Company contributed $12.8 million and $22.4 million, respectively.

10. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Performance share unit awards ("PSUs") consist of shares or the rights to shares of the Company's stock which are awarded to associates of the Company. For the six months ended June 30, 2025, the Company issued 102,159 Performance Share Units ("2025 PSUs"), which have a performance period of three years, vest three years from the grant date and are issued at a performance target of 100%. These shares are payable upon the determination that the Company achieved certain established performance targets. The 2025 PSUs include three performance criteria that are equally weighted: Total Shareholder Return (returns relative to the S&P 900 Industrials peer group), Return on Invested Capital, and Synergy Achievement. The targeted payout for each performance target can range from 0% to 200%. The 2025 PSUs also include a revenue multiplier, which allows for up to 300% total payout based on the Company's revenue growth over a three-year period from 2025 through 2027. PSUs issued in 2024 and 2023 had a performance criteria based on Total Shareholder Return. The portion of PSUs with a performance criteria using Total Shareholder Return are valued using a Monte Carlo simulation method as of the grant date since it contains a market condition. The portion of PSUs with performance criteria based on Return on Invested Capital and Synergy Achievement are valued using the closing market price of the Company's stock as of the grant date. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The Company recognized approximately $10.3 million and $9.5 million in share-based compensation expense for the three months ended June 30, 2025 and June 30, 2024, respectively, and approximately $19.8 million and $18.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $1.6 million and $1.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $2.7 million and $3.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the six months ended June 30, 2025, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted Stock Units	202,139	$132.41
Performance Share Units	102,159	$138.25

11. INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 was 21.3% versus 35.0% for the three months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 and June 30, 2024 was 21.3% and 34.9%, respectively. The effective tax rate for the three and six months ended June 30, 2025 was lower than the same periods in 2024 due to the tax effects associated with the divestiture of the industrial motors and generators businesses during 2024.

As of June 30, 2025 and December 31, 2024, the Company had approximately $4.2 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had $0.7 million and $0.7 million of accrued interest as of June 30, 2025 and December 31, 2024, respectively.
The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law, which contains a broad range of tax reform provisions, including domestic research and development cost expensing, extension of 100% bonus depreciation, limitations on interest expense deductions and revisions to international tax regimes. The Company is currently evaluating the financial impacts of the OBBBA and will reflect its effects beginning in the third quarter of 2025. We do not currently anticipate a material effect on our annual effective tax rate or cash flows as a result of this legislation.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.4 million for the three months ended June 30, 2025 and June 30, 2024. The amount of the anti-dilutive shares was 0.4 million and 0.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Denominator for Basic Earnings Per Share	66.3	66.5	66.3	66.5
Effect of Dilutive Securities	0.2	0.3	0.2	0.3
Denominator for Diluted Earnings Per Share	66.5	66.8	66.5	66.8

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
The Company believes that, pursuant to the transaction documents related to the Rexnord PMC business’ acquisition of the Stearns business from Invensys plc (“Invensys”), Invensys (now known as Schneider Electric) is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. In the event that the Company is unable to recover from Invensys with respect to the matters below, it may be entitled to indemnification from Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn”), subject to certain limitations. The following paragraphs summarize the most significant actions and proceedings:

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
The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance	$33.3	$34.2	$33.4	$34.5
Less: Payments	3.8	5.6	10.7	11.3
Provisions	6.1	4.9	12.4	10.5
Translation Adjustments	(2.8)	(0.1)	(2.3)	(0.3)
Ending Balance	$32.8	$33.4	$32.8	$33.4

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps have been utilized to manage interest rate risk associated with the Company's floating rate borrowings.
The Company is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its commodity hedging transactions and foreign currency exchange contracts. Exposure to counterparty credit risk is managed by limiting counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. The Company does not obtain collateral or other security to support financial instruments subject to credit risk. The Company does not anticipate non-performance by its counterparties, but cannot provide assurances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2025 or June 30, 2024.
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
As of June 30, 2025 and December 31, 2024, the Company had $(0.9) million and $(0.8) million, respectively, net of tax, of derivative (losses) on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through September 2026. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	June 30, 2025	December 31, 2024
Copper	$38.0	$41.7

The Company has currency forward contracts with maturities extending through September 2026. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	June 30, 2025	December 31, 2024
Euro	$776.0	$1,221.5
Mexican Peso	296.8	233.2
Chinese Renminbi	378.3	359.5
Indian Rupee	30.6	23.0
Canadian Dollar	145.4	52.2
Australian Dollar	25.8	—
British Pound	16.8	6.1

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction of interest expense via the effective interest rate method through June 2025 when the related Term Facility was repaid. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and a recognized gain of $3.1 million, which is recorded in Interest expense, net on the Condensed Consolidated Statements of Income.

Fair values of derivative instruments as of June 30, 2025 and December 31, 2024 were:

	June 30, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Currency Contracts	2.5	0.1	0.7
Commodity Contracts	3.0	—	0.3
Not Designated as Hedging Instruments:
Currency Contracts	7.9	—	5.1
Total Derivatives	$13.4	$0.1	$6.1

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.5	$—
Currency Contracts	0.1	—	8.0
Commodity Contracts	0.1	—	4.4
Not Designated as Hedging Instruments:
Currency Contracts	0.9	—	5.6
Total Derivatives	$1.1	$5.5	$18.0

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	June 30, 2025				June 30, 2024
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(0.3)	$5.2	$(0.2)	$4.7	$(0.6)	$(7.3)	$0.5	$(7.4)
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(0.5)	(2.9)	—	(3.4)	—	7.4	—	7.4
Gain Recognized in Interest Expense	—	—	4.9	4.9	—	—	1.4	1.4

	Six Months Ended
	June 30, 2025				June 30, 2024
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$6.8	$7.2	$(2.4)	$11.6	$0.1	$(4.7)	$3.7	$(0.9)
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(1.0)	(4.2)	—	(5.2)	(1.8)	14.7	—	12.9
Gain Recognized in Interest Expense	—	—	6.1	6.1	—	—	2.9	2.9
Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	June 30, 2025		June 30, 2024
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain (Loss) recognized in Operating Expenses	$—	$9.7	$—	$(2.4)
	Six Months Ended
	June 30, 2025		June 30, 2024
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Operating Expenses	—	15.1	—	7.7

The AOCI balance related to hedging activities consists of a $2.6 million gain net of tax as of June 30, 2025 which includes $2.5 million of net current deferred losses expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur, except for the recognized gain related to the termination of the interest rate swaps on June 30, 2025.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of June 30, 2025 and December 31, 2024.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	June 30, 2025
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$13.5	$(2.1)	$11.4
Liabilities	6.1	(2.1)	4.0

	December 31, 2024
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$6.6	$(1.1)	$5.5
Liabilities	18.0	(1.1)	16.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 30, 2025 and December 31, 2024, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 8 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of June 30, 2025 and December 31, 2024.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$10.4	$1.0	Level 2
Derivative Commodity Contracts	3.0	0.1	Level 2
Other Noncurrent Assets:
Interest Rate Swap	—	5.5	Level 2
Assets Held in Rabbi Trust	15.4	14.6	Level 1
Derivative Currency Contracts	0.1	—	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	5.8	13.6	Level 2
Derivative Commodity Contracts	0.3	4.4	Level 2
Level 1 fair value measurements for assets held in a Rabbi Trust are unadjusted quoted prices.

Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the discounted cash flows using the SOFR forward yield curve for an instrument with similar contractual terms. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Commodity forwards are valued based on observable market transactions of forward commodity prices. Senior Notes are valued based on rates for instruments with comparable maturities and credit quality. See Note 8 - Debt and Bank Credit Facilities for further information.

16. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three and six months ended June 30, 2025 and June 30, 2024. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance	$15.9	$20.8	$16.3	$29.1
Provision(1)	5.3	9.9	14.0	18.0
Less: Payments	7.3	14.0	16.4	30.4
Ending Balance	$13.9	$16.7	$13.9	$16.7

(1) Excludes equipment related write-offs and restructuring related depreciation adjustments

The following table presents a reconciliation of restructuring costs for restructuring projects for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30, 2025			June 30, 2024
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$1.3	$2.5	$3.8	$1.7	$2.0	$3.7
Facility Related Costs	1.7	0.3	2.0	0.2	0.5	0.7
Other Expenses	—	(0.5)	(0.5)	3.7	1.2	4.9
Total Restructuring Costs	$3.0	$2.3	$5.3	$5.6	$3.7	$9.3

	Six Months Ended
	June 30, 2025			June 30, 2024
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$4.2	$6.3	$10.5	$5.8	$3.0	$8.8
Facility Related Costs	3.6	0.7	4.3	2.9	0.5	3.4
Other Expenses	0.5	(0.2)	0.3	5.3	1.3	6.6
Total Restructuring Costs	$8.3	$6.8	$15.1	$14.0	$4.8	$18.8

The following table presents restructuring costs by segment for the three and six months ended June 30, 2025 and June 30, 2024:

Restructuring Costs - Three Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
June 30, 2025	$0.5	$4.4	$0.4	$—	$5.3
June 30, 2024	$1.9	$1.9	$4.6	$0.9	$9.3

Restructuring Costs - Six Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
June 30, 2025	$1.1	$13.2	$0.8	$—	$15.1
June 30, 2024	$3.2	$5.1	$9.5	$1.0	$18.8

The Company's current restructuring activities are expected to continue through 2025. The Company expects to record aggregate future charges of approximately $12.9 million in the remainder of 2025. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law, which contains a broad range of tax reform provisions, including domestic research and development cost expensing, extension of 100% bonus depreciation, limitations on interest expense deductions and revisions to international tax regimes. The Company is currently evaluating the financial impacts of the OBBBA and will reflect its effects beginning in the third quarter of 2025. We do not currently anticipate a material effect on our annual effective tax rate or cash flows as a result of this legislation.

2025 Outlook

The Company has updated its annual guidance for GAAP diluted earnings per share to a range of $4.50 to $5.10. The Company's mitigation actions are expected to neutralize the impact of current tariffs on 2025 earnings.

Results of Operations
Three Months Ended June 30, 2025 Compared to June 30, 2024

	Three Months Ended
	June 30, 2025		June 30, 2024
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales:
Automation & Motion Control	$411.1		$422.2
Industrial Powertrain Solutions	649.8		675.5
Power Efficiency Solutions	435.2		410.9
Industrial Systems (1)	—		39.0
Consolidated	$1,496.1		$1,547.6

Gross Profit
Automation & Motion Control	$154.6	37.6%	$169.2	40.1%
Industrial Powertrain Solutions	280.4	43.2%	270.5	40.0%
Power Efficiency Solutions	129.7	29.8%	121.2	29.5%
Industrial Systems (1)	—	—%	10.1	25.9%
Consolidated	$564.7	37.7%	$571.0	36.9%

Operating Expenses
Automation & Motion Control	$124.2	30.2%	$127.4	30.2%
Industrial Powertrain Solutions	188.0	28.9%	180.7	26.8%
Power Efficiency Solutions	70.2	16.1%	76.1	18.5%
Industrial Systems (1)	—	—%	(7.1)	(18.2)%
Consolidated	$382.4	25.6%	$377.1	24.4%

Income from Operations
Automation & Motion Control	$30.4	7.4%	$41.8	9.9%
Industrial Powertrain Solutions	92.4	14.2%	89.8	13.3%
Power Efficiency Solutions	59.5	13.7%	45.1	11.0%
Industrial Systems (1)	—	—%	17.2	44.1%
Consolidated	$182.3	12.2%	$193.9	12.5%

Interest Expense	$85.3		$101.7
Interest Income	(5.1)		(5.0)
Other Expense, Net	0.9		0.3
Income before Taxes	101.2		96.9
Provision for Income Taxes	21.6		33.9
Net Income	79.6		63.0
Less: Net Income Attributable to Noncontrolling Interests	0.4		0.5
Net Income Attributable to Regal Rexnord Corporation	79.2		62.5
(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Net sales for the second quarter 2025 were $1,496.1 million, a decrease of $51.5 million, or 3.3%, compared to the second quarter of 2024. The decrease consisted of a negative impact from divestitures of 2.7% and an organic sales decline of 1.2%, partially offset by a positive foreign currency translation impact of 0.6%. The decrease from divestitures was primarily due to a reduction of $39.0 million from the divestiture of the industrial motors and generators business. The decrease in organic sales of $17.7 million was driven by a $30.1 million decrease within IPS and a $14.3 million decrease within AMC, partially offset by a $26.7 million increase within PES. Gross profit for the second quarter 2025 was $564.7 million, a decrease of $6.3 million or 1.1% compared to the second quarter 2024 primarily due to a $14.6 million decrease within AMC and a $10.1 million decrease from the divestiture of the industrial motors and generators business, partially offset by an increase of $9.9 million within IPS and an increase of $8.5 million within PES. Total operating expenses for the second quarter 2025 were $382.4 million, an increase of $5.3 million or 1.4% as compared to the second quarter 2024. Interest expense for the second quarter 2025 was $85.3 million, a decrease of $16.4 million or 16.1% as compared to the second quarter 2024, primarily driven by a reduction in outstanding debt.

AMC net sales for the second quarter 2025 were $411.1 million, a decrease of $11.1 million or 2.6% as compared to the second quarter 2024. The decrease consisted of an organic sales decline of 3.4%, partially offset by positive foreign currency translation of 0.8%. The decrease in organic sales reflects weakness in the medical end market, headwinds related to temporary challenges sourcing rare earth magnets, which impacted shipments of certain higher margin products in the defense and medical markets, and project timing in the data center market, partially offset by growth in the aerospace market. Gross profit for the second quarter of 2025 was $154.6 million, a decrease of $14.6 million or 8.6% as compared to the second quarter of 2024, driven by lower volume and sales mix. Total operating expenses for the second quarter of 2025 were $124.2 million, a decrease of $3.2 million, or 2.5% as compared to the second quarter of 2024, primarily driven by a $2.3 million gain on the sale of assets during the second quarter 2025.

IPS net sales for the second quarter 2025 were $649.8 million, a decrease of $25.7 million or 3.8% as compared to the second quarter 2024. The decrease consisted of an organic sales decline of 4.4%, partially offset by positive foreign currency translation of 0.6%. The $30.1 million decrease in organic sales primarily reflects large project timing in the metals and mining market. Gross profit for the second quarter of 2025 was $280.4 million, an increase of $9.9 million or 3.7% as compared to the second quarter of 2024, primarily driven by synergies along with lower depreciation and excess and obsolescence expense. Total operating expenses for the second quarter of 2025 were $188.0 million, an increase of $7.3 million, or 4.0% as compared to the second quarter of 2024.

PES net sales for the second quarter 2025 were $435.2 million, an increase of $24.3 million or 5.9% as compared to the second quarter 2024. The increase consisted of organic sales growth of 6.5% and positive foreign currency translation of 0.2%, partially offset by the impact from divestitures of 0.8%. The increase in organic sales reflects growth in the residential and commercial HVAC markets. Gross profit for the second quarter 2025 was $129.7 million, an increase of $8.5 million or 7.0% as compared to the second quarter 2024 driven by higher volume and lower restructuring and related expenses of $5.8 million. Total operating expenses for the second quarter of 2025 were $70.2 million, a decrease of $5.9 million, or 7.8% as compared to the second quarter of 2024.

The effective tax rate for the three months ended June 30, 2025 was 21.3% versus 35.0% for the three months ended June 30, 2024 due to the tax effects associated with the divestiture of the industrial motors and generators businesses during the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to June 30, 2024

	Six Months Ended
	June 30, 2025		June 30, 2024
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales:
Automation & Motion Control	$807.4		$822.4
Industrial Powertrain Solutions	1,262.5		1,318.9
Power Efficiency Solutions	844.3		796.2
Industrial Systems (1)	—		157.8
Consolidated	$2,914.2		$3,095.3

Gross Profit
Automation & Motion Control	$312.7	38.7%	$329.1	40.0%
Industrial Powertrain Solutions	537.9	42.6%	535.3	40.6%
Power Efficiency Solutions	241.7	28.6%	220.5	27.7%
Industrial Systems (1)	—	—%	39.2	24.8%
Consolidated	$1,092.3	37.5%	$1,124.1	36.3%

Operating Expenses
Automation & Motion Control	$247.2	30.6%	$247.1	30.0%
Industrial Powertrain Solutions	363.8	28.8%	363.4	27.6%
Power Efficiency Solutions	139.3	16.5%	146.9	18.5%
Industrial Systems (1)	—	—%	38.9	24.7%
Consolidated	$750.3	25.7%	$796.3	25.7%

Income from Operations
Automation & Motion Control	$65.5	8.1%	$82.0	10.0%
Industrial Powertrain Solutions	174.1	13.8%	171.9	13.0%
Power Efficiency Solutions	102.4	12.1%	73.6	9.2%
Industrial Systems (1)	—	—%	0.3	0.2%
Consolidated	$342.0	11.7%	$327.8	10.6%

Interest Expense	$175.5		$207.1
Interest Income	(9.3)		(8.1)
Other Expense, Net	1.6		0.6
Income before Taxes	174.2		128.2
Provision for Income Taxes	37.1		44.8
Net Income	137.1		83.4
Less: Net Income Attributable to Noncontrolling Interests	0.6		1.1
Net Income Attributable to Regal Rexnord Corporation	136.5		82.3
(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Net sales decreased $181.1 million or 5.9% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease consisted of a negative impact from divestitures of 5.3%, a negative foreign currency translation impact of 0.4% and an organic sales decline of 0.2%. The decrease from divestitures was primarily due to a reduction of $157.8 million from the divestiture of the industrial motors and generators business. The organic sales decline was due to lower organic sales of $51.9 million within IPS and $12.7 million within AMC,partially offset by an increase of $57.4 million within PES. Gross profit decreased $31.8 million, or 2.8%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven $39.2 million due to the divestiture of the industrial motors and generators business and a $16.4 million decrease within AMC, partially offset by an increase of $21.2 million within PES. Total operating expenses for the six months ended June 30, 2025 decreased $46.0 million or 5.8% as compared to the six months ended June 30, 2024, primarily driven by $38.9 million from the divestiture of the industrial motors and generators businesses and a $7.6 million decrease within PES. Interest expense for the six months ended June 30, 2025 was $175.5 million, a decrease of $31.6 million or 15.3% as compared to the six months ended June 30, 2024, primarily driven by a reduction in outstanding debt.

AMC net sales were $807.4 million, a decrease of $15.0 million, or 1.8%, as compared to the six months ended June 30, 2024. The decrease consisted of an organic sales decline of 1.5% and a negative foreign currency translation impact of 0.3%. The $12.7 million decrease in organic sales was primarily driven by headwinds related to temporary challenges sourcing rare earth magnets, which impacted shipments of certain higher margin products into the defense and medical markets, and project timing in the data center market, partially offset by growth in the aerospace and discrete automation markets. Gross profit decreased $16.4 million, or 5.0%, compared to the six months ended June 30, 2024, primarily driven by lower volume and sales mix. Total operating expenses for the six months ended June 30, 2025 are relatively consistent with the six months ended June 30, 2024.
IPS net sales for the six months ended June 30, 2025 were $1,262.5 million, a decrease of $56.4 million, or 4.3%, as compared to the six months ended June 30, 2024. The decrease consisted of an organic sales decline of 3.9% and a negative foreign currency translation impact of 0.4%. The $51.9 million decrease in organic sales was driven by large project timing in the metals and mining market and weakness in general industrial markets. Gross profit for the six months ended June 30, 2025 was relatively consistent with the six months ended June 30, 2024. Total operating expenses for the six months ended June 30, 2025 were relatively consistent with the six months ended June 30, 2024.
PES net sales for the six months ended June 30, 2025 were $844.3 million, an increase of $48.1 million, or 6.0%, as compared to the six months ended June 30, 2024. The increase consisted of an organic sales increase of 7.3%, partially offset by a negative impact from the divestiture of businesses of 0.9% and negative foreign currency translation impact of 0.4%. The $57.4 million increase in organic sales reflects growth in the residential and commercial HVAC markets. Gross profit increased $21.2 million, or 9.6%, as compared to the six months ended June 30, 2024, primarily driven by higher volume and lower restructuring and related expenses of $12.5 million. Total operating expenses for the six months ended June 30, 2025 decreased $7.6 million, or 5.2%, as compared to the six months ended June 30, 2024.
The effective tax rate for the six months ended June 30, 2025 was 21.3% versus 34.9% for the six months ended June 30, 2024 due to the tax effects associated with the divestiture of the industrial motors and generators businesses during the six months ended June 30, 2024.

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

	Automation & Motion Control	Industrial Powertrain Solutions	Power and Efficiency Solutions	Industrial Systems	Total Regal Rexnord
Net Sales Three Months Ended Jun 30, 2025	$411.1	$649.8	$435.2	$—	$1,496.1
Impact from Foreign Currency Exchange Rates	(3.2)	(4.4)	(1.0)	—	(8.6)
Organic Sales Three Months Ended Jun 30, 2025	$407.9	$645.4	$434.2	$—	$1,487.5

Net Sales Three Months Ended Jun 30, 2024	$422.2	$675.5	$410.9	$39.0	$1,547.6
Net Sales from Businesses Divested	—	—	(3.4)	(39.0)	(42.4)
Adjusted Net Sales Three Months Ended Jun 30, 2024	$422.2	$675.5	$407.5	$—	$1,505.2

Three Months Ended Jun 30, 2025 Net Sales Growth %	(2.6)%	(3.8)%	5.9%	(100.0)%	(3.3)%
Three Months Ended Jun 30, 2025 Foreign Currency Impact %	0.8%	0.6%	0.2%	—%	0.6%
Three Months Ended Jun 30, 2025 Divestitures %	—%	—%	(0.8)%	(100.0)%	(2.7)%
Three Months Ended Jun 30, 2025 Organic Sales Growth %	(3.4)%	(4.4)%	6.5%	—%	(1.2)%

	Automation & Motion Control	Industrial Powertrain Solutions	Power and Efficiency Solutions	Industrial Systems	Total Regal Rexnord
Net Sales Six Months Ended Jun 30, 2025	$807.4	$1,262.5	$844.3	$—	$2,914.2
Impact from Foreign Currency Exchange Rates	2.3	4.5	2.4	—	9.2
Organic Sales Six Months Ended Jun 30, 2025	$809.7	$1,267.0	$846.7	$—	$2,923.4

Net Sales Six Months Ended Jun 30, 2024	$822.4	$1,318.9	$796.2	$157.8	$3,095.3
Net Sales from Businesses Divested	—	—	(6.9)	(157.8)	(164.7)
Adjusted Net Sales Six Months Ended Jun 30, 2024	$822.4	$1,318.9	$789.3	$—	$2,930.6

Six Months Ended Jun 30, 2025 Net Sales Growth %	(1.8)%	(4.3)%	6.0%	(100.0)%	(5.9)%
Six Months Ended Jun 30, 2025 Foreign Currency Impact %	(0.3)%	(0.4)%	(0.4)%	—%	(0.4)%
Six Months Ended Jun 30, 2025 Divestitures %	—%	—%	(0.9)%	(100.0)%	(5.3)%
Six Months Ended Jun 30, 2025 Organic Sales Growth %	(1.5)%	(3.9)%	7.3%	—%	(0.2)%

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

Cash flow provided by operating activities was $625.5 million for the six months ended June 30, 2025, a $384.1 million increase from the six months ended June 30, 2024. This increase was primarily driven by cash proceeds from the sale of receivables under the Securitization Facility coupled with additional income generated in 2025. See Note 7 - Receivables Securitization for additional considerations regarding the Securitization Facility.

Our working capital was $1,258.7 million as of June 30, 2025, compared to $1,535.6 million as of December 31, 2024, a decrease of $276.9 million primarily due to the sale of receivables under the Securitization Facility.

Cash flow used in investing activities was $29.2 million for the six months ended June 30, 2025 as compared to cash flow provided by investing activities of $325.2 million for the six months ended June 30, 2024. The decrease was primarily driven by proceeds received from the sale of the industrial motors and generators businesses in 2024.

In 2025, we anticipate capital spending for property, plant and equipment to be approximately $120 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2025. We anticipate funding remaining 2025 capital spending with operating cash flows.

Cash flow used in financing activities was $686.2 million for the six months ended June 30, 2025, compared to $672.5 million used in financing activities for the six months ended June 30, 2024. We made net debt repayments of $633.9 million during the six months ended June 30, 2025, compared to net debt repayments of $618.4 million during the six months ended June 30, 2024. The net debt repayments in the current year primarily reflected payments of $615.0 million on the Term Facility and $17.0 million of net payments made on the Multicurrency Revolving Facility during the six months ended June 30, 2025. The net debt payments in the prior year primarily resulted from payments of $187.5 million on the Term Facility, $356.8 million on the Land Term Facility (an unsecured term loan facility fully repaid as of December 31, 2024 under which the Company's subsidiary Land Newco, Inc. was the sole borrower), and $72.1 million net repayments made on the Multicurrency Revolving

Facility during the six months ended June 30, 2024. There were $46.6 million of dividends paid for the six months ended June 30, 2025 and June 30, 2024.

The following table presents selected financial information and statistics as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$320.1	$393.5
Trade Receivables, Net	549.9	842.8
Inventories	1,348.3	1,227.5
Accounts Payable	615.5	542.8
Working Capital (Current Assets less Current Liabilities)	1,258.7	1,535.6
Current Ratio	2.0:1	2.3:1

As of June 30, 2025, $311.7 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of June 30, 2025, we have repatriated $357.8 million of foreign cash in 2025 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2025.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

As of June 30, 2025, the Company has $1,100.0 million of 2026 Senior Notes which are scheduled to mature on February 16, 2026. The Company may refinance the 2026 Senior Notes with a long-term financing arrangement or may use its availability under its Multicurrency Revolving Facility and cash generated from operations to repay all or a portion of the 2026 Senior Notes. The Company has adequate liquidity under its Multicurrency Revolving Facility maturing on March 28, 2027 to refinance the 2026 Senior Notes on a long-term basis and accordingly, the Company continues to classify the debt as non-current in the Condensed Consolidated Balance Sheet as of June 30, 2025.

As of June 30, 2025, the Company had $50.0 million of borrowings under the Term Facility and $23.0 million of borrowings under the Multicurrency Revolving Facility, along with $1,547.0 million of available borrowing capacity. On June 30, 2025, the Company prepaid $420 million of principal outstanding under the Term Facility with proceeds from the Securitization Facility, which was entered on June 30, 2025. The SPE received proceeds of $368.5 million for the Sold Receivables. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time.

See Note 7 - Receivables Securitization and Note 8 - Debt and Bank Credit Facilities of the Notes to the Condensed Consolidated Financial Statements for more information.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Total Current Assets	841.6	1,132.2
Goodwill	4,220.9	4,220.9
Intangible Assets, Net of Amortization	2,077.2	2,178.3
Other Noncurrent Assets	920.4	863.3
Total Noncurrent Assets	7,218.5	7,262.5
Total Current Liabilities	697.4	658.0
Long-Term Debt	4,824.2	5,428.0
Other Noncurrent Liabilities	3,640.9	3,682.5
Total Noncurrent Liabilities	8,465.1	9,110.5
Due from Non-Guarantor Subsidiaries	440.6	398.5
Due to Non-Guarantor Subsidiaries	3,107.9	3,114.0

The following table sets forth summarized income statement information of the Obligor Group for the six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Net Sales	1,629.4	1,682.9
Gross Profit	642.5	646.4
Income from Operations	143.6	143.4
Interest Expense	220.8	243.9
Net Loss	(72.9)	(98.3)
Net Loss Attributable to Regal Rexnord Corporation	(72.9)	(98.3)
Net Sales to Non-Guarantor Subsidiaries	118.1	130.8
Interest Expense Due to Non-Guarantors	54.7	39.2

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of June 30, 2025, excluding the impact of interest rate swaps, we had $4,817.5 million of fixed rate debt and $73.0 million of variable rate debt. Interest rate swaps have been utilized to manage interest rate risk associated with the Company's floating rate borrowings.

Our variable rate debt exposes us to fluctuations in required interest payments due to changes in interest rates. A hypothetical 10% change in our weighted average borrowing rate on outstanding variable rate debt as of June 30, 2025 would result in a $0.3 million change in after-tax annualized earnings. We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction to interest expense via the effective interest rate method through June 2025 when the related Term Facility was repaid. We entered into two additional forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. Upon inception, the swaps were designated as cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI. These swaps were terminated on June 30, 2025 in connection the repayment of the related Term Facility, resulting in cash proceeds and recognized gain of $3.1 million. The gain is recorded in Interest expense, net on the Condensed Consolidated Statement of Income.
As of December 31, 2024, an interest rate swap asset of $5.5 million was included in Other Noncurrent Assets. There was an unrealized gain of $6.4 million, net of tax, (a $2.2 million gain on the terminated swaps and a $4.2 million gain on the active swaps) as of December 31, 2024 that was recorded in AOCI for the effective portion of the hedges.

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

As of June 30, 2025, derivative currency assets (liabilities) of $10.4 million, $0.1 million and $(5.8) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively. As of December 31, 2024, derivative currency assets (liabilities) of $1.0 million and $(13.6) million are recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively. The unrealized gain of $1.4 million net of tax and unrealized loss of $5.7 million net of tax, on the effective portions of the hedges, as of June 30, 2025 and December 31, 2024 respectively, were recorded in AOCI. As of June 30, 2025 and December 31, 2024, we had $1.0 million and $2.5 million, respectively, net of tax, currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2025:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Euro	$776.0	$6.9	$77.6	$(77.6)
Mexican Peso	296.8	0.5	29.7	(29.7)
Chinese Renminbi	378.3	(3.7)	37.8	(37.8)
Indian Rupee	30.6	0.6	3.1	(3.1)
Canadian Dollar	145.4	0.3	14.5	(14.5)
Australian Dollar	25.8	0.1	2.6	(2.6)
British Pound	16.8	0.1	1.7	(1.7)
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

Derivative commodity assets (liabilities) of $3.0 million and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively, as of June 30, 2025. Derivative commodity assets (liabilities) of $0.1 million and $(4.4) million were recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively as of December 31, 2024. The unrealized gain on the effective portion of the hedges of $2.1 million net of tax and the unrealized loss on the effective portion of the hedges of $3.2 million net of tax, as of June 30, 2025 and December 31, 2024, respectively, was recorded in AOCI. As of June 30, 2025, we had $0.1 million, net of tax, derivative commodity gains on closed hedge instruments. As of December 31, 2024, we had $0.5 million, net of tax, derivative commodity losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2025:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$38.0	$2.7	$3.8	$(3.8)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $2.6 million of gains as of June 30, 2025 which includes $2.5 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference. See also Note 13 - Contingencies for more information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2025, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The new authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock remaining available to be purchased as of June 30, 2025 is $145.0 million.

ITEM 5. OTHER INFORMATION

During our last quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective July 24, 2024. [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Form 8-K, filed on July 30, 2024]

3.2	Amended and Restated Bylaws of Regal Rexnord Corporation, effective July 22, 2025. [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Form 8-K filed on July 25, 2025]

22	List of Guarantor Subsidiaries of Guaranteed Securities.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL REXNORD CORPORATION (Registrant)

/s/ Robert J. Rehard
Robert J. Rehard Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2025

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: August 6, 2025