Form 10-Q
period 2025-09-30
REGAL REXNORD CORP
filed 2025-10-30
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2025 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On October 27, 2025 the registrant had outstanding 66,389,673 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

All statements in this report, other than those relating to historical facts, are “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “aim,” “seek,” “target,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “predict,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about future financial and operating results, future strategic plans and objectives, future operational, capital or financing activities, and expected market or macroeconomic trends. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

•the possibility that Regal Rexnord Corporation (the "Company") may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the sale of the Industrial Motors and Generators businesses in 2024, the acquisition of Altra Industrial Motion Corp. in 2023 (the “Altra Transaction”), and the merger with the Rexnord Process & Motion Control business in 2021 (the “Rexnord PMC business”) within the expected time-frames or at all and to successfully integrate Altra Industrial Motion Corp. (“Altra”) and the Rexnord PMC business;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Sales	$1,497.0	$1,477.4	$4,411.2	$4,572.7
Cost of Sales	942.8	921.1	2,764.7	2,892.3
Gross Profit	554.2	556.3	1,646.5	1,680.4
Operating Expenses	379.8	382.2	1,130.2	1,174.2
Loss on Sale of Businesses	—	—	—	4.3
Total Operating Expenses	379.8	382.2	1,130.2	1,178.5
Income from Operations	174.4	174.1	516.3	501.9
Interest Expense	87.0	98.0	262.5	305.1
Interest Income	(5.3)	(5.1)	(14.6)	(13.2)
Other Expense (Income), Net	0.8	(0.2)	2.4	0.4
Income before Taxes	91.9	81.4	266.0	209.6
Provision for Income Taxes	11.9	8.4	49.0	53.2
Net Income	80.0	73.0	217.0	156.4
Less: Net Income Attributable to Noncontrolling Interests	0.4	0.3	1.1	1.4
Net Income Attributable to Regal Rexnord Corporation	$79.6	$72.7	$215.9	$155.0
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.20	$1.09	$3.26	$2.33
Assuming Dilution	$1.20	$1.09	$3.25	$2.32
Weighted Average Number of Shares Outstanding:
Basic	66.4	66.4	66.3	66.4
Assuming Dilution	66.6	66.7	66.5	66.8

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$80.0	$73.0	$217.0	$156.4
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(3.5)	124.7	326.1	(18.8)
Reclassification of Foreign Currency Translation Losses to Earnings (see Note 3 - Divestitures)	—	—	—	121.3
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities, Net of Tax Effects of $0.5 million and $(2.6) million for the Three Months Ended September 30, 2025 and September 30, 2024 and $3.3 million and $(2.8) million for the Nine Months Ended September 30, 2025 and September 30, 2024, respectively	1.7	(8.3)	10.5	(9.0)
Reclassification of Losses (Gains) included in Net Income, Net of Tax Effects of $0.4 million and $(1.7) million for the Three Months Ended September 30, 2025 and September 30, 2024 and $0.2 million and $(5.5) million for the Nine Months Ended September 30, 2025 and September 30, 2024, respectively	1.2	(5.5)	0.5	(17.5)
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss, Net of Tax Effects of zero and zero for the Three Months Ended September 30, 2025 and September 30, 2024 and $(0.3) million and $(0.1) million for the Nine Months Ended September 30, 2025 and September 30, 2024, respectively	—	—	(1.0)	(0.4)
Reclassification Adjustments for Pension and Post Retirement Benefits included in Net Income, Net of Tax Effects of zero and $0.1 million for the Three Months Ended September 30, 2025 and September 30, 2024 and $(0.1) million and $0.1 million for the Nine Months Ended September 30, 2025 and September 30, 2024, respectively	(0.2)	0.1	(0.5)	0.4
Other Comprehensive Income (Loss)	(0.8)	111.0	335.6	76.0
Comprehensive Income (Loss)	79.2	184.0	552.6	232.4
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	0.5	0.7	1.4	1.1
Comprehensive Income (Loss) Attributable to Regal Rexnord Corporation	$78.7	$183.3	$551.2	$231.3

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$400.0	$393.5
Trade Receivables, Less Allowances of $15.2 million and $29.9 million in 2025 and 2024, Respectively	508.0	842.8
Inventories	1,366.3	1,227.5
Prepaid Expenses and Other Current Assets	320.0	287.5
Total Current Assets	2,594.3	2,751.3
Net Property, Plant and Equipment	925.9	921.0
Operating Lease Assets	139.6	141.3
Goodwill	6,605.2	6,458.9
Intangible Assets, Net of Amortization	3,502.6	3,664.5
Deferred Income Tax Benefits	37.7	30.0
Other Noncurrent Assets	68.8	66.7
Total Assets	$13,874.1	$14,033.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$597.6	$542.8
Dividends Payable	23.2	23.2
Accrued Compensation and Benefits	196.8	191.3
Accrued Interest	90.2	84.0
Other Accrued Expenses	315.6	333.8
Current Operating Lease Liabilities	37.6	35.6
Current Maturities of Long-Term Debt	5.4	5.0
Total Current Liabilities	1,266.4	1,215.7
Long-Term Debt	4,780.0	5,452.7
Deferred Income Taxes	774.6	815.5
Pension and Other Post Retirement Benefits	110.5	109.5
Noncurrent Operating Lease Liabilities	108.8	114.1
Other Noncurrent Liabilities	61.5	59.0
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 par value, 150.0 million Shares Authorized, 66.4 million and 66.3 million Shares Issued and Outstanding for September 30, 2025 and December 31, 2024, Respectively	0.7	0.7
Additional Paid-In Capital	4,680.2	4,658.0
Retained Earnings	2,190.0	2,043.8
Accumulated Other Comprehensive Loss	(107.4)	(442.7)
Total Regal Rexnord Corporation Shareholders' Equity	6,763.5	6,259.8
Noncontrolling Interests	8.8	7.4
Total Equity	6,772.3	6,267.2
Total Liabilities and Equity	$13,874.1	$14,033.7
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
June 30, 2025	$0.7	$4,671.7	$2,133.7	$(106.5)	$8.3	$6,707.9
Net Income	—	—	79.6	—	0.4	80.0
Other Comprehensive Income	—	—	—	(0.9)	0.1	(0.8)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(0.9)	—	—	—	(0.9)
Share-Based Compensation	—	9.4	—	—	—	9.4
September 30, 2025	$0.7	$4,680.2	$2,190.0	$(107.4)	$8.8	$6,772.3

June 30, 2024	$0.7	$4,656.4	$2,015.5	$(316.7)	$12.0	$6,367.9
Net Income	—	—	72.7	—	0.3	73.0
Other Comprehensive Income	—	—	—	110.6	0.4	111.0
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(1.1)	—	—	—	(1.1)
Share-Based Compensation	—	8.3	—	—	—	8.3
Repurchase of Common Stock	—	(11.6)	(38.4)	—	—	(50.0)
September 30, 2024	$0.7	$4,652.0	$2,026.5	$(206.1)	$12.7	$6,485.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	215.9	—	1.1	217.0
Other Comprehensive Income	—	—	—	335.3	0.3	335.6
Dividends Declared ($1.05 Per Share)	—	—	(69.7)	—	—	(69.7)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(6.9)	—	—	—	(6.9)
Share-Based Compensation	—	29.1	—	—	—	29.1
September 30, 2025	$0.7	$4,680.2	$2,190.0	$(107.4)	$8.8	$6,772.3

December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	155.0	—	1.4	156.4
Other Comprehensive Loss	—	—	—	(45.0)	(0.3)	(45.3)
Dividends Declared ($1.05 Per Share)	—	—	(69.9)	—	—	(69.9)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(9.5)	—	—	—	(9.5)
Share-Based Compensation	—	26.9	—	—	—	26.9
Repurchase of Common Stock	—	(11.6)	(38.4)	—	—	(50.0)
Businesses Divested	—	—	—	121.3	(9.2)	112.1
September 30, 2024	$0.7	$4,652.0	$2,026.5	$(206.1)	$12.7	$6,485.8

See Accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$217.0	$156.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	117.5	122.6
Amortization	259.5	260.0
Noncash Lease Expense	32.5	33.0
Share-Based Compensation Expense	29.1	26.9
Financing Fee Expense	10.4	9.4
Loss on Sale of Businesses	—	4.3
Gain on Sale of Assets	(6.2)	—
Benefit from Deferred Income Taxes	(73.2)	(89.0)
Other Non-Cash Changes	4.3	8.0
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	359.3	27.3
Inventories	(107.4)	(54.3)
Accounts Payable	38.7	0.7
Other Assets and Liabilities	(58.5)	(109.1)
Net Cash Provided by Operating Activities	823.0	396.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(70.5)	(80.2)
Proceeds Received from Sales of Property, Plant and Equipment	15.4	1.3
Proceeds Received from Sale of Businesses, Net of Cash Transferred	3.0	374.8
Net Cash (Used in) Provided by Investing Activities	(52.1)	295.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,143.3	1,316.2
Repayments Under Revolving Credit Facility	(1,183.3)	(1,380.5)
Repayments of Long-Term Borrowings	(668.4)	(668.4)
Dividends Paid to Shareholders	(69.7)	(69.9)
Shares Surrendered for Taxes	(8.0)	(12.4)
Proceeds from the Exercise of Stock Options	1.6	4.1
Repurchase of Common Stock	—	(50.0)
Net Cash Used in Financing Activities	(784.5)	(860.9)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	20.1	(6.1)
Net Increase (Decrease) in Cash and Cash Equivalents	6.5	(174.9)
Cash and Cash Equivalents at Beginning of Period	393.5	635.3
Cash and Cash Equivalents at End of Period	$400.0	$460.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$232.0	$284.7
Income taxes	$128.5	$128.9
Noncash Transaction:
Right-of-use asset recognized during the period in exchange for finance lease obligation	$23.5	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2024, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and September 30, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025.
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

The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$268.0	$448.0	$341.8	$1,057.8
Asia	24.3	40.4	43.5	108.2
Europe	93.7	125.2	32.9	251.8
Rest-of-World	16.0	48.7	14.5	79.2
Total	$402.0	$662.3	$432.7	$1,497.0

	Three Months Ended
September 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$269.2	$431.5	$338.7	$1,039.4
Asia	22.7	39.3	41.8	103.8
Europe	88.0	120.8	32.6	241.4
Rest-of-World	21.7	52.6	18.5	92.8
Total	$401.6	$644.2	$431.6	$1,477.4

	Nine Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$799.7	$1,295.1	$1,012.6	$3,107.4
Asia	78.6	118.7	123.8	321.1
Europe	276.1	371.5	102.7	750.3
Rest-of-World	55.0	139.5	37.9	232.4
Total	$1,209.4	$1,924.8	$1,277.0	$4,411.2

	Nine Months Ended
September 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems (1)	Total
North America	$816.9	$1,306.7	$950.2	$79.4	$3,153.2
Asia	67.9	133.2	124.6	44.3	370.0
Europe	279.9	367.9	102.4	17.6	767.8
Rest-of-World	59.3	155.3	50.6	16.5	281.7
Total	$1,224.0	$1,963.1	$1,227.8	$157.8	$4,572.7
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

Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	September 30, 2025	December 31, 2024
Raw Material and Work in Process	64.5%	67.8%
Finished Goods and Purchased Parts	35.5%	32.2%

Inventories are stated at the lower of cost or net realizable value, using the FIFO cost method. Material, labor and factory overhead costs are included in the inventories.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	September 30, 2025	December 31, 2024
Land and Improvements		$134.6	$134.5
Buildings and Improvements	3 - 50	431.4	387.2
Machinery and Equipment	3 - 15	1,257.7	1,189.8
Property, Plant and Equipment		1,823.7	1,711.5
Less: Accumulated Depreciation		(897.8)	(790.5)
Net Property, Plant and Equipment		$925.9	$921.0

As of September 30, 2025 and December 31, 2024, $66.3 million and $44.7 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program
The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $48.3 million and $41.0 million as of September 30, 2025 and December 31, 2024, respectively.

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
The following tables present changes in AOCI by component for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
September 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$2.6	$(22.8)	$(86.3)	$(106.5)
Other Comprehensive Income (Loss) before Reclassifications	2.2	—	(3.6)	(1.4)
Tax Impact	(0.5)	—	—	(0.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1.6	(0.2)	—	1.4
Tax Impact	(0.4)	—	—	(0.4)
Net Current Period Other Comprehensive Income (Loss)	2.9	(0.2)	(3.6)	(0.9)
Ending Balance	$5.5	$(23.0)	$(89.9)	$(107.4)

September 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$16.1	$(25.1)	$(307.7)	$(316.7)
Other Comprehensive Income (Loss) before Reclassifications	(10.9)	—	124.3	113.4
Tax Impact	2.6	—	—	2.6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(7.2)	0.2	—	(7.0)
Tax Impact	1.7	(0.1)	—	1.6
Net Current Period Other Comprehensive Income (Loss)	(13.8)	0.1	124.3	110.6
Ending Balance	$2.3	$(25.0)	$(183.4)	$(206.1)

	Nine Months Ended
September 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	13.8	(1.3)	325.8	338.3
Tax Impact	(3.3)	0.3	—	(3.0)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	0.7	(0.6)	—	0.1
Tax Impact	(0.2)	0.1	—	(0.1)
Net Current Period Other Comprehensive Income (Loss)	11.0	(1.5)	325.8	335.3
Ending Balance	$5.5	$(23.0)	$(89.9)	$(107.4)

September 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Income (Loss) before Reclassifications	(11.8)	(0.5)	(18.5)	(30.8)
Tax Impact	2.8	0.1	—	2.9
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(23.0)	0.5	121.3	98.8
Tax Impact	5.5	(0.1)	—	5.4
Net Current Period Other Comprehensive Income (Loss)	(26.5)	—	102.8	76.3
Ending Balance	$2.3	$(25.0)	$(183.4)	$(206.1)

The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 14 - Derivative Financial Instruments.

The reclassification amounts for pension and post-retirement benefit adjustments in the tables above are part of net periodic benefit costs recorded in Other Expense (Income), Net (see also Note 9 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the nine months ended September 30, 2025:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Balance as of December 31, 2024	$2,012.5	$3,697.2	$749.2	$6,458.9
Translation Adjustments	62.9	76.0	7.4	146.3
Balance as of September 30, 2025	$2,075.4	$3,773.2	$756.6	$6,605.2
Cumulative Goodwill Impairment Charges	$5.1	$18.1	$200.4	$223.6

Intangible Assets
Intangible assets consist of the following:

		September 30, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,990.1	$1,125.2	$2,864.9	$3,892.8	$915.1	$2,977.7
Technology	13	300.2	126.0	174.2	293.0	109.0	184.0
Trademarks	10	718.3	254.8	463.5	692.3	189.4	502.9
Total Intangibles		$5,008.6	$1,506.0	$3,502.6	$4,878.1	$1,213.5	$3,664.6

Amortization expense recorded for the three and nine months ended September 30, 2025 was $87.3 million and $259.5 million, respectively. Amortization expense recorded for the three and nine months ended September 30, 2024 was $86.8 million and $260.0 million, respectively.
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
The following sets forth certain financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2025 and September 30, 2024:

Segment Information
	Three Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$404.6	$665.8	$433.3	$(6.7)	$1,497.0
Intersegment Sales	2.6	3.5	0.6	(6.7)	—
Net Sales(1)	402.0	662.3	432.7	—	1,497.0
Adjusted Cost of Sales(2)	258.6	388.3	300.5		947.4
Adjusted Engineering, Selling and Administration Expenses(3)	93.2	136.0	67.1		296.3
Other Segment Items(4)	27.5	51.9	(0.5)		78.9
Income from Operations	22.7	86.1	65.6		174.4
Interest Expense					87.0
Interest Income					(5.3)
Other Expense, Net					0.8
Income before Taxes					91.9
Other Supplemental Disclosures
Amortization	34.6	51.1	1.6		87.3
Depreciation	14.8	17.9	9.2		41.9
Capital Expenditures	7.4	10.0	6.1		23.5

Segment Information
	Three Months Ended
September 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
Total Sales	$406.2	$646.2	$432.1	$—	$(7.1)	$1,477.4
Intersegment Sales	4.6	2.0	0.5	—	(7.1)	—
Net Sales(1)	401.6	644.2	431.6	—	—	1,477.4
Adjusted Cost of Sales(2)	252.1	377.3	299.8	0.2		929.4
Adjusted Engineering, Selling and Administration Expenses(3)	89.6	123.7	69.9	1.0		284.2
Other Segment Items(4)	28.9	58.7	3.3	(1.2)		89.7
Income from Operations	31.0	84.5	58.6	—		174.1
Interest Expense						98.0
Interest Income						(5.1)
Other Income, Net						(0.2)
Income before Taxes						81.4
Other Supplemental Disclosures
Amortization	33.9	50.9	2.0	—		86.8
Depreciation	12.3	18.9	9.4	—		40.6
Capital Expenditures	7.6	13.7	8.0	—		29.3

Segment Information
	Nine Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
Total Sales	$1,218.9	$1,935.8	$1,278.1	$—	$(21.6)	$4,411.2
Intersegment Sales	9.5	11.0	1.1	—	(21.6)	—
Net Sales(1)	1,209.4	1,924.8	1,277.0	—	—	4,411.2
Adjusted Cost of Sales(2)	766.8	1,112.4	901.8	—		2,781.0
Adjusted Engineering, Selling and Administration Expenses(3)	273.7	390.5	202.0	—		866.2
Other Segment Items(4)	80.7	161.7	5.3	—		247.7
Income from Operations	88.2	260.2	167.9	—		516.3
Interest Expense						262.5
Interest Income						(14.6)
Other Expense, Net						2.4
Income before Taxes						266.0
Other Supplemental Disclosures
Amortization	103.0	151.6	4.9	—		259.5
Depreciation	37.4	53.2	26.9	—		117.5
Capital Expenditures	23.7	32.3	14.5	—		70.5

Segment Information
	Nine Months Ended
September 30, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
Total Sales	$1,237.5	$1,969.8	$1,234.0	$158.3	$(26.9)	$4,572.7
Intersegment Sales	13.5	6.7	6.2	0.5	(26.9)	—
Net Sales(1)	1,224.0	1,963.1	1,227.8	157.8	—	4,572.7
Adjusted Cost of Sales(2)	762.1	1,165.6	874.6	120.1		2,922.4
Adjusted Engineering, Selling and Administration Expenses(3)	261.6	370.6	208.5	30.2		870.9
Other Segment Items(4)	87.3	170.5	12.5	7.2		277.5
Income from Operations	113.0	256.4	132.2	0.3		501.9
Interest Expense						305.1
Interest Income						(13.2)
Other Expense, Net						0.4
Income before Taxes						209.6
Other Supplemental Disclosures
Amortization	102.5	151.1	6.2	0.2		260.0
Depreciation	35.2	59.6	27.4	0.4		122.6
Capital Expenditures	20.0	36.8	19.1	4.3		80.2
Other significant noncash items:
Loss on Sale of Businesses	—	—	—	4.3		4.3

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

The following table presents identifiable assets information attributable to the Company's operating segments as of September 30, 2025 and December 31, 2024:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of September 30, 2025	$4,516.8	$7,487.2	$1,870.1	$13,874.1
Identifiable Assets as of December 31, 2024	4,642.4	7,528.8	1,862.5	14,033.7

7. RECEIVABLES SECURITIZATION

On June 30, 2025, Regal Rexnord Receivables Finance LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of the Company (“SPE”), entered into a one-year $400 million accounts receivable securitization facility (the “Securitization Facility”) with PNC Bank National Association, Wells Fargo Bank, N.A., and Truist Bank (the “Purchasers”). The Securitization Facility can be renewed each year for another year with agreement between the SPE and the Purchasers. Under the Securitization Facility, certain US subsidiaries of the Company (the “Originators”) transfer their accounts receivable (the “Receivables”) to the SPE, who in turn sells certain of the Receivables (the “Sold Receivables”) to the Purchasers. The Originators will service the Receivables on behalf of the Purchasers but have no continuing involvement with the Sold Receivables.

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

As of September 30, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the Securitization Facility and derecognized from the Condensed Consolidated Balance Sheet was $398.3 million. This resulted in cash received of $398.3 million, which is reflected in Net Cash Provided by Operating Activities in the Condensed Consolidated Statement of Cash Flows. For the three and nine months ended September 30, 2025, the Company sold accounts receivable of $668.0 million and $1,036.5 million, respectively, to the Purchasers under the Securitization Facility. Cash collections for the three and nine months ended September 30, 2025 on receivables sold to the Purchasers were $638.2 million. As of September 30, 2025 unsold accounts receivable of $66.2 million were pledged by the SPE as collateral to the Purchasers.

The Company incurred charges of $5.0 million associated with the Securitization Facility for the three and nine months ended September 30, 2025, which were reflected in Operating Expenses in the Condensed Consolidated Statement of Income.

8. DEBT AND BANK CREDIT FACILITIES

The following table presents the Company’s indebtedness as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Senior Notes	4,700.0	4,700.0
Term Facility	—	665.0
Multicurrency Revolving Facility	—	40.0
Altra Notes	18.1	18.1
Finance Leases	92.9	70.1
Other	7.3	6.6
Less: Debt Issuance Costs	(32.9)	(42.1)
Total	4,785.4	5,457.7
Less: Current Maturities	5.4	5.0
Long-Term Debt	4,780.0	5,452.7
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

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (see also Note 15 - Fair Value), the approximate fair value of the Senior Notes was $4,906.4 million and $4,795.2 million as of September 30, 2025 and December 31, 2024, respectively, compared to a carrying value of $4,700.0 million as of September 30, 2025 and December 31, 2024. The Company believes that the fair value of all other debt instruments approximates their carrying value.

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

The Term Facility requires quarterly amortization at 5.0% per annum, unless previously prepaid. Per the terms of the Credit Agreement, prepayments can be made without penalty and are applied to the next payment due. On June 30, 2025, the Company prepaid $420.0 million of principal outstanding under the Term Facility with proceeds from the Securitization Facility (see Note 7 – Receivables Securitization). On July 31, 2025, the Company paid the remaining $50.0 million balance under the Term Facility. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin.

As of September 30, 2025, the Company had no standby letters of credit issued under the Multicurrency Revolving Facility, and $1,570.0 million of available borrowing capacity. For the three months ended September 30, 2025 and September 30, 2024 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $72.8 million and $70.8 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024 under the Multicurrency Revolving Facility, the average daily balance in borrowings was $84.7 million and $78.9 million, respectively. The Company paid a non-use fee of 0.25% as of September 30, 2025 on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on the Term Facility and Multicurrency Revolving Facility are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Term Facility	6.2%	7.2%	6.2%	7.2%
Multicurrency Revolving Facility	5.7%	7.2%	6.0%	7.2%

Altra Notes

On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due 2026 (the “Altra Notes”).

The Altra Notes will mature on October 1, 2026. The Altra Notes may be redeemed at the option of the Company on or after October 1, 2023. The Altra Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.

Finance Leases

The weighted average discount rate associated with the Company's finance leases was 6.9% as of September 30, 2025 and 5.2% as of September 30, 2024.

Compliance with Financial Covenants

The Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of September 30, 2025.

9. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service Cost	0.7	0.6	2.1	1.6
Interest Cost	5.5	5.3	16.5	16.1
Expected Return on Plan Assets	(4.6)	(5.0)	(13.8)	(15.0)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.1)	0.2	(0.3)	0.5
Special Termination Benefits	—	—	—	0.2
Net Periodic Benefit Expense	$1.5	$1.1	$4.5	$3.4

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense (Income), Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended September 30, 2025 and September 30, 2024, the Company contributed $6.5 million and $10.5 million, respectively, to post retirement plans. For the nine months ended September 30, 2025 and September 30, 2024, the Company contributed $13.6 million and $14.1 million, respectively. The Company expects to make total contributions of $14.7 million in 2025. The Company contributed a total of $16.6 million in 2024.
For the three months ended September 30, 2025 and September 30, 2024, the Company contributed $6.2 million and $11.0 million, respectively, to defined contribution plans. For the nine months ended September 30, 2025 and September 30, 2024, the Company contributed $19.0 million and $33.4 million, respectively.

10. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Performance share unit awards ("PSUs") consist of shares or the rights to shares of the Company's stock which are awarded to associates of the Company. For the nine months ended September 30, 2025, the Company issued 106,264 Performance Share Units ("2025 PSUs"), which have a performance period of three years, vest three years from the grant date and are issued at a performance target of 100%. These shares are payable upon the determination that the Company achieved certain established performance targets. The 2025 PSUs include three performance criteria that are equally weighted: Total Shareholder Return (returns relative to the S&P 900 Industrials peer group), Return on Invested Capital, and Synergy Achievement. The targeted payout for each performance target can range from 0% to 200%. The 2025 PSUs also include a revenue multiplier, which allows for up to 300% total payout based on the Company's revenue growth over a three-year period from 2025 through 2027. PSUs issued in 2024 and 2023 had a performance criteria based on Total Shareholder Return. The portion of PSUs with a performance criteria using Total Shareholder Return are valued using a Monte Carlo simulation method as of the grant date since it contains a market condition. The portion of PSUs with performance criteria based on Return on Invested Capital and Synergy Achievement are valued using the closing market price of the Company's stock as of the grant date. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The Company recognized approximately $9.4 million and $8.3 million in share-based compensation expense for the three months ended September 30, 2025 and September 30, 2024, respectively, and approximately $29.1 million and $26.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.9 million and $1.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $3.5 million and $4.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the nine months ended September 30, 2025, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted Stock Units	208,707	$133.71
Performance Share Units	106,264	$139.54

11. INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 was 12.9% versus 10.3% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was higher due to discrete tax benefits in 2024 associated with a reduction in withholding taxes, partially offset by discrete tax benefits in 2025 associated with a tax rate reduction in Germany. The effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 18.4% and 25.4%, respectively. The effective tax rate for the nine months ended September 30, 2025 was lower than the same period in 2024 primarily due to the tax effects associated with the divestiture of the industrial motors and generators businesses in 2024 and discrete tax benefits in 2025 associated with a tax rate reduction in Germany, partially offset by discrete tax benefits in 2024 associated with a reduction in withholding taxes.

As of September 30, 2025 and December 31, 2024, the Company had approximately $4.4 million and $4.2 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had $0.8 million and $0.7 million of accrued interest as of September 30, 2025 and December 31, 2024, respectively.
The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law, which contains a broad range of tax reform provisions, including domestic research and development cost expensing, extension of 100% bonus depreciation, limitations on interest expense deductions and revisions to international tax regimes. The Company has completed its evaluation of the financial impacts of the OBBBA and does not currently anticipate a material effect on our annual effective tax rate or cash flows as a result of this legislation.

12. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.3 million for the three and nine months ended September 30, 2025 and September 30, 2024. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Denominator for Basic Earnings Per Share	66.4	66.4	66.3	66.4
Effect of Dilutive Securities	0.2	0.3	0.2	0.4
Denominator for Diluted Earnings Per Share	66.6	66.7	66.5	66.8

13. CONTINGENCIES

The Company is party to litigation and other legal or regulatory proceedings that arise in the normal course of the Company's business operations, the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. The Company accrues for exposures to the extent that losses are deemed probable and are reasonably estimable. The Company does not currently believe that the outcome of any of these proceedings individually or collectively will have a material effect on the Company's financial position, results of operations or its cash flows.
The Company is subject to federal, state and local environmental protection laws and regulations with respect to our business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. The Company’s threshold for disclosing environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1 million.
The most significant legal proceedings involving the Company are described below.
One of the Company's subsidiaries that it acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to product safety requirements and other potential regulation of their performance by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. The Company has recorded an estimated liability for incurred claims. Based on the current facts, the Company cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition. The Company cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that the Company may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance	$32.8	$33.4	$33.4	$34.5
Less: Payments	3.9	6.5	14.6	17.8
Provisions	4.9	6.6	17.3	17.1
Translation Adjustments	(2.0)	0.3	(4.3)	—
Ending Balance	$31.8	$33.8	$31.8	$33.8

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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 30, 2025 or September 30, 2024.
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
As of September 30, 2025 and December 31, 2024, the Company had $1.0 million and $(0.8) million, respectively, net of tax, of derivative gains (losses) on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through March 2027. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	September 30, 2025	December 31, 2024
Copper	$65.8	$41.7

The Company has currency forward contracts with maturities extending through March 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	September 30, 2025	December 31, 2024
Euro	$722.9	$1,221.5
Mexican Peso	356.6	233.2
Chinese Renminbi	411.7	359.5
Indian Rupee	32.4	23.0
Canadian Dollar	148.8	52.2
Australian Dollar	26.4	—
British Pound	16.7	6.1

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction of interest expense via the effective interest rate method through June 2025 when the balances under the related Term Facility were repaid. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and a recognized gain of $3.1 million, which is recorded in Interest expense, net on the Condensed Consolidated Statements of Income.

Fair values of derivative instruments as of September 30, 2025 and December 31, 2024 were:

	September 30, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Currency Contracts	3.9	0.3	0.3	0.1
Commodity Contracts	3.0	0.3	1.0	0.2
Not Designated as Hedging Instruments:
Currency Contracts	2.4	—	3.0	—
Total Derivatives	$9.3	$0.6	$4.3	$0.3

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.5	$—	$—
Currency Contracts	0.1	—	8.0	—
Commodity Contracts	0.1	—	4.4	—
Not Designated as Hedging Instruments:
Currency Contracts	0.9	—	5.6	—
Total Derivatives	$1.1	$5.5	$18.0	$—

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	September 30, 2025				September 30, 2024
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(0.7)	$2.9	$—	$2.2	$1.2	$(4.9)	$(7.2)	$(10.9)
Amounts Reclassified from Other Comprehensive Income (Loss) Gain:
(Loss) Gain Recognized in Cost of Sales	(0.1)	(1.5)	—	(1.6)	0.7	5.1	—	5.8
Gain Recognized in Interest Expense	—	—	—	—	—	—	1.4	1.4

	Nine Months Ended
	September 30, 2025				September 30, 2024
	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$6.1	$10.1	$(2.4)	$13.8	$1.3	$(9.6)	$(3.5)	$(11.8)
Amounts Reclassified from Other Comprehensive Income (Loss) Gain:
(Loss) Gain Recognized in Cost of Sales	(1.1)	(5.7)	—	(6.8)	(1.1)	19.8	—	18.7
Gain Recognized in Interest Expense	—	—	6.1	6.1	—	—	4.3	4.3
Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	September 30, 2025		September 30, 2024
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Loss recognized in Operating Expenses	$—	$(3.6)	$—	$(1.7)
	Nine Months Ended
	September 30, 2025		September 30, 2024
	Commodity Forwards	Currency Forwards	Commodity Forwards	Currency Forwards
Gain recognized in Operating Expenses	—	11.6	—	6.0

The AOCI balance related to hedging activities consists of a $5.5 million gain net of tax as of September 30, 2025 which includes $5.1 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur, except for the recognized gain related to the termination of the interest rate swaps on June 30, 2025.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of September 30, 2025 and December 31, 2024.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	September 30, 2025
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$9.9	$(1.5)	$8.4
Liabilities	4.6	(1.5)	3.1

	December 31, 2024
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$6.6	$(1.1)	$5.5
Liabilities	18.0	(1.1)	16.9

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 30, 2025 and December 31, 2024, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 8 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of September 30, 2025 and December 31, 2024.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$6.3	$1.0	Level 2
Derivative Commodity Contracts	3.0	0.1	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	16.0	14.6	Level 1
Interest Rate Swap	—	5.5	Level 2
Derivative Currency Contracts	0.3	—	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	3.3	13.6	Level 2
Derivative Commodity Contracts	1.0	4.4	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.1	—	Level 2
Derivative Commodity Contracts	0.2	—	Level 2
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

16. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three and nine months ended September 30, 2025 and September 30, 2024. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs also include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance	$13.9	$16.7	$16.3	$29.1
Provision(1)	8.1	10.9	22.1	29.1
Less: Payments	7.8	10.2	24.2	40.8
Ending Balance	$14.2	$17.4	$14.2	$17.4

(1) Excludes equipment related write-offs and restructuring related depreciation adjustments

The following table presents a reconciliation of restructuring costs for restructuring projects for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30, 2025			September 30, 2024
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$2.6	$3.2	$5.8	$3.1	$7.0	$10.1
Facility Related Costs	1.1	1.4	2.5	2.0	0.1	2.1
Other Expenses	0.1	0.4	0.5	0.2	0.5	0.7
Total Restructuring Costs	$3.8	$5.0	$8.8	$5.3	$7.6	$12.9

	Nine Months Ended
	September 30, 2025			September 30, 2024
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Employee Termination Expenses	$6.8	$9.5	$16.3	$8.9	$10.2	$19.1
Facility Related Costs	4.7	2.1	6.8	4.9	0.5	5.4
Other Expenses	0.6	0.2	0.8	5.5	1.9	7.4
Total Restructuring Costs	$12.1	$11.8	$23.9	$19.3	$12.6	$31.9

The following table presents restructuring costs by segment for the three and nine months ended September 30, 2025 and September 30, 2024:

Restructuring Costs - Three Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
September 30, 2025	$2.1	$5.2	$1.5	$—	$8.8
September 30, 2024	$5.8	$5.3	$1.8	$—	$12.9

Restructuring Costs - Nine Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
September 30, 2025	$3.2	$18.4	$2.3	$—	$23.9
September 30, 2024	$9.1	$10.4	$11.4	$1.0	$31.9

The Company's current restructuring activities are expected to continue through 2025. The Company expects to record aggregate future charges of approximately $6.1 million in the remainder of 2025. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of an acquisition (“Acquisition Sales”), (ii) sales attributable to any businesses divested/to be exited, and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales. Organic sales, organic sales growth and acquisition growth are non-GAAP financial measures. See reconciliation of these measures to GAAP net sales in the section entitled "Non-GAAP Measures" below.

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

2025 Outlook and Tariff Impacts

The Company has narrowed and lowered its annual guidance for GAAP diluted earnings per share to a range of $4.26 to $4.56 for full year 2025, primarily due to net unfavorable impacts from recently announced tariffs and China trade policies related to rare earth magnets since our second quarter report.

Given the expanded scope of tariffs under Section 232 of the Trade Expansion Act of 1962 on steel, aluminum, and copper, and the limited time remaining in fiscal year 2025 to implement mitigation actions and price changes, we now expect net tariff impacts to be slightly unfavorable through the end of 2025, with negative impacts likely to continue until later in fiscal year 2026.

Regarding the challenges around rare earth magnets, last quarter we expected these challenges were diminishing. However, our ability to source rare earth magnets worsened in the quarter, as the rate of China license approvals slowed considerably. While we are continuing to work on securing alternate sources of supply, and making strategic production moves that facilitate exports from China, we now expect these headwinds will impact us through the end of the year and into early fiscal year 2026.

Results of Operations
Three Months Ended September 30, 2025 Compared to September 30, 2024

	Three Months Ended
	September 30, 2025		September 30, 2024
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales:
Automation & Motion Control	$402.0		$401.6
Industrial Powertrain Solutions	662.3		644.2
Power Efficiency Solutions	432.7		431.6
Consolidated	$1,497.0		$1,477.4

Gross Profit
Automation & Motion Control	$148.7	37.0%	$156.5	39.0%
Industrial Powertrain Solutions	274.0	41.4%	268.0	41.6%
Power Efficiency Solutions	131.5	30.4%	131.8	30.5%
Consolidated	$554.2	37.0%	$556.3	37.7%

Operating Expenses
Automation & Motion Control	$126.0	31.3%	$125.5	31.3%
Industrial Powertrain Solutions	187.9	28.4%	183.5	28.5%
Power Efficiency Solutions	65.9	15.2%	73.2	17.0%
Consolidated	$379.8	25.4%	$382.2	25.9%

Income from Operations
Automation & Motion Control	$22.7	5.6%	$31.0	7.7%
Industrial Powertrain Solutions	86.1	13.0%	84.5	13.1%
Power Efficiency Solutions	65.6	15.2%	58.6	13.6%
Consolidated	$174.4	11.6%	$174.1	11.8%

Interest Expense	$87.0		$98.0
Interest Income	(5.3)		(5.1)
Other Expense, Net	0.8		(0.2)
Income before Taxes	91.9		81.4
Provision for Income Taxes	11.9		8.4
Net Income	80.0		73.0
Less: Net Income Attributable to Noncontrolling Interests	0.4		0.3
Net Income Attributable to Regal Rexnord Corporation	79.6		72.7

Net sales for the third quarter of 2025 were $1,497.0 million, an increase of $19.6 million or 1.3% compared to the third quarter of 2024. The increase consisted of a positive foreign currency translation impact of 0.9% and an organic sales increase of 0.7%, partially offset by a negative impact from divestitures of 0.3%. The increase in organic sales of $10.2 million was driven by a $10.6 million increase within IPS and a $3.5 million increase within PES, partially offset by a $3.9 million decrease within AMC. Gross profit for the third quarter of 2025 was $554.2 million, a decrease of $2.1 million, or 0.4%, compared to the third quarter of 2024, primarily due to a $7.8 million decrease within AMC, partially offset by a $6.0 million increase within IPS. Total operating expenses for the third quarter of 2025 of $379.8 million were relatively consistent with the third quarter of 2024. Interest expense for the third quarter of 2025 was $87.0 million, a decrease of $11.0 million or 11.2% compared to the third quarter of 2024, primarily driven by a reduction in outstanding debt.

AMC net sales for the third quarter of 2025 were $402.0 million, an increase of $0.4 million or 0.1% compared to the third quarter of 2024. The increase consisted of a positive foreign currency translation impact of 1.1%, partially offset by an organic sales decline of 1.0%. The $3.9 million decrease in organic sales reflects project timing in our data center business, headwinds in the medical end market, and persistent challenges sourcing rare earth magnets, particularly for products serving the medical and defense markets, partially offset by growth in the aerospace and discrete automation markets. Gross profit for the third quarter of 2025 was $148.7 million, a decrease of $7.8 million, or 5.0% compared to the third quarter of 2024, primarily driven by sales mix headwinds. Total operating expenses for the third quarter of 2025 were relatively consistent with the third quarter of 2024.

IPS net sales for the third quarter of 2025 were $662.3 million, an increase of $18.1 million or 2.8% compared to the third quarter of 2024. The increase consisted of an organic sales increase of 1.6% and a positive foreign currency translation impact of 1.2%. The $10.6 million increase in organic sales primarily reflects strength in energy and metals and mining markets. Gross profit for the third quarter of 2025 was $274.0 million, an increase of $6.0 million or 2.2% compared to the third quarter of 2024, primarily driven by synergies and higher volume, partially offset by sales mix headwinds. Total operating expenses for the third quarter of 2025 were relatively consistent with the third quarter of 2024.

PES net sales for the third quarter of 2025 were $432.7 million, an increase of $1.1 million or 0.3% compared to the third quarter of 2024. The increase consisted of organic sales growth of 0.8% and a positive foreign currency translation impact of 0.5%, partially offset by a negative impact from divestitures of 1.0%. The $3.5 million increase in organic sales reflects growth in the pool and commercial HVAC markets. Gross profit for the third quarter of 2025 was relatively consistent with the third quarter of 2024. Total operating expenses for the third quarter of 2025 were relatively consistent with the third quarter of 2024.

The effective tax rate for the three months ended September 30, 2025 was 12.9% versus 10.3% for the three months ended September 30, 2024 due to discrete tax benefits in 2024 associated with a reduction in withholding taxes, partially offset by discrete tax benefits in 2025 associated with a tax rate reduction in Germany.

Nine Months Ended September 30, 2025 Compared to September 30, 2024

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales:
Automation & Motion Control	$1,209.4		$1,224.0
Industrial Powertrain Solutions	1,924.8		1,963.1
Power Efficiency Solutions	1,277.0		1,227.8
Industrial Systems (1)	—		157.8
Consolidated	$4,411.2		$4,572.7

Gross Profit
Automation & Motion Control	$461.4	38.2%	$485.6	39.7%
Industrial Powertrain Solutions	811.9	42.2%	803.3	40.9%
Power Efficiency Solutions	373.2	29.2%	352.3	28.7%
Industrial Systems (1)	—	—%	39.2	24.8%
Consolidated	$1,646.5	37.3%	$1,680.4	36.7%

Operating Expenses
Automation & Motion Control	$373.2	30.9%	$372.6	30.4%
Industrial Powertrain Solutions	551.7	28.7%	546.9	27.9%
Power Efficiency Solutions	205.3	16.1%	220.1	17.9%
Industrial Systems (1)	—	—%	38.9	24.7%
Consolidated	$1,130.2	25.6%	$1,178.5	25.8%

Income from Operations
Automation & Motion Control	$88.2	7.3%	$113.0	9.2%
Industrial Powertrain Solutions	260.2	13.5%	256.4	13.1%
Power Efficiency Solutions	167.9	13.1%	132.2	10.8%
Industrial Systems (1)	—	—%	0.3	0.2%
Consolidated	$516.3	11.7%	$501.9	11.0%

Interest Expense	$262.5		$305.1
Interest Income	(14.6)		(13.2)
Other Expense, Net	2.4		0.4
Income before Taxes	266.0		209.6
Provision for Income Taxes	49.0		53.2
Net Income	217.0		156.4
Less: Net Income Attributable to Noncontrolling Interests	1.1		1.4
Net Income Attributable to Regal Rexnord Corporation	215.9		155.0
(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Net sales decreased $161.5 million or 3.5% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease primarily consisted of a negative impact from divestitures of 3.7%, partially offset by a positive foreign currency translation impact of 0.1% and an organic sales increase of 0.1%. The decrease from divestitures was primarily due to a reduction of $157.8 million from the divestiture of the industrial motors and generators business. The increase in organic sales of $3.1 million was driven by a $60.9 million increase within PES, partially offset by a $41.2 million decrease within IPS and a $16.6 million decrease within AMC. Gross profit decreased $33.9 million or 2.0% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $39.2 million impact from divesting the industrial motors and generators business and a $24.2 million decrease within AMC, partially offset by an increase of $20.9 million within PES and an increase of $8.6 million within IPS. Total operating expenses for the nine months ended September 30, 2025 decreased $48.3 million or 4.1% compared to the nine months ended September 30, 2024, primarily driven by a $38.9 million impact from divesting the industrial motors and generators businesses and a $14.8 million decrease within PES. Interest expense for the nine months ended September 30, 2025 was $262.5 million, a decrease of $42.6 million or 14.0% compared to the nine months ended September 30, 2024, primarily driven by a reduction in outstanding debt.

AMC net sales for the nine months ended September 30, 2025 were $1,209.4 million, a decrease of $14.6 million or 1.2%, compared to the nine months ended September 30, 2024. The decrease consisted of an organic sales decline of 1.4%, partially offset by a positive foreign currency translation impact of 0.2%. The $16.6 million decrease in organic sales was primarily driven by project timing in our data center business, headwinds in the general industrial and medical end markets, and persistent challenges sourcing rare earth magnets, particularly for products serving the medical and defense markets, partially offset by growth in the aerospace and discrete automation markets. Gross profit decreased $24.2 million or 5.0% compared to the nine months ended September 30, 2024, primarily driven by lower volume and sales mix headwinds. Total operating expenses for the nine months ended September 30, 2025 are relatively consistent with the nine months ended September 30, 2024.
IPS net sales for the nine months ended September 30, 2025 were $1,924.8 million, a decrease of $38.3 million or 2.0%, compared to the nine months ended September 30, 2024. The decrease primarily consisted of an organic sales decline of 2.1%, partially offset by a positive foreign currency translation impact of 0.1%. The $41.2 million decrease in organic sales was primarily driven by project timing in the metals and mining markets and weakness in general industrial markets. Gross profit increased $8.6 million or 1.1% compared to the nine months ended September 30, 2024 primarily driven by synergies, partially offset by lower volume and sales mix headwinds. Total operating expenses for the nine months ended September 30, 2025 were relatively consistent with the nine months ended September 30, 2024.
PES net sales for the nine months ended September 30, 2025 were $1,277.0 million, an increase of $49.2 million or 4.0%, compared to the nine months ended September 30, 2024. The increase consisted of an organic sales increase of 5.0%, partially offset by the negative impact from business divestitures of 0.9% and a negative foreign currency translation impact of 0.1%. The $60.9 million increase in organic sales primarily reflects growth in the residential HVAC, pool and commercial HVAC markets. Gross profit increased $20.9 million or 5.9% as compared to the nine months ended September 30, 2024, primarily driven by higher volume and lower restructuring and related expenses of $13.8 million. Total operating expenses for the nine months ended September 30, 2025 decreased $14.8 million, or 6.7%, as compared to the nine months ended September 30, 2024 primarily driven by lower allocated expenses.
The effective tax rate for the nine months ended September 30, 2025 was 18.4% versus 25.4% for the nine months ended September 30, 2024 due to the tax effects associated with the divestiture of the industrial motors and generators businesses in 2024 and discrete tax benefits in 2025 associated with a tax rate reduction in Germany, partially offset by discrete tax benefits in 2024 associated with a reduction in withholding taxes.

Non-GAAP Measures

As noted above, we disclose organic sales, organic sales growth and acquisition growth as non-GAAP financial measures, and we reconcile these measures in the table below to GAAP net sales. We believe that these non-GAAP financial measures are useful measures for providing investors with additional information regarding our results of operations and for helping investors understand and compare our operating results across accounting periods and compared to our peers. This additional non-GAAP information is not meant to be considered in isolation or as a substitute for the Company's results of operations prepared and presented in accordance with GAAP.

	Automation & Motion Control	Industrial Powertrain Solutions	Power and Efficiency Solutions	Total Regal Rexnord
Net Sales Three Months Ended Sep 30, 2025	$402.0	$662.3	$432.7	$1,497.0
Impact from Foreign Currency Exchange Rates	(4.3)	(7.5)	(2.2)	(14.0)
Organic Sales Three Months Ended Sep 30, 2025	$397.7	$654.8	$430.5	$1,483.0

Net Sales Three Months Ended Sep 30, 2024	$401.6	$644.2	$431.6	$1,477.4
Net Sales from Businesses Divested	—	—	(4.6)	(4.6)
Adjusted Net Sales Three Months Ended Sep 30, 2024	$401.6	$644.2	$427.0	$1,472.8

Three Months Ended Sep 30, 2025 Net Sales Growth %	0.1%	2.8%	0.3%	1.3%
Three Months Ended Sep 30, 2025 Foreign Currency Impact %	1.1%	1.2%	0.5%	0.9%
Three Months Ended Sep 30, 2025 Divestitures %	—%	—%	(1.0)%	(0.3)%
Three Months Ended Sep 30, 2025 Organic Sales Growth %	(1.0)%	1.6%	0.8%	0.7%

	Automation & Motion Control	Industrial Powertrain Solutions	Power and Efficiency Solutions	Industrial Systems	Total Regal Rexnord
Net Sales Nine Months Ended Sep 30, 2025	$1,209.4	$1,924.8	$1,277.0	$—	$4,411.2
Impact from Foreign Currency Exchange Rates	(2.0)	(2.9)	0.2	—	(4.7)
Organic Sales Nine Months Ended Sep 30, 2025	$1,207.4	$1,921.9	$1,277.2	$—	$4,406.5

Net Sales Nine Months Ended Sep 30, 2024	$1,224.0	$1,963.1	$1,227.8	$157.8	$4,572.7
Net Sales from Businesses Divested	—	—	(11.5)	(157.8)	(169.3)
Adjusted Net Sales Nine Months Ended Sep 30, 2024	$1,224.0	$1,963.1	$1,216.3	$—	$4,403.4

Nine Months Ended Sep 30, 2025 Net Sales Growth %	(1.2)%	(2.0)%	4.0%	(100.0)%	(3.5)%
Nine Months Ended Sep 30, 2025 Foreign Currency Impact %	0.2%	0.1%	(0.1)%	—%	0.1%
Nine Months Ended Sep 30, 2025 Divestitures %	—%	—%	(0.9)%	(100.0)%	(3.7)%
Nine Months Ended Sep 30, 2025 Organic Sales Growth %	(1.4)%	(2.1)%	5.0%	—%	0.1%

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

Cash flow provided by operating activities was $823.0 million for the nine months ended September 30, 2025, a $426.8 million increase from the nine months ended September 30, 2024. This increase was primarily driven by cash proceeds from the sale of receivables under the Securitization Facility coupled with additional income generated in 2025. See Note 7 - Receivables Securitization for additional considerations regarding the Securitization Facility.

Our working capital was $1,327.9 million as of September 30, 2025, compared to $1,535.6 million as of December 31, 2024, a decrease of $207.7 million primarily due to the sale of receivables under the Securitization Facility offset by an increase in inventory.

Cash flow used in investing activities was $52.1 million for the nine months ended September 30, 2025 as compared to cash flow provided by investing activities of $295.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by proceeds received from the sale of the industrial motors and generators businesses in 2024.

In 2025, we anticipate capital spending for property, plant and equipment to be approximately $105.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2025. We anticipate funding remaining 2025 capital spending with operating cash flows.

Cash flow used in financing activities was $784.5 million for the nine months ended September 30, 2025, compared to $860.9 million used in financing activities for the nine months ended September 30, 2024. We made net debt repayments of $708.4 million during the nine months ended September 30, 2025, compared to net debt repayments of $732.7 million during the nine months ended September 30, 2024. The net debt repayments in the current year primarily reflected payments of $665.0 million on the Term Facility and $40.0 million of net payments made on the Multicurrency Revolving Facility during the nine months ended September 30, 2025. The net debt payments in the prior year primarily resulted from payments of $273.5 million on the Term Facility, $391.8 million on the Land Term Facility (an unsecured term loan facility fully repaid as of December 31, 2024 under which the Company's subsidiary Land Newco, Inc. was the sole borrower), and $64.3 million net repayments made on the Multicurrency Revolving Facility during the nine months ended September 30, 2024. There were $69.7 million of dividends paid for the nine months ended September 30, 2025 and $69.9 million of dividends paid for the nine months ended September 30, 2024. There were no share repurchases for the nine months ended September 30, 2025. The Company repurchased and retired $50.0 million of common stock during the nine months ended September 30, 2024 to partially offset the dilutive impact of share-based compensation awards.

The following table presents selected financial information and statistics as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$400.0	$393.5
Trade Receivables, Net	508.0	842.8
Inventories	1,366.3	1,227.5
Accounts Payable	597.6	542.8
Working Capital (Current Assets less Current Liabilities)	1,327.9	1,535.6
Current Ratio	2.0:1	2.3:1

As of September 30, 2025, $387.5 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of September 30, 2025, we have repatriated $382.7 million of foreign cash in 2025 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2025.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

As of September 30, 2025, the Company has $1,100.0 million of 2026 Senior Notes which are scheduled to mature on February 16, 2026. The Company may refinance the 2026 Senior Notes with a long-term financing arrangement or may use its availability under its Multicurrency Revolving Facility and cash generated from operations to repay all or a portion of the 2026 Senior Notes. The Company has adequate liquidity under its Multicurrency Revolving Facility maturing on March 28, 2027 to refinance the 2026 Senior Notes on a long-term basis and accordingly, the Company continues to classify the debt as non-current in the Condensed Consolidated Balance Sheet as of September 30, 2025.

As of September 30, 2025, the Company had no borrowings under the Term Facility or under the Multicurrency Revolving Facility, and had $1,570.0 million of available borrowing capacity. On June 30, 2025, the Company prepaid $420.0 million of principal outstanding under the Term Facility with proceeds from the Securitization Facility, which was entered on June 30, 2025. As of September 30, 2025, we received $398.3 million of cash in exchange for Sold Receivables. The Company pays a non-use fee on the aggregate unused amount of the Multicurrency Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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

The following tables set forth financial information attributable to the Parent and the Guarantor Subsidiaries (collectively, the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group which have been eliminated. The financial information of the Obligor Group excludes equity investments in, and equity income or loss from, subsidiaries that are not in the Obligor Group. Material amounts due from, due to, and transactions with Non-Guarantor Subsidiaries which are included in the condensed financial information of the Obligor Group are presented with each table.

The following table sets forth summarized balance sheet information of the Obligor Group as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total Current Assets	858.1	1,132.2
Goodwill	4,220.9	4,220.9
Intangible Assets, Net of Amortization	2,025.8	2,178.3
Other Noncurrent Assets	735.9	863.3
Total Noncurrent Assets	6,982.6	7,262.5
Total Current Liabilities	718.2	658.0
Long-Term Debt	4,729.8	5,428.0
Other Noncurrent Liabilities	3,452.0	3,682.5
Total Noncurrent Liabilities	8,181.8	9,110.5
Due from Non-Guarantor Subsidiaries	285.7	398.5
Due to Non-Guarantor Subsidiaries	2,940.0	3,114.0

The following table sets forth summarized income statement information of the Obligor Group for the nine months ended September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Net Sales	2,473.8	2,503.9
Gross Profit	970.4	958.8
Income from Operations	230.3	214.1
Interest Expense	335.8	423.7
Net Loss	(91.6)	(213.8)
Net Loss Attributable to Regal Rexnord Corporation	(91.6)	(213.8)
Net Sales to Non-Guarantor Subsidiaries	182.1	195.5
Interest Expense Due to Non-Guarantors	87.3	125.0

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of September 30, 2025, we had $4,818.3 million of fixed rate debt and no variable rate debt. Interest rate swaps have been utilized throughout the year to manage interest rate risk associated with the Company's floating rate borrowings.

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

As of September 30, 2025, derivative currency assets (liabilities) of $6.3 million, $0.3 million, $(3.3) million and $(0.1) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively. As of December 31, 2024, derivative currency assets (liabilities) of $1.0 million and $(13.6) million are recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively. The unrealized gain of $2.9 million net of tax and unrealized loss of $5.7 million net of tax, on the effective portions of the hedges, as of September 30, 2025 and December 31, 2024 respectively, were recorded in AOCI. We had a gain of $0.8 million net of tax and loss of $2.5 million net of tax, as of September 30, 2025 and December 31, 2024, respectively, on currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 30, 2025:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Euro	$722.9	$1.6	$72.3	$(72.3)
Mexican Peso	356.6	3.5	35.7	(35.7)
Chinese Renminbi	411.7	(1.0)	41.2	(41.2)
Indian Rupee	32.4	(0.3)	3.2	(3.2)
Canadian Dollar	148.8	(0.8)	14.9	(14.9)
Australian Dollar	26.4	0.1	2.6	(2.6)
British Pound	16.7	0.1	1.7	(1.7)
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

Derivative commodity assets (liabilities) of $3.0 million, $0.3 million, $(1.0) million, and $(0.2) million were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities respectively, as of September 30, 2025. Derivative commodity assets (liabilities) of $0.1 million and $(4.4) million were recorded in Prepaid Expenses and Other Current Assets and Other Accrued Expenses, respectively as of December 31, 2024. The unrealized gain on the effective portion of the hedges of $1.6 million net of tax and the unrealized loss on the effective portion of the hedges of $3.2 million net of tax, as of September 30, 2025 and December 31, 2024, respectively, was recorded in AOCI. As of September 30, 2025, we had $0.1 million, net of tax, derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.. As of December 31, 2024, we had $0.5 million, net of tax, derivative commodity losses on closed hedge instruments in AOCI that were realized in earnings when the hedged items impacted earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 30, 2025:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$65.8	$2.1	$6.6	$(6.6)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $5.5 million of gains as of September 30, 2025 which includes $5.1 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2025, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock remaining available to be purchased as of September 30, 2025 is $145.0 million.

ITEM 5. OTHER INFORMATION

None.

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

Date: October 30, 2025

REGAL REXNORD CORPORATION (Registrant)

/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Date: October 30, 2025